Form 10-K
period 1993-12-31
ILLINOIS TOOL WORKS INC
filed 1994-03-30
CIK 49826

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 1-4797

                            ILLINOIS TOOL WORKS INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                        36-1258310
       (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)
   3600 W. LAKE AVENUE, GLENVIEW, ILLINOIS         60025-5811
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (708) 724-7500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                                   WHICH REGISTERED
- ---------------------------------------------------  ---------------------------------------------------
                   COMMON STOCK                                    NEW YORK STOCK EXCHANGE
                                                                   CHICAGO STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

               YES ____X____                      NO ____________

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 8, 1994, WAS APPROXIMATELY $3,500,000,000.
                            ------------------------

    SHARES OF COMMON STOCK OUTSTANDING AT MARCH 8, 1994 - 113,213,921
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                               PARTS I, II,
1993 ANNUAL REPORT TO STOCKHOLDERS...........................................  IV
PROXY STATEMENT DATED MARCH 28, 1994, FOR ANNUAL MEETING OF STOCKHOLDERS TO
 BE HELD ON MAY 6, 1994......................................................  PART III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    GENERAL --

    Illinois Tool Works Inc. (the "Company") manufactures and markets a variety of products and systems that provide specific, problem-solving solutions for a diverse customer base worldwide. The Company has more than 250 operations in 33 countries. The Company's business units are divided into two segments:
Engineered Components, and Industrial Systems and Consumables. Products in the Company's Engineered Components segment include short lead-time plastic and metal components and assemblies; industrial fluids and adhesives; plastic and metal fasteners, and fastening tools and equipment. Industrial Systems and Consumables' products include longer lead-time systems and related consumables for consumer and industrial packaging, finishing, furniture, inspection and quality assurance applications.

    In March 1993, the Company acquired the Miller Group Ltd., a manufacturer of arc welding equipment, through an exchange of ITW voting Common Stock for all of the voting Common Stock of Miller. As a result, the acquisition has been accounted for as a pooling of interests in conformity with Generally Accepted Accounting Principles, specifically paragraphs 46 through 48 of Accounting Principles Board Opinion No. 16. Accordingly, the results of operations have been included in the Statement of Income as of the beginning of 1993. The impact of Miller on consolidated operating revenues, net income and net income per share for 1993, 1992 and 1991 was not significant. Therefore, prior years' financial statements have not been restated to reflect the acquisition of Miller.

    In 1990, the Company acquired substantially all of the net assets of the DeVilbiss Industrial/Commercial businesses of Eagle Industries, Inc. ("DeVilbiss"). The DeVilbiss businesses manufacture products and engineered systems used for product finishing and coating applications, including conventional air spray equipment, powder-coating devices and robotic finishing systems. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the Statement of Income from the acquisition date.

    In 1989, the Company acquired all of the outstanding common stock of Ransburg Corporation ("Ransburg") for $192,000,000, which includes payment for outstanding options and investment banking, legal and accounting fees paid by both parties. Ransburg businesses manufacture and distribute electrostatic finishing systems for liquid and powder coatings. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the Statement of Income from the acquisition date.

    In 1991, the Company sold certain net assets and technology related to the Ransburg and DeVilbiss automotive finishing systems businesses. The revenues, income and net assets related to the automotive finishing systems businesses were not material.

    During the five-year period ending December 31, 1993, the Company acquired and disposed of a number of other businesses, none of which individually had a material impact on consolidated results.

    CURRENT YEAR DEVELOPMENTS --

    Refer to pages 20 through 22, Management's Discussion and Analysis, in the Company's 1993 Annual Report to Stockholders.

    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS --

    For financial reporting purposes, the Company has grouped its operations into two industry segments: Engineered Components and Industrial Systems and Consumables. The percentage contributions to operating revenues for the last three (3) years by these product categories are:

                                                       INDUSTRIAL
                                          ENGINEERED   SYSTEMS AND
                                          COMPONENTS   CONSUMABLES
                                          ----------   -----------
1993....................................         52%           48%
1992....................................         46%           54%
1991....................................         45%           55%

    Segment and geographic data are included on pages 20 and 26 of the Company's 1993 Annual Report to Stockholders.

    Product data relating to the Company's two segments are located on page 4 of the Company's 1993 Annual Report to Stockholders. The principal markets served by the Company's two segments are as follows:

                                          % OF OPERATING REVENUES
                                          ------------------------
                                                       INDUSTRIAL
                                          ENGINEERED   SYSTEMS AND
                                          COMPONENTS   CONSUMABLES
                                          ----------   -----------
Construction............................       36.0%         10.8%
Automotive..............................       25.9%          9.6%
General Industrial......................       18.6%         28.5%
Food and Beverage.......................        1.7%         18.0%
Industrial Capital Goods................        2.0%         10.2%
Consumer Durables.......................        6.0%          2.8%
Paper Products..........................         --           8.8%
Electronics.............................        5.5%          1.9%
Other...................................        4.3%          9.4%
                                              -----         -----
                                              100.0%        100.0%
                                              -----         -----
                                              -----         -----

    Operating results of the segments are described on pages 20 and 21 of the Company's 1993 Annual Report to Stockholders.

    BACKLOG --

    Backlog generally is not considered a significant factor in the Company's businesses as relatively short delivery periods and rapid inventory turnover are characteristic of many of its products.

    The following summarizes backlog by industry segment as of December 31, 1993 and 1992:

                                                           BACKLOG IN THOUSANDS OF DOLLARS
                                                        -------------------------------------
                                                                      INDUSTRIAL
                                                        ENGINEERED   SYSTEMS AND
                                                        COMPONENTS   CONSUMABLES     TOTAL
                                                        -----------  ------------  ----------
1993..................................................   $ 159,000    $  142,000   $  301,000
1992..................................................     128,000       140,000      268,000

    Backlog orders scheduled for shipment beyond calendar year 1994 were not material in either industry segment as of December 31, 1993.

    The following information is equally applicable to both industry segments of the business unless otherwise noted:

    COMPETITION --

    The Company's global competitive environment is complex because of the wide diversity of products the Company manufactures and the markets it serves. Depending on the product or market, the Company may compete with few other companies or with many firms, some of which may be the Company's own licensees.

    The Company is a leading producer of plastic and metal fastening components and assemblies; adhesives and fluids; packaging systems and related consumables; finishing and static control systems and products; quality assurance equipment; tooling for specialty applications; and arc welding equipment and related systems.

    RAW MATERIALS --

    The Company uses raw materials of various types, primarily metals and plastics that are available from numerous commercial sources. The availability of materials and energy has not resulted in any business interruptions or other major problems, nor are any such problems anticipated.

    RESEARCH AND DEVELOPMENT --

    The Company's growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 27 of the Company's 1993 Annual Report to Stockholders.

    The Company owns approximately 1,630 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 240 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

    The Company licenses some of its patents to other companies, from which the Company collects royalties. The Company believes that many of its patents are valuable and important. Nevertheless, the Company credits its leadership in the markets it serves to engineering capability; manufacturing techniques, skills and efficiency; marketing and sales promotion; and service and delivery of quality products to its customers.

    TRADEMARKS --

    Many of the Company's products are sold under various trademarks owned or licensed by the Company. Among the most significant are: ITW, Signode, Apex, Buildex, Deltar, Devcon, DeVilbiss, Fastex, Hi-Cone, Keps, Magnaflux, Miller, Minigrip, Paslode, Ransburg, Ramset, Shakeproof, Teks, Tenax, and Zip-Pak.

    ENVIRONMENTAL PROTECTION --

    The Company believes that its plants and equipment are in substantial compliance with applicable environmental regulations. Additional measures to maintain compliance are not expected to materially affect the Company's capital expenditures, competitive position, financial position or results of operations.

    Various legislative and administrative regulations concerning environmental issues have become effective or are under consideration in many parts of the world relating to manufacturing processes, and the sale or use of certain products. To date, such developments have not had a substantial adverse impact on the Company's sales or earnings. The Company has made considerable efforts to develop and sell environmentally compatible products resulting in new and expanding marketing opportunities.

    EMPLOYEES --

    The Company employed approximately 19,000 persons as of December 31, 1993 and considers its employee relations to be excellent.

    INTERNATIONAL --

    The Company's international operations include subsidiaries, joint ventures, licensees and other affiliates in 33 countries on six continents. These operations serve such markets as automotive, beverage and food, construction, general industrial, packaging and others on a worldwide basis. The Company's wholly and majority-owned international subsidiaries contributed approximately 36% and 45% of operating revenues in 1993 and 1992, respectively.

    Refer to pages 20 and 21 in the Company's 1993 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

    EXECUTIVE OFFICERS --

    Executive Officers of the Company as of March 8, 1994 are as follows:

Name                                                           Office                                 Age
- ---------------------------------  --------------------------------------------------------------     ---
Gunter A. Berlin                   Executive Vice President                                           61
Thomas W. Buckman                  Vice President, Patents and Technology                             56
H. Richard Crowther                Vice Chairman                                                      61
W. James Farrell                   Executive Vice President                                           51
Russell M. Flaum                   Executive Vice President                                           43
Michael W. Gregg                   Senior Vice President and Controller, Accounting                   58
Stewart S. Hudnut                  Senior Vice President, General Counsel and Secretary               54
Robert H. Jenkins                  Executive Vice President                                           51
John Karpan                        Senior Vice President, Human Resources                             53
John D. Nichols                    Chairman and Chief Executive Officer                               63
Frank S. Ptak                      Executive Vice President                                           50
F. Ronald Seager                   Executive Vice President                                           53
Harold B. Smith                    Chairman of the Executive Committee                                60

    Except for Messrs. Hudnut and Karpan, each of the foregoing officers has been employed by the Company in various executive capacities for more than five years. The executive officers of the Company serve at the pleasure of the Board of Directors. Mr. Hudnut joined the Company in January 1992 having previously served as Senior Vice President, General Counsel and Secretary of MBIA Inc., a financial guarantor, and Vice President, General Counsel and Secretary of Scovill Inc., a diversified manufacturer. Mr. Karpan joined the Company in June 1990 having previously served as President and Chief Operating Officer of Butler Fixture Company, a manufacturer of commercial fixtures, and Vice President, Human Resources and Planning for Borg Warner Automotive, Inc., manufacturer of automotive components. Mr. Smith has entered into a one-year service agreement with the Company for $85,000.

ITEM 2. PROPERTIES

    As of December 31, 1993 the Company operated 160 plants and office facilities in the United States, excluding regional sales offices and warehouse facilities. Of the total U.S. floor space of 11.1 million square feet, 7.5 million is owned by the Company, with the remaining 3.6 million being leased. Internationally, the Company operated 87 plants and office facilities excluding regional sales offices and warehouse facilities. Of the total international floor space of 5.1 million square feet, 3.6 million is owned by the Company, with the remaining 1.5 million being leased. The principal international plants are in Australia, Belgium, Brazil, Canada, France, Germany, Ireland, Italy, Japan, Malaysia, Spain, Switzerland and the United Kingdom.

    Of the worldwide plants and office facilities, 122 were operated by businesses in the Engineered Components segment, 119 by businesses in the Industrial Systems and Consumables segment, and 6 by corporate-related entities. Of the company-wide square footage, 7.5 million are used by businesses in the Engineered Components segment and 7.6 million are used by businesses in the Industrial Systems and Consumables segment, with the remaining square footage used as corporate-related facilities.

    The Company's properties are primarily of steel, brick or concrete construction and are maintained in good operating condition. Productive capacity, in general, currently exceeds operating levels. Capacity levels are somewhat flexible based on the number of shifts operated and on the number of overtime hours worked. The Company adds productive capacity from time to time as required by increased demand. Additions to capacity can be made within a reasonable period of time due to the nature of the businesses.

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    This information is incorporated by reference to page 37 of the Company's 1993 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

    This information is incorporated by reference to pages 38 and 39 of the Company's 1993 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This information is incorporated by reference to pages 20 through 22 of the Company's 1993 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and report thereon of Arthur Andersen & Co. dated February 9, 1994, as found on pages 23 through 37 of the Company's 1993 Annual Report to Stockholders, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information regarding the Directors of the Company is incorporated by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

    Information  regarding the Executive Officers of the Company can be found in
Part I of this Annual Report on Form 10-K on page 4.

ITEM 11. EXECUTIVE COMPENSATION

    This information is incorporated by reference to the information under the captions "Executive Compensation" and "Directors' Compensation" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information is incorporated by reference to the information under the caption "Security Ownership" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)  Financial Statements

    The financial statements and report thereon of Arthur Andersen & Co. dated February 9, 1994 as found on pages 23 through 37 of the Company's 1993 Annual Report to Stockholders, are incorporated by reference.

      (2)  Financial Statement Schedules

    The following supplementary financial data should be read in conjunction with the financial statements and comments thereto as presented in the Company's 1993 Annual Report to Stockholders. Schedules not included with this supplementary financial data have been omitted because they are not applicable, immaterial or the required information is included in the financial statements or the related comments on financial statements.

                                                             Schedule No.  Page No.
                                                             ------------  ---------
Amounts Receivable from Related Parties, Underwriters,
Promoters and Employees Other Than Related Parties.........       II           9
Valuation And Qualifying Accounts..........................      VIII         10
Short-Term Borrowings......................................       IX          11

    (b) Reports on Form 8-K

    No reports on Form 8-K have been filed during the period for which this report is filed.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To Illinois Tool Works Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements included in Illinois Tool Works Inc.'s 1993 Annual Report to Stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois,
February 9, 1994

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 1994.

                                          ILLINOIS TOOL WORKS INC.
                                          By ________/s/__JOHN D. NICHOLS_______
                                                      John D. Nichols
                                                   Director, Chairman and
                                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of March, 1994.

            SIGNATURES                                  TITLE
- -----------------------------------  --------------------------------------------
- ---------------------------          Senior Vice President and Controller,
/s/  MICHAEL W. GREGG                 Accounting (Principal Accounting and
Michael W. Gregg                      Financial Officer)
Julius W. Becton, Jr.                Director
Silas S. Cathcart                    Director
Richard M. Jones                     Director
George D. Kennedy                    Director
Richard H. Leet                      Director
John D. Nichols                      Director
Robert C. McCormack                  Director
Phillip B. Rooney                    Director
Harold B. Smith                      Director
Edward F. Swift                      Director
Ormand J. Wade                       Director

                                          By________/s/__JOHN D. NICHOLS________
                                                     (John D. Nichols
                                                   as Attorney-in-Fact)

Original  powers of  attorney authorizing  John D.  Nichols to  sign this Annual
Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

                            ILLINOIS TOOL WORKS INC.
        AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS, PROMOTERS
                    AND EMPLOYEES OTHER THAN RELATED PARTIES
               FOR THE YEARS ENDED DECEMBER 31, 1992 AND 1993(1)
                                  SCHEDULE II

                                                                            DEDUCTIONS            BALANCE AT END
                                            BALANCE AT                ----------------------        OF PERIOD
                                             BEGINNING                 AMOUNTS     AMOUNTS    ----------------------
              NAME OF DEBTOR                 OF PERIOD    ADDITIONS   COLLECTED  WRITTEN OFF   CURRENT   NOT-CURRENT
- ------------------------------------------  -----------  -----------  ---------  -----------  ---------  -----------
                                                                         (IN THOUSANDS)
Year Ended December 31, 1992:
  Automated Label Systems Co. (2).........          --    $  23,042   $   9,050          --   $  13,992          --
Year Ended December 31, 1993:
  Automated Label Systems Co. (2).........   $  13,992    $  36,874   $  14,976          --   $  35,890          --

- ------------------------
(1)   No such items were in existence as of December 31, 1991.
(2) 50%-owned Joint Venture of the Company. Amounts receivable represent outstanding advances made at the prime interest rate. Of the total amounts receivable at December 31, 1993, $13.6 million is due on demand, and $22.3 million is due 180 days after termination of the Joint Venture.

                            ILLINOIS TOOL WORKS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 SCHEDULE VIII

                                                                                           DEDUCTIONS
                                                                              -------------------------------------
                                                                              RECEIVABLES
                                       BALANCE AT   PROVISIONS                  WRITTEN
                                        BEGINNING   CHARGED TO                OFF, NET OF                            BALANCE END
                                        OF PERIOD     INCOME     ACQUISITIONS RECOVERIES   DISPOSITIONS     OTHER     OF PERIOD
                                       -----------  -----------  -----------  -----------  -------------  ---------  ------------
                                                                             (IN THOUSANDS)
Year Ended December 31, 1991:
  Allowances for uncollectible
   accounts..........................   $  15,500    $   7,824    $   1,711    $  (6,000)    $     (37)   $     (98)  $   18,900
Year Ended December 31, 1992:
  Allowances for uncollectible
   accounts..........................      18,900        6,804          528       (7,896)         (140)        (396)      17,800
Year Ended December 31, 1993:
  Allowances for uncollectible
   accounts..........................      17,800        8,233          740       (7,496)           --       (1,277)      18,000

                            ILLINOIS TOOL WORKS INC.
                             SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                  SCHEDULE IX

                                                                      MAXIMUM      AVERAGE      WEIGHTED
                                                      WEIGHTED        AMOUNT       AMOUNT        AVERAGE
                                          BALANCE      AVERAGE      OUTSTANDING  OUTSTANDING    INTEREST
                                           AT END   INTEREST RATE   DURING THE   DURING THE    RATE-DURING
             CLASSIFICATION               OF YEAR    END OF YEAR     YEAR (3)     YEAR (1)    THE YEAR (2)
- ----------------------------------------  --------  -------------   -----------  -----------  -------------
                                                               (DOLLARS IN THOUSANDS)
Year Ended December 31, 1991:
  Bank overdrafts.......................  $ 19,557          11.6%   $   21,390   $   25,145           11.6%
  Short-term loans......................   107,710          10.2        23,504       41,837           10.5
  Commercial paper......................    45,500           5.9       137,500       36,600            5.9
                                          --------           ---    -----------  -----------           ---
  Short-term borrowings.................   172,767           9.3%   $  182,394   $  103,582            9.0%
                                                                    -----------  -----------
                                                                    -----------  -----------
  Current maturities of long-term debt..     9,340
                                          --------
    Total short-term debt...............  $182,107
                                          --------
                                          --------
Year Ended December 31, 1992:
  Bank overdrafts.......................  $ 19,704          11.7%   $   19,557   $   21,244           11.6%
  Short-term loans......................    29,854           8.8       107,710       66,221           10.1
  Commercial paper......................    30,000           3.4        45,500       46,800            4.3
                                          --------           ---    -----------  -----------           ---
  Short-term borrowings.................    79,558           7.5%   $  172,767   $  134,265            8.3%
                                                                    -----------  -----------
                                                                    -----------  -----------
  Current maturities of long-term debt..     3,703
                                          --------
    Total short-term debt...............  $ 83,261
                                          --------
                                          --------
Year Ended December 31, 1993:
  Bank overdrafts.......................  $ 18,034           8.4%   $   22,032   $   20,941           10.2%
  Short-term loans......................    22,539           7.2        37,834       32,426            7.9
  Commercial paper......................    63,881           3.2       171,234      102,489            3.2
                                          --------           ---    -----------  -----------           ---
  Short-term borrowings.................   104,454           5.0%   $  231,100   $  155,856            5.1%
                                                                    -----------  -----------
                                                                    -----------  -----------
  Current maturities of long-term debt..     2,619
                                          --------
    Total short-term debt...............  $107,073
                                          --------
                                          --------

- ------------------------
(1) Determined by averaging the outstanding balance at the beginning of the period and the outstanding balance at the end of each quarter during the period. Commercial paper was reclassified from long-term to short-term as of September 30, 1991. The average amount outstanding was computed using only those amounts classified as short-term over the entire year.
(2) Determined by averaging the weighted average interest rate on amounts outstanding at the beginning of the period and on amounts outstanding at the end of each quarter during the period.
(3) Maximum amount outstanding during the year is based on quarter-end balances for short-term borrowings in total.

                                 EXHIBIT INDEX
                          1993 FORM 10-K ANNUAL REPORT

   EXHIBIT
   NUMBER                                                    DESCRIPTION
- -------------  --------------------------------------------------------------------------------------------------------
         3(a)  Restated  Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Amendment No. 1 to the Company's Annual Report  on Form 10-K for  the fiscal year ended December  31, 1989, by means  of
               Form 8 dated May 24, 1990, (Commission File No. 1-4797) and incorporated herein by reference.
         3(b)  By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3(b) to the Company's Annual Report on
               Form  10-K for the  fiscal year ended December  31, 1990, (Commission File  No. 1-4797) and incorporated herein by reference.
         3(c)  Certificate of Amendment of Restated Certificate of Incorporation of Illinois Tool Works Inc. dated June
               11, 1991.
         4(a)  Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of
               Chicago, as  Trustee,  filed  as  Exhibit  4  to  the  Company's  Registration  Statement  on  Form  S-3
               (Registration  Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986, and incorporated herein by reference.
         4(b)  Resignation of Trustee and  Appointment of Successor  under Indenture (Exhibit  4(a)), filed as  Exhibit
               4(b)  to  the  Company's Annual  Report  on Form  10-K  for the  fiscal  year ended  December  31, 1989,
               (Commission File No. 1-4797) and incorporated herein by reference.
         4(c)  First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris  Trust and  Savings Bank, as Trustee, filed  as Exhibit 4-3 to the  Company's Post-Effective Amendment No. 1 to
               Registration Statement on Form  S-3 (Registration No.  33-5780) filed with  the Securities and  Exchange
               Commission on May 8, 1990, and incorporated herein by reference.
         4(d)  Credit agreement, dated as of August 14, 1992, among the Company, the Banks listed therein and the First
               National  Bank of Chicago, as agent,  filed as Exhibit 4(d) to the  Company's Annual Report on Form 10-K
               for the fiscal year  ended December 31, 1992,  (Commission File No. 1-4797)  and incorporated herein  by reference.
         4(e)  Officers'  Certificate Pursuant to Sections 2.01  and 2.04 of the Indenture  (Exhibit 4(a) as amended by
               Exhibit 4(c)) related to  the 5 7/8% Notes  due March 1,  2000, filed as Exhibit  4(e) to the  Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1992, (Commission File No. 1-4797) and incorporated herein by reference.
         4(f)  Form  of 7 1/2% notes due December  1, 1998, filed as Exhibit 4  to the Company's Current Report on Form
               8-K dated December 2, 1991, and incorporated herein by reference.
         4(g)  Form of 5 7/8% Notes  due March 1, 2000, filed  as Exhibit 4(f) to the  Company's Annual Report on  Form
               10-K  for the fiscal year ended December 31,  1992, (Commission File No. 1-4797) and incorporated herein by reference.
         4(h)  Amendment I to the Credit Agreement dated August 14,  1992 (Exhibit 4(d)), filed as Exhibit 4(a) to  the
               Company's  Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993, (Commission File
               No. 1-4797) and incorporated herein by reference.
        10(a)  Illinois Tool Works  Inc. Stock  Incentive Plan and  amendments thereto  filed as Exhibit  10(a) to  the
               Company's  Annual Report on Form 10-K for the fiscal  year ended December 31, 1988, (Commission File No.
               1-4797) and incorporated herein by reference.
        10(b)  Contracts between Illinois Tool Works Inc. and John  D. Nichols filed as Exhibit 10(b) to the  Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1990, (Commission File No. 1-4797) and incorporated herein by reference.

   EXHIBIT
   NUMBER                                                    DESCRIPTION
- -------------  --------------------------------------------------------------------------------------------------------
        10(c)  Illinois  Tool Works Inc. 1982 Executive Contributory  Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the  Company's Annual Report on Form 10-K  for the fiscal year ended  December
               31, 1990, (Commission File No. 1-4797) and incorporated herein by reference.
        10(d)  Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as  Exhibit 10(d) to  the Company's Annual  Report on Form 10-K  for the fiscal  year ended December 31,
               1990, (Commission File No. 1-4797) and incorporated herein by reference.
        10(e)  Illinois Tool Works  Inc. Executive Incentive  Program adopted  August 1, 1979  and amendments  thereto, filed  as Exhibit 10(e) to the  Company's Annual Report on Form 10-K  for the fiscal year ended December
               31, 1991, (Commission File No. 1-4797) and incorporated herein by reference.
        10(f)  Supplemental Plan for Employees of Illinois Tool Works Inc., effective January 1, 1989, filed as Exhibit
               10(d) to  the Company's  Annual  Report on  Form  10-K for  the fiscal  year  ended December  31,  1989,
               (Commission File No. 1-4797) and incorporated herein by reference.
        10(g)  Phantom  stock agreement between  Illinois Tool Works  Inc. and John  D. Nichols dated  January 1, 1986,
               October 17, 1986  and January  1, 1991, respectively,  filed as  Exhibit 10(g) to  the Company's  Annual
               Report  on Form 10-K for the year ended December 31, 1991, (Commission File No. 1-4797) and incorporated herein by reference.
        10(h)  Amendment to the Phantom  stock agreement between Illinois  Tool Works Inc. and  John D. Nichols,  dated
               January  1, 1991 (see 10(g) above),  filed as Exhibit 10(h) to the  Company's Annual Report on Form 10-K
               for the year ended December 31, 1992, (Commission File No. 1-4797) and incorporated herein by reference.
        10(i)  Underwriting Agreement dated November 20, 1991, related to the 7 1/2% Notes due December 1, 1998,  filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 2, 1991, and incorporated herein by reference.
        10(j)  Underwriting  Agreement dated February 23, 1993, related to the 5 7/8% Notes due March 1, 2000, filed as
               Exhibit 10(j) to the Company's Annual Report on Form  10-K for the fiscal year ended December 31,  1992,
               (Commission File No. 1-4797) and incorporated herein by reference.
        10(k)  Illinois  Tool Works Inc. 1993 Executive Contributory Retirement  Income Plan, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for  the quarterly period ended March 31, 1993,  (Commission
               File No. 1-4797) and incorporated herein by reference.
        13     The Company's 1993 Annual Report to Stockholders, pages 4, 20-39.
        21     Subsidiaries of the Company.
        22     Information   under  the  captions  "Election   of  Directors,"  "Directors'  Compensation,"  "Executive
               Compensation" and "Security Ownership" in the Company's  Proxy Statement for the 1994 Annual Meeting  of
               Stockholders.
        23     Consent of Arthur Andersen & Co.
        24     Powers of Attorney.