Form 10-Q
period 1994-03-31
ILLINOIS TOOL WORKS INC
filed 1994-05-16
CIK 49826

FORM l0-Q


                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE
     SECURITIES EXCHANGE ACT OF l934

     For the quarterly period ended        March 31, 1994

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE
     SECURITIES EXCHANGE ACT OF l934

For the transition period from                   to



For Quarter Ended                 Commission file number    l-4797


                     ILLINOIS TOOL WORKS INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                          36-l2583l0
      (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

    3600 West Lake Avenue, Glenview, IL               60025-5811
  (Address of principal executive offices)           (Zip Code)

(Registrant's telephone number, including area code)  (708) 724-7500

Former address:
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X  .  No      .


The number of shares of registrant's common stock, without par value, outstanding at May 6, 1994: 113,255,026.

Part I - Financial Information

Item l








               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

                         FINANCIAL STATEMENTS


The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and comments on financial statements included in the Company's annual report on Form 10-K.

             ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                  STATEMENT OF FINANCIAL POSITION
                            (UNAUDITED)
(In Thousands)

ASSETS                           March 31, 1994      December 31, 1993
Current Assets:
  Cash and equivalents               $   38,184             $   35,395
  Trade receivables                     579,451                544,226
  Inventories                           419,952                403,902
  Deferred income taxes                  60,751                 57,764
  Prepaid expenses and other
    current assets                       55,066                 52,361
                                     ----------             ----------
      Total current assets            1,153,404              1,093,648
Plant and Equipment:
  Land                                   59,422                 65,134
  Buildings                             289,434                282,104
  Machinery and equipment               790,414                771,066
  Equipment leased to others             61,877                 62,857
  Construction in progress               29,515                 24,718
                                     ----------             ----------
                                      1,230,662              1,205,879
  Accumulated depreciation             (650,412)              (622,114)
                                     ----------             ----------
    Net plant and equipment             580,250                583,765
                                     ----------             ----------
Investment in Leveraged Leases           59,528                 60,088
Goodwill                                361,940                363,769
Other Assets                            234,585                235,621
                                     ----------             ----------
Total Assets                         $2,389,707             $2,336,891
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                    $   86,715             $  107,073
  Accounts payable                      146,307                149,205
  Accrued expenses                      249,735                233,932
  Cash dividends payable                 14,721                 14,710
  Income taxes payable                   53,223                 41,222
                                     ----------             ----------
    Total current liabilities           550,701                546,142
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        375,323                375,641
  Deferred income taxes                  94,615                 92,470
  Other                                  66,853                 63,969
                                     ----------             ----------
    Total non-current liabilities       536,791                532,080
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                          172,010                170,185
  Income reinvested in the business   1,165,622              1,129,435
  Common stock held in treasury          (1,952)                (1,955)
  Equity adjustment from foreign
    currency translation                (33,465)               (38,996)
                                     ----------             ----------
      Total stockholders' equity      1,302,215              1,258,669
                                     ----------             ----------
Total Liabilities and
  Stockholders' Equity               $2,389,707             $2,336,891
                                     ==========             ==========

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF INCOME
                            (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                                             Three Months Ended
                                                 March 31
                                              1994       1993



Operating Revenues                          $771,439   $750,022
  Operating costs                            520,264    508,887
  Selling, administrative, and
    research and development
    expenses                                 154,366    158,315
Amortization of goodwill
  and other intangible assets                  5,493      5,235
                                            --------   --------
Operating Income                              91,316     77,585
  Interest expense                            (7,536)    (8,044)
  Amortization of retiree health care         (1,742)    (1,742)
  Other income                                   750         28
                                            --------   --------
Income Before Income Taxes                    82,788     67,827
  Income taxes                                31,873     25,800
                                            --------   --------
Net Income                                  $ 50,915   $ 42,027
                                            ========   ========

Per share of common stock:

  Net income                                   $ .45      $ .37 (A)
                                               =====      =====
  Cash dividends:

    Paid                                       $ .13      $ .12 (A)
                                               =====      =====
    Declared                                   $ .13      $ .12 (A)
                                               =====      =====

Average number of shares of
  common stock outstanding
  during the period                          113,200    112,828 (A)
                                             =======    =======


(A) Restated for two-for-one stock split in June, 1993.

                 ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF CASH FLOWS
                               (UNAUDITED)

(In Thousands)
                                                    Three Months Ended
                                                        March 31
                                                      1994      1993


Cash Provided by (Used for) Operating Activities:
  Net Income                                        $ 50,915  $ 42,027
  Adjustments to reconcile net income to net cash
    provided
    by operating activities:
      Depreciation and amortization                   33,743    31,362

      Change in deferred income taxes                 (1,145)   (2,107)
      (Gain) loss on sale of plant and equipment,
        and investment properties                     (1,802)      785
      Gain on sale of operating affiliates              (447)       --

      Other non-cash items, net                        2,577    (1,196)
                                                    --------  --------
        Cash provided by operating activities         83,841    70,871
  Change in operating assets and liabilities:
     (Increase) decrease in--
     Trade receivables                               (32,867)  (17,827)
     Inventories                                     (18,021)  (14,184)
     Prepaid expenses and other assets                (1,754)   (6,175)
     Increase (decrease) in--
     Accounts payable                                 (1,369)     (536)
     Accrued expenses                                 15,059    13,358
     Income taxes payable                             12,541    (7,906)
     Other, net                                        4,344     1,352
                                                    --------  --------
       Net cash provided by operating activities      61,774    38,953
                                                    --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of subsidiaries (excluding cash and
  equivalents) and additional interest in affiliates  (4,716)  (235,523)
  Additions to plant and equipment                   (27,835)   (26,034)
  Proceeds from sale of plant and equipment, and
    investment
    properties                                         7,518      2,360
  Proceeds from sale of operating affiliates           1,760         --
  Other, net                                             168       (946)
                                                    --------   --------
    Net cash used for investing activities           (23,105)  (260,143)
                                                    --------   --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                (14,716)   (13,452)
  Issuance of common stock                             1,828      2,814
  Net proceeds (repayments) of short-term debt       (20,335)   145,613
  Proceeds from long-term debt                           217    125,595
  Repayments of long-term debt                          (213)    (1,061)
                                                    --------   --------
    Net cash provided by (used for) financing
      activities                                     (33,219)   259,509
                                                    --------   --------

Effect of Exchange Rate Changes on Cash and
  Equivalents                                         (2,661)    (2,682)
                                                    --------   --------

Cash and Equivalents:
  Increase during the period                           2,789     35,637
  Beginning of the period                             35,395     31,193
                                                    --------   --------
  End of the period                                 $ 38,184   $ 66,830
                                                    ========   ========

Cash Paid During the Period for Interest            $  7,133   $  4,544
                                                    ========   ========

Cash Paid During the Period for Income Taxes        $ 23,554   $ 30,411
                                                    ========   ========

Liabilities Assumed from Acquisitions               $     --   $ 80,482
                                                    ========   ========

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                    COMMENTS ON FINANCIAL STATEMENTS
                              (UNAUDITED)



(1) INVENTORIES at March 31, 1994 and December 31, 1993 were as follows:


(In Thousands)


                                                   March 31,    Dec. 31,
                                                     1994         1993


    Raw Materials                                 $ 101,189    $  94,105
    Work-in-process                                  66,681       61,314
    Finished goods                                  252,082      248,483
                                                  ---------    ---------

                                                  $ 419,952    $ 403,902
                                                  =========    =========


(2) OTHER INCOME (EXPENSE), consists of the following:



(In Thousands)

                                                    Three Months Ended
                                                        March 31,
                                                   1994          1993


Interest income                                  $    876       $ 2,080
Income from unconsolidated affiliates                 355           485
Net reserves for disposition and relocation
  of certain facilities, restructuring costs,
  revaluation of non-operating assets to
  realizable value, and nonrecurring costs
  unrelated to operations                          (2,027)         (387)
Loss on sale of investment properties                (166)            0
Gain on sale of operating affiliates                  447             0
Gain (loss) on sale of fixed assets                 1,968          (734)
Other, net                                           (703)       (1,416)
                                                 --------     ---------

                                                 $    750     $      28
                                                 ========     =========

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT


Businesses in this segment manufacture short lead-time plastic and metal components and assemblies; industrial fluids and adhesives; plastic and metal fasteners, and fastening tools and equipment. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in millions)

                        Three months ended March 31,
Operating
Revenues                1994                1993

Domestic               $ 283               $ 276


International            128                 127
                       -----               -----

Total                  $ 411               $ 403
                       =====               =====


                        Three months ended March 31,

Operating                 1994                1993
Income                Income Margin %     Income Margin %


Domestic                 $ 40    14 %       $ 34    12 %


International              11     9 %           9     7 %
                         ----                ----


Total                    $ 51    13 %        $ 43    11 %
                         ====                ====


The increase in domestic revenues was due to improved volume in the automotive and construction markets. Operating income and margins increased compared with last year largely due to the increased sales volume and cost reductions in the automotive and general industrial businesses.

Internationally, increases in operating income and margins occurred, while revenues were flat. Soft European construction markets led to lower revenues versus last year which offset revenue gains in the automotive and appliance businesses. Operating income and margins improved due to increased penetration in the European automotive markets and cost reductions in the construction businesses.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment manufacture longer lead-time systems and related consumables for consumer and industrial packaging, finishing, furniture, inspection and quality assurance applications. The largest markets served by this segment are general industrial, food and beverage, construction and industrial capital goods.

(Dollars in millions)

                       Three months ended March 31,
Operating
Revenues                1994                    1993

Domestic               $ 229                   $ 216


International            131                     131
                       -----                   -----

Total                  $ 360                   $ 347
                       =====                   =====

                        Three months ended March 31,

Operating                  1994                    1993
Income                Income Margin %         Income Margin %

Domestic                $ 32     14 %            $ 26    12 %

International              8      6 %               9     7 %
                        ----                     ----

Total                   $ 40     11 %            $ 35    10 %
                        ====                     ====


Domestic revenues and operating income increased compared with the first quarter of 1993, led by increased volume in the consumer and industrial packaging businesses. The longer lead-time products manufactured in this segment benefited this quarter from the continued steady growth in the domestic economy. New product introductions in the industrial packaging and finishing systems businesses led to improved operating income and margins.

Internationally, revenue gains in industrial packaging were offset by declines in the German consumer packaging businesses. Operating income and margins were down primarily as a result of price pressure in European industrial packaging markets.

Operating Expenses

Operating costs as a percentage of revenues decreased to 67.4% in the first quarter of 1994 versus 67.8% in the first quarter of 1993. Selling, administrative, and research and development expenses were 20.0% of revenues in the first quarter of 1994 versus 21.1% in the first quarter of 1993. These ratios were lower because of cost reductions as a result of a Company-wide objective to reduce costs.

Interest Expense

Interest expense declined to $7.5 million in the first quarter of 1994 from $8.0 million in the first quarter of 1993, primarily due to a reduction in foreign borrowings and lower foreign interest rates.

Other Income

Other income increased to $750,000 in the first quarter of 1994 from $28,000 in the first quarter of 1993. This increase is mainly due to gains on sales of fixed assets in 1994 versus losses in 1993, partially offset by higher nonrecurring costs and lower interest income.

Net Income

Net income of $50.9 million ($0.45 per share) in the first quarter of 1994 was 21.1% higher than the 1993 first quarter net income of $42.0 million ($0.37 per share). The Company declared a two-for-one stock split in June 1993 that doubled the outstanding shares. Net income per share for 1993 has been restated for the stock split. Foreign currency had no material impact on earnings in the first quarter of 1994 versus 1993.

Financial Position

Net working capital at March 31, 1994 and December 31, 1993 is summarized as follows:

(In Thousands)
                              March 31,     Dec. 31,     Increase/
                               1994          1993       (Decrease)
Current Assets:
  Cash and equivalents      $   38,184   $   35,395   $     2,789
  Trade receivables            579,451      544,226        35,225
  Inventories                  419,952      403,902        16,050
  Other                        115,817      110,125         5,692
                            ----------   ----------   -----------
                            $1,153,404   $1,093,648   $    59,756
                            ----------   ----------   -----------


Current Liabilities:
  Short-term debt           $   86,715   $  107,073   $   (20,358)
  Accounts payable and
  accrued expenses             396,042      383,137        12,905
  Other                         67,944       55,932        12,012
                            ----------   ----------   -----------
                               550,701      546,142         4,559
                            ----------   ----------   -----------

Net Working Capital         $  602,703   $  547,506   $   $55,197
                            ==========   ==========   ===========

Current Ratio                     2.09          2.0
                            ==========   ==========


Trade receivables increased primarily due to seasonally stronger domestic revenues in the first quarter of 1994 versus the fourth quarter of 1993. Short term debt decreased during the first quarter of 1994 mainly due to the use of cash provided by operations to reduce commercial paper borrowings.

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K


No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated:     May 13, 1994       By: /s/ Michael W. Gregg

                                  Michael W. Gregg, Senior Vice President
                                    and Controller (Principal Accounting
                                    Officer)




Dated:     May 13, 1994       By: /s/ Steward S. Hudnut

                                  Stewart S. Hudnut, Senior Vice President
                                    and Secretary