Form 10-Q
period 1994-06-30
ILLINOIS TOOL WORKS INC
filed 1994-08-12
CIK 49826

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1994

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


For Quarter Ended                  Commission file number    1-4797


                     ILLINOIS TOOL WORKS INC.
       (Exact name of registrant as specified in its charter)

                Delaware                              36-1258310
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     3600 West Lake Avenue, Glenview, IL              60025-5811
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)  (708) 724-7500

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


The number of shares of registrant's common stock, without par value, outstanding at July 31, 1994: 113,281,621.

Part I - Financial Information


Item 1








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

(In Thousands Except for
 Per Share Amounts)

                              Three Months Ended     Six Months Ended
                                   June 30               June 30
                               1994       1993       1994        1993

Operating Revenues            $881,042  $829,318  $1,652,481  $1,579,340
  Operating costs              583,910   556,998   1,104,174   1,065,885
  Selling, administrative,
    and research and develop-
    ment expenses              160,526   164,923     314,892     323,238
  Amortization of goodwill
    and other intangible
    assets                       5,493     5,462      10,986      10,697
                               -------   -------     -------     -------
Operating Income               131,113   101,935     222,429     179,520
  Interest expense              (7,114)  (10,014)    (14,650)    (18,058)
Amortization of retiree
  health care                   (1,742)   (1,742)     (3,484)     (3,484)
  Other expense                 (7,303)   (1,880)     (6,553)     (1,852)
                               -------   -------     -------     -------
Income Before Income Taxes     114,954    88,299     197,742     156,126
  Income taxes                  44,227    33,500      76,100      59,300
                               -------   -------     -------     -------
Net Income                    $ 70,727  $ 54,799  $  121,642  $   96,826
                               =======   =======     =======     =======


Per share of common stock:

  Net Income                     $ .62     $ .49(A)    $1.07       $0.86(A)
                                 =====     =====       =====       =====

  Cash dividends:

     Paid                        $ .13     $ .12(A)    $ .26       $ .24(A)
                                 =====     =====       =====       =====

     Declared                    $ .13     $ .12(A)    $ .26       $ .24(A)
                                 =====     =====       =====       =====


Average number of shares of
  common stock outstanding
  during the period            113,254   112,976(A)  113,225     112,896(A)
                               =======   =======     =======     =======



(A) Restated for two-for-one stock split in June 1993.

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                              (UNAUDITED)
(In Thousands)

ASSETS                            June 30, 1994      December 31, 1993

Current Assets:
  Cash and equivalents               $   45,349             $   35,395
  Trade receivables                     625,434                544,226
  Inventories                           430,675                403,902
  Deferred income taxes                  58,451                 57,764
  Prepaid expenses and other
    current assets                       53,825                 52,361
                                      ---------              ---------
      Total current assets            1,213,734              1,093,648
                                      ---------              ---------
Plant and Equipment:
  Land                                   63,818                 65,134
  Buildings                             290,381                282,104
  Machinery and equipment               811,845                771,066
  Equipment leased to others             65,762                 62,857
  Construction in progress               32,810                 24,718
                                      ---------              ---------
                                      1,264,616              1,205,879
  Accumulated depreciation             (680,075)              (622,114)
                                      ---------              ---------
    Net plant and equipment             584,541                583,765
                                      ---------              ---------

Investment in Leveraged Leases           56,525                 60,088
Goodwill                                363,029                363,769
Other Assets                            226,016                235,621
                                      ---------              ---------

                                     $2,443,845             $2,336,891
                                      =========              =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $   90,186              $ 107,073
  Accounts payable                      155,178                149,205
  Accrued expenses                      290,319                233,932
  Cash dividends payable                 14,724                 14,710
  Income taxes payable                   39,686                 41,222
                                      ---------              ---------
    Total current liabilities           590,093                546,142
                                      ---------              ---------
Non-current Liabilities:
  Long-term debt                        325,259                375,641
  Deferred income taxes                  93,373                 92,470
  Other                                  67,681                 63,969
                                      ---------              ---------
    Total non-current liabilities       486,313                532,080
                                      ---------              ---------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                          172,562                170,185
  Income reinvested in the business   1,221,623              1,129,435
  Common stock held in treasury          (1,952)                (1,955)
  Equity adjustment from foreign
    currency translation                (24,794)               (38,996)
                                      ---------              ---------
      Total stockholders' equity      1,367,439              1,258,669
                                      ---------              ---------

                                     $2,443,845             $2,336,891
                                      =========              =========

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                        STATEMENT OF CASH FLOWS
                             (UNAUDITED)

(In Thousands)                                          Six Months Ended
                                                            June 30
                                                         1994      1993

Cash Provided by (Used for) Operating Activities:
  Net Income                                           $121,642  $ 96,826
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      70,223    65,838
      Change in deferred income taxes                       546    (2,953)
      (Gain) loss on sale of plant and equipment,
        and investment properties                        (1,472)    1,080
      Gain on sale of operations & affiliates            (4,241)       --
      Other non-cash items, net                           5,672        41
                                                        -------   -------
        Cash provided by operating activities           192,370   160,832
  Changes in assets and liabilities:
    (Increase) decrease in--
      Trade receivables                                 (75,828)  (53,887)
      Inventories                                       (18,951)    3,752
      Prepaid expenses and other assets                   6,071    (3,873)
    Increase (decrease) in--
      Accounts payable                                    1,546   (12,385)
      Accrued expenses                                   49,189    19,976
      Income taxes payable                               (2,564)  (15,572)
    Other, net                                            5,413     1,054
                                                        -------   -------
       Net cash provided by operating activities        157,246    99,897
                                                        -------   -------
Cash Provided by (Used for) Investing Activities:
  Acquisition of subsidiaries (excluding cash and
    equivalents) and additional interest in affiliates  (12,514) (262,503)
  Additions to plant and equipment                      (61,326)  (57,013)
  Proceeds from sale of plant and equipment, and
    investment properties                                12,458     2,830
  Proceeds from sale of operations & affiliates          12,037        --
  Other, net                                              3,524      (931)
                                                        -------   -------
    Net cash used for investing activities              (45,821) (317,617)
                                                        -------   -------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (29,439)  (26,980)
  Issuance of common stock                                2,380     3,556
  Net proceeds (repayments) of short-term debt          (68,391)  146,018
  Proceeds from long-term debt                            1,755   125,477
  Repayments of long-term debt                           (2,672)  (10,269)
                                                        -------   -------
    Net cash provided by (used for) financing
      activities                                        (96,367)  237,802
                                                        -------   -------
Effect of Exchange Rate Changes on Cash and Equivalents  (5,104)    1,022
                                                        -------   -------
Cash and Equivalents:
  Increase during the period                              9,954    21,104
  Beginning of the period                                35,395    31,193
                                                        -------   -------
  End of the period                                    $ 45,349  $ 52,297
                                                        =======   =======

Cash Paid During the Period for Interest               $ 14,643  $ 20,556
                                                        =======   =======

Cash Paid During the Period for Income Taxes           $ 80,946  $ 71,129
                                                        =======   =======

Liabilities Assumed from Acquisitions                  $  2,619  $ 89,891
                                                        =======   =======

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     COMMENTS ON FINANCIAL STATEMENTS
                               (UNAUDITED)



(1) INVENTORIES at June 30, 1994 and December 31, 1993 were as follows:


    (In Thousands)


                                              June 30,   Dec. 31,
                                                1994       1993


     Raw Material                             $108,585   $ 94,105
     Work-in-process                            65,557     61,314
     Finished goods                            256,533    248,483
                                               -------    -------

                                              $430,675   $403,902
                                               =======    =======



(2) OTHER INCOME (EXPENSE), consists of the following:


    (In Thousands)

                                   Three Months Ended    Six Months Ended
                                         June 30               June 30
                                     1994       1993       1994     1993

   Interest Income                  $ 1,091   $ 2,312    $ 1,967   $ 4,392
   Income from unconsolidated
     affiliates                         596       349        951       834
   Net reserves for disposition
     and relocation of certain
     facilities, restructuring costs,
     revaluation of non-operating
     assets to realizable value, and
     nonrecurring costs unrelated to
     operations                     (11,669)   (4,138)   (13,696)   (4,525)
   Loss on sale of investment
     properties                        (232)       --       (398)       --
   Gain on sale of operations
     and affiliates                   3,794        --      4,241        --
   Gain (loss) on sale of plant and
     equipment                          (98)     (346)     1,870    (1,080)
   Other, net                          (785)      (57)    (1,488)   (1,473)
                                     ------    ------     ------    ------

                                    $(7,303)  $(1,880)   $(6,553)  $(1,852)
                                     ======    ======     ======    ======

                   ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     COMMENTS ON FINANCIAL STATEMENTS
                               (UNAUDITED)



(3) LONG-TERM DEBT at June 30, 1994 and December 31, 1993 consisted of the following:

    (In Thousands)


                                                 June 30,         Dec. 31,
                                                   1994             1993
 Commercial paper                                $ 50,000         $100,000
 7-1/2% notes due December 1, 1998                125,000          125,000
 5-7/8% notes due March 1, 2000                   125,000          125,000
 Other, including capitalized lease obligations    27,669           28,260
                                                  -------          -------
                                                  327,669          378,260
 Current maturities                                (2,410)          (2,619)
                                                  -------          -------
                                                 $325,259         $375,641
                                                  =======          =======


 In the second quarter of 1994, $50,000,000 of the long-term commercial paper balance was reclassified to short-term debt, due to earlier repayment than was previously expected.

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT


Businesses in this segment manufacture short lead-time plastic and metal components and assemblies; industrial fluids and adhesives; plastic and metal fasteners; and fastening tools and equipment. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in millions)

                 Three months ended      Six months ended
                      June 30                June 30
Operating
Revenues           1994      1993         1994      1993

Domestic             $313      $282         $595      $558

International         157       156          286       283
                  -------   -------      -------   -------

Total                $470      $438         $881      $841
                  =======   =======      =======   =======




               Three months ended June 30          Six months ended June 30

Operating        1994             1993            1994              1993
Income      Income Margin %  Income Margin %  Income Margin %   Income Margin %

Domestic      $ 53   17.0%     $ 38   13.5%     $ 93   15.7%      $ 73   13.0%

International   20   12.4%       16    9.8%       31   10.8%        24    8.4%
              ----             ----             ----              ----

Total         $ 73   15.4%     $ 54   12.2%     $124   14.1%      $ 97   11.5%
              ====             ====             ====              ====



For both the three month and six month periods ended June 30, 1994, continued volume growth in the construction businesses and increased penetration in a strong automotive market led to increased domestic revenues compared with last year. Operating income and margins were higher for both the second quarter and year-to-date 1994 as a result of this volume growth. Lower operating costs and selling, administrative and research and development expenses also contributed to improved margins in both periods of 1994.

Internationally, revenues increased slightly for both the three month and six month periods ended June 30, 1994, primarily due to increased penetration in the European automotive markets. Operating income and margins grew for both the second quarter and year-to-date 1994, due to a decline in costs in the construction businesses as well as improved productivity and volume gains from the European automotive businesses.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment manufacture longer lead-time systems and related consumables for consumer and industrial packaging, finishing, furniture, inspection and quality assurance applications. The largest markets served by this segment are general industrial, food and beverage, construction and industrial capital goods.

(Dollars in millions)


                  Three months ended      Six months ended
                      June 30                June 30
Operating
Revenues           1994      1993         1994      1993

Domestic             $261      $238         $490      $454

International         150       153          281       284
                  -------   -------      -------   -------

Total                $411      $391         $771      $738
                  =======   =======      =======   =======




               Three months ended June 30          Six months ended June 30

Operating        1994             1993            1994              1993
Income      Income Margin %  Income Margin %  Income Margin %   Income Margin %

Domestic      $ 44   17.2%     $ 36   15.2%     $ 76   15.6%      $ 62   13.6%

International   14    9.1%       12    7.9%       22    7.7%        21    7.4%
              ----             ----             ----              ----

Total         $ 58   14.2%     $ 48   12.4%     $ 98   12.7%      $ 83   11.3%
              ====             ====             ====              ====


For both the three month and six month periods ended June 30, 1994, domestic revenues increased compared with 1993, primarily due to the industrial packaging group along with the finishing systems and consumer packaging businesses. Operating income and margins improved in both periods of 1994 because of a reduction in expenses and new product introductions in the industrial and consumer packaging groups and continued margin improvement in the finishing systems businesses.

Soft Japanese markets, served by industrial packaging and finishing systems businesses, resulted in a slight decline in international revenues in the second quarter of 1994 versus 1993. Year-to-date international revenues decreased slightly in 1994 versus 1993 primarily due to the soft Japanese markets and declines in the German consumer packaging businesses, partially offset by revenue gains in the European industrial packaging markets. Operating income and margins were higher in the second quarter of 1994 compared with 1993 due to cost reductions and new product introductions in the finishing systems businesses. For the six months ended June 30, the improvement in income and margins in 1994 from the finishing systems businesses was partially offset by reduced income from the European industrial packaging businesses as a result of price pressure.

OPERATING EXPENSES

Operating costs as a percentage of revenues decreased to 66.8% in the first half of 1994 versus 67.5% in the first half of 1993. Selling, administrative, and research and development expenses were 19.1% of revenues in the first half of 1994 versus 20.5% in the first half of 1993. These ratios were lower because of cost reductions as a result of a Company-wide objective to reduce costs.

INTEREST EXPENSE

Interest expense declined to $14.7 million in the first half of 1994 from $18.1 million in the second quarter of 1993, primarily due to a reduction in commercial paper borrowings and foreign borrowings, and lower foreign interest rates.

OTHER EXPENSE

Other expense increased to $7.3 million in the second quarter of 1994 from $1.9 million in the second quarter of 1993. This increase is mainly due to nonrecurring costs unrelated to operations and lower interest income, partially offset by a gain on the sale of operations and affiliates.

NET INCOME

Net income of $70.7 million ($0.62 per share) in the second quarter of 1994 was 29.1% higher than the 1993 second quarter net income of $54.8 million ($0.49 per share). Net income of $121.6 million ($1.07 per share) for the first half of 1994 exceeded 1993 first half net income of $96.8 ($0.86 per share). The Company effected a two-for-one stock split in June 1993 that doubled the outstanding shares. Net income per share for 1993 has been restated for the stock split. For both the second quarter and first half of 1994, foreign currency had no material impact on earnings versus 1993.

FINANCIAL POSITION

Net working capital at June 30, 1994 and December 31, 1993 is summarized as follows:

(In Thousands)
                             June 30,     Dec. 31,     Increase/
                               1994         1993      (Decrease)
Current Assets:
  Cash and equivalents      $   45,349   $   35,395   $    9,954
  Trade receivables            625,434      544,226       81,208
  Inventories                  430,675      403,902       26,773
  Other                        112,276      110,125        2,151
                            ----------   ----------   ----------
                            $1,213,734   $1,093,648   $  120,086
                            ----------   ----------   ----------


Current Liabilities:
  Short-term debt           $   90,186   $  107,073   $  (16,887)
  Accounts payable and
  accrued expenses             445,497      383,137       62,360
  Other                         54,410       55,932       (1,522)
                            ----------   ----------   ----------
                            $  590,093   $  546,142   $   43,951
                            ----------   ----------   ----------

Net Working Capital         $  623,641   $  547,506   $   76,135
                            ==========   ==========   ==========

Current Ratio                     2.06         2.00
                            ==========   ==========


Trade receivables increased primarily due to seasonally stronger domestic revenues in the second quarter of 1994 versus the fourth quarter of 1993. Overall growth of the business combined with a seasonal buildup contributed to the increase in inventories from year-end 1993 to second quarter 1994. Accounts payable and accrued expenses increased at June 30, 1994, versus December 31, 1993, due mainly to seasonal growth and an increase in accrued retiree health care.

In the second quarter of 1994, $50,000,000 of the long-term commercial paper balance was reclassified to short-term debt, due to earlier repayment than was previously expected.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 6, 1994. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

     Nominees           In Favor       Withheld       Non-votes
J. W. Becton, Jr.      89,027,931      356,720
S. S. Cathcart         89,037,733      346,918
S. Crown               89,011,822      372,829
R. M. Jones            89,035,955      348,696
G. D. Kennedy          89,028,490      356,161
R. H. Leet             89,037,803      346,848
R. C. McCormack        89,038,186      346,465
J. D. Nichols          89,034,618      350,033
P. B. Rooney           89,036,035      348,616
H. B. Smith            89,033,313      351,308        30
O. J. Wade             89,034,035      350,416        200




Item 6 - Exhibits and Reports on Form 8-K


No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated:   August 12, 1994      By:   /s/  Michael W. Gregg
                                  Michael W. Gregg, Senior Vice President
                                    and Controller (Principal Accounting
                                    Officer)




Dated:   August 12, 1994      By:   /s/  Stewart S. Hudnut
                                  Stewart S. Hudnut, Senior Vice President
                                    and Secretary