Form 10-Q
period 1994-09-30
ILLINOIS TOOL WORKS INC
filed 1994-11-03
CIK 49826

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

    (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended       September 30, 1994

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


    The number of shares of registrant's common stock, without par value, outstanding at October 31, 1994: 113,800,003.

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

                      ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF INCOME
                                (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                              Three Months Ended    Nine Months Ended
                                 September 30         September 30
                               1994       1993       1994        1993

Operating Revenues            $870,911  $779,536  $2,523,392  $2,358,876
  Operating costs              579,917   527,854   1,684,091   1,593,739
  Selling, administrative,
    and research and develop-
    ment expenses              159,128   152,367     474,020     475,605
  Amortization of goodwill
    and other intangible
    assets                       5,529     5,786      16,515      16,483
                              --------  --------  ----------  ----------
Operating Income               126,337    93,529     348,766     273,049
  Interest expense              (6,453)   (9,268)    (21,103)    (27,326)
  Amortization of retiree
    health care                 (1,742)   (1,742)     (5,226)     (5,226)
  Other income (expense)        (2,043)    1,627      (8,596)       (225)
                              --------  --------  ----------   ---------
Income Before Income Taxes     116,099    84,146     313,841     240,272
  Income taxes                  44,700    33,200     120,800      92,500
                              --------  --------  ----------  ----------
Net Income                    $ 71,399  $ 50,946  $  193,041  $  147,772
                              ========  ========  ==========  ==========


Per share of common stock:

  Net Income                     $ .63     $ .45       $1.70       $1.31
                                 =====     =====       =====       =====

  Cash dividends:

     Paid                        $ .13     $ .12       $ .39       $ .36
                                 =====     =====       =====       =====

     Declared                    $ .15     $   -       $ .41       $ .24
                                 =====     =====       =====       =====


Average number of shares of
  common stock outstanding
  during the period            113,291   113,019     113,247     112,936
                               =======   =======     =======     =======

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                              (UNAUDITED)
(In Thousands)

ASSETS                       September 30, 1994      December 31, 1993

Current Assets:
  Cash and equivalents               $   57,994             $   35,395
  Trade receivables                     627,925                544,226
  Inventories                           420,204                403,902
  Deferred income taxes                  56,771                 57,764
  Prepaid expenses and other
    current assets                       56,654                 52,361
                                     ----------             ----------
      Total current assets            1,219,548              1,093,648
                                     ----------             ----------
Plant and Equipment:
  Land                                   65,837                 65,134
  Buildings                             304,530                282,104
  Machinery and equipment               850,316                771,066
  Equipment leased to others             67,193                 62,857
  Construction in progress               35,034                 24,718
                                     ----------             ----------
                                      1,322,910              1,205,879
  Accumulated depreciation             (729,596)              (622,114)
                                     ----------             ----------
    Net plant and equipment             593,314                583,765
                                     ----------             ----------

Investment in Leveraged Leases           55,655                 60,088
Goodwill                                366,384                363,769
Other Assets                            226,189                235,621
                                     ----------             ----------

                                     $2,461,090             $2,336,891
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $   65,124              $ 107,073
  Accounts payable                      161,884                149,205
  Accrued expenses                      308,365                233,932
  Cash dividends payable                 16,996                 14,710
  Income taxes payable                   39,139                 41,222
                                     ----------              ---------
    Total current liabilities           591,508                546,142
                                     ----------              ---------
Non-current Liabilities:
  Long-term debt                        274,584                375,641
  Deferred income taxes                  89,053                 92,470
  Other                                  67,378                 63,969
                                     ----------              ---------
    Total non-current liabilities       431,015                532,080
                                     ----------              ---------
Stockholders' Equity:
  Preferred stock                             -                      -
  Common stock                          172,785                170,185
  Income reinvested in the business   1,276,024              1,129,435
  Common stock held in treasury          (1,952)                (1,955)
  Equity adjustment from foreign
    currency translation                 (8,290)               (38,996)
                                     ----------             ----------
      Total stockholders' equity      1,438,567              1,258,669
                                     ----------             ----------

                                     $2,461,090             $2,336,891
                                     ==========             ==========

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                        STATEMENT OF CASH FLOWS
                             (UNAUDITED)

(In Thousands)                                        Nine Months Ended
                                                         September 30
                                                        1994      1993

Cash Provided by (Used for) Operating Activities:
  Net income                                         $193,041  $147,772
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                   103,143    98,636
      Change in deferred income taxes                  (2,301)      586
      (Gain) loss on sale of plant and equipment,
        and investment properties                      (1,100)    1,354
      Gain on sale of operations & affiliates          (4,372)        -
      Other non-cash items, net                         9,415     1,765
        Cash provided by operating activities         297,826   250,113
  Changes in assets and liabilities:
    (Increase) decrease in--
      Trade receivables                               (71,943)  (35,461)
      Inventories                                      (3,507)    4,879
      Prepaid expenses and other assets                 8,560    (5,080)
    Increase (decrease) in--
      Accounts payable                                  5,262   (20,584)
      Accrued expenses                                 56,055    23,985
      Income taxes payable                             (4,125)  (13,871)
    Other, net                                          4,263       516
                                                    ---------  --------
       Net cash provided by operating activities      292,391   204,497
                                                    ---------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of subsidiaries (excluding cash and
    equivalents) and additional interest in           (24,059) (272,494)
      affiliates
  Additions to plant and equipment                    (92,118)  (81,280)
  Proceeds from sale of plant and equipment, and
    investment properties                              16,403     4,735
  Proceeds from sale of operations & affiliates        15,721         -
  Other, net                                              646     3,253
                                                     --------  --------
    Net cash used for investing activities            (83,407) (345,786)
                                                     --------  --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                 (44,166)  (40,510)
  Issuance of common stock                              2,603     4,874
  Net proceeds (repayments) of short-term debt       (144,687)   56,711
  Proceeds from long-term debt                          1,800   126,572
  Repayments of long-term debt                         (4,163)  (12,650)
                                                     --------  --------
    Net cash provided by (used for) financing
      activities                                     (188,613)  134,997
                                                     --------  --------
Effect of Exchange Rate Changes on Cash and             2,228    (2,431)
  Equivalents                                        --------  --------
Cash and Equivalents:
  Increase during the period                           22,599    (8,723)
  Beginning of the period                              35,395    31,193
                                                     --------  --------
  End of the period                                  $ 57,994  $ 22,470
                                                     ========  ========

Cash Paid During the Period for Interest             $ 20,413  $ 24,208
                                                     ========  ========

Cash Paid During the Period for Income Taxes         $126,588  $102,605
                                                     ========  ========

Liabilities Assumed from Acquisitions                $  3,696  $ 93,112
                                                     ========  ========

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     COMMENTS ON FINANCIAL STATEMENTS
                               (UNAUDITED)



(1) OTHER INCOME (EXPENSE), consists of the following:


    (In Thousands)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                     1994       1993       1994     1993

   Interest income                  $ 1,385   $ 2,037    $ 3,352   $ 6,429
   Income from unconsolidated
     affiliates                         452       284      1,403     1,118
   Net reserves for disposition
     and relocation of certain
     facilities, restructuring costs,
     revaluation of non-operating
     assets to realizable value, and
     nonrecurring costs unrelated to
     operations                      (2,532)      555    (16,228)   (3,970)
   Loss on sale of investment
     properties                        (159)        -       (557)        -
   Gain on sale of operations
     and affiliates                     131         -      4,372         -
   Gain (loss) on sale of plant and
     equipment                         (213)     (274)     1,657    (1,354)
   Other, net                        (1,107)     (975)    (2,595)   (2,448)
                                    -------   -------    -------   -------

                                    $(2,043)  $ 1,627    $(8,596)  $  (225)
                                    =======   =======    =======   =======

(2) INVENTORIES at September 30, 1994 and December 31, 1993 were as follows:


    (In Thousands)


                                              Sept.30,   Dec. 31,
                                                1994       1993


     Raw Material                             $118,320   $ 94,105
     Work-in-process                            65,239     61,314
     Finished goods                            236,645    248,483
                                              --------   --------

                                              $420,204   $403,902
                                              ========   ========

                   ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     COMMENTS ON FINANCIAL STATEMENTS
                               (UNAUDITED)



(3) LONG-TERM DEBT at September 30, 1994 and December 31, 1993 consisted of the following:

    (In Thousands)


                                                 Sept. 30,        Dec. 31,
                                                    1994            1993
 Commercial paper                                $       -        $100,000
 7-1/2% notes due December 1, 1998                 125,000         125,000
 5-7/8% notes due March 1, 2000                    125,000         125,000
 Other, including capitalized lease obligations     26,960          28,260
                                                 ---------        --------
                                                   276,960         378,260
 Current maturities                                 (2,376)         (2,619)
                                                 ---------        --------
                                                 $ 274,584        $375,641
                                                 =========        ========


In the first nine months of 1994, $100,000,000 of the long-term commercial paper balance was reclassified to short-term debt, due to earlier repayment than was previously expected. At September 30, 1994, the outstanding commercial paper balance of approximately $10,000,000 is included in short-term debt.

In July 1994, the Company canceled $150,000,000 of its $300,000,000 revolving credit facility, which provides for borrowings under a number of options and which may be reduced or canceled at any time at the Company's option. There were no amounts outstanding under this facility as of September 30, 1994.

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT


Businesses in this segment manufacture short lead-time plastic and metal components and assemblies; industrial fluids and adhesives; plastic and metal fasteners; and fastening tools and equipment. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in millions)

                 Three months ended      Nine months ended
                    September 30           September 30
Operating
Revenues           1994      1993        1994        1993

Domestic             $302      $269       $  897      $  827

International         154       129          441         412
                     ----      ----       ------      ------

Total                $456      $398       $1,338      $1,239
                     ====      ====       ======      ======




               Three months ended Sept. 30        Nine months ended Sept. 30

Operating        1994             1993            1994              1993
Income     Income Margin %  Income Margin %   Income Margin %   Income Margin %

Domestic      $50   16.6 %      $41  15.2 %     $143   15.9 %     $113   13.7 %

Int'l          21   13.6 %       10   7.8 %       52   11.8 %       35    8.5 %
              ---               ---             ----              ----

Total         $71   15.6 %      $51  12.8 %     $195   14.6 %     $148   11.9 %
              ===               ===             ====              ====


For both the three-month and nine-month periods ended September 30, 1994, continued volume growth in the construction businesses and increased penetra-tion in a strong automotive market led to increased domestic revenues in 1994 compared with last year. Domestic operating income and margins were higher for both the third quarter and year-to-date 1994 as a result of this volume growth.

Internationally, revenues increased in the third quarter of 1994 compared with last year due to increased penetration in the European automotive market and volume gains in the European construction market. Year-to-date 1994 revenues increased versus 1993 primarily due to increased penetration in an advancing European automotive market. Operating income and margins grew for both the three-month and nine-month periods of 1994 due to volume gains and cost reduc-tions in the construction businesses as well as improved productivity and vol-ume gains in the European automotive businesses.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment manufacture longer lead-time systems and related consumables for consumer and industrial packaging, finishing, furniture, inspection and quality assurance applications. The largest markets served by the segment are general industrial, food and beverage, construction and indus-trial capital goods.

(Dollars in millions)


                  Three months ended     Nine months ended
                     September 30          September 30
Operating
Revenues           1994      1993        1994        1993

Domestic             $256      $236       $  745      $  690

International         159       146          440         430
                     ----      ----       ------      ------

Total                $415      $382       $1,185      $1,120
                     ====      ====       ======      ======




               Three months ended Sept. 30        Nine months ended Sept. 30

Operating        1994             1993            1994              1993
Income     Income Margin %  Income Margin %  Income Margin %   Income Margin %

Domestic      $39   15.2 %     $32  13.6 %     $116   15.6 %     $ 93   13.5 %

Int'l          16   10.1 %      11   7.5 %       38    8.6 %       32    7.4 %
              ---              ---             ----              ----

Total         $55   13.3 %     $43  11.3 %     $154   13.0 %     $125   11.2 %
              ===              ===             ====              ====


Domestically, revenues increased in the 1994 third quarter versus last year due to increased volume in the industrial packaging group and the finishing systems businesses. The specialty engineered products businesses slightly moderated revenue growth as a result of delayed shipment of some long lead-time quality measurement machines. For the first nine months of 1994, revenues were up in the industrial and consumer packaging groups as well as the finishing systems businesses, supported by a healthy domestic economy. Operating income and margins increased in the three months ending September 30, 1994, compared with the same period last year due to volume gains and new product introductions in the industrial packaging group and continued margin improvement in the finishing systems businesses. The industrial and consumer packaging groups along with the finishing systems businesses contributed to the operating income and margin improvement for the first nine months of 1994.

Internationally, revenues increased in the three months ended September 30, 1994, versus last year as a result of volume growth in the industrial packaging group, market share gains in the finishing systems businesses and a seasonally healthier European beverage and food market for the consumer packaging group. Year-to-date 1994 international revenues increased versus 1993 primarily due to higher revenues in the industrial packaging group. In the 1994 third quarter, operating income and margins improved largely in the finishing systems businesses as well as the Japanese industrial packaging businesses. Year-to-date, the increase in operating income and margins in 1994 was primarily in finishing systems businesses. In the European industrial packaging businesses, profitability was down for the first nine months of 1994 compared with last year as a result of price pressure which slightly moderated overall operating income and margin growth.

OPERATING EXPENSES

Operating costs as a percentage of revenues decreased to 66.7% in the first nine months of 1994 versus 67.6% in the same period of last year. Selling, administrative, and research and development expenses were 18.8% of revenues in the first nine months of 1994 versus 20.2% in the first nine months of 1993. These ratios were lower because of cost reductions as a result of a Company-wide objective to reduce costs.

INTEREST EXPENSE

Interest expense declined to $21.1 million in the first nine months of 1994 from $27.3 million in the first nine months 1993, primarily due to a reduction in commercial paper borrowings and foreign borrowings.

OTHER INCOME (EXPENSE)

Other income (expense) increased to net other expense of $8.6 million in the first nine months of 1994 from $.2 million in the first nine months of 1993. Net other expense was $2.0 million in the third quarter of 1994 compared to net other income of $1.6 million in the third quarter of 1993. The year-to-date and third quarter increases in expense are mainly due to nonrecurring costs unrelated to operations and lower interest income, partially offset by gains on the sale of operations and affiliates.

NET INCOME

Net income of $71.4 million ($0.63 per share) in the third quarter of 1994 was 40.1% higher than the 1993 third quarter net income of $50.9 million ($0.45 per share). Net income of $193.0 million ($1.70 per share) for the first nine months of 1994 exceeded 1993 first nine months net income of $147.8 million ($1.31 per share). For both the third quarter and first nine months of 1994, foreign currency had no material impact on earnings versus 1993.

FINANCIAL POSITION

Net working capital at September 30, 1994 and December 31, 1993 is summarized as follows:

(In Thousands)
                             Sept. 30,    Dec. 31,     Increase/
                               1994         1993      (Decrease)
Current Assets:
  Cash and equivalents      $   57,994   $   35,395   $   22,599
  Trade receivables            627,925      544,226       83,699
  Inventories                  420,204      403,902       16,302
  Other                        113,425      110,125        3,300
                            ----------   ----------   ----------
                            $1,219,548   $1,093,648   $  125,900
                            ----------   ----------   ----------


Current Liabilities:
  Short-term debt           $   65,124   $  107,073   $  (41,949)
  Accounts payable and
    accrued expenses           470,249      383,137       87,112
  Other                         56,135       55,932          203
                            ----------   ----------   ----------
                            $  591,508   $  546,142   $   45,366
                            ----------   ----------   ----------

Net Working Capital         $  628,040   $  547,506   $   80,534
                            ==========   ==========   ==========

Current Ratio                     2.06         2.00
                            ==========   ==========


Trade receivables increased primarily due to seasonally stronger domestic revenues in the third quarter of 1994 versus the fourth quarter of 1993. Accounts payable and accrued expenses increased at September 30, 1994, versus December 31, 1993, due mainly to seasonal growth and an increase in accrued retiree health care.

In the first nine months of 1994, $100,000,000 of the long-term commercial paper balance was reclassified to short-term debt, due to earlier repayment than was previously expected. At September 30, 1994, the outstanding commer-cial paper balance of approximately $10,000,000 is included in short-term debt.

In July 1994, the Company canceled $150,000,000 of its $300,000,000 revolving credit facility, which provides for borrowings under a number of options and which may be reduced or canceled at any time at the Company's option. There were no amounts outstanding under this facility as of September 30, 1994.

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibit Index

     Exhibit No.      Description
         27           Financial Data Schedule


(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated:  November 3, 1994      By:   /s/  Michael W. Gregg
                                  Michael W. Gregg, Senior Vice President
                                    and Controller (Principal Accounting
                                    Officer)




Dated:  November 3, 1994      By:   /s/  Stewart S. Hudnut
                                  Stewart S. Hudnut, Senior Vice President
                                    and Secretary