Form 10-K
ILLINOIS TOOL WORKS INC
filed 1995-03-29
CIK 49826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR

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

                                                                  NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                                   WHICH REGISTERED
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

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 7, 1995, WAS APPROXIMATELY $3,600,000,000.

    SHARES OF COMMON STOCK OUTSTANDING AT MARCH 7, 1995 - 114,066,300.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                               PARTS I, II,
1994 ANNUAL REPORT TO STOCKHOLDERS...........................................  IV
PROXY STATEMENT DATED MARCH 27, 1995, FOR ANNUAL MEETING OF STOCKHOLDERS TO
 BE HELD ON MAY 5, 1995......................................................  PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    GENERAL --

    Illinois Tool Works Inc. (the "Company") manufactures and markets a variety of products and systems that provide specific, problem-solving solutions for a diverse customer base worldwide. The Company has more than 260 operations in 33 countries. The Company's business units are divided into two segments:
Engineered Components, and Industrial Systems and Consumables. Products in the Company's Engineered Components segment include short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; fastening tools and welding equipment. Industrial Systems and Consumables' products include longer lead-time systems and related consumables for consumer and industrial packaging; industrial spray coating equipment and systems and quality assurance applications equipment and systems.

    In March 1993, the Company acquired the Miller Group Ltd., a manufacturer of arc welding equipment, through an exchange of ITW voting Common Stock for all of the voting Common Stock of Miller. As a result, the acquisition has been accounted for as a pooling of interests in conformity with Generally Accepted Accounting Principles, specifically paragraphs 46 through 48 of Accounting Principles Board Opinion No. 16. Accordingly, the results of operations have been included in the Statement of Income as of the beginning of 1993. The impact of Miller on consolidated operating revenues, net income and net income per share for 1993 and 1992 was not significant. Therefore, the 1992 financial statements have not been restated to reflect the acquisition of Miller.

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

    In 1991, the Company sold certain net assets and technology related to the automotive finishing systems business. The revenues, income and net assets related to the automotive finishing systems business were not material.

    During the five-year period ending December 31, 1994, the Company acquired and disposed of a number of other businesses, none of which individually had a material impact on consolidated results.

    CURRENT YEAR DEVELOPMENTS --

    Refer to pages 19 through 21, Management's Discussion and Analysis, in the Company's 1994 Annual Report to Stockholders.

    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS --

    The percentage contributions to operating revenues for the last three years by industry segment are as follows:

                                                       INDUSTRIAL
                                          ENGINEERED   SYSTEMS AND
                                          COMPONENTS   CONSUMABLES
                                          ----------   -----------
1994....................................         53%           47%
1993....................................         52%           48%
1992....................................         46%           54%

    Segment and geographic data are included on pages 19, 20 and 25 of the Company's 1994 Annual Report to Stockholders.

    The principal markets served by the Company's two segments are as follows:

                                          % OF OPERATING REVENUES
                                          ------------------------
                                                       INDUSTRIAL
                                          ENGINEERED   SYSTEMS AND
                                          COMPONENTS   CONSUMABLES
                                          ----------   -----------
Construction............................         36%           10%
Automotive..............................         27             9
General Industrial......................         17            27
Food and Beverage.......................          2            18
Industrial Capital Goods................          3            11
Consumer Durables.......................          6             3
Paper Products..........................         --            10
Electronics.............................          5             2
Other...................................          4            10
                                              -----         -----
                                                100%          100%
                                              -----         -----
                                              -----         -----

    Operating results of the segments are described on pages 19, 20 and 25 of the Company's 1994 Annual Report to Stockholders.

    BACKLOG --

    Backlog generally is not considered a significant factor in the Company's businesses as relatively short delivery periods and rapid inventory turnover are characteristic of many of its products.

    The following summarizes backlog by industry segment as of December 31, 1994 and 1993:

                                                           BACKLOG IN THOUSANDS OF DOLLARS
                                                        -------------------------------------
                                                                      INDUSTRIAL
                                                        ENGINEERED   SYSTEMS AND
                                                        COMPONENTS   CONSUMABLES     TOTAL
                                                        -----------  ------------  ----------
1994..................................................   $ 199,000    $  156,000   $  355,000
1993..................................................   $ 159,000    $  142,000   $  301,000

    Backlog orders scheduled for shipment beyond calendar year 1995 were not material in either industry segment as of December 31, 1994.

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

    The Company is a leading producer of plastic and metal fastening components and assemblies; adhesives and fluids; packaging systems and related consumables; finishing and static control systems and products; quality assurance equipment; tooling for specialty applications; and arc welding equipment.

    RAW MATERIALS --

    The Company uses raw materials of various types, primarily metals and plastics that are available from numerous commercial sources. The availability of materials and energy has not resulted in any business interruptions or other major problems, nor are any such problems anticipated.

    RESEARCH AND DEVELOPMENT --

    The Company's growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 26 of the Company's 1994 Annual Report to Stockholders.

    The Company owns approximately 1,640 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 333 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

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

    EMPLOYEES --

    The Company employed approximately 19,500 persons as of December 31, 1994 and considers its employee relations to be excellent.

    INTERNATIONAL --

    The Company's international operations include subsidiaries, joint ventures and licensees in 33 countries on six continents. These operations serve such markets as automotive, beverage and food, construction, general industrial, packaging and others on a worldwide basis. The Company's international subsidiaries contributed approximately 36% of operating revenues in both 1994 and 1993.

    Refer to pages 19 and 20 in the Company's 1994 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

    EXECUTIVE OFFICERS --

    Executive Officers of the Company as of March 7, 1995:

NAME                                                           OFFICE                                 AGE
---------------------------------  --------------------------------------------------------------     ---
Gunter A. Berlin                   Executive Vice President                                           62
Thomas W. Buckman                  Vice President, Patents and Technology                             57
H. Richard Crowther                Vice Chairman                                                      62
W. James Farrell                   President                                                          52
Russell M. Flaum                   Executive Vice President                                           44
Michael W. Gregg                   Senior Vice President and Controller, Accounting                   59
Stewart S. Hudnut                  Senior Vice President, General Counsel and Secretary               55
Robert H. Jenkins                  Executive Vice President                                           52
John Karpan                        Senior Vice President, Human Resources                             54
John D. Nichols                    Chairman and Chief Executive Officer                               64
Frank S. Ptak                      Executive Vice President                                           51
F. Ronald Seager                   Executive Vice President                                           54
Harold B. Smith                    Chairman of the Executive Committee                                61
Donald L. VanErden                 Vice President, Research and Advanced Development                  59

    Except for Messrs. Hudnut and Karpan, each of the foregoing officers has been employed by the Company in various executive capacities for more than five years. The executive officers of the Company serve at the pleasure of the Board of Directors. Mr. Hudnut joined the Company in January 1992 having previously served as Senior Vice President, General Counsel and Secretary of MBIA Inc., a financial guarantor, and Vice President, General Counsel and Secretary of Scovill Inc., a diversified manufacturer. Mr. Karpan joined the Company in June 1990 having previously served as President and Chief Operating Officer of Butler Fixture Company, a manufacturer of commercial fixtures, and Vice President, Human Resources and Planning for Borg Warner Automotive, Inc., a manufacturer of automotive components.

ITEM 2. PROPERTIES
    As of December 31, 1994 the Company operated 172 plants and office facilities in the United States, excluding regional sales offices and warehouse facilities. Of the total U.S. floor space of 11.4 million square feet, 7.7 million is owned by the Company, with the remaining 3.7 million being leased. Internationally, the Company operated 89 plants and office facilities excluding regional sales offices and warehouse facilities. Of the total international floor space of 5.3 million square feet, 3.8 million is owned by the Company, with the remaining 1.5 million being leased. The principal international plants and office facilities are in Australia, Belgium, Canada, France, Germany, Ireland, Italy, Japan, Malaysia, Spain, Switzerland and the United Kingdom.

    Of the worldwide plants and office facilities, 133 were operated by businesses in the Engineered Components segment, 123 by businesses in the Industrial Systems and Consumables segment, and 5 by corporate-related entities. Of the company-wide square footage, 8.0 million are used by businesses in the Engineered Components segment and 7.7 million are used by businesses in the Industrial Systems and Consumables segment, with the remaining square footage used as corporate-related facilities.

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

ITEM 3. LEGAL PROCEEDINGS
    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    This information is incorporated by reference to page 38 of the Company's 1994 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

    This information is incorporated by reference to pages 36 and 37 of the Company's 1994 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This information is incorporated by reference to pages 19 through 21 of the Company's 1994 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and report thereon of Arthur Andersen LLP dated January 31, 1995, as found on pages 22 through 35 and page 38 of the Company's 1994 Annual Report to Stockholders, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information regarding the Directors of the Company is incorporated by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

    Information  regarding the Executive Officers of the Company can be found in
Part I of this Annual Report on Form 10-K on page 4.

ITEM 11. EXECUTIVE COMPENSATION

    This information is incorporated by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information is incorporated by reference to the information under the caption "Security Ownership" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)  Financial Statements

    The financial statements and report thereon of Arthur Andersen LLP dated January 31, 1995 as found on pages 22 through 35 and page 38 of the Company's 1994 Annual Report to Stockholders, are incorporated by reference.

      (2)  Financial Statement Schedules

    The following supplementary financial data should be read in conjunction with the financial statements and comments thereto as presented in the Company's 1994 Annual Report to Stockholders. Schedules not included with this supplementary financial data have been omitted because they are not applicable, immaterial or the required information is included in the financial statements or the related comments on financial statements.

                                                             SCHEDULE NO.  PAGE NO.
                                                             ------------  ---------
Valuation and Qualifying Accounts..........................       II           9

    (b)  Reports on Form 8-K

    No reports on Form 8-K have been filed during the period for which this report is filed.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Illinois Tool Works Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements included in Illinois Tool Works Inc.'s 1994 Annual Report to Stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 31, 1995

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March, 1995.

                                          ILLINOIS TOOL WORKS INC.

                                          By         /s/ JOHN D. NICHOLS

                                            ------------------------------------
                                                      John D. Nichols
                                                   Director, Chairman and
                                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of March, 1995.

           SIGNATURES                                  TITLE
---------------------------------  ---------------------------------------------

      /s/ MICHAEL W. GREGG         Senior Vice President and Controller,
---------------------------------   Accounting (Principal Accounting and
        Michael W. Gregg            Financial Officer)
      Julius W. Becton, Jr.        Director
        Silas S. Cathcart          Director
           Susan Crown             Director
        Richard M. Jones           Director
        George D. Kennedy          Director
         Richard H. Leet           Director
         John D. Nichols           Director
       Robert C. McCormack         Director
        Phillip B. Rooney          Director
         Harold B. Smith           Director
         Ormand J. Wade            Director

                                   By            /s/ JOHN D. NICHOLS
                                      ------------------------------------------
                                                 (John D. Nichols
                                               as Attorney-in-Fact)

    Original powers of attorney authorizing John D. Nichols to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

                            ILLINOIS TOOL WORKS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                  SCHEDULE II

                                                                                           DEDUCTIONS
                                                                              -------------------------------------
                                                                              RECEIVABLES
                                       BALANCE AT   PROVISIONS                  WRITTEN                               BALANCE
                                        BEGINNING   CHARGED TO                OFF, NET OF                            AT END OF
                                        OF PERIOD     INCOME     ACQUISITIONS RECOVERIES   DISPOSITIONS     OTHER     PERIOD
                                       -----------  -----------  -----------  -----------  -------------  ---------  ---------
                                                                           (IN THOUSANDS)
Year Ended December 31, 1992:
  Allowances for uncollectible
   accounts..........................   $  18,900    $   6,804    $     528    $  (7,896)    $    (140)   $    (396) $  17,800
Year Ended December 31, 1993:
  Allowances for uncollectible
   accounts..........................      17,800        8,233          740       (7,496)           --       (1,277)    18,000
Year Ended December 31, 1994:
  Allowances for uncollectible
   accounts..........................      18,000        7,191        1,234       (6,983)         (131)         289     19,600

                                 EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K
                                      1994

   EXHIBIT
   NUMBER                                                    DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------------
         3(a)  Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 4(a)  to the  Company's Registration Statement on  Form S-8 (Registration Statement  No. 33-53517) filed with the
               Securities and Exchange Commission on May 6, 1994 and incorporated herein by reference.
         3(b)  By-laws of Illinois Tool Works Inc., as amended.
         4(a)  Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of
               Chicago, as  Trustee,  filed  as  Exhibit  4  to  the  Company's  Registration  Statement  on  Form  S-3
               (Registration  Statement No. 33-5780) filed with the Securities  and Exchange Commission on May 14, 1986 and incorporated herein by reference.
         4(b)  Resignation of Trustee and  Appointment of Successor  under Indenture (Exhibit  4(a)), filed as  Exhibit
               4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission
               File No. 1-4797) and incorporated herein by reference.
         4(c)  First  Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed  as Exhibit 4-3 to the  Company's Post-Effective Amendment No. 1  to
               Registration  Statement on Form S-3  (Registration Statement No. 33-5780)  filed with the Securities and
               Exchange Commission on May 8, 1990 and incorporated herein by reference.
         4(d)  Credit agreement, dated as of August 14, 1992, among the Company, the Banks listed therein and the First
               National Bank of Chicago, as agent,  filed as Exhibit 4(d) to the  Company's Annual Report on Form  10-K
               for  the fiscal year  ended December 31,  1992 (Commission File  No. 1-4797) and  incorporated herein by reference.
         4(e)  Officers' Certificate Pursuant to Sections  2.01 and 2.04 of the  Indenture (Exhibit 4(a) as amended  by
               Exhibit  4(c)) related to  the 5 7/8% Notes  due March 1,  2000, filed as Exhibit  4(e) to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-4797)  and incorporated herein by reference.
         4(f)  Form  of 7 1/2% notes due December  1, 1998, filed as Exhibit 4  to the Company's Current Report on Form
               8-K dated December 2, 1991 and incorporated herein by reference.
         4(g)  Form of 5 7/8% Notes  due March 1, 2000, filed  as Exhibit 4(f) to the  Company's Annual Report on  Form
               10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-4797) and incorporated herein by reference.
         4(h)  Amendment  I to the Credit Agreement dated August 14,  1992 (Exhibit 4(d)), filed as Exhibit 4(a) to the
               Company's Quarterly Report on Form 10-Q for the  quarterly period ended March 31, 1993 (Commission  File
               No. 1-4797) and incorporated herein by reference.
        10(a)  Illinois  Tool Works  Inc. Stock Incentive  Plan and  amendments thereto filed  as Exhibit  10(a) to the
               Company's Annual Report on Form 10-K  for the fiscal year ended  December 31, 1988 (Commission File  No.
               1-4797) and incorporated herein by reference.
        10(b)  Amendment to the Illinois Tool Works Inc. Stock Incentive Plan dated December 8, 1994.
        10(c)  Contracts  between Illinois Tool Works Inc. and John D.  Nichols filed as Exhibit 10(b) to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797)  and incorporated herein by reference.

   EXHIBIT
   NUMBER                                                    DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------------
        10(d)  Illinois  Tool Works Inc. 1982 Executive Contributory  Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the  Company's Annual Report on Form 10-K  for the fiscal year ended  December
               31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
        10(e)  Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990
               (Commission File No. 1-4797) and incorporated herein by reference.
        10(f)  Illinois  Tool Works  Inc. Executive Incentive  Program adopted  August 1, 1979  and amendments thereto, filed as Exhibit 10(e) to the  Company's Annual Report on Form 10-K  for the fiscal year ended  December
               31, 1991 (Commission File No. 1-4797) and incorporated herein by reference.
        10(g)  Supplemental Plan for Employees of Illinois Tool Works Inc., effective January 1, 1989, filed as Exhibit
               10(d)  to  the  Company's Annual  Report  on Form  10-K  for the  fiscal  year ended  December  31, 1989
               (Commission File No. 1-4797) and incorporated herein by reference.
        10(h)  Phantom stock agreement  between Illinois Tool  Works Inc. and  John D. Nichols  dated January 1,  1986,
               October  17, 1986  and January 1,  1991, respectively,  filed as Exhibit  10(g) to  the Company's Annual
               Report on Form 10-K for the year ended  December 31, 1991 (Commission File No. 1-4797) and  incorporated herein by reference.
        10(i)  Amendment  to the Phantom  stock agreement between Illinois  Tool Works Inc. and  John D. Nichols, dated
               January 1, 1991 (see 10(h) above),  filed as Exhibit 10(h) to the  Company's Annual Report on Form  10-K
               for the year ended December 31, 1992 (Commission File No. 1-4797) and incorporated herein by reference.
        10(j)  Directors'  deferred fee plan, retired  directors' fee plan and  non-officer directors' restricted stock program, descriptions of which are  under the caption "Directors'  Compensation" in the Company's  Proxy
               Statement for the 1995 Annual Meeting of Stockholders, and incorporated herein by reference.
        10(k)  Underwriting  Agreement dated November 20, 1991, related to the 7 1/2% Notes due December 1, 1998, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 2, 1991 and incorporated  herein by reference.
        10(l)  Underwriting  Agreement dated February 23, 1993, related to the 5 7/8% Notes due March 1, 2000, filed as
               Exhibit 10(j) to the Company's Annual  Report on Form 10-K for the  fiscal year ended December 31,  1992
               (Commission File No. 1-4797) and incorporated herein by reference.
        10(m)  Illinois  Tool Works Inc. 1993 Executive Contributory Retirement  Income Plan, filed as Exhibit 10(a) to the Company's Quarterly Report on  Form 10-Q for the quarterly  period ended March 31, 1993  (Commission
               File No. 1-4797) and incorporated herein by reference.
        10(n)  Amendment  to the  Illinois Tool  Works Inc.  1993 Executive  Contributory Retirement  Income Plan dated
               December 5, 1994.
        13     The Company's 1994 Annual Report to Stockholders, pages 19 - 38.
        21     Subsidiaries of the Company.
        22     Information  under  the  captions   "Election  of  Directors,"   "Security  Ownership"  and   "Executive
               Compensation" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.
        23     Consent of Arthur Andersen LLP.
        24     Powers of Attorney.
        27     Financial Data Schedule.

                                     [LOGO]
                THIS REPORT HAS BEEN PRINTED ON RECYCLED PAPER.

                                     [LOGO]