Form 10-Q
period 1995-03-31
ILLINOIS TOOL WORKS INC
filed 1995-05-15
CIK 49826

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

    (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended              March 31, 1995
                                  ----------------------------------------

                                  OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                  -------------------  -------------------


    Commission file number           1-4797
                          ---------------------------


                         ILLINOIS TOOL WORKS INC.
    ----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                    Delaware                               36-1258310
    --------------------------------------------   -----------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)



         3600 West Lake Avenue, Glenview, IL             60025-5811
     --------------------------------------------   ----------------------
       (Address of principal executive offices)          (Zip Code)


    (Registrant's telephone number, including area code)  (708) 724-7500
                                                         -----------------

    Former address:
    ----------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
    days.  Yes   X  .  No      .
              ------     ------

    The number of shares of registrant's common stock, without par value, outstanding at April 30, 1995: 114,154,541.

    Part I - Financial Information
    ------------------------------

    Item 1
    ------







                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                  -----------------------------------------

                            FINANCIAL STATEMENTS
                            --------------------


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

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                  -----------------------------------------
                            STATEMENT OF INCOME
                            -------------------
                                (UNAUDITED)
                                -----------

(In Thousands Except for
 Per Share Amounts)

                              Three Months Ended
                                   March 31
                              ------------------
                                1995      1994
                              --------  --------

Operating Revenues            $929,085  $771,439
  Operating costs              616,022   520,264
  Selling, administrative,
    and research and develop-
    ment expenses              173,875   154,366
  Amortization of goodwill
    and other intangible
    assets                       6,133     5,493
                              --------  --------
Operating Income               133,055    91,316
  Interest expense              (6,159)   (7,536)
  Amortization of retiree
    health care                 (1,742)   (1,742)
  Other income (expense)        (4,123)      750
                              --------  --------
Income Before Income Taxes     121,031    82,788
  Income taxes                  46,000    31,873
                              --------  --------
Net Income                    $ 75,031  $ 50,915
                              ========  ========



Per share of common stock:

  Net Income                     $ .66     $ .45
                                 =====     =====

  Cash dividends:

     Paid                        $ .15     $ .13
                                 =====     =====

     Declared                    $ .15     $ .13
                                 =====     =====


Average number of shares of
  common stock outstanding
  during the period            114,032   113,200
                               =======   =======

- -3-

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                  -----------------------------------------
                       STATEMENT OF FINANCIAL POSITION
                       -------------------------------
                                   (UNAUDITED)
                                    ---------
(In Thousands)

ASSETS                           March 31, 1995      December 31, 1994
- ------                           --------------      -----------------

Current Assets:
  Cash and equivalents               $  118,712             $   76,867
  Trade receivables                     644,938                612,638
  Inventories                           465,961                439,486
  Deferred income taxes                  76,541                 72,728
  Prepaid expenses and other
    current assets                       63,155                 61,214
                                     ----------             ----------
      Total current assets            1,369,307              1,262,933
                                     ----------             ----------
Plant and Equipment:
  Land                                   67,029                 66,577
  Buildings                             318,994                317,714
  Machinery and equipment               934,997                915,198
  Equipment leased to others             69,175                 69,162
  Construction in progress               41,846                 32,143
                                     ----------             ----------
                                      1,432,041              1,400,794
  Accumulated depreciation             (787,959)              (759,559)
                                     ----------             ----------
    Net plant and equipment             644,082                641,235
                                     ----------             ----------

Investment in Leveraged Leases           54,012                 55,413
Goodwill                                380,143                394,233
Deferred Income Taxes                    38,292                     --
Other Assets                            267,379                226,684
                                     ----------             ----------

                                     $2,753,215             $2,580,498
                                     ==========             ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
  Short-term debt                    $   69,023             $   67,002
  Accounts payable                      174,148                174,748
  Accrued expenses                      343,927                317,031
  Cash dividends payable                 17,117                 17,094
  Income taxes payable                   65,718                 52,558
                                     ----------             ----------
    Total current liabilities           669,933                628,433
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        272,014                272,987
  Deferred income taxes                      --                 69,516
  Other                                 200,615                 68,041
                                     ----------             ----------
    Total non-current liabilities       472,629                410,544
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                          203,810                201,166
  Income reinvested in the business   1,402,086              1,344,172
  Common stock held in treasury          (1,866)                (1,952)
  Equity adjustment from foreign
    currency translation                  6,623                 (1,865)
                                     ----------             ----------
      Total stockholders' equity      1,610,653              1,541,521
                                     ----------             ----------

                                     $2,753,215             $2,580,498
                                     ==========             ==========

- -4-

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                  -----------------------------------------
                           STATEMENT OF CASH FLOWS
                           -----------------------
                                (UNAUDITED)
                                 ---------

(In Thousands)                                         Three Months Ended
                                                             March 31
                                                       __________________
                                                         1995      1994
                                                       --------  --------

Cash Provided by (Used for) Operating Activities:
  Net income                                           $ 75,031  $ 50,915
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      38,400    33,743
      Change in deferred income taxes                      (896)   (1,145)
      Gain on sale of plant and equipment,
        and equipment under a leveraged lease            (3,014)   (1,968)
      (Income) loss from investment properties           (2,588)      166
      Gain on sale of operations and affiliates            (120)     (447)
      Other non-cash items, net                          14,628     2,577
                                                       --------  --------
        Cash provided by operating activities           121,441    83,841

  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (25,478)  (32,867)
        Inventories                                     (21,480)  (18,021)
        Prepaid expenses and other assets                (7,246)   (1,754)
      Increase (decrease) in--
        Accounts payable                                 (3,115)   (1,369)
        Accrued expenses                                  1,286    15,059
        Income taxes payable                             13,346    12,541
      Other, net                                           (124)    4,344
                                                       --------  --------
          Net cash provided by operating activities      78,630    61,774
                                                       --------  --------

Cash Provided by (Used for) Investing Activities:
  Acquisition of subsidiaries (excluding cash and
    equivalents) and additional interest in affiliates   (5,892)   (4,716)
  Additions to plant and equipment                      (35,715)  (27,835)
  Proceeds from sale of plant and equipment,
    investment properties, and equipment under a
    leveraged lease                                      11,032     7,518
  Proceeds from sale of operations and affiliates         1,344    p1,760
  Other, net                                              6,237       168
                                                       --------  --------
          Net cash used for investing activities        (22,994)  (23,105)
                                                       --------  --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (17,094)  (14,716)
  Issuance of common stock                                2,730     1,828
  Repayments of short-term debt                          (1,239)  (20,335)
  Proceeds from long-term debt                               --       217
  Repayments of long-term debt                             (456)     (213)
                                                       --------  --------
          Net cash used for financing activities        (16,059)  (33,219)
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents   2,268    (2,661)
                                                       --------  --------
Cash and Equivalents:
  Increase during the period                             41,845     2,789
  Beginning of period                                    76,867    35,395
                                                       --------  --------
  End of the period                                    $118,712  $ 38,184
                                                       ========  ========
Cash Paid During the Period for Interest               $  5,538  $  7,133
                                                       ========  ========
Cash Paid During the Period for Income Taxes           $ 32,383  $ 23,554
                                                       ========  ========
Liabilities Assumed from Acquisitions                  $  3,200  $     --
                                                       ========  ========
- -5-

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                  -----------------------------------------
                     COMMENTS ON FINANCIAL STATEMENTS
                     --------------------------------
                               (UNAUDITED)
                                ---------


(1) OTHER INCOME (EXPENSE), consists of the following:
    ---------------------

    (In Thousands)

                                              Three Months Ended
                                                    March 31
                                              ------------------
                                                1995       1994
                                              --------   -------


   Interest income                            $  2,358   $   876
   Income from unconsolidated
     affiliates                                    112       355
   Net reserves for disposition,
     relocation and reorganization of
     certain facilities,
     revaluation of non-operating
     assets to realizable value, and
     nonrecurring costs unrelated to
     operations                                (11,461)   (2,027)
   Income (loss) from investment
     properties                                  2,588      (166)
   Gain on sale of operations
     and affiliates                                120       447
   Gain on sale of equipment
     under a leveraged lease                     3,996        --
   Gain (loss) on sale of plant and
     equipment                                    (982)    1,968
   Other, net                                     (854)     (703)
                                              --------   -------

                                              $ (4,123)  $   750
                                              ========   =======

- -6-

(2) INVENTORIES at March 31, 1995 and December 31, 1994 were as
    -----------
    follows:

    (In Thousands)




                                              March 31,  Dec. 31,
                                                1995       1994
                                              --------   --------

     Raw Material                             $116,017   $126,730
     Work-in-process                            75,595     66,505
     Finished goods                            274,349    246,251
                                              --------   --------

                                              $465,961   $439,486
                                              ========   ========


(3)  NONCASH TRANSACTION:
     -------------------

     In the first quarter of 1995, the Company exchanged a minority interest in a subsidiary for certain investments in debt securities. This transaction, along with the associated tax effects, has not been reflected in the Statement of Cash Flows, as it had no cash impact.

Item 2 - Management's Discussion and Analysis
- ---------------------------------------------

ENGINEERED COMPONENTS SEGMENT
- -----------------------------

Businesses in this segment manufacture short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; fastening tools and welding equipment. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in millions)

                 Three months ended
                     March 31
                 ------------------
Operating
Revenues             1995       1994
- ---------        --------   --------
Domestic             $329       $283

International         171        128
                     ----       ----
Total                $500       $411
                     ====       ====

             Three months ended March 31
            ------------------------------

Operating        1995            1994
Income      Income Margin   Income  Margin
- ---------   ------ ------   ------  ------

Domestic       $54   16.4 %    $40    14.1 %

International   20   11.7       11     8.6
               ---             ---

Total          $74   14.8      $51    12.4
               ===             ===

Domestic revenues, operating income and margins increased compared with last year primarily due to the Miller operations, followed by the construction businesses. Both benefited from a steady U.S. economy and new product introductions. Automotive businesses also contributed to the improved financial results, although growth has decelerated slightly due to the slow down in domestic car builds.


Internationally, revenues increased compared with 1994 revenues largely due to increased penetration in a growing European automotive market. Construction businesses also contributed to revenue growth as a result of focused marketing supported by an improving European construction market. Operating income and margins increased compared with last year due to increased volume in the automotive and construction businesses and continued cost cutting efforts.

- -8-

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT
- ------------------------------------------

Businesses in this segment manufacture longer lead-time systems and related consumables for consumer and industrial packaging, industrial spray coating equipment and systems, and quality assurance application equipment and systems. The largest markets served by this segment are general industrial, food and beverage, and industrial capital goods.


(Dollars in millions)

             Three months ended March 31
            -----------------------------

Operating
Revenues             1995     1994
- ---------        -------- --------

Domestic             $269     $229
                      160      131
International        ----     ----
                     $429     $360
Total                ====     ====


             Three months ended March 31
            -----------------------------

Operating        1995            1994
Income      Income Margin   Income  Margin
- ---------   ------ ------   ------  ------

Domestic       $45   16.7 %    $32    14.0 %

International   14    8.8        8     6.1
               ---             ---
Total          $59   13.8      $40    11.1
               ===             ===


Domestic revenues increased over last year primarily due to new product introductions and strong demand in the industrial packaging and finishing systems businesses. Consumer packaging businesses also contributed to the increase in revenues because of improved performance in the beverage and food markets along with the purchase of the remaining portion of a joint venture. Operating income and margins increased due to volume gains in the industrial packaging and finishing systems businesses.

International revenues increased due largely to the industrial packaging businesses which are benefiting from an improving European economy. Consumer packaging businesses contributed to the revenue growth for the same reasons stated above. The increase in European revenues in the finishing systems businesses were offset by declines in the Japanese and the UK operations.
New product introductions continued to allow finishing systems businesses to gain market share. Operating income and margins increased due to volume gains and cost reductions in industrial packaging businesses along with new products in the finishing systems businesses.


- -9-

OPERATING EXPENSES
- ------------------

Operating costs as a percentage of revenues decreased to 66.3% in the first quarter of 1995 versus 67.4% in the first quarter of 1994. Selling, administrative, and research and development expenses were 18.7% of revenues in the first quarter of 1995 versus 20.0% in the first quarter of 1994. These ratios were lower because of cost reductions as a result of a Company-wide objective to reduce costs.

INTEREST EXPENSE
- ----------------

Interest expense declined to $6.2 million in the first quarter of 1995 from $7.5 million in the first quarter of 1994, primarily due to a reduction in commercial paper borrowings.

OTHER INCOME (EXPENSE)
- ----------------------

Other income (expense) increased to net other expense of $4.1 million in the first quarter of 1995 from net other income of $.8 million in the first quarter of 1994. The increase in expense is mainly due to nonrecurring costs unrelated to operations, partially offset by a gain on the sale of equipment under a leveraged lease and an increase in interest income.

NET INCOME
- ----------

Net income of $75.0 million ($0.66 per share) in the first quarter of 1995 was 47.4% higher than the 1994 first quarter net income of $50.9 million ($0.45 per share). Foreign currency had no material impact on earnings in the first quarter of 1995 versus 1994.

- -10-

FINANCIAL POSITION
- ------------------

Net working capital at March 31, 1995 and December 31, 1994 is summarized as follows:

(Dollars in Thousands)

                             March 31,    Dec. 31,
                               1995         1994       Increase
                            ----------   ----------   ----------

Current Assets:
  Cash and equivalents      $  118,712   $   76,867   $   41,845
  Trade receivables            644,938      612,638       32,300
  Inventories                  465,961      439,486       26,475
  Other                        139,696      133,942        5,754
                            ----------   ----------   ----------
                            $1,369,307   $1,262,933   $  106,374
                            ----------   ----------   ----------


Current Liabilities:
  Short-term debt           $   69,023   $   67,002   $    2,021
  Accounts payable and
    accrued expenses           518,075      491,779       26,296
  Other                         82,835       69,652       13,183
                            ----------   ----------   ----------
                            $  669,933   $  628,433   $   41,500
                            ----------   ----------   ----------

Net Working Capital         $  699,374   $  634,500   $   64,874
                            ==========   ==========   ==========

Current Ratio                     2.04         2.01
                            ==========   ==========


The increase in cash and equivalents in the first quarter of 1995 was primarily due to an increase in cash generated from operations. Trade receivables increased primarily due to seasonally stronger domestic revenues in the first quarter of 1995 versus the fourth quarter of 1994.



- -11-

Part II - Other Information
- ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibit Index

     Exhibit No.      Description
     -----------      -----------------------
         27           Financial Data Schedule



(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.


- -12-

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated:  May 12, 1995                By:  /s/  Michael W. Gregg
      ------------------------         ---------------------------------------
                                       Michael W. Gregg, Senior Vice President
                                         and Controller, Accounting
                                         (Principal Accounting Officer)





Dated:  May 12, 1995                By:  /s/  Stewart S. Hudnut
      ------------------------         ---------------------------------------
                                       Stewart S. Hudnut, Senior Vice
                                         President, General Counsel and
                                         Secretary














- -13-