Form 10-Q
period 1995-06-30
ILLINOIS TOOL WORKS INC
filed 1995-08-14
CIK 49826

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995
                              ----------------------------------------
                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ------------------

Commission file number            1-4797
                      ----------------------------

                     ILLINOIS TOOL WORKS INC.
----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                              36-1258310
---------------------------------------------  -----------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     3600 West Lake Avenue, Glenview, IL              60025-5811
---------------------------------------------  -----------------------
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)  (708) 724-7500
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

The number of shares of registrant's common stock, without par value, outstanding at July 31, 1995: 117,331,764.

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

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF INCOME
                                (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                              Three Months Ended         Six Months Ended
                                    June 30                   June 30
                             --------------------     ----------------------
                                1995       1994           1995       1994
                             ----------  --------     ----------  ----------

Operating Revenues           $1,090,713  $881,042     $2,019,798  $1,652,481
  Operating costs               706,419   583,910      1,322,441   1,104,174
  Selling, administrative,
    and research and develop-
    ment expenses               196,891   160,526        370,766     314,892
  Amortization of goodwill
    and other intangible
    assets                        6,023     5,493         12,156      10,986
                             ----------  --------     ----------  ----------
Operating Income                181,380   131,113        314,435     222,429
  Interest expense               (7,938)   (7,114)       (14,097)    (14,650)
  Amortization of retiree
    health care                  (1,742)   (1,742)        (3,484)     (3,484)
  Other expense                    (352)   (7,303)        (4,475)     (6,553)
                             ----------  --------     ----------  ----------
Income Before Income Taxes      171,348   114,954        292,379     197,742
  Income taxes                   65,100    44,227        111,100      76,100

Net Income                   $  106,248  $ 70,727     $  181,279  $  121,642
                             ==========  ========     ==========  ==========

Per share of common stock:

  Net Income                      $ .91     $ .62          $1.55       $1.07
                                  =====     =====          =====       =====

  Cash dividends:

     Paid                         $ .15     $ .13          $ .30       $ .26
                                  =====     =====          =====       =====

     Declared                     $ .15     $ .13          $ .30       $ .26
                                  =====     =====          =====       =====

Average number of shares of
  common stock outstanding
  during the period             117,214   113,254        117,147     113,225
                                =======   =======        =======     =======

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                              (UNAUDITED)
(In Thousands)

ASSETS                            June 30, 1995      December 31, 1994
                                  -------------      -----------------
Current Assets:
  Cash and equivalents               $   73,924             $   76,867
  Trade receivables                     732,088                612,638
  Inventories                           519,922                439,486
  Deferred income taxes                  80,936                 72,728
  Prepaid expenses and other
    current assets                       73,821                 61,214
                                     ----------             ----------
      Total current assets            1,480,691              1,262,933
Plant and Equipment:                 ----------             ----------
  Land                                   69,511                 66,577
  Buildings                             347,082                317,714
  Machinery and equipment               994,120                915,198
  Equipment leased to others             72,265                 69,162
  Construction in progress               44,425                 32,143
                                     ----------             ----------
                                      1,527,403              1,400,794
  Accumulated depreciation             (850,104)              (759,559)
                                     ----------             ----------
    Net plant and equipment             677,299                641,235
                                     ----------             ----------

Investment in Leveraged Leases           50,658                 55,413
Goodwill                                469,183                394,233
Deferred Income Taxes                    83,842                     --
Other Assets                            285,347                226,684
                                     ----------             ----------

                                     $3,047,020             $2,580,498
                                     ==========             ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  146,643             $   67,002
  Accounts payable                      210,644                174,748
  Accrued expenses                      403,385                317,031
  Cash dividends payable                 17,588                 17,094
  Income taxes payable                   27,828                 52,558
                                     ----------             ----------
    Total current liabilities           806,088                628,433
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        282,775                272,987
  Deferred income taxes                      --                 69,516
  Other                                 208,035                 68,041
                                     ----------             ----------
    Total non-current liabilities       490,810                410,544
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                          227,418                201,166
  Income reinvested in the business   1,503,125              1,344,172
  Common stock held in treasury          (1,866)                (1,952)
  Equity adjustment from foreign
    currency translation                 21,445                 (1,865)
                                     ----------             ----------
      Total stockholders' equity      1,750,122              1,541,521
                                     ----------             ----------

                                     $3,047,020             $2,580,498
                                     ==========             ==========

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                        STATEMENT OF CASH FLOWS
                             (UNAUDITED)

(In Thousands)                                          Six Months Ended
                                                             June 30
                                                       ------------------
                                                         1995      1994
                                                       --------  --------
Cash Provided by (Used for) Operating Activities:
  Net income                                           $181,279  $121,642
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      78,864    70,223
      Change in deferred income taxes                    (3,269)      546
      Gain on sale of plant and equipment,
        and equipment under a leveraged lease            (4,324)   (1,870)
      (Income) loss from investment properties           (6,423)      398
      Gain on sale of operations and affiliates            (502)   (4,241)
      Other non-cash items, net                          16,313     5,672
                                                       --------  --------
        Cash provided by operating activities           261,938   192,370
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (51,055)  (75,828)
        Inventories                                     (36,885)  (18,951)
        Prepaid expenses and other assets                (1,756)    6,071
      Increase (decrease) in--
        Accounts payable                                 (4,302)    1,546
        Accrued expenses                                 11,714    49,189
        Income taxes payable                            (27,369)   (2,564)
      Other, net                                          8,551     5,413
                                                       --------  --------
          Net cash provided by operating activities     160,836   157,246
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of subsidiaries (excluding cash and
    equivalents) and additional interest in affiliates (131,902)  (12,514)
  Additions to plant and equipment                      (73,025)  (61,326)
  Proceeds from sale of plant and equipment,
    investment properties, and equipment under a
    leveraged lease                                      18,538    12,458
  Proceeds from sale of operations and affiliates         1,736    12,037
  Other, net                                             (5,678)    3,524
                                                       --------  --------
          Net cash used for investing activities       (190,331)  (45,821)
                                                       --------  --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (34,211)  (29,439)
  Issuance of common stock                                4,402     2,380
  Proceeds (repayments) of short-term debt               57,983   (68,391)
  Proceeds from long-term debt                               85     1,755
  Repayments of long-term debt                           (1,690)   (2,672)
  Other, net                                             (5,039)       --
                                                       --------  --------
          Net cash provided by (used for) financing
            activities                                  (21,530)  (96,367)
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents   5,020    (5,104)
                                                       --------  --------
Cash and Equivalents:
  (Decrease)Increase during the period                   (2,943)    9,954
  Beginning of period                                    76,867    35,395
                                                       --------  --------
  End of the period                                    $ 73,924  $ 45,349
                                                       ========  ========
Cash Paid During the Period for Interest               $ 13,968  $ 14,643
                                                       ========  ========
Cash Paid During the Period for Income Taxes           $132,927  $ 80,946
                                                       ========  ========
Liabilities Assumed from Acquisitions                  $112,634  $  2,619
                                                       ========  ========

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     COMMENTS ON FINANCIAL STATEMENTS
                               (UNAUDITED)



(1) OTHER INCOME (EXPENSE), consists of the following:


    (In Thousands)

                                     Three Months Ended    Six Months Ended
                                           June 30              June 30
                                     ------------------   -------------------
                                       1995       1994      1995       1994
                                     --------  --------   --------   --------

    Interest income                   $ 3,265  $  1,091   $  5,623   $  1,967
    Income from unconsolidated
      affiliates                          356       596        468        951
    Net reserves for disposition,
      relocation and reorganization
      of certain facilities,
      revaluation of non-operating
      assets to realizable value, and
      nonrecurring costs unrelated to
      operations                       (8,253)  (11,669)   (19,714)   (13,696)
    Income (loss)from investment
      properties                        3,835      (232)     6,423       (398)
    Gain on sale of operations
      and affiliates                      382     3,794        502      4,241
    Gain on sale of equipment
      under a leveraged lease              --        --      3,996         --
    Gain (loss) on sale of plant and
      equipment                         1,310       (98)       328      1,870
    Other, net                         (1,247)     (785)    (2,101)    (1,488)
                                      -------  --------   --------   --------

                                      $  (352) $ (7,303)  $ (4,475)  $ (6,553)
                                      =======  ========   ========   ========

(2) INVENTORIES at June 30, 1995 and December 31, 1994 were as follows:


    (In Thousands)


                                              June 30,   Dec. 31,
                                                1995       1994
                                              --------   --------

     Raw Material                             $136,845   $126,730
     Work-in-process                            88,862     66,505
     Finished goods                            294,215    246,251
                                              --------   --------
                                              $519,922   $439,486
                                              ========   ========

(3) NONCASH TRANSACTION:

    During 1995, the Company exchanged a minority interest in a subsidiary for certain investments in debt securities. This transaction, along with the associated tax effects, has not been reflected in the Statement of Cash Flows, as it had no cash impact.

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT


Businesses in this segment manufacture short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives;
tools and welding equipment. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in millions)

                 Three months ended    Six months ended
                       June 30              June 30
                 ------------------    ----------------
Operating
Revenues             1995      1994      1995      1994
                 --------  --------    ------   -------
Domestic             $364      $313    $  693      $595

International         197       157       368       286
                     ---       ----    ------      ----

Total                $561      $470    $1,061      $881
                     ====      ====    ======      ====


              Three months ended June 30        Six months ended June 30
            ------------------------------   ------------------------------
Operating        1995             1994            1995             1994
Income      Income Margin    Income Margin   Income Margin    Income Margin
            -------------    -------------   -------------    -------------
Domestic       $62   17.0 %     $53   16.9 %   $116   16.7 %    $ 93   15.6 %

International   32   16.2        20   12.7       52   14.1        31   10.8
               ---              ---            ----             ----

Total          $94   16.8       $73   15.5     $168   15.8      $124   14.1
               ===              ===            ====             ====


Domestic revenues for both the three month and six month periods ended June 30, 1995 grew primarily due to new product introductions and increased marketing at Miller along with volume growth in non-residential construction businesses. Operating income increased during the same time periods due to the volume growth at Miller and the construction businesses. Margins were flat for the three month period due to a slower rate of growth in the automotive and residential construction businesses. Miller also moderated margin growth for the second quarter of 1995 compared with last year due to the absorption of raw material price increases. Margins increased year-to-date in 1995 as a result of increased volume at Miller and the construction businesses along with new product introductions at Miller.

International revenues increased for the three month period primarily due to increase a volume in the European automotive businesses as a result of increased penetration in the European automotive markets. The European auto-motive businesses, followed by the European construction businesses, largely contributed to the year-to date revenue growth. For the three and six month periods ended June 30, 1995, operating income and margins increased due to cost reductions in the European construction businesses and volume gains in the European automotive businesses.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment manufacture longer lead-time systems and related consumables for consumer and industrial packaging, industrial spray coating equipment and systems, and quality assurance application equipment and systems. The largest markets served by this segment are general industrial, food and beverage, and industrial capital goods.

(Dollars in millions)


                 Three months ended    Six months ended
                      June 30              June 30
                 ------------------    ----------------
Operating
Revenues             1995      1994      1995      1994
                 --------  --------    ------    ------

Domestic             $324      $261      $593      $490

International         206       150       366       281
                     ----      ----      ----      ----

Total                $530      $411      $959      $771
                     ====      ====      ====      ====


              Three months ended June 30        Six months ended June 30
            ------------------------------   ------------------------------

Operating        1995             1994            1995             1994
Income      Income Margin    Income Margin   Income Margin    Income Margin
            ------ ------    ------ ------   ------ ------    ------ ------

Domestic       $61   18.8 %     $44   16.9 %   $106   17.9 %     $76   15.5 %

International   26   12.6        14    9.3       40   10.9        22    7.8
               ---              ---            ----              ---

Total          $87   16.4       $58   14.1     $146   15.2       $98   12.7
               ===              ===            ====              ===

Strong demand for industrial packaging products and increased penetration in the beverage markets for the consumer packaging businesses led to an increase in domestic revenues and operating income for the three month period and year-to- date ended June 30, 1995. Margins increased for the same time periods due mostly to new product introductions in the industrial packaging businesses.

International revenues and operating income for the quarter ended
June 30, 1995 increased due to the consumer and industrial packaging busines-ses. For the six month period revenues and operating income increased due to the previously mentioned groups as well as the finishing systems businesses. Margins increased for both periods because of new product introductions, and cost reductions in the industrial packaging businesses. In addition, cost reductions in the finishing systems businesses led to increased margins for the both periods.

OPERATING EXPENSES

Operating costs as a percentage of revenues decreased to 65.5% in the first half of 1995 versus 66.8% in the first half of 1994. Selling, administrative, and research and development expenses were 18.4% of revenues in the first half of 1995 versus 19.1% in the first half of 1994. These ratios were lower because of cost reductions as a result of a Company-wide objective to reduce costs.

INTEREST EXPENSE

Interest expense declined to $14.1 million in the first half of 1995 from $14.7 million in the first half of 1994, primarily due to a reduction in commercial paper borrowings outstanding.

OTHER EXPENSE

Other expense decreased to $.4 million in the second quarter of 1995 from $7.3 million in the second quarter of 1994. The decrease in expense is primarily due to a reduction in nonrecurring costs unrelated to operations, along with an increase in interest income and income from investment properties, partially offset by a decrease in the gain on sale of operations and affiliates.

NET INCOME

Net income of $181.3 million ($1.55 per share) in the first half of 1995 was 49.0% higher than the 1994 first half net income of $121.6 million ($1.07 per share). Foreign currency had no material impact on earnings in the first half of 1995 versus 1994.

FINANCIAL POSITION

Net working capital at June 30, 1995 and December 31, 1994 is summarized as follows:

(Dollars in Thousands)

                             June 30,     Dec. 31,     Increase
                               1995         1994      (Decrease)
                            ----------   ----------   ---------
Current Assets:
  Cash and equivalents      $   73,924   $   76,867     $ (2,943)
  Trade receivables            732,088      612,638      119,450
  Inventories                  519,922      439,486       80,436
  Other                        154,757      133,942       20,815
                            ----------   ----------     --------
                            $1,480,691   $1,262,933     $217,758
                            ----------   ----------     --------

Current Liabilities:
  Short-term debt           $  146,643   $   67,002     $ 79,641
  Accounts payable and
    accrued expenses           614,029      491,779      122,250
  Other                         45,416       69,652      (24,236)
                            ----------   ----------     --------
                            $  806,088   $  628,433     $177,655
                            ----------   ----------     --------

Net Working Capital         $  674,603   $  634,500     $ 40,103
                            ==========   ==========     ========
Current Ratio                     1.84         2.01
                            ==========   ==========

The increase in trade receivables in the second quarter of 1995 was primarily due to acquisitions and stronger revenues in the second quarter of 1995 versus the fourth quarter of 1994. Second quarter acquisitions combined with overall business growth contributed to the increase in inventories from year-end 1994 to second quarter 1995. The increase in short-term debt was mainly due to additional borrowing of commercial paper to fund second quarter acquisitions. Accounts payable and accrued expenses increased at June 30, 1995 versus year-end 1994 as a result of overall business growth and acquisitions.

Part II - Other Information


Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 5, 1995.
Approval was granted for the adoption of the Directors' Restricted Stock Plan, by an in favor vote of 88,529,650 shares.

The following members were elected to the Company's Board of Directors to hold office for the ensuing year:


Nominees                   In favor            Withheld
-----------------          ----------          --------
J. W. Becton, Jr.          96,386,739          164,583
S. S. Cathcart             96,389,872          161,450
S. Crown                   96,380,200          171,122
H. R. Crowther             96,304,856          246,466
W. J. Farrell              96,304,590          246,732
R. M. Jones                96,385,768          165,554
G. D. Kennedy              96,387,168          164,154
R. H. Leet                 96,388,964          162,358
R. C. McCormack            96,392,170          159,152
J. D. Nichols              96,303,641          247,681
P. B. Rooney               96,389,077          162,245
H. B. Smith                96,392,070          159,252
O. J. Wade                 96,391,074          160,248
C. A. H. Waller            96,377,025          174,297


Approval was also granted by an in favor vote of 88,529,650 shares, for the adoption of the Directors' Restricted Stock Plan.

Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibit Index

     Exhibit No.      Description
         27           Financial Data Schedule


(b)  Reports on Form 8-K

     A report on Form 8-K dated July 18, 1995 was filed during the period. The Form describes various acquisitions by Illinois Tool Works Inc., ("ITW") and presents unaudited pro forma information for ITW and the combined pooled companies.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated: August 14, 1995       By:   /s/  Michael W. Gregg
       -------------------        ---------------------------------------
                                  Michael W. Gregg, Senior Vice President
                                    and Controller, Accounting
                                    (Principal Accounting Officer)