Form 10-Q
period 1995-09-30
ILLINOIS TOOL WORKS INC
filed 1995-11-09
CIK 49826

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

    (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended           September 30, 1995


                                  OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to _________________



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
              -----      -----

    The number of shares of registrant's common stock, without par value,
    outstanding at October 31, 1995:   117,555,428.

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

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF INCOME
                                (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                              Three Months Ended        Nine Months Ended
                                 September 30              September 30
30                           --------------------     ----------------------
                                   1995      1994           1995        1994
                             ----------  --------     ----------  ----------

Operating Revenues           $1,045,134  $870,911     $3,064,932  $2,523,392
  Operating costs               689,018   579,917      2,011,459   1,684,091
  Selling, administrative,
    and research and develop-
    ment expenses               184,233   159,128        554,999     474,020
  Amortization of goodwill
    and other intangible
    assets                       6,086     5,529          18,242      16,515
                             ---------   -------      ----------  ----------
Operating Income                165,797   126,337        480,232     348,766
  Interest expense               (8,448)   (6,453)       (22,545)    (21,103)
  Amortization of retiree
    health care                  (1,742)   (1,742)        (5,226)     (5,226)
  Other income (expense)          5,659    (2,043)         1,184      (8,596)
                             ----------  --------     ----------  ----------
Income Before Income Taxes      161,266   116,099        453,645     313,841
  Income taxes                   61,250    44,700        172,350     120,800
                             ----------  --------     ----------  ----------
Net Income                   $  100,016  $ 71,399     $  281,295  $  193,041
                             ==========  ========     ==========  ==========


Per share of common stock:

  Net Income                      $ .85     $ .63          $2.40       $1.70
                                  =====     =====          =====       =====

  Cash dividends:

     Paid                         $ .15     $ .13          $ .45       $ .39
                                  =====     =====          =====       =====

     Declared                     $ .17     $ .15          $ .47       $ .41
                                  =====     =====          =====       =====


Average number of shares of
  common stock outstanding
  during the period             117,508   113,291        117,396     113,247
                                =======   =======        =======     =======

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                              (UNAUDITED)
(In Thousands)

ASSETS                       September 30, 1995      December 31, 1994
                             ------------------      -----------------
Current Assets:
  Cash and equivalents               $  102,220             $   76,867
  Trade receivables                     729,634                612,638
  Inventories                           511,769                439,486
  Deferred income taxes                  82,633                 72,728
  Prepaid expenses and other
    current assets                       68,925                 61,214
                                     ----------             ----------
      Total current assets            1,495,181              1,262,933
                                     ----------             ----------
Plant and Equipment:
  Land                                   68,510                 66,577
  Buildings                             347,688                317,714
  Machinery and equipment             1,011,428                915,198
  Equipment leased to others             71,773                 69,162
  Construction in progress               48,933                 32,143
                                     ----------             ----------
                                      1,548,332              1,400,794
  Accumulated depreciation             (868,939)              (759,559)
                                     ----------             ----------
    Net plant and equipment             679,393                641,235
                                     ----------             ----------

Investment in Leases                     90,113                 55,413
Goodwill                                475,293                394,233
Deferred Income Taxes                    91,173                     --
Other Assets                            275,087                226,684
                                     ----------             ----------

                                     $3,106,240             $2,580,498
                                     ==========             ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  147,443             $   67,002
  Accounts payable                      199,622                174,748
  Accrued expenses                      406,597                317,031
  Cash dividends payable                 19,977                 17,094
  Income taxes payable                   20,684                 52,558
                                     ----------             ----------
    Total current liabilities           794,323                628,433
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        281,775                272,987
  Deferred income taxes                      --                 69,516
  Other                                 204,598                 68,041
                                     ----------             ----------
    Total non-current liabilities       486,373                410,544
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                          229,797                201,166
  Income reinvested in the business   1,583,603              1,344,172
  Common stock held in treasury          (1,866)                (1,952)
  Equity adjustment from foreign
    currency translation                 14,010                 (1,865)
                                     ----------             ----------
      Total stockholders' equity      1,825,544              1,541,521
                                     ----------             ----------

                                     $3,106,240             $2,580,498
                                     ==========             ==========

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                        STATEMENT OF CASH FLOWS
                             (UNAUDITED)

(In Thousands)                                         Nine Months Ended
                                                          September 30
                                                       ------------------
                                                           1995      1994
                                                       --------  --------

Cash Provided by (Used for) Operating Activities:
  Net income                                           $281,295  $193,041
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     112,736   103,143
      Change in deferred income taxes                   (12,122)   (2,301)
      Gain on sale of plant and equipment,
        and equipment under a leveraged lease            (3,840)   (1,657)
      (Income) loss from investment properties           (9,665)      557
      Gain on sale of operations and affiliates            (496)   (4,372)
      Other non-cash items, net                          16,998     9,415
                                                       --------  --------
        Cash provided by operating activities           384,906   297,826
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (40,167)  (71,943)
        Inventories                                     (30,096)   (3,507)
        Prepaid expenses and other assets                 7,200     8,560
      Increase (decrease) in--
        Accounts payable                                (24,973)    5,262
        Accrued expenses                                 21,982    56,055
        Income taxes payable                            (33,608)   (4,125)
      Other, net                                          6,875     4,263
                                                       --------  --------
          Net cash provided by operating activities     292,119   292,391
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of subsidiaries (excluding cash and
    equivalents) and additional interest in affiliates (146,598)  (24,059)
  Additions to plant and equipment                     (106,760)  (92,118)
  Additions to investment in leases                     (40,307)       --
  Proceeds from sale of plant and equipment,
    investment properties, and equipment under a
    leveraged lease                                      27,028    16,403
  Proceeds from sale of operations and affiliates         2,254    15,721
  Other, net                                             (1,374)      646
                                                       --------  --------
          Net cash used for investing activities       (265,757)  (83,407)
                                                       --------  --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (51,799)  (44,166)
  Issuance of common stock                                6,453     2,603
  Proceeds (repayments) of short-term debt               47,936  (144,687)
  Proceeds from long-term debt                              105     1,800
  Repayments of long-term debt                           (1,361)   (4,163)
  Other, net                                             (5,846)       --
                                                       --------  --------

          Net cash used for financing activities        (4,512) (188,613)
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents   3,503     2,228
                                                       --------  --------

Cash and Equivalents:
  Increase during the period                             25,353    22,599
  Beginning of period                                    76,867    35,395
                                                       --------  --------
  End of the period                                    $102,220  $ 57,994
                                                       ========  ========

Cash Paid During the Period for Interest               $ 21,783  $ 20,413
                                                       ========  ========

Cash Paid During the Period for Income Taxes           $213,693  $126,588
                                                       ========  ========

Liabilities Assumed from Acquisitions                  $144,546  $  3,696
                                                       ========  ========
<page


                 ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     COMMENTS ON FINANCIAL STATEMENTS
                               (UNAUDITED)



(1) OTHER INCOME (EXPENSE), consists of the following:


    (In Thousands)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                     ------------------    ------------------
                                         1995      1994       1995       1994
                                     --------   -------    -------    -------

    Interest income                    $2,976   $ 1,385    $ 8,599    $ 3,352
    Income from unconsolidated
      affiliates                          211       452        679      1,403
    Net reserves for disposition,
      relocation and reorganization
      of certain facilities,
      revaluation of non-operating
      assets to realizable value, and
      nonrecurring costs unrelated to
      operations                          377    (2,532)   (19,337)   (16,228)
    Income (loss)from investment
      properties                        3,242      (159)     9,665       (557)
    Gain (loss) on sale of operations
      and affiliates                      (6)       131        496      4,372
    Gain on sale of equipment
      under a leveraged lease              --        --      3,996         --
    Gain (loss) on sale of plant and
      equipment                          (484)     (213)      (156)     1,657
    Other, net                           (657)   (1,107)    (2,758)    (2,595)
                                       ------   -------    -------    -------

                                       $5,659   $(2,043)   $ 1,184    $(8,596)
                                       ======   =======    =======    =======

(2) INVENTORIES at September 30, 1995 and December 31, 1994 were as follows:

    (In Thousands)


                                              Sept. 30,  Dec. 31,
                                                1995      1994
                                              --------   --------

     Raw Material                             $138,721   $126,730
     Work-in-process                            91,514     66,505
     Finished goods                            281,534    246,251
                                              --------   --------

                                              $511,769   $439,486
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

(Dollars in millions)

                 Three months ended   Nine months ended
                       Sept 30             Sept 30
                 ------------------   -----------------
Operating
Revenues             1995      1994      1995      1994
                 --------  --------   -------   -------
Domestic             $332      $302    $1,025    $  897

International         178       154       546       441
                     ----      ----    ------    ------
Total                $510      $456    $1,571    $1,338
                     ====      ====    ======    ======



              Three months ended Sept 30       Nine months ended Sept
30          -----------------------------       -----------------------

Operating        1995             1994            1995             1994
Income      Income  Margin   Income  Margin  Income  Margin   Income  Margin
            ------  ------   ------  ------  ------  ------   ------  ------

Domestic       $56   16.9 %     $50   16.6 %   $172   16.8 %    $143   15.9 %

International   25   14.0        21   13.6       76   13.9        52   11.8
               ---              ---            ----             ----

Total          $81   15.9       $71   15.6     $248   15.8      $195   14.6
               ===              ===            ====             ====



Domestic revenues, operating income and margins for the three-month period increased largely due to increased volume in residential construction markets along with continued gains in non-residential construction markets. Increased penetration in a soft domestic automotive market also contributed to the improved results. Although Miller slightly contributed to the increase in revenues, it moderated operating income and margin growth due to a seasonal slowdown in the welding markets. For the nine-month period, the improved performance in revenues was led by strong performances in non-residential construction and welding markets followed by modest gains in automotive businesses. Operating income and margins increased due to the increased volume in construction markets and continued improvement in the automotive businesses.

The improved results internationally for the three-month period were due to continued penetration gains in the European automotive markets. Growth was moderated during this period due to soft Australian and German construction markets. For the nine-month period, strong performances in European automotive markets largely contributed to the improved results followed by the European construction businesses.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment manufacture longer lead-time systems and related consumables for consumer and industrial packaging, industrial spray coating equipment and systems, and quality assurance application equipment and systems. The largest markets served by this segment are general industrial, food and beverage, and industrial capital goods.

(Dollars in millions)


                 Three months ended   Nine months ended
                      Sept 30              Sept 30
                 ------------------   -----------------
Operating
Revenues            1995       1994      1995      1994
                 -------    -------   -------   -------

Domestic            $300       $256    $  893    $  745

International        235        159       601       440
                    ----       ----    ------    ------
Total               $535       $415    $1,494    $1,185
                    ====       ====    ======    ======


             Three months ended Sept 30         Nine months ended Sept 30
            -------------------------------  -------------------------------

Operating        1995             1994            1995             1994
Income      Income   Margin  Income  Margin  Income  Margin  Income   Margin
            ------  -------  ------  ------  ------  ------  ------  -------
Domestic       $55   18.3 %     $39   15.2 %   $162  18.1 %    $116   15.6 %

International   30   12.8        16   10.1       70  11.6        38    8.6
               ---              ---            ----            ----
               $85   15.9       $55   13.3     $232  15.5      $154   13.0
Total          ===              ===            ====            ====



Continued demand for new products in industrial packaging and increased penetration in domestic beverage markets for the consumer packaging businesses led to the increase in domestic revenues and operating income for the three-month and nine-month periods. For the same time period, margins increased due to new product introductions and continuous cost reductions in industrial packaging.

International revenues and operating income for the three-month and nine-month periods increased due to the consumer and industrial packaging businesses. During the three-month period, new product introductions, acquisitions and continued cost reductions in industrial packaging businesses led in the margin increase along with consumer packaging, which benefitted from increased volume in the European beverage markets. Margins increased for the nine-month period due to new products in the industrial packaging and finishing systems businesses.

OPERATING EXPENSES

Operating costs as a percentage of revenues decreased to 65.6% in the first nine months of 1995 versus 66.7% in the first nine months of 1994. Selling, administrative, and research and development expenses were 18.1% of revenues in the first nine months of 1995 versus 18.8% in the first nine months of 1994. These ratios were lower because of cost reductions as a result of a Company-wide objective to reduce costs.

INTEREST EXPENSE

Interest expense increased slightly to $22.5 million in the first nine months of 1995 from $21.1 million in the first nine months of 1994, primarily due to increased foreign debt assumed from newly acquired companies.

OTHER INCOME (EXPENSE)

Other income (expense) increased to net other income of $1.2 million for the first nine months of 1995 from net other expense of $8.6 million in 1994. The increase in income is primarily due to an increase in interest income and income from investment properties, along with a gain on sale of equipment under a leverage lease.

NET INCOME

Net income of $281.3 million ($2.40 per share) in the first nine months of 1995 was 45.7% higher than the 1994 first nine months net income of $193.0 million ($1.70 per share). Foreign currency had no material impact on earnings in the first nine months of 1995 versus 1994.

FINANCIAL POSITION

Net working capital at September 30, 1995 and December 31, 1994 is summarized as follows:

(Dollars in Thousands)

                             Sept 30,     Dec. 31,     Increase
                               1995         1994      (Decrease)
                            ----------   ----------   ----------
Current Assets:
  Cash and equivalents      $  102,220   $   76,867     $ 25,353
  Trade receivables            729,634      612,638      116,996
  Inventories                  511,769      439,486       72,283
  Other                        151,558      133,942       17,616
                            ----------   ----------     --------
                            $1,495,181   $1,262,933     $232,248
                            ----------   ----------     --------

Current Liabilities:
  Short-term debt           $  147,443   $   67,002     $ 80,441
  Accounts payable and
    accrued expenses           606,219      491,779      114,440
  Other                         40,661       69,652      (28,991)
                            ----------   ----------     --------
                            $  794,323   $  628,433     $165,890
                            ----------   ----------     --------

Net Working Capital         $  700,858   $  634,500     $ 66,358
                            ==========   ==========     ========

Current Ratio                     1.88         2.01
                            ==========   ==========

The increase in trade receivables in the third quarter of 1995 was primarily due to acquisitions and stronger revenues in the third quarter of 1995 versus the fourth quarter of 1994. Current year acquisitions combined with overall business growth contributed to the increase in inventories from year-end 1994 to third quarter 1995. The increase in short-term debt was mainly due to additional commercial paper borrowings to fund 1995 acquisitions. Accounts payable and accrued expenses increased at September 30, 1995 versus year-end 1994 as a result of overall business growth and acquisitions.

Part II - Other Information




Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibit Index

     Exhibit No.      Description
     -----------      -----------
     3                By-laws of Illinois Tool Works Inc., as amended.

     10               Amendment to the Illinois Tool Works Inc.
                      Stock Incentive Plan, dated May 5, 1995.

     27               Financial Data Schedule.

(b)  Reports on Form 8-K

     A report on Form 8-K dated July 18, 1995 was filed during the period. The Form describes various acquisitions by Illinois Tool Works Inc.,
     (ITW) and presents unaudited pro forma information for ITW and the combined pooled companies.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  ILLINOIS TOOL WORKS INC.




Dated: November 6, 1995      By:  /s/  Michael W. Gregg
       ----------------           ----------------------------------------
                                  Michael W. Gregg, Senior Vice President
                                    and Controller, Accounting
                                    (Principal Accounting Officer)