Form 10-K
period 1995-12-31
ILLINOIS TOOL WORKS INC
filed 1996-03-29
CIK 49826

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              --------------------

                                   FORM 10-K

   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ---  ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995
                                       OR
  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

Commission  file number 1-4797


                            ILLINOIS TOOL WORKS INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                             36-1258310
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

3600 W. Lake Avenue, Glenview, Illinois                          60025-5811
(Address of Principal Executive Offices)                         (Zip Code)

     Registrant's telephone number, including area code:  (847) 724-7500

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
    Title of Each Class                                 Which Registered
    -------------------                             ------------------------
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

   Yes   X                  No
       -----                   -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1996, was approximately $6,000,000,000.

   Shares of Common Stock outstanding at March 5, 1996 - 122,395,312.

                              -------------------

                      Documents Incorporated by Reference

1995 Annual Report to Stockholders...............................Parts I, II, IV

Proxy Statement dated April 1, 1996, for Annual Meeting of
 Stockholders to be held on May 3, 1996.................................Part III

                                    PART I

ITEM 1. BUSINESS

General-
-------

  Illinois Tool Works Inc. (the "Company") was founded in 1912 and incorporated in 1915. The Company manufactures and markets a variety of products and systems that provide specific, problem-solving solutions for a diverse customer base worldwide. The Company has more than 300 operations in 34 countries. The Company's business units are divided into two segments: Engineered Components, and Industrial Systems and Consumables. Products in the Company's Engineered Components segment include short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; fastening tools and welding products. Industrial Systems and Consumables' products include longer lead-time systems and related consumables for consumer and industrial packaging; marking, labeling and identification systems; industrial spray coating equipment and systems; and quality assurance equipment and systems.

  In the first quarter of 1993, the Company acquired the Miller Group Ltd., a manufacturer of arc welding equipment, through an exchange of ITW voting Common Stock for all of the voting Common Stock of Miller. As a result, the acquisition has been accounted for as a pooling of interests in conformity with Generally Accepted Accounting Principles, specifically paragraphs 46 through 48 of Accounting Principles Board Opinion ("APB") No. 16. Accordingly, the results of operations have been included in the Statement of Income as of the beginning of 1993. The impact of Miller on consolidated operating revenues, net income and net income per share for 1993 and 1992 was not significant. Therefore, the 1992 financial statements have not been restated to reflect the acquisition of Miller.

  In early 1996, the Company acquired all of the common stock of Hobart Brothers Company ("Hobart") in exchange for shares of ITW voting common stock. The acquisition will be accounted for as a pooling of interests in accordance with APB No. 16. For the two months ended February 29, 1996, combined operating revenues for the Company and Hobart were $731,843,000 and combined net income was $60,511,000.

  During the five-year period ending December 31, 1995, the Company acquired and disposed of numerous operations, none of which individually had a material impact on consolidated results.

Current Year Developments-
-------------------------

Refer to pages 20 through 22, Management's Discussion and Analysis, in the Company's 1995 Annual Report to Stockholders.

Financial Information about Industry Segments-
---------------------------------------------

The percentage contributions to operating revenues for the last three years by industry segment are as follows:

                                                               Industrial
                                Engineered                     Systems and
                                Components                     Consumables
                                ----------                     -----------
1995                                51%                            49%
1994                                53%                            47%
1993                                52%                            48%

  Segment and geographic data are included on pages 20, 21 and 26 of the Company's 1995 Annual Report to Stockholders.

  The principal markets served by the Company's two segments are as follows:

                                                % of Operating Revenues
                                        --------------------------------------
                                                                   Industrial
                                        Engineered                Systems and
                                        Components                Consumables
                                        -----------               ------------
Construction                                36%                         7%
Automotive                                  29%                         9%
General Industrial                          16%                        28%
Food and Beverage                            1%                        21%
Industrial Capital Goods                     2%                        10%
Consumer Durables                            6%                         4%
Paper Products                              --                          9%
Electronics                                  6%                         3%
Other                                        4%                         9%
                                           ---                        ---
                                           100%                       100%
                                           ===                        ===

   Operating results of the segments are described on pages 20, 21 and 26 of the Company's 1995 Annual Report to Stockholders.

Backlog-

   Backlog generally is not considered a significant factor in the Company's businesses as relatively short delivery periods and rapid inventory turnover are characteristic of many of its products.

   The following summarizes backlog by industry segment as of December 31, 1995 and 1994:

                                                Backlog in
                                           Thousands of Dollars
                            -------------------------------------------------
                                                Industrial
                            Engineered          Systems and
                            Components          Consumables           Total
                            ----------          -----------          --------
1995                          $236,000             $213,000          $449,000
1994                          $199,000             $156,000          $355,000

  Backlog orders scheduled for shipment beyond calendar year 1996 were not material in either industry segment as of December 31, 1995.

   The following information is equally applicable to both industry segments of the business unless otherwise noted:

Competition-

  The Company's global competitive environment is complex because of the wide diversity of products the Company manufactures and the markets it serves. Depending on the product or market, the Company may compete with few other companies or with many firms, some of which may be the Company's own licensees.

  The Company is a leading producer of plastic and metal fastening components and assemblies; adhesives and fluids; packaging systems and related consumables; finishing and static control systems and products; quality measurement equipment; tooling for specialty applications; and arc welding equipment and related systems.

Raw Materials-

   The Company uses raw materials of various types, primarily metals and plastics that are available from numerous commercial sources. The availability of materials and energy has not resulted in any business interruptions or other major problems, nor are any such problems anticipated.

Research and Development-

   The Company's growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 27 of the Company's 1995 Annual Report to Stockholders.

  The Company owns approximately 1,664 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 395 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

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

Trademarks-
----------

  Many of the Company's products are sold under various trademarks owned or licensed by the Company. Among the most significant are: ITW, Signode, Apex, Buildex, Deltar, Devcon, DeVilbiss, Fastex, Hi-Cone, Hobart, Keps, Magnaflux, Miller, Minigrip, Newtec, Oxo, Paktron, Paslode, Powcon, Ramset, Ransburg, Red Head, Shakeproof, Teks, Tenax and Zip-Pak.

Environmental Protection-
------------------------

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

Employees-
---------

  The Company employed approximately 21,200 persons as of December 31, 1995 and considers its employee relations to be excellent.

International-
-------------

  The Company's international operations include subsidiaries, joint ventures and licensees in 34 countries on six continents. These operations serve such markets as automotive, food and beverage, construction, general industrial, industrial capital goods and others on a worldwide basis. The Company's international subsidiaries contributed approximately 38% and 36% of operating revenues in 1995 and 1994, respectively.

  Refer to pages 20 through 22 in the Company's 1995 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Executive Officers

Executive Officers of the Company as of March 5, 1996:

      Name                                  Office                          Age
      ----                                  ------                          ---
Thomas W. Buckman        Vice President, Patents and Technology              58

W. James Farrell         President and Chief Executive Officer               53

Russell M. Flaum         Executive Vice President                            45

Michael W. Gregg         Senior Vice President and Controller, Accounting    60

Stewart S. Hudnut        Senior Vice President, General Counsel and          56
                           Secretary

John Karpan              Senior Vice President, Human Resources              55

Jon C. Kinney            Senior Vice President and Controller, Operations    53

John D. Nichols          Chairman                                            65

Frank S. Ptak            Executive Vice President                            52

F. Ronald Seager         Executive Vice President                            55

Harold B. Smith          Chairman of the Executive Committee                 62

David B. Speer           Executive Vice President                            44

Donald L. VanErden       Vice President, Research and Advanced Development   60

Hugh J. Zentmeyer        Executive Vice President                            49

Except for Messrs. Hudnut, Kinney, Speer and Zentmeyer, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. The executive officers of the Company serve at the pleasure of the Board of Directors. Mr. Hudnut joined the Company in 1992 having previously served as Senior Vice President, General Counsel and Secretary of MBIA Inc., a financial guarantor, and Vice President, General Counsel and Secretary of Scovill Inc., a diversified manufacturer. Mr. Kinney joined the Company in 1973 and has served as Vice President and Controller, Operations, and Group Controller of the Company's automotive, construction, finishing systems and quality measurement groups. Mr. Speer joined the Company in 1978 and has held various sales, marketing and general management positions within the construction products group, most recently having served as Group Vice President of the worldwide construction products group. Mr. Zentmeyer joined the Company as part of Signode Corporation in 1968 and has most recently served as President of the specialty industrial packaging businesses.

ITEM 2.  PROPERTIES

As of December 31, 1995 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

                                                               FLOOR SPACE
                                          Number       (in millions of square feet)
                                            of         ----------------------------
                                        Properties     Owned      Leased      Total
                                        ----------     -----      ------      -----
Domestic --
   Engineered Components                     79         3.5        1.0         4.5
   Industrial Systems and Consumables        86         3.0        1.6         4.6
                                            ---        ----        ---        ----
                                            165         6.5        2.6         9.1
                                            ---        ----        ---        ----
International --
   Engineered Components                     65         1.5         .7         2.2
   Industrial Systems and Consumables        54         2.5         .9         3.4
                                            ---        ----        ---        ----
                                            119         4.0        1.6         5.6
                                            ---        ----        ---        ----

Corporate                                    20         1.7         .1         1.8
                                            ---        ----        ---        ----
                                            304        12.2        4.3        16.5
                                            ===        ====        ===        ====

The principal international plants are in Australia, Belgium, Canada, France, Germany, Ireland, Italy, Japan, Malaysia, Spain, Sweden, Switzerland and the United Kingdom.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  This information is incorporated by reference to page 37 of the Company's 1995 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

  This information is incorporated by reference to pages 38 and 39 of the Company's 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is incorporated by reference to pages 20 through 22 of the Company's 1995 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and report thereon of Arthur Andersen LLP dated January 29, 1996, as found on pages 23 through 37 of the Company's 1995 Annual Report to Stockholders, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Information regarding the Directors of the Company is incorporated by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

  Information regarding the Executive Officers of the Company can be found in
Part I of this Annual Report on Form 10-K on page 7.

ITEM 11.  EXECUTIVE COMPENSATION

  This information is incorporated by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to the information under the caption "Security Ownership" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

  The financial statements and report thereon of Arthur Andersen LLP dated January 29, 1996, as found on pages 23 through 37 of the Company's 1995 Annual Report to Stockholders, are incorporated by reference.

     (2) Financial Statement Schedule

  The following supplementary financial data should be read in conjunction with the financial statements and comments thereto as presented in the Company's 1995 Annual Report to Stockholders. Schedules not included with this supplementary financial data have been omitted because they are not applicable, immaterial or the required information is included in the financial statements or the related comments on financial statements.

                                Schedule    Page
                                  No.        No.
                                --------    ----
Valuation and Qualifying           II        13
 Accounts

  (b) Reports on Form 8-K

  No reports on Form 8-K have been filed during the three months ended December 31, 1995.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                  ON SCHEDULE


To Illinois Tool Works Inc.:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in Illinois Tool Works Inc.'s 1995 Annual Report to Stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 29, 1996

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 1996.


                            ILLINOIS TOOL WORKS INC.



                            By   /s/ W. James Farrell
                               ---------------------------------------
                               W. James Farrell
                               Director, President and
                               Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of March, 1996.

              Signatures                   Title
     ---------------------     ------------------------------

     /s/ MICHAEL W. GREGG      Senior Vice President
     --------------------      and Controller, Accounting
     Michael W. Gregg          (Principal Accounting
                               and Financial Officer)

     Julius W. Becton, Jr.     Director
     Silas S. Cathcart         Director
     Susan Crown               Director
     H. Richard Crowther       Director
     W. James Farrell          Director
     L. Richard Flury          Director
     Richard M. Jones          Director
     George D. Kennedy         Director
     Richard H. Leet           Director
     Robert C. McCormack       Director
     John D. Nichols           Director
     Phillip B. Rooney         Director
     Harold B. Smith           Director
     Ormand J. Wade            Director
     Calvin A. H. Waller       Director

                            By   /s/ W. James Farrell
                               ---------------------------------------
                               (W. James Farrell, as Attorney-in-Fact)

Original powers of attorney authorizing W. James Farrell to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

ILLINOIS TOOL WORKS INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

SCHEDULE II

                                                                                            Deductions
                                                                            -------------------------------------------
                                                                            Receivables
                                   Balance at   Provisions                  Written off,                          Balance
                                   Beginning    Charged to                    Net of                     (1)      at End
(In thousands)                     of Period      Income     Acquisitions   Recoveries   Dispositions   Other    of Period
                                   ----------   ----------   ------------   ----------   ------------   ------   ---------
Year Ended December 31, 1993:
 Allowances for uncollectible
  accounts                          $17,800       $8,233          740        $(7,496)         --        (1,277)    18,000

Year Ended December 31, 1994:
 Allowances for uncollectible
  accounts                           18,000        7,191        1,234         (6,983)       (131)          289     19,600

Year Ended December 31, 1995:
 Allowance for uncollectible
  accounts                           19,600        6,889        2,672         (5,763)       (414)          516     23,500


(1) Primarily represents effect of foreign currency translation.

                                 EXHIBIT INDEX

                           ANNUAL REPORT on FORM 10-K
                                      1995
Exhibit
Number                             Description
-------                            -----------
3(a) Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8 (Registration No. 33-53517) filed with the Securities and Exchange Commission on May 6, 1994 and incorporated herein by reference.

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

4(e) Officers' Certificate Pursuant to Sections 2.01 and 2.04 of the Indenture (Exhibit 4(a) as amended by Exhibit 4(c)) related to the 5-7/8% Notes due March 1, 2000, filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-4797) and incorporated herein by reference.

4(f) Form of 7-1/2% notes due December 1, 1998, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated December 2, 1991 and incorporated herein by reference.


4(g) Form of 5-7/8% Notes due March 1, 2000, filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-4797) and incorporated herein by reference.

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

10(b) Amendment to the Illinois Tool Works Inc. Stock Incentive Plan dated December 8, 1994 filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-4797) and incorporated herein by reference.

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

10(h) Phantom stock agreements between Illinois Tool Works Inc. and John D. Nichols dated January 1, 1986, October 17, 1986 and January 1, 1991, respectively, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File No. 1-
          4797) and incorporated herein by reference.

10(i) Amendment to the Phantom stock agreements between Illinois Tool Works Inc. and John D. Nichols, dated January 1, 1991 (see 10(h) above), filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4797) and incorporated herein by reference.

10(j) Directors' deferred fee plan, non-officer directors' restricted stock program, and non-officer directors' phantom stock plan, descriptions of which are under the caption "Directors' Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

10(k) Underwriting Agreement dated November 20, 1991, related to the 7-1/2% Notes due December 1, 1998, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 2, 1991 and incorporated herein by reference.

10(l) Underwriting Agreement dated February 23, 1993, related to the 5-7/8% Notes due March 1, 2000, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-4797) and incorporated herein by reference.

10(m) Illinois Tool Works Inc. 1993 Executive Contributory Retirement Income Plan, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (Commission File No. 1-4797) and incorporated herein by reference.


10(n) Amendment to the Illinois Tool Works Inc. 1993 Executive Contributory Retirement Income Plan dated December 5, 1994, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-4797) and incorporated herein by reference.

13 The Company's 1995 Annual Report to Stockholders, pages 20 - 39, filed as Exhibit 13 to the Company's Form 8-KA Current Report dated February 21, 1996, as amended March 25, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

21        Subsidiaries of the Company.

22 Information under the captions "Election of Directors," "Executive Compensation" and "Security Ownership" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

23        Consent of Arthur Andersen LLP.

24        Powers of Attorney.

27        Financial Data Schedule.