Form 10-K/A
period 1995-12-31
ILLINOIS TOOL WORKS INC
filed 1996-04-19
CIK 49826

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM _________ TO _________ .

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

              YES    X                              NO
                    ---                                  ---

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

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 5, 1996, WAS APPROXIMATELY $6,000,000,000.

  SHARES OF COMMON STOCK OUTSTANDING AT MARCH 5, 1996--122,395,312.

                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

1995 ANNUAL REPORT TO STOCKHOLDERS............................. PARTS I, II, IV
PROXY STATEMENT DATED APRIL 1, 1996, FOR ANNUAL MEETING OF
 STOCKHOLDERS TO BE HELD ON MAY 3, 1996........................ PART III

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 General--

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

 Current Year Developments--

  Refer to pages 20 through 22, Management's Discussion and Analysis, in the Company's 1995 Annual Report to Stockholders.

 Financial Information about Industry Segments--

  The percentage contributions to operating revenues for the last three years by industry segment are as follows:

                                                                     INDUSTRIAL
                                                          ENGINEERED SYSTEMS AND
                                                          COMPONENTS CONSUMABLES
                                                          ---------- -----------
      1995...............................................    51%         49%
      1994...............................................    53%         47%
      1993...............................................    52%         48%

  Segment and geographic data are included on pages 20, 21 and 26 of the Company's 1995 Annual Report to Stockholders.

  The principal markets served by the Company's two segments are as follows:

                                                                    %
                                                          OF OPERATING REVENUES
                                                          ----------------------
                                                                     INDUSTRIAL
                                                          ENGINEERED SYSTEMS AND
                                                          COMPONENTS CONSUMABLES
                                                          ---------- -----------
      Construction.......................................     36%          7%
      Automotive.........................................     29%          9%
      General Industrial.................................     16%         28%
      Food and Beverage..................................      1%         21%
      Industrial Capital Goods...........................      2%         10%
      Consumer Durables..................................      6%          4%
      Paper Products.....................................    --            9%
      Electronics........................................      6%          3%
      Other..............................................      4%          9%
                                                             ---         ---
                                                             100%        100%
                                                             ===         ===

  Operating results of the segments are described on pages 20, 21 and 26 of the Company's 1995 Annual Report to Stockholders.

 Backlog--

  Backlog generally is not considered a significant factor in the Company's businesses as relatively short delivery periods and rapid inventory turnover are characteristic of many of its products.

  The following summarizes backlog by industry segment as of December 31, 1995 and 1994:

                                                 BACKLOG IN THOUSANDS OF DOLLARS
                                                 -------------------------------
                                                            INDUSTRIAL
                                                 ENGINEERED SYSTEMS AND
                                                 COMPONENTS CONSUMABLES  TOTAL
                                                 ---------- ----------- --------
      1995......................................  $236,000   $213,000   $449,000
      1994......................................  $199,000   $156,000   $355,000

  Backlog orders scheduled for shipment beyond calendar year 1996 were not material in either industry segment as of December 31, 1995.

  The following information is equally applicable to both industry segments of the business unless otherwise noted:

 Competition--

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

 Raw Materials--

  The Company uses raw materials of various types, primarily metals and plastics that are available from numerous commercial sources. The availability of materials and energy has not resulted in any business interruptions or other major problems, nor are any such problems anticipated.

 Research and Development--

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

 Trademarks--

  Many of the Company's products are sold under various trademarks owned or licensed by the Company. Among the most significant are: ITW, Signode, Apex, Buildex, Deltar, Devcon, DeVilbiss, Fastex, Hi-Cone, Hobart, Keps, Magnaflux, Miller, Minigrip, Newtec, Oxo, Paktron, Paslode, Powcon, Ramset, Ransburg, Red Head, Shakeproof, Teks, Tenax and Zip-Pak.

 Environmental Protection--

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

 Employees--

  The Company employed approximately 21,200 persons as of December 31, 1995 and considers its employee relations to be excellent.

 International--

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

 Executive Officers--

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
   Stewart S. Hudnut   Senior Vice President, General Counsel and Secretary 56
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

ITEM 2. PROPERTIES

  As of December 31, 1995 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

                                                        FLOOR SPACE
                                                (IN MILLIONS OF SQUARE FEET)
                                    NUMBER OF  --------------------------------
                                    PROPERTIES   OWNED      LEASED      TOTAL
                                    ---------- ---------  ----------  ---------
Domestic--
  Engineered Components............     79            3.5        1.0         4.5
  Industrial Systems and
   Consumables.....................     86            3.0        1.6         4.6
                                       ---      ---------  ---------   ---------
                                       165            6.5        2.6         9.1
                                       ---      ---------  ---------   ---------

                                                          FLOOR SPACE
                                                  (IN MILLIONS OF SQUARE FEET)
                                      NUMBER OF  -------------------------------
                                      PROPERTIES   OWNED      LEASED     TOTAL
                                      ---------- ---------  ---------- ---------
International--
  Engineered Components..............     65           1.5         .7        2.2
  Industrial Systems and Consumables.     54           2.5         .9        3.4
                                         ---     ---------   --------  ---------
                                         119           4.0        1.6        5.6
                                         ---     ---------   --------  ---------
Corporate............................     20           1.7         .1        1.8
                                         ---     ---------   --------  ---------
                                         304          12.2        4.3       16.5
                                         ===     =========   ========  =========

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

  Information regarding the Executive Officers of the Company can be found in
Part I of this Annual Report on Form 10-K on page 5.

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

                                                                   SCHEDULE PAGE
                                                                     NO.    NO.
                                                                   -------- ----
      Valuation and Qualifying Accounts...........................    II     11

  (b) Reports on Form 8-K

  No reports on Form 8-K have been filed during the three months ended December 31, 1995.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Illinois Tool Works Inc.:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in Illinois Tool Works Inc.'s 1995 Annual Report to Stockholders, incorporated by reference in this Form 10-K/A, and have issued our report thereon dated January 29, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 29, 1996

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of April, 1996.

                                          ILLINOIS TOOL WORKS INC.

                                                 /s/ W. James Farrell
                                          By __________________________________
                                                     W. James Farrell
                                                  Director, President and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 19th day of April, 1996.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


         /s/ Michael W. Gregg               Senior Vice President and Controller,
___________________________________________   Accounting (Principal Accounting
             Michael W. Gregg                 and Financial Officer)

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

                                                   /s/ W. James Farrell
                                          By___________________________________
                                              (W. James Farrell, as Attorney-
                                                         in-Fact)

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

                            ILLINOIS TOOL WORKS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

                                  SCHEDULE II

                                                                           DEDUCTIONS
                                                            -----------------------------------------
                                                            RECEIVABLES                       BALANCE
                         BALANCE AT PROVISIONS              WRITTEN OFF,                      AT END
                         BEGINNING  CHARGED TO                 NET OF                  (1)      OF
                         OF PERIOD    INCOME   ACQUISITIONS  RECOVERIES  DISPOSITIONS OTHER   PERIOD
                         ---------- ---------- ------------ ------------ ------------ ------  -------
                                                       (IN THOUSANDS)
Year Ended December 31,
 1993:
 Allowances for
  uncollectible
  accounts.............   $17,800     $8,233        740       $(7,496)        --      (1,277) 18,000
Year Ended December 31,
 1994:
 Allowances for
  uncollectible
  accounts.............    18,000      7,191      1,234        (6,983)       (131)       289  19,600
Year Ended December 31,
 1995:
 Allowance for
  uncollectible
  accounts.............    19,600      6,889      2,672        (5,763)       (414)       516  23,500

- --------
(1) Primarily represents effect of foreign currency translation.

                                 EXHIBIT INDEX

                           ANNUAL REPORT ON FORM 10-K
                                      1995

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3(a)  Restated Certificate of Incorporation of Illinois Tool Works Inc., as
         amended, filed as Exhibit 4(a) to the Company's Registration Statement
         on Form S-8 (Registration No. 33-53517) filed with the Securities and
         Exchange Commission on May 6, 1994 and incorporated herein by reference.
   3(b)  By-laws of Illinois Tool Works Inc., as amended.
   4(a)  Indenture, dated as of November 1, 1986, between Illinois Tool Works
         Inc. and The First National Bank of Chicago, as Trustee, filed as
         Exhibit 4 to the Company's Registration Statement on Form
         S-3 (Registration Statement No. 33-5780) filed with the Securities and
         Exchange Commission on May 14, 1986 and incorporated herein by reference.
   4(b)  Resignation of Trustee and Appointment of Successor under Indenture
         (Exhibit 4(a)), filed as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission
         File No. 1-4797) and incorporated herein by reference.
   4(c)  First Supplemental Indenture, dated as of May 1, 1990 between Illinois
         Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company's Post-Effective Amendment No. 1 to
         Registration Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and
         incorporated herein by reference.
   4(d)  Credit agreement, dated as of August 14, 1992, among the Company, the
         Banks listed therein and the First National Bank of Chicago, as agent, filed as Exhibit 4(d) to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1992 (Commission File No. 1-4797)
         and incorporated herein by reference.
   4(e)  Officers' Certificate Pursuant to Sections 2.01 and 2.04 of the
         Indenture (Exhibit 4(a) as amended by Exhibit 4(c)) related to the 5
         7/8% Notes due March 1, 2000, filed as Exhibit 4(e) to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1992
         (Commission File No.
         1-4797) and incorporated herein by reference.
   4(f)  Form of 7 1/2% notes due December 1, 1998, filed as Exhibit 4 to the
         Company's Current Report on Form 8-K dated December 2, 1991 and incorporated herein by reference.
   4(g)  Form of 5 7/8% Notes due March 1, 2000, filed as Exhibit 4(f) to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1992 (Commission File No. 1-4797) and incorporated herein by reference.
   4(h)  Amendment I to the Credit Agreement dated August 14, 1992 (Exhibit
         4(d)), filed as Exhibit 4(a) to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended March 31, 1993 (Commission File
         No. 1-4797) and incorporated herein by reference.
  10(a)  Illinois Tool Works Inc. Stock Incentive Plan and amendments thereto filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1988 (Commission File No. 1-4797)
         and incorporated herein by reference.
  10(b)  Amendment to the Illinois Tool Works Inc. Stock Incentive Plan dated
         December 8, 1994 filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission
         File No. 1-4797) and incorporated herein by reference.
  10(c)  Contracts between Illinois Tool Works Inc. and John D. Nichols filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10(d)  Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income
         Plan adopted December 13, 1982, filed as Exhibit 10(c) to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
  10(e)  Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income
         Plan adopted December 1985, filed as Exhibit 10(d) to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1990
         (Commission File No. 1-4797) and incorporated herein by reference.
  10(f)  Illinois Tool Works Inc. Executive Incentive Program adopted August 1,
         1979 and amendments thereto, filed as Exhibit 10(e) to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1991
         (Commission File No. 1-4797) and incorporated herein by reference.
  10(g)  Supplemental Plan for Employees of Illinois Tool Works Inc., effective
         January 1, 1989, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission
         File No. 1-4797) and incorporated herein by reference.
  10(h)  Phantom stock agreements between Illinois Tool Works Inc. and John D.
         Nichols dated January 1, 1986, October 17, 1986 and January 1, 1991, respectively, filed as Exhibit 10(g) to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1991 (Commission File No. 1-
         4797) and incorporated herein by reference.
  10(i)  Amendment to the Phantom stock agreements between Illinois Tool Works
         Inc. and John D. Nichols, dated January 1, 1991 (see 10(h) above), filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1992 (Commission File No. 1-4797) and incorporated herein by reference.
  10(j)  Directors' deferred fee plan, non-officer directors' restricted stock program, and non-officer directors' phantom stock plan, descriptions of which are under the caption "Directors' Compensation" in the
         Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.
  10(k)  Underwriting Agreement dated November 20, 1991, related to the 7 1/2%
         Notes due December 1, 1998, filed as Exhibit 1 to the Company's
         Current Report on Form 8-K dated December 2, 1991 and incorporated herein by reference.
  10(l)  Underwriting Agreement dated February 23, 1993, related to the 5 7/8%
         Notes due March 1, 2000, filed as Exhibit 10(j) to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1992
         (Commission File No. 1-4797) and incorporated herein by reference.
  10(m)  Illinois Tool Works Inc. 1993 Executive Contributory Retirement Income
         Plan, filed as Exhibit 10(a) to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended March 31, 1993 (Commission File
         No. 1-4797) and incorporated herein by reference.
  10(n)  Amendment to the Illinois Tool Works Inc. 1993 Executive Contributory
         Retirement Income Plan dated December 5, 1994, filed as Exhibit 10(n)
         to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1994 (Commission File No. 1-4797) and incorporated herein by reference.
  13     The Company's 1995 Annual Report to Stockholders, pages 20-39.
  21     Subsidiaries of the Company.
  22     Information under the captions "Election of Directors," "Executive
         Compensation" and "Security Ownership" in the Company's Proxy
         Statement for the 1996 Annual Meeting of Stockholders.
  23     Consent of Arthur Andersen LLP.
  24     Powers of Attorney.
  27     Financial Data Schedule.