Form 10-Q
period 1996-03-31
ILLINOIS TOOL WORKS INC
filed 1996-05-15
CIK 49826

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

    (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended              March 31, 1996
                                   --------------------------------------

                                  OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ________________


    Commission file number           1-4797


                         ILLINOIS TOOL WORKS INC.
- - --------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                    Delaware                              36-1258310
- - -------------------------------------------------- -----------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

         3600 West Lake Avenue, Glenview, IL              60025-5811
- - -------------------------------------------------- -----------------------
      (Address of principal executive offices)            (Zip Code)

    (Registrant's telephone number, including area code)  (847) 724-7500
                                                         -----------------
    Former address:
- - --------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
    days.  Yes   X  .  No      .
              -----       ----

    The number of shares of registrant's common stock, without par value, outstanding at April 30, 1996: 122,445,873.

    Part I - Financial Information


    Item 1








                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

                            FINANCIAL STATEMENTS


    The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and comments on financial statements included in the Company's Annual Report on Form 10-K/A. Certain reclassifications of prior years' data have been made to conform with current year reporting.

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF INCOME
                                (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                              Three Months Ended
                                   March 31
                               1996       1995

Operating Revenues          $1,136,922  $938,545
  Cost of revenues             755,539   618,668
  Selling, administrative,
    and research and develop-
    ment expenses              211,071   185,321
  Amortization of goodwill
    and other intangible
    assets                       7,132     6,133
  Amortization of retiree
    health care                  1,742     1,742
                            ----------  --------
Operating Income               161,438   126,681
  Interest expense              (6,801)   (6,155)
  Other income                   2,118       505
                            ----------  --------
Income Before Income Taxes     156,755   121,031
  Income taxes                  58,000    46,000
                            ----------  --------
Net Income                  $   98,755  $ 75,031
                            ==========  ========

Per share of common stock:

  Net Income                     $ .81     $ .66
                                 =====     =====
  Cash dividends:

     Paid                        $ .17     $ .15
                                 =====     =====

     Declared                    $ .17     $ .15
                                 =====     =====

Average number of shares of
  common stock outstanding
  during the period            122,370   114,032
                               =======   =======

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                              (UNAUDITED)
(In Thousands)

ASSETS                           March 31, 1996      December 31, 1995

Current Assets:
  Cash and equivalents               $  118,662             $  116,600
  Trade receivables                     801,643                741,327
  Inventories                           536,237                518,964
  Deferred income taxes                  93,744                 80,005
  Prepaid expenses and other
    current assets                       80,628                 75,594
                                     ----------             ----------
      Total current assets            1,630,914              1,532,490
                                     ----------             ----------
Plant and Equipment:
  Land                                   61,317                 60,486
  Buildings and improvements            398,128                375,352
  Machinery and equipment             1,176,825              1,076,950
  Equipment leased to others             75,456                 75,175
  Construction in progress               40,356                 32,621
                                     ----------             ----------
                                      1,752,082              1,620,584
  Accumulated depreciation           (1,015,503)              (925,643)
                                     ----------             ----------
    Net plant and equipment             736,579                694,941
                                     ----------             ----------
Investments                             477,851                504,820
Goodwill                                535,222                518,747
Deferred Income Taxes                   180,557                118,913
Other Assets                            247,259                221,407
                                     ----------             ----------
                                     $3,808,382             $3,591,318
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  121,129             $  176,188
  Accounts payable                      241,051                221,497
  Accrued expenses                      453,208                391,702
  Cash dividends payable                 21,269                 20,100
  Income taxes payable                   75,230                 41,445
                                     ----------             ----------
    Total current liabilities           911,887                850,932
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        611,545                615,557
  Other                                 247,175                200,592
                                     ----------             ----------
    Total non-current liabilities       858,720                816,149
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                          245,994                239,688
  Income reinvested in the business   1,784,385              1,673,320
  Common stock held in treasury          (1,841)                (1,866)
  Cumulative translation adjustment       9,237                 13,095
                                     ----------             ----------
      Total stockholders' equity      2,037,775              1,924,237
                                     ----------             ----------

                                     $3,808,382             $3,591,318
                                     ==========             ==========

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                        STATEMENT OF CASH FLOWS
                             (UNAUDITED)

(In Thousands)                                         Three Months Ended
                                                             March 31
                                                         1996      1995

Cash Provided by (Used for) Operating Activities:
  Net income                                           $ 98,755  $ 75,031
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      43,750    38,400
      Change in deferred income taxes                      (510)     (896)
      Provision for uncollectible accounts                1,722     1,798
      (Gain)loss on sale of plant and equipment          (1,202)      982
      Income from investments                            (9,143)   (6,610)
      Gain on sale of operations and affiliates          (3,753)     (120)
      Other non-cash items, net                             205    12,830
                                                       --------  --------
        Cash provided by operating activities           129,824   121,415
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                                (8,926)  (25,478)
        Inventories                                      (1,004)  (21,480)
        Prepaid expenses and other assets               (26,936)   (7,201)
      Increase (decrease) in--
        Accounts payable                                 (3,629)   (3,115)
        Accrued expenses                                  8,074     1,286
        Income taxes payable                             31,339    13,346
        Other, net                                          545      (124)
                                                       --------  --------
        Net cash provided by operating activities       129,287    78,649
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates  (22,216)   (5,892)
  Additions to plant and equipment                      (39,969)  (35,715)
  Purchase of investments                                  (294)      (45)
  Proceeds from investments                              30,496     8,725
  Proceeds from sale of plant and equipment              16,235     2,333
  Proceeds from sale of operations and affiliates         7,718     1,344
  Other, net                                              1,797     6,237
                                                       --------  --------
        Net cash used for investing activities           (6,233)  (23,013)
                                                       --------  --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (19,641)  (17,094)
  Issuance of common stock                                2,056     2,730
  Repayments of short-term debt                         (56,355)   (1,239)
  Proceeds from long-term debt                            8,853        --
  Repayments of long-term debt                          (57,780)     (456)
                                                       --------  --------
        Net cash used for financing activities         (122,867)  (16,059)
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents   1,875     2,268
                                                       --------  --------
Cash and Equivalents:
  Increase during the period                              2,062    41,845
  Beginning of period                                   116,600    76,867
                                                       --------  --------
  End of period                                        $118,662  $118,712
                                                       ========  ========
Cash Paid During the Period for Interest               $  1,798  $  5,538
                                                       ========  ========

Cash Paid During the Period for Income Taxes           $ 16,329  $ 32,383
                                                       ========  ========

Liabilities Assumed from Acquisitions                  $118,896  $  3,200
                                                       ========  ========

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     COMMENTS ON FINANCIAL STATEMENTS
                               (UNAUDITED)



(1) INVENTORIES at March 31, 1996 and December 31, 1995 were as follows:

    (In Thousands)


                                              March 31,  Dec. 31,
                                                1996       1995


     Raw material                             $145,179   $140,302
     Work-in-process                            87,327     84,981
     Finished goods                            303,731    293,681
                                              --------   --------
                                              $536,237   $518,964
                                              ========   ========

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT

Businesses in this segment manufacture short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; fastening tools; and welding products. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in Thousands)

                 Three months ended
                      March 31
Operating
Revenues             1996      1995

Domestic         $412,542  $328,916

International     212,424   170,813
                 --------  --------

Total            $624,966  $499,729
                 ========  ========

                   Three months ended March 31

Operating           1996             1995
Income            Income Margin     Income Margin

Domestic         $61,197  14.8 %   $53,025  16.1 %

International     23,552  11.1      16,964   9.9
                 -------           -------

Total            $84,749  13.6     $69,989  14.0
                 =======           =======

Domestic revenues increased compared with last year primarily due to the Hobart acquisition (approximately $60.6 million), as well as higher sales in the fluid and polymer operations. Despite the decline in U.S. car builds for the quarter, the automotive businesses contributed to the increase in revenues as a result of increased penetration in the automotive markets. The construction businesses also added to the revenue growth due to new products as well as continued strength in the U.S. construction markets. Although the automotive, fluid and polymer and construction businesses showed both increased operating income and margins, Hobart's lower margins more than offset the margin growth in those businesses.

Internationally, revenues and operating income increased mainly due to acquisitions, primarily related to the European automotive businesses. A nonrecurring goodwill write-off of $3.7 million in the first quarter of 1995 also contributed to the higher 1996 operating income, and was the primary factor for the higher margin in 1996. This margin increase was partially offset by lower margins in the French and German automotive businesses as a result of soft demand. Revenues, operating income and margins declined in the European and Australian construction businesses which moderated revenue and operating income growth.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment manufacture longer lead-time systems and related consumables for consumer and industrial packaging; marking, labeling and identification systems; industrial spray coating equipment and systems; and quality assurance equipment and systems. The largest markets served by this segment are general industrial, food and beverage, and industrial capital goods.

(Dollars in Thousands)

                 Three months ended
                       March 31
Operating
Revenues             1996      1995

Domestic         $300,399  $269,298

International     197,652   160,058
                 --------  --------

Total            $498,051  $429,356
                 ========  ========


                 Three months ended March 31

Operating            1996           1995
Income           Income Margin   Income  Margin

Domestic        $54,985  18.3 % $43,715   16.2 %

International    15,352   7.8     6,423    4.0
                -------         -------

Total           $70,337  14.1   $50,138   11.7
                =======         =======

Domestic revenues increased due largely to acquisitions in the consumer packaging and finishing systems businesses. Operating income and margins increased due to new products and lower raw material costs in the Signode packaging businesses and increased revenues in the specialty industrial packaging businesses as a result of improved demand in the domestic packaging markets.

International revenues increased primarily due to acquisitions in the specialty industrial packaging businesses which also contributed to the operating income growth. The European finishing systems businesses also contributed to the revenue growth as they continued to gain market share with new products. Excluding the impact of acquisitions, the Signode packaging businesses moderated revenue growth as a result of soft demand in the European steel, construction and appliance markets. The majority of the 1996 increase in operating income and margins was due to 1995 nonrecurring costs of $7.6 million, which is primarily related to a write-off of goodwill.

LEASING AND INVESTMENTS SEGMENT

The Company has historically had strong cash flows from its manufacturing operations. Although most of this cash has been reinvested in the manufacturing businesses, some of the excess cash has been used to make financial investments. These investments primarily include leveraged and direct financing leases of equipment, mortgage-related investments, investments in properties and property developments, and low-income housing investments.

In 1996, due to the increased significance of these investments, the Company's leasing and investments business began reporting as a separate segment. Accordingly, certain reclassifications of amounts in the 1995 statement of income have been made. For the Leasing and Investments segment, operating revenues and operating income for the year ended December 31, 1995 were $25.9 million and $18.8 million, respectively, and identifiable assets at December 31, 1995 were $604.5 million.

(Dollars in Thousands)

                 Three months ended
                       March 31

                     1996      1995
Operating
revenues          $13,905    $9,460
                  =======    ======

Operating
income            $ 6,352    $6,554
                  =======    ======

Margin               45.7%     69.3%

In 1996, operating revenues increased primarily due to the commercial mortgage transaction entered into at year-end 1995 (see Financial Position section for discussion). Operating income decreased slightly due to a 1995 nonrecurring gain on the sale of equipment under leveraged lease of $4.0 million, mostly offset by income in 1996 related to commercial mortgages.

OPERATING EXPENSES

Cost of revenues as a percentage of revenues increased to 66.5% in the first three months of 1996 versus 65.9% in the first three months of 1995, mainly due to lower gross margins for acquired companies. Selling, administrative, and research and development expenses decreased to 18.6% of revenues in the first three months of 1996 versus 19.7% in the first three months of 1995, primarily due to higher 1995 nonrecurring costs of approximately $11.0 million.

INTEREST EXPENSE

Interest expense increased slightly to $6.8 million in the first three months of 1996 from $6.2 million in the first three months of 1995, primarily due to debt assumed in the Hobart acquisition and increased commercial paper borrowings.

OTHER INCOME

Other income increased to $2.1 million for the first three months of 1996 from $.5 million in 1995. This increase is primarily due to higher gains on the sale of operations and the sale of plant and equipment partially offset by debt prepayment costs in 1996 and higher 1996 currency translation losses.

NET INCOME

Net income of $98.8 million ($0.81 per share) in the first three months of 1996 was 31.6% higher than the 1995 first quarter net income of $75.0 million ($0.66 per share). Foreign currency fluctuations had no material impact on revenues or earnings in the first quarter of 1996 versus 1995.

FINANCIAL POSITION

Net working capital at March 31, 1996 and December 31, 1995 is summarized as follows:

(Dollars in Thousands)

                             March 31,    Dec. 31,     Increase/
                               1996         1995      (Decrease)

Current Assets:
  Cash and equivalents      $  118,662   $  116,600     $  2,062
  Trade receivables            801,643      741,327       60,316
  Inventories                  536,237      518,964       17,273
  Other                        174,372      155,599       18,773
                            ----------   ----------     --------
                            $1,630,914   $1,532,490     $ 98,424
                            ----------   ----------     --------

Current Liabilities:
  Short-term debt           $  121,129   $  176,188     $(55,059)
  Accounts payable and
    accrued expenses           694,259      613,199       81,060
  Other                         96,499       61,545       34,954
                            ----------   ----------     --------
                            $  911,887   $  850,932     $ 60,955
                            ----------   ----------     --------

Net Working Capital         $  719,027   $  681,558     $ 37,469
                            ==========   ==========     ========

Current Ratio                     1.79         1.80
                                  ====         ====


The increase in trade receivables in the first quarter of 1996 was primarily due to first quarter 1996 acquisitions. The decrease in short-term debt was due to a reduction in commercial paper borrowings during the first quarter of 1996. Accounts payable and accrued expenses increased at March 31, 1996 versus year-end 1995 as a result of overall business growth and 1996 acquisitions.

In the first quarter of 1996, long-term debt of $53.3 million assumed in the Hobart acquisition was repaid.

In December 1995, the Company acquired a pool of mortgage-related assets in exchange for a nonrecourse note payable of $256,000,000, preferred stock of a subsidiary of $20,000,000 and cash of $80,000,000. The mortgage-related assets relate to commercial real estate located throughout the U.S. and include 26 subperforming, variable rate, balloon loans and five foreclosed properties. In conjunction with this transaction, the Company simultaneously entered into a ten-year swap agreement and other related agreements whereby the Company will pay a third party the portion of the interest and net operating cash flow from the mortgage-related assets in excess of $9,000,000 per year and a portion (currently estimated to be $197,000,000) of the proceeds from the disposition of the mortgage-related assets and principal repayments, in exchange for the third party making payments to the Company equal to the contractual principal and interest payments on the nonrecourse note payable. In addition, in the event that the pool of mortgage-related assets does not generate income of $9,000,000 a year, the Company has a collateral right against the cash flow generated by a separate pool of mortgage-related assets (owned by a third party in which the Company has a minimal interest) which currently has a fair value of approximately $679,000,000. The Company entered into the swap and other related agreements in order to reduce its credit and interest rate risks relative to the mortgage-related assets.

The Company expects to recover its net investment in the mortgage-related assets and net swap receivable of $100,000,000 (net of the related nonrecourse note payable) through its expected net cash flow of $9,000,000 per year for ten years and its estimated share of the proceeds from disposition of the mortgage-related assets and principal repayments of $118,000,000. The Company believes that because the swap counterparty is Aaa-rated and that significant collateral secures the net annual cash flow of $9,000,000, its risk of not recovering that portion of its $100,000,000 net investment has been significantly mitigated. The Company currently believes that the disposition proceeds will be sufficient to recover the remainder of its net investment. However, there can be no assurances that all of the net investment will be recovered.

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibit Index

     Exhibit No.      Description
         27           Financial Data Schedule


(b)  Reports on Form 8-K

    The following reports on Form 8-K have been filed during the period:

    (1)  Form 8-K Current Report dated February 21, 1996 which included
         Item 5, Item 7 and selected pages of the 1995 Annual Report to Stockholders.

    (2) Form 8-K/A Current Report (Amendment No. 1) dated March 25, 1996 which included Item 5, Item 7 and amended selected pages of the 1995 Annual Report to Stockholders.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated:  May 15, 1996         By:   /s/  Michael W. Gregg
                                  ---------------------------------------
                                  Michael W. Gregg, Senior Vice President
                                    and Controller, Accounting
                                    (Principal Accounting Officer)