Form 10-Q
period 1996-06-30
ILLINOIS TOOL WORKS INC
filed 1996-08-14
CIK 49826

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1996
                               ________________________________________________

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               _____________________    ________________________

Commission file number              1-4797
                       _____________________________

                             ILLINOIS TOOL WORKS INC.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                Delaware                            36-1258310
_______________________________________________________________________________
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     3600 West Lake Avenue, Glenview, IL              60025-5811
_______________________________________________________________________________
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)       (847) 724-7500
                                                     __________________________

Former address:
________________________________________________________________________________
     (Former  name,  former  address and former  fiscal year,  if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ___    ___

The number of shares of registrant's common stock, without par value, outstanding at July 31, 1996: 123,785,225.

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

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF INCOME
                                (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                              Three Months Ended       Six Months Ended
                                    June 30                 June 30
                            ----------------------  ----------------------
                               1996        1995        1996        1995
                            ----------  ----------  ----------  ----------


Operating Revenues          $1,324,800  $1,095,658  $2,461,722  $2,034,203
  Cost of revenues             871,156     707,104   1,626,695   1,325,772
  Selling, administrative,
    and research and develop-
    ment expenses              229,429     204,819     440,500     390,140
  Amortization of goodwill
    and other intangible
    assets                       7,481       6,023      14,613      12,156
  Amortization of retiree
    health care                  1,742       1,742       3,484       3,484
                            ----------  ----------  ----------  ----------
Operating Income               214,992     175,970     376,430     302,651
  Interest expense              (8,075)     (7,839)    (14,876)    (13,993)
  Other income                      58       3,217       2,176       3,721
                            ----------  ----------  ----------  ----------
Income Before Income Taxes     206,975     171,348     363,730     292,379
  Income taxes                  76,600      65,100     134,600     111,100
                            ----------  ----------  ----------  ----------
Net Income                  $  130,375  $  106,248  $  229,130  $  181,279
                            ==========  ==========  ==========  ==========


Per Share of Common Stock:

  Net income                     $1.05       $ .91       $1.85       $1.55
                                 =====       =====       =====       =====

  Cash dividends:

     Paid                        $ .17       $ .15       $ .34       $ .30
                                 =====       =====       =====       =====

     Declared                    $ .17       $ .15       $ .34       $ .30
                                 =====       =====       =====       =====


Average number of shares of
  common stock outstanding
  during the period            123,764     117,214     123,726     117,147
                               =======     =======     =======     =======

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                              (UNAUDITED)
(In Thousands)

ASSETS                            June 30, 1996      December 31, 1995
- ------                            -------------      -----------------

Current Assets:
  Cash and equivalents               $  137,199             $  116,600
  Trade receivables                     852,573                741,327
  Inventories                           548,360                518,964
  Deferred income taxes                 100,802                 80,005
  Prepaid expenses and other
    current assets                       87,412                 75,594
                                     ----------             ----------
    Total current assets              1,726,346              1,532,490
                                     ----------             ----------
Plant and Equipment:
  Land                                   61,445                 60,486
  Buildings and improvements            403,105                375,352
  Machinery and equipment             1,200,508              1,076,950
  Equipment leased to others             90,768                 75,175
  Construction in progress               45,679                 32,621
                                     ----------             ----------
                                      1,801,505              1,620,584
  Accumulated depreciation           (1,053,407)              (925,643)
                                     ----------             ----------
    Net plant and equipment             748,098                694,941
                                     ----------             ----------

Investments                             486,639                504,820
Goodwill                                556,090                518,747
Deferred Income Taxes                   176,379                118,913
Other Assets                            325,318                221,407
                                     ----------             ----------

                                     $4,018,870             $3,591,318
                                     ==========             ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
  Short-term debt                    $  203,218             $  176,188
  Accounts payable                      232,629                221,497
  Accrued expenses                      506,354                391,702
  Cash dividends payable                 21,043                 20,100
  Income taxes payable                   28,376                 41,445
                                     ----------             ----------
    Total current liabilities           991,620                850,932
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        616,815                615,557
  Other                                 242,440                200,592
                                     ----------             ----------
    Total non-current liabilities       859,255                816,149
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                          267,861                239,688
  Income reinvested in the business   1,895,343              1,673,320
  Common stock held in treasury          (1,841)                (1,866)
  Cumulative translation adjustment       6,632                 13,095
                                     ----------             ----------
      Total stockholders' equity      2,167,995              1,924,237
                                     ----------             ----------

                                     $4,018,870             $3,591,318
                                     ==========             ==========

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                        STATEMENT OF CASH FLOWS
                             (UNAUDITED)

(In Thousands)                                          Six Months Ended
                                                             June 30
                                                         1996      1995

Cash Provided by (Used for) Operating Activities:
  Net income                                           $229,130  $181,279
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      90,820    78,864
      Change in deferred income taxes                       (23)   (3,269)
      Provision for uncollectible accounts                3,444     3,596
      (Gain)loss on sale of plant and equipment          (1,171)     (328)
      Income from investment properties                 (27,079)  (10,988)
      Gain on sale of operations and affiliates          (4,856)     (502)
      Other non-cash items, net                             552    12,717
                                                       --------  --------
        Cash provided by operating activities           290,817   261,369
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (44,836)  (51,055)
        Inventories                                      14,157   (36,885)
        Prepaid expenses and other assets               (35,693)    1,035
      Increase (decrease) in--
        Accounts payable                                (25,312)   (4,302)
        Accrued expenses                                 44,208    11,714
        Income taxes payable                            (16,286)  (27,369)
      Other, net                                         (1,195)    8,551
                                                       --------  --------
        Net cash provided by operating activities       225,860   163,058
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates  (85,340) (131,902)
  Additions to plant and equipment                      (79,487)  (73,025)
  Purchase of investments                                (4,647)   (2,791)
  Proceeds from investments                              39,283    13,074
  Proceeds from sale of plant and equipment              17,242     6,033
  Proceeds from sale of operations and affiliates        12,913     1,736
  Other, net                                             (8,536)   (5,678)
                                                       --------  --------
        Net cash used for investing activities         (108,572) (192,553)
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (40,910)  (34,211)
  Issuance of common stock                                2,688     4,402
  Net proceeds from short-term debt                      18,803    57,983
  Proceeds from long-term debt                            8,875        85
  Repayments of long-term debt                          (86,970)   (1,690)
  Other, net                                              2,885    (5,039)
                                                       --------  --------
        Net cash (used for) provided by
         financing activities                           (94,629)   21,530
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents  (2,060)    5,022
                                                       --------  --------
Cash and Equivalents:
  Increase (decrease)during the period                   20,599    (2,943)
  Beginning of period                                   116,600    76,867
                                                       --------  --------
  End of period                                        $137,199  $ 73,924
                                                       ========  ========

Cash Paid During the Period for Interest               $ 18,521  $ 13,968
                                                       ========  ========

Cash Paid During the Period for Income Taxes           $139,526  $132,927
                                                       ========  ========

Liabilities Assumed from Acquisitions                  $203,459  $112,634
                                                       ========  ========

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     COMMENTS ON FINANCIAL STATEMENTS
                               (UNAUDITED)



(1) INVENTORIES at June 30, 1996 and December 31, 1995 were as follows:

    (In Thousands)


                                              June 30,   Dec. 31,
                                                1996       1995
                                              --------   --------

     Raw material                             $155,531   $140,302
     Work-in-process                            82,429     84,981
     Finished goods                            310,400    293,681
                                              --------   --------

                                              $548,360   $518,964
                                              ========   ========


(2) LONG-TERM DEBT

    In May 1996,  the Company  amended its existing  revolving  credit  facility
    (RCF) to increase the maximum available borrowings to $350,000,000 and extend the commitment termination date to May 30, 2001. The amended RCF provides for borrowings under a number of options and may be reduced or canceled at any time at the Company's option. There were no amounts outstanding under this facility at June 30, 1996.

    The amended RCF contains financial covenants establishing a maximum total debt to capitalization percentage and a minimum consolidated net worth. The Company was in compliance with these covenants at June 30, 1996.

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT

Businesses in this segment manufacture short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; fastening tools; and welding products. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in Thousands)

                 Three months ended       Six months ended
                       June 30                 June 30
                 ------------------    ----------------------
Operating
Revenues           1996      1995         1996        1995
- ---------        --------  --------    ----------  ----------

Domestic         $522,039  $364,074    $  934,581  $  692,990

International     234,535   197,412       446,959     368,225
                 --------  --------    ----------  ----------

Total            $756,574  $561,486    $1,381,540  $1,061,215
                 ========  ========    ==========  ==========


               Three months ended June 30          Six months ended June 30
             -------------------------------   --------------------------------

Operating           1996             1995            1996             1995
Income         Income Margin   Income Margin     Income Margin    Income Margin
             -------- ------  ------- ------   -------- ------  -------- ------

Domestic     $ 79,792  15.3%  $59,274  16.3%   $140,989  15.1%  $112,299  16.2%

International  34,447  14.7    29,899  15.1      57,999  13.0     46,863  12.7
             --------         -------          --------         --------

Total        $114,239  15.1   $89,173  15.9    $198,988  14.4   $159,162  15.0
             ========         =======          ========         ========


Acquisitions largely contributed to domestic revenue growth, along with increased penetration in the automotive markets by the automotive businesses and new product introductions in the construction businesses for both the three month and six month periods. Operating income for the three month period increased primarily due to higher revenues without a corresponding increase in costs in the automotive and construction businesses, while acquisitions also contributed to the operating income growth for the six month period. Margins declined in both the three month and six month periods due to lower margins at acquired businesses (primarily Hobart Brothers and Medalist Industries), partially offset in the year-to-date period by margin increases in the automotive and construction businesses.

For the three month and six month periods, international revenues and operating income increased primarily due to acquisitions in the European automotive businesses. For the three month period, margins were lower due to soft demand in the construction businesses and price decreases in the French automotive markets. A nonrecurring goodwill write-off of $3.7 million in the first quarter of 1995 contributed to the 1996 year-to-date operating income growth and margin increase.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment manufacture longer lead-time systems and related consumables for consumer and industrial packaging; marking, labeling and identification systems; industrial spray coating equipment and systems; and quality assurance equipment and systems. The largest markets served by this segment are general industrial, food and beverage and industrial capital goods.

(Dollars in Thousands)

                 Three months ended       Six months ended
                       June 30                 June 30
                 ------------------    ----------------------
Operating
Revenues           1996      1995         1996        1995
- ---------        --------  --------    ---------   ----------

Domestic         $332,844  $323,396    $  633,243  $  592,694

International     221,158   205,831       418,810     365,889
                 --------  --------    ----------  ----------

Total            $554,002  $529,227    $1,052,053  $  958,583
                 ========  ========    ==========  ==========


                Three months ended June 30         Six months ended June 30
              -------------------------------   -------------------------------

Operating            1996             1995            1996             1995
Income          Income Margin   Income Margin     Income Margin   Income Margin
              -------- ------  ------- ------   -------- ------  ------- ------

Domestic      $68,637   20.6%  $57,782  17.9%   $123,622  19.5%  $101,497 17.1%

International  24,933   11.3    24,785  12.0      40,285   9.6     31,208  8.5
              --------         -------          --------         --------

Total         $93,570   16.9   $82,567  15.6    $163,907  15.6   $132,705 13.8
              ========         =======          ========         ========


Domestic revenues increased for the three month period primarily due to higher sales in the quality measurement businesses. For the six month period, domestic revenues increased primarily due to acquisitions in the consumer packaging and finishing systems businesses as well as revenue growth in the Specialty Industrial Packaging and Quality Measurement Group. For both the three month and six month periods, operating income and margins increased due to new products and lower raw material costs in the Signode packaging businesses, increased revenues in the specialty industrial packaging businesses as a result of improved demand in the domestic packaging markets, and lower operating costs in the quality measurement businesses.

International revenues and operating income in the three month and six month periods increased primarily due to acquisitions in the specialty industrial packaging businesses and to a lesser degree the Signode packaging operations. The European finishing systems businesses also contributed to the growth as they continued to introduce new products. For the second quarter of
1996, operating income was flat and margins declined as a result of restructuring costs and a continuing soft demand in the European steel, construction and appliance markets served by the European specialty industrial packaging businesses. The above margin declines were partially offset by improved margins for the Signode packaging, consumer packaging and finishing systems operations. For the six month period, the majority of the 1996 increase in operating income and margins was due to 1995 nonrecurring costs of $9.6 million, which primarily related to a write-off of goodwill.

LEASING AND INVESTMENTS SEGMENT

The Company has historically had strong cash flows from its manufacturing operations. Although most of this cash has been reinvested in the manufacturing businesses, both through investments in capital equipment and through acquisitions, some of the excess cash has been used to make financial investments. These investments primarily include leveraged and direct financing leases of equipment, mortgage-related investments, investments in properties and property developments, and low-income housing investments.

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

(Dollars in Thousands)

                 Three months ended      Six months ended
                       June 30                June 30
                 ------------------     ------------------

                     1996      1995        1996       1995
                  -------    ------     -------    -------
Operating
revenues          $14,224    $4,945     $28,129    $14,405
                  =======    ======     =======    =======

Operating
income            $ 7,183    $4,231     $13,535    $10,785
                  =======    ======     =======    =======

Margin              50.5%     85.6%       48.1%      74.9%

For the three month and six month periods, revenues and operating income increased primarily due to the commercial mortgage transaction entered into at year-end 1995 (see Financial Position section for discussion). Year-to-date operating income in 1995 included a nonrecurring gain on the sale of equipment under leveraged lease of $4.0 million. Margins declined for both the second quarter and the first half of 1996 from the comparable periods in 1995 as a result of lower margins for the commercial mortgage transaction versus the transactions in the prior year. The 1996 year-to-date margins are more indicative of the segment's performance.


OPERATING EXPENSES

Cost of revenues as a percentage of revenues increased to 66.1% in the first half of 1996 versus 65.2% in the first six months of 1995, mainly due to lower gross margins for acquired companies. Selling, administrative and research and development expenses decreased to 17.9% of revenues in the first half of 1996 versus 19.2% in the first half of 1995, primarily due to higher 1995 nonrecurring costs of approximately $14.0 million.

INTEREST EXPENSE

Interest expense increased slightly to $14.9 million in the first half of 1996 from $14.0 million in the first half of 1995, primarily due to debt assumed in acquisitions and increased commercial paper borrowings.

OTHER INCOME

Other income decreased to $2.2 million for the first half of 1996 from $3.7 million in 1995. This decrease is primarily due to debt prepayment costs related to acquired companies in 1996 and higher 1996 currency translation losses, partially offset by higher gains on the sale of operations and the sale of plant and equipment.

NET INCOME

Net income of $229.1 million ($1.85 per share) in the first half of 1996 was 26.4% higher than the 1995 first half net income of $181.3 million ($1.55 per share). Foreign currency fluctuations had no material impact on revenues or earnings in the first half of 1996 versus 1995.

FINANCIAL POSITION

Net working capital at June 30, 1996 and December 31, 1995 is summarized as follows:

(Dollars in Thousands)

                              June 30,    Dec. 31,     Increase/
                               1996         1995      (Decrease)
                            ----------   ----------   ----------
Current Assets:
  Cash and equivalents      $  137,199   $  116,600     $ 20,599
  Trade receivables            852,573      741,327      111,246
  Inventories                  548,360      518,964       29,396
  Other                        188,214      155,599       32,615
                            ----------   ----------     --------
                            $1,726,346   $1,532,490     $193,856
                            ----------   ----------     --------


Current Liabilities:
  Short-term debt           $  203,218   $  176,188     $ 27,030
  Accounts payable and
    accrued expenses           738,983      613,199      125,784
  Other                         49,419       61,545      (12,126)
                            ----------   ----------     --------
                            $  991,620   $  850,932     $140,688
                            ----------   ----------     --------

Net Working Capital         $  734,726   $  681,558     $ 53,168
                            ==========   ==========     ========

Current Ratio                     1.74         1.80
                            ==========   ==========


The increase in trade receivables in the first half of 1996 was primarily due to 1996 acquisitions and higher revenues in the second quarter of 1996 versus the fourth quarter of 1995. Accounts payable and accrued expenses increased at June 30, 1996 versus year-end 1995 as a result of overall business growth and 1996 acquisitions.

In the first half of 1996, long-term debt of $80.7 million assumed in acquisitions was repaid.

In December 1995, the Company acquired a pool of mortgage-related assets in exchange for a nonrecourse note payable of $256,000,000, preferred stock of a subsidiary of $20,000,000 and cash of $80,000,000. The mortgage-related assets relate to commercial real estate located throughout the U.S. and include 26 subperforming, variable rate, balloon loans and five foreclosed properties. In conjunction with this transaction, the Company simultaneously entered into a ten-year swap agreement and other related agreements whereby the Company will pay a third party the portion of the interest and net operating cash flow from the mortgage-related assets in excess of $9,000,000 per year and a portion (estimated to be $197,000,000 at December 31, 1995) of the proceeds from the disposition of the mortgage-related assets and principal repayments, in exchange for the third party making payments to the Company equal to the contractual principal and interest payments on the nonrecourse note payable. In addition, in the event that the pool of mortgage-related assets does not generate income of $9,000,000 a year, the Company has a collateral right against the cash flow generated by a separate pool of mortgage-related assets (owned by a third party in which the Company has a minimal interest) which has a fair value of approximately $749,000,000 at June 30, 1996. The Company entered into the swap and other related agreements in order to reduce its credit and interest rate risks relative to the mortgage-related assets.

The Company expects to recover its net investment in the mortgage-related assets and net swap receivable of $100,000,000 (net of the related nonrecourse note payable) through its expected net cash flow of $9,000,000 per year for ten years and its estimated share of the proceeds from disposition of the mortgage-related assets and principal repayments of $118,000,000. The Company believes that because the swap counter party is Aaa-rated and that significant collateral secures the net annual cash flow of $9,000,000, its risk of not recovering that portion of its $100,000,000 net investment has been significantly mitigated. The Company currently believes that the disposition proceeds will be sufficient to recover the remainder of its net investment. However, there can be no assurances that all of the net investment will be recovered.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 3, 1996. Approval was granted for certain provisions of the Company's Executive Incentive Plan, by a vote of 101,201,491 shares in favor (with 5,439,267 votes against, 1,081,995 votes withheld, and 306,893 non-votes). In addition, approval was granted for the Company's 1996 Stock Incentive Plan by a vote of 102,036,538 shares in favor (with 5,226,863 votes against, 755,914 votes withheld, and 10,331 non-votes).

The following members were elected to the Company's Board of Directors to hold office for the ensuing year:


Nominees               In favor            Withheld
- -----------------      -----------         --------
J. W. Becton, Jr.      107,904,759         124,887
S. Crown               107,922,067         107,579
H. R. Crowther         107,932,967          96,679
W. J. Farrell          107,929,821          99,825
L. R. Flury            107,929,707          99,939
R. M. Jones            107,907,824         121,822
G. D. Kennedy          107,904,215         125,431
R. H. Leet             107,910,947         118,699
R. C. McCormack        107,933,588          96,058
P. B. Rooney           107,933,230          96,416
H. B. Smith            107,933,345          96,301
O. J. Wade             107,931,425          98,221
C. A. H. Waller        107,924,534         105,112

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit Index

     (1) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any instrument with respect to the new amended revolving credit facility as the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of the amended instrument to the Securities and Exchange Commission upon request.


     (2)     Exhibit No.      Description

               10(a)          Illinois Tool Works Inc. Executive Incentive Plan


               10(b)          Illinois Tool Works Inc. 1996 Stock Incentive
                              Plan


               10(c) Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan


               10(d) Amendment to the Illinois Tool Works Inc. 1993 Executive Contributory Retirement Income Plan


               10(e) Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors


               27             Financial Data Schedule



(b)  Reports on Form 8-K

     Form 8-K/A Current Report (Amendment No. 2) dated April 30, 1996 which included Item 5, Item 7 and amended selected pages of the 1995 Annual Report to Stockholders was filed during the period.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.





Dated: August 13, 1996         By:   /s/  Michael W. Gregg
                                  _____________________________________________
                                  Michael W. Gregg, Senior Vice President and
                                    Controller, Accounting
                                    (Principal Accounting Officer)