Form 10-Q
period 1996-09-30
ILLINOIS TOOL WORKS INC
filed 1996-11-14
CIK 49826

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

    (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended              September 30, 1996
                                  --------------------------------------------
                                  OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   -------------------  -----------------------

    Commission file number           1-4797
                          ----------------------------

                              ILLINOIS TOOL WORKS INC.
    ___________________________________________________________________________
           (Exact name of registrant as specified in its charter)

                    Delaware                              36-1258310
    ---------------------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

         3600 West Lake Avenue, Glenview, IL              60025-5811
    ---------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

    (Registrant's telephone number, including area code)     (847) 724-7500
                                                        -----------------------
    Former address:
    ---------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
    days.  Yes   X  .  No      .
              ------   --------

    The number of shares of registrant's common stock, without par value, outstanding at October 31, 1996: 123,854,150.

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

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF INCOME
                                (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                              Three Months Ended      Nine Months Ended
                                 September 30            September 30
                            ----------------------  ----------------------
                               1996       1995         1996       1995
                            ----------  ----------  ----------  ----------

Operating Revenues          $1,238,261  $1,050,123  $3,699,983  $3,084,326
  Cost of revenues             817,658     690,594   2,444,353   2,016,366
  Selling, administrative,
    and research and develop-
    ment expenses              212,525     183,577     653,025     573,716
  Amortization of goodwill
    and other intangible
    assets                       7,605       6,086      22,218      18,242
  Amortization of retiree
    health care                  1,742       1,742       5,226       5,226
                            ----------  ----------  ----------  ----------
Operating Income               198,731     168,124     575,161     470,776
  Interest expense              (5,375)     (8,190)    (20,251)    (22,183)
  Other income                   1,686       1,332       3,862       5,052
                            ----------  ----------  ----------  ----------
Income Before Income Taxes     195,042     161,266     558,772     453,645
  Income taxes                  72,200      61,250     206,800     172,350
                            ----------  ----------  ----------  ----------
Net Income                  $  122,842  $  100,016  $  351,972  $  281,295
                            ==========  ==========  ==========  ==========

Per share of common stock:

  Net Income                     $ .99       $ .85       $2.84       $2.40
                                 =====       =====       =====       =====

  Cash dividends:

     Paid                        $ .17       $ .15       $ .51       $ .45
                                 =====       =====       =====       =====

     Declared                    $ .19       $ .17       $ .53       $ .47
                                 =====       =====       =====       =====

Average number of shares of
  common stock outstanding
  during the period            123,805     117,508     123,752     117,396
                               =======     =======     =======     =======

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                              (UNAUDITED)
(In Thousands)

ASSETS                       September 30, 1996      December 31, 1995
                             ------------------      -----------------

Current Assets:
  Cash and equivalents               $  162,727             $  116,600
  Trade receivables                     837,337                741,327
  Inventories                           541,060                518,964
  Deferred income taxes                 121,511                 80,005
  Prepaid expenses and other
    current assets                       84,548                 75,594
                                     ----------             ----------
      Total current assets            1,747,183              1,532,490
                                     ----------             ----------
Plant and Equipment:
  Land                                   61,494                 60,486
  Buildings and improvements            416,697                375,352
  Machinery and equipment             1,219,321              1,076,950
  Equipment leased to others             92,603                 75,175
  Construction in progress               54,602                 32,621
                                     ----------             ----------
                                      1,844,717              1,620,584
  Accumulated depreciation           (1,080,755)              (925,643)
                                     ----------             ----------
    Net plant and equipment             763,962                694,941

Investments                             482,669                504,820
Goodwill                                609,060                518,747
Deferred Income Taxes                   160,595                118,913
Other Assets                            293,135                221,407
                                     ----------             ----------
                                     $4,056,604             $3,591,318
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  137,419             $  176,188
  Accounts payable                      243,686                221,497
  Accrued expenses                      508,740                391,702
  Cash dividends payable                 23,075                 20,100
  Income taxes payable                   26,706                 41,445
                                     ----------             ----------
    Total current liabilities           939,626                850,932
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        597,630                615,557
  Other                                 240,654                200,592
                                     ----------             ----------
    Total non-current liabilities       838,284                816,149
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                          269,208                239,688
  Income reinvested in the business   1,994,657              1,673,320
  Common stock held in treasury          (1,841)                (1,866)
  Cumulative translation adjustment      16,670                 13,095
                                     ----------             ----------
      Total stockholders' equity      2,278,694              1,924,237
                                     ----------             ----------

                                     $4,056,604             $3,591,318
                                     ==========             ==========

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                        STATEMENT OF CASH FLOWS
                             (UNAUDITED)

(In Thousands)                                          Nine Months Ended
                                                          September 30
                                                       ------------------
                                                         1996      1995
                                                       --------  --------

Cash Provided by (Used for) Operating Activities:
  Net income                                           $351,972  $281,295
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     135,230   112,736
      Change in deferred income taxes                    (5,226)  (12,122)
      Provision for uncollectible accounts                5,166     5,393
      (Gain)loss on sale of plant and equipment            (573)      156
      Income from investments                           (40,701)  (14,957)
      Gain on sale of operations and affiliates          (5,587)     (496)
      Other non-cash items, net                            (600)   11,605
                                                       --------  --------
        Cash provided by operating activities           439,681   383,610
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (20,227)  (40,167)
        Inventories                                      32,534   (30,096)
        Prepaid expenses and other assets               (39,197)    7,940
      Increase (decrease) in--
        Accounts payable                                (18,596)  (24,973)
        Accrued expenses                                 48,727    21,982
        Income taxes payable                            (18,823)  (33,608)
      Other, net                                          1,958     4,536
                                                       --------  --------
        Net cash provided by operating activities       426,057   289,224
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates (101,146) (146,598)
  Additions to plant and equipment                     (117,391) (106,760)
  Purchase of investments                               (10,855)  (44,328)
  Proceeds from investments                              46,253    20,685
  Proceeds from sale of plant and equipment              20,662     9,978
  Proceeds from sale of operations and affiliates        13,922     2,254
  Other, net                                             (8,021)    1,907
                                                       --------  --------
        Net cash used for investing activities         (156,576) (262,862)
                                                       --------  --------

Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (61,953)  (51,799)
  Issuance of common stock                                4,035     6,453
  Net (repayments)proceeds from short-term debt         (74,700)   47,936
  Proceeds from long-term debt                            8,891       105
  Repayments of long-term debt                         (100,980)   (1,361)
  Other, net                                              2,767    (5,846)
                                                       --------  --------
        Net cash used for financing activities         (221,940)   (4,512)
                                                       --------  --------

Effect of Exchange Rate Changes on Cash and Equivalents  (1,414)    3,503
                                                       --------  --------

Cash and Equivalents:
  Increase during the period                             46,127    25,353
  Beginning of period                                   116,600    76,867
                                                       --------  --------
  End of period                                        $162,727  $102,220
                                                       ========  ========

Cash Paid During the Period for Interest               $ 33,090  $ 21,783
                                                       ========  ========

Cash Paid During the Period for Income Taxes           $208,689  $213,693
                                                       ========  ========

Liabilities Assumed from Acquisitions                  $233,881  $144,546
                                                       ========  ========

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     COMMENTS ON FINANCIAL STATEMENTS
                               (UNAUDITED)



(1) INVENTORIES at September 30, 1996 and December 31, 1995 were as follows:

    (In Thousands)


                                              Sept. 30,   Dec. 31,
                                                 1996       1995
                                              ---------   --------


     Raw material                              $164,702   $140,302
     Work-in-process                             79,299     84,981
     Finished goods                             297,059    293,681
                                               --------   --------

                                               $541,060   $518,964
                                               ========   ========



(2) LONG-TERM DEBT

    In May 1996, the Company amended its existing revolving credit facility
    (RCF) to increase the maximum available borrowings to $350,000,000 and to extend the commitment termination date to May 30, 2001. The amended
    RCF provides for borrowings under a number of options and may be reduced or canceled at any time at the Company's option. There were no amounts outstanding under this facility at September 30, 1996.

    The amended RCF contains financial covenants establishing a maximum total debt to capitalization percentage and a minimum consolidated net worth. The Company was in compliance with these covenants at September 30, 1996.

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT

Businesses in this segment manufacture short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; fastening tools; and welding products. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in Thousands)

                 Three months ended      Nine months ended
                    September 30            September 30
                 ------------------    ----------------------
Operating
Revenues            1996      1995         1996        1995
---------        --------  --------    ----------  ----------

Domestic         $459,938  $331,983    $1,394,519  $1,024,973

International     207,381   178,061       654,340     546,286
                 --------  --------    ----------  ----------

Total            $667,319  $510,044    $2,048,859  $1,571,259
                 ========  ========    ==========  ==========


            Three months ended September 30    Nine months ended September 30
            ---------------------------------  --------------------------------
Operating          1996             1995             1996             1995
Income        Income   Margin  Income  Margin   Income  Margin  Income   Margin
-------------------------------------------------------------------------------

Domestic      $ 74,828  16.3%  $55,355  16.7%   $215,817  15.5%  $167,654 16.4%

International   21,070  10.2    25,783  14.5      79,069  12.1    72,646  13.3
              --------         -------          --------        --------

Total         $ 95,898  14.4   $81,138  15.9    $294,886  14.4  $240,300  15.3
              ========         =======          ========        ========


For both the three month and nine month periods, acquisitions (primarily Hobart Brothers and Medalist Industries) largely contributed to domestic revenue growth, along with increased penetration in the automotive markets by the automotive businesses and new product introductions in the construction businesses. Operating income for the three month period increased primarily due to higher revenues without a corresponding increase in costs in the automotive and industrial components businesses, while acquisitions also contributed to the operating income growth for the nine month period. Margins declined in both the three month and nine month periods as a result of lower margins at acquired businesses, partially offset in the year-to-date period by margin increases in the automotive and construction businesses.

International revenues increased primarily due to acquisitions in the European automotive businesses for both the three month and nine month periods. Operating income and margins decreased in the three month period primarily due to nonrecurring costs of $4.5 million in the European construction businesses. For the year-to-date period, margins were lower due to soft demand in the European and Australian construction businesses and the German automotive market and price decreases in the French automotive markets. A nonrecurring goodwill write-off of $3.7 million in the first quarter of 1995 contributed to the 1996 year-to-date operating income increase.

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

(Dollars in Thousands)

                 Three months ended      Nine months ended
                    September 30            September 30
                 ------------------    ----------------------
Operating
Revenues            1996      1995        1996         1995
                 --------  --------    ----------  ----------

Domestic         $319,272  $300,206    $  952,515  $  892,900

International     228,956   234,884       647,766     600,773
                 --------  --------    ----------  ----------

Total            $548,228  $535,090    $1,600,281  $1,493,673
                 ========  ========    ==========  ==========


               Three months ended September 30   Nine months ended September 30
Operating           1996             1995            1996             1995
Income        Income   Margin  Income  Margin   Income  Margin  Income  Margin
-------------------------------------------------------------------------------

Domestic      $ 67,450  21.1%  $55,150  18.4%   $191,072  20.1% $156,647  17.5%

International   29,375  12.8    28,450  12.1      69,660  10.8    59,658   9.9
              --------         -------          --------        --------

Total         $ 96,825  17.7   $83,600  15.6    $260,732  16.3  $216,305  14.5
              ========         =======          ========        ========


For the three month period, domestic revenues slightly increased primarily due to acquisitions in the consumer and specialty packaging groups and improved de-mand in the Signode packaging and finishing systems businesses. For the nine month period, domestic revenues increased primarily due to acquisitions in the consumer and specialty packaging businesses as well as continuing strong demand for specialty industrial packaging and quality measurement products. Operating income and margins increased in the third quarter primarily due to lower raw material costs for the Signode and consumer packaging operations. Year-to-date operating income and margins grew as a result of increased revenues in the specialty industrial packaging businesses and lower operating costs in the quality measurement and Signode packaging businesses.

International revenues for the three month period decreased primarily due to the negative impact of foreign currency translation as a result of the stronger U.S. dollar. The revenue growth in the third quarter for the Signode and specialty industrial packaging businesses, due primarily to acquisitions, was offset by revenue declines in the finishing systems and the existing Signode packaging businesses. Acquisitions in the specialty industrial packaging businesses and the Signode packaging operations contributed to the majority of the revenue growth in the year-to-date period. Operating income and margins increased for the third quarter largely due to improved results in the specialty industrial packaging businesses. For the nine month period, the majority of the increase in operating income and margins was due to lower nonrecurring costs of $6.1 million in 1996.

LEASING AND INVESTMENTS SEGMENT

The Company has historically had strong cash flows from its manufacturing operations. Although most of this cash has been reinvested in the manufactur-ing businesses, both through investments in capital equipment and through acquisitions, some of the excess cash has traditionally been used to make fi-nancial investments. These investments primarily include leveraged and direct financing leases of equipment, mortgage-related investments, investments in properties and property developments, and affordable housing investments.

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

(Dollars in Thousands)

                 Three months ended     Nine months ended
                    September 30           September 30
                 ------------------     ------------------
                     1996      1995         1996      1995
                 --------  --------     --------  --------

Operating
revenues          $22,714    $4,989      $50,843   $19,394
                  =======    ======      =======   =======

Operating
income            $ 6,008    $3,386      $19,543   $14,171
                  =======    ======      =======   =======

Margin               26.5%    67.9%        38.4%     73.1%

For the three month and nine month periods, revenues and operating income increased primarily due to the commercial mortgage transaction entered into at year-end 1995 (see Financial Position section for discussion). Year-to-date operating income in 1995 included a nonrecurring gain on the sale of equipment under leveraged lease of $4.0 million. Margins declined for both the third quarter and the nine month period ended September 30, 1996 from the comparable periods in 1995 as a result of lower margins for the commercial mortgage transaction versus the transactions in the prior year. The 1996 year-to-date margins are more indicative of the segment's performance.

OPERATING EXPENSES

Cost of revenues as a percentage of revenues increased to 66.1% in the first nine months of 1996 versus 65.4% in the first nine months of 1995, mainly due to lower gross margins for acquired companies. Selling, administrative and research and development expenses decreased to 17.6% of revenues in the first nine months of 1996 versus 18.6% in the nine month period ended September 30, 1995, due in part to higher 1995 nonrecurring costs of approximately $9.4 million.

INTEREST EXPENSE

Interest expense decreased slightly to $20.3 million in the first nine months of 1996 from $22.2 million in the same period of 1995, primarily due to a lower amount of debt outstanding attributed to the Company's manufacturing operations. Interest cost of $18.4 million attributed to the leasing and investment business has been classified as cost of revenues.

OTHER INCOME

Other income decreased to $3.9 million for the first nine months of 1996 from $5.1 million in 1995. This decrease is primarily due to debt prepayment costs related to acquired companies in 1996 and higher 1996 currency translation losses, partially offset by higher gains on the sale of operations and the sale of plant and equipment.

NET INCOME

Net income of $352.0 million ($2.84 per share) in the first nine months of 1996 was 25.1% higher than the 1995 net income for the same period of $281.3 million ($2.40 per share). Foreign currency fluctuations had no material impact on consolidated revenues or earnings in the first nine months of 1996 versus 1995.

FINANCIAL POSITION

Net working capital at September 30, 1996 and December 31, 1995 is summarized as follows:

(Dollars in Thousands)

                             Sept. 30,    Dec. 31,     Increase/
                               1996         1995      (Decrease)
                            ----------   ----------   ----------

Current Assets:
  Cash and equivalents      $  162,727   $  116,600     $ 46,127
  Trade receivables            837,337      741,327       96,010
  Inventories                  541,060      518,964       22,096
  Other                        206,059      155,599       50,460
                            ----------   ----------     --------
                            $1,747,183   $1,532,490     $214,693
                            ----------   ----------     --------


Current Liabilities:
  Short-term debt           $  137,419   $  176,188     $(38,769)
  Accounts payable and
    accrued expenses           752,426      613,199      139,227
  Other                         49,781       61,545      (11,764)
                            ----------   ----------     --------
                            $  939,626   $  850,932     $ 88,694
                            ----------   ----------     --------

Net Working Capital         $  807,557   $  681,558     $125,999
                            ==========   ==========     ========

Current Ratio                     1.86         1.80
                           ===========   ==========

The increase in trade receivables in the first nine months of 1996 was primarily due to 1996 acquisitions and higher revenues in the third quarter of 1996 versus the fourth quarter of 1995. Short-term debt decreased in the first nine months of 1996 as a result of cash flow generated from operations. Accounts payable and accrued expenses increased at September 30, 1996 versus year-end 1995 as a result of overall business growth and 1996 acquisitions.

In the first nine months of 1996, long-term debt of $92.0 million assumed in acquisitions was repaid.

In December 1995, the Company acquired a pool of mortgage-related assets in exchange for a nonrecourse note payable of $256,000,000, preferred stock of a subsidiary of $20,000,000 and cash of $80,000,000. The mortgage-related assets relate to commercial real estate located throughout the U.S. and include 26 subperforming, variable rate, balloon loans and five foreclosed properties. In conjunction with this transaction, the Company simultaneously entered into a ten-year swap agreement and other related agreements whereby the Company will pay a third party the portion of the interest and net operating cash flow from the mortgage-related assets in excess of $9,000,000 per year and a portion of the proceeds from the disposition of the mortgage-related assets and principal repayments, in exchange for the third party making payments to the Company equal to the contractual principal and interest payments on the nonrecourse note payable. In addition, in the event that the pool of mortgage-related assets does not generate income of $9,000,000 a year, the Company has a collateral right against the cash flow generated by a separate pool of mortgage-related assets (owned by a third party in which the Company has a minimal interest) which has a fair value of approximately $726,000,000 at September 30, 1996.
The Company entered into the swap and other related agreements in order to reduce its credit and interest rate risks relative to the mortgage-related assets.

The Company expects to recover its net investment in the mortgage-related assets and net swap receivable of $100,000,000 (net of the related nonrecourse note payable) through its expected net cash flow of $9,000,000 per year for ten years and its estimated share of the proceeds from disposition of the mortgage-related assets and principal repayments of an additional $114,000,000.
The Company believes that because the swap counter party is Aaa-rated and that significant collateral secures the net annual cash flow of $9,000,000, its risk of not recovering that portion of its $100,000,000 net investment has been significantly mitigated. The Company currently believes that the disposition proceeds will be sufficient to recover the remainder of its net investment. However, there can be no assurances that all of the net investment will be recovered.

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit Index

     (1)     Exhibit No.      Description
                 27           Financial Data Schedule



(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated: November 14, 1996       By:  /s/  Michael W. Gregg
      ------------------          ---------------------------------------
                                  Michael W. Gregg, Senior Vice President
                                    and Controller, Accounting
                                    (Principal Accounting Officer)