Form 10-K
period 1996-12-31
ILLINOIS TOOL WORKS INC
filed 1997-03-27
CIK 49826

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM             TO
                                                ------------    ------------

                         Commission file number 1-4797
                            ILLINOIS TOOL WORKS INC.
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                      36-1258310
      (State or Other Jurisdiction of       (I.R.S. Employer
      Incorporation or Organization)       Identification No.)

  3600 W. LAKE AVENUE, GLENVIEW, ILLINOIS      60025-5811
      (Address of Principal Executive          (Zip Code)
                 Offices)

       Registrant's telephone number, including area code: (847) 724-7500

          Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------  -----------------------------------------
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

                            Yes  X           No
                                ----             ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1997, was approximately $8,000,000,000.

     Shares of Common Stock outstanding at March 11, 1997 -- 124,531,549.
                                ---------------
                      DOCUMENTS INCORPORATED BY REFERENCE

1996 Annual Report to Stockholders...............................Parts I, II, IV
Proxy Statement dated March 25, 1997, for Annual Meeting
  of Stockholders to be held on May 9, 1997.............................Part III
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Illinois Tool Works Inc. (the "Company") was founded in 1912 and incorporated in 1915. The Company manufactures and markets a variety of products and systems that provide specific, problem-solving solutions for a diverse customer base worldwide. The Company has more than 365 operations in 34 countries. The Company's business units are divided into three segments:
Engineered Components, Industrial Systems and Consumables, and Leasing and Investments. Products in the Company's Engineered Components segment include short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; fastening tools; and welding products. Industrial Systems and Consumables' products include longer lead-time systems and related consumables for consumer and industrial packaging; marking, labeling and identification systems; industrial spray coating equipment and systems; and quality assurance equipment and systems. Leasing and Investments' activities consist of making opportunistic investments that optimally utilize the Company's cash flow and provide high returns.

     In the first quarter of 1993, the Company acquired the Miller Group Ltd.("Miller"), a manufacturer of arc welding equipment, through an exchange of ITW voting Common Stock for all of the voting Common Stock of Miller. In early 1996, the Company acquired all of the voting stock of Hobart Brothers Company ("Hobart"), a manufacturer of welding products, in exchange for shares of ITW voting common stock. As a result, the Miller and Hobart acquisitions have been accounted for as poolings of interests in conformity with Generally Accepted Accounting Principles, specifically paragraphs 46 through 48 of Accounting Principles Board Opinion ("APB") No. 16. The impact of Miller and Hobart on consolidated operating revenues, net income and net income per share was not significant. Therefore, the 1992 and 1995 financial statements have not been restated to reflect the acquisitions of Miller and Hobart, respectively. The results of operations for Miller and Hobart have been included in the Statement of Income as of the beginning of 1993 and 1996, respectively.

     In late 1996, the Company acquired all of the outstanding common stock of Azon Limited ("Azon"), an Australian manufacturer of strapping and other industrial products. The acquisition has been accounted for as a purchase, and accordingly, the acquired net assets have been recorded at their estimated fair values at the date of acquisition. The results of operations have been included in the Statement of Income from the acquisition date, except for the Azon businesses which are expected to be sold, which have not been consolidated. Based on the assumption that the Azon acquisition had occurred on January 1, 1996 or January 1, 1995, the Company's pro forma operating revenues, net income and net income per share would not have been significantly different.

     During the five-year period ending December 31, 1996, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.

CURRENT YEAR DEVELOPMENTS

     Refer to pages 20 through 23, Management's Discussion and Analysis, in the Company's 1996 Annual Report to Stockholders.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The percentage contributions to operating revenues for the last three years by industry segment are as follows:

                                                                   INDUSTRIAL
                                                      ENGINEERED   SYSTEMS AND   LEASING AND
                                                      COMPONENTS   CONSUMABLES   INVESTMENTS
                                                      ----------   -----------   -----------
1996................................................      55%          44%            1%
1995................................................      50%          49%            1%
1994................................................      53%          47%           --

     Segment and geographic data are included on pages 20 through 22 and 38 of the Company's 1996 Annual Report to Stockholders.

     The principal markets served by the Company's two manufacturing segments are as follows:

                                                              % OF OPERATING REVENUES
                                                              ------------------------
                                                                           INDUSTRIAL
                                                              ENGINEERED   SYSTEMS AND
                                                              COMPONENTS   CONSUMABLES
                                                              ----------   -----------
Construction................................................      30%            7%
Automotive..................................................      29%            9%
General Industrial..........................................      18%           27%
Food and Beverage...........................................       1%           21%
Industrial Capital Goods....................................       4%           11%
Consumer Durables...........................................       7%            4%
Paper Products..............................................      --             9%
Electronics.................................................       7%            2%
Other.......................................................       4%           10%
                                                                 ---           ---
                                                                 100%          100%
                                                                 ===           ===

     Operating results of the segments are described on pages 20 through 22 and 38 of the Company's 1996 Annual Report to Stockholders.

BACKLOG

     Backlog generally is not considered a significant factor in the Company's businesses as relatively short delivery periods and rapid inventory turnover are characteristic of many of its products.

     Backlog by manufacturing segment as of December 31, 1996 and 1995 is summarized as follows:

                                                                    BACKLOG IN
                                                               THOUSANDS OF DOLLARS
                                                        -----------------------------------
                                                                     INDUSTRIAL
                                                        ENGINEERED   SYSTEMS AND
                                                        COMPONENTS   CONSUMABLES    TOTAL
                                                        ----------   -----------   --------
1996..................................................   $272,000     $187,000     $459,000
1995..................................................   $236,000     $213,000     $449,000

     Backlog orders scheduled for shipment beyond calendar year 1997 were not material in either industry segment as of December 31, 1996.

     The following information is equally applicable to all industry segments of the Company unless otherwise noted:

COMPETITION

     The Company's global competitive environment is complex because of the wide diversity of products the Company manufactures and the markets it serves. Depending on the product or market, the Company may compete with a few other companies or with many others, some of which may be the Company's own licensees.

     The Company is a leading producer of plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; tooling for specialty applications; welding products; packaging systems and related consumables; industrial spray coating and static control equipment and systems; and quality assurance equipment and systems.

RAW MATERIALS

     The Company uses raw materials of various types, primarily metals and plastics that are available from numerous commercial sources. The availability of materials and energy has not resulted in any business interruptions or other major problems, nor are any such problems anticipated.

RESEARCH AND DEVELOPMENT

     The Company's growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs determined in accordance with generally accepted accounting principles are set forth on page 27 of the Company's 1996 Annual Report to Stockholders.

     The Company owns approximately 1,700 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 355 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

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

TRADEMARKS

     Many of the Company's products are sold under various trademarks owned or licensed by the Company. Among the most significant are: ITW, Signode, Apex, Buildex, Deltar, Devcon, DeVilbiss, Fastex, Hi-Cone, Hobart, Keps, Magnaflux, Miller, Minigrip, Newtec, Oxo, Paktron, Paslode, Powcon, Ramset, Ransburg, Red Head, Shakeproof, Teks, Tenax and ZipPak.

ENVIRONMENTAL COMPLIANCE

     The Company believes that its plants and equipment are in substantial compliance with applicable environmental regulations. Additional measures to maintain compliance are not expected to affect materially the Company's capital expenditures, competitive position, financial position or results of operations.

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

EMPLOYEES

     The Company employed approximately 24,400 persons as of December 31, 1996 and considers its employee relations to be excellent.

INTERNATIONAL

     The Company's international operations include subsidiaries, joint ventures and licensees in 33 countries on six continents. These operations serve such markets as automotive, food and beverage, construction, general industrial, industrial capital goods and others on a worldwide basis. The Company's international subsidiaries contributed approximately 36% and 38% of operating revenues in 1996 and 1995, respectively.

     Refer to pages 20 through 23 in the Company's 1996 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

EXECUTIVE OFFICERS

     Executive Officers of the Company as of March 11, 1997:

                   NAME                                            OFFICE                          AGE
                   ----                                            ------                          ---
Thomas W. Buckman.........................  Vice President, Patents and Technology                 59
W. James Farrell..........................  Chairman and Chief Executive Officer                   54
Russell M. Flaum..........................  Executive Vice President                               46
Michael W. Gregg..........................  Senior Vice President and Controller, Accounting       61
Stewart S. Hudnut.........................  Senior Vice President, General Counsel and Secretary   57
John Karpan...............................  Senior Vice President, Human Resources                 56
Jon C. Kinney.............................  Senior Vice President and Controller, Operations       54
Dennis J. Martin..........................  Executive Vice President                               46
Frank S. Ptak.............................  Vice Chairman                                          53
F. Ronald Seager..........................  Executive Vice President                               56
Harold B. Smith...........................  Chairman of the Executive Committee                    63
David B. Speer............................  Executive Vice President                               45
Donald L. VanErden........................  Vice President, Research and Advanced Development      61
Hugh J. Zentmeyer.........................  Executive Vice President                               50

     Except for Messrs. Kinney, Martin, Speer, and Zentmeyer, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. The executive officers of the Company serve at the pleasure of the Board of Directors. Mr. Kinney joined the Company in 1973 and has served as Vice President and Controller, Operations, and Group Controller of the Company's automotive, construction, finishing systems and quality measurement groups. Mr. Martin joined the Company in 1991 and has served as a general manager in the construction products group and has most recently served as President and Chief Operating Officer of the welding products group. Mr. Speer joined the Company in 1978 and has held various sales, marketing and general management positions within the construction products group, most recently having served as Group Vice President of the worldwide construction products group. Mr. Zentmeyer joined the Company as part of Signode Corporation in 1968 and has most recently served as President of the specialty industrial packaging businesses.

ITEM 2.  PROPERTIES

     As of December 31, 1996 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

                                                      NUMBER            FLOOR SPACE
                                                        OF        ------------------------
                                                    PROPERTIES    OWNED    LEASED    TOTAL
                                                    ----------    -----    ------    -----
                                                                   (IN MILLIONS OF SQUARE
                                                                           FEET)
Domestic --
  Engineered Components...........................      90         4.7      1.6       6.3
  Industrial Systems and Consumables..............      94         3.0      1.7       4.7
  Leasing and Investments.........................      18          .7       .2        .9
                                                       ---        ----      ---      ----
                                                       202         8.4      3.5      11.9
                                                       ---        ----      ---      ----
International --
  Engineered Components...........................      67         1.5       .7       2.2
  Industrial Systems and Consumables..............      64         2.7       .9       3.6
                                                       ---        ----      ---      ----
                                                       131         4.2      1.6       5.8
                                                       ---        ----      ---      ----
Corporate.........................................       8         1.1       --       1.1
                                                       ---        ----      ---      ----
                                                       341        13.7      5.1      18.8
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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     This information is incorporated by reference to page 39 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     This information is incorporated by reference to pages 40 and 41 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is incorporated by reference to pages 20 through 23 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and report thereon of Arthur Andersen LLP dated January 28, 1997, together with other supplementary data, as found on pages 24 through 39 of the Company's 1996 Annual Report to Stockholders, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding the Directors of the Company is incorporated by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

     Information regarding the Executive Officers of the Company can be found in
Part I of this Annual Report on Form 10-K on page 4.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information under the caption "Security Ownership" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The financial statements and report thereon of Arthur Andersen LLP dated January 28, 1997 as found on pages 24 through 39 of the Company's 1996 Annual Report to Stockholders, are incorporated by reference.

  (2) Financial Statement Schedule

     The following supplementary financial data should be read in conjunction with the financial statements and comments thereto as presented in the Company's 1996 Annual Report to Stockholders. Schedules not included with this supplementary financial data have been omitted because they are not applicable, immaterial or the required information is included in the financial statements or the related notes to financial statements.

                                                              SCHEDULE   PAGE
                                                                NO.      NO.
                                                              --------   ----
Valuation and Qualifying Accounts...........................     II       10

  (3) Exhibits

     (i) See the Exhibit Index on page 11 of this Form 10-K.

     (ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 1996, with the exception of the agreements related to the 7 1/2% and 5 7/8% Notes, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with
Exhibit 4 to the Securities and Exchange Commission upon request.

  (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Illinois Tool Works Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Illinois Tool Works Inc.'s 1996 Annual Report to Stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 28, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of March 1997.

                                          ILLINOIS TOOL WORKS INC.

                                          By       /s/ W. JAMES FARRELL
                                            ------------------------------------
                                                      W. James Farrell
                                                   Director, Chairman and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of March 1997.

                    SIGNATURES                                            TITLE
                    ----------                                            -----

               /s/ MICHAEL W. GREGG                   Senior Vice President and Controller,
--------------------------------------------------      Accounting (Principal Accounting and Financial Officer)
                 Michael W. Gregg

              JULIUS W. BECTON, JR.                   Director

                 MICHAEL J. BIRCK                     Director

               MARVIN D. BRAILSFORD                   Director

                   SUSAN CROWN                        Director

               H. RICHARD CROWTHER                    Director

                 W. JAMES FARRELL                     Director

                 L. RICHARD FLURY                     Director

                 RICHARD M. JONES                     Director

                GEORGE D. KENNEDY                     Director

                 RICHARD H. LEET                      Director

               ROBERT C. MCCORMACK                    Director

                PHILLIP B. ROONEY                     Director

                 HAROLD B. SMITH                      Director

                  ORMAND J. WADE                      Director

                                                          By      /s/ W. JAMES FARRELL
                                                            -----------------------------------
                                                                    (W. James Farrell
                                                                  as Attorney-in-Fact)

     Original powers of attorney authorizing W. James Farrell to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

                                                                     SCHEDULE II

                            ILLINOIS TOOL WORKS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                                                                                 DEDUCTIONS
                                                                     -----------------------------------
                                                                     RECEIVABLES
                            BALANCE AT   PROVISIONS                  WRITTEN OFF,                           BALANCE
                            BEGINNING    CHARGED TO                     NET OF                      (1)     AT END
                            OF PERIOD      INCOME     ACQUISITIONS    RECOVERIES    DISPOSITIONS   OTHER   OF PERIOD
                            ----------   ----------   ------------   ------------   ------------   -----   ---------
                                                                 (IN THOUSANDS)
Year Ended December 31,
  1994:
  Allowances for
     uncollectible
     accounts.............   $18,000       $7,191        $1,234        $ (6,983)       $(131)      $ 289     $19,600
Year Ended December 31,
  1995:
  Allowances for
     uncollectible
     accounts.............    19,600        6,889         2,672          (5,763)        (414)        516      23,500
Year Ended December 31,
  1996:
  Allowances for
     uncollectible
     accounts.............    23,500        4,451         4,836         (10,319)         111        (179)     22,400

---------------

(1) Primarily represents effect of foreign currency translation.

                                 EXHIBIT INDEX

                           ANNUAL REPORT ON FORM 10-K
                                      1996

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
3(a)      --   Restated Certificate of Incorporation of Illinois Tool Works
               Inc., as amended, filed as Exhibit 4(a) to the Company's
               Registration Statement on Form S-8 (Registration No.
               33-53517) filed with the Securities and Exchange Commission on May 6, 1994 and incorporated herein by reference.
3(b)      --   By-laws of Illinois Tool Works Inc., as amended, filed as
               Exhibit 4.3 to the Company's Registration Statement on Form
               S-8 (Registration Statement No. 333-17473) filed with the
               Securities and Exchange Commission on December 9, 1996, and
               incorporated herein by reference.
4(a)      --   Indenture, dated as of November 1, 1986, between Illinois
               Tool Works Inc. and The First National Bank of Chicago, as
               Trustee, filed as Exhibit 4 to the Company's Registration
               Statement on Form S-3 (Registration Statement No. 33-5780)
               filed with the Securities and Exchange Commission on May 14,
               1986 and incorporated herein by reference.
4(b)      --   Resignation of Trustee and Appointment of Successor under
               Indenture (Exhibit 4(a)), filed as Exhibit 4(b) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1989 (Commission File No. 1-4797) and
               incorporated herein by reference.
4(c)      --   First Supplemental Indenture, dated as of May 1, 1990
               between Illinois Tool Works Inc. and Harris Trust and
               Savings Bank, as Trustee, filed as Exhibit 4-3 to the
               Company's Post-Effective Amendment No. 1 to Registration
               Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and
               incorporated herein by reference.
4(d)      --   Officers' Certificate Pursuant to Sections 2.01 and 2.04 of
               the Indenture (Exhibit 4(a) as amended by Exhibit 4(c))
               related to the 5 7/8% Notes due March 1, 2000, filed as
               Exhibit 4(e) to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1992 (Commission File No.
               1-4797) and incorporated herein by reference.
4(e)      --   Form of 7 1/2% Notes due December 1, 1998, filed as Exhibit
               4 to the Company's Current Report on Form 8-K dated December
               2, 1991 and incorporated herein by reference.
4(f)      --   Form of 5 7/8% Notes due March 1, 2000, filed as Exhibit
               4(f) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1992 (Commission File No.
               1-4797) and incorporated herein by reference.
10(a)     --   Illinois Tool Works Inc. 1996 Stock Incentive Plan dated
               February 16, 1996, filed as Exhibit 4.1 to the Company's
               Registration Statement on Form S-8 (Registration Statement
               No. 333-22035) filed with the Securities and Exchange
               Commission on February 19, 1997, and incorporated herein by reference.
10(b)     --   Illinois Tool Works Inc. 1982 Executive Contributory
               Retirement Income Plan adopted December 13, 1982, filed as
               Exhibit 10(c) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990 (Commission File
               No. 1-4797) and incorporated herein by reference.
10(c)     --   Illinois Tool Works Inc. 1985 Executive Contributory
               Retirement Income Plan adopted December 1985, filed as
               Exhibit 10(d) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990 (Commission File
               No. 1-4797) and incorporated herein by reference.
10(d)     --   Amendment to the Illinois Tool Works Inc. 1985 Executive
               Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company's Quarterly Report on Form
               10-Q for the quarterly period ended June 30, 1996
               (Commission File No. 1-4797) and incorporated herein by
               reference.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10(e)     --   Illinois Tool Works Inc. Executive Incentive Plan adopted
               February 16, 1996, filed as Exhibit 10(a) to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(f)     --   Supplemental Plan for Employees of Illinois Tool Works Inc.,
               effective January 1, 1989, filed as Exhibit 10(d) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1989 (Commission File No. 1-4797) and
               incorporated herein by reference.
10(g)     --   Directors' deferred fee plan, non-officer directors'
               restricted stock program, and non-officer directors' phantom stock plan, descriptions of which are under the caption
               "Directors' Compensation" in the Company's Proxy Statement
               for the 1997 Annual Meeting of Stockholders.
10(h)     --   Illinois Tool Works Inc. Phantom Stock Plan for Non-officer
               Directors, filed as Exhibit 10(e) to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(i)     --   Underwriting Agreement dated November 20, 1991, related to the 7 1/2% Notes due December 1, 1998, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 2,
               1991 and incorporated herein by reference.
10(j)     --   Underwriting Agreement dated February 23, 1993, related to the 5 7/8% Notes due March 1, 2000, filed as Exhibit 10(j)
               to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-4797)
               and incorporated herein by reference.
10(k)     --   Illinois Tool Works Inc. 1993 Executive Contributory
               Retirement Income Plan, filed as Exhibit 10(a) to the
               Company's Quarterly Report on Form 10-Q for the quarterly
               period ended March 31, 1993 (Commission File No. 1-4797) and incorporated herein by reference.
10(l)     --   Amendment to the Illinois Tool Works Inc. 1993 Executive
               Contributory Retirement Income Plan dated December 5, 1994, filed as Exhibit 10(n) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1994
               (Commission File No. 1-4797) and incorporated herein by
               reference.
10(m)     --   Amendment to the Illinois Tool Works Inc. 1993 Executive
               Contributory Retirement Income Plan dated June 24, 1996,
               filed as Exhibit 10(d) to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended June 30, 1996
               (Commission File No. 1-4797) and incorporated herein by
               reference.
13        --   The Company's 1996 Annual Report to Stockholders, pages
               20 -- 41.
21        --   Significant Subsidiaries of the Company.
22        --   Information under the captions "Election of Directors,"
               "Executive Compensation" and "Security Ownership" in the
               Company's Proxy Statement for the 1997 Annual Meeting of
               Stockholders.
23        --   Consent of Arthur Andersen LLP.
24        --   Powers of Attorney.
27        --   Financial Data Schedule.