Form 10-Q
period 1997-03-31
ILLINOIS TOOL WORKS INC
filed 1997-05-15
CIK 49826

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1997

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


The  number  of  shares  of  registrant's  common  stock,   without  par  value,
outstanding at April 30, 1997: 124,605,544.

Part I - Financial Information


Item 1








              ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

                        FINANCIAL STATEMENTS


The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-K. Certain reclassifications of prior years' data have been made to conform with current year reporting.

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF INCOME
                                (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                               Three Months Ended
                                    March 31
                             ----------------------
                                1997        1996
                             ----------------------

Operating Revenues           $1,229,798  $1,136,922
  Cost of revenues              807,317     755,539
  Selling, administrative,
    and research and develop-
    ment expenses               215,689     211,071
  Amortization of goodwill
    and other intangible
    assets                        8,532       7,132
  Amortization of retiree
    health care                   1,827       1,742
                             ----------  ----------
Operating Income                196,433     161,438
  Interest expense               (5,961)     (6,801)
  Other income                    3,583       2,118
                             ----------  ----------
Income Before Income Taxes      194,055     156,755
  Income taxes                   70,800      58,000
                             ----------  ----------
Net Income                   $  123,255  $   98,755
                             ==========  ==========

Per share of common stock:

  Net Income                     $ .99        $ .81
                                 =====        =====

  Cash dividends:

     Paid                        $ .19        $ .17
                                 =====        =====

     Declared                    $ .19        $ .17
                                 =====        =====

Average number of shares of
  common stock outstanding
  during the period            124,513      122,370
                               =======      =======

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)
(In Thousands)

ASSETS                           March 31, 1997      December 31, 1996
                                 --------------      -----------------

Current Assets:
  Cash and equivalents               $  115,779             $  137,699
  Trade receivables                     837,815                840,092
  Inventories                           515,327                526,016
  Deferred income taxes                 136,776                131,404
  Prepaid expenses and other
    current assets                       67,433                 65,881
                                     ----------             ----------
      Total current assets            1,673,130              1,701,092
                                     ----------             ----------
Plant and Equipment:
  Land                                   67,230                 68,362
  Buildings and improvements            436,200                429,686
  Machinery and equipment             1,269,694              1,282,274
  Equipment leased to others            105,827                109,030
  Construction in progress               57,546                 51,744
                                     ----------             ----------
                                      1,936,497              1,941,096
  Accumulated depreciation           (1,136,793)            (1,132,756)
                                     ----------             ----------
    Net plant and equipment             799,704                808,340
                                     ----------             ----------

Investments                             888,127                872,692
Goodwill                                637,723                664,054
Deferred Income Taxes                   327,247                292,152
Other Assets                            445,355                467,832
                                     ----------             ----------

                                     $4,771,286             $4,806,162
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  309,094             $  390,425
  Accounts payable                      229,164                248,062
  Accrued expenses                      504,020                512,927
  Cash dividends payable                 23,666                 23,538
  Income taxes payable                   90,384                 44,373
                                     ----------             ----------
    Total current liabilities         1,156,328              1,219,325
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        788,688                818,947
  Other                                 366,760                371,865
                                     ----------             ----------
    Total non-current liabilities     1,155,448              1,190,812
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                          276,302                273,864
  Income reinvested in the business   2,216,506              2,105,144
  Common stock held in treasury          (1,833)                (1,841)
  Cumulative translation adjustment     (31,465)                18,858
                                     ----------             ----------
      Total stockholders' equity      2,459,510              2,396,025
                                     ----------             ----------

                                     $4,771,286             $4,806,162
                                     ==========             ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)                                         Three Months Ended
                                                             March 31
                                                       ------------------
                                                         1997      1996
                                                       --------  --------
Cash Provided by (Used for) Operating Activities:
  Net income                                           $123,255  $ 98,755
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      49,227    43,750
      Change in deferred income taxes                   (43,644)     (510)
      Provision for uncollectible accounts                1,113     1,722
      (Gain)loss on sale of plant and equipment           4,800    (1,202)
      Income from investments                           (22,603)   (9,143)
      Gain on sale of operations and affiliates          (6,096)   (3,753)
      Other non-cash items, net                           2,848       205
                                                       --------  --------
        Cash provided by operating activities           108,900   129,824
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (30,228)   (8,926)
        Inventories                                     (16,162)   (1,004)
        Prepaid expenses and other assets               (19,096)  (26,936)
      Increase (decrease) in--
        Accounts payable                                 (7,651)   (3,629)
        Accrued expenses                                  3,039     8,074
        Income taxes payable                             45,462    31,339
        Other, net                                        2,449       545
                                                       --------  --------
        Net cash provided by operating activities        86,713   129,287
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses (excluding cash and
    equivalents) and additional interest in affiliates  (26,336)  (22,216)
  Additions to plant and equipment                      (39,701)  (39,969)
  Purchase of investments                                (2,395)     (294)
  Proceeds from investments                               5,645    30,496
  Proceeds from sale of plant and equipment               2,877    16,235
  Proceeds from sale of operations and affiliates        80,495     7,718
  Other, net                                             (1,440)    1,797
                                                       --------  --------
        Net cash provided by (used for)
          investing activities                           19,145    (6,233)
                                                       --------  --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (23,538)  (19,641)
  Issuance of common stock                                2,158     2,056
  Repayments of short-term debt                         (67,567)  (56,355)
  Proceeds from long-term debt                              417     8,853
  Repayments of long-term debt                          (31,637)  (57,780)
  Other, net                                              1,586        --
                                                       --------  --------
      Net cash used for financing activities           (118,581) (122,867)
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents  (9,197)    1,875
                                                       --------  --------
Cash and Equivalents:
  Increase (decrease) during the period                 (21,920)    2,062
  Beginning of period                                   137,699   116,600
                                                       --------  --------
  End of period                                        $115,779  $118,662
                                                       ========  ========

Cash Paid During the Period for Interest               $  9,105  $  7,855
                                                       ========  ========

Cash Paid During the Period for Income Taxes           $ 41,450  $ 16,329
                                                       ========  ========

Liabilities Assumed from Acquisitions                  $ 24,933  $118,896
                                                       ========  ========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  INVENTORIES  at March 31, 1997 and  December 31, 1996 were as follows:
     (In Thousands)

                                              March 31,  Dec. 31,
                                                1997       1996
                                              --------   --------

     Raw material                             $140,275   $143,979
     Work-in-process                            70,229     71,641
     Finished goods                            304,823    310,396
                                              --------   --------
                                              $515,327   $526,016
                                              ========   ========

(2)  NEW ACCOUNTING STANDARD:

     Effective for periods ending after December 15, 1997, the Company is required to adopt Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 requires dual presentation of basic and diluted net income per share on the face of the income statement. The Company does not expect that basic and diluted net income per share upon adoption of the new standard to be materially different from net income per share as currently reported.

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT

Businesses in this segment manufacture short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; fastening tools; and welding products. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in Thousands)

                 Three months ended
                      March 31
                 ------------------
Operating
Revenues             1997      1996
                 --------  --------

Domestic         $471,762  $412,542

International     210,761   212,424
                 --------  --------
Total            $682,523  $624,966
                 ========  ========


                   Three months ended March 31
                 --------------------------------
Operating             1997              1996
Income             Income Margin    Income Margin
                 -------- ------   ------- ------

Domestic         $ 83,863   17.8%  $61,197   14.8 %

International      25,082   11.9    23,552   11.1
                 --------          -------
Total            $108,945   16.0   $84,749   13.6
                 ========          =======

Domestic revenues and operating income increased compared with last year primarily due to acquisitions in the automotive businesses and market penetration gains with fasteners and components in the U.S. automotive markets. Increased demand for construction products as a result of strong residential and commercial construction markets also contributed to the revenue growth. Product line simplification in the welding operations resulted in a decrease in revenues versus last year which moderated the total domestic revenue growth. Margins increased as a result of improved operating efficiencies in the automotive and industrial components businesses, new products in the construction operations and cost reductions in the welding group.

Internationally, revenue gains in the European automotive markets were offset by the effect of foreign currency fluctuations and declines in the construction markets, which remained soft. Operating income and margins increased as a result of a reduced cost structure in the construction operations.

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

(Dollars in Thousands)

                 Three months ended
                       March 31
                 ------------------
Operating
Revenues             1997      1996
                 --------  --------

Domestic         $300,901  $300,399

International     214,537   197,652
                 --------  --------
Total            $515,438  $498,051
                 ========  ========

                 Three months ended March 31
                -------------------------------
Operating            1997            1996
Income           Income Margin   Income  Margin
                ------- ------  -------  ------

Domestic        $55,863   18.6% $54,985    18.3 %

International    23,155   10.8   15,352     7.8
                -------         -------
Total           $79,018   15.3  $70,337    14.1
                =======         =======

Domestic revenue growth in the finishing systems, consumer packaging and Signode businesses was offset by lower demand in the general industrial markets for quality measurement equipment and a divestiture in the specialty packaging operations. Operating income and margins increased largely because of new products for the consumer packaging and finishing systems operations along with improved manufacturing processes at Signode.

International revenues increased primarily as a result of acquisitions in the Signode packaging operations, partially offset by lower revenues as a result of foreign currency fluctuations and reduced revenues related to divestitures in the European specialty packaging businesses. Operating income increased due to successful cost reductions at the Signode and specialty packaging operations and due to acquisitions. The sale of under-performing specialty packaging operations along with aggressive cost reductions at the Signode and finishing systems units led to the increase in margins.

LEASING AND INVESTMENTS SEGMENT

The Company has historically had strong cash flows from its manufacturing operations. Although most of this cash has been reinvested in the manufacturing businesses through investments in capital equipment, acquisitions and new products, some of the excess cash has been used to make financial investments. These investments primarily include leveraged and direct financing leases of equipment, mortgage-related investments, investments in properties and property developments, and affordable housing investments.

(Dollars in Thousands)

                 Three months ended
                       March 31
                 ------------------
                     1997      1996
                 --------   -------
Operating
revenues          $31,837   $13,905
                  =======   =======

Operating
income            $ 8,470   $ 6,352
                  =======   =======


Revenues and operating income increased primarily due to the commercial mortgage transaction entered into at year-end 1996.

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 65.6% in the first three months of 1997 versus 66.5% in the first three months of 1996, due to increased sales volume coupled with lower manufacturing costs. Selling, administrative, and research and development expenses decreased to 17.5% of revenues in the first three months of 1997 versus 18.6% in the first three months of 1996, primarily due to expense reductions as a result of a Company-wide objective to reduce administrative costs.

INTEREST EXPENSE

Interest expense decreased to $6.0 million in the first three months of 1997 from $6.8 million in the first three months of 1996, primarily due to decreased commercial paper borrowings.

OTHER INCOME

Other income increased to $3.6 million for the first three months of 1997 from $2.1 million in 1996. This increase is primarily due to higher gains on the sale of operations in 1997 and debt prepayment costs in 1996, partially offset by losses on sale of fixed assets in 1997.

NET INCOME

Net income of $123.3 million ($0.99 per share) in the first three months of 1997 was 24.8% higher than the 1996 first quarter net income of $98.8 million ($0.81 per share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 1997 decreased operating revenues by approximately $15 million. Foreign currency fluctuations had no material impact on earnings in the first quarter of 1997 versus 1996.

FINANCIAL POSITION

Net working capital at March 31, 1997 and December 31, 1996 is summarized as follows:

(Dollars in Thousands)

                             March 31,    Dec. 31,     Increase/
                               1997         1996      (Decrease)
                            ----------   ----------   ----------
Current Assets:
  Cash and equivalents      $  115,779   $  137,699     $(21,920)
  Trade receivables            837,815      840,092       (2,277)
  Inventories                  515,327      526,016      (10,689)
  Other                        204,209      197,285        6,924
                            ----------   ----------     --------
                             1,673,130    1,701,092      (27,962)
                            ----------   ----------     --------


Current Liabilities:
  Short-term debt              309,094      390,425      (81,331)
  Accounts payable and
    accrued expenses           733,184      760,989      (27,805)
  Other                        114,050       67,911       46,139
                            ----------   ----------     --------
                             1,156,328    1,219,325      (62,997)
                            ----------   ----------     --------

Net Working Capital         $  516,802   $  481,767     $ 35,035
                            ==========   ==========     ========

Current Ratio                     1.45         1.40
                            ==========   ==========

The decrease in short-term debt was due to a reduction in commercial paper borrowings during the first quarter of 1997 as a result of proceeds from divestitures.

Part II - Other Information


Item 2 - Changes in Securities

(a) On May 9, 1997, the shareholders of Illinois Tool Works Inc. approved an increase in the number of authorized shares of Common Stock to 350,000,000 from 150,000,000 and an increase in the par value of Common Stock to $.01 per share from no par value. See Exhibit 99 for a revised description of the capital stock of Illinois Tool Works Inc.

Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibit Index

     Exhibit No.              Description
     -----------              --------------------------------------------------
        3(a)                  Restated Certificate of Incorporation of
                                Illinois Tool Works Inc., as amended
        3(b)                  By-laws of Illinois Tool Works Inc., as amended
        27                    Financial Data Schedule
        99                    Description of the capital stock of
                                Illinois Tool Works Inc.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated:  May 15, 1997         By:   /s/  Michael W. Gregg
      ---------------------     -----------------------------------------------
                                  Michael W. Gregg, Senior Vice President
                                    and Controller, Accounting
                                    (Principal Accounting Officer)