Form 10-Q
period 1997-06-30
ILLINOIS TOOL WORKS INC
filed 1997-08-14
CIK 49826

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission file number   1-4797
                      ----------------------------------------------------------

                            ILLINOIS TOOL WORKS INC.
             (Exact name of registrant as specified in its charter)

Delaware                                 36-1258310
---------------------------------------- ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

3600 West Lake Avenue, Glenview, IL      60025-5811
---------------------------------------- ---------------------------------------
(Address of principal executive offices) (Zip Code) offices)

(Registrant's telephone number, including area code)  (847) 724-7500
                                                    ----------------------------
Former address:
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

The  number  of  shares  of  registrant's  common  stock,   without  par  value,
outstanding at July 31, 1997: 249,408,319

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

                   ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                               Three Months Ended      Six Months Ended
                                    June 30                 June 30
                             ----------------------  ----------------------
                                1997        1996        1997        1996
                             ----------  ----------  ----------  ----------

Operating Revenues           $1,326,344  $1,324,800  $2,556,142  $2,461,722
  Cost of revenues              854,352     871,156   1,661,669   1,626,695
  Selling, administrative,
    and research and develop-
    ment expenses               215,855     229,429     431,544     440,500
  Amortization of goodwill
    and other intangible
    assets                        8,492       7,481      17,024      14,613
  Amortization of retiree
    health care                   1,826       1,742       3,653       3,484
                             ----------  ----------  ----------  ----------
Operating Income                245,819     214,992     442,252     376,430
  Interest expense               (5,617)     (8,075)    (11,578)    (14,876)
  Other income                    3,092          58       6,675       2,176
                             ----------  ----------  ----------  ----------
Income Before Income Taxes      243,294     206,975     437,349     363,730
  Income taxes                   88,900      76,600     159,700     134,600
                             ----------  ----------  ----------  ----------
Net Income                   $  154,394  $  130,375  $  277,649  $  229,130
                             ==========  ==========  ==========  ==========

Per share of common stock:

  Net Income                      $0.62       $0.53       $1.11       $0.93
                                  =====       =====       =====       =====

  Cash dividends:

     Paid                         $.095       $.085       $.190       $.170
                                  =====       =====       =====       =====

     Declared                     $.120       $.085       $.215       $.170
                                  =====       =====       =====       =====


Average number of shares of
  common stock outstanding
  during the period             249,231     247,528     249,130     247,452
                                =======     =======     =======     =======

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In Thousands)

ASSETS                            June 30, 1997      December 31, 1996
------                            -------------      -----------------

Current Assets:
  Cash and equivalents               $  157,506             $  137,699
  Trade receivables                     881,978                840,092
  Inventories                           506,474                526,016
  Deferred income taxes                 137,808                131,404
  Prepaid expenses and other
    current assets                       76,183                 65,881
                                     ----------             ----------
      Total current assets            1,759,949              1,701,092
                                     ----------             ----------
Plant and Equipment:
  Land                                   66,945                 68,362
  Buildings and improvements            432,888                429,686
  Machinery and equipment             1,273,294              1,282,274
  Equipment leased to others            105,291                109,030
  Construction in progress               73,768                 51,744
                                     ----------             ----------
                                      1,952,186              1,941,096
  Accumulated depreciation           (1,157,066)            (1,132,756)
                                     ----------             ----------
    Net plant and equipment             795,120                808,340
                                     ----------             ----------

Investments                             867,885                872,692
Goodwill                                642,727                664,054
Deferred Income Taxes                   314,435                292,152
Other Assets                            548,383                467,832
                                     ----------             ----------

                                     $4,928,499             $4,806,162
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  368,268             $  390,425
  Accounts payable                      240,312                248,062
  Accrued expenses                      505,456                512,927
  Cash dividends payable                 29,919                 23,538
  Income taxes payable                   66,021                 44,373
                                     ----------             ----------
    Total current liabilities         1,209,976              1,219,325
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        777,074                818,947
  Other                                 360,649                371,865
                                     ----------             ----------
    Total non-current liabilities     1,137,723              1,190,812
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                            2,496                273,864
  Additional Paid-in-Capital            276,550                     --
  Income reinvested in the business   2,342,981              2,105,144
  Common stock held in treasury          (1,833)                (1,841)
  Cumulative translation adjustment     (39,394)                18,858
                                     ----------             ----------
      Total stockholders' equity      2,580,800              2,396,025
                                     ----------             ----------
                                     $4,928,499             $4,806,162
                                     ==========             ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)
                                                        Six Months Ended
                                                       ------------------
                                                             June 30
                                                       ------------------
                                                          1997     1996
                                                       --------  --------
Cash Provided by (Used for) Operating Activities:
  Net income                                           $277,649  $229,130
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      97,337    90,820
      Change in deferred income taxes                    (2,962)      (23)
      Provision for uncollectible accounts                2,225     3,444
      (Gain)loss on sale of plant and equipment           5,461    (1,171)
      Income from investments                           (43,905)  (27,079)
      Non-cash interest on nonrecourse debt              16,670     8,038
      Gain on sale of operations and affiliates          (7,073)   (4,856)
      Other non-cash items, net                           2,657       552
                                                       --------  --------
        Cash provided by operating activities           348,059   298,855
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (78,289)  (44,836)
        Inventories                                      (9,234)   14,157
        Prepaid expenses and other assets               (31,791)  (35,693)
      Increase (decrease) in--
        Accounts payable                                  7,112   (25,312)
        Accrued expenses                                  2,185    36,170
        Income taxes payable                             (7,508)  (16,286)
      Other, net                                          3,926    (1,195)
                                                       --------  --------
        Net cash provided by operating activities       234,460   225,860
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates (160,636)  (85,340)
  Additions to plant and equipment                      (81,462)  (79,487)
  Purchase of investments                                (5,753)   (4,647)
  Proceeds from investments                              18,138    39,283
  Proceeds from sale of plant and equipment               6,873    17,242
  Proceeds from sale of operations and affiliates       102,513    12,913
  Other, net                                             (2,364)   (8,536)
                                                       --------  --------
        Net cash used for investing activities         (122,691) (108,572)
                                                       --------  --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (47,205)  (40,910)
  Issuance of common stock                                4,902     2,688
  Repayments of short-term debt                          (9,579)   18,803
  Proceeds from long-term debt                              679     8,875
  Repayments of long-term debt                          (31,662)  (86,970)
  Other, net                                              1,854     2,885
                                                       --------  --------
      Net cash used for financing activities            (81,011)  (94,629)
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents (10,951)   (2,060)
                                                       --------  --------
Cash and Equivalents:
  Increase during the period                             19,807    20,599
  Beginning of period                                   137,699   116,600
                                                       --------  --------
  End of period                                        $157,506  $137,199
                                                       ========  ========

Cash Paid During the Period for Interest               $ 16,960  $ 18,521
                                                       ========  ========

Cash Paid During the Period for Income Taxes           $138,228  $139,673
                                                       ========  ========

Liabilities Assumed from Acquisitions                  $ 28,679  $203,459
                                                       ========  ========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  INVENTORIES at June 30, 1997 and December 31, 1996 were as follows:

     (In Thousands)


                                              June 30,   Dec. 31,

                                                1997       1996
                                              --------   --------

     Raw material                             $142,747   $143,979
     Work-in-process                            64,184     71,641
     Finished goods                            299,543    310,396
                                              --------   --------

                                              $506,474   $526,016
                                              ========   ========

(2)  NEW ACCOUNTING STANDARD:

     Effective for periods ending after December 15, 1997, the Company is required to adopt Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 requires dual presentation of basic and diluted net income per share on the face of the statement of income. Upon adoption of the new standard, the Company does not expect that basic or diluted net income per share to be materially different from net income per share as currently reported.

(3)  COMMON STOCK:

     On May 9, 1997, the Board of Directors authorized a two-for-one split of the Company's common stock, with an effective date of May 27, 1997, at a rate of one additional share for each common share held by stockholders of record on May 20, 1997. All per-share data in this report is calculated on a post-split basis.

     Also on May 9, 1997, the stockholders approved an amendment to the Certificate of Incorporation increasing the number of authorized shares of common stock from 150,000,000 to 350,000,000 and changing the par value of common stock to $.01 per share from no par value.

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT

Businesses in this segment manufacture short lead-time plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; fastening tools; and welding products. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in Thousands)

                 Three months ended      Six months ended
                       June 30                 June 30
                 ------------------   ----------------------
Operating
Revenues             1997      1996         1997        1996
---------        --------  --------   ----------  ----------

Domestic         $519,534  $536,979   $1,004,859  $  963,586

International     224,339   227,459      426,133     432,561
                 --------  --------   ----------  ----------

Total            $743,873  $764,438   $1,430,992  $1,396,147
                 ========  ========   ==========  ==========


               Three months ended June 30         Six months ended June 30
            --------------------------------  --------------------------------

Operating          1997             1996            1997              1996
Income         Income Margin   Income Margin    Income Margin    Income Margin
             -------- ------ -------- ------  -------- ------  -------- ------

Domestic     $ 98,361  18.9% $ 85,365   15.9% $186,631   18.6% $150,980   15.7%

International  37,861  16.9    33,108   14.6    60,755   14.3    54,628   12.6
             --------        --------         --------         --------

Total        $136,222   18.3 $118,473   15.5  $247,386   17.3  $205,608   14.7
             ========        ========         ========         ========

     Domestic revenues declined for the three month period compared with last year primarily as a result of the sale of a fastener distribution business, partially offset by the revenue growth in the construction and welding units. Revenues for the six month period increased primarily due to acquisitions of automotive businesses, penetration gains with fasteners and components in the U.S. automotive markets and increased demand for construction products. Operating income and margins for both periods increased due to cost reductions and new products in the automotive and construction businesses, along with factory process improvements and increased exports in the welding businesses.

For the three and six month periods, international revenues grew as a result of increased penetration by the automotive businesses in the European and South American markets. The increase in revenues by the automotive businesses was more than offset by the effect of foreign currency translation. Operating income increased as a result of reduced cost structure in European automotive and construction operations. Slight revenue growth in construction businesses, due to soft European markets, coupled with significant operating income increases, as a result of cost restructuring in 1996, resulted in increased margins compared with last year.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment manufacture longer lead-time systems and related consumables for packaging, marking, labeling, and identification applications, and finishing and quality measurement equipment. The largest markets served by this segment are general industrial, food and beverage, and industrial capital goods.

(Dollars in Thousands)

                 Three months ended      Six months ended
                      June 30                 June 30
                 ------------------   ----------------------
Operating
Revenues             1997      1996         1997        1996
---------        --------  --------   ----------  ----------

Domestic         $322,092  $317,904   $  609,430  $  604,239

International     236,933   228,234      460,437     433,207
                 --------  --------   ----------  ----------

Total            $559,025  $546,138   $1,069,867  $1,037,446
                 ========  ========   ==========  ==========


               Three months ended June 30         Six months ended June 30
            ---------------------------------   ----------------------------

Operating          1997             1996              1997            1996
Income         Income Margin   Income Margin    Income Margin    Income Margin
             -------- ------  ------- ------  -------- ------  -------- ------

Domestic     $ 66,630   20.7% $63,064   19.8% $118,086   19.4% $113,631   18.8%

International  35,211   14.9   26,272   11.5    60,553   13.2    43,656   10.1
             --------         -------         --------         --------

Total        $101,841   18.2  $89,336   16.4  $178,639   16.7  $157,287   15.2
             ========         =======         ========         ========

For the three and six month periods, domestic revenue growth in the marking and labeling and resealable packaging operations, as a result of new product introductions, was moderated by decreased revenues in the quality measurement businesses. The finishing systems operations slightly moderated revenue growth for the three month period, due to the delay of several large shipments, but contributed to the revenue improvement for the six month period, as a result of increased penetration in the U.S. general industrial markets. For both periods, operating income and margins increased due to new product introductions in the marking and labeling in the decorating businesses and lower manufacturing costs for the certain packaging businesses.

International revenues increased for both periods versus last year due to the 1996 Azon and Orgapack acquisitions in the packaging operations. Revenue growth was partially offset by the effect of foreign currency translation and divestitures of certain European packaging businesses. Operating income increased due to successful cost reductions at certain packaging and finishing systems operations, along with the acquisitions. The sale of the under-performing packaging operations and aggressive cost reductions at certain packaging and finishing systems units led to the increase in margins.

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

(Dollars in Thousands)

                 Three months ended    Six months ended
                       June 30              June 30
                 ------------------   ------------------

                     1997      1996       1997      1996
                 --------  --------   --------  --------
Operating
revenues          $23,446   $14,224    $55,283   $28,129
                  =======   =======    =======   =======

Operating
income            $ 7,756   $ 7,183    $16,227   $13,535
                  =======   =======    =======   =======

For the second quarter and first half of the year, revenues and operating income increased primarily due to the commercial mortgage transaction entered into at year-end 1996. The operating income increase for both the three and six month periods was partially offset by losses related to property developments and property held for sale.

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 65.0% in the first six months of 1997 versus 66.1% in the first six months of 1996, due to increased sales volume coupled with lower manufacturing costs. Selling, administrative, and research and development expenses decreased to 16.9% of revenues in the first six months of 1997 versus 17.9% in the first six months of 1996, primarily due to expense reductions as a result of a Company-wide objective to reduce administrative costs.

INTEREST EXPENSE

Interest expense decreased to $11.6 million in the first six months of 1997 from $14.9 million in the first six months of 1996, primarily due to decreased commercial paper borrowings and higher interest expense in 1996 due to debt assumed from acquisitions.

OTHER INCOME

Other income increased to $6.7 million for the first six months of 1997 from $2.2 million in 1996. This increase is primarily due to higher gains on the sale of operations in 1997 and debt prepayment costs in 1996, partially offset by losses on sale of fixed assets in 1997.

NET INCOME

Net income of $277.6 million ($1.11 per share) in the first six months of 1997 was 21.2% higher than the 1996 first half net income of $229.1 million ($0.93 per share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 1997 decreased operating revenues for the first six months of 1997 by approximately $43 million. Foreign currency fluctuations had no material impact on earnings in the first half of 1997 versus 1996.

FINANCIAL POSITION

Net working capital at June 30, 1997 and December 31, 1996 is summarized as follows:
(Dollars in Thousands)

                             June 30,     Dec. 31,     Increase/
                               1997         1996      (Decrease)
                            ----------   ----------   ----------
Current Assets:
  Cash and equivalents      $  157,506   $  137,699     $ 19,807
  Trade receivables            881,978      840,092       41,886
  Inventories                  506,474      526,016      (19,542)
  Other                        213,991      197,285       16,706
                            ----------   ----------     --------
                             1,759,949    1,701,092       58,857
                            ----------   ----------     --------


Current Liabilities:
  Short-term debt              368,268      390,425      (22,157)
  Accounts payable and
    accrued expenses           745,768      760,989      (15,221)
  Other                         95,940       67,911       28,029
                            ----------   ----------     --------
                             1,209,976    1,219,325       (9,349)
                            ----------   ----------     --------

Net Working Capital         $  549,973   $  481,767     $ 68,206
                            ==========   ==========     ========

Current Ratio                     1.45         1.40
                            ==========   ==========

The increase in trade receivables in the first half of 1997 was primarily due to higher revenues in the second quarter of 1997 versus the fourth quarter of 1996. The increase in trade receivables was partially offset by the effect of foreign currency translation.

Part II - Other Information


Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 9, 1997. The stockholders approved an increase in the number of authorized shares of common stock to 350,000,000 from 150,000,000 and a change in the par value of common stock to $.01 per share from no par value, by a vote of 109,996,316 in favor (with 1,970,208 votes against and 1,003,275 votes withheld).


The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

Nominees               In Favor                Withheld
M. J. Birck            111,289,497            1,680,302
M. D. Brailsford       112,857,611              112,188
S. Crown               112,855,138              114,661
H. R. Crowther         112,861,064              108,735
W. J. Farrell          112,856,120              113,679
L. R. Flury            112,857,312              112,487
R. C. McCormack        112,857,014              112,785
P. B. Rooney           112,847,956              121,843
H. B. Smith            112,860,853              108,946
O. J. Wade             112,858,744              111,055


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit Index

     Exhibit No.               Description
     -----------               -----------------------
         27                    Financial Data Schedule


(b)  Reports on Form 8-K

     Form 8-K, Current Report, dated April 18, 1997 which included Item 5, Item 7 and a description of ITW's capital stock was filed during the period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               ILLINOIS TOOL WORKS INC.




Dated: August 14, 1997         By: /s/  Michael W. Gregg
                                   ---------------------------------------
                                   Michael W. Gregg, Senior Vice President
                                   and Controller, Accounting
                                   (Principal Accounting Officer)