Form 10-Q
period 1997-09-30
ILLINOIS TOOL WORKS INC
filed 1997-11-14
CIK 49826

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997

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

The number of shares of registrant's common stock, without par value, outstanding at October 31, 1997: 249,454,009.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                               Three Months Ended       Nine Months Ended
                                  September 30            September 30
                             ----------------------  ----------------------
                                1997        1996        1997        1996
                             ----------  ----------  ----------  ----------

Operating Revenues           $1,315,388  $1,238,261  $3,871,530  $3,699,983
  Cost of revenues              857,495     817,658   2,519,164   2,444,353
  Selling, administrative,
    and research and develop-
    ment expenses               210,654     212,525     642,198     653,025
Amortization of goodwill
    and other intangible
    assets                        9,649       7,605      26,673      22,218
Amortization of retiree
    health care                   1,827       1,742       5,480       5,226
                             ----------  ----------  ----------  ----------
Operating Income                235,763     198,731     678,015     575,161
  Interest expense               (4,337)     (5,375)    (15,915)    (20,251)
  Other income                    3,404       1,686      10,079       3,862
                             ----------  ----------  ----------  ----------
Income Before Income Taxes      234,830     195,042     672,179     558,772
  Income taxes                   85,700      72,200     245,400     206,800
                             ----------  ----------  ----------  ----------
Net Income                   $  149,130  $  122,842  $  426,779  $  351,972
                             ==========  ==========  ==========  ==========

Per share of common stock:

  Net Income                      $ .60       $ .50       $1.71       $1.42
                                  =====       =====       =====       =====

  Cash dividends:

     Paid                         $ .12       $.085       $.310       $.255
                                  =====       =====       =====       =====

     Declared                     $ .12       $.095       $.335       $.265
                                  =====       =====       =====       =====

Average number of shares of
  common stock outstanding
  during the period              249,389     247,610     249,214     247,504
                                 =======     =======     =======     =======

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In Thousands)

ASSETS                       September 30, 1997      December 31, 1996
                             ------------------      -----------------

Current Assets:
  Cash and equivalents               $  183,152             $  137,699
  Trade receivables                     875,089                840,092
  Inventories                           503,420                526,016
  Deferred income taxes                 126,133                131,404
  Prepaid expenses and other
    current assets                       58,882                 65,881
                                     ----------             ----------
      Total current assets            1,746,676              1,701,092
                                     ----------             ----------
Plant and Equipment:
  Land                                   65,876                 68,362
  Buildings and improvements            435,657                429,686
  Machinery and equipment             1,302,088              1,282,274
  Equipment leased to others            104,362                109,030
  Construction in progress               80,726                 51,744
                                     ----------             ----------
                                      1,988,709              1,941,096
  Accumulated depreciation           (1,195,730)            (1,132,756)
                                     ----------             ----------
    Net plant and equipment             792,979                808,340
                                     ----------             ----------

Investments                             858,752                872,692
Goodwill                                740,615                664,054
Deferred Income Taxes                   314,225                292,152
Other Assets                            435,894                467,832
                                     ----------             ----------

                                     $4,889,141             $4,806,162
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  259,364             $  390,425
  Accounts payable                      242,166                248,062
  Accrued expenses                      506,324                512,927
  Cash dividends payable                 29,930                 23,538
  Income taxes payable                   54,602                 44,373
                                     ----------             ----------
    Total current liabilities         1,092,386              1,219,325
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        765,783                818,947
  Other                                 364,997                371,865
                                     ----------             ----------
    Total non-current liabilities     1,130,780              1,190,812
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                                                   --
  Common stock                            2,497                273,864
  Additional Paid-in-Capital            277,039                     --
  Income reinvested in the business   2,462,195              2,105,144
  Common stock held in treasury          (1,833)                (1,841)
  Cumulative translation adjustment     (73,923)                18,858
                                     ----------             ----------
      Total stockholders' equity      2,665,975              2,396,025
                                     ----------             ----------
                                     $4,889,141             $4,806,162
                                     ==========             ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)                                          Nine Months Ended
                                                          September 30
                                                       -------------------
                                                         1997      1996
                                                       -------------------
Cash Provided by (Used for) Operating Activities:
  Net income                                           $ 426,779 $ 351,972
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      146,615   135,230
      Change in deferred income taxes                     12,291    (5,226)
      Provision for uncollectible accounts                 3,338     5,166
      (Gain)loss on sale of plant and equipment            5,231      (573)
      Income from investments                            (68,996)  (40,701)
      Non-cash interest on nonrecourse debt               26,730    12,298
      Gain on sale of operations and affiliates           (7,153)   (5,587)
      Other non-cash items, net                            2,761      (600)
                                                       --------- ---------
        Cash provided by operating activities            547,596   451,979
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                                (70,500)  (20,227)
        Inventories                                       (5,731)   32,534
        Prepaid expenses and other assets                (26,430)  (39,197)
      Increase (decrease) in--
        Accounts payable                                   9,228   (18,596)
        Accrued expenses                                   3,602    36,429
        Income taxes payable                             (26,173)  (18,823)
      Other, net                                           5,196     1,958
                                                       --------- ---------
        Net cash provided by operating activities        436,788   426,057
                                                       --------- ---------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates  (183,500) (101,146)
  Additions to plant and equipment                      (119,805) (117,391)
  Purchase of investments                                 (9,436)  (10,855)
  Proceeds from investments                               26,904    46,253
  Proceeds from sale of plant and equipment               13,024    20,662
  Proceeds from sale of operations and affiliates        104,932    13,922
  Other, net                                               6,917    (8,021)
                                                       --------- ---------
        Net cash used for investing activities          (160,964) (156,576)
                                                       --------- ---------
Cash Provided
by (Used for) Financing Activities:
  Cash dividends paid                                    (77,124)  (61,953)
  Issuance of common stock                                 5,406     4,035
  Repayments of short-term debt                         (111,708)  (74,700)
  Proceeds from long-term debt                               785     8,891
  Repayments of long-term debt                           (32,595) (100,980)
  Other, net                                               3,210     2,767
                                                       --------- ---------
        Net cash used for financing activities          (212,026) (221,940)
                                                       --------- ---------
Effect of Exchange Rate Changes on Cash and Equivalents  (18,345)   (1,414)
                                                       --------- ---------
Cash and Equivalents:
  Increase during the period                              45,453    46,127
  Beginning of period                                    137,699   116,600
                                                       --------- ---------

  End of period                                        $ 183,152 $ 162,727
                                                       ========= =========

Cash Paid During the Period for Interest               $  24,552 $  33,090
                                                       ========= =========

Cash Paid During the Period for Income Taxes           $ 219,989 $ 208,919
                                                       ========= =========

Liabilities Assumed from Acquisitions                  $  60,324 $ 233,881
                                                       ========= =========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  INVENTORIES at September 30, 1997 and December 31, 1996 were as follows:


     (In Thousands)


                                        September 30,   Dec. 31,
                                             1997         1996
                                        -------------   ---------


     Raw material                             $144,658   $143,979
     Work-in-process                            68,008     71,641
     Finished goods                            290,754    310,396
                                              --------   --------

                                              $503,420   $526,016
                                              ========   ========

(2)   NEW ACCOUNTING STANDARD:

      Effective for periods ending after December 15, 1997, the Company is required to adopt Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 requires dual presentation of basic and diluted net income per share on the face of the statement of income. Upon adoption of the new standard, the Company does not expect that basic or diluted net income per share will be materially different from net income per share as currently reported.

(3)    COMMON STOCK:

       On February 14, 1997, the Board of Directors authorized a two-for-one split of the Company's common stock, with an effective date of May 27, 1997, at a rate of one additional share for each common share held by stockholders of record on May 20, 1997. All per-share data in this report is calculated on a post- split basis.

       On May 9, 1997, the stockholders approved an amendment to the Certificate of Incorporation increasing the number of authorized shares of common stock from 150,000,000 to 350,000,000 and changing the par value of common stock to $.01 per share from no par value.

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT

Businesses in this segment manufacture short lead-time plastic and metal components and fasteners; industrial fluids and adhesives; and welding products. This segment primarily serves the construction, automotive and general industrial markets.

(Dollars in Thousands)

                 Three months ended     Nine months ended
                    September 30          September 30
                 ------------------   ----------------------
Operating
Revenues             1997      1996         1997        1996
---------        --------- --------   ----------  ----------

Domestic         $498,415  $476,489   $1,503,274  $1,440,075

Int'l             203,235   202,631      629,368     635,192
                 --------  --------   ----------  ----------

Total            $701,650  $679,120   $2,132,642  $2,075,267
                 ========  ========   ==========  ==========


           Three months ended September 30      Nine months ended September 30
         ---------------------------------   ---------------------------------
Operating      1997              1996              1997              1996
Income     Income Margin     Income Margin     Income Margin     Income Margin
-------- -------- ------   -------- ------   -------- ------   -------- ------

Domestic $ 96,189   19.3%  $ 79,969   16.8%  $282,820   18.8%  $230,949   16.0%

Int'l      30,442   15.0     21,220   10.5     91,197   14.5     75,848   11.9
         --------          --------          --------          --------

Total    $126,631   18.0   $101,189   14.9   $374,017   17.5   $306,797   14.8
         ========          ========          ========          ========

Domestic

Domestic revenues for the three-month and nine-month periods increased primarily due to acquisitions completed in the automotive businesses, along with new products in the construction and industrial products operations. The sale of a fastener distribution business in the first quarter of 1997 moderated revenue growth for both periods. For both the three-month and year-to-date periods, operating income and margins increased due to cost reductions and new products in the welding and industrial products operations. The automotive acquisitions also contributed to the operating income and margin increases.

International

For both three- and nine-month periods, international revenues grew as a result ofincreased penetration by the European automotive businesses supported by increased European car builds. The increase in revenues was partially offset by the negative effect of currency translation for the three-month period and was more than offset year-to-date. Operating income and margins increased as a result of increased revenues and reduced costs in the European automotive operations and a reduced cost structure for the construction operations.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment manufacture longer lead-time systems and related consumables for packaging, marking, labeling, and identification applications, and finishing and quality measurement equipment. The largest markets served by this segment are general industrial, food and beverage, and industrial capital goods.

(Dollars in Thousands)

                 Three months ended     Nine months ended
                    September 30          September 30
                 ------------------   ----------------------
Operating
Revenues             1997      1996         1997        1996
---------        --------  --------   ----------  ----------

Domestic         $327,418  $302,721   $  936,848  $  906,960

Int'l             254,786   233,706      715,223     666,913
                 --------  --------   ----------  ----------

Total            $582,204  $536,427   $1,652,071  $1,573,873
                 ========  ========   ==========  ==========


         Three months ended September 30      Nine months ended September 30

Operating       1997              1996              1997              1996
Income      Income Margin     Income Margin     Income Margin     Income Margin
--------  -------- ------   -------- ------   -------- ------   -------- ------

Domestic  $ 66,395   20.3%  $ 62,309   20.6%  $184,481   19.7%  $175,940   19.4%

Int'l       33,548   13.2     29,225   12.5     94,101   13.2     72,881   10.9

Total     $ 99,943   17.2   $ 91,534   17.1   $278,582   16.9   $248,821   15.8
          ========          ========          ========          ========

Domestic

For the three-month period, acquisitions and new products in the marking and labeling operations along with new product introductions in the resealable packaging businesses led to the domestic revenue and operating income growth. The finishing systems businesses also contributed to the improved performance as a result of several painting systems that were shipped in the third quarter. The revenue growth was moderated by decreased revenues in the Signode operations as a result of a product mix shift towards plastic strapping versus steel, which sells for a lower unit price with higher margins. For the nine-month period, revenue and operating income increased because of the marking and labeling businesses and increased penetration in industrial markets for finishing systems equipment. The growth in year-to-date revenues was partially offset by decreased revenues in the quality measurement and Signode operations. Operating income and margins for both periods increased primarily as a result of higher revenues for the marking and labeling businesses and reduced manufacturing costs at the Signode operations, followed by higher revenues from the finishing systems businesses. For the third quarter, the above margin increases were offset by lower margins for the stretch film operations.

International

International revenue and operating income increased for both periods primarily due to acquisitions in the Signode and stretch film operations. Currency translation and the sale of the European palletizing businesses in the first quarter of 1997 partially offset the revenue growth. Operating income and margins also improved as a result of cost reductions at the Signode operations. The sale of the under- performing palletizing businesses contributed to the increase in margins.

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

(Dollars in Thousands)

                 Three months ended   Nine months ended
                    September 30         September 30
                 ------------------   ------------------
                     1997      1996       1997      1996
                 --------   -------    -------   -------
Operating
revenues          $31,534   $22,714    $86,817   $50,843
                  =======   =======    =======   =======

Operating
income            $ 9,189   $ 6,008    $25,416   $19,543
                  =======   =======    =======   =======

For the third quarter and first half of the year, revenues and operating income increased primarily due to the commercial mortgage transaction entered into at year-end 1996. The operating income increase for the nine-month period was partially offset by losses related to property developments and property held for sale.

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 65.1% in the first six months of 1997 versus 66.1% in the first nine months of 1996, due to increased sales volume coupled with lower manufacturing costs. Selling, administrative, and research and development expenses decreased to 16.6% of revenues in the first nine months of 1997 versus 17.6% in the first nine months of 1996, primarily due to expense reductions as a result of a Company-wide objective to reduce administrative costs.

INTEREST EXPENSE

Interest expense decreased to $15.9 million in the first nine months of 1997 from $20.3 million in the first nine months of 1996, primarily due to decreased commercial paper borrowings and higher interest expense in 1996 due to debt assumed from acquisitions.

OTHER INCOME

Other income increased to $10.1 million for the first nine months of 1997 from $3.9 million in 1996. This increase is primarily due to higher gains on the sale of operations, more interest income in 1997, and higher debt prepayment costs in 1996, partially offset by losses on sale of fixed assets in 1997.

NET INCOME

Net income of $426.8 million ($1.71 per share) in the first nine months of 1997 was 11.0% higher than 1996 nine-month net income of $352.0 million ($1.42 per share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 1997 decreased operating revenues for the first nine months of 1997 by approximately $82 million. Foreign currency fluctuations had no material impact on earnings for the first nine months of 1997 versus 1996.

FINANCIAL POSITION

Net working capital at September 30, 1997 and December 31, 1996 is summarized as follows:

(Dollars in Thousands)

                             Sept. 30,    Dec. 31,     Increase/
                               1997         1996      (Decrease)
                            ----------   ----------   ----------
Current Assets:
  Cash and equivalents      $  183,152   $  137,699    $ 45,453
  Trade receivables            875,089      840,092      34,997
  Inventories                  503,420      526,016     (22,596)
  Other                        185,015      197,285     (12,270)
                            ----------   ----------    --------
                             1,746,676    1,701,092      45,584
                            ----------   ----------    --------


Current Liabilities:
  Short-term debt              259,364      390,425    (131,061)
  Accounts payable and
    accrued expenses           748,490      760,989     (12,499)
  Other                         84,532       67,911      16,621
                            ----------   ----------    --------
                             1,092,386    1,219,325    (126,939)
                            ----------   ----------    --------

Net Working Capital         $  654,290   $  481,767    $172,523
                            ==========   ==========    ========

Current Ratio                     1.60         1.40
                            ==========   ==========

The increase in trade receivables for the first nine months of 1997 was primarily due to higher revenues in the third quarter of 1997 versus the fourth quarter of 1996. The increase in trade receivables was partially offset by the effect of foreign currency translation. The decrease in inventories from year-end 1996 is primarily due to currency translation.

The reduction in short-term debt is mainly due to the repayment of a portion of the 1996 Azon acquisition debt.

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






                            ILLINOIS TOOL WORKS INC.




Dated: November 14, 1997       By:  /s/ Michael W. Gregg
      -----------------------     ---------------------------------------------
                                  Michael W. Gregg,
                                  Senior Vice President and
                                  Controller, Accounting
                                  (Principal Accounting Officer)