Form 10-K
period 1997-12-31
ILLINOIS TOOL WORKS INC
filed 1998-03-31
CIK 49826

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM --------------- TO
                 ---------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X           No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1998, was approximately $11,300,000,000.

     Shares of Common Stock outstanding at March 10, 1998 -- 249,760,628.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

1997 Annual Report to Stockholders...............................Parts I, II, IV
Proxy Statement dated March 26, 1998 for Annual Meeting of Stockholders to be held on May 8, 1998.............................................Part III
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Illinois Tool Works Inc. (the "Company") was founded in 1912 and incorporated in 1915. The Company manufactures and markets a variety of products and systems that provide specific, problem-solving solutions for a diverse customer base worldwide. The Company has more than 365 operations in 34 countries. The Company's business units are divided into three segments:
Engineered Components, Industrial Systems and Consumables, and Leasing and Investments. Products in the Company's Engineered Components Segment include short lead-time components and fasteners primarily for automotive, construction and general industrial applications. This segment also manufactures specialty products such as adhesives and static-control equipment. Industrial Systems and Consumables products include longer lead-time machinery and related consumables primarily for food and beverage, construction, automotive and general industrial markets. They also manufacture specialty products for applications such as industrial spray coating and quality measurement. The Leasing and Investment segment makes investments that utilize the Company's cash flow, including mortgage-related investments, leveraged and direct financing leases of equipment, investments in properties and property developments, and affordable housing investments.

     In the first quarter of 1993, the Company acquired the Miller Group Ltd.("Miller"), a manufacturer of arc welding equipment, through an exchange of ITW voting Common Stock for all of the voting Common Stock of Miller. In early 1996, the Company acquired all of the voting stock of Hobart Brothers Company ("Hobart"), a manufacturer of welding products, in exchange for shares of ITW voting common stock. As a result, the Miller and Hobart acquisitions have been accounted for as poolings of interests in conformity with Generally Accepted Accounting Principles, specifically paragraphs 46 through 48 of Accounting Principles Board Opinion ("APB") No. 16. Accordingly, the results of operations for Miller and Hobart have been included in the Statement of Income as of the beginning of 1993 and 1996, respectively. The impact of Miller and Hobart on consolidated operating revenues, net income and net income per share was not significant. Therefore, the 1992 and 1995 financial statements have not been restated to reflect the acquisitions of Miller and Hobart, respectively.

     In late 1996, the Company acquired all of the outstanding common stock of Azon Limited ("Azon"), an Australian manufacturer of strapping and other industrial products. The acquisition has been accounted for as a purchase, and accordingly, the acquired net assets have been recorded at their estimated fair values at the date of acquisition. The results of operations have been included in the Statement of Income from the acquisition date, except for the Azon businesses which were expected to be sold, which were not consolidated at December 31, 1996. During 1997, the Company disposed of the majority of the Azon businesses which were expected to be sold. Based on the assumption that the Azon acquisition had occurred on January 1, 1996 or January 1, 1995, the Company's pro forma operating revenues, net income and net income per share would not have been significantly different.

     During the five-year period ending December 31, 1997, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.

CURRENT YEAR DEVELOPMENTS

     Refer to pages 18 through 22, Management's Discussion and Analysis, in the Company's 1997 Annual Report to Stockholders.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The percentage contributions to operating revenues for the last three years by industry segment are as follows:

                                                                   INDUSTRIAL
                                                      ENGINEERED   SYSTEMS AND   LEASING AND
                                                      COMPONENTS   CONSUMABLES   INVESTMENTS
                                                      ----------   -----------   -----------
1997................................................     42%           56%           2%
1996................................................     43%           56%           1%
1995................................................     42%           57%           1%

     Segment and geographic data are included on pages 18 through 20 and 26 of the Company's 1997 Annual Report to Stockholders.

     The principal markets served by the Company's two manufacturing segments are as follows:

                                                              % OF OPERATING REVENUES
                                                              ------------------------
                                                                           INDUSTRIAL
                                                              ENGINEERED   SYSTEMS AND
                                                              COMPONENTS   CONSUMABLES
                                                              ----------   -----------
Automotive..................................................      39%          11%
Construction................................................      29%          13%
General Industrial..........................................      14%          27%
Food and Beverage...........................................      --%          16%
Industrial Capital Goods....................................       3%           7%
Consumer Durables...........................................       9%           3%
Paper Products..............................................       --           7%
Electronics.................................................       4%           4%
Other.......................................................       2%          12%
                                                                 ----         ----
                                                                 100%         100%
                                                                 ====         ====

     Operating results of the segments are described on pages 18 through 20 and 26 of the Company's 1997 Annual Report to Stockholders.

BACKLOG

     Backlog generally is not considered a significant factor in the Company's businesses as relatively short delivery periods and rapid inventory turnover are characteristic of many of its products.

     Backlog by manufacturing segment as of December 31, 1997 and 1996 is summarized as follows:

                                                                   BACKLOG IN
                                                              THOUSANDS OF DOLLARS
                                                       -----------------------------------
                                                                    INDUSTRIAL
                                                       ENGINEERED   SYSTEMS AND
                                                       COMPONENTS   CONSUMABLES    TOTAL
                                                       ----------   -----------   --------
1997.................................................   $265,000     $231,000     $496,000
1996.................................................   $238,000     $221,000     $459,000

     Backlog orders scheduled for shipment beyond calendar year 1998 were not material in either manufacturing segment as of December 31, 1997.

     The information set forth below is equally applicable to all industry segments of the Company unless otherwise noted.

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

RESEARCH AND DEVELOPMENT

     The Company's growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 27 of the Company's 1997 Annual Report to Stockholders. Research and development expenditures in 1997 in local currencies were consistent with 1996, however U.S. dollar expenditures decreased in 1997 as a result of the negative impact of foreign currencies against the U.S. dollar.

     The Company owns approximately 1,770 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 333 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

     The Company believes that many of its patents are valuable and important. Nevertheless, the Company credits its leadership in the markets it serves to engineering capability; manufacturing techniques, skills and efficiency; marketing and sales promotion; and service and delivery of quality products to its customers.

TRADEMARKS

     Many of the Company's products are sold under various trademarks owned or licensed by the Company. Among the most significant are: ITW, Apex, Buildex, Deltar, Devcon, DeVilbiss, Fastex, Hi-Cone, Hobart, Keps, Magnaflux, Miller, Minigrip, Newtec, Oxo, Paktron, Paslode, Powcon, Ramset, Ransburg, Red Head, Shakeproof, Signode, Teks, Tenax and Zip-Pak.

ENVIRONMENTAL

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

EMPLOYEES

     The Company employed approximately 25,700 persons as of December 31, 1997 and considers its employee relations to be excellent.

INTERNATIONAL

     The Company's international operations include subsidiaries, joint ventures and licensees in 34 countries on six continents. These operations serve such markets as automotive, food and beverage, construction, general industrial, industrial capital goods and others on a worldwide basis. The Company's international subsidiaries contributed approximately 36% of operating revenues in 1997 and 1996.

     Refer to pages 18 through 22 in the Company's 1997 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

YEAR 2000

     Refer to page 22 in the Company's 1997 Annual Report to Stockholders for discussion of the effect on the Company of the Year 2000 computer issue.

EXECUTIVE OFFICERS

     Executive Officers of the Company as of March 23, 1998:

NAME                                                                OFFICE                          AGE
----                                                                ------                          ---
Thomas W. Buckman........................    Vice President, Patents and Technology                 60
W. James Farrell.........................    Chairman and Chief Executive Officer                   55
Russell M. Flaum.........................    Executive Vice President                               47
Michael W. Gregg.........................    Senior Vice President and Controller, Accounting       62
Thomas J. Hansen.........................    Executive Vice President                               49
Stewart S. Hudnut........................    Senior Vice President, General Counsel and Secretary   58
John Karpan..............................    Senior Vice President, Human Resources                 57
Jon C. Kinney............................    Senior Vice President and Chief Financial Officer      55
Dennis J. Martin.........................    Executive Vice President                               47
Frank S. Ptak............................    Vice Chairman                                          54
F. Ronald Seager.........................    Executive Vice President                               57
Harold B. Smith..........................    Chairman of the Executive Committee                    64
David B. Speer...........................    Executive Vice President                               46
Allan C. Sutherland......................    Senior Vice President                                  34
Donald L. VanErden.......................    Vice President, Research and Advanced Development      62
Hugh J. Zentmeyer........................    Executive Vice President                               51

     Except for Messrs. Hansen, Kinney, Martin, Speer, Sutherland, and Zentmeyer, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. The executive officers of the Company serve at the pleasure of the Board of Directors. Mr. Hansen joined the Company in 1980 and has held various management positions within the Company's Engineered Components segment. Mr. Kinney joined the Company in 1973 and has served as Vice President and Controller, Operations, and Group Controller of several of the Company's businesses. Mr. Martin joined the Company in 1991 and has held several management positions in the Industrial Systems and Consumables segment. Mr. Speer joined the Company in 1978 and has held various sales, marketing and general management positions within the Engineered Components segment. Mr. Sutherland joined the Company in 1993 after serving as a senior tax manager with Ernst & Young and has served the Company in various capacities, most recently as Vice President of Leasing and Investments. Mr. Zentmeyer joined Signode Corporation (which was acquired by the Company in 1986) in 1968 and has held various management positions in the Industrial Systems and Consumables segment.

ITEM 2.  PROPERTIES

     As of December 31, 1997 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

                                                      NUMBER            FLOOR SPACE
                                                        OF        ------------------------
                                                    PROPERTIES    OWNED    LEASED    TOTAL
                                                    ----------    -----    ------    -----
                                                                   (IN MILLIONS OF SQUARE
                                                                           FEET)
Domestic --
  Engineered Components...........................     103         4.1      2.0       6.1
  Industrial Systems and Consumables..............      85         3.6      1.7       5.3
  Leasing and Investments.........................      20          .9       .1       1.0
                                                       ---        ----      ---      ----
                                                       208         8.6      3.8      12.4
                                                       ---        ----      ---      ----
International --
  Engineered Components...........................      69         1.8       .6       2.4
  Industrial Systems and Consumables..............      66         2.6       .9       3.5
                                                       ---        ----      ---      ----
                                                       135         4.4      1.5       5.9
                                                       ---        ----      ---      ----
Corporate.........................................      12         1.3       --       1.3
                                                       ---        ----      ---      ----
                                                       355        14.3      5.3      19.6
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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     This information is incorporated by reference to page 39 of the Company's 1997 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     This information is incorporated by reference to pages 40 and 41 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is incorporated by reference to pages 18 through 22 of the Company's 1997 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is incorporated by reference to page 22 of the Company's 1997 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and report thereon of Arthur Andersen LLP dated January 27, 1998, as found on pages 23 through 38 and supplementary data on page 39 of the Company's 1997 Annual Report to Stockholders, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding the Directors of the Company is incorporated by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

     Information regarding the Executive Officers of the Company can be found in
Part I of this Annual Report on Form 10-K on page 4.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information under the caption "Security Ownership" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dennis J. Martin, Executive Vice President, had an non-interest bearing relocation loan outstanding in 1997. The maximum amount of the loan outstanding in 1997 was $107,000, which by March 26, 1998 had been reduced to $50,000.

     Frank S. Ptak, Vice Chairman, had loans bearing interest at a rate of 5.91% per annum related to stock transactions outstanding in 1997. The maximum amount of the loan outstanding in 1997 was $63,675, which by February 28, 1998, had been reduced to $60,593.

     Additional information is incorporated by reference to the information under the captions "Directors Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The financial statements and report thereon of Arthur Andersen LLP dated January 27, 1998 as found on pages 23 through 39 of the Company's 1997 Annual Report to Stockholders, are incorporated by reference.

  (2) Financial Statement Schedule

     The following supplementary financial data should be read in conjunction with the financial statements and notes thereto as presented in the Company's 1997 Annual Report to Stockholders. Schedules not included with this supplementary financial data have been omitted because they are not applicable, immaterial or the required information is included in the financial statements or the related notes to financial statements.

                                                              SCHEDULE   PAGE
                                                                NO.      NO.
                                                              --------   ----
Valuation and Qualifying Accounts...........................     II       10

  (3) Exhibits

     (i) See the Exhibit Index on page 11 of this Form 10-K.

     (ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 1997, with the exception of the agreements related to the 7 1/2% and 5 7/8% Notes, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with
Exhibit 4 to the Securities and Exchange Commission upon request.

  (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Illinois Tool Works Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Illinois Tool Works Inc.'s 1997 Annual Report to Stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP
Chicago, Illinois,
January 27, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 1998.

                                          ILLINOIS TOOL WORKS INC.

                                          By      /s/ W. JAMES FARRELL
                                            ------------------------------------
                                                      W. James Farrell
                                                   Director, Chairman and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March 1998.

                    SIGNATURES                                            TITLE
                    ----------                                            -----

                /s/ JON C. KINNEY                     Senior Vice President and Chief Financial
--------------------------------------------------      Officer,
                  Jon C. Kinney                         (Principal Accounting and Financial Officer)

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

                                                                     SCHEDULE II

                            ILLINOIS TOOL WORKS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                                                 DEDUCTIONS
                                                                    -------------------------------------
                                                                    RECEIVABLES
                           BALANCE AT   PROVISIONS                  WRITTEN OFF,                             BALANCE
                           BEGINNING    CHARGED TO                     NET OF                       (1)      AT END
                           OF PERIOD      INCOME     ACQUISITIONS    RECOVERIES    DISPOSITIONS    OTHER    OF PERIOD
                           ----------   ----------   ------------   ------------   ------------   -------   ---------
                                                                 (IN THOUSANDS)

Year Ended December 31,
  1995:
  Allowance for
     uncollectible
     accounts............    19,600        6,889         2,672          (5,763)        (414)          516     23,500
Year Ended December 31,
  1996:
  Allowances for
     uncollectible
     accounts............    23,500        4,451         4,836         (10,319)         111          (179)    22,400
Year Ended December 31,
  1997:
  Allowance for
     uncollectible
     accounts............    22,400        6,268           989          (5,639)          --        (3,218)    20,800

---------------

(1) Includes the effects of foreign currency translation and other reserve adjustments.

                                 EXHIBIT INDEX

                           ANNUAL REPORT ON FORM 10-K
                                      1997

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3(a)     --   Restated Certificate of Incorporation of Illinois Tool Works
               Inc., as amended, filed as Exhibit 3(a) to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
 3(b)     --   By-laws of Illinois Tool Works Inc., as amended, filed as
               Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q
               for the quarterly period ended March 31, 1997 (Commission
               File No. 1-4797) and incorporated herein by reference.
 4(a)     --   Indenture, dated as of November 1, 1986, between Illinois
               Tool Works Inc. and The First National Bank of Chicago, as
               Trustee, filed as Exhibit 4 to the Company's Registration
               Statement on Form S-3 (Registration Statement No. 33-5780)
               filed with the Securities and Exchange Commission on May 14,
               1986 and incorporated herein by reference.
 4(b)     --   Resignation of Trustee and Appointment of Successor under
               Indenture (Exhibit 4(a)), filed as Exhibit 4(b) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1989 (Commission File No. 1-4797) and
               incorporated herein by reference.
 4(c)     --   First Supplemental Indenture, dated as of May 1, 1990
               between Illinois Tool Works Inc. and Harris Trust and
               Savings Bank, as Trustee, filed as Exhibit 4-3 to the
               Company's Post-Effective Amendment No. 1 to Registration
               Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and
               incorporated herein by reference.
 4(d)     --   Officers' Certificate Pursuant to Sections 2.01 and 2.04 of
               the Indenture (Exhibit 4(a) as amended by Exhibit 4(c))
               related to the 5 7/8% Notes due March 1, 2000, filed as
               Exhibit 4(e) to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1992 (Commission File No.
               1-4797) and incorporated herein by reference.
 4(e)     --   Form of 7 1/2% Notes due December 1, 1998, filed as Exhibit
               4 to the Company's Current Report on Form 8-K dated December
               2, 1991 and incorporated herein by reference.
 4(f)     --   Form of 5 7/8% Notes due March 1, 2000, filed as Exhibit
               4(f) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1992 (Commission File No.
               1-4797) and incorporated herein by reference.
10(a)     --   Illinois Tool Works Inc. 1996 Stock Incentive Plan, dated
               February 16, 1996, as amended on December 12, 1997.
10(b)     --   Illinois Tool Works Inc. 1982 Executive Contributory
               Retirement Income Plan adopted December 13, 1982, filed as
               Exhibit 10(c) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990 (Commission File
               No. 1-4797) and incorporated herein by reference.
10(c)     --   Illinois Tool Works Inc. 1985 Executive Contributory
               Retirement Income Plan adopted December 1985, filed as
               Exhibit 10(d) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990 (Commission File
               No. 1-4797) and incorporated herein by reference.
10(d)     --   Amendment to the Illinois Tool Works Inc. 1985 Executive
               Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company's Quarterly Report on Form
               10-Q for the quarterly period ended June 30, 1996
               (Commission File No. 1-4797) and incorporated herein by
               reference.
10(e)     --   Illinois Tool Works Inc. Executive Incentive Plan adopted
               February 16, 1996, filed as Exhibit 10(a) to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(f)     --   Supplemental Plan for Employees of Illinois Tool Works Inc.,
               effective January 1, 1989, filed as Exhibit 10(d) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1989 (Commission File No. 1-4797) and
               incorporated herein by reference.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10(g)     --   Non-officer directors' restricted stock program, and
               non-officer directors' phantom stock plan, descriptions of which are under the caption "Directors' Compensation" in the
               Company's Proxy Statement for the 1998 Annual Meeting of
               Stockholders.
10(h)     --   Illinois Tool Works Inc. Outside Directors' Deferred Fee
               Plan dated December 12, 1980.
10(i)     --   Illinois Tool Works Inc. Phantom Stock Plan for Non-officer
               Directors, filed as Exhibit 10(e) to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(j)     --   Underwriting Agreement dated November 20, 1991, related to the 7 1/2% Notes due December 1, 1998, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 2,
               1991 and incorporated herein by reference.
10(k)     --   Underwriting Agreement dated February 23, 1993, related to the 5 7/8% Notes due March 1, 2000, filed as Exhibit 10(j)
               to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-4797)
               and incorporated herein by reference.
10(l)     --   Illinois Tool Works Inc. 1993 Executive Contributory
               Retirement Income Plan, filed as Exhibit 10(a) to the
               Company's Quarterly Report on Form 10-Q for the quarterly
               period ended March 31, 1993 (Commission File No. 1-4797) and incorporated herein by reference.
10(m)     --   Amendment to the Illinois Tool Works Inc. 1993 Executive
               Contributory Retirement Income Plan dated December 5, 1994, filed as Exhibit 10(n) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1994
               (Commission File No. 1-4797) and incorporated herein by
               reference.
10(n)     --   Amendment to the Illinois Tool Works Inc. 1993 Executive
               Contributory Retirement Income Plan dated June 24, 1996,
               filed as Exhibit 10(d) to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended June 30, 1996
               (Commission File No. 1-4797) and incorporated herein by
               reference.
13        --   The Company's 1997 Annual Report to Stockholders, pages
               18 -- 41.
21        --   Subsidiaries and Affiliates of the Company.
22        --   Information under the captions "Election of Directors,"
               "Executive Compensation" and "Security Ownership" in the
               Company's Proxy Statement for the 1998 Annual Meeting of
               Stockholders.
23        --   Consent of Arthur Andersen LLP.
24        --   Powers of Attorney.
27        --   Financial Data Schedule.
99        --   Description of the capital stock of Illinois Tool Works
               Inc., filed as Exhibit 99 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1997
               (Commission File No. 1-4797) and incorporated herein by
               reference.