Form 10-Q
period 1998-03-31
ILLINOIS TOOL WORKS INC
filed 1998-05-15
CIK 49826

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               -------------------------------------------------

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------


Commission file number              1-4797
                       -------------------------------

                            ILLINOIS TOOL WORKS INC.
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                              36-1258310
----------------------------------------------  --------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     3600 West Lake Avenue, Glenview, IL              60025-5811
----------------------------------------------  -------------------------------
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)  (847) 724-7500
                                                     ---------------------------

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
                                       --      --

The  number  of  shares  of  registrant's  common  stock,   without  par  value,
outstanding at April 30, 1998: 249,886,684.

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

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF INCOME
                                (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                               Three Months Ended
                                    March 31
                             ----------------------
                                1998        1997
                             ----------  ----------

Operating Revenues           $1,340,991  $1,229,798
  Cost of revenues              873,957     807,317
  Selling, administrative,
    and research and develop-
    ment expenses               221,078     215,689
  Amortization of goodwill
    and other intangible
    assets                        9,777       8,532
  Amortization of retiree
    health care                   1,827       1,827
                             ----------   ---------
Operating Income                234,352     196,433
  Interest expense               (2,946)     (5,961)
  Other income                    2,752       3,583
                             ----------  ----------
Income Before Income Taxes      234,158     194,055
  Income taxes                   85,500      70,800
                             ----------  ----------
Net Income                   $  148,658  $  123,255
                             ==========  ==========

Per share of common stock:

  Basic net income               $ .60        $ .49
                                 =====        =====

  Diluted net income             $ .59        $ .49
                                 =====        =====

  Cash dividends:

     Paid                        $ .12        $.095
                                 =====        =====

     Declared                    $ .12        $.095
                                 =====        =====

Shares of common stock
  outstanding during the
  period:

  Average                      249,693      249,026
                               =======      =======

  Average assuming dilution    252,370      251,340
                               =======      =======

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                              (UNAUDITED)
(In Thousands)

ASSETS                           March 31, 1998      December 31, 1997
------                           --------------      -----------------

Current Assets:
  Cash and equivalents               $  206,544             $  185,856
  Trade receivables                     916,828                902,022
  Inventories                           530,423                522,996
  Deferred income taxes                 166,642                168,697
  Prepaid expenses and other
    current assets                       83,891                 79,071
                                     ----------             ----------
      Total current assets            1,904,328              1,858,642
                                     ----------             ----------
Plant and Equipment:
  Land                                   75,949                 78,055
  Buildings and improvements            490,323                485,845
  Machinery and equipment             1,436,719              1,387,502
  Equipment leased to others            107,356                107,345
  Construction in progress               81,791                 58,644
                                     ----------             ----------
                                      2,192,138              2,117,391
  Accumulated depreciation           (1,310,133)            (1,233,333)
                                     ----------             ----------
    Net plant and equipment             882,005                884,058
                                     ----------             ----------

Investments                           1,172,920              1,170,015
Goodwill                                803,454                774,250
Deferred Income Taxes                   383,278                379,738
Other Assets                            363,204                328,053
                                     ----------             ----------

                                     $5,509,189             $5,394,756
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  308,342             $  298,278
  Accounts payable                      270,265                269,088
  Accrued expenses                      440,909                458,381
  Cash dividends payable                 29,977                 29,952
  Income taxes payable                  133,908                102,181
                                     ----------             ----------
    Total current liabilities         1,183,401              1,157,880
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        848,651                854,328
  Other                                 568,222                576,094
                                     ----------             ----------
    Total non-current liabilities     1,416,873              1,430,422
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                            2,501                  2,499
  Additional paid-in-capital            289,556                287,153
  Income reinvested in the business   2,711,099              2,592,416
  Common stock held in treasury          (1,783)                (1,833)
  Cumulative translation adjustment     (92,458)               (73,781)
                                     ----------             ----------
      Total stockholders' equity      2,908,915              2,806,454
                                     ----------             ----------
                                     $5,509,189             $5,394,756
                                     ==========             ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)                                         Three Months Ended
                                                             March 31
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
Cash Provided by (Used for) Operating Activities:
  Net income                                           $148,658  $123,255
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      53,534    49,227
      Change in deferred income taxes                    (2,854)  (43,644)
      Provision for uncollectible accounts                1,371     1,113
      Loss on sale of plant and equipment                   504     4,800
      Income from investments                           (31,440)  (22,603)
      Non-cash interest on nonrecourse debt              11,772     8,444
      Gain on sale of operations and affiliates            (875)   (6,096)
      Other non-cash items, net                             313     2,848
                                                       --------  --------
        Cash provided by operating activities           180,983   117,344
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (24,761)  (30,228)
        Inventories                                     (13,477)  (16,162)
        Prepaid expenses and other assets               (13,343)  (19,096)
      Increase (decrease) in--
        Accounts payable                                  5,502    (7,651)
        Accrued expenses                                (13,915)   (5,405)
        Income taxes payable                             34,093    45,462
        Other, net                                        4,664     2 449
                                                       --------   -------
        Net cash provided by operating activities       159,746    86,713
                                                       --------   -------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates  (75,690)  (26,336)
  Additions to plant and equipment                      (51,461)  (39,701)
  Purchase of investments                                (4,162)   (2,395)
  Proceeds from investments                               6,169     5,645
  Proceeds from sale of plant and equipment               1,380     2,877
  Proceeds from sale of operations and affiliates         1,488    80,495
  Other, net                                              3,139    (1,440)
                                                       --------   -------
        Net cash provided by (used for)
          investing activities                         (119,137)   19,145
                                                       --------   -------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (29,952)  (23,538)
  Issuance of common stock                                2,454     2,158
  Net borrowings (repayments) of short-term debt         19,699   (67,567)
  Proceeds from long-term debt                              361       417
  Repayments of long-term debt                          (10,571)  (31,637)
  Other, net                                              1,730     1,586
                                                        -------  --------
      Net cash used for financing activities            (16,279) (118,581)
                                                        -------  --------
Effect of Exchange Rate Changes on Cash and Equivalents  (3,642)   (9,197)
                                                        -------  --------
Cash and Equivalents:
  Increase (decrease) during the period                  20,688   (21,920)
  Beginning of period                                   185,856   137,699
                                                       --------  --------
  End of period                                        $206,544  $115,779
                                                       ========  ========

Cash Paid During the Period for Interest               $  4,096  $  9,105
                                                       ========  ========

Cash Paid During the Period for Income Taxes           $ 48,733  $ 41,450
                                                       ========  ========

Liabilities Assumed from Acquisitions                  $  6,841  $ 24,933
                                                       ========  ========

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)



(1) INVENTORIES at March 31, 1998 and December 31, 1997 were as follows:
    -----------

    (In Thousands)

                                              March 31,  Dec. 31,
                                                1998       1997
                                              --------   --------

     Raw material                             $148,285   $145,851
     Work-in-process                            70,170     67,956
     Finished goods                            311,968    309,189
                                              --------   --------
                                              $530,423   $522,996
                                              ========   ========

(2)  NEW ACCOUNTING STANDARD:
     -----------------------

     During 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The only component of other comprehensive income that the Company has is foreign currency translation adjustments. The components of comprehensive income are as follows:

                                              March 31,  March 31,
                                                1998       1997
                                              --------   --------

     Net income                               $148,658   $123,255
     Foreign currency translation
       adjustments, net of tax                 (18,675)   (50,323)
                                              ---------  --------

       Total comprehensive income             $129,983   $ 72,932
                                              ========   ========

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT

Businesses in this segment manufacture short lead-time components and fasteners primarily for automotive, construction and general industrial applications. They also manufacture specialty products such as adhesives and static-control equipment.

(Dollars in Thousands)

                 Three months ended
                      March 31
                 ------------------
Operating
Revenues             1998      1997
-------------    --------  --------

North America    $404,404  $364,264

International     199,521   192,543
                 --------  --------

Total            $603,925  $556,807
                 ========  ========

                   Three months ended March 31
                 --------------------------------

Operating             1998              1997
Income             Income Margin    Income Margin
-------------    -------- ------  -------- ------

North America    $ 81,489   20.2% $ 68,907   18.9%

International      23,363   11.7    22,035   11.4
                 --------         --------

Total            $104,852   17.4  $ 90,942   16.3
                 ========         ========

In North  America,  unseasonably  high  demand in the  residential  construction markets and increased market penetration in the automotive and general industrial markets largely contributed to the increase in North American revenues and operating income compared with last year. Acquisitions also added to the growth in revenues and operating income. Margins grew due to higher revenues in the base businesses and increased leverage of selling and administrative expense.

Internationally, revenues increased in the first quarter of 1998 due to higher demand in the European automotive markets as a result of a stronger car build. Acquisitions also added approximately 8% to the revenue growth. The construction businesses experienced flat revenue growth as the French and UK construction markets remained soft. Currency translation moderated revenue growth by 9%. Operating income and margins increased due to revenue growth in the automotive markets and cost reductions in the European construction operations.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment produce longer lead-time machinery and related consumables primarily for the food and beverage, construction, automotive and general industrial markets. They also manufacture specialty products for applications such as industrial spray coating and quality measurement.

(Dollars in Thousands)

                 Three months ended
                       March 31
Operating
Revenues             1998      1997
-------------    --------  --------

North America    $523,181  $490,450

International     255,447   216,988
                 --------  --------

Total            $778,628  $707,438
                 ========  ========

                 Three months ended March 31
               --------------------------------

Operating            1998            1997
Income           Income Margin   Income  Margin
-------------  -------- ------  -------  ------

North America  $ 86,137   16.5% $73,952    15.1%

International    29,630   11.6   23,077    10.6
               --------         -------

Total          $115,767   14.9  $97,029    13.7
               ========         =======

In North America, increased demand in the U.S. construction and general industrial markets fueled the growth in North American revenues. The welding, decorating, finishing systems, Signode strapping and stretch film operations all benefited from the increased demand. Operating income and margins increased compared with last year due to increased revenues from base businesses and cost improvements.

Internationally, the European Signode and stretch films operations primarily contributed to the revenue growth. Acquisitions in the Signode and stretch film businesses added 22% to the revenue increase, while currency translation decreased revenues by 12%. Margins increased due to higher revenues and cost reductions. Margin growth was tempered by acquisitions which have overall higher costs than the average base international businesses in this segment.

LEASING AND INVESTMENTS SEGMENT

This segment makes opportunistic investments that optimally utilize the Company's cash flow. These investments primarily include mortgage-related investments, leveraged and direct financing leases of equipment, investments in properties and property developments, and affordable housing investments.

(Dollars in Thousands)

                 Three months ended
                       March 31
                 ------------------

                     1998      1997
                  -------   -------
Operating
revenues          $35,015   $31,837
                  =======   =======

Operating
income            $13,733   $ 8,462
                  =======   =======

Revenues and operating income increased primarily due to the commercial mortgage transaction entered into at year-end 1997.

OPERATING REVENUES

The reconciliation of segment operating revenues to total company operating revenues is as follows:

                                            1998          1997
                                      ----------    ----------

Engineered components                 $  603,925    $  556,807
Industrial systems and consumables       778,628       707,438
Leasing and investments                   35,015        31,837
                                      ----------    ----------
  Total segment operating revenues    $1,417,568    $1,296,082
Intersegment revenues                    (76,577)      (66,284)
                                      ----------    ----------
  Total company operating revenues    $1,340,991    $1,229,798
                                      ==========    ==========

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 65.2% in the first three months of 1998 versus 65.6% in the first three months of 1997, due to increased sales volume coupled with lower manufacturing costs. Selling, administrative, and research and development expenses decreased to 16.5% of revenues in the first three months of 1998 versus 17.5% in the first three months of 1997, primarily due to expense reductions as a result of a Comapny-wide objective to reduce administrative costs.

INTEREST EXPENSE

Interest expense decreased to $2.9 million in the first three months of 1998 from $6.0 million in the first three months of 1997, primarily due to decreased short-term borrowings.

OTHER INCOME

Other income decreased to $2.8 million for the first three months of 1998 from $3.6 million in 1997. This increase is primarily due to higher gains on the sale of operations in 1997, partially offset by losses on the sale of fixed assets in 1997.

NET INCOME

Net income of $148.7 million ($0.59 per diluted share) in the first three months of 1998 was 20.6% higher than the 1997 first quarter net income of $123.3 million ($0.49 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 1998 decreased operating revenues by approximately $44 million and decreased net income per diluted share by approximately 2 cents per diluted share.

FINANCIAL POSITION

Net working capital at March 31, 1998 and December 31, 1997 is summarized as follows:

(Dollars in Thousands)

                             March 31,    Dec. 31,     Increase/
                               1998         1997      (Decrease)
                            ----------   ----------   ----------
Current Assets:
  Cash and equivalents      $  206,544   $  185,856   $   20,688
  Trade receivables            916,828      902,022       14,806
  Inventories                  530,423      522,996        7,427
  Other                        250,533      247,768        2,765
                            ----------   ----------   ----------
                             1,904,328    1,858,642       45,686
                            ----------   ----------   ----------


Current Liabilities:
  Short-term debt              308,342      298,278       10,064
  Accounts payable and
    accrued expenses           711,174      727,469      (16,295)
  Other                        163,885      132,133       31,752
                            -----------  ----------     --------
                             1,183,401    1,157,880       25,521
                            -----------  ----------     --------

Net Working Capital         $  720,927   $  700,762     $ 20,165
                            ==========   ==========     ========

Current Ratio                     1.61         1.61
                            ==========   ==========

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






                                    ILLINOIS TOOL WORKS INC.




Dated:  May 15, 1998         By: /s/ Jon C. Kinney
      ---------------------      ------------------------------------
                                 Jon C. Kinney, Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)