Form 10-Q
period 1998-06-30
ILLINOIS TOOL WORKS INC
filed 1998-08-14
CIK 49826

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               ________________________________________________

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 1-4797
                       ________________________________________________________

                            ILLINOIS TOOL WORKS INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

Delaware                                 36-1258310
________________________________________ ______________________________________
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

3600 West Lake Avenue, Glenview, IL      60025-5811
________________________________________ ______________________________________
(Address of principal executive offices) (Zip Code) offices)

(Registrant's telephone number, including area code)  (847) 724-7500
                                                     __________________________

Former address:
_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X .  No     .

The  number  of  shares  of   registrant's   common   stock,   without   par
value, outstanding at July 31, 1998:  249,965,686.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                               Three Months Ended       Six Months Ended
                                    June 30                 June 30
                             ----------------------  ----------------------
                                1998        1997        1998        1997
                             ----------  ----------  ----------  ----------

Operating Revenues           $1,420,461  $1,326,344  $2,761,452  $2,556,142
  Cost of revenues              910,889     854,352   1,784,846   1,661,669
  Selling, administrative,
    and research and develop-
    ment expenses               213,662     215,855     434,740     431,544
Amortization of goodwill
    and other intangible
    assets                       10,397       8,492      20,174      17,024
  Amortization of retiree
    health care                   1,826       1,826       3,653       3,653
                             ----------  ----------  ----------  ----------
Operating Income                283,687     245,819     518,039     442,252
  Interest expense               (2,293)     (5,617)     (5,239)    (11,578)
  Other income (expense)         (4,315)      3,092      (1,563)      6,675
                             ----------  ----------  ----------  ----------
Income Before Income Taxes      277,079     243,294     511,237     437,349
  Income taxes                  101,100      88,900     186,600     159,700
                             ----------  ----------  ----------  ----------
Net Income                   $  175,979  $  154,394     324,637  $  277,649
                             ==========  ==========  ==========  ==========

Per share of common stock:

  Basic Net Income                $0.70       $0.62       $1.30       $1.11
                                  =====       =====       =====       =====

  Diluted Net Income              $0.70       $0.61       $1.29       $1.10
                                  =====       =====       =====       =====

  Cash dividends:

     Paid                         $0.12       $.095       $0.24       $.190
                                  =====       =====       =====       =====

     Declared                     $0.12       $.120       $0.24       $.215
                                  =====       =====       =====       =====

Shares of common stock
  outstanding during the
  period:

  Average                       249,889     249,231     249,789     249,130

  Average assuming dilution     252,678     251,704     252,526     251,556

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In Thousands)

ASSETS                            June 30, 1998      December 31, 1997
------                            -------------      -----------------

Current Assets:
  Cash and equivalents               $  108,422             $  185,856
  Trade receivables                     935,082                902,022
  Inventories                           532,229                522,996
  Deferred income taxes                 167,363                168,697
  Prepaid expenses and other
    current assets                       73,772                 79,071
                                     ----------             ----------
      Total current assets            1,816,868              1,858,642
                                     ----------             ----------
Plant and Equipment:
  Land                                   72,676                 78,055
  Buildings and improvements            499,844                485,845
  Machinery and equipment             1,441,448              1,387,502
  Equipment leased to others            103,860                107,345
  Construction in progress               95,953                 58,644
                                     ----------             ----------
                                      2,213,781              2,117,391
  Accumulated depreciation           (1,326,703)            (1,233,333)
                                     ----------             ----------
    Net plant and equipment             887,078                884,058
                                     ----------             ----------

Investments                           1,172,985              1,170,015
Goodwill                                850,082                774,250
Deferred Income Taxes                   381,633                379,738
Other Assets                            460,376                328,053
                                     ----------             ----------

                                     $5,569,022             $5,394,756
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Short-term debt                    $  307,855             $  298,278
  Accounts payable                      261,593                269,088
  Accrued expenses                      438,170                458,381
  Cash dividends payable                 29,992                 29,952
  Income taxes payable                   81,099                102,181
                                     ----------             ----------
    Total current liabilities         1,118,709              1,157,880
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        841,767                854,328
  Other                                 560,430                576,094
                                     ----------             ----------
    Total non-current liabilities     1,402,197              1,430,422
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                            2,502                  2,499
  Additional Paid-in-Capital            291,849                287,153
  Income reinvested in the business   2,857,086              2,592,416
  Common stock held in treasury          (1,783)                (1,833)
  Cumulative translation adjustment    (101,538)               (73,781)
                                     ----------             ----------
      Total stockholders' equity      3,048,116              2,806,454
                                     ----------             ----------
                                     $5,569,022             $5,394,756
                                     ==========             ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)                                          Six Months Ended
                                                             June 30
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
Cash Provided by (Used for) Operating Activities:
  Net income                                            324,637  $277,649
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     107,371    97,337
      Change in deferred income taxes                       276    (2,962)
      Provision for uncollectible accounts                2,141     2,225
      Loss on sale of plant and equipment                 3,765     5,461
      Income from investments                           (62,306)  (43,905)
      Non-cash interest on nonrecourse debt              23,706    16,670
      (Gain)loss on sale of operations and affiliates     3,293    (7,073)
      Other non-cash items, net                             718     2,657
                                                       --------  --------
        Cash provided by operating activities           403,601   348,059
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (41,576)  (78,289)
        Inventories                                      (9,804)   (9,234)
        Prepaid expenses and other assets               (31,136)  (31,791)
      Increase (decrease) in--
        Accounts payable                                 (6,143)    7,112
        Accrued expenses                                (26,799)    2,185
        Income taxes payable                            (21,061)   (7,508)
      Other, net                                          7,194     3,926
                                                       --------  --------
        Net cash provided by operating activities       274,276   234,460
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates (229,509) (160,636)
  Additions to plant and equipment                     (104,856)  (81,462)
  Purchase of investments                                (7,829)   (5,753)
  Proceeds from investments                              22,165    18,138
  Proceeds from sale of plant and equipment               2,228     6,873
  Proceeds from sale of operations and affiliates         9,845   102,513
  Other, net                                              6,075    (2,364)
                                                       --------  --------
        Net cash used for investing activities         (301,881) (122,691)
                                                       --------  --------
Cash Provided
by (Used for) Financing Activities:
  Cash dividends paid                                   (59,929)  (47,205)
  Issuance of common stock                                4,748     4,902
  Net borrowings (repayments)of short-term debt           7,807    (9,579)
  Proceeds from long-term debt                               45       679
  Repayments of long-term debt                             (816)  (31,662)
  Other, net                                                (31)    1,854
                                                       --------  --------
      Net cash used for financing activities            (48,176)  (81,011)
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents  (1,653)  (10,951)
                                                       --------  --------
Cash and Equivalents:
  Increase (decrease) during the period                 (77,434)   19,807
  Beginning of period                                   185,856   137,699
                                                       --------  --------
  End of period                                         108,422  $157,506
                                                       ========  ========

Cash Paid During the Period for Interest               $ 13,408  $ 16,960
                                                       ========  ========

Cash Paid During the Period for Income Taxes           $145,440  $138,228
                                                       ========  ========

Liabilities Assumed from Acquisitions                  $ 20,995  $ 28,679
                                                       ========  ========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1) INVENTORIES at June 30, 1998 and December 31, 1997 were as follows:
    -----------

    (In Thousands)


                                              June 30,   Dec. 31,
                                                1998       1997
                                              --------   --------

     Raw material                             $165,144   $145,851
     Work-in-process                            64,197     67,956
     Finished goods                            302,888    309,189
                                              --------   --------

                                              $532,229   $522,996
                                              ========   ========

(2)  NEW ACCOUNTING STANDARDS:
     ------------------------

     During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a separate financial statement. The only component of other comprehensive income that the Company has is foreign currency translation adjustments. The components of comprehensive income are as follows:

                                    Three Months Ended   Six Months Ended
                                          June 30             June 30
                                    --------  --------  --------  --------
                                      1998      1997      1998      1997
                                    --------  --------  --------  --------

     Net income                     $175,979  $154,394  $324,637  $277,649
     Foreign currency translation
       adjustments, net of tax        (9,081)   (7,929)  (27,756)  (58,252)
                                    --------  --------  --------  --------
     Total comprehensive income     $166,898  $146,465  $296,881  $219,397
                                    ========  ========  ========  ========

     Effective for fiscal years beginning after June 15, 1999, the Company is required to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will either be reported as gain or loss in current earnings or as a component of comprehensive income. Upon adoption of the new standard, the Company does not expect net income or comprehensive income to be materially affected.

Item 2 - Management's Discussion and Analysis

ENGINEERED COMPONENTS SEGMENT

Businesses in this segment manufacture short lead-time components and fasteners primarily for automotive, construction and general industrial applications. They also manufacture specialty products such as adhesives and static-control equipment.

(Dollars in Thousands)

                 Three months ended      Six months ended
                      June 30                 June 30
                 ------------------   ----------------------
Operating
Revenues             1998      1997         1998        1997
---------        --------  --------   ----------  ----------

North America    $412,778  $391,559   $  817,182  $  755,823

International     225,132   212,921      424,653     405,464
                 --------  --------   ----------  ----------

Total            $637,910  $604,480   $1,241,835  $1,161,287
                 ========  ========   ==========  ==========


                 Three months ended June 30        Six months ended June 30
              -------------------------------  --------------------------------

Operating          1998            1997             1998             1997
Income        Income  Margin  Income   Margin  Income   Margin  Income   Margin
---------     --------------  ---------------  ---------------  ---------------

North America $ 90,444  21.9% $ 77,362   19.8% $171,933   21.0% $146,269   19.4%

International   33,416  14.8    35,229   16.5    56,779   13.4    57,264   14.1
              --------        --------         --------         --------

Total         $123,860  19.4  $112,591   18.6  $228,712   18.4  $203,533   17.5
              ========        ========         ========         ========

In North America, revenues and operating income increased in the second quarter and first half of 1998 compared with last year largely due to acquisitions, which contributed 4% to the revenue growth for both periods. The automotive, general industrial and construction businesses were the primary contributors to revenue growth for both the three-month and six-month periods in the base businesses. Margins grew for the second quarter and first half of the year as a result of higher revenues in the base businesses without a corresponding increase in expenses.

Internationally, revenues increased in the current period and first half of 1998 compared with last year largely due to acquisitions, which contributed 8% to the revenue growth for both periods. The automotive and general industrial businesses were the primary contributors to the base businesses' revenue growth for both the current and year-to-date periods. Currency translation moderated revenue growth by 6% in the second quarter and 7% for the first half of 1998. Operating income decreased in the second quarter of 1998 compared to the prior year as a result of higher nonrecurring costs in 1998 and the unfavorable effect of foreign currency translation. Operating income growth in the base businesses was moderated as a result of pricing pressures in the Australasian construction businesses. Operating income decreased in the first half of 1998 compared to last year primarily as a result of the negative effects of foreign currency translation. Margins were down due to restructuring expenses and price pressures in the construction businesses and the effect of lower margins for acquired companies.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment produce longer lead-time machinery and related consumables primarily for the food and beverage, construction, automotive and general industrial markets. They also manufacture specialty products for applications such as industrial spray coating and quality measurement.

(Dollars in Thousands)

                 Three months ended      Six months ended
                      June 30                 June 30
                 ------------------   ----------------------
Operating
Revenues             1998      1997         1998        1997
---------        --------  --------   ----------  ----------

North America    $537,066  $539,612   $1,060,247  $1,030,062

International     283,955   230,642      539,402     447,630
                 --------  --------   ----------  ----------

Total            $821,021  $770,254   $1,599,649  $1,477,692
                 ========  ========   ==========  ==========


                 Three months ended June 30         Six months ended June 30
              --------------------------------  --------------------------------

Operating          1998             1997             1998             1997
Income        Income   Margin  Income   Margin  Income   Margin  Income   Margin
---------     ---------------  ---------------  ---------------  ---------------

North America $108,232   20.2% $ 91,737   17.0% $194,369   18.3% $165,689  16.1%

International   38,960   13.7    33,747   14.6    68,590   12.7    56,824  12.7
              --------         --------         --------         --------

Total         $147,192   17.9  $125,484   16.3  $262,959   16.4  $222,513  15.1
              ========         ========         ========         ========

Slower growth in the North American industrial markets resulted in slower growth or revenue declines in the majority of the businesses in the second quarter of 1998. Despite the decline in revenues, operating income and margins increased in the second quarter due to administrative and manufacturing cost reductions. For the first half of the year, the welding, finishing and marking and decorating operations largely contributed to the revenue and operating income increase. Year-to-date margins increased due to higher revenues from the base businesses and cost improvements.

Internationally, acquisitions added significantly to the revenue growth with a 22% contribution for the second quarter and the first half of 1998. For both periods, international revenues and operating income also increased due to increased sales in the stretch film equipment operations. The unfavorable effect of foreign currency translation decreased revenues by 9% in the current period and 10% for the first half of 1998. For both periods, margins increased in the base operations but the lower margins of acquired businesses more than offset the increase.

LEASING AND INVESTMENTS SEGMENT

This segment makes opportunistic investments that optimally utilize the Company's cash flow. These investments primarily include mortgage-related investments, leveraged and direct financing leases of equipment, investments in properties and property developments, and affordable housing investments.

(Dollars in Thousands)

                 Three months ended    Six months ended
                       June 30              June 30
                 ------------------   ------------------

                     1998      1997       1998      1997
                 --------  --------   --------  --------
Operating
revenues          $30,711   $23,446    $65,726   $55,283
                  =======   =======    =======   =======

Operating
income            $12,635   $ 7,744    $26,368   $16,206
                  =======   =======    =======   =======

Revenues and operating income increased primarily due to the commercial mortgage transaction entered into at year-end 1997.

OPERATING REVENUES

The reconciliation of segment operating revenues to total company operating revenues is as follows:


                                    Three months ended      Six months ended
                                          June 30               June 30
                                   ---------------------  ---------------------
                                         1998       1997       1998        1997
                                   ---------- ----------  ---------  ----------

Engineered components              $  637,910 $  604,480  $1,241,835 $1,161,287
Industrial systems and consumables    821,021    770,254   1,599,649  1,477,692
Leasing and investments                30,711     23,446      65,726     55,283
                                   ---------- ----------  ---------- ----------
  Total segment operating revenues  1,489,642  1,398,180   2,907,210  2,694,262
Intersegment revenues                 (69,181)   (71,836)   (145,758)  (138,120)
                                   ---------- ----------  ---------- ----------
  Total company operating revenues $1,420,461 $1,326,344  $2,761,452 $2,556,142
                                   ========== ==========  ========== ==========

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 64.6% in the first six months of 1998 versus 65.0% in the first six months of 1997 due to increased sales volume coupled with lower manufacturing costs. Selling, administrative, and research and development expenses decreased to 15.7% of revenues in the first six months of 1998 versus 16.9% in the first six months of 1997, primarily due to expense reductions as a result of a Company-wide objective to reduce administrative costs.

INTEREST EXPENSE

Interest expense decreased to $5.2 million in the first six months of 1998 from $11.6 million in the first six months of 1997, primarily due to decreased commercial paper borrowings and higher interest expense in 1997 due to debt related to acquisitions.

OTHER INCOME(EXPENSE)

Other expense was $1.6 million for the first six months of 1998 versus other income of $6.7 million in 1997, primarily due to losses on the sale of operations in 1998 versus gains on the sale of operations in 1997.

NET INCOME

Net income of $324.6 million ($1.29 per diluted share) in the first six months of 1998 was 16.9% higher than the 1997 first half net income of $277.6 million ($1.10 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 1998 decreased operating revenues for the first six months of 1998 by approximately $80.4 million and reduced earnings by approximately 3 cents per diluted share.

FINANCIAL POSITION

Net working capital at June 30, 1998 and December 31, 1997 is summarized as follows:
(Dollars in Thousands)

                             June 30,     Dec. 31,     Increase/
                               1998         1997      (Decrease)
                            ----------   ----------   ----------
Current Assets:
  Cash and equivalents      $  108,422   $  185,856     $(77,434)
  Trade receivables            935,082      902,022       33,060
  Inventories                  532,229      522,996        9,233
  Other                        241,135      247,768       (6,633)
                            ----------   ----------     --------
                             1,816,868    1,858,642      (41,774)
                            ----------   ----------     --------


Current Liabilities:
  Short-term debt              307,855      298,278        9,577
  Accounts payable and
    accrued expenses           699,763      727,469      (27,706)
  Other                        111,091      132,133      (21,042)
                            ----------   ----------     --------
                             1,118,709    1,157,880      (39,171)
                            ----------   ----------     --------

Net Working Capital         $  698,159   $  700,762     $ (2,603)
                            ==========   ==========     ========

Current Ratio                     1.62         1.61
                            ==========   ==========

The increase in trade receivables in the first half of 1998 was primarily due to higher revenues in the second quarter of 1998 versus the fourth quarter of 1997, partially offset by the effect of foreign currency translation.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on May 8, 1998. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

Nominees                            In Favor                      Withheld
--------                            --------                      --------
M. J. Birck                         217,387,794                   273,091
M. D. Brailsford                    217,386,639                   274,246
S. Crown                            217,363,605                   297,280
H. R. Crowther                      217,375,746                   285,138
W. J. Farrell                       217,348,374                   312,510
L. R. Flurry                        217,399,294                   261,591
R. C. McCormack                     217,401,259                   259,625
P. B. Rooney                        217,318,001                   342,883
H. B. Smith                         217,365,143                   295,742
O. J. Wade                          217,396,382                   264,502

Item 6 - Exhibits and Reports on Form 8-K
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






                               ILLINOIS TOOL WORKS INC.




Dated:  August 14, 1998        By: /s/ Jon C. Kinney
      -----------------------    --------------------------------------
                                   Jon C. Kinney, Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)