Form 10-Q
period 1998-09-30
ILLINOIS TOOL WORKS INC
filed 1998-11-16
CIK 49826

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1998
                               -------------------------------------------------

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number           1-4797
                       ----------------------------

                            ILLINOIS TOOL WORKS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    36-1258310
----------------------------------------------      ---------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     3600 West Lake Avenue, Glenview, IL                    60025-5811
----------------------------------------------      ---------------------------
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)      (847) 724-7500
                                                    ---------------------------

Former address:
-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
No      .

The number of shares of registrant's common stock, without par value, outstanding at October 31, 1998: 250,063,656.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                               Three Months Ended       Nine Months Ended
                                  September 30            September 30
                             ----------------------  ----------------------
                                   1998        1997        1998        1997

Operating Revenues           $1,377,212  $1,315,388  $4,138,664  $3,871,530
  Cost of revenues              888,741     857,495   2,673,587   2,519,164
  Selling, administrative,
    and research and develop-
    ment expenses               211,027     210,654     645,767     642,198
Amortization of goodwill
    and other intangible
    assets                       11,055       9,649      31,229      26,673
Amortization of retiree
    health care                   1,827       1,827       5,480       5,480
                             ----------  ----------  ----------  ----------
Operating Income                264,562     235,763     782,601     678,015
  Interest expense               (3,652)     (4,337)     (8,891)    (15,915)
  Other income (expense)         (2,840)      3,404      (4,403)     10,079
                             ----------  ----------  ----------  ----------
Income Before Income Taxes      258,070     234,830     769,307     672,179
  Income taxes                   94,200      85,700     280,800     245,400
                             ----------  ----------  ----------- ----------
Net Income                   $  163,870  $  149,130  $  488,507  $  426,779
                             ==========  ==========  ==========  ==========

Per share of common stock:

  Basic Net Income                $ .66       $ .60       $1.96       $1.71
                                  =====       =====       =====       =====

  Diluted Net Income              $ .65       $ .59       $1.94       $1.70
                                  =====       =====       =====       =====

  Cash dividends:

     Paid                         $ .12       $ .12       $ .36       $.310
                                  =====       =====       =====       =====

     Declared                     $ .15       $ .12       $ .39       $.335
                                  =====       =====       =====       =====


Shares of common stock
  outstanding during
  the period:

  Average                       249,973     249,389     249,848     249,214
                                =======     =======     =======     =======

  Average assuming dilution     252,268     251,878     252,424     251,664
                                =======     =======     =======     =======


                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In Thousands)



ASSETS                       September 30, 1998      December 31, 1997
                             ------------------      -----------------

Current Assets:
  Cash and equivalents               $  108,138             $  185,856
  Trade receivables                     997,328                902,022
  Inventories                           603,114                522,996
  Deferred income taxes                 172,086                168,697
  Prepaid expenses and other
    current assets                       67,340                 79,071
                                     ----------             ----------
      Total current assets            1,948,006              1,858,642
                                     ----------             ----------
Plant and Equipment:
  Land                                   70,485                 78,055
  Buildings and improvements            532,120                485,845
  Machinery and equipment             1,521,278              1,387,502
  Equipment leased to others            104,521                107,345
  Construction in progress               93,217                 58,644
                                     ----------             ----------
                                      2,321,621              2,117,391
  Accumulated depreciation           (1,370,581)            (1,233,333)
                                     ----------             ----------
    Net plant and equipment             951,040                884,058
                                     ----------             ----------

Investments                           1,172,956              1,170,015
Goodwill                              1,118,460                774,250
Deferred Income Taxes                   364,871                379,738
Other Assets                            411,052                328,053
                                     ----------             ----------

                                     $5,966,385             $5,394,756
                                     ==========             ==========



LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Short-term debt                    $  401,911             $  298,278
  Accounts payable                      286,296                269,088
  Accrued expenses                      493,528                458,381
  Cash dividends payable                 37,501                 29,952
  Income taxes payable                   70,137                102,181
                                     ----------             ----------
    Total current liabilities         1,289,373              1,157,880
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                        952,218                854,328
  Other                                 564,717                576,094
                                     ----------             ----------
    Total non-current liabilities     1,516,935              1,430,422
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                            2,503                  2,499
  Additional Paid-in-Capital            292,401                287,153
  Income reinvested in the business   2,983,456              2,592,416
  Common stock held in treasury          (1,783)                (1,833)
  Cumulative translation adjustment    (116,500)               (73,781)
                                     ----------             ----------
      Total stockholders' equity      3,160,077              2,806,454
                                     ----------             ----------
                                     $5,966,385             $5,394,756
                                     ==========             ==========
</TABLE)






                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



(In Thousands)




                                                        Nine Months Ended
                                                          September 30
                                                       -------------------
                                                            1998      1997
                                                       --------- ---------

Cash Provided by (Used for) Operating Activities:
  Net income                                           $ 488,507 $ 426,779
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      159,164   146,615
      Change in deferred income taxes                     20,183    12,291
      Provision for uncollectible accounts                 3,079     3,338
      Loss on sale of plant and equipment                  5,059     5,231
      Income from investments                            (97,670)  (68,996)
      Non-cash interest on nonrecourse debt               36,125    26,730
      (Gain) loss on sale of operations and affiliates     3,142    (7,153)
      Other non-cash items, net                            1,983     2,761
                                                       --------- ---------
        Cash provided by operating activities            619,572   547,596
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                                (16,226)  (70,500)
        Inventories                                        9,917    (5,731)
        Prepaid expenses and other assets                (25,722)  (26,430)
      Increase (decrease) in--
        Accounts payable                                 (32,969)    9,228
        Accrued expenses and other liabilities           (25,315)    9,386
        Income taxes payable                             (33,168)  (26,173)
        Other, net                                          (160)     (588)
                                                       --------- ---------
        Net cash provided by operating activities        495,929   436,788
                                                       --------- ---------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates  (597,970) (183,500)
  Additions to plant and equipment                      (149,967) (119,805)
  Purchase of investments                                 (9,238)   (9,436)
  Proceeds from investments                               33,711    26,904
  Proceeds from sale of plant and equipment               18,198    13,024
  Proceeds from sale of operations and affiliates         10,251   104,932
  Other, net                                               6,366     6,917
                                                       --------- ---------
        Net cash used for investing activities          (688,649) (160,964)
                                                       --------- ---------
Cash Provided by (Used for)Financing Activities:
  Cash dividends paid                                    (89,920)  (77,124)
  Issuance of common stock                                 5,301     5,406
  Net proceeds (repayments)of short-term debt            190,623  (111,708)
  Proceeds from long-term debt                            17,162       785
  Repayments of long-term debt                            (4,633)  (32,595)
  Other, net                                               2,286     3,210
                                                       --------- ---------
        Net cash provided by (used for)
          financing activities                           120,819  (212,026)
                                                       --------- ---------
Effect of Exchange Rate Changes on Cash and Equivalents   (5,817)  (18,345)
                                                       --------- ---------
Cash and Equivalents:
  Increase (decrease)during the period                   (77,718)   45,453
  Beginning of period                                    185,856   137,699
                                                       --------- ---------
  End of period                                        $ 108,138 $ 183,152
                                                       ========= =========

Cash Paid During the Period for Interest               $  20,223 $  24,552
                                                       ========= =========

Cash Paid During the Period for Income Taxes           $ 226,461 $ 219,989
                                                       ========= =========

Liabilities Assumed from Acquisitions                  $ 150,542 $  60,324
                                                       ========= =========


                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1) INVENTORIES at September 30, 1998 and December 31, 1997 were as follows:

    (In Thousands)


                                        September 30,   December 31,
                                             1998           1997
                                        -------------   ------------

     Raw material                            $173,918       $145,851
     Work-in-process                           90,837         67,956
     Finished goods                           338,359        309,189
                                             --------       --------

                                             $603,114       $522,996
                                             ========       ========

(2)  NEW ACCOUNTING STANDARDS:

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

     (In thousands)

                                    Three Months Ended   Nine Months Ended
                                       September 30        September 30
                                    ------------------  ------------------
                                        1998      1997      1998      1997
                                    --------  --------  --------  --------

     Net income                     $163,870  $149,130  $488,507  $426,779
     Foreign currency translation
       adjustments, net of tax       (14,962)  (34,529)  (42,719)  (92,781)
                                    --------  --------  --------  --------
     Total comprehensive income     $148,908  $114,601  $445,788  $333,998
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

(Dollars in Thousands)

                 Three months ended     Nine months ended
                    September 30          September 30
                 ------------------   ----------------------
Operating
Revenues             1998      1997         1998        1997
-------------    --------  --------   ----------  ----------

North America    $428,956  $382,520   $1,246,138  $1,138,343

International     211,449   193,404      636,102     598,868
                 --------  --------   ----------  ----------

Total            $640,405  $575,924   $1,882,240  $1,737,211
                 ========  ========   ==========  ==========


                  Three months ended September 30      Nine months ended September 30
                 ---------------------------------   ---------------------------------

Operating              1998              1997              1998              1997
Income             Income Margin     Income Margin     Income Margin     Income Margin
-------------    -------- -------  -------- ------   -------- ------   -------- ------

North America    $ 88,602   20.7%  $ 77,051   20.1%  $260,535   20.9%  $223,320   19.6%

International      31,085   14.7     28,332   14.6     87,864   13.8     85,596   14.3
                 --------          --------          --------          --------

Total            $119,687   18.7   $105,383   18.3   $348,399   18.5   $308,916   17.8
                 ========          ========          ========          ========


In North America, revenues increased in 1998 versus 1997 largely due to acquisitions, which contributed 10% and 6% to the revenue growth for the three-month and nine-month periods, respectively. For both the three-month and year-to-date periods, the general industrial and construction businesses were the primary contributors to revenue growth in the base businesses. Operating income grew for both periods of 1998 due to acquisitions and cost reductions in the base businesses. Margins improved in both periods due to cost improvements in the base businesses, partially offset by lower margins for the acquired businesses.

Internationally, revenues increased for both periods of 1998 compared with 1997 primarily due to acquisitions, which had contributions to revenue growth of 10% for the third quarter and 9% for the year-to-date period. The automotive and general industrial businesses were the primary contributors to the base businesses' revenue growth for both periods. The effect of unfavorable currency translation reduced revenues by 4% for the third quarter and 6% for the year-to-date period. Operating income increased for both the three-month and nine-month periods mainly due to cost reductions in the base businesses. Margins were flat in the third quarter and lower in the year-to-date period as a result of the lower margins of acquired companies offsetting the cost improvements in the base businesses.

INDUSTRIAL SYSTEMS AND CONSUMABLES SEGMENT

Businesses in this segment produce longer lead-time machinery and related consumables primarily for the food and beverage, construction, automotive and general industrial markets. They also manufacture specialty products for applications such as industrial spray coating and quality measurement.

(Dollars in Thousands)

                 Three months ended     Nine months ended
                    September 30          September 30
                 ------------------   ----------------------
Operating
Revenues             1998      1997         1998        1997
-------------    --------  --------   ----------  ----------

North America    $508,243  $531,097   $1,568,490  $1,561,159

International     268,130   250,180      807,532     697,810
                 --------  --------   ----------  ----------

Total            $776,373  $781,277   $2,376,022  $2,258,969
                 ========  ========   ==========  ==========


                  Three months ended September 30      Nine months ended September 30
                  --------------------------------    ---------------------------------

Operating              1998              1997              1998              1997
Income             Income Margin     Income Margin     Income Margin     Income Margin
                 -------- ------   -------- ------   -------- ------   -------- ------

North America    $ 93,183   18.3%  $ 89,456   16.8%  $287,552   18.3%  $255,145   16.3%

International      34,530   12.9     31,751   12.7    103,120   12.8     88,575   12.7
                 --------          --------          --------          --------

Total            $127,713   16.4   $121,207   15.5   $390,672   16.4   $343,720   15.2
                 ========          ========          ========          ========


Slower growth in the North American industrial markets resulted in slower growth or revenue declines for the majority of the businesses for both the three-month and nine-month periods of 1998. Despite the decline in revenues, operating income and margins increased for both periods due to administrative and manufacturing cost reductions. Acquisitions also contributed to the higher operating income for both periods.

Internationally, acquisitions added significantly to the 1998 revenue growth, with a contribution of 16% for the third quarter and 20% for the year-to-date period. Unfavorable foreign currency translation decreased revenues by 8% in the three-month period and 9% in the year-to-date period. For the year-to-date period, revenues and operating income also increased due to higher sales in the stretch film equipment operations. For both periods, operating income and margins increased in the base operation due to cost improvements, but the lower margins of acquired businesses almost fully offset the margin increase.

LEASING AND INVESTMENTS SEGMENT

This segment makes opportunistic investments that optimally utilize the Company's cash flow. These investments primarily include mortgage-related investments, leveraged and direct financing leases of equipment, investments in properties and property developments, and affordable housing investments.

(Dollars in Thousands)

                 Three months ended   Nine months ended
                    September 30         September 30
                 ------------------   ------------------
                     1998      1997       1998      1997
                 --------   -------   --------   -------
Operating
revenues          $36,159   $31,534   $101,885   $86,817
                  =======   =======   ========   =======

Operating
income            $17,162   $ 9,173   $ 43,530   $25,379
                  =======   =======   ========   =======

For the third quarter and year-to-date periods, revenues and operating income increased primarily due to the commercial mortgage transaction entered into at year-end 1997 and increased property development activity. In addition, operating income increased for both periods due to higher income related to commercial mortgages as a result of better market conditions.

OPERATING REVENUES

The reconciliation of segment operating revenues to total company operating revenues is as follows:

                                    Three months ended     Nine months ended
                                       September 30          September 30
                                   --------------------- ---------------------
                                         1998       1997       1998       1997
                                   ---------- ---------- ---------- ----------


Engineered components              $  640,405 $  575,924 $1,882,240 $1,737,211
Industrial systems and consumables    776,373    781,277  2,376,022  2,258,969
Leasing and investments                36,159     31,534    101,885     86,817
                                   ---------- ---------- ---------- ----------
  Total segment operating revenues  1,452,937  1,388,735  4,360,147  4,082,997
Intersegment revenues                 (75,725)   (73,347)  (221,483)  (211,467)
                                   ---------- ---------- ---------- ----------
  Total company operating revenues $1,377,212 $1,315,388 $4,138,664 $3,871,530
                                   ========== ========== ========== ==========

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 64.6% in the first nine months of 1998 versus 65.1% in the first nine months of 1997, due to increased sales volume coupled with lower manufacturing costs. Selling, administrative, and research and development expenses decreased to 15.6% of revenues in the first nine months of 1998 versus 16.6% in the first nine months of 1997, primarily due to expense reductions as a result of a Company-wide objective to reduce administrative costs.

INTEREST EXPENSE

Interest expense decreased to $8.9 million in the first nine months of 1998 from $15.9 million in the first nine months of 1997, primarily due to decreased commercial paper borrowings and higher interest expense in 1997 due to debt related from acquisitions.

OTHER INCOME (EXPENSE)

Other expense was $4.4 million for the first nine months of 1998 versus other income of $10.1 million in 1997, primarily due to losses on the sale of operations in 1998 versus gains on the sale of operations in 1997 and lower interest income in 1998 versus 1997.

NET INCOME

Net income of $488.5 million ($1.94 per diluted share) in the first nine months of 1998 was 14.5% higher than 1997 nine-month net income of $426.8 million ($1.70 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 1998 decreased operating revenues for the first nine months of 1998 by approximately $106 million and reduced earnings by approximately 4 cents per diluted share.

FINANCIAL POSITION

Net working capital at September 30, 1997 and December 31, 1996 is summarized as follows:

(Dollars in Thousands)

                             Sept. 30,    Dec. 31,     Increase/
                               1998         1997      (Decrease)
                            ----------   ----------   ----------
Current Assets:
  Cash and equivalents      $  108,138   $  185,856     $(77,718)
  Trade receivables            997,328      902,022       95,306
  Inventories                  603,114      522,996       80,118
  Other                        239,426      247,768       (8,342)
                            ----------   ----------     --------
                             1,948,006    1,858,642       89,364
                            ----------   ----------     --------


Current Liabilities:
  Short-term debt              401,911      298,278      103,633
  Accounts payable and
    accrued expenses           779,824      727,469       52,355
  Other                        107,638      132,133      (24,495)
                            ----------   ----------     --------
                             1,289,373    1,157,880      131,493
                            ----------   ----------     --------

Net Working Capital         $  658,633   $ 700,762      $(42,129)
                            ==========   =========      ========

Current Ratio                     1.51        1.61
                            ==========   =========

The increase in trade receivables for the first nine months of 1998 was due to 1998 acquisitions and higher operating revenues in the third quarter of 1998 versus the fourth quarter of 1997, partially offset by the effect of foreign currency translation. The increase in inventories is due to acquisitions, slightly offset by an overall reduction in inventory levels in the base businesses and the effect of foreign currency translation.

The increase in short-term debt is due to increased borrowings in 1998 to fund acquisitions. The increase in accounts payable and accrued expenses is due to the acquisitions in 1998, partially offset by an overall reduction in accounts payable and accrued expenses in the base businesses.

YEAR 2000 ISSUE

The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000.

To determine the extent of the year 2000 compliance issues related to its computer systems, including equipment with embedded chip technology, the Company began an extensive internal study at all of its business units in 1997. Testing of existing systems and remediation activities have begun and are expected to be completed for critical systems by the end of the first quarter of 1999. It is anticipated that the remaining non-critical year 2000 issues will be resolved by the end of 1999.

The Company also has initiated formal communications with its significant suppliers, customers and other relevant third parties to determine the extent and steps that they are taking to be year 2000 compliant. To date, no significant issues have been identified. However, there is a risk that the systems of these other companies could have a negative impact on the Company's operations if they are not year 2000 compliant. To mitigate this risk, the Company is monitoring the status of these companies' year 2000 compliance programs. To the extent that critical suppliers are not compliant, the Company may be able to obtain alternative sources of raw materials or services.

The Company believes that the overall risk of year 2000 issues having a material adverse effect on the Company's operations is mitigated by the Company's decentralized organization, in which there are approximately 365 operating units and very few individual computer systems which affect a significant number of operating units. In addition, the Company's products are primarily components or consumable goods that do not have embedded chip technology.

Approximately 20% of the Company's products are capital equipment goods that could have embedded chip issues. The Company is reviewing this equipment as part of its internal year 2000 compliance study. To date, because this equipment is generally not highly automated, no significant year 2000 issues related to the Company's equipment products have been identified.

In the event that critical systems or third parties are not year 2000 compliant by the end of the first quarter of 1999, the Company will begin to develop contingency plans for the affected operations.

Based on preliminary estimates, the total cost of the Company's year 2000 compliance program is approximately $30 million for 1997 through 1999. Of this amount, approximately 75% relates to capital expenditures and 25% to expensed costs. Approximately half of the total cost has been incurred through the third quarter of 1998. Estimates of year 2000 related costs are based upon numerous assumptions and there is no certainty that actual costs could not be significantly different from the estimates.

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibit Index

    Exhibit No.       Description
    -----------       -----------------------------------------------
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






                               ILLINOIS TOOL WORKS INC.




Dated:  November 16, 1998      By:  /s/ Jon C. Kinney
      -------------------         ---------------------------------------------
                                   Jon C. Kinney, Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)