Form 10-K
period 1998-12-31
ILLINOIS TOOL WORKS INC
filed 1999-03-30
CIK 49826

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM --------------- TO
                 ---------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1999, was approximately $12,700,000,000.

     Shares of Common Stock outstanding at March 16, 1999 -- 250,307,289.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

1998 Annual Report to Stockholders...............................Parts I, II, IV
Proxy Statement dated March 25, 1999, for Annual Meeting of Stockholders to be held on May 14, 1999............................................Part III
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Illinois Tool Works Inc. (the "Company") was founded in 1912 and incorporated in 1915. The Company manufactures and markets a variety of products and systems that provide specific, problem-solving solutions for a diverse customer base worldwide. The Company has more than 400 operations in 35 countries. The Company's business units are divided into five segments:
Engineered Products-North America, Engineered Products-International, Specialty Systems-North America, Specialty Systems-International, and Leasing and Investments. Businesses in the Engineered Products-North America segment are located in North America and manufacture short lead-time components and fasteners, and specialty products such as adhesives, resealable packaging and electronic component packaging. Businesses in the Engineered Products-International segment are located outside North America and manufacture short lead-time components and fasteners, and specialty products such as electronic component packaging and adhesives. Businesses in the Specialty Systems-North America segment are located in North America and produce longer lead-time machinery and related consumables, and specialty equipment for applications such as industrial spray coating, quality measurement and static control. Businesses in the Specialty Systems-International segment are located outside North America and manufacture longer lead-time machinery and related consumables, and specialty equipment for industrial spray coating and other applications. The Leasing and Investment segment makes opportunistic investments in mortgage-related assets, leveraged and direct financing leases of equipment, properties and property developments, and affordable housing.

     In early 1996, the Company acquired all of the voting stock of Hobart Brothers Company ("Hobart"), a manufacturer of welding products, in exchange for shares of ITW voting common stock. As a result, the Hobart acquisition has been accounted for as a pooling of interests in conformity with Generally Accepted Accounting Principles, specifically paragraphs 46 through 48 of Accounting Principles Board Opinion ("APB") No. 16. Accordingly, the results of operations for Hobart have been included in the Statement of Income as of the beginning of 1996. The impact of Hobart on consolidated operating revenues, net income and net income per share was not significant. Therefore, the 1995 financial statements have not been restated to reflect the acquisition of Hobart.

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

     During the five-year period ending December 31, 1998, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.

CURRENT YEAR DEVELOPMENTS

     Refer to pages 16 through 21, Management's Discussion and Analysis, in the Company's 1998 Annual Report to Stockholders.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Segment and geographic data are included on pages 16 through 18 and 36 through 38 of the Company's 1998 Annual Report to Stockholders.

     The principal markets served by the Company's four manufacturing segments are as follows:

                                                             % 1998 OF OPERATING REVENUES
                                               ---------------------------------------------------------
                                               ENGINEERED                     SPECIALTY
                                               PRODUCTS-      ENGINEERED      SYSTEMS-       SPECIALTY
                                                 NORTH         PRODUCTS-        NORTH        SYSTEMS-
                                                AMERICA      INTERNATIONAL     AMERICA     INTERNATIONAL
                                               ----------    -------------    ---------    -------------
Automotive.................................        38%            37%            12%             3%
Construction...............................        27%            33%            15%             8%
General Industrial.........................        14%            10%            30%            37%
Food and Beverage..........................         3%            --%            15%            15%
Industrial Capital Goods...................         3%             1%             6%            10%
Consumer Durables..........................         8%             7%             4%             3%
Paper Products.............................         1%            --%             7%            10%
Electronics................................         5%            10%             2%             1%
Other......................................         1%             2%             9%            13%
                                                  ----           ----           ----           ----
                                                  100%           100%           100%           100%
                                                  ====           ====           ====           ====

     Operating results of the segments are described on pages 16 through 18 and 36 through 38 of the Company's 1998 Annual Report to Stockholders.

     Most of the Company's businesses distribute their products directly to industrial manufacturers and through independent distributors.

BACKLOG

     Backlog generally is not considered a significant factor in the Company's businesses as relatively short delivery periods and rapid inventory turnover are characteristic of many of its products.

     Backlog by manufacturing segment as of December 31, 1998 and 1997 is summarized as follows:

                                                BACKLOG IN THOUSANDS OF DOLLARS
                                   ---------------------------------------------------------
                                   ENGINEERED                     SPECIALTY
                                   PRODUCTS-      ENGINEERED      SYSTEMS-       SPECIALTY
                                     NORTH         PRODUCTS-        NORTH        SYSTEMS-
                                    AMERICA      INTERNATIONAL     AMERICA     INTERNATIONAL     TOTAL
                                   ----------    -------------    ---------    -------------     -----
1998...........................     $224,000       $126,000       $119,000        $64,000       $533,000
1997...........................     $214,000       $ 72,000       $128,000        $82,000       $496,000

     Backlog orders scheduled for shipment beyond calendar year 1999 were not material for any manufacturing segment as of December 31, 1998.

     The information set forth below is equally applicable to all segments of the Company unless otherwise noted:

COMPETITION

     The Company's global competitive environment is complex because of the wide diversity of products the Company manufactures and the markets it serves. Depending on the product or market, the Company may compete with a few other companies or with many others, some of which may be the Company's own licensees.

     The Company is a leading producer of plastic and metal components, fasteners and assemblies; industrial fluids and adhesives; tooling for specialty applications; welding products; packaging machinery and related consumables; industrial spray coating and static control equipment and systems; and quality measurement equipment and systems.

RAW MATERIALS

     The Company uses raw materials of various types, primarily metals and plastics that are available from numerous commercial sources. The availability of materials and energy has not resulted in any business interruptions or other major problems, nor are any such problems anticipated.

RESEARCH AND DEVELOPMENT

     The Company's growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 25 of the Company's 1998 Annual Report to Stockholders. Research and development expenditures in 1998 in local currencies were consistent with 1997, however U.S. dollar expenditures decreased in 1998 as a result of the negative impact of foreign currencies against the U.S. dollar.

     The Company owns approximately 1,975 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 347 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

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

EMPLOYEES

     The Company employed approximately 29,200 persons as of December 31, 1998 and considers its employee relations to be excellent.

INTERNATIONAL

     The Company's international operations include subsidiaries, joint ventures and licensees in 35 countries on six continents. These operations serve such markets as automotive, food and beverage, construction, general industrial, industrial capital goods, electronics, paper products and others on a worldwide basis. The Company's international subsidiaries contributed approximately 36% of operating revenues in both 1998 and 1997.

     Refer to pages 16 through 19 and 36 through 38 in the Company's 1998 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

YEAR 2000

     Refer to page 21 in the Company's 1998 Annual Report to Stockholders for discussion of the effect on the Company of the Year 2000 computer issue.

FORWARD-LOOKING STATEMENTS

     Refer to page 21 of the Company's 1998 Annual Report to Stockholders for information on the risks associated with forward-looking statements within this document.

EXECUTIVE OFFICERS

     Executive Officers of the Company as of March 25, 1999:

NAME                                                                OFFICE                          AGE
----                                                                ------                          ---
Thomas W. Buckman........................    Vice President, Patents and Technology                 61

W. James Farrell.........................    Chairman and Chief Executive Officer                   56

Russell M. Flaum.........................    Executive Vice President                               48

Thomas J. Hansen.........................    Executive Vice President                               50

Stewart S. Hudnut........................    Senior Vice President, General Counsel and Secretary   59

John Karpan..............................    Senior Vice President, Human Resources                 58

Jon C. Kinney............................    Senior Vice President and Chief Financial Officer      56

Dennis J. Martin.........................    Executive Vice President                               48

Frank S. Ptak............................    Vice Chairman                                          55

F. Ronald Seager.........................    Executive Vice President                               58

Harold B. Smith..........................    Chairman of the Executive Committee                    65

David B. Speer...........................    Executive Vice President                               47

Allan C. Sutherland......................    Senior Vice President                                  35

Hugh J. Zentmeyer........................    Executive Vice President                               52

     Except for Messrs. Hansen, Kinney, Martin, Speer, Sutherland, and Zentmeyer, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. The executive officers of the Company serve at the pleasure of the Board of Directors. Mr. Hansen joined the Company in 1980 and has held various management positions within the Company's automotive metal fasteners and components businesses. Mr. Kinney joined the Company in 1973 and has served as Senior Vice President and Controller, Operations, and Group Controller of several of the Company's businesses. Mr. Martin joined the Company in 1991 and has held several management positions in the welding businesses.

Mr. Speer joined the Company in 1978 and has held various sales, marketing and general management positions within the construction businesses. Mr. Sutherland joined the Company in 1993 after serving as a senior tax manager with Ernst & Young and has served the Company in various capacities, most recently as Vice President of Leasing and Investments. Mr. Zentmeyer joined Signode Corporation (which was acquired by the Company in 1986) in 1968 and has held various management positions in the industrial packaging businesses.

ITEM 2.  PROPERTIES

     As of December 31, 1998 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

                                                        NUMBER                FLOOR SPACE
                                                          OF          ----------------------------
                                                      PROPERTIES      OWNED      LEASED      TOTAL
                                                      ----------      -----      ------      -----
                                                                      (IN MILLIONS OF SQUARE FEET)
Engineered Products -- North America..............       122           3.9        2.5         6.4
Engineered Products -- International..............        85           2.0        1.0         3.0
Specialty Systems -- North America................        99           5.3        2.0         7.3
Specialty Systems -- International................        66           3.7        1.0         4.7
Leasing and Investments...........................        16           0.8        0.2         1.0
Corporate.........................................         9           1.4         --         1.4
                                                         ---          ----        ---        ----
                                                         397          17.1        6.7        23.8
                                                         ===          ====        ===        ====

     The principal plants outside of the U.S. are in Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, Japan, Malaysia, Spain, Sweden, Switzerland and the United Kingdom.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     This information is incorporated by reference to page 39 of the Company's 1998 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     This information is incorporated by reference to pages 40 and 41 of the Company's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is incorporated by reference to pages 16 through 21 of the Company's 1998 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is incorporated by reference to page 20 and 21 of the Company's 1998 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and report thereon of Arthur Andersen LLP dated January 27, 1999, as found on pages 22 through 38 and supplementary data on page 39 of the Company's 1998 Annual Report to Stockholders, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding the Directors of the Company is incorporated by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

     Information regarding the Executive Officers of the Company can be found in
Part I of this Annual Report on Form 10-K on pages 4 and 5.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information under the caption "Ownership of ITW Stock" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Additional information is incorporated by reference to the information under the captions "Director Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The financial statements and report thereon of Arthur Andersen LLP dated January 27, 1999, as found on pages 22 through 39 of the Company's 1998 Annual Report to Stockholders, are incorporated by reference.

  (2) Financial Statement Schedule

     The following supplementary financial data should be read in conjunction with the financial statements and notes thereto as presented in the Company's 1998 Annual Report to Stockholders. Schedules not included with this supplementary financial data have been omitted because they are not applicable, immaterial or the required information is included in the financial statements or the related notes to financial statements.

                                                              SCHEDULE   PAGE
                                                                NO.      NO.
                                                              --------   ----
Valuation and Qualifying Accounts...........................     II       10

  (3) Exhibits

     (i) See the Exhibit Index on page 11 of this Form 10-K.

     (ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 1998, with the exception of the agreement related to the 5 7/8% and 5 3/4% Notes, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with
Exhibit 4 to the Securities and Exchange Commission upon request.

  (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Illinois Tool Works Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Illinois Tool Works Inc.'s 1998 Annual Report to Stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 27, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 1999.

                                          ILLINOIS TOOL WORKS INC.

                                          By      /s/ W. JAMES FARRELL
                                            ------------------------------------
                                                      W. James Farrell
                                                   Director, Chairman and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of March, 1999.

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

               WILLIAM F. ALDINGER                    Director

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

                                                                     SCHEDULE II

                            ILLINOIS TOOL WORKS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                                                                                       DEDUCTIONS
                                                                          ------------------------------------
                                                                          RECEIVABLES
                                 BALANCE AT   PROVISIONS                  WRITTEN OFF,                             BALANCE
                                 BEGINNING    CHARGED TO                     NET OF                      (1)       AT END
                                 OF PERIOD      INCOME     ACQUISITIONS    RECOVERIES    DISPOSITIONS   OTHER     OF PERIOD
                                 ----------   ----------   ------------   ------------   ------------   -----     ---------
                                                                       (IN THOUSANDS)
Year Ended December 31, 1996:
  Allowances for uncollectible
     accounts..................    23,500       4,451         4,836         (10,319)          111         (179)    22,400
Year Ended December 31, 1997:
  Allowance for uncollectible
     accounts..................    22,400       6,268           989          (5,639)           --       (3,218)    20,800
Year Ended December 31, 1998:
  Allowance for uncollectible
     accounts..................    20,800       5,008         7,803          (5,300)         (153)        (158)    28,000

---------------
(1) Includes the effects of foreign currency translation and other reserve adjustments.

                                 EXHIBIT INDEX

                           ANNUAL REPORT ON FORM 10-K
                                      1998

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3(a)     --   Restated Certificate of Incorporation of Illinois Tool Works
               Inc., as amended, filed as Exhibit 3(a) to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

 3(b)     --   By-laws of Illinois Tool Works Inc., as amended.

 4(a)     --   Indenture, dated as of November 1, 1986, between Illinois
               Tool Works Inc. and The First National Bank of Chicago, as
               Trustee, filed as Exhibit 4 to the Company's Registration
               Statement on Form S-3 (Registration Statement No. 33-5780)
               filed with the Securities and Exchange Commission on May 14,
               1986 and incorporated herein by reference.

 4(b)     --   First Supplemental Indenture, dated as of May 1, 1990
               between Illinois Tool Works Inc. and Harris Trust and
               Savings Bank, as Trustee, filed as Exhibit 4-3 to the
               Company's Post-Effective Amendment No. 1 to Registration
               Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and
               incorporated herein by reference.

 4(c)     --   Form of 5 7/8% Notes due March 1, 2000, filed as Exhibit
               4(f) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1992 (Commission File No.
               1-4797) and incorporated herein by reference.

 4(d)     --   Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February
               24, 1999 and incorporated herein by reference.

10(a)     --   Illinois Tool Works Inc. 1996 Stock Incentive Plan dated
               February 16, 1996, as amended on December 12, 1997, filed as
               Exhibit 10(a) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1997 (Commission File
               No. 1-4797) and incorporated herein by reference.

10(b)     --   Illinois Tool Works Inc. 1982 Executive Contributory
               Retirement Income Plan adopted December 13, 1982, filed as
               Exhibit 10(c) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 13, 1982, filed as
               Exhibit 10(c) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990 (Commission File
               No. 1-4797) and incorporated herein by reference.

10(c)     --   Illinois Tool Works Inc. 1985 Executive Contributory
               Retirement Income Plan adopted December 1985, filed as
               Exhibit 10(d) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990 (Commission File
               No. 1-4797) and incorporated herein by reference.

10(d)     --   Amendment to the Illinois Tool Works Inc. 1985 Executive
               Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company's Quarterly Report on Form
               10-Q for the quarterly period ended June 30, 1996
               (Commission File No. 1-4797) and incorporated herein by
               reference.

10(e)     --   Illinois Tool Works Inc. Executive Incentive Plan adopted
               February 16, 1996, filed as Exhibit 10(a) to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

10(f)     --   Supplemental Plan for Employees of Illinois Tool Works Inc.,
               effective January 1, 1989, filed as Exhibit 10(d) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1989 (Commission File No. 1-4797) and
               incorporated herein by reference.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10(g)     --   Non-officer directors' restricted stock program, and
               non-officer directors' phantom stock plan, descriptions of which are under the caption "Directors' Compensation" in the
               Company's Proxy Statement for the 1999 Annual Meeting of
               Stockholders.
10(h)     --   Illinois Tool Works Inc. Outside Directors' Deferred Fee
               Plan dated December 12, 1980, filed as Exhibit 10(h) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1997 (Commission File No. 1-4797) and
               incorporated herein by reference.
10(i)     --   Illinois Tool Works Inc. Phantom Stock Plan for Non-officer
               Directors, filed as Exhibit 10(e) to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(j)     --   Underwriting Agreement dated February 23, 1993, related to the 5 7/8% Notes due March 1, 2000, filed as Exhibit 10(j)
               to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-4797)
               and incorporated herein by reference.
10(k)     --   Illinois Tool Works Inc. Executive Contributory Retirement
               Income Plan effective January 1, 1999.
10(l)     --   Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to
               the Company's Current Report on Form 8-K dated February 24,
               1999 and incorporated herein reference.
10(m)     --   Illinois Tool Works Inc. Non-officer Directors' Fee
               Conversion Plan adopted February 19, 1999.
13        --   The Company's 1998 Annual Report to Stockholders, pages
               16 -- 41.
21        --   Subsidiaries and Affiliates of the Company.
22        --   Information under the captions "Election of Directors,"
               "Executive Compensation" and "Ownership of ITW Stock" in the
               Company's Proxy Statement for the 1999 Annual Meeting of
               Stockholders.
23        --   Consent of Arthur Andersen LLP.
24        --   Powers of Attorney.
27        --   Financial Data Schedule.
99        --   Description of the capital stock of Illinois Tool Works
               Inc., filed as Exhibit 99 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1997
               (Commission File No. 1-4797) and incorporated herein by
               reference.