Form 10-Q
period 1999-03-31
ILLINOIS TOOL WORKS INC
filed 1999-05-17
CIK 49826

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               ________________________________________________

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


Commission file number           1-4797
                       ______________________________


                            ILLINOIS TOOL WORKS INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                Delaware                              36-1258310
_______________________________________________  ______________________________
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     3600 West Lake Avenue, Glenview, IL              60025-5811
_______________________________________________  ______________________________
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)  (847) 724-7500
                                                    ___________________________

Former address:
_______________________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X .  No    .
                                   ______   ______

The number of shares of registrant's common stock, without par value, outstanding at April 30, 1999: 250,467,238.

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

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF INCOME
                                (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                               Three Months Ended
                                    March 31
                             ----------------------
                                1999        1998
                             ----------  ----------

Operating Revenues           $1,473,834  $1,340,991
  Cost of revenues              942,142     873,957
  Selling, administrative,
    and research and develop-
    ment expenses               253,261     221,078
  Amortization of goodwill
    and other intangible
    assets                       14,067       9,777
  Amortization of retiree
    health care                   1,827       1,827
                             ----------  ----------
Operating Income                262,537     234,352
  Interest expense               (8,385)     (2,946)
  Other income                    4,694       2,752
                             ----------  ----------
Income Before Income Taxes      258,846     234,158
  Income taxes                   94,500      85,500
                             ----------  ----------
Net Income                   $  164,346  $  148,658
                             ==========  ==========

Per share of common stock:

  Basic net income               $ .66        $ .60
                                 =====        =====

  Diluted net income             $ .65        $ .59
                                 =====        =====

  Cash dividends:

     Paid                        $ .15        $ .12
                                 =====        =====

     Declared                    $ .15        $ .12
                                 =====        =====

Shares of common stock
  outstanding during the
  period:

  Average                      250,222      249,693
                               =======      =======

  Average assuming dilution    252,788      252,370
                               =======      =======

               ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                              (UNAUDITED)
(In Thousands)

ASSETS                           March 31, 1999      December 31, 1998
                                 --------------      -----------------

Current Assets:
  Cash and equivalents               $  250,578             $   93,485
  Trade receivables                   1,031,275                989,086
  Inventories                           598,173                581,755
  Deferred income taxes                 106,302                102,607
  Prepaid expenses and other
    current assets                       82,095                 67,540
                                     ----------             ----------
      Total current assets            2,068,423              1,834,473
                                     ----------             ----------
Plant and Equipment:
  Land                                   76,718                 73,266
  Buildings and improvements            574,357                554,383
  Machinery and equipment             1,655,293              1,624,703
  Equipment leased to others            112,562                107,186
  Construction in progress               81,121                 57,894
                                     ----------             ----------
                                      2,500,051              2,417,432
  Accumulated depreciation           (1,467,629)            (1,429,883)
                                     ----------             ----------
    Net plant and equipment           1,032,422                987,549
                                     ----------             ----------

Investments                           1,179,621              1,183,493
Goodwill                              1,339,446              1,189,323
Deferred Income Taxes                   414,210                417,361
Other Assets                            427,548                505,963
                                     ----------             ----------

                                     $6,461,670             $6,118,162
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  304,996             $  406,707
  Accounts payable                      282,454                268,869
  Accrued expenses                      446,514                457,543
  Cash dividends payable                 37,546                 37,519
  Income taxes payable                  127,555                 51,371
                                     ----------             ----------
    Total current liabilities         1,199,065              1,222,009
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                      1,230,818                947,008
  Other                                 597,459                611,110
                                     ----------             ----------
    Total non-current liabilities     1,828,277              1,558,118
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                            2,505                  2,504
  Additional paid-in-capital            305,212                302,684
  Income reinvested in the business   3,257,016              3,130,213
  Common stock held in treasury          (1,783)                (1,783)
  Cumulative translation adjustment    (128,622)               (95,583)
                                     ----------             ----------
      Total stockholders' equity      3,434,328              3,338,035
                                     ----------             ----------
                                     $6,461,670             $6,118,162
                                     ==========             ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)                                         Three Months Ended
                                                             March 31
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
Cash Provided by (Used for) Operating Activities:
  Net income                                           $164,346  $148,658
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      60,257    53,534
      Change in deferred income taxes                     4,533    (2,854)
      Provision for uncollectible accounts                1,404     1,371
      (Gain) Loss on sale of plant and equipment             (1)      504
      Income from investments                           (39,536)  (31,440)
      Non-cash interest on nonrecourse debt              11,365    11,772
      Gain on sale of operations and affiliates          (2,828)     (875)
      Other non-cash items, net                          (1,859)      313
                                                       --------  --------
        Cash provided by operating activities           197,681   180,983
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (26,497)  (24,761)
        Inventories                                        (393)  (13,477)
        Prepaid expenses and other assets               (22,940)  (13,343)
      Increase (decrease) in--
        Accounts payable                                    533     5,502
        Accrued expenses                                (23,291)  (13,915)
        Income taxes payable                             67,055    34,093
        Other, net                                           31     4,664
                                                       --------  --------
        Net cash provided by operating activities       192,179   159,746
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates (131,643)  (75,690)
  Additions to plant and equipment                      (49,307)  (51,461)
  Purchase of investments                                (5,551)   (4,162)
  Proceeds from investments                              15,156     6,169
  Proceeds from sale of plant and equipment               2,473     1,380
  Proceeds from sale of operations and affiliates         9,589     1,488
  Other, net                                              3,802     3,139
                                                       --------  --------
Net cash used for investing  activities                (155,481) (119,137)
                                                       --------  --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                   (37,517)  (29,952)
  Issuance of common stock                                2,529     2,454
  Net borrowings (repayments) of short-term debt       (338,870)   19,699
  Proceeds from long-term debt                          499,924       361
  Repayments of long-term debt                           (2,529)  (10,571)
  Other, net                                              1,659     1,730
                                                       --------  --------
      Net cash provided by (used for)
        financing activities                            125,196   (16,279)
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents  (4,801)   (3,642)
                                                       --------  --------
Cash and Equivalents:
  Increase during the period                            157,093    20,688
  Beginning of period                                    93,485   185,856
                                                       --------  --------
  End of period                                        $250,578  $206,544
                                                       ========  ========

Cash Paid During the Period for Interest               $ 10,238  $  4,096
                                                       ========  ========

Cash Paid During the Period for Income Taxes           $ 21,143  $ 48,733
                                                       ========  ========

Liabilities Assumed from Acquisitions                  $106,268  $  6,841
                                                       ========  ========

                  ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)



(1) INVENTORIES at March 31, 1999 and December 31, 1998 were as follows:

    (In Thousands)

                                              March 31,  Dec. 31,
                                                1999       1998
                                              --------   --------

     Raw material                             $164,069   $163,868
     Work-in-process                            80,184     72,254
     Finished goods                            353,920    345,633
                                              --------   --------

                                              $598,173   $581,755
                                              ========   ========

(2)  COMPREHENSIVE INCOME:

     The only component of other comprehensive income that the Company has is foreign currency translation adjustments.

     (In Thousands)

                                              March 31,  March 31,
                                                1999       1998
                                              ---------  ---------

     Net income                               $164,346   $148,658
     Foreign currency translation
       adjustments, net of tax                 (33,039)   (18,675)
                                              --------   --------

     Total comprehensive income               $131,307   $129,983
                                              ========   ========

(3)  SHORT-TERM DEBT:

     In November 1998, the Company entered into a $350,000,000 Line of Credit Agreement. In 1999, the Company extended the agreement from March 31, 1999 to May 31,1999.

(4)  LONG-TERM DEBT:

     In February 1999, the Company issued $500,000,000 of 5.75% notes due March 1, 2009, at 99.281% of face value.

Item 2 - Management's Discussion and Analysis

ENGINEERED PRODUCTS - NORTH AMERICA

Businesses in this segment are located in North America and manufacture short lead-time components and fasteners, and specialty products such as adhesives, resealable packaging and electronic component packaging.

(Dollars in Thousands)

                   Three months ended
                        March 31
                   ------------------
                       1999      1998
                   --------  --------

Operating revenues $500,146  $423,747

Operating income    100,695    83,765

Margin %              20.1%     19.8%

Revenues increased 18% in the first quarter of 1999 versus 1998 due primarily to acquisitions, which contributed 11% to the revenue growth. In addition, base business revenue grew 7%, mainly in the construction and automotive businesses.

Operating income grew mainly due to the base business revenue increases, improved operating efficiencies and acquisitions. The improved margins were the result of operating efficiencies at the base businesses, partially offset by the lower margins of acquired businesses.

ENGINEERED PRODUCTS - INTERNATIONAL

Businesses in this segment are located outside North America and manufacture short lead-time components and fasteners, and specialty products such as electronic component packaging and adhesives.

(Dollars in Thousands)

                   Three months ended
                        March 31
                   ------------------
                       1999      1998
                   --------  --------

Operating revenues $258,797  $209,823

Operating income     27,537    26,599

Margin %              10.6%     12.7%

For the first quarter of 1999, acquisitions accounted for a 22% increase in revenues. This revenue growth was offset by a 2% decline in base business revenues, primarily in the construction and industrial components businesses. Foreign currency fluctuations increased revenues by 3%.

The increased operating income from acquisitions was offset by lower operating income for the base businesses. Margin declines are attributable both to the base businesses and the lower margins of acquisitions.

SPECIALTY SYSTEMS -NORTH AMERICA

Businesses in this segment are located in North America and produce longer lead-time machinery and related consumables, and specialty equipment for applications such as industrial spray coating, quality measurement, and static control.

(Dollars in Thousands)

                   Three months ended
                        March 31
                   ------------------
                       1999      1998
                   --------  --------

Operating revenues $507,097  $504,218

Operating income     97,003    84,332

Margin %              19.1%     16.7%

For the first three months of 1999, the 1% growth in revenues was made up of a 9% increase in acquisitions, offset by reduced base business revenues of 6% and a revenue decline of 2% related to divestitures.

Despite the reduced revenues in the base businesses, operating income grew 15% as a result of increased operating efficiencies. Lower margins for acquired businesses partially offset the margin improvement in the base businesses.

SPECIALTY SYSTEMS - INTERNATIONAL

Businesses in this segment are located outside North America and manufacture longer lead-time machinery and related consumables, and specialty equipment for industrial spray coating and other applications.

(Dollars in Thousands)

                   Three months ended
                        March 31
                   ------------------
                       1999      1998
                   --------  --------

Operating revenues $237,961  $241,992

Operating income     14,311    25,510

Margin %               6.0%     10.5%

Revenues decreased 2% in the first quarter of 1999 versus 1998 due to a revenue decline of 13% for the base businesses, partially offset by increased revenues of 8% for acquisitions and 3% related to favorable foreign currency fluctuations.

Operating income and margins decreased primarily as a result of the base business revenue declines and uncollectible receivables at one operation.

LEASING AND INVESTMENTS

This  segment  makes  opportunistic   investments  in  mortgage-related  assets,
leveraged and direct financing leases of equipment, properties and property developments, and affordable housing investments.

(Dollars in Thousands)

                   Three months ended
                        March 31
                   ------------------
                       1999      1998
                   --------  --------

Operating revenues $ 39,858  $ 35,015

Operating income     22,991    14,148

Both revenues and operating income increased in the first quarter of 1999 from 1998 due to gains on sales of certain investment assets. In addition, operating income also increased due to higher commercial mortgage income.

OPERATING REVENUES

The reconciliation of segment operating revenues to total company operating revenues is as follows:
                                         Three months ended
                                              March 31
                                     ------------------------
                                            1999          1998
                                      ----------    ----------

Engineered Products - North America   $  500,146    $  423,747
Engineered Products - International      258,797       209,823
Specialty Systems - North America        507,097       504,218
Specialty Systems - International        237,961       241,992
Leasing and Investments                   39,858        35,015
                                      ----------   -----------
  Total segment operating revenues     1,543,859     1,414,795
Intersegment revenues                    (70,025)      (73,804)
                                      ----------    ----------
  Total company operating revenues    $1,473,834    $1,340,991
                                      ==========    ==========
OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 63.9% in the first three months of 1999 versus 65.2% in the first three months of 1998, due to increased sales volume coupled with lower manufacturing costs. Selling, administrative, and research and development expenses increased to 17.2% of revenues in the first three months of 1999 versus 16.5% in the first three months of 1998, primarily due to higher nonrecurring charges in 1999.

INTEREST EXPENSE

Interest expense increased to $8.4 million in the first three months of 1999 from $2.9 million in the first three months of 1998, primarily due to increased borrowings.

OTHER INCOME

Other income increased to $4.7 million for the first three months of 1999 from $2.8 million in 1998. This increase is primarily due to higher gains on the sale of operations in 1999.

NET INCOME

Net income of $164.3 million ($0.65 per diluted share) in the first three months of 1999 was 10.6% higher than the 1998 first quarter net income of $148.7 million ($0.59 per diluted share).

FINANCIAL POSITION

Net working capital at March 31, 1999 and December 31, 1998 is summarized as follows:

(Dollars in Thousands)

                             March 31,    Dec. 31,     Increase/
                               1999         1998      (Decrease)
                            ----------   ----------   ----------
Current Assets:
  Cash and equivalents      $  250,578   $   93,485     $157,093
  Trade receivables          1,031,275      989,086       42,189
  Inventories                  598,173      581,755       16,418
  Other                        188,397      170,147       18,250
                            ----------   ----------     --------
                             2,068,423    1,834,473      233,950
                            ----------   ----------     --------

Current Liabilities:
  Short-term debt              304,996      406,707     (101,711)
  Accounts payable and
    accrued expenses           728,968      726,412        2,556
  Other                        165,101       88,890       76,211
                            ----------   ----------      -------
                             1,199,065    1,222,009      (22,944)
                            ----------   ----------      -------

Net Working Capital         $  869,358   $   12,464     $256,894
                            ==========   ==========     ========

Current Ratio                     1.73         1.50
                            ==========   ==========

The increase in trade receivables in the first three months of 1999 was primarily due to 1999 acquisitions.

In February 1999, the Company issued $500,000,000 of 5.75% notes due
March 1, 2009. The proceeds were primarily used to repay commercial paper. The increase in other liabilities reflects an increase in income taxes payable. Income taxes payable have increased as a result of the timing of tax payments.

YEAR 2000 ISSUE

The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000.

To determine the extent of the year 2000 compliance issues related to its computer systems, including equipment with embedded chip technology, the Company began an extensive internal study at all of its business units in 1997. Approximately 70% of the business units have completed testing of existing systems and remediation activities as of March 31,1999, and it is expected that substantially all businesses will have completed their projects by June 30, 1999. It is anticipated that the remaining non-critical year 2000 issues will be resolved by the end of 1999.

The Company also has initiated formal communications with its significant suppliers, customers and other relevant third parties to determine the extent and steps that they are taking to be year 2000 compliant. To date, no significant issues have been identified. However, there is a risk that the systems of these other companies could have a negative impact on the Company's operations if they are not year 2000 compliant. To mitigate this risk, the Company is monitoring the status of these companies' year 2000 compliance programs. To the extent that critical suppliers are not compliant, in many instances the Company may be able to obtain alternative sources of raw materials or services.

The Company believes that the overall risk of year 2000 issues having a material adverse effect on the Company's operations is mitigated by the Company's decentralized organization, in which there are approximately 400 operating units and very few individual computer systems which affect a significant number of operating units. In addition, the Company's products are primarily components or consumable goods that do not have embedded chip technology.

Approximately 20% of the Company's products are capital equipment goods that could have embedded chip issues. The Company is reviewing this equipment as part of its internal year 2000 compliance study. To date, because this equipment is generally not highly automated, no significant year 2000 issues related to the Company's equipment products have been identified.

The Company has begun to develop contingency plans for the operations where case critical systems or third parties are not year 2000 compliant.

Based on preliminary estimates, the total cost of the Company's year 2000 compliance program is approximately $40 million for 1997 through 1999. Of this amount, approximately 67% relates to capital expenditures and 33% to expensed costs. Approximately 80% of the total cost has been incurred through March 31, 1999. Estimates of year 2000 related costs are based upon numerous assumptions and there is no certainty that actual costs could not be significantly different from the estimates.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding year 2000 readiness. These statements are subject to certain risks, uncertainties, and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the automotive, construction, general industrial or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, Europe, and Australia, (3) an interruption in, or reduction in, introducing new products into the Company's product line, (4) an unfavorable environment for making acquisitions, domestic and foreign, including adverse accounting or regulatory requirements and market value of candidates, and (5) the failure of the Company's suppliers or customers to be year 2000 compliant or unexpected costs or difficulties in the Company becoming year 2000 compliant.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit Index

     Exhibit No.      Description
     -----------      -----------------------
         27           Financial Data Schedule

(b)  Reports on Form 8-K

     The following reports on Form 8-K have been filed during the period:

     (1)  Form 8-K, Current Report, dated January 28, 1999 which included
          Item 5, Item 7 and the Form of a press release dated January 28, 1999.

     (2) Form 8-K, Current Report, dated February 24, 1999 which included Item 5, Item 7 and the Underwriting Agreement and the Form of Note for the $500,000,000 5 3/4% Notes due 2009.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated: May 17, 1999          By: /s/ Jon C. Kinney
      ______________________     ____________________________________
                                 Jon C. Kinney, Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)