Form 10-Q
period 1999-06-30
ILLINOIS TOOL WORKS INC
filed 1999-08-11
CIK 49826

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                               ------------------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------

Commission file number   1-4797
                       --------------------------------------------------------

                            ILLINOIS TOOL WORKS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                 36-1258310
--------------------------------------   --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

3600 West Lake Avenue, Glenview, IL      60025-5811
---------------------------------------  --------------------------------------
(Address of principal executive offices) (Zip Code) offices)

(Registrant's telephone number, including area code)  (847) 724-7500
                                                    ---------------------------

Former address:
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X .  No      .
                                      ---

The number of shares of registrant's common stock, without par value, outstanding at July 31, 1999: 250,603,029.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                               Three Months Ended       Six Months Ended
                                    June 30                 June 30
                             ----------------------  ----------------------
                                1999        1998        1999        1998
                             ----------  ----------  ----------  ----------

Operating Revenues           $1,624,170  $1,420,461  $3,098,004  $2,761,452
  Cost of revenues            1,023,657     910,889   1,965,799   1,784,846
  Selling, administrative,
    and research and develop-
    ment expenses               258,404     213,662     511,665     434,740
  Amortization of goodwill
    and other intangible
    assets                       16,738      10,397      30,805      20,174
  Amortization of retiree
    health care                   1,826       1,826       3,653       3,653
                             ----------  ----------  ----------  ----------
Operating Income                323,545     283,687     586,082     518,039
  Interest expense              (11,557)     (2,293)    (19,942)     (5,239)
  Other income (expense)          2,750      (4,315)      7,444      (1,563)
                             ----------  ----------  ----------  ----------
Income Before Income Taxes      314,738     277,079     573,584     511,237
  Income taxes                  114,900     101,100     209,400     186,600
                             ----------  ----------  ----------  ----------
Net Income                   $  199,838  $  175,979  $  364,184  $  324,637
                             ==========  ==========  ==========  ==========

Per share of common stock:

  Basic Net Income                $0.80       $0.70       $1.45       $1.30
                                  =====       =====       =====       =====

  Diluted Net Income              $0.79       $0.70       $1.44       $1.29
                                  =====       =====       =====       =====

  Cash dividends:

     Paid                         $0.15       $0.12       $0.30       $0.24
                                  =====       =====       =====       =====

     Declared                     $0.15       $0.12       $0.30       $0.24
                                  =====       =====       =====       =====

Shares of common stock
  outstanding during the
  period:

  Average                       250,466     249,889     250,349     249,789

  Average assuming dilution     253,247     252,678     253,035     252,526

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In Thousands)

ASSETS                            June 30, 1999      December 31, 1998
------                            -------------      -----------------

Current Assets:
  Cash and equivalents               $  119,542             $   93,485
  Trade receivables                   1,087,783                989,086
  Inventories                           613,678                581,755
  Deferred income taxes                 110,811                102,607
  Prepaid expenses and other
    current assets                      100,469                 67,540
                                     ----------             ----------
      Total current assets            2,032,283              1,834,473
                                     ----------             ----------
Plant and Equipment:
  Land                                   77,630                 73,266
  Buildings and improvements            598,185                554,383
  Machinery and equipment             1,701,370              1,624,703
  Equipment leased to others            112,794                107,186
  Construction in progress               96,497                 57,894
                                     ----------             ----------
                                      2,586,476              2,417,432
  Accumulated depreciation           (1,502,164)            (1,429,883)
                                     ----------             ----------
    Net plant and equipment           1,084,312                987,549
                                      ---------                -------

Investments                           1,171,684              1,183,493
Goodwill                              1,542,921              1,189,323
Deferred Income Taxes                   413,424                417,361
Other Assets                            494,269                505,963
                                     ----------             ----------

                                     $6,738,893             $6,118,162
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                    $  434,702             $  406,707
  Accounts payable                      307,961                268,869
  Accrued expenses                      463,253                457,543
  Cash dividends payable                 37,584                 37,519
  Income taxes payable                   88,406                 51,371
                                     ----------             ----------
    Total current liabilities         1,331,906              1,222,009
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                      1,223,942                947,008
  Other                                 592,566                611,110
                                     ----------             ----------
    Total non-current liabilities     1,816,508              1,558,118
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                            2,508                  2,504
  Additional Paid-in-Capital            308,421                302,684
  Income reinvested in the business   3,419,270              3,130,213
  Common stock held in treasury          (1,783)                (1,783)
  Cumulative translation adjustment    (137,937)               (95,583)
                                     ----------             ----------
      Total stockholders' equity      3,590,479              3,338,035
                                     ----------             ----------
                                     $6,738,893             $6,118,162
                                     ==========             ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)                                          Six Months Ended
                                                            June 30
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
Cash Provided by (Used for) Operating Activities:
  Net income                                           $364,184  $324,637
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     124,019   107,371
      Change in deferred income taxes                     1,399       276
      Provision for uncollectible accounts                2,132     2,141
      (Gain) loss on sale of plant and equipment         (2,071)    3,765
      Income from investments                           (79,297)  (62,306)
      Non-cash interest on nonrecourse debt              23,038    23,706
      (Gain)loss on sale of operations and affiliates      (386)    3,293
      Other non-cash items, net                          (2,904)      718
                                                       --------  --------
        Cash provided by operating activities           430,114   403,601
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (60,618)  (41,576)
        Inventories                                       4,064    (9,804)
        Prepaid expenses and other assets               (47,430)  (31,136)
      Increase (decrease) in--
        Accounts payable                                 12,260    (6,143)
        Accrued expenses                                (19,799)  (26,799)
        Income taxes payable                             27,272   (21,061)
      Other, net                                            187     7,194
                                                       --------  --------
        Net cash provided by operating activities       346,050   274,276
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates (485,631) (229,509)
  Additions to plant and equipment                     (108,606) (104,856)
  Purchase of investments                                (7,001)   (7,829)
  Proceeds from investments                              43,705    22,165
  Proceeds from sale of plant and equipment              16,932     2,228
  Proceeds from sale of operations and affiliates         9,391     9,845
  Other, net                                              6,822     6,075
                                                       --------  --------
        Net cash used for investing activities         (524,388) (301,881)
                                                       --------  --------
Cash Provided
by (Used for) Financing Activities:
  Cash dividends paid                                   (75,063)  (59,929)
  Issuance of common stock                                5,742     4,748
  Net borrowings (repayments)of short-term debt        (213,605)    7,807
  Proceeds from long-term debt                          499,672        45
  Repayments of long-term debt                           (7,091)     (816)
  Other, net                                              1,760       (31)
                                                       --------  --------
      Net cash provided by (used for)
        financing activities                            211,415   (48,176)
                                                       --------  --------
Effect of Exchange Rate Changes on Cash and Equivalents  (7,020)   (1,653)
                                                       --------  --------
Cash and Equivalents:
  Increase (decrease) during the period                  26,057   (77,434)
  Beginning of period                                    93,485   185,856
                                                       --------  --------
  End of period                                        $119,542  $108,422
                                                       ========  ========
Cash Paid During the Period for Interest               $ 12,967  $ 13,408
                                                       ========  ========
Cash Paid During the Period for Income Taxes           $171,108  $145,440
                                                       ========  ========
Liabilities Assumed from Acquisitions                  $161,033  $ 20,995
                                                       ========  ========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1) INVENTORIES at June 30, 1999 and December 31, 1998 were as follows:

    (In Thousands)


                                              June 30,   Dec. 31,
                                                1999       1998
                                              --------   --------

     Raw material                             $176,791   $163,868
     Work-in-process                            75,033     72,254
     Finished goods                            361,854    345,633
                                              --------   --------

                                              $613,678   $581,755
                                              ========   ========

(2)  COMPREHENSIVE INCOME:

     The components of comprehensive income were as follows:

                                    Three Months Ended   Six Months Ended
                                          June 30            June 30
                                    ------------------  ------------------
                                      1999      1998      1999       1998
                                    --------  --------  --------  --------

     Net income                     $199,838  $175,979  $364,184  $324,637
     Foreign currency translation
       adjustments, net of tax        (9,315)   (9,081)  (42,354)  (27,756)
                                    --------  --------  --------  --------
     Total comprehensive income     $190,523  $166,898  $321,830  $296,881
                                    ========  ========  ========  ========

(3)  SHORT-TERM DEBT:

     In 1998, the Company entered into a $350,000,000 Line of Credit Agreement, which was extended in 1999 from March 31,1999 to June 30, 1999. This line of credit was replaced on June 30, 1999, by a $400,000,000 Credit Agreement which expires on June 28, 2000.

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

(Dollars in Thousands)

                   Three months ended           Six months ended
                         June 30                      June 30
                   ------------------         --------------------

                       1999      1998               1999      1998
                   --------  --------         ----------  --------

Operating revenues $543,948  $439,834         $1,044,094  $863,581

Operating income    119,492    93,851            220,186   177,616

Margin %              22.0%     21.3%              21.1%     20.6%

The 1999 revenue increases of 24% in the second quarter and 21% year-to-date were mainly due to acquisitions, which contributed revenue growth of 14% and 13% for the second quarter and year-to-date periods, respectively. In addition, base business revenue grew 10% in the second quarter and 8% year-to-date, mainly as a result of increases in the construction, automotive and packaging businesses.

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

(Dollars in Thousands)

                   Three months ended          Six months ended
                         June 30                    June 30
                   ------------------         ------------------

                       1999      1998             1999      1998
                   --------  --------         --------  --------

Operating revenues $306,256  $235,255         $565,053  $445,079

Operating income     36,032    35,779           63,569    62,379

Margin %              11.8%     15.2%            11.3%     14.0%

The 1999 revenue increases of 30% in the second quarter and 27% year-to-date were largely due to acquisitions, which contributed growth of 34% in the second quarter and 29% year-to-date. The base business revenue growth was 2% in the second quarter and was flat year-to-date. Higher revenues in the automotive plastic, electronic component packaging and polymers operations were offset by revenue declines for the other base businesses. Foreign currency fluctuations decreased revenues by 6% and 2% for the three-month and six-month periods, respectively.

For both periods, the increase in operating income was largely due to acquisitions, partially offset by nonrecurring costs associated with the European construction operations. Margin declines were attributable both to the base businesses, mainly due to the European nonrecurring costs, and the initial lower margin impact of acquisitions.

SPECIALTY SYSTEMS -NORTH AMERICA

Businesses in this segment are located in North America and produce longer lead-time machinery and related consumables, and specialty equipment for applications such as industrial spray coating, quality measurement, and static control.

(Dollars in Thousands)

                   Three months ended           Six months ended
                         June 30                      June 30
                   ------------------         ----------------------

                       1999      1998               1999        1998
                   --------  --------         ----------  ----------

Operating revenues $539,776  $513,676         $1,046,873  $1,017,893

Operating income    113,512   105,053            210,515     189,384

Margin %              21.0%     20.5%              20.1%       18.6%

In 1999, revenues increased 5% and 3% for the second quarter and year-to-date periods, respectively. Acquisitions contributed 9% to the revenue growth for both periods, partially offset by reduced base business revenues of 4% in the second quarter and 5% in the year-to-date period.

Operating income grew 8% in the second quarter and 11% year-to-date as a result of increased operating efficiencies in the base businesses. For both periods, the margin improvement in the base businesses was partially offset by lower margins for acquired businesses.

SPECIALTY SYSTEMS - INTERNATIONAL

Businesses in this segment are located outside North America and manufacture longer lead-time machinery and related consumables, and specialty equipment for industrial spray coating and other applications.

(Dollars in Thousands)

                   Three months ended          Six months ended
                         June 30                    June 30
                   ------------------         ------------------

                       1999      1998             1999      1998
                   --------  --------         --------  --------

Operating revenues $267,355  $269,729         $505,316  $511,721

Operating income     31,415    35,627           45,726    61,137

Margin %              11.8%     13.2%             9.0%     11.9%

Revenues decreased slightly in both periods of 1999 versus 1998 due to a base business revenue decline of 7% for the second quarter and 10% for the year-to-date period. The base business decrease was partially offset by increased revenues of 8% for acquisitions for both periods. Foreign currency translation decreased revenues 2% for the second quarter and had no year-to-date impact.

For both periods,  operating income and margins decreased  primarily as a result
of  the  base  business  revenue  declines,   especially  in  certain  packaging
operations.

LEASING AND INVESTMENTS

This  segment  makes  opportunistic   investments  in  mortgage-related  assets,
leveraged and direct financing leases of equipment, properties and property developments, and affordable housing investments.

(Dollars in Thousands)

                   Three months ended          Six months ended
                         June 30                    June 30
                   ------------------         ------------------
                       1999      1998             1999      1998
                   --------  --------         --------  --------

Operating revenues $ 40,914  $ 30,711         $ 80,771  $ 65,726

Operating income     23,094    13,377           46,086    27,523

Both revenues and operating income increased for both periods of 1999 versus 1998 due to gains on the sales of certain non-mortgage investment assets. In addition, operating income also increased for both periods due to higher commercial mortgage income.

OPERATING REVENUES

The reconciliation of segment operating revenues to total company operating revenues is as follows:

                                      Three months ended    Six months ended
                                            June 30              June 30
                                    --------------------- ---------------------

                                          1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------

Engineered Products - North America $  543,948 $  439,834 $1,044,094 $  863,581
Engineered Products - International    306,256    235,255    565,053    445,079
Specialty Systems - North America      539,776    513,676  1,046,873  1,017,893
Specialty Systems - International      267,355    269,729    505,316    511,721
Leasing and Investments                 40,914     30,711     80,771     65,726
                                    ---------- ---------- ---------- ----------
  Total segment operating revenues   1,698,249  1,489,205  3,242,107  2,904,000
Intersegment revenues                  (74,079)   (68,744)  (144,103)  (142,548)
                                    ---------- ---------- ---------- ----------
  Total company operating revenues  $1,624,170 $1,420,461 $3,098,004 $2,761,452
                                    ========== ========== ========== ==========

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 63.5% in the first six months of 1999 versus 64.6% in the first six months of 1998, due to increased sales volume coupled with lower manufacturing costs. Selling, administrative, and research and development expenses increased to 16.5% of revenues in the first half of 1999 versus 15.7% in 1998, primarily due to higher nonrecurring charges in 1999.

INTEREST EXPENSE

Interest expense increased to $19.9 million in the first six months of 1999 from
5.2 million in 1998, primarily due to higher long-term debt and increased commercial paper borrowings.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $7.4 million for the first half of 1999 versus expense $1.6 million in 1998. The increased income was primarily due to gains on the sale of operations and plant and equipment in 1999, versus losses in 1998.

NET INCOME

Net income of $364.2 million ($1.44 per diluted share) in the first six months of 1999 was 12.2% higher than the 1998 net income of $324.6 million ($1.29 per diluted share).

FINANCIAL POSITION

Net working capital at June 30, 1999 and December 31, 1998 is summarized as follows:

(Dollars in Thousands)

                             June 30,     Dec. 31,     Increase/
                               1999         1998      (Decrease)
                            ----------   ----------   ----------

Current Assets:
  Cash and equivalents      $  119,542   $   93,485     $ 26,057
  Trade receivables          1,087,783      989,086       98,697
  Inventories                  613,678      581,755       31,923
  Other                        211,280      170,147       41,133
                            ----------   ----------     --------
                             2,032,283    1,834,473      197,810
                            ----------   ----------     --------


Current Liabilities:
  Short-term debt              434,702      406,707       27,995
  Accounts payable and
    accrued expenses           771,214      726,412       44,802
  Other                        125,990       88,890       37,100
                            ----------   ----------     --------
                             1,331,906    1,222,009      109,897
                            ----------   ----------     --------

Net Working Capital         $  700,377   $  612,464     $ 87,913
                            ==========   ==========     ========

Current Ratio                     1.53         1.50
                                  ====         ====

The increase in trade receivables for the first six months of 1999 was primarily due to 1999 acquisitions.

In February 1999, the Company issued $500,000,000 of 5.75% notes due March 1, 2009. The proceeds were primarily used to repay commercial paper.

YEAR 2000 ISSUE

The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000.

To determine the extent of the year 2000 compliance issues related to its computer systems, including equipment with embedded chip technology, the Company began an extensive internal study at all of its business units in 1997. Approximately 80% of the business units have completed testing of existing systems and remediation activities as of June 30,1999, and it is expected that substantially all businesses will have completed their projects by September 30, 1999. It is anticipated that the remaining non-critical year 2000 issues will be resolved by the end of 1999.

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

Approximately 20% of the Company's products are capital equipment goods that could have embedded chip issues. The Company has been reviewing this equipment as part of its internal year 2000 compliance study. To date, because this equipment is generally not highly automated, no significant year 2000 issues related to the Company's equipment products have been identified.

The Company has been developing contingency plans for the operations where case critical systems or third parties are not year 2000 compliant.

Based on preliminary estimates, the total cost of the Company's year 2000 compliance program is approximately $40 million for 1997 through 1999. Of this amount, approximately 67% relates to capital expenditures and 33% to expensed costs. Approximately 84% of the total cost has been incurred through June 30, 1999. Estimates of year 2000 related costs are based upon numerous assumptions and there is no certainty that actual costs could not be significantly different from the estimates.

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

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 14, 1999. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

Nominees                            In Favor                      Withheld
--------------------------------------------------------------------------
W. F. Aldinger, III                 224,606,095                   592,382
M. J. Birck                         224,659,928                   538,549
M. D. Brailsford                    224,686,034                   512,443
S. Crown 224,700,237                498,240
H. R. Crowther                      224,580,031                   618,446
W. J. Farrell                       224,703,326                   495,151
R. C. McCormack                     224,660,618                   537,859
P. B. Rooney                        224,628,321                   570,156
H. B. Smith                         224,698,555                   499,922
O. J. Wade                          224,657,775                   540,702

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit Index

     Exhibit No.    Description
     -----------    -----------------------
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






                            ILLINOIS TOOL WORKS INC.




Dated:   August 11, 1999            By:    /s/ Jon C. Kinney
       ---------------------------       --------------------------------------
                                         Jon C. Kinney, Senior Vice President
                                         and Chief Financial Officer
                                         (Principal Accounting Officer)