Form 10-Q
period 1999-09-30
ILLINOIS TOOL WORKS INC
filed 1999-11-15
CIK 49826

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
                               -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number   1-4797
                       -------------------------------------------------------

                          ILLINOIS TOOL WORKS INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Delaware                                  36-1258310
----------------------------------------  ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3600 West Lake Avenue, Glenview, IL       60025-5811
----------------------------------------  ------------------------------------
(Address of principal executive offices)  (Zip Code)

(Registrant's telephone number, including area code)  (847) 724-7500
                                                     -------------------------

Former address:
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .
                                        ---      ---

The number of shares of registrant's common stock, $.01 par value, outstanding at October 31, 1999: 250,699,566.

Part I - Financial Information


Item 1





                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

                              FINANCIAL STATEMENTS


The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-K. Certain reclassifications of prior year's data have been made to conform with current year reporting.

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                               Three Months Ended       Nine Months Ended
                                  September 30            September 30
                             ----------------------  ----------------------
                                1999        1998        1999        1998
                             ----------- ----------  ----------   ---------

Operating Revenues           $1,593,811  $1,377,212  $4,691,815  $4,138,664
  Cost of revenues            1,012,132     888,741   2,977,931   2,673,587
  Selling, administrative,
    and research and
    development expenses        254,618     212,854     769,936     651,247
  Amortization of goodwill
    and other intangible
    assets                       17,423      11,055      48,228      31,229

                             ----------- ----------  ----------   ---------
Operating Income                309,638     264,562     895,720     782,601
  Interest expense              (11,956)     (3,652)    (31,898)     (8,891)
  Other income (expense)         (2,858)     (2,840)      4,586      (4,403)
                             ----------- ----------  ----------   ---------
Income Before Income Taxes      294,824     258,070     868,408     769,307
  Income taxes                  107,600      94,200     317,000     280,800
                             ----------  ----------  ----------  ----------
Net Income                   $  187,224  $  163,870  $  551,408  $  488,507
                             ==========  ==========  ==========  ==========

Per share of common stock:

  Basic Net Income                $0.75       $0.66       $2.20       $1.96
                                  =====       =====       =====       =====

  Diluted Net Income              $0.74       $0.65       $2.18       $1.94
                                  =====       =====       =====       =====

  Cash dividends:

    Paid                          $0.15       $0.12       $0.45       $0.36
                                  =====       =====       =====       =====

    Declared                      $0.18       $0.15       $0.48       $0.39
                                  =====       =====       =====       =====

Shares of common stock
  outstanding during the
  period:

  Average                       250,617     249,973     250,435     249,848

  Average assuming dilution     253,329     252,268     253,139     252,424

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In Thousands)

ASSETS                           September 30, 1999      December 31, 1998
------                           ------------------      -----------------

Current Assets:
  Cash and equivalents               $  151,493             $   93,485
  Trade receivables                   1,096,907                989,086
  Inventories                           625,046                581,755
  Deferred income taxes                 115,979                102,607
  Prepaid expenses and other
    current assets                       95,090                 67,540
                                     ----------             ----------
      Total current assets            2,084,515              1,834,473
                                     ----------             ----------
Plant and Equipment:
  Land                                   78,240                 73,266
  Buildings and improvements            597,047                554,383
  Machinery and equipment             1,718,773              1,624,703
  Equipment leased to others            110,446                107,186
  Construction in progress              111,417                 57,894
                                     ----------             ----------
                                      2,615,923              2,417,432
  Accumulated depreciation           (1,527,950)            (1,429,883)
                                     ----------             ----------
    Net plant and equipment           1,087,973                987,549
                                     ----------             ----------

Investments                           1,185,202              1,183,493
Goodwill                              1,577,653              1,189,323
Deferred Income Taxes                   415,659                417,361
Other Assets                            540,019                505,963
                                     ----------             ----------

                                     $6,891,021             $6,118,162
                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Short-term debt                    $  424,894             $  406,707
  Accounts payable                      289,402                268,869
  Accrued expenses                      474,694                457,543
  Cash dividends payable                 45,121                 37,519
  Income taxes payable                  119,150                 51,371
                                     ----------             ----------
    Total current liabilities         1,353,261              1,222,009
                                     ----------             ----------
Non-current Liabilities:
  Long-term debt                      1,212,431                947,008
  Other                                 583,774                611,110
                                     ----------             ----------
    Total non-current liabilities     1,796,205              1,558,118
                                     ----------             ----------
Stockholders' Equity:
  Preferred stock                            --                     --
  Common stock                            2,509                  2,504
  Additional Paid-in-Capital            310,372                302,684
  Income reinvested in the business   3,561,372              3,130,213
  Common stock held in treasury          (1,783)                (1,783)
  Cumulative translation adjustment    (130,915)               (95,583)
                                     ----------             ----------
      Total stockholders' equity      3,741,555              3,338,035
                                     ----------             ----------
                                     $6,891,021             $6,118,162
                                     ==========             ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)                                          Nine Months Ended
                                                          September 30
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
Cash Provided by (Used for) Operating Activities:
  Net income                                           $551,408  $488,507
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     188,912   159,164
      Change in deferred income taxes                    (3,540)   20,183
      Provision for uncollectible accounts                8,829     3,079
      (Gain) loss on sale of plant and equipment         (1,418)    5,059
      Income from investments                          (115,691)  (97,670)
      Non-cash interest on nonrecourse debt              34,719    36,125
      (Gain)loss on sale of operations and affiliates       (12)    3,142
      Other non-cash items, net                          (4,665)    1,983
                                                       --------  --------
        Cash provided by operating activities           658,542   619,572
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               (70,486)  (16,226)
        Inventories                                      (9,769)    9,917
        Prepaid expenses and other assets               (45,681)  (25,722)
      Increase (decrease) in--
        Accounts payable                                 (5,248)  (32,969)
        Accrued expenses                                (14,481)  (25,315)
        Income taxes payable                             57,152   (33,168)
      Other, net                                            258      (160)
                                                       --------  --------
        Net cash provided by operating activities       570,287   495,929
                                                       --------  --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses (excluding cash and
    equivalents) and additional interest in affiliates (569,234) (597,970)
  Additions to plant and equipment                     (164,985) (149,967)
  Purchase of investments                               (35,734)   (9,238)
  Proceeds from investments                              66,368    33,711
  Proceeds from sale of plant and equipment              18,762    18,198
  Proceeds from sale of operations and affiliates         9,535    10,251
  Other, net                                              7,293     6,366
                                                       --------  --------
        Net cash used for investing activities         (667,995) (688,649)
                                                       --------  --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                  (112,647)  (89,920)
  Issuance of common stock                                7,693     5,301
  Net borrowings (repayments)of short-term debt        (221,945)  195,542
  Proceeds from long-term debt                          507,057    17,162
  Repayments of long-term debt                          (19,494)   (9,552)
  Other, net                                              1,641     2,286
                                                       --------  --------
      Net cash provided by
        financing activities                            162,305   120,819
                                                       --------  --------
Effect of Exchange Rate Changes on Cash
  and Equivalents                                        (6,589)   (5,817)
                                                       --------  --------
Cash and Equivalents:
  Increase (decrease) during the period                  58,008   (77,718)
  Beginning of period                                    93,485   185,856
                                                       --------  --------
  End of period                                        $151,493  $108,138
                                                       ========  ========
Cash Paid During the Period for Interest               $ 39,583  $ 20,223
                                                       ========  ========
Cash Paid During the Period for Income Taxes           $237,740  $226,461
                                                       ========  ========
Liabilities Assumed from Acquisitions                  $168,151  $150,542
                                                       ========  ========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  INVENTORIES at September 30, 1999 and December 31, 1998 were as follows:

     (In Thousands)


                                              Sept 30,   Dec. 31,
                                                1999       1998
                                              --------   --------


     Raw material                             $186,571   $163,868
     Work-in-process                            76,531     72,254
     Finished goods                            361,944    345,633
                                              --------   --------

                                              $625,046   $581,755
                                              ========   ========

(2)  COMPREHENSIVE INCOME:

     The components of comprehensive income were as follows:

                                    Three Months Ended   Nine Months Ended
                                       September 30        September 30
                                    ------------------  ------------------
                                      1999      1998      1999       1998
                                    --------  --------  --------  --------

     Net income                     $187,224  $163,870  $551,408  $488,507
     Foreign currency translation
       adjustments, net of tax         7,022   (14,962)  (35,332)  (42,719)
                                    --------  --------  --------  --------
     Total comprehensive income     $194,246  $148,908  $516,076  $445,788
                                    ========  ========  ========  ========

(3)  SHORT-TERM DEBT:

     In 1998, the Company entered into a $350,000,000 Line of Credit Agreement, which was extended in 1999 from March 31,1999 to June 30, 1999. This line of credit was replaced on June 30, 1999, by a $400,000,000 Credit Agreement that expires on June 28, 2000.

(4)  LONG-TERM DEBT:

     In February 1999, the Company issued $500,000,000 of 5.75% notes due March 1, 2009, at 99.281% of face value.

(5)  PREMARK ACQUISITION:

     On September 9, 1999, the Company entered into an Agreement and Plan of Merger with Premark International, Inc. ("Premark") pursuant to which, subject to the terms and conditions contained in the Merger Agreement, CS Merger Sub Inc., a wholly owned subsidiary of the Company, will be merged (the "Merger") into Premark, with Premark surviving as a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Premark common stock, par value $1.00 per share (the "Premark Common Stock") will be converted into the right to receive between .5776 and .9181 of a share of ITW common stock, par value of $.01 ("ITW Common Stock"), depending on the average closing price of ITW Common Stock over the 20 day trading period ending on the second business day prior to the closing of the Merger.

     As a condition and inducement to the Company's willingness to enter into the Merger Agreement, Premark has entered into a Stock Option Agreement with the Company dated as of September 9, 1999 (the "Option Agreement"). Pursuant to the Option Agreement, the Company has an option (the "Option") to purchase 12,203,694 shares of Premark's Common Stock at a price of $34.06 (the "Option Price") per share of Premark Common Stock under certain circumstances, subject to adjustment. The Option Agreement limits the profit that the Company may receive pursuant to the Option to $30 million in the aggregate.

Item 2 - Management's Discussion and Analysis

ENGINEERED PRODUCTS - NORTH AMERICA

Businesses in this segment are located in North America and manufacture short lead-time components and fasteners, and specialty products such as adhesives, resealable packaging and electronic component packaging.

(Dollars in Thousands)

                      Three months ended         Nine months ended
                         September 30               September 30
                      ------------------       ----------------------

                          1999      1998             1999        1998
                      --------  --------       ----------  ----------

Operating revenues    $531,350  $453,571       $1,575,444  $1,317,152

Operating income       108,369    93,247          328,556     270,863

Margin %                  20.4%     20.6%            20.9%       20.6%

In 1999, revenues increased 17% and 20% for the third quarter and year-to-date periods, respectively. Base business revenue grew 10% for the third quarter and 9% year-to-date, mainly as a result of increases in the automotive, construction and consumer packaging businesses. In addition, acquisitions contributed revenue growth of 8% and 11% for the third quarter and year-to-date periods, respectively.

For both periods, operating income grew due to the base business revenue increases, improved operating efficiencies and acquisitions. Overall margins were essentially flat for both periods as improved operating efficiencies at the base businesses were offset by the lower margins of acquired businesses.

ENGINEERED PRODUCTS - INTERNATIONAL

Businesses in this segment are located outside North America and manufacture short lead-time components and fasteners, and specialty products such as electronic component packaging and adhesives.

(Dollars in Thousands)

                       Three months ended       Nine months ended
                          September 30             September 30
                      -------------------     ---------------------

                          1999       1998         1999         1998
                      --------   --------     --------     --------

Operating revenues    $300,029   $221,068     $865,082     $666,146

Operating income        37,821     33,825      101,390       96,204

Margin %                  12.6%      15.3%        11.7%        14.4%

The 1999 revenue increases of 36% in the third quarter and 30% year-to-date were largely due to acquisitions, which contributed growth of 36% and 31% in the three-month and nine-month periods, respectively. For the three-month and nine-month periods, the base business revenue growth was 3% and 1%, respectively, mainly related to the automotive and polymers businesses for both periods, as well as Australian construction businesses for the third quarter. Foreign currency fluctuations negatively impacted revenues by 3% and 2% for the three-month and nine-month periods, respectively.

For both periods, the increase in operating income was due to acquisitions, partially offset by nonrecurring costs associated with various European operations. The margin declines were attributable both to the base businesses, mainly due to the European nonrecurring costs, and the initial lower margin impact of acquisitions.

SPECIALTY SYSTEMS - NORTH AMERICA

Businesses in this segment are located in North America and produce longer lead-time machinery and related consumables, and specialty equipment for applications such as industrial spray coating, quality measurement, and static control.

(Dollars in Thousands)

                      Three months ended         Nine months ended
                         September 30               September 30
                      ------------------      ----------------------

                          1999      1998            1999        1998
                      --------  --------      ----------  ----------

Operating revenues    $527,870  $480,472      $1,574,744  $1,498,365

Operating income       108,869    90,338         319,384     279,722

Margin %                  20.6%     18.8%           20.3%       18.7%

In 1999, revenues increased 10% for the three-month period and 5% for the year-to-date period. For the third quarter, acquisitions contributed 7% to the revenue growth, while the base business revenue grew 2%. For the year-to-date period, revenue growth of 8% from acquisitions was partially offset by reduced base business revenues of 3%.

Operating income increased 21% in the third quarter and 14% year-to-date as a result of improved operating efficiencies in the base businesses. For both periods, the base business margin improvement was partially offset by lower margins for acquired businesses.

SPECIALTY SYSTEMS - INTERNATIONAL

Businesses in this segment are located outside North America and manufacture longer lead-time machinery and related consumables, and specialty equipment for industrial spray coating and other applications.

(Dollars in Thousands)

                      Three months ended      Nine months ended
                         September 30            September 30
                      ------------------     -------------------

                          1999      1998         1999       1998
                      --------  --------     --------   --------

Operating revenues    $275,579  $254,001     $780,895   $765,722

Operating income        35,029    30,685       80,755     91,822

Margin %                  12.7%     12.1%        10.3%      12.0%

In 1999, revenues increased 8% in the third quarter and 2% in the year-to-date period. For both periods, acquisitions contributed 8% to the revenue growth. Base business revenues increased 1% for the three-month period and decreased 6% year-to-date. Foreign currency translation did not have any significant impact in either period.

In the third quarter, operating income and margins increased due to acquisitions and improved performance in various packaging and finishing businesses. For the year-to-date period, operating income and margins decreased due to the base business revenue declines and the lower margins of acquired businesses.

LEASING AND INVESTMENTS

This segment makes opportunistic investments in mortgage-related assets, leveraged and direct financing leases of equipment, properties and property developments, and affordable housing.

(Dollars in Thousands)

                      Three months ended     Nine months ended
                         September 30           September 30
                      ------------------     ------------------

                          1999      1998         1999      1998
                      --------  --------     --------  --------

Operating revenues    $ 38,013  $ 36,159     $118,784  $101,885

Operating income        19,550    16,467       65,635    43,990

Both revenues and operating income increased for both periods of 1999 versus 1998 due to gains on the sales of assets and higher mortgage-related income.

OPERATING REVENUES

The reconciliation of segment operating revenues to total company operating revenues is as follows:

                                          Three months ended            Nine months ended
                                             September 30                  September 30
                                      --------------------------    --------------------------

                                             1999           1998           1999           1998
                                      -----------    -----------    -----------    -----------
Engineered Products - North America   $   531,350    $   453,571    $ 1,575,444    $ 1,317,152
Engineered Products - International       300,029        221,068        865,082        666,146
Specialty Systems - North America         527,870        480,472      1,574,744      1,498,365
Specialty Systems - International         275,579        254,001        780,895        765,722
Leasing and Investments                    38,013         36,159        118,784        101,885
                                      -----------    -----------    -----------    -----------
  Total segment operating revenues      1,672,841      1,445,271      4,914,949      4,349,270
Intersegment revenues                     (79,030)       (68,059)      (223,134)      (210,606)
                                      -----------    -----------    -----------    -----------
Total company operating revenues      $ 1,593,811    $ 1,377,212    $ 4,691,815    $ 4,138,664
                                      ===========    ===========    ===========    ===========

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 63.5% in the first nine months of 1999 versus 64.6% in the first nine months of 1998, due to increased sales volume coupled with lower manufacturing costs. Selling, administrative, and research and development expenses increased to 16.4% of revenues in the first nine months of 1999 versus 15.7% in 1998, primarily due to higher nonrecurring charges in 1999.

INTEREST EXPENSE

Interest expense increased to $31.9 million in the first nine months of 1999 from $8.9 million in 1998, primarily due to higher long-term debt and increased commercial paper borrowings.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $4.6 million for the first nine months of 1999 versus expense of $4.4 million in 1998. The increased income was primarily due to gains on the sale of operations and plant and equipment in 1999, versus losses in 1998.

NET INCOME

Net income of $551.4 million ($2.18 per diluted share) in the first nine months of 1999 was 12.9% higher than the 1998 net income of $488.5 million ($1.94 per diluted share).

FINANCIAL POSITION

Net working capital at September 30, 1999 and December 31, 1998 is summarized as follows:

(Dollars in Thousands)

                              Sept 30,    Dec. 31,
                               1999         1998        Increase
                            ----------   ----------     --------


Current Assets:
  Cash and equivalents      $  151,493   $   93,485     $ 58,008
  Trade receivables          1,096,907      989,086      107,821
  Inventories                  625,046      581,755       43,291
  Other                        211,069      170,147       40,922
                            ----------   ----------     --------
                             2,084,515    1,834,473      250,042
                            ----------   ----------     --------

Current Liabilities:
  Short-term debt              424,894      406,707       18,187
  Accounts payable and
    accrued expenses           764,096      726,412       37,684
  Other                        164,271       88,890       75,381
                            ----------   ----------     --------
                             1,353,261    1,222,009      131,252
                            ----------   ----------     --------

Net Working Capital         $  731,254   $  612,464     $118,790
                            ==========   ==========     ========
Current Ratio                     1.54         1.50
                                  ====         ====

The increase in trade receivables for the first nine months of 1999 was due to 1999 acquisitions and higher operating revenues in the third quarter of 1999 versus the fourth quarter of 1998, partially offset by the effect of foreign currency translation. The increase in inventories is due to acquisitions, slightly offset by the effect of foreign currency translation.

YEAR 2000

The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000.

To determine the extent of the year 2000 compliance issues related to its computer systems, including equipment with embedded chip technology, the Company began an extensive internal study at all of its business units in 1997. Approximately 87% of the business units have completed testing of existing systems and remediation activities as of September 30, 1999, and it is expected that substantially all businesses will have completed their projects by the end of 1999.

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

Approximately 20% of the Company's products are capital equipment goods that could have embedded chip issues. The Company has been reviewing this equipment as part of its internal year 2000 compliance study. Although a small number of products which have display date functions may display an incorrect date, few products will fail to operate and no products have been identified which can cause property damage or bodily harm due to a year 2000 failure. To date, no significant year 2000 issues related to the Company's equipment products have been identified.

The Company has been developing contingency plans for the operations where case critical systems or third parties are not year 2000 compliant.

Based on preliminary estimates, the total cost of the Company's year 2000 compliance program is approximately $41 million for 1997 through 1999. Of this amount, approximately 67% relates to capital expenditures and 33% to expensed costs. Approximately 88% of the total cost has been incurred through September 30, 1999. Estimates of year 2000 related costs are based upon numerous assumptions and there is no certainty that actual costs could not be significantly different from the estimates.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding year 2000 readiness. These statements are subject to certain risks, uncertainties, and other factors which could cause actual results to differ materially from those anticipated, including, the risks described herein. Important factors that may influence future results include (1) a downturn in the automotive, construction, general industrial or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, Europe and Australia, (3) an interruption in, or reduction in, introducing new products into the Company's product line, (4) an unfavorable environment for making acquisitions, domestic and foreign, including adverse accounting or regulatory requirements and market value of candidates, and (5) the failure of the Company's suppliers or customers to be year 2000 compliant or unexpected costs or difficulties in the Company becoming year 2000 compliant.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit No.    Description
-----------    -------------------------------
   27          Financial Data Schedule
   10(a)       Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February
               16, 1996, as amended on December 12, 1997 and October 29, 1999.

(b)  Reports on Form 8-K

Form 8-K, Current Report, dated September 9, 1999 which included Item 5, a description of the merger agreement between Illinois Tool Works Inc. and Premark International, Inc., and Item 7, which included the Agreement and Plan of Merger among Premark International, Inc., Illinois Tool Works Inc. and CS Merger Sub Inc., the Stock Option Agreement between Premark International Inc. and Illinois Tool Works Inc., and a press release dated September 9, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            ILLINOIS TOOL WORKS INC.




Dated: November 15, 1999      By: /s/ Jon C. Kinney
       -----------------          -----------------------------------
                                  Jon C. Kinney, Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Accounting Officer)