Form 10-K405
period 1999-12-31
ILLINOIS TOOL WORKS INC
filed 2000-03-30
CIK 49826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                 OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM --------------- TO
                 ---------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2000, was approximately $12,400,000,000.

     Shares of Common Stock outstanding at March 14, 2000 -- 300,678,897.

                      DOCUMENTS INCORPORATED BY REFERENCE

1999 Annual Report to Stockholders...............................Parts I, II, IV

Proxy Statement dated March 27, 2000, for Annual Meeting of Stockholders to be held on May 12, 2000............................................Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Illinois Tool Works Inc. (the "Company" or "ITW") was founded in 1912 and incorporated in 1915. The Company manufactures and markets a variety of products and systems that provide specific, problem-solving solutions for a diverse customer base worldwide. The Company has more than 500 operations in 40 countries. The Company's business units are divided into six segments:
Engineered Products-North America, Engineered Products-International, Specialty Systems-North America, Specialty Systems-International, Consumer Products, and Leasing and Investments. Businesses in the Engineered Products-North America segment are located in North America and manufacture short lead-time components and fasteners, and specialty products such as adhesives, resealable packaging and electronic component packaging. Businesses in the Engineered Products-International segment are located outside North America and manufacture short lead-time components and fasteners, and specialty products such as electronic component packaging and adhesives. Businesses in the Specialty Systems-North America segment are located in North America and produce longer lead-time machinery and related consumables, and specialty equipment for applications such as food service and industrial spray coating. Businesses in the Specialty Systems-International segment are located outside North America and manufacture longer lead-time machinery and related consumables, and specialty equipment for food service and industrial spray coating. Businesses in the Consumer Products segment are located primarily in North America and manufacture household products which are used by consumers, including small electric appliances, physical fitness equipment and ceramic tile. The Leasing and Investment segment makes opportunistic investments in mortgage-related assets, leveraged and direct financing leases of equipment, properties and property developments, and affordable housing.

     On November 23, 1999, a wholly owned subsidiary of ITW merged with Premark International, Inc. ("Premark"), a commercial manufacturer of food equipment and decorative products. Shareholders of Premark received .8081 shares of ITW common stock in exchange for each share of Premark common stock outstanding. A total of 49,781,665 of ITW common shares were issued to the former Premark shareholders in connection with the merger. The merger was accounted for under the pooling-of-interests accounting method and accordingly, ITW's historical financial statements for periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Premark, as though the companies had been combined during such periods.

     During the five-year period ending December 31, 1999, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.

CURRENT YEAR DEVELOPMENTS

     Refer to pages 21 through 26, Management's Discussion and Analysis, in the Company's 1999 Annual Report to Stockholders.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Segment and geographic data are included on pages 21 through 23 and 42 through 44 of the Company's 1999 Annual Report to Stockholders.

     The principal markets served by the Company's five manufacturing segments are as follows:

                                                  % OF 1999 OPERATING REVENUES
                                 --------------------------------------------------------------
                                 ENGINEERED    ENGINEERED    SPECIALTY    SPECIALTY
                                 PRODUCTS-     PRODUCTS-     SYSTEMS-     SYSTEMS-
                                   NORTH         INTER-        NORTH       INTER-      CONSUMER
                                  AMERICA       NATIONAL      AMERICA     NATIONAL     PRODUCTS
                                 ----------    ----------    ---------    ---------    --------
Construction...................      48%           38%            9%           5%         33%
Automotive.....................      27%           34%            6%           3%         --%
General Industrial.............      11%           11%           19%          24%         --%
Consumer Durables..............       6%            7%            3%           2%         67%
Electronics....................       3%            7%            1%           2%         --%
Food and Beverage..............       2%           --%            9%           9%         --%
Industrial Capital Goods.......       2%            1%            6%           6%         --%
Food Retail and Service........      --%           --%           34%          32%         --%
Paper Products.................      --%           --%            5%           5%         --%
Other..........................       1%            2%            8%          12%         --%
                                    ---           ---           ---          ---         ---
                                    100%          100%          100%         100%        100%
                                    ===           ===           ===          ===         ===

     Operating results of the segments are described on pages 21 through 23 and 42 through 44 of the Company's 1999 Annual Report to Stockholders.

     Most of the Company's businesses distribute their products directly to industrial manufacturers and through independent distributors.

BACKLOG

     Backlog generally is not considered a significant factor in the Company's businesses as relatively short delivery periods and rapid inventory turnover are characteristic of many of its products.

     Backlog by manufacturing segment as of December 31, 1999 and 1998 is summarized as follows:

                                                BACKLOG IN THOUSANDS OF DOLLARS
                       ---------------------------------------------------------------------------------
                       ENGINEERED                     SPECIALTY
                       PRODUCTS-      ENGINEERED      SYSTEMS-       SPECIALTY
                         NORTH         PRODUCTS-        NORTH        SYSTEMS-       CONSUMER
                        AMERICA      INTERNATIONAL     AMERICA     INTERNATIONAL    PRODUCTS     TOTAL
                       ----------    -------------    ---------    -------------    --------    --------
1999.................   $257,000       $125,000       $196,000       $136,000         --        $714,000
1998.................   $227,000       $124,000       $186,000       $134,000         --        $671,000

     Backlog orders scheduled for shipment beyond calendar year 2000 were not material in any manufacturing segment as of December 31, 1999.

     The information set forth below is applicable to all industry segments of the Company unless otherwise noted:

COMPETITION

     The Company's global competitive environment is complex because of the wide diversity of products the Company manufactures and the markets it serves. Depending on the product or market, the Company may compete with a few other companies or with many others, some of which may be the Company's own licensees.

     The Company is a leading producer of plastic, metal and laminate components, fasteners and assemblies; industrial fluids and adhesives; tooling for specialty applications; welding products; packaging machinery and related consumables; food service equipment; and industrial spray coating equipment.

RAW MATERIALS

     The Company uses raw materials of various types, primarily metals and plastics that are available from numerous commercial sources. The availability of materials and energy has not resulted in any business interruptions or other major problems, nor are any such problems anticipated.

RESEARCH AND DEVELOPMENT

     The Company's growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 31 of the Company's 1999 Annual Report to Stockholders.

     The Company owns approximately 2,500 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 550 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

     The Company believes that many of its patents are valuable and important. Nevertheless, the Company credits its leadership in the markets it serves to engineering capability; manufacturing techniques, skills and efficiency; marketing and sales promotion; and service and delivery of quality products to its customers.

TRADEMARKS

     Many of the Company's products are sold under various trademarks owned or licensed by the Company. Among the most significant are: ITW, Apex, Buildex, Deltar, Devcon, DeVilbiss, Fastex, Hi-Cone, Hobart, Keps, Magnaflux, Miller, Minigrip, Paktron, Paslode, Precor, Ramset, Ransburg, Red Head, Shakeproof, Signode, Teks, Tenax, West Bend, Wilsonart, and Zip-Pak.

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

EMPLOYEES

     The Company employed approximately 52,800 persons as of December 31, 1999 and considers its employee relations to be excellent.

INTERNATIONAL

     The Company's international operations include subsidiaries, joint ventures and licensees in 39 countries on six continents. These operations serve such markets as construction, food and retail service, general industrial, automotive, and others on a worldwide basis. The Company's international subsidiaries contributed approximately 34% of operating revenues in 1999 and 33% in 1998.

     Refer to pages 21 through 24 and 42 through 44 in the Company's 1999 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

YEAR 2000

     Refer to page 26 in the Company's 1999 Annual Report to Stockholders for discussion of the effect on the Company of the year 2000 computer issue.

FORWARD-LOOKING STATEMENTS

     Refer to page 26 of the Company's 1999 Annual Report to Stockholders for information on the risks associated with forward-looking statements within this document.

EXECUTIVE OFFICERS

     Executive Officers of the Company as of March 27, 2000:

NAME                                               OFFICE                         AGE
----                                               ------                         ---
Thomas W. Buckman.........  Vice President, Patents and Technology                62
W. James Farrell..........  Chairman and Chief Executive Officer                  57
Russell M. Flaum..........  Executive Vice President                              49
Thomas J. Hansen..........  Executive Vice President                              51
Stewart S. Hudnut.........  Senior Vice President, General Counsel and Secretary  60
John Karpan...............  Senior Vice President, Human Resources                59
Jon C. Kinney.............  Senior Vice President and Chief Financial Officer     57
Dennis J. Martin..........  Executive Vice President                              49
Frank S. Ptak.............  Vice Chairman                                         56
James M. Ringler..........  Vice Chairman                                         54
F. Ronald Seager..........  Executive Vice President                              59
Harold B. Smith...........  Chairman of the Executive Committee                   66
David B. Speer............  Executive Vice President                              48
Allan C. Sutherland.......  Senior Vice President                                 36
Hugh J. Zentmeyer.........  Executive Vice President                              53

     Except for Messrs. Hansen, Kinney, Martin, Ringler, Speer, Sutherland, and Zentmeyer, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. The executive officers of the Company serve at the pleasure of the Board of Directors. Mr. Hansen joined the Company in 1980 and has held various management positions within the Company's automotive metal fasteners and components businesses. Mr. Kinney joined the Company in 1973 and has served as Vice President and Controller, Operations, and Group Controller of several of the Company's businesses. Mr. Martin joined the Company in 1991 and has held several management positions in the welding businesses. Mr. Ringler joined Premark International in 1990 where he served as President and Chief Operating Officer until May 1996. He served as Premark International's Chief Executive Officer and President from May 1996 to October 1997, after which he served as Chairman of the Board, Chief Executive Officer and President until Premark International's merger with the Company in November 1999. Mr. Speer joined the Company in 1978 and has held various sales, marketing and general management positions within the construction businesses. Mr. Sutherland joined the Company in 1993 after serving as a senior tax manager with Ernst & Young and has served the Company in various capacities, most recently as Vice President of Leasing and Investments.

Mr. Zentmeyer joined Signode Corporation (which was acquired by the Company in 1986) in 1968 and has held various management positions in the industrial packaging businesses.

ITEM 2.  PROPERTIES

     As of December 31, 1999 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

                                                      NUMBER            FLOOR SPACE
                                                        OF        ------------------------
                                                    PROPERTIES    OWNED    LEASED    TOTAL
                                                    ----------    -----    ------    -----
                                                         (IN MILLIONS OF SQUARE FEET)
Engineered Products -- North America..............     132         6.5      3.5      10.0
Engineered Products -- International..............      88         5.4      1.2       6.6
Specialty Systems -- North America................     119         9.5      2.5      12.0
Specialty Systems -- International................      89         6.3      1.4       7.7
Consumer Products.................................      16         3.0      0.5       3.5
Leasing and Investments...........................      13         0.6      0.2       0.8
Corporate.........................................       5         1.3       --       1.3
                                                       ---        ----      ---      ----
                                                       462        32.6      9.3      41.9
                                                       ===        ====      ===      ====

     The principal plants outside of the U.S. are in Australia, Brazil, Canada, Denmark, France, Germany, Italy, Korea, Mexico, Spain, Switzerland and the United Kingdom.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Stockholders on November 23, 1999. At the meeting, the following item was submitted to a vote of stockholders:

     The proposal to issue the Company's common stock as stated in the Proxy Statement dated October 12, 1999 pursuant to the Agreement and Plan of Merger among Premark International, Inc., Illinois Tool Works Inc. and CS Merger Sub Inc., a wholly owned subsidiary of ITW, dated as of September 9, 1999. The proposal was approved with 197,508,363 votes for, 4,329,793 votes against and 574,374 votes withheld.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     This information is incorporated by reference to page 45 of the Company's 1999 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                              1999        1998        1997        1996        1995
                                              ----        ----        ----        ----        ----
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating revenues.......................  $9,333,185   8,386,971   7,627,263   7,264,281   6,391,480
Income from continuing operations........  $  841,112     809,747     691,589     543,922     467,362
Income from continuing operations per
  common share:
  Basic..................................  $     2.80        2.70        2.31        1.83        1.64
  Diluted................................  $     2.76        2.66        2.27        1.80        1.62
Total assets at year-end.................  $9,060,259   8,212,488   7,171,407   6,484,251   5,576,352
Long-term debt at year-end...............  $1,360,746   1,208,046     966,628     934,847     737,257
Cash dividends declared per common
  share..................................  $      .65         .53         .45         .45         .48

     Refer to pages 30 and 31 of the Company's 1999 Annual Report to Stockholders for discussion of the effect of the Premark Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is incorporated by reference to pages 21 through 26 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is incorporated by reference to pages 25 and 26 of the Company's 1999 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and report thereon of Arthur Andersen LLP dated January 31, 2000, as found on pages 27 through 44 and the supplementary data found on page 45 of the Company's 1999 Annual Report to Stockholders, are incorporated by reference.

     The report of Ernst & Young LLP dated January 24, 2000 on the financial statements of Premark International, Inc. is included as Exhibit 13(b).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding the Directors of the Company is incorporated by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

     Information regarding the Executive Officers of the Company can be found in
Part I of this Annual Report on Form 10-K on pages 4 and 5.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information under the caption "Executive Compensation" and "Directors Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information under the caption "Ownership of ITW Stock" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Additional information is incorporated by reference to the information under the captions "Director Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The financial statements and report thereon of Arthur Andersen LLP dated January 31, 2000 as found on pages 27 through 44 and the supplementary data found on page 45 of the Company's 1999 Annual Report to Stockholders, are incorporated by reference.

     The report of Ernst & Young LLP dated January 24, 2000 on the financial statements of Premark International, Inc. is included as Exhibit 13(b).

  (2) Exhibits

     (i) See the Exhibit Index on page 10 of this Form 10-K.

     (ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 1999, with the exception of the agreements related to the 5 7/8%, 5 3/4%, 6 7/8% and 10 1/2% Notes, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

  (b) Reports on Form 8-K

     The following reports on Form 8-K have been filed during the three months ended December 31, 1999.

     (1) Form 8-K, Current Report, dated November 11, 1999 which included Item 5; Item 7; Letter of Understanding between James M. Ringler and Illinois Tool Works Inc.; Executive Noncompetition Agreement between James M. Ringler and Illinois Tool Works Inc.; Letter of Understanding between William Reeb and Illinois Tool Works Inc.; and Executive Noncompetition Agreement between William Reeb and Illinois Tool Works Inc.

     (2) Form 8-K, Current Report, dated November 23, 1999, which included Item 2, Item 7, and Agreement and Plan of Merger among Premark International, Inc., Illinois Tool Works Inc. and CS Merger Sub Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2000.

                                          ILLINOIS TOOL WORKS INC.

                                          By      /s/ W. JAMES FARRELL
                                            ------------------------------------
                                                      W. James Farrell
                                                     Chairman and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of March, 2000.

                    SIGNATURES                                            TITLE
                    ----------                                            -----

               /s/ W. JAMES FARRELL                   Director, Chairman and Chief Executive
--------------------------------------------------      Officer,
                 W. James Farrell                       (Principal Executive Officer)

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

                                 EXHIBIT INDEX

                           ANNUAL REPORT ON FORM 10-K
                                      1999

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3(a)     --   Restated Certificate of Incorporation of Illinois Tool Works
               Inc., as amended, filed as Exhibit 3(a) to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
 3(b)     --   By-laws of Illinois Tool Works Inc., as amended, filed as
               Exhibit 3(b) to Illinois Tool Works' Annual Report on Form
               10-K for the fiscal year ended December 31, 1998 (Commission
               File No. 1-4797), and incorporated herein by reference.
 4(a)     --   Indenture, dated as of November 1, 1986, between Illinois
               Tool Works Inc. and The First National Bank of Chicago, as
               Trustee, filed as Exhibit 4 to the Company's Registration
               Statement on Form S-3 (Registration Statement No. 33-5780)
               filed with the Securities and Exchange Commission on May 14,
               1986 and incorporated herein by reference.
 4(b)     --   First Supplemental Indenture, dated as of May 1, 1990
               between Illinois Tool Works Inc. and Harris Trust and
               Savings Bank, as Trustee, filed as Exhibit 4-3 to the
               Company's Post-Effective Amendment No. 1 to Registration
               Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and
               incorporated herein by reference.
 4(c)     --   Form of 5 7/8% Notes due March 1, 2000, filed as Exhibit
               4(f) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1992 (Commission File No.
               1-4797) and incorporated herein by reference.
 4(d)     --   Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February
               24, 1999 and incorporated herein by reference.
 4(e)     --   Form of Indenture (Revised) in connection with Premark
               International, Inc.'s Form S-3 Registration Statement No.
               33-35137 and Form S-3 Registration Statement No. 333-62105
               (Exhibit 4.2 to the Premark International, Inc.'s Annual
               Report on Form 10-K for the year ended December 28, 1996.)
10(a)     --   Illinois Tool Works Inc. 1996 Stock Incentive Plan dated
               February 16, 1996, as amended on December 12, 1997 and
               October 29, 1999, filed as Exhibit 10(a) to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1999 (Commission File No. 1-4797) and
               incorporated herein by reference.
10(b)     --   Illinois Tool Works Inc. 1982 Executive Contributory
               Retirement Income Plan adopted December 13, 1982, filed as
               Exhibit 10(c) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 13, 1982, filed as
               Exhibit 10(c) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990 (Commission File
               No. 1-4797) and incorporated herein by reference.
10(c)     --   Illinois Tool Works Inc. 1985 Executive Contributory
               Retirement Income Plan adopted December 1985, filed as
               Exhibit 10(d) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990 (Commission File
               No. 1-4797) and incorporated herein by reference.
10(d)     --   Amendment to the Illinois Tool Works Inc. 1985 Executive
               Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company's Quarterly Report on Form
               10-Q for the quarterly period ended June 30, 1996
               (Commission File No. 1-4797) and incorporated herein by
               reference.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10(e)     --   Illinois Tool Works Inc. Executive Incentive Plan adopted
               February 16, 1996, filed as Exhibit 10(a) to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(f)     --   Supplemental Plan for Employees of Illinois Tool Works Inc.,
               effective January 1, 1989, filed as Exhibit 10(d) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1989 (Commission File No. 1-4797) and
               incorporated herein by reference.
10(g)     --   Non-officer directors' restricted stock program, and
               non-officer directors' phantom stock plan, descriptions of which are under the caption "Directors' Compensation" in the
               Company's Proxy Statement for the 2000 Annual Meeting of
               Stockholders.
10(h)     --   Illinois Tool Works Inc. Outside Directors' Deferred Fee
               Plan dated December 12, 1980, filed as Exhibit 10(h) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1997 (Commission File No. 1-4797) and
               incorporated herein by reference.
10(i)     --   Illinois Tool Works Inc. Phantom Stock Plan for Non-officer
               Directors, filed as Exhibit 10(e) to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(j)     --   Underwriting Agreement dated February 23, 1993, related to the 5 7/8% Notes due March 1, 2000, filed as Exhibit 10(j)
               to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-4797)
               and incorporated herein by reference.
10(k)     --   Illinois Tool Works Inc. Executive Contributory Retirement
               Income Plan effective January 1, 1999, filed as Exhibit
               10(k) to the company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1998 (Commission File No.
               1-4797) and incorporated herein by reference.
10(l)     --   Agreement and Plan of Merger dated as of September 9, 1999 among Premark International, Inc., Illinois Tool Works Inc.
               and CS Merger Sub Inc., filed as Annex A to the Company's
               Registration Statement on Form S-4 (Registration Statement
               No. 333-88801) filed with the Securities and Exchange
               Commission on October 12, 1999 and incorporated herein by
               reference.
10(m)     --   Stock Option Agreement dated as of September 9, 1999 between
               Premark International, Inc. and Illinois Tool Works Inc.,
               filed as Exhibit 99.1 to Premark's Current Report on Form
               8-K dated September 13, 1999 (File No. 1-9256), and
               incorporated herein by reference.
10(n)     --   Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to
               the Company's Current Report on Form 8-K dated February 24,
               1999 and incorporated herein reference.
10(o)     --   Illinois Tool Works Inc. Non-officer Directors' Fee
               Conversion Plan adopted February 19, 1999, filed as Exhibit
               10(m) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1998 (Commission File No.
               1-4797) and incorporated herein by reference.
10(p)     --   Premark International, Inc. 1994 Incentive Plan, as amended and restated effective May 5, 1999, filed as Exhibit 10.14 to the Company's Registration Statement on Form S-4
               (Registration Statement No. 333-88801) filed with the
               Securities and Exchange Commission on October 12, 1999 and
               incorporated herein by reference.
10(q)     --   Premark International, Inc. Supplemental Plan, as amended
               and restated effective January 1, 1999, filed as Exhibit
               10.15 to the Company's Registration Statement on Form S-4
               (Registration Statement No. 333-88801) filed with the
               Securities and Exchange Commission on October 12, 1999 and
               incorporated herein by reference.
10(r)     --   Letter of Understanding dated November 11, 1999, by and
               between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.1 to the Company's Current Report on Form 8-K
               dated November 11, 1999 (Commission File No. 1-4797) and
               incorporated herein by reference.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10(s)     --   Executive Noncompetition Agreement dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc.
               filed as Exhibit 10.2 to the Company's Current Report on
               Form 8-K dated November 11, 1999 (Commission File No.
               1-4797) and incorporated herein by reference.
13(a)     --   The Company's 1999 Annual Report to Stockholders, pages
               21 -- 45.
13(b)     --   Report of Ernst & Young LLP.
21        --   Subsidiaries and Affiliates of the Company.
23(a)     --   Consent of Arthur Andersen LLP.
23(b)     --   Consent of Ernst & Young LLP.
24        --   Powers of Attorney.
27        --   Financial Data Schedule.
99        --   Description of the capital stock of Illinois Tool Works
               Inc., filed as Exhibit 99 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1997
               (Commission File No. 1-4797) and incorporated herein by
               reference.