Form 10-Q
period 2000-03-31
ILLINOIS TOOL WORKS INC
filed 2000-05-12
CIK 49826

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ---------------------


Commission file number           1-4797
                                 ------


                            ILLINOIS TOOL WORKS INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              36-1258310
                   --------                              ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

     3600 West Lake Avenue, Glenview, IL                 60025-5811
     -----------------------------------                 ----------
  (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)  (847) 724-7500
                                                      --------------

Former address:
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.


The number of shares of registrant's common stock, $.01 par value, outstanding at April 30, 2000: 301,536,666.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                                                     Three Months Ended
                                                           March 31
                                                -----------------------------
                                                    2000              1999
                                                -----------       -----------

Operating Revenues                              $ 2,404,960       $ 2,156,657
  Cost of revenues                                1,571,930         1,411,567
  Selling, administrative,
    and research and
    development expenses                            454,171           423,770
  Amortization of goodwill
    and other intangible assets                      20,556            16,823
                                                -----------       -----------
Operating Income                                    358,303           304,497
  Interest expense                                  (16,083)          (14,258)
  Other income                                          209             7,479
                                                -----------       -----------
Income Before Income Taxes                          342,429           297,718
  Income taxes                                      123,300           109,286
                                                -----------       -----------
Net Income                                      $   219,129       $   188,432
                                                ===========       ===========

Per share of common stock:

  Basic net income                              $       .73       $       .63
                                                ===========       ===========
  Diluted net income                            $       .72       $       .62
                                                ===========       ===========

  Cash dividends:

     Paid                                       $      .180       $      .146
                                                ===========       ===========
     Declared                                   $      .180       $      .146
                                                ===========       ===========

Shares of common stock
  outstanding during the period:

  Average                                           300,746           300,021

  Average assuming dilution                         304,019           304,568

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)
(In Thousands)

ASSETS                                  March 31, 2000     December 31, 1999
------                                  --------------     -----------------

Current Assets:
  Cash and equivalents                    $   247,902         $   232,953
  Trade receivables                         1,625,275           1,630,937
  Inventories                               1,118,504           1,084,212
  Deferred income taxes                       193,960             188,729
  Prepaid expenses and other
    current assets                            155,067             136,100
                                          -----------         -----------
      Total current assets                  3,340,708           3,272,931
                                          -----------         -----------

Plant and Equipment:
  Land                                        115,172             114,048
  Buildings and improvements                  942,643             926,306
  Machinery and equipment                   2,697,560           2,633,212
  Equipment leased to others                  117,547             118,164
  Construction in progress                    151,630             120,568
                                          -----------         -----------
                                            4,024,552           3,912,298
  Accumulated depreciation                 (2,378,857)         (2,278,367)
                                          -----------         -----------
  Net plant and equipment                   1,645,695           1,633,931
                                          -----------         -----------

Investments                                 1,178,791           1,188,120
Goodwill and Other Intangibles              2,142,659           2,029,959
Deferred Income Taxes                         432,797             433,792
Other Assets                                  400,964             501,526
                                          -----------         -----------
                                          $ 9,141,614         $ 9,060,259
                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                         $   549,513         $   553,655
  Accounts payable                            450,106             470,200
  Accrued expenses                            783,436             906,215
  Cash dividends payable                       54,204              54,102
  Income taxes payable                        122,942              61,189
                                          -----------         -----------
    Total current liabilities               1,960,201           2,045,361
                                          -----------         ----------
Non-current Liabilities:
  Long-term debt                            1,350,069           1,360,746
  Other                                       871,295             838,729
                                          -----------         -----------
    Total non-current liabilities           2,221,364           2,199,475
                                          -----------         -----------
Stockholders' Equity:
  Preferred stock                                  --                  --
  Common stock                                  3,014               3,008
  Additional paid-in-capital                  530,097             517,210
  Income reinvested in
   the business                             4,650,440           4,485,515
  Common stock held in treasury                (1,783)             (1,783)
  Cumulative translation adjustment          (221,719)           (188,527)
                                          -----------         -----------
      Total stockholders' equity            4,960,049           4,815,423
                                          -----------         -----------
                                          $ 9,141,614         $ 9,060,259
                                          ===========         ===========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
(In Thousands)
                                                       Three Months Ended
                                                             March 31
                                                    --------------------------
                                                       2000            1999
                                                    ---------        ---------
Cash Provided by (Used for) Operating Activities:
  Net income                                        $ 219,129        $ 188,432
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    89,187           83,395
      Change in deferred income taxes                    (908)           7,125
      Provision for uncollectible accounts              5,023            1,902
      (Gain) Loss on sale of plant and equipment          348             (727)
      Income from investments                         (35,753)         (39,536)
      Non-cash interest on nonrecourse debt            11,105           11,365
      Gain on sale of operations and affiliates        (1,843)          (2,828)
      Other non-cash items, net                          (937)          (1,349)
                                                    ---------        ---------
        Cash provided by operating activities         285,351          247,779

Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                               5,987           (6,664)
        Inventories                                   (19,110)         (10,676)
        Prepaid expenses and other assets              (3,647)         (20,408)
      Increase (decrease) in--
        Accounts payable                              (27,746)          (6,163)
        Accrued expenses                              (83,306)         (39,379)
        Income taxes payable                           58,367           65,826
      Other, net                                           --           (3,648)
                                                    ---------        ---------
        Net cash provided by operating activities     215,896          226,667
                                                    ---------        ---------

Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest
    in affiliates                                     (83,059)        (139,172)
  Additions to plant and equipment                    (71,894)         (71,707)
  Purchase of investments                              (3,930)          (5,551)
  Proceeds from investments                            18,386           15,156
  Proceeds from sale of plant and equipment             4,608            3,699
  Proceeds from sale of operations and affiliates       4,220            9,589
  Sales (purchases) of short-term investments          (3,013)           6,704
  Other, net                                            1,152              491
                                                    ---------        ---------
      Net cash used for investing activities         (133,530)        (180,791)
                                                    ---------        ---------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                 (54,102)         (43,707)
  Issuance of common stock                              6,612            4,432
  Net borrowings (repayments) of short-term debt      122,352         (333,502)
  Proceeds from long-term debt                            531          499,924
  Repayments of long-term debt                       (134,353)          (3,780)
  Repurchase of treasury stock                             --          (27,226)
  Other, net                                            1,548            4,269
                                                    ---------        ---------
  Net cash provided by(used for)
    financing activities                              (57,412)         100,410
                                                    ---------        ---------
Effect of Exchange Rate Changes on
  Cash & Equivalents                                  (10,005)          (4,525)
                                                    ---------        ---------
Cash and Equivalents:
  Increase during the period                           14,949          141,761
  Beginning of period                                 232,953          109,526
                                                    ---------        ---------
  End of period                                     $ 247,902        $ 251,287
                                                    =========        =========
Cash Paid During the Period for Interest            $  28,596        $  16,231
                                                    =========        =========
Cash Paid During the Period for Income Taxes        $  53,528        $  43,461
                                                    =========        =========
Liabilities Assumed from Acquisitions               $  57,459        $ 108,074
                                                    =========        =========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1) INVENTORIES at March 31, 2000 and December 31, 1999 were as follows:
    -----------

     (In Thousands)
                                                    March 31,        Dec. 31,
                                                       2000            1999
                                                    ---------       ----------

    Raw material                                    $  325,304      $  370,300
    Work-in-process                                    139,770         126,783
    Finished goods                                     653,430         587,129
                                                    ----------      ----------
                                                    $1,118,504      $1,084,212
                                                    ==========      ==========


(2) COMPREHENSIVE INCOME
    --------------------

    The only component of other comprehensive income that the Company has is foreign currency translation adjustments.

    (In Thousands)

                                                     March 31,       March 31,
                                                       2000            1999
                                                    ----------      ----------

    Net income                                      $  219,129      $  188,432
    Foreign currency translation
      adjustments, net of tax                          (33,192)        (45,095)
                                                    ----------      ----------

    Total comprehensive income                      $  185,937      $  143,337
                                                    ==========      ==========

Item 2 - Management's Discussion and Analysis
---------------------------------------------

ENGINEERED PRODUCTS - NORTH AMERICA
-----------------------------------

Businesses in this segment are located in North America and manufacture short lead-time components and fasteners, and specialty products such as adhesives, resealable packaging and electronic component packaging.

(Dollars in Thousands)

                                                       Three months ended
                                                             March 31
                                                    --------------------------
                                                       2000             1999
                                                    ----------      ----------
Operating revenues                                  $  805,727      $  692,886

Operating income                                       147,790         125,154

Margin %                                                  18.3%           18.1%

Operating revenues increased 16% in the first three months of 2000 versus 1999 principally due to base business revenue growth of 11%, mainly in the automotive, industrial plastics and construction businesses, including the Wilsonart decorative laminate operation. Acquisitions also contributed 6% to the revenue growth. Operating income increased 18% primarily due to the revenue increases. Margins improved modestly as operating efficiencies at the base businesses were partially offset by the lower margins of acquired businesses.


ENGINEERED PRODUCTS - INTERNATIONAL
-----------------------------------

Businesses in this segment are located outside North America and manufacture short lead-time components and fasteners, and specialty products such as electronic component packaging and adhesives.

(Dollars in Thousands)

                                                        Three months ended
                                                             March 31
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------

Operating revenues                                  $  343,088      $  282,414

Operating income                                        32,073          22,952

Margin %                                                   9.3%            8.1%

For the first quarter of 2000, the revenue increase of 21% versus the prior year was mainly due to acquisitions, which contributed 22% to the increase. Base business revenue growth was 9%, primarily related to the automotive, industrial plastics and construction businesses. Operating income increased 40%, largely due to the revenue growth and cost reductions in the base businesses. Margins improved 120 basis points as a result of cost improvements in the base businesses, partially offset by the lower margins of acquired businesses. Foreign currency fluctuations, primarily related to the Euro, negatively impacted revenues by 9% and operating income by 12%.


SPECIALTY SYSTEMS - NORTH AMERICA
---------------------------------

Businesses in this segment are located in North America and produce longer lead-time machinery and related consumables, and specialty equipment for applications such as food service and industrial spray coating.

(Dollars in Thousands)

                                                       Three months ended
                                                             March 31
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------

Operating revenues                                  $  829,062      $  743,369

Operating income                                       131,505         113,938

Margin %                                                  15.9%           15.3%

Revenues increased 12% in the first quarter of 2000 due to base business revenue growth of 9%, mainly related to the welding, food equipment, industrial packaging and decorating businesses. Acquisitions also contributed 3% to the revenue growth. Operating income increased 15% and margins improved 60 basis points primarily due to the base business revenue growth and improved productivity in the welding, food equipment and finishing businesses.


SPECIALTY SYSTEMS - INTERNATIONAL
---------------------------------

Businesses in this segment are located outside North America and manufacture longer lead-time machinery and related consumables, and specialty equipment for food service and industrial spray coating.

(Dollars in Thousands)

                                                        Three months ended
                                                             March 31
                                                    --------------------------
                                                        2000           1999
                                                    ----------      ----------
Operating revenues                                  $  376,692      $  365,322

Operating income                                        27,755          14,678

Margin %                                                   7.4%            4.0%

In the first quarter of 2000, operating revenues increased 3%, mainly due to acquisitions, which contributed 7%, and the base businesses, which grew 3%. These increases were partially offset by the effect of foreign currency fluctuations, which reduced revenues 5%. Operating income increased 89% and margins improved 340 basis points due to the revenue increase and improved productivity in such base businesses, primarily related to the food equipment, industrial packaging and finishing. Also, operating income and margins were higher in 2000 due to a nonrecurring receivables adjustment in the first quarter of 1999. Operating income was reduced 18% due to foreign currency fluctuations, primarily related to the Euro.


CONSUMER PRODUCTS
-----------------

Businesses in this segment are located primarily in North America and manufacture household products which are used by consumers, including small electric appliances, physical fitness equipment and ceramic tile.

(Dollars in Thousands)

                                                       Three months ended
                                                             March 31
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------
Operating revenues                                  $  119,657      $  120,923

Operating income                                         1,816           5,920

Margin %                                                   1.5%            4.9%

Operating revenues decreased in the first quarter of 2000 due to lower small appliance sales, partially offset by higher sales of fitness equipment. Operating income and margins declined due to lower sales volume in the small appliance businesses and higher costs in the ceramic tile operation.

LEASING AND INVESTMENTS
-----------------------

This segment makes opportunistic investments in mortgage-related assets, leveraged and direct financing leases of equipment, properties and property developments, and affordable housing.

(Dollars in Thousands)

                                                       Three months ended
                                                             March 31
                                                    --------------------------
                                                       2000            1999

Operating revenues                                  $   34,668      $   39,859

Operating income                                        17,364          21,855

In the first quarter of 2000, operating revenues and income decreased from the prior year primarily due to higher gains on the sales of assets in 1999.

OPERATING REVENUES
------------------

The reconciliation of segment operating revenues to total operating revenues is as follows:

                                                       2000            1999
                                                    ----------      ----------

Engineered Products - North America                 $  805,727      $  692,886
Engineered Products - International                    343,088         282,414
Specialty Systems - North America                      829,062         743,369
Specialty Systems - International                      376,692         365,322
Consumer Products      119,657                         120,923
Leasing and Investments                                 34,668          39,859
                                                    ----------      ----------
  Total segment operating revenues                   2,508,894       2,244,773
Intersegment revenues                                 (103,934)        (88,116)
                                                    ----------      ----------
  Total operating revenues                          $2,404,960      $2,156,657
                                                    ==========      ==========


OPERATING EXPENSES
------------------

Cost of revenues as a percentage of revenues were flat in the first three months of 2000 versus the first three months of 1999. Selling, administrative, and research and development expenses decreased to 18.9% of revenues in the first three months of 2000 versus 19.6% in the first three months of 1999, primarily due to nonrecurring charges in 1999.


INTEREST EXPENSE
----------------

Interest expense increased to $16.1 million in the first three months of 2000 from $14.3 million in the first three months of 1999, primarily due to a full quarter of interest expense on the $500 million of 5.75% notes issued in February 1999.


OTHER INCOME
------------

Other income decreased to $.2 million for the first three months of 2000 from $7.5 million in 1999. This decrease is primarily due to higher minority interest expense on less-than-100%-owned subsidiaries and lower interest income in 2000.


NET INCOME
----------

Net income of $219.1 million ($0.72 per diluted share) in the first three months of 2000 was 16.3% higher than the 1999 first quarter net income of $188.4 million ($0.62 per diluted share).

FINANCIAL POSITION
------------------

Net working capital at March 31, 2000 and December 31, 1999 is summarized as follows:

(Dollars in Thousands)

                                     March 31,       Dec. 31,       Increase/
                                       2000            1999         (Decrease)
                                    ----------      ----------      ----------

Current Assets:
  Cash and equivalents              $  247,902      $  232,953      $   14,949
  Trade receivables                  1,625,275       1,630,937          (5,662)
  Inventories                        1,118,504       1,084,212          34,292
  Other                                349,027         324,829          24,198
                                    ----------      ----------      ----------
                                     3,340,708       3,272,931          67,777
                                    ----------      ----------      ----------

  Current Liabilities:
  Short-term debt                      549,513         553,655          (4,142)
  Accounts payable                     450,106         470,200         (20,094)
  Accrued expenses                     783,436         906,215        (122,779)
  Other                                177,146         115,291          61,855
                                    ----------      ----------      ----------
                                     1,960,201       2,045,361         (85,160)
                                    ----------      ----------      ----------

Net Working Capital                 $1,380,507      $1,227,570      $  152,937
                                    ==========      ==========      ==========

Current Ratio                             1.70            1.60
                                    ==========      ==========

Accrued liabilities decreased primarily as a result of a decrease in accrued rebates, payroll and bonuses. The increase in other liabilities reflects an increase in income taxes payable as a result of the timing of tax payments.


FORWARD-LOOKING STATEMENTS
--------------------------

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks, uncertainties, and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, food service, automotive, general industrial or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, Europe, and Australia, (3) an interruption in, or reduction in, introducing new products into the Company's product line, and (4) an unfavorable environment for making acquisitions, domestic and foreign, including adverse accounting or regulatory requirements and market values of candidates.

Part II - Other Information
---------------------------

Item 5 - Other Information
--------------------------

At the Company's May 12, 2000 Meeting of the Board of Directors, Arthur Andersen LLP was approved as the Company's sole independent accountants for the 2000 fiscal year. Accordingly, the Company has dismissed Ernst & Young LLP as independent accountants for Premark International, Inc. ("Premark"). Premark merged with the Company on November 23, 1999. The report of Ernst & Young LLP for the years ended December 25, 1999 and December 26, 1998 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 25, 1999 and December 26, 1998, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their report on the financial statements for such years.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibit Index

Exhibit No.      Description
-----------      -----------
   27            Financial Data Schedule
   99            Letter dated May 12, 2000 from Ernst & Young LLP to
                     the Securities & Exchange Commission.
(b) Reports on Form 8-K

Form 8-K/A, Current Report (Amendment Number 1) filed February 10, 2000 which included Item 7 and a press release dated February 1, 2000 setting forth the financial results of Illinois Tools Works Inc..

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated: May 12, 2000                 By: /s/ Jon C. Kinney
       ------------------               --------------------------------
                                    Jon C. Kinney, Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)