Form 10-Q/A
period 2000-03-31
ILLINOIS TOOL WORKS INC
filed 2000-06-12
CIK 49826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________


Commission file number  1-4797
                       -------


                            ILLINOIS TOOL WORKS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 36-1258310
     ------------------------------                ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     3600 West Lake Avenue, Glenview, IL               60025-5811
     -----------------------------------          ---------------------
  (Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code)  (847) 724-7500
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

The number of shares of registrant's common stock, $.01 par value, outstanding at May 31, 2000: 301,694,683.

Item 5 - Other Information

At the Company's May 12, 2000 Meeting of the Board of Directors, Arthur Andersen LLP was approved as the Company's sole independent accountants for the 2000 fiscal year. Accordingly, the Company has dismissed Ernst & Young LLP as independent accountants for Premark International, Inc. ("Premark"). Premark merged with the Company on November 23, 1999. The report of Ernst & Young LLP for the years ended December 25, 1999 and December 26, 1998 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 25, 1999 and December 26, 1998, and through the date of dismissal, May 12, 2000, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their report on the financial statements for such years.


Exhibit Index

Exhibit No.      Description
-----------      -----------

99 Letter dated June 12, 2000 from Ernst & Young LLP to the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ILLINOIS TOOL WORKS INC.




Dated: June 12, 2000                By: /s/ Jon C. Kinney
       -------------------             -----------------------------------------
                                       Jon C. Kinney, Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Accounting Officer)