Form 10-Q
period 2000-06-30
ILLINOIS TOOL WORKS INC
filed 2000-08-10
CIK 49826

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number   1-4797

ILLINOIS TOOL WORKS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1258310 (I.R.S. Employer Identification No.)

3600 West Lake Avenue, Glenview, IL (Address of principal executive offices)	60025-5811 (Zip Code)

(Registrant’s telephone number, including area code)   (847) 724-7500

Former address: _______________________________________________________________
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
Yes  X     No

The number of shares of registrant’s common stock, $.01 par value, outstanding at July 31, 2000:   301,835,426.

Part I — Financial Information

Item 1

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K. Certain reclassifications of prior years’ data have been made to conform with current year reporting.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME
(UNAUDITED)

(In Thousands Except for
Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	1999	2000	1999

Operating Revenues	$2,577,446	$2,363,450	$4,982,406	$4,520,107

Cost of revenues	1,652,275	1,518,449	3,224,205	2,930,016

Selling, administrative, and research and development expenses	455,901	432,204	910,072	855,974

Amortization of goodwill and other intangible assets	22,767	18,704	43,323	35,527

Operating Income	446,503	394,093	804,806	698,590

Interest expense	(17,725)	(17,828)	(33,808)	(32,086)

Other income (expense)	(1,806)	3,581	(1,597)	11,060

Income Before Income Taxes	426,972	379,846	769,401	677,564

Income taxes	153,700	140,130	277,000	249,416

Net Income	$273,272	$239,716	$492,401	$428,148

Per share of common stock:

Basic Net Income	$.91	$.80	$1.64	$1.43

Diluted Net Income	$.90	$.79	$1.62	$1.41

Cash dividends:

Paid	$.180	$.146	$.360	$.292

Declared	$.180	$.148	$.360	$.294

Shares of common stock outstanding during the period:

Average	301,516	299,972	301,131	300,000

Average assuming dilution	304,484	304,706	304,248	304,653

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

(In Thousands)

ASSETS	June 30, 2000	December 31, 1999

Current Assets:

Cash and equivalents	$212,153	$232,953

Trade receivables	1,653,698	1,630,937

Inventories	1,099,866	1,084,212

Deferred income taxes	193,155	188,729

Prepaid expenses and other current assets	148,768	136,100

Total current assets	3,307,640	3,272,931

Plant and Equipment:

Land	110,752	114,048

Buildings and improvements	935,361	926,306

Machinery and equipment	2,690,619	2,633,212

Equipment leased to others	116,809	118,164

Construction in progress	159,295	120,568

	4,012,836	3,912,298

Accumulated depreciation	(2,391,580)	(2,278,367)

Net plant and equipment	1,621,256	1,633,931

Investments	1,175,438	1,188,120

Goodwill and other intangibles	2,167,006	2,029,959

Deferred Income Taxes	441,382	433,792

Other Assets	597,189	501,526

	$9,309,911	$9,060,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Short-term debt	$616,236	$553,655

Accounts payable	448,351	470,200

Accrued expenses	791,877	906,215

Cash dividends payable	54,306	54,102

Income taxes payable	61,183	61,189

Total current liabilities	1,971,953	2,045,361

Non-current Liabilities:

Long-term debt	1,340,305	1,360,746

Other	870,154	838,729

Total non-current liabilities	2,210,459	2,199,475

Stockholders’ Equity:

Preferred stock	—	—

Common stock	3,020	3,008

Additional Paid-in-Capital	536,487	517,210

Income reinvested in the business	4,869,407	4,485,515

Common stock held in treasury	(1,783)	(1,783)

Cumulative translation adjustment	(279,632)	(188,527)

Total stockholders’ equity	5,127,499	4,815,423

	$9,309,911	$9,060,259

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Six Months Ended
	June 30

	2000	1999

Cash Provided by (Used for) Operating Activities:

Net income	$492,401	$428,148

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	188,167	170,840

Change in deferred income taxes	(9,467)	4,980

Provision for uncollectible accounts	10,143	2,630

(Gain) loss on sale of plant and equipment	2,676	(1,627)

Income from investments	(73,052)	(79,297)

Non-cash interest on nonrecourse debt	22,392	23,038

(Gain)loss on sale of operations and affiliates	(1,867)	(386)

Other non-cash items, net	(3,722)	(5,606)

Cash provided by operating activities	627,671	542,720

Changes in assets and liabilities:

(Increase) decrease in—

Trade receivables	(39,249)	(52,853)

Inventories	(6,310)	2,181

Prepaid expenses and other assets	(24,728)	(44,103)

Increase (decrease) in:

Accounts payable	(34,024)	4,014

Accrued expenses and other liabilities	(54,413)	(39,871)

Income taxes payable	(3,119)	12,496

Other, net	30	(475)

Net cash provided by operating activities	465,858	424,109

Cash Provided by (Used for) Investing Activities:

Acquisition of businesses(excluding cash and equivalents) and additional interest in affiliates	(326,056)	(493,497)

Additions to plant and equipment	(154,641)	(158,769)

Purchase of investments	(11,102)	(7,001)

Proceeds from investments	41,838	43,705

Proceeds from sale of plant and equipment	22,599	18,676

Proceeds from sale of operations and affiliates	4,220	9,391

Purchases of short-term investments	(4,126)	(1,159)

Other, net	1,871	1,556

Net cash used for investing activities	(425,397)	(587,098)

Cash Provided by (Used for) Financing Activities:

Cash dividends paid	(108,306)	(87,390)

Issuance of common stock	13,007	11,291

Net borrowings (repayments)of short-term debt	209,301	(198,795)

Proceeds from long-term debt	1,611	499,672

Repayments of long-term debt	(142,630)	(14,260)

Repurchase of treasury stock	—	(40,175)

Other, net	650	11,164

Net cash provided by (used for) financing activities	(26,367)	181,507

Effect of Exchange Rate Changes on Cash and Equivalents	(34,894)	(10,790)

Cash and Equivalents:

Increase (decrease) during the period	(20,800)	7,728

Beginning of period	232,953	109,526

End of period	$212,153	$117,254

Cash Paid During the Period for Interest	$38,823	$27,298

Cash Paid During the Period for Income Taxes	$231,577	$215,744

Liabilities Assumed from Acquisitions	$82,786	$164,645

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1) INVENTORIES at June 30, 2000 and December 31, 1999 were as follows:

(In Thousands)

	June 30,	Dec 31,
	2000	1999

Raw material	$326,222	$370,300

Work-in-process	133,907	126,783

Finished goods	639,737	587,129

	$1,099,866	$1,084,212

(2) COMPREHENSIVE INCOME:

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	1999	2000	1999

Net income	$273,272	$239,716	$492,401	$428,148

Foreign currency translation adjustments, net of tax	(57,913)	(16,504)	(91,105)	(61,599)

Total comprehensive income	$215,359	$223,212	$401,296	$366,549

(3) SHORT-TERM DEBT:

In June 1999, the Company entered into a $400,000,000 Line of Credit Agreement. In 2000, the Company extended the termination date of the Line of Credit from June 28, 2000 to June 22, 2001.

Item 2 — Management’s Discussion and Analysis

ENGINEERED PRODUCTS — NORTH AMERICA

Businesses in this segment are located in North America and manufacture short lead-time components and fasteners, and specialty products such as adhesives, resealable packaging and electronic component packaging.

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30		June 30

	2000	1999	2000	1999

Operating revenues	$841,238	$759,939	$1,646,965	$1,452,825

Operating income	174,630	155,326	322,433	280,480

Margin %	20.8%	20.4%	19.6%	19.3%

Operating revenues in 2000 increased 11% in the second quarter and 13% year-to-date compared with the prior year, principally due to base business revenue growth of 7% and 9% in the respective periods. For both periods, the biggest contributors to the base business growth were the construction (including the Wilsonart laminate operation), automotive and industrial plastics businesses. Acquisitions also contributed 4% to the revenue increase for the second quarter and 5% for the year-to-date period. Operating income increased 12% for the second quarter and 15% year-to-date, principally due to the base business revenue increases. Margins improved modestly for both periods as operating efficiencies at the base businesses were partially offset by the lower margins of acquired businesses.

ENGINEERED PRODUCTS — INTERNATIONAL

Businesses in this segment are located outside North America and manufacture short lead-time components and fasteners, and specialty products such as electronic component packaging and adhesives.

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30		June 30

	2000	1999	2000	1999

Operating revenues	$367,151	$331,236	$710,239	$613,650

Operating income	49,046	31,180	81,082	54,132

Margin %	13.4%	9.4%	11.4%	8.8%

In 2000, revenues increased 11% for the second quarter and 16% year-to-date mainly due to acquisitions, which contributed 15% and 18% to the increase for the respective periods. The base business revenue growth was 6% for the three-month period and 7% for the six-month period, principally related to the automotive, construction, industrial plastics and electronic packaging businesses. The revenue increases were partially offset by the effect of foreign currency fluctuations, which decreased revenues by 10% for the second quarter and 9% year-to-date. The operating income increase of 57% for the second quarter and 50% for the first half of 2000 was primarily due to the revenue growth and cost reductions in the base businesses. Operating income was reduced 15% for the three-month period and 14% for the six-month period as a result of foreign currency fluctuations, primarily related to the Euro.

Margins increased dramatically for both periods due to cost reductions and 1999 nonrecurring costs.

SPECIALTY SYSTEMS -NORTH AMERICA

Businesses in this segment are located in North America and produce longer lead-time machinery and related consumables, and specialty equipment for applications such as food service and industrial spray coating.

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30		June 30

	2000	1999	2000	1999

Operating revenues	$855,903	$805,677	$1,684,966	$1,549,046

Operating income	150,544	137,258	282,063	251,196

Margin %	17.6%	17.0%	16.7%	16.2%

In 2000, revenues increased 6% and 9% for the three-month and six-month periods, respectively. The base businesses had revenue increases of 3% for the second quarter and 6% for the year-to-date period, primarily as a result of contributions from industrial packaging, food equipment and welding. Acquisitions added 3% to the revenue growth for both periods. Operating income increased 10% for the second quarter and 12% for the second half of 2000 and margins improved in both periods due to the revenue growth and improved productivity in the food equipment and welding businesses.

SPECIALTY SYSTEMS — INTERNATIONAL

Businesses in this segment are located outside North America and manufacture longer lead-time machinery and related consumables, and specialty equipment for food service and industrial spray coating.

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30		June 30

	2000	1999	2000	1999

Operating revenues	$474,497	$404,894	$851,189	$770,216

Operating income	59,635	43,769	87,397	58,447

Margin %	12.6%	10.8%	10.3%	7.6%

In 2000, operating revenues increased 17% for the second quarter and 11% year-to-date primarily due to acquisitions, which contributed 27% and 17%, respectively, to the increase. Base business revenue growth was essentially flat for both periods. Foreign currently fluctuations, primarily related to the Euro, reduced revenues by 8% for the second quarter and 7% for the first half of 2000. Operating income increased 36% for the three-month period and 50% for the six-month period, principally due to acquisitions and productivity enhancement programs in the industrial packaging, finishing and food equipment businesses. Foreign currency fluctuations reduced operating income 11% for the second quarter and 13% year-to-date. Margins increased due to the productivity improvements in the base businesses.

CONSUMER PRODUCTS

Businesses in this segment are located primarily in North America and manufacture household products which are used by consumers, including small electric appliances, physical fitness equipment and ceramic tile.

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30		June 30

	2000	1999	2000	1999

Operating revenues	$107,309	$112,752	$226,967	$233,675

Operating income	(8,036)	5,696	(6,217)	11,616

Margin %	(7.5)%	5.1%	(2.7)%	5.0%

Operating revenues decreased 5% in the second quarter and 3% year-to-date as a result of lower sales for the small appliance and ceramic tile businesses, partially offset by higher sales of fitness equipment. Operating income and margins declined due to the lower sales volume and nonrecurring costs.

LEASING AND INVESTMENTS

This segment makes opportunistic investments in mortgage-related assets, leveraged and direct financing leases of equipment, properties and property developments, and affordable housing investments.

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30		June 30

	2000	1999	2000	1999

Operating revenues	$38,061	$40,914	$72,730	$80,773

Operating income	20,684	20,864	38,048	42,719

For both periods of 2000, operating revenues and income decreased due to higher gains on the sales of assets in 1999.

OPERATING REVENUES

The reconciliation of segment operating revenues to total company operating revenues is as follows:

	Three months ended		Six months ended
	June 30		June 30

	2000	1999	2000	1999

Engineered Products — North America	$841,238	759,939	$1,646,965	1,452,825

Engineered Products — International	367,151	331,236	710,239	613,650

Specialty Systems — North America	855,903	805,677	1,684,966	1,549,046

Specialty Systems — International	474,497	404,894	851,189	770,216

Consumer Products	107,309	112,752	226,967	233,675

Leasing and Investments	38,061	40,914	72,730	80,773

Total segment operating revenues	2,684,159	2,455,412	5,193,056	4,700,185

Intersegment revenues	(106,713)	(91,962)	(210,650)	(180,078)

Total company operating revenues	2,577,446	2,363,450	4,982,406	4,520,107

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 64.7% in the first six months of 2000 versus 64.8% in the first six months of 1999. Selling, administrative, and research and development expenses decreased to 18.3% of revenues in the first half of 2000 versus 18.9% in 1999, primarily due to expense reductions as a result of a Company-wide objective to reduce administrative costs.

INTEREST EXPENSE

Interest expense increased to $33.8 million in the first six months of 2000 from $32.1 million in 1999, primarily due to higher average long-term debt in the period.

OTHER INCOME (EXPENSE)

Other income (expense) was an expense of $1.6 million for the first half of 2000 versus income of $11.1 million in 1999. This decrease is primarily due to losses versus gains on the sale of fixed assets, higher minority interest expense on less-than-100%-owned subsidiaries, and higher losses on foreign currency translation in 2000.

NET INCOME

Net income of $492.4 million ($1.62 per diluted share) in the first six months of 2000 was 15% higher than the 1999 net income of $428.1 million ($1.41 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 2000 decreased operating revenues for the first half of 2000 by approximately $111 million and reduced earnings by approximately 3 cents per diluted share.

FINANCIAL POSITION

Net working capital at June 30, 2000 and December 31, 1999 is summarized as follows:

(Dollars in Thousands)

	June 30,	Dec. 31,	Increase/
	2000	1999	(Decrease)

Current Assets:

Cash and equivalents	$212,153	$232,953	(20,800)

Trade receivables	1,653,698	1,630,937	22,761

Inventories	1,099,866	1,084,212	15,654

Other	341,923	324,829	17,094

	3,307,640	3,272,931	34,709

Current Liabilities:

Short-term debt	616,236	553,655	62,581

Accounts payable	448,351	470,200	(21,849)

Accrued expenses	791,877	906,215	(114,338)

Other	115,489	115,291	198

	1,971,953	2,045,361	(73,408)

Net Working	$1,335,687	$1,227,570	$108,117

Current Ratio	1.68	1.60

During the second quarter of 2000, the Company increased short-term borrowings to fund acquisitions. This increase was offset by the retirement of the 5.875% bonds in the first quarter.

Accrued liabilities decreased primarily as a result of foreign currency translation and a decrease in accrued compensation and other miscellaneous accruals such as rebates and warranty.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks, uncertainties, and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, food service, automotive, general industrial or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, Europe, and Australia, (3) an interruption in, or reduction in, introducing new products into the Company’s product line, and (4) an unfavorable environment for making acquisitions, domestic and foreign, including adverse accounting or regulatory requirements and market value of candidates.

Part II — Other Information

Item 4 — Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 12, 2000. The following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominees	In Favor	Withheld

W. F. Aldinger, III	260,988,794	1,793,379

M. J. Birck	261,002,795	1,779,378

M. D. Brailsford	260,996,632	1,785,541

S. Crown	260,928,185	1,853,988

H. R. Crowther	260,838,072	1,944,101

D. H. Davis, Jr.	261,003,782	1,778,391

W. J. Farrell	261,004,930	1,777,243

R. C. McCormack	260,978,259	1,803,914

P. B. Rooney	260,852,660	1,929,513

H. B. Smith	260,986,127	1,796,046

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit No.	Description

3(b) 27	By-laws of Illinois Tool Works Inc., as amended Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: August 10, 2000	By:	/s/ Jon C. Kinney Jon C. Kinney, Senior Vice President and Chief Financial Officer (Principal Accounting Officer)