Form 10-Q
period 2000-09-03
ILLINOIS TOOL WORKS INC
filed 2000-11-13
CIK 49826

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000

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

The number of shares of registrant's common stock, $.01 par value, outstanding at October 31, 2000: 302,123,145.

Part I - Financial Information

Item 1

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K. Certain reclassifications of prior year’s data have been made to conform with current year reporting.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME

(UNAUDITED)

(In Thousands Except for
Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2000	1999	2000	1999

Operating Revenues	$2,472,342	$2,325,749	$7,454,748	$6,845,856

Cost of revenues	1,597,669	1,511,405	4,821,874	4,441,421

Selling, administrative, research and development expenses	416,949	412,995	1,327,021	1,268,969

Amortization of goodwill and other intangible assets	23,461	19,263	66,784	54,790

Operating Income	434,263	382,086	1,239,069	1,080,676

Interest expense	(18,567)	(18,004)	(52,375)	(50,090)

Other income (expense)	(3,111)	167	(4,708)	11,227

Income Before Income Taxes	412,585	364,249	1,181,986	1,041,813

Income taxes	148,500	131,327	425,500	380,743

Net Income	$264,085	$232,922	$756,486	$661,070

Per share of common stock:

Basic Net Income	$.87	$.78	$2.51	$2.20

Diluted Net Income	$.87	$.76	$2.49	$2.17

Cash dividends:

Paid	$.180	$.148	$.540	$.440

Declared	$.200	$.173	$.560	$.467

Shares of common stock outstanding during the period:

Average	301,857	300,144	301,365	300,045

Average assuming dilution	304,475	304,842	304,314	304,722

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In Thousands)

ASSETS	September 30, 2000	December 31, 1999

Current Assets:

Cash and equivalents	$267,591	$232,953

Trade receivables	1,651,937	1,630,937

Inventories	1,152,183	1,084,212

Deferred income taxes	206,082	188,729

Prepaids and other current assets	159,527	136,100

Total current assets	3,437,320	3,272,931

Plant and Equipment:
Land	112,315	114,048
Buildings and improvements	932,467	926,306
Machinery and equipment	2,724,178	2,633,212
Equipment leased to others	116,090	118,164
Construction in progress	148,959	120,568

	4,034,009	3,912,298

Accumulated depreciation	(2,407,574)	(2,278,367)

Net plant and equipment	1,626,435	1,633,931

Investments	1,171,393	1,188,120

Goodwill & Other Intangibles	2,319,660	2,029,959

Deferred Income Taxes	438,095	433,792

Other Assets	562,634	501,526

	$9,555,537	$9,060,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Short-term debt	$482,348	$553,655

Accounts payable	430,764	470,200

Accrued expenses	801,234	906,215

Cash dividends payable	60,398	54,102

Income taxes payable	61,075	61,189

Total current liabilities	1,835,819	2,045,361

Non-current Liabilities:
Long-term debt	1,581,787	1,360,746

Other	848,210	838,729

Total non-current liabilities	2,429,997	2,199,475

Stockholders' Equity:

Preferred stock	--	--

Common stock	3,022	3,008

Additional Paid-in-Capital	546,794	517,210

Income reinvested in the business	5,073,094	4,485,515

Common stock held in treasury	(1,783)	(1,783)

Cumulative translation adjustment	(331,406)	(188,527)

Total stockholders' equity	5,289,721	4,815,423

	$9,555,537	$9,060,259

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine Months Ended
	September 30

	2000	1999

Cash Provided by (Used for) Operating Activities:

Net income	$756,486	$661,070

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	285,313	259,070

Change in deferred income taxes	(6,639)	876

Provision for uncollectible accounts	12,385	9,327

(Gain) loss on sale of plant and equipment	6,311	(1,345)

Income from investments	(108,326)	(115,691)

Non-cash interest on nonrecourse debt	33,637	34,719

Gain on sale of operations and affiliates	(1,619)	(12)

Other non-cash items, net	(5,472)	(9,088)

Cash provided by operating activities	972,076	838,926

Changes in assets and liabilities:

(Increase) decrease in--

Trade receivables	(18,611)	(76,684)

Inventories	(18,162)	1,267

Prepaid expenses and other assets	(38,999)	(46,246)

Increase (decrease) in--

Accounts payable	(61,219)	(10,221)

Accrued expenses	(57,505)	(21,046)

Income taxes payable	(6,975)	47,377

Other, net	179	--

Net cash provided by operating activities	770,784	733,373

Cash Provided by (Used for) Investing Activities:

Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(533,578)	(577,739)

Additions to plant and equipment	(235,525)	(243,529)

Purchase of investments	(14,585)	(35,734)

Proceeds from investments	62,580	66,368

Proceeds from sale of plant and equipment	29,790	22,028

Proceeds from sale of operations and affiliates	8,248	9,535

Sales (purchases) of short-term investments	(4,630)	(40,883)

Other, net	1,989	2,508

Net cash used for investing activities	(685,711)	(797,446)

Cash Provided by (Used for) Financing Activities:

Cash dividends paid	(162,612)	(131,720)

Issuance of common stock	17,234	17,535

Net borrowings (repayments)of short-term debt	387,812	(209,694)

Proceeds from long-term debt	1,059	507,057

Repayments of long-term debt	(255,793)	(29,125)

Repurchase of treasury stock	--	(44,995)

Other, net	(179)	9,734

Net cash provided by (used for) financing activities	(12,479)	118,792

Effect of Exchange Rate Changes on Cash and Equivalents	(37,956)	(10,748)

Cash and Equivalents:

Increase during the period	34,638	43,971

Beginning of period	232,953	109,526

End of period	$267,591	$153,497

Cash Paid During the Period for Interest	$71,815	$57,562

Cash Paid During the Period for Income Taxes	$381,952	$304,694

Liabilities Assumed from Acquisitions	$180,295	$173,569

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)  INVENTORIES at September 30, 2000 and December 31, 1999 were as follows:

 (In Thousands)

	Sept 30,	Dec 31,
	2000	1999

Raw material	$336,642	$370,300

Work-in-process	144,177	126,783

Finished goods	671,364	587,129

	$1,152,183	$1,084,212

(2) COMPREHENSIVE INCOME:

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2000	1999	2000	1999

Net income	$264,085	$232,922	$756,486	$661,070

Foreign currency translation adjustments, net of tax	(51,774)	10,006	(142,879)	(51,593)

Total comprehensive income	$212,311	$242,928	$613,607	$609,477

(3) SHORT-TERM DEBT:

In 1999, the Company entered into a $400,000,000 Line of Credit Agreement. In 2000, the Company extended the termination date of the Line of Credit from June 28, 2000 to June 22, 2001.

As of September 30, 2000, commercial paper of $250,000,000 has been classified as long-term, as it is expected to remain outstanding beyond one year. The Company has the ability and intent to finance these commercial paper borrowings on a long-term basis. The remaining commercial paper balance of $328,000,000 has been classified as short-term.

(4) NEW ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standards Board, Emerging Issues Task Force and Securities and Exchange Commission have issued numerous new accounting standards which the Company has not yet adopted. The adoption of these new standards is not expected to have a material effect on the Company's financial position or results of operations.

Item 2 - Management's Discussion and Analysis

ENGINEERED PRODUCTS - NORTH AMERICA

Businesses in this segment are located in North America and manufacture short lead-time components and fasteners, and specialty products such as adhesives, resealable packaging and electronic component packaging.

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30		September 30

	2000	1999	2000	1999

Operating revenues	$785,152	$745,617	$2,432,117	$2,198,442

Operating income	165,973	142,712	488,405	423,192

Margin %	21.1%	19.1%	20.1%	19.2%

Operating revenues in 2000 increased 5% in the third quarter and 11% year-to-date compared with the prior year. The base business revenue growth was 2% for the third quarter and 7% year-to-date, with the biggest contributors being the construction (including the Wilsonart laminate operation), automotive and industrial plastics businesses. Acquisitions also contributed 3% to the revenue increase for the third quarter and 4% for the year-to-date period. Operating income increased 16% for the third quarter and 15% year-to-date due to the revenue increases and operating efficiencies. Margins improved for both periods due to operating efficiencies and cost improvements at the base businesses.

ENGINEERED PRODUCTS - INTERNATIONAL

Businesses in this segment are located outside North America and manufacture short lead-time components and fasteners, and specialty products such as electronic component packaging and adhesives.

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30		September 30

	2000	1999	2000	1999

Operating revenues	$390,759	$324,122	$1,100,998	$937,772

Operating income	48,769	33,497	129,851	87,629

Margin %	12.5%	10.3%	11.8%	9.3%

In 2000, revenues increased 21% for the third quarter and 17% year-to-date mainly due to acquisitions, which contributed 31% and 23% to the increase for the respective periods. The base business revenue growth was 2% for the three-month period and 5% for the nine-month period, principally related to the industrial plastics and electronic packaging businesses for both periods, as well as the automotive and construction businesses for the year-to-date period. The revenue increases were partially offset by the effect of foreign currency fluctuations, which decreased revenues by 13% for the third quarter and 10% year-to-date. The operating income increase of 46% for the third quarter and 48% for the first nine months of 2000 was primarily due to the revenue growth and cost reductions in the base businesses. Operating income was reduced 15% for the three-month period and 14% for the nine-month period as a result of foreign currency fluctuations, primarily related to the Euro. Margins increased significantly for both periods due to cost reductions and higher 1999 nonrecurring costs.

SPECIALTY SYSTEMS - NORTH AMERICA

Businesses in this segment are located in North America and produce longer lead-time machinery and related consumables, and specialty equipment for applications such as food service and industrial spray coating.

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30		September 30

	2000	1999	2000	1999

Operating revenues	$820,049	$795,712	$2,505,015	$2,344,758

Operating income	148,000	134,372	430,063	385,568

Margin %	18.0%	16.9%	17.2%	16.4%

In 2000, revenues increased 3% and 7% for the three-month and nine-month periods, respectively. Base business revenue was flat for the third quarter and increased 4% for the year-to-date period, primarily as a result of contributions from the industrial packaging, food equipment and welding businesses. Acquisitions added 3% to the revenue growth for both periods. Operating income increased 10% for the third quarter and 12% for the first nine months of 2000 and margins improved in both periods due to the revenue growth and improved productivity in the food equipment and welding businesses.

SPECIALTY SYSTEMS - INTERNATIONAL

Businesses in this segment are located outside North America and manufacture longer lead-time machinery and related consumables, and specialty equipment for food service and industrial spray coating.

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30		September 30

	2000	1999	2000	1999

Operating revenues	$432,838	$403,648	$1,284,027	$1,173,864

Operating income	50,197	46,900	137,593	105,347

Margin %	11.6%	11.6%	10.7%	9.0%

In 2000, operating revenues increased 7% for the third quarter and 9% year-to-date primarily due to acquisitions, which contributed 15% and 17%, respectively, to the increase. Base business revenue growth was 1% for both periods. Foreign currency fluctuations, primarily related to the Euro, reduced revenues 9% for the third quarter and 7% for the first nine months of 2000. Operating income increased 7% for the three-month period and 31% for the year-to-date period principally due to acquisitions and productivity enhancement programs in the industrial packaging, finishing and food equipment businesses. Foreign currency fluctuations reduced operating income 8% for the third quarter and 11% year-to-date. Margins were flat for the third quarter as cost improvements in the base businesses were offset by the lower margins for acquired companies. Margins increased in the year-to-date period due to the productivity improvements in the base businesses.

CONSUMER PRODUCTS

Businesses in this segment are located primarily in North America and manufacture household products which are used by consumers, including small electric appliances, physical fitness equipment and ceramic tile.

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30		September 30

	2000	1999	2000	1999

Operating revenues	$114,302	$116,268	$341,268	$349,943
Operating income	2,894	4,186	(3,322)	15,802

Margin %	2.5%	3.6%	(1.0)%	4.5%

Operating revenues decreased 2% for both periods of 2000 as a result of lower sales for the small appliance and ceramic tile businesses, partially offset by higher sales of fitness equipment. Operating income and margins declined for both periods due to lower sales volume and nonrecurring costs.

LEASING AND INVESTMENTS

This segment makes opportunistic investments in mortgage-related assets, leveraged and direct financing leases of equipment, properties and property developments, and affordable housing.

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30		September 30

	2000	1999	2000	1999

Operating revenues	$37,143	$38,013	$109,872	$118,786
Operating income	18,430	20,419	56,479	63,138

For both periods of 2000, operating revenues and income decreased due to higher gains on the sales of assets in 1999.

OPERATING REVENUES

The reconciliation of segment operating revenues to total company operating revenues is as follows:

	Three months ended		Nine months ended
	September 30		September 30

	2000	1999	2000	1999

Engineered Products - North America	$785,152	$745,617	$2,432,117	$2,198,442

Engineered Products - International	390,759	324,122	1,100,998	937,772

Specialty Systems - North America	820,049	795,712	2,505,015	2,344,758

Specialty Systems - International	432,838	403,648	1,284,027	1,173,864

Consumer Products	114,302	116,268	341,268	349,943

Leasing and Investments	37,143	38,013	109,872	118,786

Total segment operating revenues	2,580,243	2,423,380	7,773,297	7,123,565

Intersegment revenues	(107,901)	(97,631)	(318,549)	(277,709)

Total company operating revenues	$2,472,342	$2,325,749	$7,454,748	$6,845,856

OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 64.7% in the first nine months of 2000 versus 64.9% in the first nine months of 1999. Selling, administrative, and research and development expenses decreased to 17.8% of revenues in the first nine months of 2000 versus 18.5% in 1999, primarily due to expense reductions as a result of a Company-wide objective to reduce administrative costs.

INTEREST EXPENSE

Interest expense increased to $52.4 million in the first nine months of 2000 from $50.1 million in 1999, primarily due to higher average debt in the period and higher commercial paper borrowings.

OTHER INCOME (EXPENSE)

Other income (expense) was an expense of $4.7 million for the first nine months of 2000 versus income of $11.2 million in 1999. The decrease is primarily due to losses versus gains on the sale of fixed assets, higher minority interest expense on less-than-100%-owned subsidiaries, and higher losses on foreign currency translation in 2000.

NET INCOME

Net income of $756.5 million ($2.49 per diluted share) in the first nine months of 2000 was 14.4% higher than the 1999 net income of $661.1 million ($2.17 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 2000 decreased operating revenues for the first nine months of 2000 by approximately $156 million and reduced earnings by approximately 5 cents per diluted share.

FINANCIAL POSITION

Net working capital at September 30, 2000 and December 31, 1999 is summarized as follows:

(Dollars in Thousands)

	Sept. 30,	Dec. 31,	Increase/
	2000	1999	(Decrease)

Current Assets:

Cash and equivalents	$267,591	$232,953	$34,638

Trade receivables	1,651,937	1,630,937	21,000

Inventories	1,152,183	1,084,212	67,971

Other	365,609	324,829	40,780

	3,437,320	3,272,931	164,389

Current Liabilities:

Short-term debt	482,348	553,655	(71,307)

Accounts payable	430,764	470,200	(39,436)

Accrued expenses	801,234	906,215	(104,981)
Other	121,473	115,291	6,182

	1,835,819	2,045,361	(209,542)

Net Working Capital	$1,601,501	$1,227,570	$373,931

Current Ratio	1.87	1.60

During the second quarter and third quarter of 2000, short-term borrowings increased to fund acquisitions. Commercial paper borrowings of $250 million have been classified as long-term.

Accrued expenses decreased primarily due to foreign currency translation and a decrease in accrued compensation and other items which have higher balances at year-end, such as rebates.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks, uncertainties, and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, food service, automotive, general industrial or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, Europe and Australia, (3) an interruption in, or reduction in, introducing new products into the Company’s product lines, (4) an unfavorable environment for making acquisitions, domestic and foreign, including adverse accounting or regulatory requirements and market value of candidates.

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

ILLINOIS TOOL WORKS INC.

Dated:   November 10, 2000                     By: /s/ Jon C. Kinney
                                                   Jon C. Kinney, Senior Vice President
                                                   and Chief Financial Officer
                                                   (Principal Accounting Officer)