Form 10-K405
period 2000-12-31
ILLINOIS TOOL WORKS INC
filed 2001-03-21
CIK 49826

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4797

ILLINOIS TOOL WORKS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-1258310 (I.R.S. Employer Identification No.)

3600 W. Lake Avenue, Glenview, Illinois (Address of Principal Executive Offices)	60025-5811 (Zip Code)

Registrant’s telephone number, including area code: (847) 724-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange Chicago Stock Exchange

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

Yes   X            No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2001, was approximately $15,100,000,000.

      Shares of Common Stock outstanding at January 31, 2001 — 303,001,668.

Documents Incorporated by Reference

2000 Annual Report to Stockholders	Parts I, II, IV

Proxy Statement dated March 21, 2001, for Annual Meeting of Stockholders to be held on May 11, 2001	Part III

PART I

ITEM 1.  Business

General

      Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company manufactures and markets a variety of products and systems that provide specific, problem-solving solutions for a diverse customer base worldwide. The Company has approximately 600 operations in 43 countries.

      The Company’s business units are divided into six segments: Engineered Products-North America, Engineered Products-International, Specialty Systems-North America, Specialty Systems-International, Consumer Products, and Leasing and Investments. Businesses in the Engineered Products-North America segment are located in North America and manufacture short lead-time plastic and metal components and fasteners, and specialty products such as polymers, fluid products, and resealable packaging. Businesses in the Engineered Products-International segment are located outside North America and manufacture short lead-time plastic and metal components and fasteners, and specialty products such as polymers, fluid products and electronic component packaging. Businesses in the Specialty Systems-North America segment are located in North America and produce longer lead-time machinery and related consumables, and specialty equipment for applications such as food service and industrial finishing. Businesses in the Specialty Systems-International segment are located outside North America and manufacture longer lead-time machinery and related consumables, and specialty equipment for food service and industrial finishing. Businesses in the Consumer Products segment are located primarily in North America and manufacture specialty exercise equipment, small electric appliances, cookware and ceramic tile. The Leasing and Investment segment makes opportunistic investments in mortgage-related assets, leveraged and direct financing leases of equipment, properties and property developments, and affordable housing.

      On November 23, 1999, a wholly owned subsidiary of ITW merged with Premark International, Inc. (“Premark”), a commercial manufacturer of food equipment and laminate products. Shareholders of Premark received .8081 shares of ITW common stock in exchange for each share of Premark common stock outstanding. A total of 49,781,665 of ITW common shares were issued to the former Premark shareholders in connection with the merger. The merger was accounted for under the pooling-of-interests accounting method and accordingly, ITW’s historical financial statements for periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Premark, as though the companies had been combined during such periods.

      During the five-year period ending December 31, 2000, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.

Current Year Developments

      Refer to pages 21 through 26, Management’s Discussion and Analysis, in the Company’s 2000 Annual Report to Stockholders.

Financial Information about Segments and Markets

      Segment and geographic data are included on pages 21 through 23 and 42 through 44 of the Company’s 2000 Annual Report to Stockholders.

      The principal markets served by the Company’s five manufacturing segments are as follows:

	% of 2000 Operating Revenues by Manufacturing Segment

	Engineered	Engineered	Specialty	Specialty
	Products-	Products-	Systems-	Systems-
	North	Inter-	North	Inter-	Consumer
End Markets Served	America	national	America	national	Products

Construction	47%	31%	9%	7%	31%

Automotive	26	32	6	3	—

General Industrial	12	15	20	25	—

Food Retail and Service	—	—	33	26	—

Consumer Durables	6	9	2	3	68

Electronics	3	8	2	2	—

Food and Beverage	2	1	8	9	—

Industrial Capital Goods	1	1	5	6	—

Paper Products	—	—	4	5	—

Other	3	3	11	14	1

	100%	100%	100%	100%	100%

      Operating results of the segments are described on pages 21 through 23 and 42 through 44 of the Company’s 2000 Annual Report to Stockholders.

      Most of the Company’s businesses distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

      Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products.

      Backlog by manufacturing segment as of December 31, 2000 and 1999 is summarized as follows:

	Backlog in Thousands of Dollars

	Engineered		Specialty
	Products-	Engineered	Systems-	Specialty
	North	Products-	North	Systems-	Consumer
	America	International	America	International	Products	Total

2000	$315,000	$145,000	$252,000	$139,000	$16,000	$867,000

1999	$257,000	$125,000	$196,000	$136,000	—	$714,000

      Backlog orders scheduled for shipment beyond calendar year 2001 were not material in any manufacturing segment as of December 31, 2000.

      The information set forth below is applicable to all industry segments of the Company unless otherwise noted:

Competition

      The Company’s global competitive environment is complex because of the wide diversity of products the Company manufactures and the markets it serves. Depending on the product or market, the Company may compete with a few other companies or with many others, some of which may be the Company’s own licensees.

      The Company is a leading producer of plastic, metal and laminate components and fasteners; polymers and fluid products; tooling for specialty applications; welding products; packaging machinery and related consumables; food service equipment; and industrial finishing equipment.

Raw Materials

      The Company uses raw materials of various types, primarily metals and plastics that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, nor are any such problems anticipated.

Research and Development

      The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 31 of the Company’s 2000 Annual Report to Stockholders.

      The Company owns approximately 2,805 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 975 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

      The Company believes that many of its patents are valuable and important. Nevertheless, the Company credits its leadership in the markets it serves to engineering capability; manufacturing techniques, skills and efficiency; marketing and sales promotion; and service and delivery of quality products to its customers.

Trademarks

      Many of the Company’s products are sold under various trademarks owned or licensed by the Company. Among the most significant are: ITW, Apex, Buildex, Corex, Deltar, Devcon, DeVilbiss, Fastex, Hi-Cone, Hobart, Keps, Magnaflux, Miller, Minigrip, Paktron, Paslode, Precor, Ramset, Ransburg, Red Head, Shakeproof, Signode, Stero, Teks, Tempil, Tenax, Tri-Mark, Vulcan, West Bend, Wilsonart, and Zip-Pak.

Environmental

      The Company believes that its plants and equipment are in substantial compliance with applicable environmental regulations. Additional measures to maintain compliance are not expected to materially affect the Company’s capital expenditures, competitive position, financial position or results of operations.

      Various legislative and administrative regulations concerning environmental issues have become effective or are under consideration in many parts of the world relating to manufacturing processes, and the sale or use of certain products. To date, such developments have not had a substantial adverse impact on the Company’s sales or earnings. The Company has made considerable efforts to develop and sell environmentally compatible products resulting in new and expanding marketing opportunities.

Employees

      The Company employed approximately 55,300 persons as of December 31, 2000 and considers its employee relations to be excellent.

International

      The Company’s international operations include subsidiaries, joint ventures and licensees in 42 countries on six continents. These operations serve such markets as construction, automotive, food retail and service, general industrial, and others on a worldwide basis. The Company’s international operations contributed approximately 35% of operating revenues in 2000 and 34% in 1999.

      Refer to pages 21 through 26 and 42 through 44 in the Company’s 2000 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Forward-looking Statements

      Refer to page 26 of the Company’s 2000 Annual Report to Stockholders for information on the risks associated with forward-looking statements within this document.

Executive Officers

      Executive Officers of the Company as of March 2, 2001:

Name	Office	Age

W. James Farrell	Chairman and Chief Executive Officer	58

Russell M. Flaum	Executive Vice President	50

David T. Flood	Executive Vice President	49

Philip M. Gresh, Jr.	Executive Vice President	52

Thomas J. Hansen	Executive Vice President	52

Stewart S. Hudnut	Senior Vice President, General Counsel and Secretary	61

John Karpan	Senior Vice President, Human Resources	60

Jon C. Kinney	Senior Vice President and Chief Financial Officer	58

Dennis J. Martin	Executive Vice President	50

Frank S. Ptak	Vice Chairman	57

James M. Ringler	Vice Chairman	55

Harold B. Smith	Chairman of the Executive Committee	67

David B. Speer	Executive Vice President	49

Allan C. Sutherland	Senior Vice President	37

Hugh J. Zentmeyer	Executive Vice President	54

      The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Messrs. Flood, Gresh, Hansen, Martin, Ringler, and Sutherland, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Mr. Flood was elected Executive Vice President in 2000. He joined the Company in 1976 and has held various management positions within the polymers, fluids and machined components businesses. Mr. Gresh was elected Executive Vice President in 2000. He joined the Company in 1989 and has held various sales, marketing and general management positions with the consumer packaging businesses. Mr. Hansen was elected Executive Vice President in 1998. He joined the Company in 1980 and has held various management positions within the Company’s automotive metal fasteners and components businesses. Mr. Martin was elected Executive Vice President in 1996. He joined the Company in 1991 and has held several management positions in the welding businesses. Mr. Ringler was elected Vice Chairman in 1999. He joined Premark International in 1990 where he served as President and Chief Operating Officer until May 1996. He served as Premark International’s Chief Executive Officer and President from May 1996 to October 1997, after which he served as Chairman of the Board, Chief Executive Officer and President until Premark International’s merger with the Company in November 1999. Mr. Sutherland was elected Senior Vice President in 1998. He joined the Company in 1993 after serving as a senior tax manager with Ernst & Young and has served the Company in various capacities, most recently as Vice President of Leasing and Investments.

ITEM 2.  Properties

      As of December 31, 2000 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number	Floor Space
	of
	Properties	Owned	Leased	Total

		(In millions of square feet)

Engineered Products — North America	143	7.3	3.8	11.1

Engineered Products — International	106	5.5	2.0	7.5

Specialty Systems — North America	153	8.3	2.8	11.1

Specialty Systems — International	108	7.1	2.1	9.2

Consumer Products	11	3.0	0.4	3.4

Leasing and Investments	19	0.7	0.3	1.0

Corporate	4	1.2	—	1.2

	544	33.1	11.4	44.5

      The principal plants outside of the U.S. are in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Italy, Korea, Mexico, Spain, Switzerland and the United Kingdom.

      The Company’s properties are primarily of steel, brick or concrete construction and are maintained in good operating condition. Productive capacity, in general, currently exceeds operating levels. Capacity levels are somewhat flexible based on the number of shifts operated and on the number of overtime hours worked. The Company adds productive capacity from time to time as required by increased demand. Additions to capacity can be made within a reasonable period of time due to the nature of the businesses.

ITEM 3.  Legal Proceedings

      Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

ITEM 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

      This information is incorporated by reference to page 45 of the Company’s 2000 Annual Report to Stockholders.

ITEM 6.  Selected Financial Data

      This information is incorporated by reference to page 46 and 47 of the Company’s 2000 Annual Report to Stockholders.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information is incorporated by reference to pages 21 through 26 of the Company’s 2000 Annual Report to Stockholders.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

      This information is incorporated by reference to pages 25 and 26 of the Company’s 2000 Annual Report to Stockholders.

ITEM 8.  Financial Statements and Supplementary Data

      The financial statements and report thereon of Arthur Andersen LLP dated January 29, 2001, as found on pages 27 through 44 and the supplementary data found on page 45 of the Company’s 2000 Annual Report to Stockholders, are incorporated by reference.

      The report of Ernst & Young LLP dated January 24, 2000 on the financial statements of Premark International, Inc. is included as Exhibit 13(b).

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

ITEM 10.  Directors and Executive Officers of the Company

      Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

      Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K on page 4.

      Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  Executive Compensation

      This information is incorporated by reference to the information under the caption “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

      This information is incorporated by reference to the information under the caption “Ownership of ITW Stock” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.  Certain Relationships and Related Transactions

      Additional information is incorporated by reference to the information under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

      The financial statements and report thereon of Arthur Andersen LLP dated January 29, 2001 as found on pages 27 through 44 and the supplementary data found on page 45 of the Company’s 2000 Annual Report to Stockholders, are incorporated by reference.

      The report of Ernst & Young LLP dated January 24, 2000 on the financial statements of Premark International, Inc. is included as Exhibit 13(b).

  (2)  Exhibits

      (i)  See the Exhibit Index on pages 9 and 10 of this Form 10-K.

      (ii)  Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2000, with the exception of the agreements related to the 5 3/4% and 6 7/8% Notes, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

      No reports on Form 8-K have been filed during the three months ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March 2001.

ILLINOIS TOOL WORKS INC.

By	/s/ W. JAMES FARRELL

W. James Farrell
Chairman and Chief
Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 20th day of March 2001.

Signatures	Title

/s/ W. JAMES FARRELL W. James Farrell	Director, Chairman and Chief Executive Officer, (Principal Executive Officer)
/s/ JON C. KINNEY Jon C. Kinney	Senior Vice President and Chief Financial Officer, (Principal Accounting and Financial Officer)
WILLIAM F. ALDINGER III	Director
MICHAEL J. BIRCK	Director
MARVIN D. BRAILSFORD	Director
H. RICHARD CROWTHER	Director
DON H. DAVIS, JR.	Director
ROBERT C. MCCORMACK	Director
HAROLD B. SMITH	Director
By /s/ W. JAMES FARRELL (W. James Farrell, as Attorney-in-Fact)

      Original powers of attorney authorizing W. James Farrell to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K

2000

Exhibit
Number	Description

3(a)
— Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

3(b)	— By-laws of Illinois Tool Works Inc., as amended.
4(a)
— Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.

4(b)
— First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.

4(c)	— Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
4(d)
— Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No.  333-62105 (Exhibit 4.2 to the Premark International,  Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996.)

10(a)
— Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997 and October 29, 1999, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4797) and incorporated herein by reference.

10(b)
— Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form  10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.

10(c)
— Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form  10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.

10(d)
— Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

10(e)
— Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

10(f)
— Supplemental Plan for Employees of Illinois Tool Works  Inc., effective January 1, 1989, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 1-4797) and incorporated herein by reference.

10(g)	— Illinois Tool Works Inc. Non-officer directors’ restricted stock program adopted December 15, 2000.

Exhibit
Number	Description

10(h)
— Illinois Tool Works Inc. Outside Directors’ Deferred Fee Plan dated December 12, 1980, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.  1-4797) and incorporated herein by reference.

10(i)
— Illinois Tool Works Inc. Phantom Stock Plan for Non-officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

10(j)
— Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, filed as Exhibit 10(k) to the Company’s Annual Report on Form  10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-4797) and incorporated herein by reference.

10(k)
— Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.

10(l)	— Illinois Tool Works Inc. Non-officer Directors’ Fee Conversion Plan adopted February 19, 1999, as amended December 15, 2000.
10(m)
— Premark International, Inc. 1994 Incentive Plan, as amended and restated effective May 5, 1999, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October  12, 1999 and incorporated herein by reference.

10(n)
— Premark International, Inc. Supplemental Plan, as amended and restated effective January 1, 1999, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October  12, 1999 and incorporated herein by reference.

10(o)
— Letter of Understanding dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No.  1-4797) and incorporated herein by reference.

10(p)
— Executive Noncompetition Agreement dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.

10(q)
— Agreement and Plan of Merger dated as of September 9, 1999 among Premark International, Inc., Illinois Tool Works Inc. and CS Merger Sub Inc., filed as Annex A to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.

13(a)	— The Company’s 2000 Annual Report to Stockholders, pages 21 — 47.
13(b)	— Report of Ernst & Young LLP.
21	— Subsidiaries and Affiliates of the Company.
23(a)	— Consent of Arthur Andersen LLP.
23(b)	— Consent of Ernst & Young LLP.
24	— Powers of Attorney.
99
— Description of the capital stock of Illinois Tool Works  Inc., filed as Exhibit 99 to the Company’s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.