Form 10-Q
period 2001-03-31
ILLINOIS TOOL WORKS INC
filed 2001-05-11
CIK 49826

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
         --------------

                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
----------------------   ------------------------

Commission file number           1-4797
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
------ --------
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

The number of shares of registrant's common stock, $.01 par value, outstanding at April 30, 2001: 303,955,723.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                    -----------------------------------------
                               STATEMENT OF INCOME
                               -------------------
                                   (UNAUDITED)
                                   -----------

(In Thousands Except for
 Per Share Amounts)

                                                        Three Months Ended
                                                            March 31
------------------------------
                                                     2001               2000
                                                 -----------        -----------

Operating Revenues                               $ 2,396,834        $ 2,404,960
  Cost of revenues                                 1,613,042          1,571,930
  Selling, administrative,
    and research and
    development expenses                             461,774            454,171
  Amortization of goodwill
    and other intangible assets                       24,539             20,556
                                                 -----------        -----------
Operating Income                                     297,479            358,303
  Interest expense                                   (18,711)           (16,083)
  Other income                                         2,390                209
                                                 -----------        -----------
Income Before Income Taxes                           281,158            342,429
  Income taxes                                        98,400            123,300
                                                 -----------        -----------
Net Income                                       $   182,758        $   219,129
                                                 ===========        ===========

Per share of common stock:

  Basic net income                               $       .60        $       .73
                                                 ===========        ===========
  Diluted net income                             $       .60        $       .72
                                                 ===========        ===========

  Cash dividends:

     Paid                                        $       .20        $       .18
                                                 ===========        ===========
     Declared                                    $       .20        $       .18
                                                 ===========        ===========

Shares of common stock
  outstanding during the
  period:

  Average                                            303,151            300,746

  Average assuming dilution                          305,731            304,019

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                    -----------------------------------------
                         STATEMENT OF FINANCIAL POSITION
                         -------------------------------
                                   (UNAUDITED)
                                   -----------
(In Thousands)

ASSETS                                          March 31, 2001   December 31, 2000
------                                          --------------   -----------------

Current Assets:
  Cash and equivalents                             $   149,492      $   151,295
  Trade receivables                                  1,644,660        1,654,632
  Inventories                                        1,192,882        1,181,385
  Deferred income taxes                                184,981          183,823
  Prepaid expenses and other
  current assets                                       144,182          157,926
                                                   -----------      -----------
      Total current assets                           3,316,197        3,329,061
                                                   -----------      -----------

Plant and Equipment:
  Land                                                 116,865          116,423
  Buildings and improvements                           988,717        1,000,807
  Machinery and equipment                            2,899,161        2,860,472
  Equipment leased to others                           123,043          118,589
  Construction in progress                             139,209          103,319
                                                   -----------      -----------
                                                     4,266,995        4,199,610
  Accumulated depreciation                          (2,537,638)      (2,477,086)
                                                   -----------      -----------
  Net plant and equipment                            1,729,357        1,722,524
                                                   -----------      -----------

Investments                                          1,163,254        1,170,392
Goodwill and Other Intangibles                       2,506,828        2,483,882
Deferred Income Taxes                                  481,079          478,420
Other Assets                                           429,002          419,177
                                                   -----------      -----------
                                                   $ 9,625,717      $ 9,603,456
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Short-term debt                                  $   466,665      $   425,789
  Accounts payable                                     429,665          455,417
  Accrued expenses                                     731,615          826,107
  Cash dividends payable                                60,752           60,490
  Income taxes payable                                 122,007           49,807
                                                   -----------      -----------
    Total current liabilities                        1,810,704        1,817,610
                                                   -----------      -----------
Non-current Liabilities:
  Long-term debt                                     1,393,347        1,549,038
  Other                                                837,749          835,821
                                                   -----------      -----------
    Total non-current liabilities                    2,231,096        2,384,859
                                                   -----------      -----------
Stockholders' Equity:
  Preferred stock                                           --               --
  Common stock                                           3,038            3,027
  Additional paid-in-capital                           611,823          584,357
  Income reinvested in the business                  5,337,503        5,214,098
  Common stock held in treasury                         (1,666)          (1,783)
  Cumulative translation adjustment                   (366,781)        (398,712)
                                                   -----------      -----------
      Total stockholders' equity                     5,583,917        5,400,987
                                                                    -----------
                                                   $ 9,625,717      $ 9,603,456
                                                   ===========      ===========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                    -----------------------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)
                                   -----------
(In Thousands)
                                                           Three Months Ended
                                                               March 31
           ----------------------
                                                            2001         2000
                                                         ---------    ---------
Cash Provided by (Used for) Operating Activities:
  Net income                                             $ 182,758    $ 219,129
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        102,045       89,187
      Change in deferred income taxes                          178         (908)
      Provision for uncollectible accounts                   5,282        5,023
      Loss on sale of plant and equipment                      168          348
      Income from investments                              (36,898)     (35,753)
      Non-cash interest on nonrecourse debt                 10,611       11,105
      Gain on sale of operations and affiliates               (899)      (1,843)
      Other non-cash items, net                               (956)        (937)
                                                         ---------    ---------
        Cash provided by operating activities              262,289      285,351
Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                                   13,323        5,987
        Inventories                                          6,178      (19,110)
        Prepaid expenses and other assets                    6,895       (3,647)
      Increase (decrease) in--
        Accounts payable                                   (31,312)     (27,746)
        Accrued expenses                                   (91,431)     (83,306)
        Income taxes payable                                71,434       58,367
      Other, net                                                (9)          --
                                                         ---------    ---------
        Net cash provided by operating activities          237,367      215,896
                                                         ---------    ---------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses(excluding cash and
    equivalents) and additional interest in affiliates     (52,193)     (83,059)
  Additions to plant and equipment                         (72,293)     (71,894)
  Purchase of investments                                   (9,518)      (3,930)
  Proceeds from investments                                 22,050       18,386
  Proceeds from sale of plant and equipment                  3,880        4,608
  Proceeds from sale of operations and affiliates            6,890        4,220
  Sales (purchases) of short-term investments                2,045       (3,013)
  Other, net                                                   666        1,152
                                                         ---------    ---------
      Net cash used for investing activities               (98,473)    (133,530)
                                                         ---------    ---------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                      (60,490)     (54,102)
  Issuance of common stock                                  27,146        6,612
  Net borrowings (repayments) of short-term debt          (108,761)     122,352
  Proceeds from long-term debt                                 939          531
  Repayments of long-term debt                              (2,290)    (134,353)
  Other, net                                                   116        1,548
                                                         ---------    ---------
  Net cash used for financing activities                  (143,340)     (57,412)
                                                         ---------    ---------
Effect of Exchange Rate Changes on Cash and Equivalents        2,643      (10,005)
                                                         ---------    ---------
Cash and Equivalents:
  Increase (decrease) during the period                     (1,803)      14,949
  Beginning of period                                      151,295      232,953
                                                         ---------    ---------
  End of period                                          $ 149,492    $ 247,902
                                                         =========    =========
Cash Paid During the Period for Interest                 $  24,980    $  28,596
                                                         =========    =========
Cash Paid During the Period for Income Taxes             $  26,040    $  53,528
                                                         =========    =========
Liabilities Assumed from Acquisitions                    $   4,165    $  57,459
                                                         =========    =========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                    -----------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------

(1)  INVENTORIES at March 31, 2001 and December 31, 2000 were as
     -----------
     follows:

(In Thousands)

                                                   March 31,           Dec. 31,
                                                     2001                2000
                                                  ----------          ----------

   Raw material                                   $  355,173          $  350,943
   Work-in-process                                   136,446             134,044
   Finished goods                                    701,263             696,398
                                                  ----------          ----------
                                                  $1,192,882          $1,181,385
                                                  ==========          ==========

(2)  COMPREHENSIVE INCOME:
     --------------------

     The only component of other comprehensive income that the Company has is foreign currency translation adjustments.

(In Thousands)

                                                     March 31,         Dec. 31,
                                                       2001              2000
                                                    ----------        ----------

   Net income                                        $ 182,758        $ 219,129
   Foreign currency translation
   adjustments, net of tax                              31,930          (33,192)
                                                     ---------        ---------

   Total comprehensive income                        $ 214,688        $ 185,937
                                                     =========        =========

Item 2 - Management's Discussion and Analysis
---------------------------------------------

ENGINEERED PRODUCTS - NORTH AMERICA
-----------------------------------

Businesses in this segment are located in North America and manufacture  short lead-time  plastic and metal  components and fasteners, and specialty products such as polymers, fluid products and resealable packaging.

(Dollars in Thousands)

                                                       Three months ended
                                                             March 31
              ----------------------------

                                                     2001                2000
                                                   --------            --------

Operating revenues                                 $744,595            $805,727

Operating income                                    105,398             147,803

Margin %                                              14.2%               18.3%

For the first  quarter  of 2001,  operating  revenues  declined  by 8% mainly due to lower  demand in the  automotive  and construction  end  markets.  The
10%  decline  in base  business  revenues  was  partially  offset  by a 3%
increase  from acquisitions.  Operating  income  declined by 29% and  margins declined  410 basis  points due to lower  revenues,  higher nonrecurring costs and the impact of acquired companies.

ENGINEERED PRODUCTS - INTERNATIONAL
-----------------------------------

Businesses in this segment are located outside North America and manufacture short lead-time  plastic and metal components and fasteners, and specialty products such as polymers, fluid products and electronic component packaging.

(Dollars in Thousands)

                                                       Three months ended
                                                            March 31
              ----------------------------

                                                     2001                2000
                                                   --------            --------

Operating revenues                                 $375,787            $343,088

Operating income                                     33,514              32,037

Margin %                                               8.9%                9.3%

Operating  revenues  increased 10% in the first three months of 2001 due mainly to acquisitions,  which  contributed 15% to the increase.  Base business revenue  growth of 2% was primarily  related to the  construction,  automotive and industrial plastics  businesses.  Operating  income grew 5%,  primarily related to the  construction,  automotive and  polymers/fluid products businesses in Europe and  Australia.  Operating  margins were 40 basis points lower due to the impact of acquired businesses.  Foreign currency fluctuations reduced both revenues and operating income by 8%.

SPECIALTY SYSTEMS - NORTH AMERICA
---------------------------------

Businesses in this segment are located in North America and produce  longer lead-time  machinery and related  consumables, and specialty equipment for applications such as food service and industrial finishing.

(Dollars in Thousands)

                                                       Three months ended
                                                            March 31
               ----------------------------

                                                     2001                2000
                                                   --------            --------

Operating revenues                                 $850,691            $829,062

Operating income                                    102,585             131,519

Margin %                                              12.1%               15.9%

In the  first  quarter  of  2001,  operating  revenues  increased  3% due to acquisitions,  which  contributed  11% to the increase.  Base  business revenues  decreased 7% as slowing  demand in most end markets  negatively impacted the welding, industrial  packaging,  food equipment and finishing businesses.  Operating income was 22% lower in the first three months of 2001, primarily related to the welding and industrial  packaging  businesses.
Operating margins decreased by 380 basis points due to the revenue declines, nonrecurring costs and the lower margins of acquired companies.

SPECIALTY SYSTEMS - INTERNATIONAL
---------------------------------

Businesses  in this segment are located  outside  North  America and manufacture  longer  lead-time  machinery and related consumables, and specialty equipment for food service and industrial finishing.

(Dollars in Thousands)

                                                        Three months ended
                                                             March 31
               ----------------------------

                                                     2001                2000
                                                   --------            --------

Operating revenues                                 $402,665            $376,692

Operating income                                     32,014              27,761

Margin %                                               8.0%                7.4%

Operating  revenues grew 7% in the first quarter of 2001 as the acquisition-
related growth of 18% was partially offset by unfavorable foreign currency impact of 8% and a 1% decline in base business revenues.  Operating income increased 15% and margins improved 60  basis points due to acquisitions and higher nonrecurring costs in 2000.  Foreign currency fluctuations reduced operating income by 9%.

CONSUMER PRODUCTS
-----------------

Businesses in this segment are located primarily in North America and manufacture  specialty exercise equipment, small electrical appliances, cookware and ceramic tile.

(Dollars in Thousands)

                                                       Three months ended
                                                             March 31
               ----------------------------

                                                     2001                2000
                                                   --------            --------

Operating revenues                                 $103,681            $119,657

Operating income                                      1,206               1,819

Margin %                                               1.2%                1.5%

For the first three months of 2001, the decline in  operating  revenues of 13%
was related to the ceramic tile, small appliance and specialty exercise equipment businesses.  The  decline in  operating  income and  margins was related to nonrecurring costs, partially offset by improved results at the ceramic tile business.

LEASING AND INVESTMENTS
-----------------------

This segment makes opportunistic investments in mortgage-related assets, leveraged and direct financing leases of equipment, properties and property developments, a limited partnership investment trust and affordable housing.

(Dollars in Thousands)

                                                          Three months ended
                                                               March 31
                   --------------------------

                                                        2001               2000
                                                      -------            -------

Operating revenues                                    $40,323            $34,668

Operating income                                       22,762             17,364

Operating revenues and income increased in the first quarter of 2001 due to gains on the sales of properties held for sale.

OPERATING REVENUES
------------------

The reconciliation of segment operating revenues to total operating revenues is as follows:

                                                      2001              2000
                                                  -----------       -----------

Engineered Products - North America               $   744,595       $   805,727
Engineered Products - International                   375,787           343,088
Specialty Systems - North America                     850,691           829,062
Specialty Systems - International                     402,665           376,692
Consumer Products                                     103,681           119,657
Leasing and Investments                                40,323            34,668
                                                  -----------       -----------
  Total segment operating revenues                  2,517,742         2,508,894
Intersegment revenues                                (120,908)         (103,934)
                                                  -----------       -----------
  Total operating revenues                        $ 2,396,834       $ 2,404,960
                                                  ===========       ===========

OPERATING EXPENSES
------------------

Cost of revenues as a  percentage  of revenues  increased  to 67.3% in the first three months of 2001 versus 65.4% in the first three months of 2000 due to decreased sales volume in the North American base businesses.  Selling, administrative, and research and development expenses increased to 19.3% of revenues in the first three months of 2001 versus 18.9% in the first three months of 2000, primarily due to nonrecurring charges in 2001.

INTEREST EXPENSE
----------------

Interest expense increased to $18.7 million in the first three months of 2001 from $16.1 million in the first three months of 2000, primarily due to higher commercial paper borrowings in 2001, partially offset by reduced interest expense related to bonds repaid in 2000.

OTHER INCOME
------------

Other income increased to $2.4 million for the first three months of 2001 from
$.2 million in 2000.  This increase is primarily due to lower minority interest expense on less-than-100%-owned subsidiaries and lower losses on foreign currency translation in 2001.

NET INCOME
----------

Net income of $182.8 million ($0.60 per diluted share) in the first three months of 2001 was 16.6% lower than the 2000 first quarter net income of
$219.1 million ($0.72 per diluted share).

The Company is not expecting any material improvement in its various North
American end markets until much later in 2001.

FINANCIAL POSITION
------------------

Net working capital at March 31, 2001 and December 31, 2000 is summarized as follows:

(Dollars in Thousands)

                                          March 31,      Dec. 31,       Increase/
                                            2001          2000         (Decrease)
                                         -----------   -----------    -----------

Current Assets:
  Cash and equivalents $                     149,492   $   151,295    $    (1,803)
  Trade receivables                        1,644,660     1,654,632         (9,972)
  Inventories                              1,192,882     1,181,385         11,497
  Other                                      329,163       341,749        (12,586)
                                         -----------   -----------    -----------
                                           3,316,197     3,329,061        (12,864)
                                         -----------   -----------    -----------

  Current Liabilities:
  Short-term debt                            466,665       425,789         40,876
  Accounts payable                           429,665       455,417        (25,752)
  Accrued expenses                           731,615       826,107        (94,492)
  Other                                      182,759       110,297         72,462
                                         -----------   -----------    -----------
                                           1,810,704     1,817,610         (6,906)
                                         -----------   -----------    -----------

Net Working Capital                      $ 1,505,493   $ 1,511,451    $    (5,958)
                                         ===========   ===========    ===========

Current Ratio                                                 1.83           1.83
                                                       ===========    ===========

Accrued liabilities decreased primarily as a result of a decrease in accrued bonuses, rebates and payroll.  The increase in other liabilities reflects an increase in income taxes payable as a result of the timing of tax payments.

FORWARD-LOOKING STATEMENTS
--------------------------

This document contains forward-looking statements within the meaning of the
Private Securities Litigation Reform Act of 1995.  These statements are subject to certain risks, uncertainties, and other factors which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein.  Important factors that may influence future results include (1) a downturn in the construction, food retail and service, automotive, general industrial or real estate markets,
(2) deterioration in global and domestic business and economic conditions, such as interest rate and currency fluctuations, particularly in North America,
Europe, and Australia, (3) an interruption in, or reduction in, introducing new products into the Company's product line, and (4) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates.

Part II - Other Information
---------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibit Index

         No exhibits.

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which the report has been filed.

                                   SIGNATURES
                                   ----------

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ILLINOIS TOOL WORKS INC.

Dated: May 11, 2001            By: /s/ Jon C. Kinney
       -------------               -------------------------------------
                                    Jon C. Kinney, Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)