Form 10-Q
period 2001-06-30
ILLINOIS TOOL WORKS INC
filed 2001-08-08
CIK 49826

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-4797
                       -----------------------------

                            ILLINOIS TOOL WORKS INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                36-1258310
     ------------------------------        -----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       3600 West Lake Avenue, Glenview, IL           60025-5811
     ----------------------------------------       -------------
     (Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code) (847) 724-7500
                                                     --------------

-------------------------------------------------------------------
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
The number of shares of registrant's  common stock, $.01 par value,  outstanding at July 31, 2001: 304,514,850.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                    -----------------------------------------
                               STATEMENT OF INCOME
                               -------------------
                                   (UNAUDITED)
                                   -----------

(In Thousands Except for
Per Share Amounts)

                                  Three Months Ended         Six Months Ended
                                       June 30                    June 30
                              ------------------------  ------------------------
                                  2001         2000         2001         2000
                              -----------  -----------  -----------  -----------
Operating Revenues            $ 2,510,113  $ 2,577,446  $ 4,906,947  $ 4,982,406
 Cost of revenues               1,664,403    1,652,275    3,277,445    3,224,205
 Selling, administrative, and
  research and development
  expenses                        440,799      455,901      902,573      910,072
 Amortization of goodwill
  and other intangible assets      26,103       22,767       50,642       43,323
                               ----------   ----------   ----------   ----------
Operating Income                  378,808      446,503      676,287      804,806
 Interest expense                 (17,859)     (17,725)     (36,570)     (33,808)
 Other expense                     (2,773)      (1,806)        (383)      (1,597)
                               ----------   ----------   ----------   ----------
Income Before Income Taxes        358,176      426,972      639,334      769,401
 Income taxes                     125,400      153,700      223,800      277,000
                               ----------   ----------   ----------   ----------
Net Income                    $   232,776  $   273,272  $   415,534  $   492,401
                              ===========  ===========  ===========  ===========

Per share of common stock:
 Basic Net Income                  $  .77       $  .91      $  1.37      $  1.64
                                   ======       ======      =======      =======

 Diluted Net Income                $  .76       $  .90      $  1.36      $  1.62
                                   ======       ======      =======      =======

Cash dividends:
 Paid                              $  .20       $  .18      $   .40      $   .36
                                   ======       ======      =======      =======

 Declared                          $  .20       $  .18      $   .40      $   .36
                                   ======       ======      =======      =======

Shares of common stock
outstanding during the period:
 Average                          304,160      301,516      303,641      301,131

 Average assuming dilution        306,477      304,484      306,101      304,248

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                    -----------------------------------------
                         STATEMENT OF FINANCIAL POSITION
                         -------------------------------
                                   (UNAUDITED)
                                   -----------

(In Thousands)

ASSETS                                     June 30, 2001    December 31, 2000
------                                     -------------    -----------------

Current Assets:
  Cash and equivalents                     $   176,931        $   151,295
  Trade receivables                          1,635,693          1,654,632
  Inventories                                1,154,948          1,181,385
  Deferred income taxes                        191,473            183,823
  Prepaid expenses and other
    current assets                             136,689            157,926
                                           -----------        -----------
      Total current assets                   3,295,734          3,329,061
                                           -----------        -----------
Plant and Equipment:
  Land                                         119,869            116,423
  Buildings and improvements                   986,677          1,000,807
  Machinery and equipment                    2,931,076          2,860,472
  Equipment leased to others                   122,775            118,589
  Construction in progress                     152,006            103,319
                                           -----------        -----------
                                             4,312,403          4,199,610
  Accumulated depreciation                  (2,600,621)        (2,477,086)
                                           -----------        -----------
    Net plant and equipment                  1,711,782          1,722,524
                                           -----------        -----------

Investments                                  1,280,334          1,170,392
Goodwill and Other Intangibles               2,624,540          2,483,882
Deferred Income Taxes                          503,586            478,420
Other Assets                                   455,290            419,177
                                           -----------        -----------
                                           $ 9,871,266        $ 9,603,456
                                           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                          $   559,484        $   425,789
  Accounts payable                             409,073            455,417
  Accrued expenses                             762,172            826,107
  Cash dividends payable                        60,898             60,490
  Income taxes payable                          58,182             49,807
                                           -----------        -----------
    Total current liabilities                1,849,809          1,817,610
                                           -----------        -----------
Non-current Liabilities:
  Long-term debt                             1,390,434          1,549,038
  Other                                        936,927            835,821
                                           -----------        -----------
    Total non-current liabilities            2,327,361          2,384,859
                                           -----------        -----------
Stockholders' Equity:
  Common stock                                   3,047              3,027
  Additional Paid-in-Capital                   629,921            584,357
  Income reinvested in the business          5,509,381          5,214,098
  Common stock held in treasury                 (1,666)            (1,783)
  Cumulative translation adjustment           (446,587)          (398,712)
                                           -----------        -----------
      Total stockholders' equity             5,694,096          5,400,987
                                           -----------        -----------
                                           $ 9,871,266        $ 9,603,456
                                           ===========        ===========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                    -----------------------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)
                                   ----------

(In Thousands)
                                                           Six Months Ended
                                                               June 30
                                                        -------------------------
                                                           2001          2000
                                                       ------------  -----------
Cash Provided by (Used for) Operating Activities:
 Net income                                              $ 415,534    $ 492,401
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            206,561      188,167
  Change in deferred income taxes                          (19,092)      (9,467)
  Provision for uncollectible accounts                      13,729       10,143
  Loss on sale of plant and equipment                        3,147        2,676
  Income from investments                                  (74,787)     (73,052)
  Non-cash interest on nonrecourse debt                     21,430       22,392
 (Gain)loss on sale of operations and affiliates             3,633       (1,867)
  Other non-cash items, net                                 (3,334)      (3,722)
                                                           -------      -------
   Cash provided by operating activities                   566,821      627,671
Changes in assets and liabilities:
 (Increase) decrease in--
  Trade receivables                                           (848)     (39,249)
  Inventories                                               42,895       (6,310)
  Prepaid expenses and other assets                          9,921      (24,728)
 Increase (decrease) in:
  Accounts payable                                         (57,310)     (34,024)
  Accrued expenses and other liabilities                   (51,430)     (54,413)
  Income taxes payable                                      11,015       (3,119)
 Other, net                                                     56           30
                                                           -------      -------
  Net cash provided by operating activities                521,120      465,858
                                                           -------      -------
Cash Provided by (Used for) Investing Activities:
 Acquisition of businesses (excluding cash and
  equivalents) and additional interest in affiliates      (308,488)    (326,056)
 Additions to plant and equipment                         (140,399)    (154,641)
 Purchase of investments                                   (23,819)     (11,102)
 Proceeds from investments                                  47,137       41,838
 Proceeds from sale of plant and equipment                  11,475       22,599
 Proceeds from sale of operations and affiliates            10,040        4,220
 Purchases of short-term investments                         2,309       (4,126)
 Other, net                                                    956        1,871
                                                          --------     --------
   Net cash used for investing activities                 (400,789)    (425,397)
                                                          --------     --------
Cash Provided by (Used for) Financing Activities:
 Cash dividends paid                                      (121,241)    (108,306)
 Issuance of common stock                                   45,204       13,007
 Net borrowings (repayments) of short-term debt            (11,017)     209,301
 Proceeds from long-term debt                                2,999        1,611
 Repayments of long-term debt                               (5,701)    (142,630)
 Other, net                                                  1,820          650
                                                          --------     --------
  Net cash used for financing activities                   (87,936)     (26,367)
                                                          --------     --------
Effect of Exchange Rate Changes on Cash and Equivalents     (6,759)     (34,894)
                                                          --------     --------
Cash and Equivalents:
  Increase (decrease) during the period                     25,636      (20,800)
  Beginning of period                                      151,295      232,953
  End of period                                          $ 176,931    $ 212,153
                                                         =========    =========

Cash Paid During the Period for Interest                 $  34,253    $  38,823
                                                         =========    =========

Cash Paid During the Period for Income Taxes             $ 221,034    $ 231,577
                                                         =========    =========

Liabilities Assumed from Acquisitions                    $  59,606    $  82,786
                                                         =========    =========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                    -----------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------

(1) INVENTORIES at June 30, 2001 and December 31, 2000 were as follows:
    -----------

(In Thousands)
                                     June 30,                 Dec 31,
                                      2001                     2000
                                   -----------             ------------

Raw material                       $  346,869               $  350,943
Work-in-process                       115,450                  134,044
Finished goods                        692,629                  696,398
                                   ----------               ----------
                                   $1,154,948               $1,181,385
                                   ==========               ==========

(2) COMPREHENSIVE INCOME:
    ---------------------

The components of comprehensive income were as follows:

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                              ----------------------   -----------------------
                                  2001        2000         2001         2000
                              ----------   ---------   ----------    ---------

Net income                     $ 232,776    $ 273,272    $ 415,534    $ 492,401
Foreign currency translation
adjustments, net of tax          (79,806)     (57,913)     (47,875)     (91,105)
                               ---------    ---------    ---------    ---------
Total comprehensive income     $ 152,970    $ 215,359    $ 367,659    $ 401,296
                               =========    =========    =========    =========

(3) SHORT-TERM DEBT:
    ----------------

In June 1999, the Company entered into a $400,000,000  Line of Credit Agreement.
In 2001, the Company  extended the  termination  date of the agreement from June
22, 2001 to June 21, 2002.

(4) NEW ACCOUNTING STANDARDS:
    -------------------------

In July 2001,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards ("SFAS") No. 141, Business  Combinations and SFAS
No. 142,  Goodwill and Other Intangible  Assets.  SFAS No. 141 requires that all business  combinations  initiated after June 30, 2001 be accounted for using the purchase  method.  The  pooling-of-interests  method  will no longer be allowed.
Under  SFAS No.  142  beginning  January  1,  2002,  goodwill  will no longer be amortized for book purposes.  The Company will be required to annually  evaluate goodwill for impairment based on fair value. The Company is currently evaluating the new  statements  to  determine  their  effect on the  Company's  results  of operations and financial position.

Item 2 - Management's Discussion and Analysis
---------------------------------------------

ENGINEERED PRODUCTS - NORTH AMERICA
-----------------------------------

Businesses  in this segment are located in North America and  manufacture  short lead-time  plastic and metal  components and fasteners,  and specialty  products such as polymers, fluid products and resealable packaging.

(Dollars in Thousands)
                        Three Months Ended             Six Months Ended
                              June 30                      June 30
                      -----------------------      --------------------------
                        2001          2000            2001           2000
                      ---------     ---------      -----------     ----------

Operating revenues     $776,853      $841,238      $1,521,448      $1,646,965

Operating income        135,469       174,630         240,867         322,433

Margin %                  17.4%         20.8%           15.8%           19.6%

Operating  revenues  declined by 8% in both the second quarter and first half of
2001 mainly due to lower demand in the automotive and  construction end markets.
The base business  revenue decline of 10% for both periods was partially  offset by increases from  acquisitions  of 2% in the second and 3% in the  year-to-date period.  Operating  income  declined  22% in the second  quarter and 25% for the first half of 2001 due to lower revenues and higher nonrecurring costs.  Margins declined  in both  periods of 2001 due to reduced  leverage  of fixed costs as a result of lower sales and higher nonrecurring costs.

ENGINEERED PRODUCTS - INTERNATIONAL
-----------------------------------

Businesses in this segment are located  outside  North  America and  manufacture short  lead-time  plastic and metal  components  and  fasteners,  and  specialty products such as polymers, fluid products and resealable packaging.

(Dollars in Thousands)
                        Three Months Ended             Six Months Ended
                              June 30                      June 30
                      -----------------------      --------------------------
                        2001          2000            2001           2000
                      ---------     ---------      -----------     ----------

Operating revenues     $380,460      $357,130      $741,653      $692,011

Operating income         42,830        49,046        76,344        81,082

Margin %                  11.3%         13.7%         10.3%         11.7%

Operating  revenues  increased 7% for both the three-month and six-month periods of 2001  due  mainly  to  acquisitions,  which  contributed  12% and 14% for the respective  periods.  Base  business  revenue  increased  1% for both periods as higher sales for  automotive  businesses  were offset by lower  revenues for the electronic  component  packaging and industrial plastics  businesses.  Operating income declined 13% in the second quarter and 6% year-to-date, primarily related to the electronic component packaging and industrial plastics businesses.  Lower revenues  related to  certain  end  markets  and the lower  margins of  acquired companies resulted in margin declines of 240 basis points for the second quarter and  140  basis  points  for  the  year-to-date  period.  Currency  translation, primarily  related to the euro,  reduced revenues and operating income by 7% for both periods.

SPECIALTY SYSTEMS -NORTH AMERICA
--------------------------------

Businesses  in this  segment  are located in North  America  and produce  longer lead-time  machinery  and  related  consumables,  and  specialty  equipment  for applications such as food service and industrial finishing.

(Dollars in Thousands)
                       Three Months Ended             Six Months Ended
                             June 30                      June 30
                      -----------------------      --------------------------
                        2001          2000            2001           2000
                      ---------     ---------      -----------     ----------

Operating revenues     $870,594      $855,903      $1,714,693      $1,684,966

Operating income        123,207       150,544         225,792         282,063

Margin %                  14.2%         17.6%           13.2%           16.7%

Operating  revenues  increased 2% for both the three-month and six-month periods of 2001, due primarily to  acquisitions,  which  contributed 11% to the increase for both periods. Base business revenues decreased 9% for the second quarter and
8% for the first half of 2001, as slowing demand in most end markets  negatively impacted  the  welding,  industrial  packaging,  food  equipment  and  finishing businesses.  Operating  income  declined  18%  in the  second  quarter  and  20%
year-to-date,   primarily  related  to  the  welding  and  industrial  packaging businesses.  Margins  declined  in both  periods  due to the  revenue  declines, nonrecurring costs and lower margins of acquired businesses.

SPECIALTY SYSTEMS - INTERNATIONAL
---------------------------------

Businesses in this segment are located  outside  North  America and  manufacture longer lead-time machinery and related consumables,  and specialty equipment for food service and industrial finishing.

(Dollars in Thousands)
                        Three Months Ended             Six Months Ended
                              June 30                      June 30
                      -----------------------      --------------------------
                        2001          2000            2001           2000
                      ---------     ---------      -----------     ----------

Operating revenues     $437,849      $474,177        $839,605       $850,651

Operating income         55,157        59,635          87,171         87,397

Margin %                  12.6%         12.6%           10.4%          10.3%

In the second  quarter of 2001,  both  operating  revenues and operating  income decreased 8% due to the  unfavorable  foreign  currency impact of 8% on revenues and 9% on operating income.  While revenues related to acquisitions grew 2%, the topline was decreased by the effect of divestitures.  Base business revenues and operating income were flat. For the year-to-date  period,  revenues decreased 1%
as the  acquisition-related  growth of 9% was offset by the unfavorable currency effect of 8% and a base business  revenue  decline of 1%.  Operating  income was flat and margins increased slightly as improvements  related to acquisitions and higher 2000 nonrecurring costs were offset by negative translation effect of 9%.

CONSUMER PRODUCTS
-----------------

Businesses  in  this  segment  are  located   primarily  in  North  America  and
manufacture  specialty exercise equipment,  small electric appliances,  cookware and ceramic tile.

(Dollars in Thousands)
                        Three Months Ended             Six Months Ended
                              June 30                      June 30
                      -----------------------      --------------------------
                        2001          2000            2001           2000
                      ---------     ---------      -----------     ----------

Operating revenues     $ 94,387      $ 107,309      $198,068      $ 226,967

Operating income         (1,064)        (8,036)          142         (6,217)

Margin %                   -1.1%          -7.5%         0.1%           -2.7%

In 2001,  the decrease in operating  revenues of 12% for the second  quarter and
13% for the  year-to-date  period was primarily  related to the ceramic tile and small  appliance  businesses.  Operating  income and margins  improved  for both periods due to the effect of 2000 nonrecurring costs.

LEASING AND INVESTMENTS
-----------------------

This  segment  makes  opportunistic   investments  in  mortgage-related  assets,
leveraged  and direct  financing  leases of equipment,  properties  and property developments, a private equity investment and affordable housing.

(Dollars in Thousands)
                        Three Months Ended             Six Months Ended
                              June 30                      June 30
                      -----------------------      --------------------------
                        2001          2000            2001           2000
                      ---------     ---------      -----------     ----------

Operating revenues     $40,957       $38,061        $81,280        $72,730

Operating income        23,209        20,684         45,971         38,048

Operating  revenues and income  increased  in the second  quarter of 2001 due to gains on the  sales  of  mortgage-related  investments  and  increased  property development activity. For the year-to-date period, revenues and income increased due to higher  property  development  income and gains on real estate  which was held for sale.

OPERATING REVENUES
------------------

The  reconciliation  of segment  operating  revenues to total company  operating revenues is as follows:

                                    Three Months Ended      Six Months Ended
                                          June 30               June 30
                                   --------------------  -----------------------
                                     2001       2000        2001        2000
                                   ---------  ---------  ----------  ----------

Engineered Products-North America  $ 776,853  $ 841,238  $1,521,448  $1,646,965
Engineered Products-International    380,460    357,130     741,653     692,011
Specialty Systems-North America      870,594    855,903   1,714,693   1,684,966
Specialty Systems-International      437,849    474,177     839,605     850,651
Consumer Products                     94,387    107,309     198,068     226,967
Leasing and Investments               40,957     38,061      81,280      72,730
                                   ---------  ---------   ---------   ---------
Total segment operating revenues   2,601,100  2,673,818   5,096,747   5,174,290
Intersegment revenues                (90,987)   (96,372)   (189,800)   (191,884)
                                   ---------  ---------   ---------   ---------
 Total company operating revenue  $2,510,113 $2,577,446  $4,906,947  $4,982,406
                                  ========== ==========  ==========  ==========

OPERATING EXPENSES
------------------

Cost of revenues as a percentage of revenues increased to 66.8% in the first six months of 2001  versus  64.7% in the first six  months of 2000 due to  decreased sales volume in the North  American  base business and lower margins at acquired businesses. Selling, administrative,  and research and development expenses as a percent of revenues in the first half of 2001 versus 2000 were flat.

INTEREST EXPENSE
----------------

Interest expense increased to $36.6 million in the first six months of 2001 from
$33.8 million in 2000.

OTHER EXPENSE
-------------

Other  expense was $.4 million for the first half of 2001 versus $1.6 million in
2000. This reduced expense is primarily due to lower losses on foreign  currency translation and higher interest income,  mostly offset by losses versus gains on the divestiture of businesses.

NET INCOME
----------

Net income of $415.5  million  ($1.36 per diluted share) in the first six months of 2001 was 15.6%  lower than the 2000 net income of $492.4  million  ($1.62 per diluted share).

The Company is not  expecting  any  material  improvement  in its various  North
American end markets in the second half of 2001.

FOREIGN CURRENCY
----------------

The  strengthening  of the  U.S.  dollar  against  foreign  currencies  in  2001 decreased  operating  revenues for the first half of 2001 by approximately  $148 million and reduced earnings by approximately 3 cents per diluted share.

FINANCIAL POSITION
------------------

Net working  capital at June 30, 2001 and  December  31, 2000 is  summarized  as follows:

(Dollars in Thousands)

                           June 30,         Dec. 31,          Increase/
                            2001              2000           (Decrease)
                        ------------      ------------      ------------
Current Assets:
 Cash and equivalents   $  176,931        $  151,295          $ 25,636
 Trade receivables       1,635,693         1,654,632           (18,939)
 Inventories             1,154,948         1,181,385           (26,437)
 Other                     328,162           341,749           (13,587)
                         ---------         ---------           --------
                         3,295,734         3,329,061           (33,327)
                         ---------         ---------           --------
Current Liabilities:
 Short-term debt           559,484           425,789            133,695
 Accounts payable          409,073           455,417            (46,344)
 Accrued expenses          762,172           826,107            (63,935)
 Other                     119,080           110,297              8,783
                         ---------         ---------           --------
                         1,849,809         1,817,610             32,199
                         ---------         ---------          ---------
Net Working             $1,445,925        $1,511,451          $ (65,526)
                        ==========        ==========          =========

Current Ratio                 1.78              1.83
                              ====              ====

Short-term borrowings increased as a result of the reclassification of debt from long-term to short-term.

Accrued  liabilities  decreased  primarily  as a result of a decrease in accrued compensation and other miscellaneous accruals such as rebates.

FORWARD-LOOKING STATEMENTS
--------------------------

This  document  contains  forward-looking  statements  within the meaning of the
Private  Securities  Litigation Reform Act of 1995. These statements are subject to certain  risks,  uncertainties,  and other  factors  which could cause actual
results  to  differ  materially  from  those  anticipated,   including,  without
limitation,  the risks described  herein.  Important  factors that may influence future results include (1) a further downturn in the  construction,  food retail and service, automotive,  general industrial or real estate markets, (2) further deterioration in global and domestic business and economic  conditions,  such as interest rate and currency fluctuations,  particularly in North America, Europe, and Australia, (3) an interruption in, or reduction in, introducing new products into the Company's  product line, and (4) an unfavorable  environment for making acquisitions,  domestic  and  international,  including  adverse  accounting  or regulatory requirements and market values of candidates.

Part II - Other Information
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The  Company's  Annual  Meeting of  Stockholders  was held on May 12, 2000.  The stockholders  reapproved the performance factors and award limits under the 1996
Stock  Incentive  Plan and Executive  Incentive Plan by a vote of 243,474,887 in favor  (with  23,171,598  votes  against  and  2,817,347  votes  withheld).  The following  members  were  elected to the  Company's  Board of  Directors to hold office for the ensuing year:

Nominees                        In Favor                      Withheld
----------------------     -------------------          -------------------
W. F. Aldinger, III            267,004,072                   2,459,759
M. J. Birck                    267,030,684                   2,433,147
M. D. Brailsford               267,057,498                   2,406,333
S. Crown                       267,052,409                   2,411,422
H. R. Crowther                 260,893,329                   8,570,502
D. H. Davis, Jr.               267,006,370                   2,457,461
W. J. Farrell                  266,984,747                   2,479,084
R. C. McCormack                267,038,248                   2,425,583
P. B. Rooney                   266,953,604                   2,510,227
H. B. Smith                    259,152,179                  10,311,652

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

                            ILLINOIS TOOL WORKS INC.

Dated: August 8, 2001             By:  /s/ Jon C. Kinney
       --------------                  ------------------------------------
                                       Jon C. Kinney, Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Accounting Officer)