Form 10-Q
period 2001-09-30
ILLINOIS TOOL WORKS INC
filed 2001-11-14
CIK 49826

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                            ILLINOIS TOOL WORKS INC.
             (Exact name of registrant as specified in its charter)

    Delaware 36-1258310                     36-1258310
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
incorporation or organization)

   3600 West Lake Avenue, Glenview, IL            60025-5811
(Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code)  (847) 724-7500

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

The number of shares of registrant's  common stock, $.01 par value,  outstanding at October 31, 2001: 304,678,211.

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
                              STATEMENT OF INCOME
                                 (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                                  Three Months Ended         Six Months Ended
                                    September 30              September 30
                              ------------------------  ------------------------
                                  2001         2000         2001         2000
                              -----------  -----------  -----------  -----------
Operating Revenues            $2,395,645   $2,472,342    $7,302,592   $7,454,748
 Cost of revenues              1,597,149    1,597,669     4,874,594    4,821,874
 Selling, administrative,
   research and
   development expenses          442,430      416,949     1,345,003    1,327,021
 Amortization of goodwill
   and other intangible
   assets                         28,450       23,461        79,092       66,784
                              ----------   ----------    ----------   ----------
Operating Income                 327,616      434,263     1,003,903    1,239,069
 Interest expense                (18,308)     (18,567)      (54,878)     (52,375)
 Other expense                    (3,153)      (3,111)       (3,536)      (4,708)
                              ----------   ----------    ----------   ----------
Income Before Income Taxes       306,155      412,585       945,489    1,181,986
 Income taxes                    107,100      148,500       330,900      425,500
                              ----------   ----------    ----------   ----------
Net Income                     $ 199,055    $ 264,085     $ 614,589    $ 756,486
                             ===========  ===========   ===========  ===========
Per share of common stock:
 Basic Net Income                   $.65         $.87         $2.02        $2.51
                                  ======       ======       =======      =======
 Diluted Net Income                 $.65         $.87         $2.01        $2.49
                                  ======       ======       =======      =======
Cash dividends:
     Paid                           $.20         $.18          $.60         $.54
                                  ======       ======       =======      =======
     Declared                       $.22         $.20          $.62         $.56
                                  ======       ======       =======      =======
Shares of common stock
 outstanding during the period:
 Average                         304,522      301,857       303,908      301,365

  Average assuming dilution      306,463      304,475       306,204      304,314

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In Thousands)

ASSETS                                  September 30, 2001    December 31, 2000
------                                 -------------------    -----------------
Current Assets:
  Cash and equivalents                    $   229,313            $   151,295
  Trade receivables                         1,629,559              1,654,632
  Inventories                               1,153,220              1,181,385
  Deferred income taxes                       195,702                183,823
  Prepaids and other current assets           141,421                157,926
                                          -----------            -----------
      Total current assets                  3,349,215              3,329,061
                                          -----------            -----------
Plant and Equipment:
  Land                                        122,116                116,423
  Buildings and improvements                1,017,175              1,000,807
  Machinery and equipment                   3,005,171              2,860,472
  Equipment leased to others                  122,652                118,589
  Construction in progress                    148,189                103,319
                                          -----------            -----------
                                            4,415,303              4,199,610
  Accumulated depreciation                 (2,678,904)            (2,477,086)
                                          -----------            -----------
    Net plant and equipment                 1,736,399              1,722,524
                                          -----------            -----------
Investments                                 1,294,550              1,170,392
Goodwill and Other Intangibles              2,812,254              2,483,882
Deferred Income Taxes                         503,514                478,420
Other Assets                                  457,632                419,177
                                          -----------            -----------
                                          $10,153,564             $9,603,456
                                          ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                         $   584,130            $   425,789
  Accounts payable                            405,145                455,417
  Accrued expenses                            790,893                826,107
  Cash dividends payable                       67,001                 60,490
  Income taxes payable                        109,181                 49,807
                                          -----------            -----------
    Total current liabilities               1,956,350              1,817,610
                                          -----------            -----------
Non-current Liabilities:
  Long-term debt                            1,380,371              1,549,038
  Other                                       926,001                835,821
                                          -----------            -----------
    Total non-current liabilities           2,306,372              2,384,859
                                          -----------            -----------
Stockholders' Equity:
  Preferred stock                                  --                     --
  Common stock                                  3,048                  3,027
  Additional Paid-in-Capital                  631,414                584,357
  Income reinvested in the business         5,641,435              5,214,098
  Common stock held in treasury                (1,666)                (1,783)
  Cumulative translation adjustment          (383,389)              (398,712)
                                          -----------            -----------
      Total stockholders' equity            5,890,842              5,400,987
                                          -----------            -----------
                                          $10,153,564             $9,603,456
                                          ===========            ===========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)
                                                           Nine Months Ended
                                                             September 30
                                                       -------------------------
                                                           2001          2000
                                                       ------------  -----------
Cash Provided by (Used for) Operating Activities:
  Net income                                             $614,589     $756,486
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       308,301      285,313
      Change in deferred income taxes                     (15,800)      (6,639)
      Provision for uncollectible accounts                 18,818       12,385
      Loss on sale of plant and equipment                   6,110        6,311
      Income from investments                            (107,810)    (108,326)
      Non-cash interest on nonrecourse debt                32,229       33,637
      (Gain) loss on sale of operations and affiliates      4,302       (1,619)
      Other non-cash items, net                            (5,823)      (5,472)
                                                          -------      -------
        Cash provided by operating activities             854,916      972,076
  Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                                  59,768      (18,611)
        Inventories                                        86,875      (18,162)
        Prepaid expenses and other assets                     905      (38,999)
      Increase (decrease) in--
        Accounts payable                                  (85,300)     (61,219)
        Accrued expenses                                  (53,388)     (57,505)
        Income taxes payable                               62,854       (6,975)
      Other, net                                             (278)         179
                                                         --------     --------
        Net cash provided by operating activities         926,352      770,784
                                                         --------     --------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses (excluding cash and
   equivalents) and additional interest in affiliates    (535,334)    (533,578)
  Additions to plant and equipment                       (200,667)    (235,525)
  Purchase of investments                                 (77,639)     (14,585)
  Proceeds from investments                                67,536       62,580
  Proceeds from sale of plant and equipment                16,458       29,790
  Proceeds from sale of operations and affiliates           9,800        8,248
  Sales (purchases) of short-term investments               1,638       (4,630)
  Other, net                                                1,377        1,989
                                                         --------     --------
        Net cash used for investing activities           (716,831)    (685,711)
                                                         --------     --------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                    (182,140)    (162,612)
  Issuance of common stock                                 46,650       17,234
  Net borrowings of short-term debt                         6,039      387,812
  Proceeds from long-term debt                              4,182        1,059
  Repayments of long-term debt                             (9,986)    (255,793)
  Other, net                                                1,464         (179)
                                                         --------     --------
   Net cash used for financing activities                (133,791)     (12,479)
                                                         --------     --------
Effect of Exchange Rate Changes on Cash and Equivalents     2,288      (37,956)
                                                         --------     --------
Cash and Equivalents:
  Increase during the period                               78,018       34,638
  Beginning of period                                     151,295      232,953
                                                         --------     --------
  End of period                                          $229,313     $267,591
                                                        =========    =========
Cash Paid During the Period for Interest                 $ 64,194     $ 71,815
                                                        =========    =========
Cash Paid During the Period for Income Taxes             $266,899     $381,952
                                                        =========    =========
Liabilities Assumed from Acquisitions                    $ 93,095     $180,295
                                                        =========    =========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  INVENTORIES  at  September  30, 2001 and  December  31, 2000 were as follows:

(In Thousands)
                                September 30,              December 31,
                                    2001                       2000
                                ------------               ------------

Raw material                       $330,395                   $350,943
Work-in-process                     120,152                    134,044
Finished goods                      702,673                    696,398
                                 ----------                 ----------
                                 $1,153,220                 $1,181,385
                                 ==========                 ==========
(2) COMPREHENSIVE INCOME:

The components of comprehensive income were as follows:

(In Thousands)
                                 Three Months Ended        Nine Months Ended
                                   September 30               September 30
                              ----------------------   -----------------------
                                  2001        2000         2001         2000
                              ----------  ----------   ----------   ----------
Net income                     $199,055    $264,085     $614,589     $756,486
Foreign currency translation
 adjustments, net of tax         63,198     (51,774)      15,323     (142,879)
                              ---------   ---------    ---------    ---------
Total comprehensive income     $262,253    $212,311     $629,912     $613,607
                              =========   =========    =========    =========
(3) SHORT-TERM DEBT:

In 1999, the Company entered into a $400,000,000  Line of Credit  Agreement.  In
2001, the Company  extended the termination date of the Line of Credit from June
22, 2001 to June 21, 2002.  No amounts were  outstanding  under this facility at
September 30, 2001.

(4) NEW ACCOUNTING PRONOUNCEMENTS:

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
Under  SFAS No.  142  beginning  January  1,  2002,  goodwill  will no longer be amortized for book purposes.  The Company will be required  annually to evaluate goodwill for impairment based on fair value. The Company is currently evaluating the new  statements  to  determine  their  effect on the  Company's  results  of operations and financial position.

(5)  INVESTMENTS:

During the third quarter of 2001, the Company  entered into a leveraged lease of a Boeing 777 jet with a major  airline.  The  components of the  Company's  cash investment of $28,295,000 were as follows:

(In Thousands)

Lease contracts receivable
 (net of principal and interest on
  nonrecourse financing)                       $10,773
Estimated residual value of leased asset        28,750
Unearned and deferred income                   (11,228)
                                               -------
Investment in leveraged lease                  $28,295
                                               =======

Item 2 - Management's Discussion and Analysis

ENGINEERED PRODUCTS - NORTH AMERICA

Businesses  in this segment are located in North America and  manufacture  short lead-time  plastic and metal  components and fasteners,  and specialty  products such as polymers, fluid products and resealable packaging.

(Dollars in Thousands)
                                 Three Months Ended        Nine Months Ended
                                   September 30               September 30
                              ----------------------   -----------------------
                                  2001        2000         2001         2000
                              ----------  ----------   ----------   ----------
Operating revenues             $748,054    $785,152    $2,269,502   $2,432,117

Operating income                126,272     165,974       367,139      488,405

Margin %                          16.9%       21.1%         16.2%        20.1%

In 2001,  operating  revenues declined by 5% in the third quarter and 7% for the nine-month  period mainly due to lower demand in the  automotive,  construction, electronic  component  packaging  and  consumer  durable end  markets.  The base business  revenue  decline  of 10% for both  periods  was  partially  offset  by increases  from  acquisitions  of  6%  in  the  third  quarter  and  4%  in  the year-to-date period.  Operating income declined 24% in the third quarter and 25%
for the first nine months due to lower revenues and higher  nonrecurring  costs.
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

(Dollars in Thousands)
                                 Three Months Ended        Nine Months Ended
                                   September 30               September 30
                              ----------------------   -----------------------
                                  2001        2000         2001         2000
                              ----------  ----------   ----------   ----------
Operating revenues             $341,729    $374,649    $1,083,383   $1,066,660

Operating income                 34,849      47,525       111,193      128,608

Margin %                          10.2%       12.7%         10.3%        12.1%

Operating  revenues increased 2% for the first nine months of 2001 mainly due to acquisitions,  which  contributed 9%.  Operating  revenues  decreased 9% for the third quarter of 2001 due primarily to the effect of translation,  which reduced revenues by 8% for both the  three-month and nine-month  periods.  Base business revenues were flat in the third  quarter and  increased 1% for the  year-to-date period as higher  sales for the  construction  and  automotive  businesses  were offset by lower revenues for the electronic  component  packaging and industrial plastics businesses.  Operating income declined 27% in the third quarter and 14%
year-to-date,  primarily  related  to the  electronic  component  packaging  and industrial plastics businesses.  Margins declined 250 basis points for the third quarter and 180 basis  points for the  year-to-date  period as a result of lower revenues related to certain base businesses,  higher  nonrecurring costs and the effect of currency  translation,  which reduced  operating income by 7% for both periods.

SPECIALTY SYSTEMS - NORTH AMERICA

Businesses  in this  segment  are located in North  America  and produce  longer lead-time  machinery  and  related  consumables,  and  specialty  equipment  for applications such as food service and industrial finishing.

(Dollars in Thousands)
                                 Three Months Ended        Nine Months Ended
                                   September 30               September 30
                              ----------------------   -----------------------
                                  2001        2000         2001         2000
                              ----------  ----------   ----------   ----------
Operating revenues             $863,615    $820,049    $2,578,307   $2,505,015

Operating income                110,086     148,000       335,877      430,063

Margin %                          12.7%       18.0%         13.0%        17.2%

In 2001,  operating  revenues  increased 5% for the third quarter and 3% for the nine-month period,  due primarily to acquisitions,  which contributed 15% to the increase for the third  quarter and 12%  year-to-date.  Base  business  revenues decreased  9% for both  periods,  as  continued  slow demand in most end markets negatively  impacted the industrial  packaging,  food  equipment,  finishing and welding  businesses.  Operating income declined 26% in the third quarter and 22%
year-to-date,  and margins  fell in both  periods  due to the revenue  declines, nonrecurring costs and the impact of lower margins of acquired businesses.

SPECIALTY SYSTEMS - INTERNATIONAL

Businesses in this segment are located  outside  North  America and  manufacture longer lead-time machinery and related consumables,  and specialty equipment for food service and industrial finishing.

(Dollars in Thousands)
                                 Three Months Ended        Nine Months Ended
                                   September 30               September 30
                              ----------------------   -----------------------
                                  2001        2000         2001         2000
                              ----------  ----------   ----------   ----------
Operating revenues             $403,975    $439,747    $1,243,580   $1,290,399

Operating income                 34,900      51,440       122,072      138,836

Margin %                           8.6%       11.7%          9.8%        10.8%

In 2001,  operating  revenues  decreased 8% for the third quarter and 4% for the nine-month  period primarily due to the effect of currency  fluctuations,  which reduced revenues by 8% for both periods. The acquisition-related  revenue growth of 5% for the third quarter and 7%  year-to-date  was  partially  offset by base business  revenue  declines  of  3%  and  2%,  respectively,  primarily  in  the industrial  packaging and food  equipment  operations.  For the third quarter of
2001,  operating  income decreased 32% and margins declined 310 basis points due to weaknesses in the industrial  packaging and consumer packaging markets.  That weakness was partially  offset by income  improvements  for the food  equipment, finishing and welding operations. For the year-to-date period of 2001, operating income  decreased 12% and margins  declined 100 basis points due to lower demand in the industrial  packaging and food equipment markets and the lower margins of acquired  companies.  Currency  fluctuations  reduced operating income by 8% for both periods.

CONSUMER PRODUCTS

Businesses  in  this  segment  are  located   primarily  in  North  America  and
manufacture specialty exercise equipment, small appliances, cookware and ceramic tile.

(Dollars in Thousands)
                                 Three Months Ended        Nine Months Ended
                                   September 30               September 30
                              ----------------------   -----------------------
                                  2001        2000         2001         2000
                              ----------  ----------   ----------   ----------
Operating revenues              $96,462    $114,301     $294,530     $341,268

Operating income                  2,967       2,894        3,109       (3,322)

Margin %                           3.1%        2.5%         1.1%        (1.0%)

In 2001, the decrease in operating revenues of 16% for the third quarter and 14%
for the nine-month period was related to lower sales volume at the ceramic tile, small appliance and specialty  exercise equipment  businesses.  Operating income and margins  improved for both  periods due to the effect of lower  nonrecurring costs and improved operating performance for the ceramic tile operation.

LEASING AND INVESTMENTS

This  segment  makes  opportunistic   investments  in  mortgage-related  assets,
leveraged  and direct  financing  leases of equipment,  properties  and property developments, and affordable housing.

(Dollars in Thousands)
                                 Three Months Ended        Nine Months Ended
                                   September 30               September 30
                              ----------------------   -----------------------
                                  2001        2000         2001         2000
                              ----------  ----------   ----------   ----------
Operating revenues             $35,104     $37,143      $116,384     $109,872

Operating income                18,542      18,430        64,513       56,479

Operating revenues and income were relatively flat in the third quarter of 2001.
For the  year-to-date  period,  revenues  and  income  increased  due to  higher property development income and gains on real estate which was held for sale.

OPERATING REVENUES

The  reconciliation  of segment  operating  revenues to total company  operating revenues is as follows:
                                    Three Months Ended      Six Months Ended
                                      September 30            September 30
                                   --------------------  -----------------------
                                     2001       2000        2001        2000
                                  ----------  ---------  ----------  ----------

Engineered Products - North America $748,054   $785,152   $2,269,502  $2,432,117
Engineered Products - International  341,729    374,649    1,083,383   1,066,660
Specialty Systems - North America    863,615    820,049    2,578,307   2,505,015
Specialty Systems - International    403,975    439,747    1,243,580   1,290,399
Consumer Products                     96,462    114,301      294,530     341,268
Leasing and Investments               35,104     37,143      116,384     109,872
                                   ---------  ---------    ---------   ---------
  Total segment operating revenues 2,488,939  2,571,041    7,585,686   7,745,331
Intersegment revenues                (93,294)   (98,699)    (283,094)   (290,583)
                                   ---------  ---------    ---------   ---------
Total company operating revenues  $2,395,645 $2,472,342   $7,302,592  $7,454,748
                                  ========== ==========   ==========  ==========

OPERATING EXPENSES

Cost of revenues as a  percentage  of revenues  increased  to 66.8% in the first nine  months  of 2001  versus  64.7% in the  first  nine  months  of 2000 due to decreased  sales volume in the North American base  businesses and lower margins at acquired businesses.  Selling,  administrative,  and research and development expenses  increased to 18.4% of revenues in the first nine months of 2001 versus
17.8% in 2000 as a result of lower sales and higher non-recurring charges.

INTEREST EXPENSE

Interest  expense  increased  to $54.9  million in the first nine months of 2001 from $52.4 million in 2001.

OTHER EXPENSE

Other  expense  was $3.5  million  for the first nine months of 2001 versus $4.7 million in 2000.  The  decrease  is  primarily  due to lower  minority  interest expense  on  less-than-100%-owned  subsidiaries  and  lower  losses  on  foreign currency  translation in 2001, which was mostly offset by losses on the sales of operations in 2001 versus gains in 2000.

NET INCOME

Net income of $614.6  million ($2.01 per diluted share) in the first nine months of 2001 was 18.8%  lower than the 2000 net income of $756.5  million  ($2.49 per diluted share).

FOREIGN CURRENCY

The  strengthening  of the  U.S.  dollar  against  foreign  currencies  in  2001 decreased  operating revenues for the first nine months of 2001 by approximately
$229 million and reduced earnings by approximately 5 cents per diluted share.

FINANCIAL POSITION

Net working capital at September 30, 2001 and December 31, 2000 is summarized as follows:

(Dollars in Thousands)

                       September 30,      December 31,        Increase/
                            2001              2000           (Decrease)
                       --------------     ------------      ------------
Current Assets:
  Cash and equivalents  $  229,313        $  151,295          $ 78,018
  Trade receivables      1,629,559         1,654,632           (25,073)
  Inventories            1,153,220         1,181,385           (28,165)
  Other                    337,123           341,749            (4,626)
                         ---------         ---------          --------
                         3,349,215         3,329,061            20,154
                         ---------         ---------          --------
Current Liabilities:
  Short-term debt          584,130           425,789           158,341
  Accounts payable         405,145           455,417           (50,272)
  Accrued expenses         790,893           826,107           (35,214)
  Other                    176,182           110,297            65,885
                         ---------         ---------          --------
                         1,956,350         1,817,610           138,740
                         ---------         ---------          --------
Net Working Capital     $1,392,865        $1,511,451         ($118,586)
                        ==========        ==========         =========
Current Ratio                 1.71              1.83
                              ====              ====

Short-term borrowings increased as a result of the reclassification of debt from long-term to short-term.

Other  liabilities  increased  as a result of higher  taxes  payable  due to the timing of tax payments.

The Company's  cash  generation  from  operations  continued to be strong in the quarter and reflected  reduced  working  capital and capital  expenditures  as a result of the slower  economy.  The  Company's  invested  capital  declined $149 million, excluding the effect of acquisitions.  Coupled with $615 million of net income, these two components resulted in free cash of $764 million. As a result, the Company  has been able to fund a $535  million  acquisition  program and pay dividends of $182 million.

FORWARD-LOOKING STATEMENTS

This  document  contains  forward-looking  statements  within the meaning of the
Private  Securities  Litigation Reform Act of 1995. These statements are subject to certain  risks,  uncertainties,  and other  factors  which could cause actual
results  to  differ  materially  from  those  anticipated,   including,  without
limitation,  the risks described  herein.  Important  factors that may influence future results include (1) a further downturn in the  construction,  food retail and service, automotive,  general industrial or real estate markets, (2) further deterioration in global and domestic business and economic  conditions,  such as interest rate and currency fluctuations,  particularly in North America,  Europe and Australia, (3) an interruption in, or reduction in, introducing new products into the Company's  product  lines,  (4) an unfavorable  environment  for making acquisitions,  domestic  and  international,  including  adverse  accounting  or regulatory  requirements and market value of candidates,  and (5)  uncertainties arising from the aftermath of the September 11th tragedy.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibit Index

Exhibit No.    Description
   3(b)        By-laws of Illinois Tool Works Inc., as amended.

  10(a)        Illinois Tool Works Inc. Non-officer directors' restricted stock program, as amended.

(b)      Reports on Form 8-K

No reports on Form 8-K have been filed  during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            ILLINOIS TOOL WORKS INC.

Dated: November 13, 2001         By:    /s/ Jon C. Kinney
                                        Jon C. Kinney, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Accounting Officer)