Form 10-K405
period 2001-12-31
ILLINOIS TOOL WORKS INC
filed 2002-03-22
CIK 49826

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2002, was approximately $18,600,000,000.

          Shares of Common Stock outstanding at March 12, 2002 — 305,895,308.

Documents Incorporated by Reference

2001 Annual Report to Stockholders	Parts I, II, IV
Proxy Statement dated March 21, 2002 for Annual Meeting of Stockholders to be held on May 10, 2002	Part III

PART I

ITEM 1. Business

General

      Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a worldwide manufacturer of highly engineered products and specialty systems.

      The Company has approximately 600 operations in 43 countries which are aggregated and organized for internal reporting purposes into the following five continuing segments:

      Engineered Products — North America: Businesses that are located in North America and the manufacture short lead-time plastic and metal components and fasteners, and specialty products such as polymers, fluid products and resealable packaging.

      Engineered Products — International: Businesses that are located outside North America and that manufacture short lead-time plastic and metal components and fasteners, and specialty products such as polymers, fluid products and electronic component packaging.

      Specialty Systems — North America: Businesses that are located in North America and that produce longer lead-time machinery and related consumables, and specialty equipment for applications such as food service and industrial finishing.

      Specialty Systems — International: Businesses that are located outside North America and that manufacture longer lead-time machinery and related consumables, and specialty equipment for applications such as food service and industrial finishing.

      Leasing & Investments: Businesses that make opportunistic investments in mortgage-related assets, leveraged and direct financing leases of aircraft and other equipment, properties and property developments, affordable housing and a venture capital fund.

      In November 1999, a wholly owned subsidiary of ITW merged with Premark International, Inc. (“Premark”), a commercial manufacturer of food equipment and laminate products. Shareholders of Premark received .8081 shares of ITW common stock in exchange for each share of Premark common stock outstanding. A total of 49,781,665 of ITW common shares were issued to the former Premark shareholders in connection with the merger.

      The merger was accounted for under the pooling-of-interests accounting method. Accordingly, ITW’s historical financial statements for periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Premark as though the companies had been combined during such periods.

      In December 2001, the Company’s Board of Directors authorized the divestiture of the Consumer Products segment. These businesses became part of ITW in 1999 with the Premark merger. The segment is comprised of the following businesses: Precor specialty exercise equipment, West Bend appliances and premium cookware, and Florida Tile ceramic tile. The Company’s consolidated financial statements have been restated for all periods to present these businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The Company intends to divest these businesses through sale transactions in 2002 and does not expect to incur a loss on their disposal.

      During the five-year period ending December 31, 2001, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.

Current Year Developments

      Refer to pages 25 through 33, Management’s Discussion and Analysis, in the Company’s 2001 Annual Report to Stockholders.

Financial Information about Segments and Markets

      Segment and geographic data are included on pages 25 through 29 and 51 through 52 of the Company’s 2001 Annual Report to Stockholders.

      The principal markets served by the Company’s four continuing manufacturing segments are as follows:

	% of 2001 Operating Revenues by Manufacturing Segment

	Engineered	Engineered	Specialty	Specialty
	Products-	Products-	Systems-	Systems-
	North	Inter-	North	Inter-
End Markets Served	America	national	America	national

Construction	47%	36%	10%	4%
Automotive	29	32	5	3
General Industrial	8	16	22	27
Food Retail and Service	—	—	31	22
Consumer Durables	5	6	3	2
Electronics	4	5	1	1
Food and Beverage	2	1	8	13
Industrial Capital Goods	2	1	6	6
Paper Products	—	—	4	4
Other	3	3	10	18

	100%	100%	100%	100%

      Operating results of the segments are described on pages 25 through 29 and 51 through 52 of the Company’s 2001 Annual Report to Stockholders.

      The Company’s manufacturing businesses distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

      Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by continuing manufacturing segment as of December 31, 2001 and 2000 is summarized as follows:

	Backlog in Thousands of Dollars

	Engineered		Specialty
	Products-	Engineered	Systems-	Specialty
	North	Products-	North	Systems-
	America	International	America	International	Total

2001	$250,000	$148,000	$212,000	$121,000	$731,000
2000	$315,000	$145,000	$250,000	$139,000	$849,000

      Backlog orders scheduled for shipment beyond calendar year 2002 were not material in any manufacturing segment as of December 31, 2001.

      The information set forth below is applicable to all industry segments of the Company unless otherwise noted:

Competition

      The Company’s global competitive environment is complex because of the wide diversity of products the Company manufactures and the many markets it serves. Depending on the product or market, the Company may compete with a few other companies or with many others.

      The Company is a leading producer of plastic, metal and laminate components and fasteners; polymers and fluid products; tooling for specialty applications; welding products; packaging machinery and related consumables; food service equipment; and industrial finishing equipment.

Raw Materials

      The Company uses raw materials of various types, primarily metals, plastics and paper that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, nor are any such problems anticipated.

Research and Development

      The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 39 of the Company’s 2001 Annual Report to Stockholders.

      The Company owns approximately 3,000 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 1,200 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

      The Company believes that many of its patents are valuable and important. Nevertheless, the Company credits its leadership in the markets it serves to engineering capability; manufacturing techniques, skills and efficiency; marketing and sales promotion; and service and delivery of quality products to its customers.

Trademarks

      Many of the Company’s products are sold under various trademarks owned or licensed by the Company. Among the most significant are: ITW, Apex, Bernard, Buildex, Chemtronics, Corex, Deltar, Devcon, DeVilbiss, Dymon, Dynatec, Fastex, Foster, Hi-Cone, Hobart, Keps, LPS, Magna, Magnaflux, Miller, Mima, Minigrip, Paktron, Paslode, Precor, Ramset, Ransburg, Red Head, Rocol, Shakeproof, Signode, Stero, Teks, Tempil, Tenax, Texwipe, Traulsen, Tri-Mark, Vulcan, West Bend, Wilsonart, and Zip-Pak.

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

Employees

      The Company employed approximately 52,000 persons as of December 31, 2001 and considers its employee relations to be excellent.

International

      The Company’s international operations include subsidiaries, joint ventures and licensees in 42 countries on six continents. These operations serve such markets as construction, automotive, food retail and service, general industrial, and others on a worldwide basis. The Company’s international operations contributed approximately 37% of operating revenues in 2001 and 36% in 2000.

      Refer to pages 25 through 33 and 51 through 52 in the Company’s 2001 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Forward-looking Statements

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the availability of raw materials and energy, the cost of compliance with environmental regulations, adequacy of internally generated funds, the recoverability of the Company’s investment in mortgage-related assets, the meeting of dividend payout objectives, the profitable divestiture of the Consumer Products segment in 2002, Premark’s target operating margins, the availability of additional financing and the Company’s 2002 forecasts. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a further downturn in the construction, automotive, general industrial, food retail and service, or real estate markets, (2) further deterioration in global and domestic business and economic conditions, particularly in North America, Europe and Australia, (3) an interruption in, or reduction in, introducing new products into the Company’s product line, (4) an unfavorable environment for making acquisitions or dispositions, domestic and international, including adverse accounting or regulatory requirements and market value of candidates, and (5) uncertainties arising from the aftermath of the September 11th tragedy.

Executive Officers

      Executive Officers of the Company as of March 15, 2002:

Name	Office	Age

W. James Farrell	Chairman and Chief Executive Officer	59
Russell M. Flaum	Executive Vice President	51
David T. Flood	Executive Vice President	50
Philip M. Gresh, Jr.	Executive Vice President	53
Thomas J. Hansen	Executive Vice President	53
Stewart S. Hudnut	Senior Vice President, General Counsel and Secretary	62
John Karpan	Senior Vice President, Human Resources	61
Jon C. Kinney	Senior Vice President and Chief Financial Officer	59
Frank S. Ptak	Vice Chairman	58
James M. Ringler	Vice Chairman	56
Harold B. Smith	Chairman of the Executive Committee	68
David B. Speer	Executive Vice President	50
Allan C. Sutherland	Senior Vice President, Leasing and Investments	38
Hugh J. Zentmeyer	Executive Vice President	55

      The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Messrs. Flood, Gresh, Hansen, Ringler, and Sutherland, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Mr. Flood was elected Executive Vice President in 2000. He joined the Company in 1976 and has held various management positions within the polymers, fluids and machined components businesses. Mr. Gresh was elected Executive Vice President in 2000. He joined the Company in 1989 and has held various sales, marketing and general management positions with the consumer packaging businesses. Mr. Hansen was elected Executive Vice President in 1998. He joined the Company in 1980 and has held various management positions within the Company’s automotive metal fasteners and components businesses. Mr. Ringler was elected Vice Chairman in 1999. He joined Premark International in 1990 where he served as President and Chief Operating Officer until May 1996. He served as Premark International’s Chief Executive Officer and President from May 1996 to October 1997, after which he served as Chairman of the Board, Chief Executive Officer and President until Premark International’s merger with the Company in November 1999. Mr. Sutherland was elected Senior Vice President in 1998. He joined the Company in 1993 after serving as a senior tax manager with Ernst & Young and has served the Company in various capacities, most recently as Vice President of Leasing and Investments.

ITEM 2. Properties

      As of December 31, 2001 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number	Floor Space
	of
	Properties	Owned	Leased	Total

		(In millions of square feet)
Engineered Products — North America	148	7.6	3.8	11.4
Engineered Products — International	106	4.0	1.6	5.6
Specialty Systems — North America	145	8.8	3.5	12.3
Specialty Systems — International	109	6.9	2.4	9.3
Leasing and Investments	18	0.5	0.4	0.9
Corporate	8	1.5	0.0	1.5

	534	29.3	11.7	41.0

      The principal plants outside of the U.S. are in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Italy, Mexico, Spain, Switzerland and the United Kingdom.

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

ITEM 3. Legal Proceedings

      The United States Environmental Protection Agency has issued a proposed fine of $1,259,000 against one of the Company’s businesses for alleged violation of hazardous waste regulations issued under the Resource Conservation and Recovery Act of 1976. The proposed fine principally relates to activities at a facility in Kansas City that took place prior to ITW’s acquisition of the business in July 1998. The Company never operated at the Kansas City facility. The former owners of the business have indemnified ITW with respect to the matter, insofar as it relates to pre-acquisition activities. ITW and the former owners are in current negotiations with The United States Environmental Protection Agency regarding the amount of the fine.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      This information is incorporated by reference to page 53 of the Company’s 2001 Annual Report to Stockholders.

ITEM 6. Selected Financial Data

      This information is incorporated by reference to page 54 and 55 of the Company’s 2001 Annual Report to Stockholders.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information is incorporated by reference to pages 25 through 33 of the Company’s 2001 Annual Report to Stockholders.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

      This information is incorporated by reference to pages 31 and 32 of the Company’s 2001 Annual Report to Stockholders.

ITEM 8.     Financial Statements and Supplementary Data

      The financial statements and report thereon of Arthur Andersen LLP dated January 28, 2002, as found on pages 34 through 52 and the supplementary data found on page 53 of the Company’s 2001 Annual Report to Stockholders, are incorporated by reference.

      The report of Ernst & Young LLP dated January 24, 2000 on the financial statements of Premark International, Inc. is included as Exhibit 13(b).

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

ITEM 10.     Directors and Executive Officers of the Company

      Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

      Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K on pages 4 and 5.

      Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.     Executive Compensation

      This information is incorporated by reference to the information under the caption “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

      This information is incorporated by reference to the information under the caption “Ownership of ITW Stock” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.     Certain Relationships and Related Transactions

      Additional information is incorporated by reference to the information under the captions “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements

      The financial statements and report thereon of Arthur Andersen LLP dated January 28, 2002 as found on pages 34 through 52 and the supplementary data found on page 53 of the Company’s 2001 Annual Report to Stockholders, are incorporated by reference.

      The report of Ernst & Young LLP dated January 24, 2000 on the financial statements of Premark International, Inc. is included as Exhibit 13(b).

     (2) Exhibits

      (i)  See the Exhibit Index on pages 9 and 10 of this Form 10-K.

      (ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2001, with the exception of the agreements related to the 5 3/4% and 6 7/8% Notes, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

      No reports on Form 8-K have been filed during the three months ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of March 2002.

ILLINOIS TOOL WORKS INC.

By	/s/ W. JAMES FARRELL

W. James Farrell
Chairman and Chief
Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of March 2002.

Signatures	Title

/s/ W. JAMES FARRELL W. James Farrell	Director, Chairman and Chief Executive Officer, (Principal Executive Officer)

/s/ JON C. KINNEY Jon C. Kinney	Senior Vice President and Chief Financial Officer, (Principal Accounting and Financial Officer)

WILLIAM F. ALDINGER	Director

MICHAEL J. BIRCK	Director

MARVIN D. BRAILSFORD	Director

JAMES R. CANTALUPO	Director

SUSAN CROWN	Director

H. RICHARD CROWTHER	Director

DON H. DAVIS, JR.	Director

ROBERT C. MCCORMACK	Director

PHILLIP B. ROONEY	Director

HAROLD B. SMITH	Director
By /s/ W. JAMES FARRELL (W. James Farrell, as Attorney-in-Fact)

      Original powers of attorney authorizing W. James Farrell to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K

2001

Exhibit
Number		Description

3(a)	—	Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
3(b)	—	By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (Commission File No. 1-4797) and incorporated herein by reference.
4(a)	—	Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.
4(b)	—	First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.
4(c)	—	Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
4(d)	—	Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Premark International, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996.)
10(a)	—	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997 and October 29, 1999, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10(b)	—	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10(c)	—	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10(d)	—	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(e)	—	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(f)	—	Supplemental Plan for Employees of Illinois Tool Works Inc., effective January 1, 1989, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 1-4797) and incorporated herein by reference.
10(g)	—	Illinois Tool Works Inc. Non-officer directors’ restricted stock program, as amended, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number		Description

10(h)	—	Illinois Tool Works Inc. Outside Directors’ Deferred Fee Plan dated December 12, 1980, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
10(i)	—	Illinois Tool Works Inc. Phantom Stock Plan for Non-officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(j)	—	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-4797) and incorporated herein by reference.
10(k)	—	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein reference.
10(l)	—	Illinois Tool Works Inc. Non-officer Directors’ Fee Conversion Plan adopted February 19, 1999, as amended December 15, 2000, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-4797) and incorporated herein by reference.
10(m)	—	Premark International, Inc. 1994 Incentive Plan, as amended and restated effective May 5, 1999, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.
10(n)	—	Premark International, Inc. Supplemental Plan, as amended and restated effective January 1, 1999, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.
10(o)	—	Letter of Understanding dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10(p)	—	Executive Noncompetition Agreement dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10(q)	—	Agreement and Plan of Merger dated as of September 9, 1999 among Premark International, Inc., Illinois Tool Works Inc. and CS Merger Sub Inc., filed as Annex A to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.
13(a)	—	The Company’s 2001 Annual Report to Stockholders, pages 25 — 55.
13(b)	—	Report of Ernst & Young LLP.
21	—	Subsidiaries and Affiliates of the Company.
23(a)	—	Consent of Arthur Andersen LLP.
23(b)	—	Consent of Ernst & Young LLP.
24	—	Powers of Attorney.
99(a)	—	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
99(b)	—	Letter regarding Arthur Andersen LLP assurances.