Form 10-Q
period 2002-03-31
ILLINOIS TOOL WORKS INC
filed 2002-05-02
CIK 49826

                                                                                                                          1

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

The number of shares of registrant's  common stock, $.01 par value, outstanding at March 31, 2002: 306,146,908.

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

                       ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                                                          Three Months Ended
                                                              March 31
                                                      -------------------------                                                               March 31

                                                         2002          2001
                                                      ----------     ----------

Operating Revenues                                    $2,204,654     $2,295,840
  Cost of revenues                                     1,475,119      1,537,365
  Selling, administrative,
    and research and
    development expenses                                 414,764        438,290
  Amortization of goodwill
    and other intangible assets                            4,872         23,912
                                                     -----------    -----------
Operating Income                                         309,899        296,273
  Interest expense                                       (17,503)       (18,189)
  Other income                                             2,076          2,293
                                                     -----------    -----------
Income from Continuing Operations
  Before Income Taxes                                    294,472        280,377
Income taxes                                             100,100         97,976
                                                     -----------    -----------
Income from Continuing Operations                        194,372        182,401
Income from Discontinued
  Operations                                               4,075            357
Cumulative Effect of Change in
  Accounting Principle                                  (221,890)            --
                                                     -----------    -----------
Net Income(Loss)                                     $   (23,443)   $   182,758
                                                     ===========    ===========
Income Per Share from Continuing Operations:
  Basic                                              $      0.64    $      0.60
  Diluted                                            $      0.63    $      0.60

Income Per Share from Discontinued Operations:
  Basic                                              $      0.01    $      0.00
  Diluted                                            $      0.01    $      0.00

Cumulative Effect Per Share of Change
In Accounting Principle:
  Basic                                              $     (0.73)          --
  Diluted                                            $     (0.72)          --

Net Income (Loss) Per Share:
  Basic                                              $     (0.08)   $      0.60
  Diluted                                            $     (0.08)   $      0.60

Pro Forma Excluding Goodwill Amortization:
  Income from Continuing Operations                  $   194,372    $   198,960
  Income per Diluted Share from
   Continuing Operations                             $      0.63    $      0.65

Cash Dividends:
  Paid                                               $      0.22    $      0.20
  Declared                                           $      0.22    $      0.20

Shares of Common Stock
  Outstanding During the Period:
  Average                                                305,532        303,151
  Average assuming dilution                              307,985        305,731

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In Thousands)

ASSETS                                        March 31, 2002   December 31, 2001
------                                        --------------   -----------------
Current Assets:
  Cash and equivalents                          $   281,026      $   282,224
  Trade receivables                               1,486,807        1,450,029
  Inventories                                       964,958          994,156
  Deferred income taxes                             195,269          197,428
  Prepaid expenses and other
  current assets                                    133,419          139,226
  Net current assets of
   discontinued operations                           95,754          100,181
                                                -----------      -----------
      Total current assets                        3,157,233        3,163,244
                                                -----------      -----------
Plant and Equipment:
  Land                                              112,750          114,649
  Buildings and improvements                        949,990          960,232
  Machinery and equipment                         2,786,136        2,800,341
  Equipment leased to others                        123,703          123,422
  Construction in progress                          135,926          105,316
                                                -----------      -----------
                                                  4,108,505        4,103,960
  Accumulated depreciation                       (2,503,325)      (2,470,270)
                                                -----------      -----------
  Net plant and equipment                         1,605,180        1,633,690
                                                -----------      -----------
Investments                                       1,379,207        1,278,285
Goodwill                                          2,281,592        2,516,813
Intangible Assets                                   208,835          221,881
Deferred Income Taxes                               492,785          439,278
Other Assets                                        450,070          459,429
Net Noncurrent Assets of
  Discontinued Operations                           107,844          109,729
                                                -----------      -----------
                                                $ 9,682,746      $ 9,822,349
                                                ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                               $   276,498      $   313,447
  Accounts payable                                  390,864          367,249
  Accrued expenses                                  765,004          795,210
  Cash dividends payable                             67,352           67,084
  Income taxes payable                               56,305           32,922
                                                -----------      -----------
    Total current liabilities                     1,556,023        1,575,912
Noncurrent Liabilities:                         -----------      -----------
  Long-term debt                                  1,249,744        1,267,141
  Other                                             931,043          938,558
                                                -----------      -----------
    Total noncurrent liabilities                  2,180,787        2,205,699
Stockholders' Equity:                           -----------      -----------
  Preferred stock
  Common stock                                        3,063            3,052
  Additional paid-in-capital                        706,926          675,856
  Income reinvested in the business               5,674,625        5,765,421
  Common stock held in treasury                      (1,662)          (1,666)
  Cumulative translation adjustment                (437,016)        (401,925)
                                                -----------      -----------
      Total stockholders' equity                  5,945,936        6,040,738
                                                -----------      -----------
                                                $ 9,682,746      $ 9,822,349
                                                ===========      ===========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)
                                                           Three Months Ended
                                                                March 31
                                                         -----------------------
                                                             2002       2001
                                                         ----------   ----------

Cash Provided by (Used for) Operating Activities:
  Net income                                             $ (23,443)   $ 182,758
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Income from discontinued operations                   (4,075)        (357)
      Non-cash goodwill impairment charge                  221,890           --
      Depreciation and amortization                         76,359       97,442
      Change in deferred income taxes                      (11,870)         580
      Provision for uncollectible accounts                   5,922        4,592
      Loss on sale of plant and equipment                      488          364
      Income from investments                              (31,154)     (36,898)
      Non-cash interest on nonrecourse notes payable         9,810       10,611
      (Gain) loss on sale of operations and affiliates       1,836         (899)
      Other non-cash items, net                              3,353         (956)
                                                         ---------    ---------
        Cash provided by operating activities              249,116      257,237
Changes in assets and liabilities:
      (Increase) decrease in--
        Trade receivables                                  (55,954)       1,089
        Inventories                                         24,768        4,965
        Prepaid expenses and other assets                    7,373        8,417
        Net assets of discontinued operations               10,733        9,636
      Increase (decrease) in--
        Accounts payable                                    26,708      (27,087)
        Accrued expenses                                    (5,800)     (90,812)
        Income taxes payable                                25,926       71,528
      Other, net                                                24          (10)
                                                         ---------    ---------
        Net cash provided by operating activities          282,894      234,963
                                                         ---------    ---------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses (excluding cash and
    equivalents) and additional interest in affiliates     (35,347)     (52,193)
  Additions to plant and equipment                         (64,051)     (69,532)
  Purchase of investments                                 (115,049)      (9,518)
  Proceeds from investments                                 11,827       22,050
  Proceeds from sale of plant and equipment                  2,605        3,503
  Proceeds from sale of operations and affiliates            1,792        6,891
  Sales of short-term investments                            2,753        2,045
  Other, net                                                 1,165          666
                                                         ---------    ---------
      Net cash used for investing activities              (194,305)     (96,088)
                                                         ---------    ---------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                      (67,084)     (60,490)
  Issuance of common stock                                  30,997       27,146
  Net repayments of short-term debt                        (31,484)    (108,761)
  Proceeds from long-term debt                                 237          939
  Repayments of long-term debt                              (9,626)      (2,290)
  Other, net                                                  (453)         116
                                                         ---------    ---------
  Net cash used for financing activities                   (77,413)    (143,340)
                                                         ---------    ---------
Effect of Exchange Rate Changes on Cash and Equivalents    (12,374)       2,662
                                                         ---------    ---------
Cash and Equivalents:
  Decrease during the period                                (1,198)      (1,803)
  Beginning of period                                      282,224      151,295
                                                         ---------    ---------
  End of period                                          $ 281,026    $ 149,492
                                                         =========    =========
Cash Paid During the Period for Interest                 $  22,494    $  24,980
                                                         =========    =========
Cash Paid During the Period for Income Taxes             $  80,411    $  26,040
                                                         =========    =========
Liabilities Assumed from Acquisitions                    $   2,238    $   4,165
                                                         =========    =========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  INVENTORIES:

Inventories at March 31, 2002 and December 31, 2001 were as follows:

(In Thousands)

                                                           March 31,  Dec. 31,
                                                            2002       2001
                                                          --------   --------
Raw material                                              $285,200   $287,067
Work-in-process                                             86,360    101,418
Finished goods                                             593,398    605,671
                                                          --------   --------
                                                          $964,958   $994,156
                                                          ========   ========

(2)  COMPREHENSIVE INCOME:

The only component of other comprehensive income that the Company has is foreign currency translation adjustments.

(In Thousands)

                                                         March 31,    March 31,
                                                          2002         2001
                                                         --------     --------

Net income                                               $(23,443)    $182,758
Foreign currency translation
 adjustments, net of tax                                  (35,091)      31,930
                                                         --------     --------
  Total comprehensive income (loss)                      $(58,534)    $214,688
                                                         ========     ========

(3)  DISCONTINUED OPERATIONS:

In December 2001, the Company's Board of Directors authorized the divestiture of the  Consumer  Products  segment.  The  segment is  comprised  of the  following businesses:  Precor  specialty  exercise  equipment,  West Bend  appliances  and premium  cookware,  and Florida Tile ceramic tile.  The  consolidated  financial statements  for all periods have been  restated to present  these  businesses as discontinued  operations in accordance with Accounting  Principles Board Opinion
No.  30.  The  Company  intends to  dispose  of these  businesses  through  sale transactions in 2002, and does not expect to incur a loss on their disposal.  As of March 31,  2002,  none of the  businesses  have  been  sold.  Results  of the discontinued  operations for the three months ended March 31, 2002 and 2001 were as follows:

(In Thousands)
                                                       March 31,    March 31,
                                                         2002         2001
                                                       --------     --------
Operating revenues                                     $101,054     $100,993
                                                       ========     ========
Pro forma operating income                             $  8,451     $  1,799
                                                       ========     ========
Pro forma income before income taxes                   $  6,145     $  1,374
Income taxes                                              2,070          424
                                                       --------     --------
Pro forma income from discontinued
 operations                                            $  4,075     $    950
                                                       ========     ========

The actual  results for 2001 have been  adjusted to reflect the pro forma effect of the elimination of goodwill and indefinite-lived intangible amortization. The
Company  has  allocated  general  corporate  interest  expense  to  discontinued
operations  based on proportional  net assets  excluding debt.  Interest expense allocated to discontinued  operations was $495,000 in 2002 and $515,000 in 2001.
The net assets of the discontinued  operations as of March 31, 2002 and December
31, 2001 were as follows:

(In Thousands)

                                                         March 31,    Dec. 31,
                                                           2002         2001
                                                        ---------    ---------
Accounts receivable                                     $  57,345    $  64,897
Inventory                                                  70,568       71,481
Accounts payable                                          (13,464)     (14,258)
Accrued liabilties                                        (36,737)     (40,686)
Other, net                                                 18,042       18,747
Net current assets of discontinued                      ---------    ---------
  operations                                            $  95,754    $ 100,181
                                                        =========    =========
Net plant and equipment                                 $  77,551    $  79,730
Net goodwill and intangibles                               68,183       68,200
Other, net                                                (37,890)     (38,201)
Net noncurrent assets of discontinued                   ---------    ---------
  operations                                            $ 107,844    $ 109,729
                                                        =========    =========
(4)  INVESTMENTS:

In March 2002, the Company entered into two leveraged leasing  transactions with a major  German  telecommunications  company  related to certain  German  mobile telecommunications equipment. The components of the Company's cash investment of
$100,001,000 were as follows:

(In Thousands)

Gross lease contracts receivable            $ 692,723
Nonrecourse debt service                     (642,232)
Estimated residual value of leased assets     105,637
Unearned and deferred income                  (56,127)
                                            ---------
                                            $ 100,001
                                            =========

(5)  GOODWILL AND INTANGIBLE ASSETS:

Goodwill  represents  the  excess  cost  over  fair  value of the net  assets of purchased  businesses.  Effective January 1, 2002, the Company adopted Statement of Financial  Accounting Standards No. 142, Goodwill and Other Intangible Assets
("SFAS 142").  Under SFAS 142, the Company will no longer amortize  goodwill and intangibles which have indefinite lives. SFAS 142 also requires that the Company assess  goodwill and intangibles  with indefinite  lives for impairment at least annually, based on the fair value of the related reporting unit. The Company has not yet  determined  which  quarter  its annual  impairment  assessment  will be performed on an on-going basis.

As an initial step in the SFAS 142 implementation  process, the Company assigned its goodwill and intangibles to approximately 300 of its reporting units.  Then, the fair value of each reporting unit was compared to its carrying  value.  Fair values were determined by discounting estimated future cash flows.

Based on the  Company's  initial  impairment  testing,  goodwill and  intangible assets were reduced by  $262,816,000  and a net after-tax  impairment  charge of
$221,890,000  ($0.72 per diluted share) was recognized as a cumulative effect of change in  accounting  principle in the first  quarter of 2002.  The  impairment charge was related to  approximately  40 businesses and primarily  resulted from evaluating  impairment  based on discounted cash flows, as required by SFAS 142, instead of using undiscounted cash flows per the previous  accounting  standard.
Although the Company has substantially completed its initial impairment testing, the impairment  charge recorded in the first quarter of 2002 is an estimate that will be finalized later in 2002.

The changes in the carrying  amount of goodwill by segment for the quarter ended
March 31, 2002 are as follows:

(In Thousands)

               Engineered      Engineered      Specialty     Specialty
                Products -      Products -      Systems -     Systems
              North America  International  North America  International   Total
              -------------  -------------  -------------  -------------   -----
Balance,
 Dec. 31, 2001  $579,462     $417,977        $853,557      $665,817   $2,516,813
Acquisitions       1,968          (39)          6,309        20,013       28,251
Impairment
 write-offs      (50,992)     (18,744)        (85,994)      (98,858)    (254,588)
Foreign currency
 translation          32       (3,659)             (1)       (5,256)      (8,884)
Balance,        --------     --------        --------      --------   ----------
 March 31, 2002 $530,470     $395,535        $773,871      $581,716   $2,281,592
                ========     ========        ========      ========   ==========
Intangible assets as of March 31, 2002 and December 31, 2001 were as follows:

(In Thousands)

                             As of March 31, 2002      As of December 31, 2001
                          -------------------------   -------------------------
                                   Accumulated                Accumulated
                           Cost   Amortization  Net    Cost  Amortization  Net
                          ------- ------------ ----   ------ ------------ ----
Amortizable Intangibles:
 Trademarks and brands    $ 9,239  $ (1,791) $ 7,448  $ 9,339 $ (1,685) $ 7,654
 Customer lists
  and relationships        28,371    (3,620)  24,751   28,371   (2,848)  25,523
 Patents                   74,911   (35,878)  39,033   74,971  (34,775)  40,196
 Noncompete agreements     60,252   (23,088)  37,164   63,203  (21,741)  41,462
 Other                     49,219   (26,914)  22,305   50,239  (25,648)  24,591
Indefinite-lived Intangibles:
 Trademarks and brands     78,134        --   78,134   82,455       --   82,455
                         --------  -------- -------- -------- -------- --------
Total Intangible Assets  $300,126  $(91,291)$208,835 $308,578 $(86,697)$221,881
                         ========  ======== ======== ======== ======== ========

Amortization expense related to amortizable intangible assets was $4,872,000 for the first  quarter of 2002 and  $4,679,000  for the first  quarter of 2001.  The estimated  amortization  expense  of  intangible  assets  for the  years  ending
December 31 is as follows:

(In Thousands)

2002                                           $19,489
2003                                            17,099
2004                                            16,298
2005                                            15,319
2006                                            14,417
2007                                            12,228

A reconciliation of the previously reported 2001 statement of income information to pro forma amounts that reflect the  elimination of  amortization  of goodwill and indefinite-lived intangible assets is presented below:

(In Thousands, except per share amounts)
                                                        Three months ended
                                                           March 31, 2001
                                                    ---------------------------
                                                                  Per Share
                                                               ---------------
                                                    Amount      Basic  Diluted
                                                   --------    ------- -------
Income from continuing operations, as reported     $182,401    $ 0.60   $ 0.60
Amortization of goodwill and indefinite-lived
  intangible assets                                  16,559       0.05    0.05
                                                   --------
Pro forma income from continuing operations         198,960       0.66    0.65
                                                   --------
Income from discontinued operations, as reported        357       0.00    0.00
Amortization of goodwill and indefinite-lived
  intangible assets                                     593       0.00    0.00
                                                   --------
Pro forma income from discontinued operations           950       0.00    0.00
                                                   --------
Pro forma net income                               $199,910       0.66    0.65
                                                   ========
(6)  SUBSEQUENT EVENT:

On April 26, 2002,  a subsidiary  of the Company  issued  $250,000,000  of 6.55%
preferred debt  securities  due December 31, 2011 at 99.849% of face value.  The effective interest rate of the preferred debt securities is 6.76%.

Item 2 - Management's Discussion and Analysis

ENGINEERED PRODUCTS - NORTH AMERICA

Businesses  in this segment are located in North America and  manufacture  short lead-time  plastic and metal  components and fasteners,  and specialty  products such as polymers, fluid products and resealable packaging.

(Dollars in Thousands)

                         Three months ended
                              March 31
                        --------------------
                          2002        2001
                        --------    --------
Operating revenues      $738,450    $744,595

Operating income         124,779     109,693

Margin %                   16.9%       14.7%

For the first  quarter  of 2002,  operating  revenues  decreased  1% as the base business  revenue  decline  of 4%  was  offset  by a 3%  revenue  increase  from acquisitions.  Base business revenues declined due to weakness in the industrial plastics,  construction,  machined components, polymers and electronic component packaging  businesses,  partially  offset by increased  demand in the automotive businesses.  Operating income increased 14% and margins were higher by 220 basis points due to higher sales for the automotive  businesses,  reduced costs in the construction and automotive businesses and higher 2001 nonrecurring costs.

ENGINEERED PRODUCTS - INTERNATIONAL

Businesses in this segment are located  outside  North  America and  manufacture short  lead-time  plastic and metal  components  and  fasteners,  and  specialty products such as polymers, fluid products and electronic component packaging.

(Dollars in Thousands)

                         Three months ended
                              March 31
                        --------------------
                          2002        2001
                        --------    --------

Operating revenues      $332,033    $361,193

Operating income          28,227      38,045

Margin %                    8.5%       10.5%

Operating  revenues  decreased 8% in the first  quarter of 2002 versus the prior period.  This revenue  decline was primarily due to a 4% decrease  attributed to currency  fluctuations  and a base  business  revenue  decline of 3%,  primarily related to  weakness  in the  automotive,  electronic  component  packaging  and industrial  plastics  businesses.  Operating  income  declined  26% and  margins decreased 200 basis points due to the lower revenues and an asset writedown.  In addition, foreign currency fluctuations reduced operating income by 4%.

SPECIALTY SYSTEMS - NORTH AMERICA

Businesses  in this  segment  are located in North  America  and produce  longer lead-time  machinery  and  related  consumables,  and  specialty  equipment  for applications such as food service and industrial finishing.

(Dollars in Thousands)

                         Three months ended
                              March 31
                        --------------------
                          2002        2001
                        --------    --------

Operating revenues      $826,362    $847,006

Operating income         111,129     109,006

Margin %                   13.4%       12.9%

In the first  quarter of 2002,  operating  revenues  decreased 2% as the revenue increase from acquisitions of 5% was more than offset by revenue declines in the base  businesses of 8%. The base business  revenue  decreases in the  industrial packaging,  food equipment and finishing  businesses,  offset higher revenues in
the  welding   businesses.   Operating   income   increased  2%  due  mainly  to
acquisitions,  higher  sales for the welding  businesses  and lower costs in the food equipment businesses. These gains offset higher nonrecurring costs in 2002.
Margins  improved  50 basis  points  due to lower  costs in the food  equipment, industrial packaging and consumer packaging businesses.

SPECIALTY SYSTEMS - INTERNATIONAL

Businesses in this segment are located  outside  North  America and  manufacture longer lead-time machinery and related consumables,  and specialty equipment for applications such as food service and industrial finishing.

(Dollars in Thousands)

                         Three months ended
                              March 31
                        --------------------
                          2002        2001
                        --------    --------

Operating revenues      $365,594    $401,756

Operating income          28,977      36,000

Margin %                    7.9%        9.0%

Operating  revenues  decreased 9% in the first quarter of 2002 due to lower base business  revenues in the  industrial  packaging,  food equipment and decorating businesses. In addition,  increased revenues from acquisitions of 4% were offset by the effect of foreign currency fluctuations of 4%. Operating income decreased
20% and margins were lower by 110 basis points, primarily due to weakness in the industrial  packaging,  decorating  and  finishing  businesses.  Also,  currency fluctuation reduced operating income by 4%.

LEASING AND INVESTMENTS

This  segment  makes  opportunistic   investments  in  mortgage-related  assets,
leveraged and direct financing leases of telecommunications,  aircraft and other equipment,  properties  and property  developments,  affordable  housing,  and a venture capital fund.

(In Thousands)

                         Three months ended
                              March 31
                        --------------------
                          2002        2001
                        --------    --------

Operating revenues      $32,096     $40,323

Operating income         16,787      22,762

Operating  revenues and income  decreased in the first quarter of 2002 primarily due to a gain on the sale of a property in the first quarter of 2001.

In March 2002, the Company entered into two leveraged leasing  transactions with a major  German  telecommunications  company  related to certain  German  mobile telecommunications equipment. The Company's cash investment was $100,001,000.

OPERATING REVENUES

The  reconciliation of segment operating revenues to total operating revenues is as follows:

                                          Three months ended
                                               March 31
                                      --------------------------
                                          2002           2001
                                      -----------    -----------
Engineered Products - North America   $   738,450    $   744,595
Engineered Products - International       332,033        361,193
Specialty Systems - North America         826,362        847,006
Specialty Systems - International         365,594        401,756
Leasing and Investments                    32,096         40,323
                                      -----------    -----------
  Total segment operating revenues      2,294,535      2,394,873
Intersegment revenues                     (89,881)       (99,033)
                                      -----------    -----------
  Total operating revenues            $ 2,204,654    $ 2,295,840
                                      ===========    ===========

OPERATING INCOME

Segment operating  income for 2001 was restated to exclude the  amortization of goodwill and  indefinite-lived  intangible assets. The reconciliation of segment operating income to total operating income is as follows:

                                          Three months ended
                                               March 31
                                      --------------------------
                                          2002          2001
                                      -----------    -----------
Engineered Products - North America    $ 124,779      $ 109,693
Engineered Products - International       28,227         38,045
Specialty Systems - North America        111,129        109,006
Specialty Systems - International         28,977         36,000
Leasing and Investments                   16,787         22,762
                                       ---------      ---------
  Total segment operating income         309,899        315,506
Amortization of goodwill and
 indefinite-lived intangible assets           --        (19,233)
                                       ---------      ---------
  Total operating income               $ 309,899      $ 296,273
                                       =========      =========

OPERATING EXPENSES

Cost of revenues as a  percentage  of revenues  decreased  to 66.9% in the first three months of 2002 versus  67.0% in the first three  months of 2001.  Selling, administrative,  and research  and  development  expenses  decreased to 18.8% of revenues  in the first  three  months of 2002  versus  19.1% in the first  three months of 2001,  primarily due to lower nonrecurring charges in 2002 and expense reductions  as a result of a  Company-wide  objective  to reduce  administrative costs.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS
142, the Company will no longer  amortize  goodwill and  intangibles  which have indefinite  lives.  SFAS 142 also requires that the Company assess  goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related  reporting  unit.  The Company has not yet  determined which quarter its annual impairment  assessment will be performed on an on-going basis.

As an initial step in the SFAS 142 implementation  process, the Company assigned its goodwill and intangibles to approximately 300 of its reporting units.  Then, the fair value of each reporting unit was compared to its carrying  value.  Fair values were determined by discounting estimated future cash flows.

Based on the  Company's  initial  impairment  testing,  goodwill and  intangible assets were reduced by  $262,816,000  and a net after-tax  impairment  charge of
$221,890,000  ($0.72 per diluted share) was recognized as a cumulative effect of change in  accounting  principle in the first  quarter of 2002.  The  impairment charge was related to  approximately  40 businesses and primarily  resulted from evaluating  impairment  based on discounted cash flows, as required by SFAS 142, instead of using undiscounted cash flows per the previous  accounting  standard.
Although the Company has substantially completed its initial impairment testing, the impairment  charge recorded in the first quarter of 2002 is an estimate that will be finalized later in 2002.

Amortization expense related to amortizable intangible assets was $4,872,000 for the first quarter of 2002 and $4,679,000 for the first quarter of 2001.

INTEREST EXPENSE

Interest  expense  decreased to $17.5  million in the first three months of 2002 from $18.2  million in the first three  months of 2001,  primarily  due to lower commercial paper borrowings in 2002.

OTHER INCOME

Other  income  decreased to $2.1 million for the first three months of 2002 from
$2.3 million in 2001.  This  decrease is primarily due to losses versus gains on the sale of operations and  affiliates in 2002 partially  offset by gains versus losses on foreign currency translation.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $194.4 million ($0.63 per diluted share) in the first three  months of 2002 was 6.6% higher than the 2001 first  quarter net income of $182.4 million ($0.60 per diluted share).

On a  pro  forma  basis,  excluding  goodwill  and  indefinite-lived  intangible amortization in 2001, net income from continuing operations of $194.4 million in the first  three  months of 2002 was 2.3% lower  than the 2001 pro forma  income from  continuing  operations  of $199.0  million.  Net  income  from  continuing operations  per diluted  share of $0.63 for the first  three  months of 2002 was
3.1% lower than the pro forma net income from continuing  operations per diluted share of $0.65 for the first three months of 2001.

FOREIGN CURRENCY

The  strengthening  of the  U.S.  dollar  against  foreign  currencies  in  2002 decreased  operating revenues in the first three months of 2002 by approximately
$31 million and reduced income from  continuing  operations by  approximately  1 cent per diluted share.

DISCONTINUED OPERATIONS

In December 2001, the Company's Board of Directors authorized the divestiture of the Consumer Products segment.  Businesses in this segment are located primarily in North America and manufacture  household products that are used by consumers, including  West  Bend  small  electric  appliances,  Precor  specialty  exercise equipment and Florida Tile ceramic tile. The Company intends to dispose of these businesses through sale transactions in 2002, and does not expect to incur a net loss  on the  disposal  of the  segment.  As of  March  31,  2002,  none  of the businesses have been sold.

(Dollars in Thousands)

                         Three months ended
                              March 31
                        --------------------
                          2002        2001
                        --------    --------

Operating revenues      $101,054    $100,993

Operating income           8,451       1,799

Margin %                    8.4%        1.8%

Operating revenues increased slightly in 2002 versus 2001 due to higher sales of specialty exercise  equipment,  offset by lower small appliance and ceramic tile revenues.  Operating  income and  margins  increased  significantly  due to cost improvements in the exercise equipment and appliance businesses.

LIQUIDITY AND CAPITAL RESOURCES

Summarized  cash flow  information for the three months ended March 31, 2002 and
2001 was as follows:

(In Thousands)

                                               2002         2001
                                            ---------    ---------
Net cash provided by operating activities   $ 282,894    $ 234,963
Net cash used for investing activities,
  excluding acquisitions and purchase
  of investments                              (43,909)     (34,377)
                                            ---------    ---------
Free operating cash flow                    $ 238,985    $ 200,586
                                            =========    =========
Acquisitions                                $ (35,347)   $ (52,193)
Purchase of investments                      (115,049)      (9,518)
Cash dividends paid                           (67,084)     (60,490)
Net payments of debt                          (40,873)    (110,112)
Other, net                                     18,170       29,924
Net decrease in cash                        ---------    ---------
  and equivalents                           $  (1,198)   $  (1,803)
                                            =========    =========

Return on average invested capital for the three months ended March 31, 2002 and
2001 was as follows:

(Dollars in Thousands)

                                             2002            2001
                                         -----------     -----------
Pro forma operating income after taxes   $   204,533     $   205,079
                                         ===========     ===========
Total debt                               $ 1,526,242     $ 1,860,012
Less: Leasing and investment debt           (810,106)       (796,115)
Less: Cash                                  (281,026)       (149,492)
                                         -----------     -----------
Adjusted net debt                            435,110         914,405
Total stockholders' equity                 5,945,936       5,583,917
                                         -----------     -----------
Invested capital                         $ 6,381,046     $ 6,498,322
                                         ===========     ===========
Average invested capital                 $ 6,506,623     $ 6,457,021
                                         ===========     ===========
Return on average invested capital             12.6%           12.7%

Net working  capital at March 31, 2002 and  December 31, 2001 is  summarized  as follows:

(Dollars in Thousands)

                              March 31,      Dec. 31,       Increase/
                                2002          2001         (Decrease)
                             ----------    ----------      ----------
Current Assets:
  Cash and equivalents       $  281,026    $  282,224      $  (1,198)
  Trade receivables           1,486,807     1,450,029         36,778
  Inventories                   964,958       994,156        (29,198)
  Other                         328,688       336,654         (7,966)
Net current assets of
  discontinued operations        95,754       100,181         (4,427)
                             ----------    ----------     ----------
                              3,157,233     3,163,244         (6,011)
                             ----------    ----------     ----------
Current Liabilities:
  Short-term debt               276,498       313,447        (36,949)
  Accounts payable              390,864       367,249         23,615
  Accrued expenses              765,004       795,210        (30,206)
  Other                         123,657       100,006         23,651
                             ----------    ----------     ----------
                              1,556,023     1,575,912        (19,889)
                             ----------    ----------     ----------
Net Working Capital          $1,601,210    $1,587,332     $   13,878
                             ==========    ==========     ==========
Current Ratio                      2.03          2.01
                                   ====          ====

Accounts  receivable  increased  as a result of  higher  sales at the end of the first  three  months  of 2002 and  slower  payments  by  customers.  Inventories decreased as a result of a Company-wide effort to reduce inventory levels.

Accounts  payable  has  increased  as a result of  differences  in the timing of payments in the first  quarter of 2002 and the fourth  quarter of 2001.  Accrued liabilities decreased primarily as a result of a decrease in accrued bonuses and payroll.

Total debt at March 31, 2002 and December 31, 2001 was as follows:

(Dollars in Thousands)

                                              March 31,     Dec. 31,
                                                2002          2001
                                             ----------    ----------
Short-term debt                              $  276,498    $  313,447
Long-term debt                                1,249,744     1,267,141
                                             ----------    ----------
Total debt                                   $1,526,242    $1,580,588
                                             ==========    ==========
Total debt to capitalization                      20.4%         20.7%
Total debt to total capitalization
  (excluding Leasing and Investment segment)      11.6%         13.1%

On April 26, 2002,  a subsidiary  of the Company  issued  $250,000,000  of 6.55%
preferred debt  securities  due December 31, 2011 at 99.849% of face value.  The proceeds will be used for general corporate purposes.

The changes to stockholders' equity during 2002 were as follows:

(In Thousands)

Total stockholders' equity, December 31, 2001         $ 6,040,738
Income from continuing operations                         194,372
Income from discontinued operations                         4,075
Cumulative effect of change in accounting principle      (221,890)
Cash dividends declared                                   (67,353)
Exercise of stock options, including tax benefits          31,085
Currency translation adjustments                          (35,091)
                                                      -----------
Total stockholders' equity, March 31, 2002            $ 5,945,936
                                                      ===========

FORWARD-LOOKING STATEMENTS

This  document  contains  forward-looking  statements  within the meaning of the
Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the profitable divestiture of the Consumer Products segment in 2002 and the estimated residual value of leased assets.  These statements are subject to certain  risks,  uncertainties,  and other  factors which could cause actual results to differ materially from those anticipated,  including,  without limitation,  the risks described  herein.  Important  factors that may influence future results include (1) a downturn in the construction,  automotive,  general industrial, food retail and service or real estate markets, (2) deterioration in global and  domestic  business and economic  conditions,  particularly  in North
America,  Europe,  and  Australia,  (3) an  interruption  in, or  reduction  in, introducing new products into the Company's  product line and (4) an unfavorable environment for making acquisitions or dispositions, domestic and international, including  adverse  accounting or regulatory  requirements  and market values of candidates.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibit Index

         No exhibits.

(b)      Reports on Form 8-K

         Form 8-K, Current Report dated January 29, 2002 which included Items 5 and 7 and a press release dated January 29, 2002 setting forth the 2001 financial results of Illinois Tool Works Inc.

                                   SIGNATURES

   Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                    ILLINOIS TOOL WORKS INC.

Dated: May 2, 2002              By: /s/ Jon C. Kinney
                                    Jon C. Kinney, Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)