Form 10-Q
period 2002-06-30
ILLINOIS TOOL WORKS INC
filed 2002-08-12
CIK 49826

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares of registrant's  common stock, $.01 par value,  outstanding at July 31, 2002: 306,393,120.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                                  Three Months Ended        Six Months Ended
                                       June 30                   June 30
                               ------------------------  -----------------------
                                  2002           2001       2002         2001
                               ----------    ----------  ----------   ----------
Operating Revenues             $2,434,625    $2,417,502  $4,639,279   $4,713,342
 Cost of revenues               1,576,003     1,595,250   3,051,122    3,132,615
 Selling, administrative,
  and research and development
  expenses                        424,368       416,903     839,132      855,193
 Amortization of goodwill
  and other intangible assets       5,246        25,477      10,118       49,389
                                ---------     ---------   ---------    ---------
Operating Income                  429,008       379,872     738,907      676,145
 Interest expense                 (18,421)      (17,336)    (35,924)     (35,525)
 Other income (expense)             2,058        (1,858)      4,134          435
                                ---------     ---------   ---------    ---------
Income from Continuing Operations
  Before Income Taxes             412,645       360,678      707,117     641,055
Income taxes                      147,400       126,220      247,500     224,196
                                ---------     ---------   ---------    ---------
Income from Continuing Operations 265,245       234,458      459,617     416,859
Income (Loss) from Discontinued
  Operations                        2,266        (1,682)       6,341      (1,325)
Cumulative Effect of Change in
  Accounting Principle                 --            --     (221,890)         --
                                ---------     ---------    ---------   ---------
Net Income                      $ 267,511     $ 232,776    $ 244,068   $ 415,534
                                =========     =========    =========   =========

Income Per Share from
Continuing Operations:
  Basic                             $0.87         $0.77        $1.50       $1.37
  Diluted                           $0.86         $0.77        $1.49       $1.36

Income (Loss) Per Share from
Discontinued Operations:
  Basic                             $0.01        $(0.01)       $0.02      $(0.00)
  Diluted                           $0.01        $(0.01)       $0.02      $(0.00)

Cumulative Effect Per Share of
Change in Accounting Principle:
  Basic                             $  --         $  --       $(0.73)      $  --
  Diluted                           $  --         $  --       $(0.72)      $  --

Net Income Per Share:
  Basic                             $0.87         $0.77        $0.80       $1.37
  Diluted                           $0.87         $0.76        $0.79       $1.36

Pro Forma Excluding Goodwill
Amortization:
  Income from Continuing
   Operations                    $265,245      $252,094     $459,617    $451,054
  Income per Diluted Share from
   Continuing Operations            $0.86         $0.82        $1.49       $1.47

Cash dividends:
  Paid                              $0.22         $0.20        $0.44       $0.40
  Declared                          $0.22         $0.20        $0.44       $0.40

Shares of common stock
Outstanding during the period:
  Average                         306,303       304,160      305,885     303,641
  Average assuming dilution       308,440       306,477      308,200     306,101

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In Thousands)

ASSETS                                    June 30, 2002        December 31, 2001
------                                    -------------        -----------------

Current Assets:
  Cash and equivalents                     $   485,339                $  282,224
  Trade receivables                          1,584,827                 1,450,029
  Inventories                                  957,518                   994,156
  Deferred income taxes                        197,238                   197,428
  Prepaids and other current assets            134,628                   139,226
  Net current assets of
   discontinued operations                      90,699                   100,181
                                           -----------                ----------
      Total current assets                   3,450,249                 3,163,244
                                           -----------                ----------
Plant and Equipment:
  Land                                         116,513                   114,649
  Buildings and improvements                   975,948                   960,232
  Machinery and equipment                    2,846,342                 2,800,341
  Equipment leased to others                   126,692                   123,422
  Construction in progress                     161,947                   105,316
                                           -----------                ----------
                                             4,227,442                 4,103,960
  Accumulated depreciation                  (2,593,950)               (2,470,270)
                                           -----------                ----------
  Net plant and equipment                    1,633,492                 1,633,690
                                           -----------                ----------
Investments                                  1,428,717                 1,278,285
Goodwill                                     2,315,470                 2,516,813
Intangible Assets                              224,894                   221,881
Deferred Income Taxes                          515,963                   439,278
Other Assets                                   497,812                   459,429
Net Noncurrent Assets of
  Discontinued Operations                      104,965                   109,729
                                           -----------                ----------
                                           $10,171,562                $9,822,349
                                           ===========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                          $   171,338                $  313,447
  Accounts payable                             400,412                   367,249
  Accrued expenses                             813,688                   795,210
  Cash dividends payable                        67,403                    67,084
  Income taxes payable                          37,871                    32,922
                                           -----------                ----------
    Total current liabilities                1,490,712                 1,575,912
                                           -----------                ----------
Non-current Liabilities:
  Long-term debt                             1,485,064                 1,267,141
  Other liabilities                            935,523                   938,558
                                           -----------                ----------
    Total non-current liabilities            2,420,587                 2,205,699
                                           -----------                ----------
Stockholders' Equity:
  Common stock                                   3,066                     3,052
  Additional Paid-in-Capital                   715,449                   675,856
  Income reinvested in the business          5,874,734                 5,765,421
  Common stock held in treasury                 (1,662)                   (1,666)
  Cumulative translation adjustment           (331,324)                 (401,925)
                                           -----------                ----------
      Total stockholders' equity             6,260,263                 6,040,738
                                           -----------                ----------
                                           $10,171,562                $9,822,349
                                           ===========                ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
(In Thousands)
                                                            Six Months Ended
                                                                June 30
                                                         -----------------------
                                                            2002          2001
                                                         ----------    ---------
Cash Provided by (Used for) Operating Activities:
 Net income                                                $244,068     $415,534
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   (Income)loss from discontinued operations                 (6,341)       1,325
   Non-cash goodwill impairment charge                      221,890           --
   Depreciation and amortization                            151,068      197,549
   Change in deferred income taxes                          (33,028)     (19,029)
   Provision for uncollectible accounts                      13,776        7,959
   (Gain) loss on sale of plant and equipment                  (160)       2,455
   Income from investments                                  (71,925)     (74,787)
   Non-cash interest on nonrecourse debt                     19,803       21,430
   Loss on sale of operations and affiliates                  3,833        3,633
   Other non-cash items, net                                  2,342       (3,299)
                                                           --------     --------
   Cash provided by operating activities                    545,326      552,770
Changes in assets and liabilities:
 (Increase) decrease in--
   Trade receivables                                       (118,140)     (17,641)
   Inventories                                               58,137       41,882
   Prepaid expenses and other assets                          7,440       12,148
   Net assets of discontinued operations                     20,933       19,574
 Increase (decrease) in:
   Accounts payable                                          19,577      (53,876)
   Accrued expenses and other liabilities                    16,757      (47,673)
   Income taxes payable                                      12,726       11,050
 Other, net                                                   1,430           58
                                                           --------     --------
  Net cash provided by operating activities                 564,186      518,292
                                                           --------     --------
Cash Provided by (Used for) Investing Activities:
 Acquisition of businesses (excluding cash and
  equivalents) and additional interest in affiliates        (91,983)    (308,488)
 Additions to plant and equipment                          (132,707)    (135,392)
 Purchase of investments                                   (175,434)     (23,819)
 Proceeds from investments                                   28,170       47,137
 Proceeds from sale of plant and equipment                   11,263        9,217
 Proceeds from sale of operations and affiliates              1,920       10,040
 Sales (Purchases) of short-term investments                   (338)       2,309
 Other, net                                                   1,567          955
                                                           --------     --------
   Net cash used for investing activities                  (357,542)    (398,041)
                                                           --------     --------
Cash Provided by (Used for) Financing Activities:
 Cash dividends paid                                       (134,436)    (121,241)
 Issuance of common stock                                    39,475       45,204
 Net repayments of short-term debt                         (154,105)     (11,017)
 Proceeds from long-term debt                               253,430        2,999
 Repayments of long-term debt                               (24,028)      (5,701)
 Other, net                                                     141        1,820
                                                           --------     --------
  Net cash used for financing activities                    (19,523)     (87,936)
                                                           --------     --------
Effect of Exchange Rate Changes on Cash and Equivalents      15,994       (6,692)
                                                           --------     --------
Cash and Equivalents:
  Increase during the period                                203,115       25,623
  Beginning of period                                       282,224      151,295
                                                           --------     --------
  End of period                                            $485,339     $176,918
                                                           ========     ========
Cash Paid During the Period for Interest                   $ 35,800     $ 34,253
                                                           ========     ========
Cash Paid During the Period for Income Taxes               $274,489     $221,034
                                                           ========     ========
Liabilities Assumed from Acquisitions                      $ 11,117     $ 59,606
                                                           ========     ========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) INVENTORIES:

Inventories at June 30, 2002 and December 31, 2001 were as follows:

(In Thousands)
                                                       June 30,        Dec 31,
                                                        2002            2001
                                                      ---------       ---------
Raw material                                           $279,797        $287,067
Work-in-process                                         101,670         101,418
Finished goods                                          576,051         605,671
                                                      ---------       ---------
                                                       $957,518        $994,156
                                                      =========       =========

(2) COMPREHENSIVE INCOME:

The only component of other comprehensive income that the Company has is foreign currency translation adjustments.

(In Thousands)

                                      Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                     --------------------     -----------------
                                       2002        2001         2002      2001
                                     --------    --------     --------  --------
Net income                           $267,511    $232,776     $244,068  $415,534
Foreign currency translation
 adjustments, net of tax              105,692     (79,806)      70,601   (47,875)
                                     --------    --------     --------  --------
 Total comprehensive income          $373,203    $152,970     $314,669  $367,659
                                     ========    ========     ========  ========
(3) DISCONTINUED OPERATIONS:

In December 2001, the Company's Board of Directors authorized the divestiture of the Consumer  Products  segment.  This  segment is  comprised  of the  following businesses:  Precor  specialty  exercise  equipment,  West Bend  appliances  and premium  cookware,  and Florida Tile ceramic tile.  The  Company's  consolidated financial  statements  for all  periods  have been  restated  to  present  these businesses as discontinued  operations in accordance with Accounting  Principles
Board Opinion No. 30. The Company intends to dispose of these businesses through sale  transactions  by the end of 2002,  and does not  expect to incur a loss on their  disposal.  As  of  June  30,  2002,  none  of  the  businesses  had  been sold. Results of the discontinued operations were as follows:

(In Thousands)

                                    Three Months Ended      Six Months Ended
                                         June 30                June 30
                                   ------------------    -------------------
                                     2002       2001       2002       2001
                                   -------    -------    --------   --------
Operating revenues                 $94,016    $92,611    $195,070   $193,604
                                   =======    =======    ========   ========
Pro forma operating income/(loss)  $ 4,436    $ (472)    $ 12,887   $  1,327
                                   =======    =======    ========   ========
Pro forma income/(loss) before
  income taxes                     $ 3,935    $(1,909)   $ 10,080   $   (535)
Income taxes                         1,669       (820)      3,739       (396)
                                   -------    -------    --------   --------
 Pro forma income from
   discontinued operations         $ 2,266   $(1,089)    $  6,341   $   (139)
                                   =======   =======     ========   ========

The actual  results for 2001 have been  adjusted to reflect the pro forma effect of  the  elimination  of  the  amortization  of  goodwill  and  indefinite-lived intangible assets of $593,000 and $1,186,000, respectively, for the three months and six months ended June 30, 2001. The Company has allocated  general corporate interest  expense to discontinued  operations  based on proportional  net assets excluding  general  corporate debt.  Interest expense  allocated to discontinued
operations  was $1,016,000 and $1,029,000 for the six months ended June 30, 2002 and 2001, respectively.

The net assets of the  discontinued  operations as of June 30, 2002 and December
31, 2001 were as follows:

(In Thousands)
                                                   June 30,             Dec 31,
                                                    2002                 2001
                                                  --------             --------
Accounts receivable                               $ 53,494             $ 64,897
Inventory                                           73,674               71,481
Accounts payable                                   (12,789)             (14,258)
Accrued liabilities                                (41,626)             (40,686)
Other, net                                          17,946               18,747
Net current assets of                             --------             --------
 discontinued operations                          $ 90,699             $100,181
                                                  ========             ========
Net plant and equipment                           $ 75,080             $ 79,730
Net goodwill and intangibles                        68,200               68,200
Other, net                                         (38,315)             (38,201)
Net noncurrent assets of                          --------             --------
 discontinued operations                          $104,965             $109,729
                                                  ========             ========

(4) INVESTMENTS:

In 2002, the Company  entered into  leveraged  leasing  transactions  related to mobile telecommunications  equipment with two major European  telecommunications companies.  The  components of the  Company's  total cash  investment  for these transactions of $144,676,000 were as follows:

(In Thousands)

Gross lease contracts receivable              $991,426
Non-recourse debt service                     (914,724)
Estimated residual value of leased assets      151,908
Unearned and deferred income                   (83,934)
                                              --------
                                              $144,676
                                              ========

(5) GOODWILL AND INTANGIBLE ASSETS:

Goodwill  represents  the  excess  cost  over  fair  value of the net  assets of purchased businesses.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS
142, the Company will no longer  amortize  goodwill and  intangibles  which have indefinite  lives.  SFAS 142 also requires that the Company assess  goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related  reporting  unit or intangible  asset.  On an on-going basis,  the Company expects to perform its annual  impairment  assessment in the first quarter of each year.

As an initial step in the SFAS 142 implementation  process, the Company assigned its goodwill and intangibles to approximately 300 of its reporting units.  Then, the fair value of each reporting unit was compared to its carrying  value.  Fair values were determined by discounting estimated future cash flows.

Based on the  Company's  initial  impairment  testing,  goodwill and  intangible assets were reduced by  $262,816,000  and a net after-tax  impairment  charge of
$221,890,000  ($0.72 per diluted share) was recognized as a cumulative effect of change in  accounting  principle in the first  quarter of 2002.  The  impairment charge was related to  approximately  40 businesses and primarily  resulted from evaluating  impairment under SFAS 142 based on discounted cash flows, instead of using undiscounted cash flows per the previous accounting standard.

The  changes in the  carrying  amount of  goodwill by segment for the six months ended June 30, 2002 were as follows:

(In Thousands)

              Engineered      Engineered      Specialty     Specialty
               Products -      Products -      Systems -     Systems
             North America  International  North America  International  Total
             -------------  -------------  -------------  ------------- -------
Balance,
Dec. 31, 2001   $574,962      $424,223       $853,557      $664,071   $2,516,813
Acquisitions      (6,061)        3,107          6,536        24,188       27,770
Impairment
 write-offs      (50,992)      (18,744)       (85,994)      (98,858)    (254,588)
Foreign currency
 translation        (171)       12,233             23        13,390       25,475
Balance,        --------      --------       --------      --------   ----------
June 30, 2002   $517,738      $420,819       $774,122      $602,791   $2,315,470
                ========      ========       ========      ========   ==========

Intangible assets as of June 30, 2002 and December 31, 2001 were as follows:

(In Thousands)

                             As of June 30, 2002      As of December 31, 2001
                           -----------------------    -----------------------
                                Accumulated                 Accumulated
                           Cost  Amortization  Net    Cost  Amortization  Net
                           ----  ------------  ---    ----  ------------  ----
Amortizable Intangibles:
 Trademarks and brands   $ 10,125 $ (2,102) $ 8,023  $ 9,339  $(1,685)  $ 7,654
 Customer lists and
  Relationships            13,971   (4,287)   9,684   28,371   (2,848)   25,523
 Patents                   85,976  (36,692)  49,284   74,971  (34,775)   40,196
 Noncompete agreements     65,402  (25,537)  39,865   63,203  (21,741)   41,462
 Other                     52,135  (27,818)  24,317   50,239  (25,648)   24,591
Indefinite-lived Intangibles:
 Trademarks and brands     93,721       --   93,721   82,455       --    82,455
                         -------- -------- -------- -------- --------  --------
Total Intangible Asset   $321,330 $(96,436)$224,894 $308,578 $(86,697) $221,881
                         ======== ======== ======== ======== ========  ========

Amortization expense related to amortizable intangible assets was $5,246,000 and
$10,118,000,  respectively,  for the three  months and six months ended June 30,
2002, and $4,755,000 and $9,434,000,  respectively, for the three months and six months ended June 30, 2001.

The estimated  amortization  expense of  intangible  assets for the years ending
December 31 is as follows:

(In Thousands)

2002            $20,175
2003             18,621
2004             17,893
2005             16,848
2006             15,387
2007             12,554

A reconciliation of the previously reported 2001 statement of income information to pro forma amounts that reflect the  elimination of  amortization  of goodwill and indefinite-lived intangible assets is presented below:

(In Thousands, except per share amounts)
                                   Three months ended         Six months ended
                                      June 30,2001              June 30, 2001
                                   ----------------------  ---------------------
                                             Per Share               Per Share
                                           --------------         --------------
                                   Amount  Basic  Diluted  Amount Basic  Diluted
                                   ------  -----  -------  ------ -----  -------
Income from continuing operations,
 as reported                      $234,458 $0.77   $0.77  $416,859 $1.37  $1.36
Amortization of goodwill and
 indefinite-lived intangible
 assets                             17,636  0.06    0.06    34,195  0.11   0.11
Pro forma income from             --------                --------
 continuing operations             252,094  0.83    0.82   451,054  1.49   1.47

Loss from discontinued
 operations, as reported            (1,682)(0.01)  (0.01)   (1,325)(0.00) (0.00)
Amortization of goodwill and
 indefinite-lived intangible assets    593  0.00    0.00     1,186  0.00   0.00
Pro forma loss from discontinued  --------                --------
 operations                         (1,089)(0.00)  (0.00)     (139)(0.00) (0.00)
                                  --------                --------
Pro forma net income              $251,005  0.83    0.82  $450,915  1.49   1.47
                                  ========                ========
(6) SHORT-TERM DEBT:

In June 2002, the Company entered into a $400,000,000  Line of Credit  Agreement with a termination date of June 20, 2003.

(7) LONG-TERM DEBT:

In  April  2002,  a  subsidiary  of the  Company  issued  $250,000,000  of 6.55%
preferred debt  securities  due December 31, 2011 at 99.849% of face value.  The effective interest rate of the preferred debt securities is 6.74%.

(8) SEGMENT INFORMATION:

See  Management's  Discussion and Analysis for information  regarding  operating revenues and operating income for the Company's segments.

Item 2 - Management's Discussion and Analysis

ENGINEERED PRODUCTS - NORTH AMERICA

Businesses  in this segment are located in North America and  manufacture  short lead-time  plastic and metal  components and fasteners,  and specialty  products such as polymers, fluid products and resealable packaging.

(Dollars in Thousands)
                       Three Months Ended           Six Months Ended
                            June 30                      June 30
                     ------------------------    ------------------------
                        2002          2001          2002         2001
                     ----------    ----------    ----------    ----------
Operating revenues   $  807,795    $  776,853    $1,546,245    $1,521,448

Operating income        155,313       139,757       280,092       249,450

Margin %                  19.2%         18.0%         18.1%         16.4%

Operating   revenues  increased  4%  in  the  second  quarter  and  2%  for  the year-to-date  period as a result of base business  revenues  increasing by 1% in the second quarter and decreasing by 1% on a  year-to-date  basis.  Acquisitions increased revenues by 3% for both periods.  Base business revenues increased for the second  quarter of 2002 mainly due to strong  demand in the  automotive  end markets.  For the year-to-date  period,  higher base business  revenues from the automotive  businesses  were  offset by  weakness  in the  industrial  plastics,
machined   components,   construction,   polymers  and   electronics   packaging
businesses.  Operating income  increased 11% and 12% for the respective  periods primarily  due to lower  nonrecurring  costs and cost  control  measures  in the automotive  and  construction  businesses.  Margins  increased 120 and 170 basis points, respectively, due to increased revenues and reduced costs.

ENGINEERED PRODUCTS - INTERNATIONAL

Businesses in this segment are located  outside  North  America and  manufacture short  lead-time  plastic and metal  components  and  fasteners,  and  specialty products such as polymers, fluid products and electronic component packaging.

(Dollars in Thousands)
                       Three Months Ended           Six Months Ended
                            June 30                      June 30
                     ------------------------    ------------------------
                        2002          2001          2002         2001
                     ----------    ----------    ----------    ----------

Operating revenues    $391,551      $380,460      $723,584      $741,653

Operating income        58,628        48,489        86,855        86,534

Margin %                 15.0%         12.7%         12.0%         11.7%

For the second quarter of 2002,  operating revenue increased 3% primarily due to a 2% increase from  acquisitions,  a 1% base business increase and a 1% increase related  to  currency  fluctuation.  Base  business  revenue  increases  in  the construction,  industrial  plastics and  electronics  packaging  businesses were offset by lower sales in the automotive  operations.  For the six-month  period, revenues  decreased 2% mainly due to a base business  revenue  decrease of 1%, a decrease  related to currency  translation of 2%, and lower revenues  related to divestitures of 1%,  partially offset by increased  acquisition  revenues of 2%.
Operating  income  increased  21% the second  quarter and remained  flat for the first half of 2002, with corresponding  margin gains of 230 and 30 basis points.
Income and margin  improvements in the second quarter were primarily  related to the construction,  industrial plastics and electronics packaging units. Currency translation  had no  impact on  operating  income in the  second  quarter  and a negative 1% impact on year-to-date operating income.

SPECIALTY SYSTEMS -NORTH AMERICA

Businesses  in this  segment  are located in North  America  and produce  longer lead-time  machinery  and  related  consumables,  and  specialty  equipment  for applications such as food service and industrial finishing.

(Dollars in Thousands)
                       Three Months Ended           Six Months Ended
                            June 30                      June 30
                     ------------------------    ------------------------
                        2002          2001          2002         2001
                     ----------    ----------    ----------    ----------

Operating revenues   $  870,921    $  874,472    $1,697,283    $1,721,478

Operating income        137,091       129,463       248,220       238,469

Margin %                  15.7%         14.8%         14.6%         13.9%

In 2002,  operating  revenues were  essentially  flat for the second quarter and decreased 1% for the year-to-date  period.  Base business revenue declines of 5%
and 6% for the three-month and six-month periods,  respectively,  were offset by acquisition revenue increases of 4% and 5%, respectively. For both periods, base business  revenue  decreases in the  industrial  packaging,  food  equipment and finishing  businesses  were  offset  by  increases  in the  welding  businesses.
Operating  income  increased 6% in the second  quarter and 4%  year-to-date  due mainly to acquisitions and cost  containment  strategies.  Margins  increased 90 basis points and 70 basis points,  respectively,  due to lower costs in the food equipment and industrial packaging businesses.

SPECIALTY SYSTEMS - INTERNATIONAL

Businesses in this segment are located  outside  North  America and  manufacture longer lead-time machinery and related consumables,  and specialty equipment for applications such as food service and industrial finishing.

(Dollars in Thousands)
                       Three Months Ended           Six Months Ended
                            June 30                      June 30
                     ------------------------    ------------------------
                        2002          2001          2002         2001
                     ----------    ----------    ----------    ----------

Operating revenues    $425,423      $437,850      $791,017      $839,606

Operating income        53,432        59,676        82,409        95,676

Margin %                 12.6%         13.6%         10.4%         11.4%

Operating  revenues  decreased 3% for the second  quarter of 2002 and 6% for the year-to-date  period due mainly to lower base  business  revenues  of 6% and 8%, respectively,  primarily related to the industrial packaging, food equipment and decorating  businesses.  Acquisitions  increased  revenues  by 3% and 4% for the respective  periods.  The  translation  impact was  neutral  for the quarter and reduced revenues by 2% for the year-to-date  period.  Operating income decreased by 10% and 14% for the respective periods and margins decreased 100 basis points in both periods  mainly due to lower revenues and higher  nonrecurring  costs in
2002.

LEASING AND INVESTMENTS

This  segment  makes  opportunistic   investments  in  mortgage-related  assets,
leveraged and direct financing leases of telecommunications,  aircraft and other equipment,  properties  and property  developments,  affordable  housing,  and a venture capital fund.

(In Thousands)
                       Three Months Ended       Six Months Ended
                            June 30                  June 30
                       ------------------      ------------------
                          2002      2001         2002      2001
                       --------   -------      -------   --------
Operating revenues      $40,541   $40,957      $72,637   $81,280

Operating income         24,544    23,209       41,331    45,971

Operating  revenues decreased 1% in the second quarter due mainly to declines in customer  finance  revenue  offset by revenues  from the new  telecommunications leveraged  leases.  Income increased 6% in the second quarter due to income from the telecommunications leveraged leases. Year-to-date revenues decreased 11% and operating income decreased 10% primarily due to a gain on the sale of a property in the first quarter of 2001.

OPERATING REVENUES

The  reconciliation of segment operating revenues to total operating revenues is as follows:

                                       Three months ended     Six months ended
                                           June 30                June 30
                                    --------------------- ----------------------
                                       2002       2001       2002       2001
                                    ---------- ---------- ---------- -----------
Engineered Products - North America $  807,795 $  776,853 $1,546,245 $ 1,521,448
Engineered Products - International    391,551    380,460    723,584     741,653
Specialty Systems - North America      870,921    874,472  1,697,283   1,721,478
Specialty Systems - International      425,423    437,850    791,017     839,606
Leasing and Investments                 40,541     40,957     72,637      81,280
                                    ---------- ---------- ----------  ----------
  Total segment operating revenues   2,536,231  2,510,592  4,830,766   4,905,465
Intersegment revenues                 (101,606)   (93,090)  (191,487)   (192,123)
                                    ---------- ---------- ----------  ----------
  Total company operating revenues  $2,434,625 $2,417,502 $4,639,279  $4,713,342
                                    ========== ========== ==========  ==========
OPERATING INCOME

Segment  operating  income for 2001 was restated to exclude the  amortization of goodwill and  indefinite-lived  intangible assets. The reconciliation of segment operating income to total operating income is as follows:

                                      Three months ended      Six months ended
                                           June 30                June 30
                                      -------------------   -------------------
                                        2002       2001       2002       2001
                                      --------   --------   --------   --------
Engineered Products - North America   $155,313   $139,757   $280,092   $249,450
Engineered Products - International     58,628     48,489     86,855     86,534
Specialty Systems - North America      137,091    129,463    248,220    238,469
Specialty Systems - International       53,432     59,676     82,409     95,676
Leasing and Investments                 24,544     23,209     41,331     45,971
                                      --------   --------   --------   --------
  Total segment operating income       429,008    400,594    738,907    716,100
Amortization of goodwill and
 indefinite-lived intangible assets         --    (20,722)        --    (39,955)
                                      --------   --------   --------   --------
  Total operating income              $429,008   $379,872   $738,907   $676,145
                                      ========   ========   ========   ========
OPERATING EXPENSES

Cost of revenues as a percentage of revenues decreased to 65.8% in the first six months  of  2002  versus  66.5%  in  2001  due to  cost  improvements.  Selling, administrative,  and research and development  expenses as a percent of revenues in the first half of 2002 versus 2001 were flat.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS
142, the Company will no longer  amortize  goodwill and  intangibles  which have indefinite  lives.  SFAS 142 also requires that the Company assess  goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related  reporting  unit or intangible  asset.  On an on-going basis,  the Company expects to perform its annual  impairment  assessment in the first quarter of each year.

As an initial step in the SFAS 142 implementation  process, the Company assigned its goodwill and intangibles to approximately 300 of its reporting units.  Then, the fair value of each reporting unit was compared to its carrying  value.  Fair values were determined by discounting estimated future cash flows.

Based on the  Company's  initial  impairment  testing,  goodwill and  intangible assets were reduced by  $262,816,000  and a net after-tax  impairment  charge of
$221,890,000  ($0.72 per diluted share) was recognized as a cumulative effect of change in  accounting  principle in the first  quarter of 2002.  The  impairment charge was related to  approximately  40 businesses and primarily  resulted from evaluating  impairment under SFAS 142 based on discounted cash flows, instead of using undiscounted cash flows per the previous accounting standard.

Amortization expense related to amortizable intangible assets was $5,246,000 and
$10,118,000   for  the  three  months  and  six  months  ended  June  30,  2002, respectively,  and $4,755,000 and $9,434,000 for the three months and six months ended June 30, 2001, respectively.

All pro forma data  presented  in this  report  reflect the  elimination  of the amortization of goodwill and indefinite-lived intangibles in prior years.

INTEREST EXPENSE

Interest expense increased to $35.9 million in the first six months of 2002 from
$35.5 million in 2001.

OTHER INCOME

Other  income was $4.1 million for the first half of 2002 versus $0.4 million in
2001,  primarily  due to losses on the sale of plant and  equipment  in 2001 and higher interest income in 2002.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $459.6 million ($1.49 per diluted share) in the first six months of 2002 was 10.3%  higher than 2001 income from  continuing operations of $416.9 million ($1.36 per diluted share).

Pro forma net income from  continuing  operations of $459.6 million in the first six months of 2002 was 1.9%  higher than 2001 pro forma  income from  continuing operations of $451.1 million. Net income from continuing  operations per diluted share of $1.49 for the first six months of 2002 was 1.4%  higher  than pro forma net income from  continuing  operations per diluted share of $1.47 for the first six months of 2001.

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in the first six months  of 2002  decreased  operating  revenues  for the  first  half of 2002 by approximately  $30  million and reduced  earnings  by  approximately  1 cent per diluted share.

DISCONTINUED OPERATIONS

In December 2001, the Company's Board of Directors authorized the divestiture of the Consumer Products segment.  Businesses in this segment are located primarily in North America and manufacture  household products that are used by consumers, including  West Bend small  electric  appliances  and premium  cookware,  Precor specialty  exercise equipment and Florida Tile ceramic tile. The Company intends to dispose of these businesses through sale transactions by the end of 2002, and does not expect to incur a net loss on the disposal of the  segment.  As of June
30, 2002, none of the businesses had been sold.

Operating results for the discontinued operations were as follows:

(Dollars in Thousands)
                       Three Months Ended        Six Months Ended
                            June 30                   June 30
                      -------------------      --------------------
                        2002        2001         2002        2001
                      --------     -------     --------    --------
Operating revenues     $94,016     $92,611     $195,070    $193,604

Pro forma operating
  income/(loss)          4,436        (472)      12,887       1,327

Margin %                  4.7%        (.5%)        6.6%         .7%

Operating revenues increased slightly in both periods of 2002 versus 2001 due to higher sales of specialty  exercise  equipment  offset by lower small  appliance revenues.  Operating  income and  margins  increased  significantly  due to cost improvements in the exercise equipment business.

LIQUIDITY AND CAPITAL RESOURCES

Summarized cash flow information was as follows:

(In Thousands)
                                   Three Months Ended      Six Months Ended
                                        June 30                June 30
                                  --------------------    --------------------
                                     2002      2001         2002        2001
                                  --------   ---------    --------    --------
Net cash provided by operating
 activities                       $281,292   $ 283,329    $564,186   $ 518,292
Plus: Proceeds from investments     16,343      25,087      28,170      47,137
Less: Additions to plant and
      equipment                    (68,656)    (65,860)   (132,707)   (135,392)
                                  --------   ---------    --------   ---------
Free operating cash flow          $228,979   $ 242,556    $459,649   $ 430,037
                                  ========   =========    ========   =========
Acquisitions                      $(56,636)  $(256,295)   $(91,983)  $(308,488)
Purchase of investments            (60,385)    (14,301)   (175,434)    (23,819)
Cash dividends paid                (67,352)    (60,751)   (134,436)   (121,241)
Net proceeds (repayments) of debt  116,170      96,393      75,297     (13,719)
Other, net                          43,537      19,824      70,022      62,853
Net increase in cash and          --------    --------    --------   ---------
 equivalents                      $204,313    $ 27,426    $203,115   $  25,623
                                  ========    ========    ========   =========

Return on average invested capital was as follows:

(Dollars in Thousands)
                                   Three Months Ended      Six Months Ended
                                        June 30                June 30
                                  -----------------------  ---------------------
                                      2002       2001         2002       2001
                                  ----------   ----------  ---------- ----------
Pro forma operating income after
 taxes                            $  275,757  $  260,386  $  480,290 $  465,465
                                  ==========  ==========  ========== ==========
Invested capital at end of period:
Total debt                        $1,656,402  $1,949,918  $1,656,402 $1,949,918
Less: Leasing and investment debt   (811,368)   (774,817)   (811,368)  (774,817)
Less: Cash                          (485,339)   (176,918)   (485,339)  (176,918)
                                  ----------  ----------   ---------- ----------
Adjusted net debt                    359,695     998,183     359,695    998,183
Total stockholders' equity         6,260,263   5,694,096   6,260,263  5,694,096
                                  ----------  ----------   ---------- ----------
Invested capital                  $6,619,958  $6,692,279  $6,619,958 $6,692,279
                                  ==========  ==========   ========== ==========
Average invested capital          $6,500,502  $6,595,301  $6,626,079 $6,554,000
                                  ==========  ==========   ========== ==========
Return on average invested capital     17.0%       15.8%        14.5%      14.2%
                                       =====       =====        =====      =====

Net working  capital at June 30, 2002 and  December  31, 2001 is  summarized  as follows:

(Dollars in Thousands)
                               June 30,      Dec. 31,       Increase/
                                 2002          2001        (Decrease)
                            -----------    ----------      ----------
Current Assets:
  Cash and equivalents       $  485,339    $  282,224       $203,115
  Trade receivables           1,584,827     1,450,029        134,798
  Inventories                   957,518       994,156        (36,638)
  Other                         331,866       336,654         (4,788)
Net current assets of
  discontinued operations        90,699       100,181         (9,482)
                             ----------    ----------       --------
                              3,450,249     3,163,244        287,005
Current Liabilities:         ----------    ----------       --------
  Short-term debt               171,338       313,447       (142,109)
  Accounts payable              400,412       367,249         33,163
  Accrued expenses              813,688       795,210         18,478
  Other                         105,274       100,006          5,268
                             ----------    ----------       --------
                              1,490,712     1,575,912        (85,200)
                             ----------    ----------       --------
Net Working Capital          $1,959,537    $1,587,332       $372,205
                             ==========    ==========       ========
Current Ratio                      2.31          2.01
                                   ====          ====
Accounts receivable  increased as a result of higher sales in the second quarter of 2002 versus the fourth quarter of 2001.  Inventories decreased as a result of a Company-wide effort to reduce inventory levels.

Total debt at June 30, 2002 and December 31, 2001 was as follows:

(Dollars in Thousands)
                                                 June 30,     Dec. 31,
                                                  2002          2001
                                               ----------    ----------
Short-term debt                                $  171,338    $  313,447
Long-term debt                                  1,485,064     1,267,141
                                               ----------    ----------
Total debt                                     $1,656,402    $1,580,588
                                               ==========    ==========
Total debt to capitalization                        20.9%         20.7%
Total debt to total capitalization
  (excluding Leasing and Investment segment)        12.8%         13.1%

In  April  2002,  a  subsidiary  of the  Company  issued  $250,000,000  of 6.55%
preferred debt  securities  due December 31, 2011 at 99.849% of face value.  The proceeds will be used for general corporate purposes.

The changes to stockholders' equity during 2002 were as follows:

(In Thousands)

Total stockholders' equity, December 31, 2001                  $6,040,738
Income from continuing operations                                 459,617
Income from discontinued operations                                 6,341
Cumulative effect of change in accounting principle              (221,890)
Cash dividends declared                                          (134,755)
Exercise of stock options, including tax benefits                  39,611
Currency translation adjustments                                   70,601
                                                               ----------
Total stockholders' equity, June 30, 2002                      $6,260,263
                                                               ==========
FORWARD-LOOKING STATEMENTS

This  document  contains  forward-looking  statements  within the meaning of the
Private Securities  Litigation Reform Act of 1995, including without limitation, statements regarding the profitable divestiture of the Consumer Products segment in 2002 and the estimated residual value of leased assets.  These statements are subject to certain  risks,  uncertainties,  and other  factors which could cause actual results to differ materially from those anticipated,  including,  without limitation,  the risks described  herein.  Important  factors that may influence future results include (1) a downturn in the construction,  automotive,  general industrial,  food retail and service, or real estate markets,  (2) deterioration in global and domestic business and economic  conditions,  particularly in North
America, European Community, and Australia, (3) an interruption in, or reduction in,  introducing  new products  into the  Company's  product  lines,  and (4) an unfavorable  environment for making  acquisitions or dispositions,  domestic and international,  including  adverse  accounting  or regulatory  requirements  and market values of candidates.

Part II - Other Information

Item 1 - Legal Proceedings

One of the  Company's  business  units has entered into a consent order with the
United States  Environmental  Protection Agency. In this order the business unit agreed  to a  penalty  being  assessed  against  it for  alleged  violations  of hazardous waste regulations issued under the Resource  Conservation and Recovery
Act of 1976.  The penalty  principally  relates to  activities  at a facility in
Kansas City that took place prior to the Company's  acquisition  of the business in July 1998. The Company never  operated at the Kansas City facility.  Pursuant to an  indemnification  agreement  with the former owners of the  business,  the
Company has been reimbursed for all but $50,000 of the $371,000 penalty.

Item 4 - Submission of Matters to a Vote of Security Holders

The  Company's  Annual  Meeting of  Stockholders  was held on May 10, 2002.  The following  members  were  elected to the  Company's  Board of  Directors to hold office for the ensuing year:

Nominees                  In Favor            Withheld
-------------------      -----------         ----------
W. F. Aldinger, III      269,858,904         2,935,703
M. J. Birck              269,864,293         2,930,314
M. D. Brailsford         269,873,157         2,921,450
J. R. Cantalupo          271,234,522         1,560,085
S. Crown                 269,897,720         2,896,888
D. H. Davis, Jr.         269,738,810         3,055,797
W. J. Farrell            271,249,211         1,545,396
R. C. McCormack          271,185,938         1,608,669
P. B. Rooney             270,865,485         1,929,123
H. B. Smith              271,284,441         1,510,166

Item 5 - Other Information

On August 12, 2002, in  accordance  with Order No. 4-460 and pursuant to Section
21(a)(1)  of the  Securities  Exchange  Act of  1934,  sworn  statements  by the principal  executive  and  financial  officers of Illinois  Tool Works Inc. were filed  with  the  Securities  and  Exchange  Commission.  Copies  of each  sworn statement are furnished as Exhibits 99.1 and 99.2 to this report.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit No.            Description
   3(b)                By-laws of Illinois Tool Works Inc., as amended.

   99.1                Statement under Oath of Principal Executive Officer
                       Regarding Facts and Circumstances Related to Exchange Act
                       Filings

   99.2                Statement under Oath of Principal Financial Officer
                       Regarding Facts and Circumstances Related to Exchange Act
                       Filings

(b) Reports on Form 8-K

On May 10, 2002,  the Company  filed a Current  Report on Form 8-K reporting the dismissal of Arthur Andersen LLP as the Company's  independent  auditors and the engagement of Deloitte and Touche LLP as its new independent auditors.

                                SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            ILLINOIS TOOL WORKS INC.

Dated: August 12, 2002             By:        /s/ Jon C. Kinney
----------------------                ------------------------------------------
                                            Jon C. Kinney, Senior Vice President
                                            and Chief Financial Officer

                                  CERTIFICATION

The following  statement is being made to the Securities and Exchange Commission solely for purposes of Section 906 of the  Sarbanes-Oxley Act of 2002 (18 U.S.C.
1349),  which  carries  with it  certain  criminal  penalties  in the event of a knowing or willful misrepresentation.

Each of the undersigned  hereby certifies that the Quarterly Report on Form 10-Q for the period  ended June 30,  2002 fully  complies  with the  requirements  of
Section 13(a) of the  Securities  Exchange Act of 1934 and that the  information contained  in  such  report  fairly  presents,  in all  material  respects,  the financial condition and results of operations of the registrant.

Dated: August 12, 2002             By:        /s/ W. James Farrell
----------------------                ------------------------------------------
                                             W. James Farrell, Chairman
                                             and Chief Executive Officer

Dated: August 12, 2002             By:        /s/ Jon C. Kinney
----------------------                ------------------------------------------
                                            Jon C. Kinney, Senior Vice President
                                            and Chief Financial Officer