Form 10-Q
period 2002-09-30
ILLINOIS TOOL WORKS INC
filed 2002-11-01
CIK 49826

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares of registrant's  common stock, $.01 par value,  outstanding at September 30, 2002: 306,434,121.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In Thousands Except for
 Per Share Amounts)

                                   Three Months Ended     Nine Months Ended
                                     September 30           September 30
                               -----------------------  ----------------------
                                  2002         2001        2002        2001
                               -----------  ----------  ----------  ----------
Operating Revenues              $2,401,038  $2,301,168  $7,040,317  $7,014,510
 Cost of revenues                1,561,548   1,527,862   4,612,670   4,660,477
 Selling, administrative,
  and research and development
  expenses                         437,526     420,832   1,276,658   1,276,025
 Amortization of goodwill
  and other intangible assets        5,028      27,825      15,146      77,214
                                 ---------   ---------   ---------   ---------
Operating Income                   396,936     324,649   1,135,843   1,000,794
 Interest expense                  (14,652)    (17,786)    (50,576)    (53,311)
 Other expense                      (6,524)     (2,915)     (2,390)     (2,480)
                                 ---------   ---------   ---------   ---------
Income from Continuing Operations
  Before Income Taxes              375,760     303,948   1,082,877     945,003
Income taxes                       131,500     106,067     379,000     330,263
                                 ---------   ---------   ---------   ---------
Income from Continuing Operations  244,260     197,881     703,877     614,740
Income (Loss) from Discontinued
  Operations                         1,276       1,174       7,617        (151)
Cumulative Effect of Change in
  Accounting Principle                  --          --    (221,890)         --
                                 ---------   ---------   ---------   ---------
Net Income                       $ 245,536   $ 199,055   $ 489,604   $ 614,589
                                 =========   =========   =========   =========

Income Per Share from
Continuing Operations:
  Basic                              $0.80       $0.65       $2.30       $2.02
  Diluted                            $0.79       $0.65       $2.28       $2.01

Income Per Share from
Discontinued Operations:
  Basic                               $ --        $ --       $0.02        $ --
  Diluted                             $ --        $ --       $0.02        $ --

Cumulative Effect Per Share of
Change in Accounting Principle:
  Basic                               $ --        $ --      $(0.73)       $ --
  Diluted                             $ --        $ --      $(0.72)       $ --

Net Income Per Share:
  Basic                              $0.80       $0.65       $1.60       $2.02
  Diluted                            $0.80       $0.65       $1.59       $2.01

Pro Forma Excluding Goodwill
Amortization:
  Income from Continuing
   Operations                    $ 244,260   $ 216,534   $ 703,877   $ 667,588
  Income per Diluted Share from
   Continuing Operations             $0.79       $0.71       $2.28       $2.18

Cash dividends:
  Paid                               $0.22       $0.20       $0.66       $0.60
  Declared                           $0.23       $0.22       $0.67       $0.62

Shares of common stock
Outstanding during the period:
  Average                          306,408     304,522     306,045     303,908
  Average assuming dilution        307,893     306,463     308,094     306,204

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                     STATEMENT OF FINANCIAL POSITION
                               (UNAUDITED)

(In Thousands)

ASSETS                            September 30, 2002   December 31, 2001

Current Assets:
  Cash and equivalents                     $720,421        $282,224
  Trade receivables                       1,574,888       1,450,029
  Inventories                               981,949         994,156
  Deferred income taxes                     196,847         197,428
  Prepaids and other current assets         133,981         139,226
  Net current assets of
   discontinued operations                   99,248         100,181
                                       ------------    ------------
      Total current assets                3,707,334       3,163,244
                                       ------------    ------------

Plant and Equipment:
  Land                                      118,116         114,649
  Buildings and improvements              1,007,599         960,232
  Machinery and equipment                 2,879,136       2,800,341
  Equipment leased to others                130,278         123,422
  Construction in progress                  150,365         105,316
                                       ------------    ------------
                                          4,285,494       4,103,960
  Accumulated depreciation               (2,648,767)     (2,470,270)
                                       ------------    ------------
  Net plant and equipment                 1,636,727       1,633,690
                                       ------------    ------------

Investments                               1,412,901       1,278,285
Goodwill                                  2,374,807       2,516,813
Intangible Assets                           220,171         221,881
Deferred Income Taxes                       500,206         439,278
Other Assets                                473,486         459,429
Net Noncurrent Assets of
  Discontinued Operations                   102,168         109,729
                                       ------------    ------------
                                        $10,427,800      $9,822,349
                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                          $132,804        $313,447
  Accounts payable                          416,043         367,249
  Accrued expenses                          847,831         795,210
  Cash dividends payable                     70,480          67,084
  Income taxes payable                       51,721          32,922
                                       ------------    ------------
    Total current liabilities             1,518,879       1,575,912
                                       ------------    ------------
Non-current Liabilities:
  Long-term debt                          1,474,666       1,267,141
  Other liabilities                         936,015         938,558
                                       ------------    ------------
    Total non-current liabilities         2,410,681       2,205,699
                                       ------------    ------------
Stockholders' Equity:
  Common stock                                3,067           3,052
  Additional Paid-in-Capital                716,910         675,856
  Income reinvested in the business       6,049,789       5,765,421
  Common stock held in treasury              (1,662)         (1,666)
  Cumulative translation adjustment        (269,864)       (401,925)
                                       ------------    ------------
      Total stockholders' equity          6,498,240       6,040,738
                                       ------------    ------------
                                        $10,427,800      $9,822,349
                                       ============    ============

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)
                                                            Nine Months Ended
                                                              September 30
                                                          ---------------------
                                                             2002        2001
                                                          ----------   --------
Cash Provided by (Used for) Operating Activities:
 Net income                                                $489,604     $614,589
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   (Income)loss from discontinued operations                 (7,617)         151
   Non-cash goodwill impairment charge                      221,890           --
   Depreciation and amortization                            228,098      294,774
   Change in deferred income taxes                          (13,760)     (16,212)
   Provision for uncollectible accounts                      19,737       12,051
   Loss on sale of plant and equipment                        2,012        5,136
   Income from investments                                 (105,722)    (107,810)
   Non-cash interest on nonrecourse debt                     29,742       32,229
   Loss on sale of operations and affiliates                  3,233        4,302
   Other non-cash items, net                                  2,135       (5,770)
                                                          ---------    ---------
   Cash provided by operating activities                    869,352      833,440
Changes in assets and liabilities:
 (Increase) decrease in--
   Trade receivables                                        (80,563)      53,685
   Inventories                                               42,351       84,016
   Prepaid expenses and other assets                         (1,898)           5
   Net assets of discontinued operations                     16,456       22,090
 Increase (decrease) in:
   Accounts payable                                          20,824      (80,272)
   Accrued expenses and other liabilities                    45,807      (54,214)
   Income taxes payable                                      31,741       62,924
 Other, net                                                      74         (278)
                                                          ---------    ---------
  Net cash provided by operating activities                 944,144      921,396
                                                          ---------    ---------
Cash Provided by (Used for) Investing Activities:
 Acquisition of businesses (excluding cash and
  equivalents) and additional interest in affiliates       (105,715)    (535,334)
 Additions to plant and equipment                          (192,547)    (193,420)
 Purchase of investments                                   (190,812)     (77,639)
 Proceeds from investments                                   49,329       67,536
 Proceeds from sale of plant and equipment                   19,757       14,148
 Proceeds from sale of operations and affiliates              4,105        9,800
 Sales of short-term investments                              1,736        1,638
 Other, net                                                   2,658        1,377
                                                          ---------    ---------
   Net cash used for investing activities                  (411,489)    (711,894)
                                                          ---------    ---------
Cash Provided by (Used for) Financing Activities:
 Cash dividends paid                                       (201,839)    (182,140)
 Issuance of common stock                                    40,888       46,650
 Net borrowings (repayments) of short-term debt            (210,101)       6,039
 Proceeds from long-term debt                               254,230        4,182
 Repayments of long-term debt                               (27,662)      (9,986)
 Other, net                                                   1,434        1,464
                                                          ---------    ---------
  Net cash used for financing activities                   (143,050)    (133,791)
                                                          ---------    ---------
Effect of Exchange Rate Changes on Cash and Equivalents      48,592        2,307
                                                          ---------    ---------
Cash and Equivalents:
  Increase during the period                                438,197       78,018
  Beginning of period                                       282,224      151,295
                                                          ---------    ---------
  End of period                                            $720,421     $229,313
                                                          =========    =========
Cash Paid During the Period for Interest                    $53,697      $64,194
                                                          =========    =========
Cash Paid During the Period for Income Taxes               $300,889     $266,899
                                                          =========    =========
Liabilities Assumed from Acquisitions                       $25,694      $93,095
                                                          =========    =========

                ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)

(1) INVENTORIES:

Inventories at September 30, 2002 and December 31, 2001 were as follows:

(In Thousands)
                     September 30,    December 31,
                        2002             2001
                     ------------     ------------

Raw material          $289,545         $287,067
Work-in-process        105,644          101,418
Finished goods         586,760          605,671
                      --------         --------
                      $981,949         $994,156
                      ========         ========

(2) COMPREHENSIVE INCOME:

The only component of other comprehensive income that the Company has is foreign currency translation adjustments.

(In Thousands)

                                   Three Months Ended      Nine Months Ended
                                     September 30            September 30
                                  -------------------   --------------------
                                    2002       2001       2002       2001
                                  --------   --------   --------   --------
Net income                        $245,536   $199,055   $489,604   $614,589
Foreign currency translation
 adjustments, net of tax            61,460     63,198    132,061     15,323
                                  --------   --------   --------   --------

 Total comprehensive income       $306,996   $262,253   $621,665   $629,912
                                  ========   ========   ========   ========

(3) DISCONTINUED OPERATIONS:

In December 2001, the Company's Board of Directors authorized the divestiture of the Consumer  Products  segment.  This  segment is  comprised  of the  following businesses:  Precor  specialty  exercise  equipment,  West Bend  appliances  and premium  cookware,  and Florida Tile ceramic tile.  The  Company's  consolidated financial  statements  for all  periods  have been  restated  to  present  these businesses as discontinued  operations in accordance with Accounting  Principles
Board  Opinion  No. 30. On October 31,  2002,  the sales of Precor and West Bend were  completed.  An agreement for the sale of Florida Tile is being  negotiated and is expected to be completed in the fourth  quarter of 2002. The Company does not expect to incur a net loss on the  disposal of the  segment.  Results of the discontinued operations were as follows:

(In Thousands)

                             Three Months Ended      Nine Months Ended
                                September 30           September 30
                             -------------------   -------------------
                               2002       2001       2002       2001
                             --------   --------   --------   --------
Operating revenues            $91,831    $94,477   $286,901   $288,081
                             ========   ========   ========   ========

Pro forma operating income     $3,713     $3,560    $16,600     $4,887
                             ========   ========   ========   ========

Pro forma income before
  income taxes                 $3,206     $2,800    $13,286     $2,265
Income taxes                    1,930      1,033      5,669        637
                             --------   --------   --------   --------
 Pro forma income from
   discontinued operations     $1,276     $1,767     $7,617     $1,628
                             ========   ========   ========   ========

The actual  results for 2001 have been  adjusted to reflect the pro forma effect of  the  elimination  of  the  amortization  of  goodwill  and  indefinite-lived intangible assets of $593,000 and $1,779,000, respectively, for the three months and nine months ended September 30, 2001.

The Company has allocated  general  corporate  interest  expense to discontinued
operations based on proportional net assets  excluding  general  corporate debt.
Interest  expense  allocated  to  discontinued  operations  was  $1,536,000  and
$1,544,000 for the nine months ended September 30, 2002 and 2001, respectively.

The net assets of the  discontinued  operations  as of  September  30,  2002 and
December 31, 2001 were as follows:

(In Thousands)
                                       Sept. 30,       Dec. 31,
                                         2002            2001
                                      ----------      ----------

Accounts receivable                     $55,613         $64,897
Inventory                                78,880          71,481
Accounts payable                        (12,230)        (14,258)
Accrued liabilities                     (40,739)        (40,686)
Other, net                               17,724          18,747
                                      ---------       ---------
Net current assets of
 discontinued operations                $99,248        $100,181
                                      =========       =========

Net plant and equipment                 $72,875         $79,730
Net goodwill and intangibles             68,200          68,200
Other, net                              (38,907)        (38,201)
                                      ---------       ---------
Net noncurrent assets of
 discontinued operations               $102,168        $109,729
                                      =========       =========

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

As the first step in the SFAS 142 implementation  process,  the Company assigned its recorded  goodwill and  intangibles  to  approximately  300 of its reporting units.  Then, the fair value of each reporting unit was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

Based on the  Company's  initial  impairment  testing,  goodwill and  intangible assets were reduced by  $262,816,000  and a net after-tax  impairment  charge of
$221,890,000  ($0.72 per diluted share) was recognized as a cumulative effect of change in  accounting  principle in the first  quarter of 2002.  The  impairment charge was related to  approximately  40 businesses and primarily  resulted from evaluating  impairment under SFAS 142 based on discounted cash flows, instead of using undiscounted cash flows as required by the previous accounting standard.

The  changes in the  carrying  amount of goodwill by segment for the nine months ended September 30, 2002 were as follows:

(In Thousands)

                Engineered    Engineered     Specialty      Specialty
                 Products -    Products -     Systems -      Systems -
               North America International  North America  International  Total
               ------------- -------------  -------------  -------------  -----
Balance,
 Dec. 31, 2001  $574,962       $424,223       $853,557     $664,071   $2,516,813
Acquisitions     (12,694)         9,938         40,622       34,245       72,111
Impairment
 write-offs      (51,002)       (18,745)       (85,977)     (98,858)    (254,582)
Foreign currency
 translation        (235)        17,350             --       23,350       40,465
                --------       --------       --------     --------   ----------
Balance,
Sept. 30, 2002  $511,031       $432,766       $808,202     $622,808   $2,374,807
                ========       ========       ========     ========   ==========

Intangible  assets  as of  September  30,  2002 and  December  31,  2001 were as follows:

(In Thousands)

                             As of September 30, 2002   As of December 31, 2001
                            -------------------------  ------------------------
                                   Accumulated               Accumulated
                            Cost   Amortization  Net   Cost  Amortization   Net
                            ----   ------------  ---   ----  ------------   ---
Amortizable Intangibles:
 Trademarks and brands     $9,902  $(2,261)    $7,641   $9,339 $(1,685)  $7,654
 Customer lists and
  Relationships            13,971   (4,531)     9,440   28,371  (2,848)  25,523
 Patents                   86,002  (38,667)    47,335   74,971 (34,762)  40,209
 Noncompete agreements     66,954  (27,802)    39,152   63,203 (21,742)  41,461
 Other                     52,063  (28,828)    23,235   50,239 (25,648)  24,591
Indefinite-lived Intangibles:
 Trademarks and brands     93,368       --    93,368    82,443      --   82,443
                         -------- ---------  -------- -------- -------- -------
Total Intangible Assets  $322,260 $(102,089) $220,171 $308,566 $(86,685)$221,881
                         ======== =========  ======== ======== ======== ========

Amortization expense related to amortizable intangible assets was $5,028,000 and
$15,146,000,  respectively, for the three months and nine months ended September
30, 2002, and $5,994,000 and $15,428,000, respectively, for the three months and nine months ended September 30, 2001.

The estimated  amortization  expense of  intangible  assets for the years ending
December 31 is as follows:

(In Thousands)

2002                 $20,078
2003                  17,693
2004                  16,978
2005                  15,962
2006                  14,518
2007                  11,660

A reconciliation of the previously reported 2001 statement of income information to pro forma amounts that reflect the  elimination of  amortization  of goodwill and indefinite-lived intangible assets is presented below:

(In Thousands, except per share amounts)
                                       Three months ended     Nine months ended
                                       September 30, 2001     September 30, 2001
                                     ----------------------   ------------------
                                               Per Share             Per Share
                                             -------------         -------------

                                     Amount  Basic Diluted  Amount Basic Diluted
                                     ------  ----- -------  ------ ----- -------

Income from continuing
 operations, as reported           $197,881  $0.65   $0.65  $614,74 $2.02  $2.01
Amortization of goodwill
 and indefinite-lived
 intangible assets                   18,653   0.06    0.06   52,848  0.17   0.17
                                    -------                 -------
Pro forma income from continuing
 operations                         216,534   0.71    0.71  667,588  2.20   2.18
                                    -------                 -------

Income (loss) from discontinued
operations,as reported                1,174   0.00    0.0      (151)(0.00) (0.00)
Amortization of goodwill
 and indefinite-lived
 intangible assets                      593   0.00   0.00     1,779  0.01   0.01
                                    -------                 -------
Pro forma income from
 discontinued operations              1,767   0.01   0.01     1,628  0.01   0.01
                                    -------                 -------

Pro forma net income               $218,301   0.72   0.71  $669,216  2.20   2.19
                                    =======                 =======

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

(Dollars in Thousands)
                         Three Months Ended        Nine Months Ended
                            September 30             September 30
                     -------------------------   ------------------------
                        2002           2001         2002           2001
                     ----------      ---------   ----------     ----------

Operating revenues     $767,873      $748,054    $2,314,118     $2,269,502

Operating income        128,015       130,716       408,108        380,166

Margin %                   16.7%         17.5%        17.6%          16.8%

Operating  revenues increased 3% in the third quarter mainly as a result of base business revenues increasing by 3%, with acquisitions having no impact. The base business  revenue increase was mainly due to strong demand in the automotive and general  industrial  businesses,  offset  by  lower  demand  in  the  commercial construction end markets.  Year-to-date  operating  revenues increased 2% due to acquisitions.  Base business  revenue for the  year-to-date  period was flat, as higher  revenues from the automotive  businesses  were offset by weakness in the polymers, construction, electronic packaging and machined components businesses.
Operating  income in the third  quarter  declined by 2% and margins  declined 80 basis  points  as  contributions  from the  automotive  and  general  industrial businesses  resulting  from cost  control  measures  were  more  than  offset by weakness in the commercial  construction end market and increased warranty costs in  the  laminate  business.  For  the  year-to-date  period,  operating  income increased 7% and margins  increased  by 80 basis points  mainly due to increased revenues and reduced costs,  primarily in the automotive and general  industrial businesses.

ENGINEERED PRODUCTS - INTERNATIONAL

Businesses in this segment are located  outside  North  America and  manufacture short  lead-time  plastic and metal  components  and  fasteners,  and  specialty products such as polymers, fluid products and electronic component packaging.

(Dollars in Thousands)
                         Three Months Ended        Nine Months Ended
                            September 30             September 30
                     -------------------------   -------------------------
                        2002           2001         2002           2001
                     ----------     ----------   ----------     ----------

Operating revenues     $394,659      $341,729    $1,118,244     $1,083,383

Operating income         59,238        40,270       146,093        126,804

Margin %                  15.0%         11.8%         13.1%          11.7%

For the third quarter 2002, operating revenue increased 15% due to a 4% increase in base business,  a 2% increase from  acquisitions  and a 9% contribution  from currency fluctuation.  Base business revenues increased for the third quarter in the  construction,  automotive,  industrial  plastics and  electronic  packaging businesses.  For the nine-month period, revenues increased 3% mainly due to a 2%
increase in both acquisitions and currency  fluctuation  offset by a 1% decrease related to divestitures.  Year-to-date  base business revenue growth was flat as increases  in the  construction  businesses  were  offset  by  declines  for the automotive  operations.  Operating income increased 47% in the third quarter and
15% year-to-date,  with corresponding  margin gains of 320 and 140 basis points, respectively.  Income and margin  improvements  for both periods were  primarily related  to the  construction,  industrial  plastics  and  electronic  packaging businesses.  The automotive  business also  contributed to the income and margin increases for the third quarter. Currency translation positively impacted income in the third quarter and year-to-date period by 12% and 3%, respectively.

SPECIALTY SYSTEMS -NORTH AMERICA

Businesses  in this  segment  are located in North  America  and produce  longer lead-time  machinery  and  related  consumables,  and  specialty  equipment  for applications such as food service and industrial finishing.

(Dollars in Thousands)
                         Three Months Ended        Nine Months Ended
                            September 30             September 30
                     -------------------------   -------------------------
                        2002           2001         2002           2001
                     ----------     ----------   ----------     ----------

Operating revenues     $856,040      $867,243    $2,553,322     $2,588,720

Operating income        145,378       117,627       393,597        356,095

Margin %                  17.0%         13.6%         15.4%          13.8%

In 2002,  operating  revenues  declined  by 1% for both the  third  quarter  and year-to-date  period,  largely due to a continued weakness in customers' capital spending.  Base business  revenue  declines of 3% and 5% for the three-month and nine-month periods,  respectively,  were partially offset by acquisition revenue increases  of 2% and  4%,  respectively.  Both  periods  were  impacted  by base business declines in the industrial  packaging,  food equipment,  ground support equipment, and marking and decorating businesses. Operating income increased 24%
in the third quarter and 11%  year-to-date  mainly due to cost reductions in the food equipment,  industrial packaging, finishing and welding businesses. Margins increased  340 basis  points and 160 basis  points,  respectively,  due to lower costs in most businesses.

SPECIALTY SYSTEMS - INTERNATIONAL

Businesses in this segment are located  outside  North  America and  manufacture longer lead-time machinery and related consumables,  and specialty equipment for applications such as food service and industrial finishing.

(Dollars in Thousands)
                         Three Months Ended        Nine Months Ended
                            September 30             September 30
                     -------------------------   -------------------------
                        2002           2001         2002           2001
                     ----------      ---------   ----------     ----------

Operating revenues     $440,959      $403,975    $1,231,976     $1,243,580

Operating income         45,821        39,325       128,231        135,002

Margin %                  10.4%          9.7%         10.4%          10.9%

Operating  revenues  increased 9% for the third quarter of 2002 and decreased by
1% for the year-to-date period. The base businesses negatively impacted revenues by 3% and 6%,  respectively,  primarily  related to declines  in the  industrial packaging,  food equipment and  decorating  businesses.  Acquisitions  increased revenues by 3% for both periods while divestitures reduced revenues by 1% in the third  quarter and had a neutral  impact  year-to-date.  Translation  positively impacted  revenues by 9% and 2% for the  respective  periods.  Operating  income increased 17% for the third quarter of 2002 and decreased 5%  year-to-date.  For the third  quarter,  operating  income was  favorably  impacted by base business income and margin  increases in the food  equipment,  industrial  packaging  and finishing  businesses,  as well as a 12% increase  due to currency  fluctuation.
Year-to-date base business income decreased by 6% as a result of income declines in the industrial packaging, static control and decorating businesses, partially offset by higher income in the food  equipment  operations and a 2% increase due to currency translation.  Margins  correspondingly  decreased by 50 basis points for the year-to-date period.

LEASING AND INVESTMENTS

This  segment  makes  opportunistic   investments  in  mortgage-related  assets,
leveraged and direct financing leases of telecommunications,  aircraft and other equipment,  properties  and property  developments,  affordable  housing,  and a venture capital fund.

(In Thousands)
                         Three Months Ended        Nine Months Ended
                            September 30             September 30
                     -------------------------   ------------------------
                        2002           2001         2002          2001
                     ----------      ---------   ----------    ----------

Operating revenues    $34,782         $35,104    $107,419        $116,384

Operating income       18,484          18,542      59,814          64,513

In the third  quarter of 2002,  operating  revenues  decreased 1% and income was flat,  due mainly to losses on the sales of  commercial  mortgage and  equipment leasing  assets,  offset by revenue and income  from the new  telecommunications leveraged leases. For the year-to-date period,  revenues decreased 8% and income decreased 7%, as revenue and income from the telecommunications leases were more than offset by losses on sales in the commercial  mortgage and equipment leasing portfolios, and a gain on the sale of a property in 2001.

OPERATING REVENUES

The  reconciliation of segment operating revenues to total operating revenues is as follows:

                                     Three months ended     Nine months ended
                                        September 30            September 30
                                    ---------------------  ---------------------
                                       2002      2001        2002        2001
                                    ---------  ---------   ---------   ---------
Engineered Products - North America  $767,873   $748,054  $2,314,118  $2,269,502
Engineered Products - International   394,659    341,729   1,118,244   1,083,383
Specialty Systems - North America     856,040    867,243   2,553,322   2,588,720
Specialty Systems - International     440,959    403,975   1,231,976   1,243,580
Leasing and Investments                34,782     35,104     107,419     116,384
                                    ---------  ---------   ---------   ---------
  Total segment operating revenues  2,494,313  2,396,105   7,325,079   7,301,569
Intersegment revenues                 (93,275)   (94,937)   (284,762)   (287,059)
                                    ---------  ---------   ---------   ---------
  Total company operating revenues $2,401,038 $2,301,168  $7,040,317  $7,014,510
                                    =========  =========   =========   =========

OPERATING INCOME

Segment  operating  income for 2001 was restated to exclude the  amortization of goodwill and  indefinite-lived  intangible assets. The reconciliation of segment operating income to total operating income is as follows:

                                       Three months ended     Nine months ended
                                         September 30           September 30
                                     --------------------  ---------------------
                                        2002       2001       2002       2001
                                     ---------  ---------  ---------   ---------
Engineered Products - North America   $128,015   $130,716   $408,108    $380,166
Engineered Products - International     59,238     40,270    146,093     126,804
Specialty Systems - North America      145,378    117,627    393,597     356,095
Specialty Systems - International       45,821     39,325    128,231     135,002
Leasing and Investments                 18,484     18,542     59,814      64,513
                                       -------    -------  ---------   ---------
  Total segment operating income       396,936    346,480  1,135,843   1,062,580
Amortization of goodwill and
 indefinite-lived intangible assets         --    (21,831)        --     (61,786)
                                       -------    -------   ---------  ---------
  Total operating income              $396,936   $324,649  $1,135,843 $1,000,794
                                       =======    =======   =========  =========

OPERATING EXPENSES

Cost of revenues as a  percentage  of revenues  decreased  to 65.5% in the first nine  months  of 2002  versus  66.4%  in 2001 due to cost  improvements  in most businesses. Selling, administrative,  and research and development expenses as a percent of revenues in the nine-month  period declined slightly to 18.1% in 2002 versus 18.2% in 2001.

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

As the first step in the SFAS 142 implementation  process,  the Company assigned its recorded  goodwill and  intangibles  to  approximately  300 of its reporting units.  Then, the fair value of each reporting unit was compared to its carrying value. Fair values were determined by discounting estimated future cash flows.

Based on the  Company's  initial  impairment  testing,  goodwill and  intangible assets were reduced by  $262,816,000  and a net after-tax  impairment  charge of
$221,890,000  ($0.72 per diluted share) was recognized as a cumulative effect of change in  accounting  principle in the first  quarter of 2002.  The  impairment charge was related to  approximately  40 businesses and primarily  resulted from evaluating  impairment under SFAS 142 based on discounted cash flows, instead of using undiscounted cash flows as required by the previous accounting standard.

Amortization expense related to amortizable intangible assets was $5,028,000 and
$15,146,000  for the three  months and nine months  ended  September  30,  2002, respectively,  and  $5,994,000  and  $15,428,000  for the three  months and nine months ended September 30, 2001, respectively.

All pro forma data  presented  in this  report  reflect the  elimination  of the amortization of goodwill and indefinite-lived intangibles in prior years.

INTEREST EXPENSE

Interest  expense  decreased  to $50.6  million in the first nine months of 2002 from  $53.3  million in 2001  primarily  as a result of lower  commercial  paper borrowings  partially offset by interest  expense on the $250 million  preferred debt securities issued in April 2002.

OTHER EXPENSE

Other  expense  was $2.4  million  for the first nine months of 2002 versus $2.5 million in 2001,  primarily as a result of higher losses on foreign  currency in
2002 offset by lower  losses on the sale of plant and  equipment  in 2002 versus
2001.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $703.9 million ($2.28 per diluted share) in the first nine months of 2002 was 14.5% higher than 2001 income from  continuing operations of $614.7 million ($2.01 per diluted share).

Pro forma net income from  continuing  operations of $703.9 million in the first nine months of 2002 was 5.4% higher than 2001 pro forma  income from  continuing operations of $667.6 million. Net income from continuing  operations per diluted share of $2.28 for the first nine  months of 2002 was 4.6% higher than pro forma net income from  continuing  operations per diluted share of $2.18 for the first nine months of 2001.

FOREIGN CURRENCY

The weakening of the U.S.  dollar against  foreign  currencies in the first nine months of 2002 increased operating revenues for the first nine months of 2002 by approximately  $35 million and increased  earnings by  approximately  1 cent per diluted share.

DISCONTINUED OPERATIONS

In December 2001, the Company's Board of Directors authorized the divestiture of the Consumer Products segment.  Businesses in this segment are located primarily in North America and manufacture  household products that are used by consumers, including  West Bend small  electric  appliances  and premium  cookware,  Precor specialty  exercise equipment and Florida Tile ceramic tile. On October 31 2002, the sales of Precor and West Bend were  completed.  An agreement for the sale of
Florida Tile is being  negotiated  and is expected to be completed in the fourth quarter of 2002. The Company does not expect to incur a net loss on the disposal of the segment.

Operating results for the discontinued operations were as follows:

(Dollars in Thousands)
                         Three Months Ended        Nine Months Ended
                            September 30             September 30
                     -------------------------   ------------------------
                        2002           2001         2002          2001
                     ----------      ---------   ----------    ----------

Operating revenues     $91,831        $94,477     $286,901      $288,081

Pro forma operating
  income                 3,713          3,560       16,600        4,887

Margin %                  4.0%           3.8%         5.8%         1.7%

Operating  revenues  decreased  in both periods of 2002 versus 2001 due to lower small appliance revenues offset by higher sales of specialty exercise equipment.
Operating income and margins  increased due to cost improvements in the exercise equipment  and  Florida  Tile  businesses  offset  by lower  income in the small appliance businesses.

LIQUIDITY AND CAPITAL RESOURCES

Summarized cash flow information was as follows:

(In Thousands)
                                          Three Months Ended   Nine Months Ended
                                            September 30         September 30
                                          ------------------  ------------------
                                            2002      2001      2002      2001
                                          --------  --------  --------  --------

Net cash provided by operating activities $379,958  $403,104  $944,144  $921,396
Plus: Proceeds from investments             21,159    20,399    49,329    67,536
Less: Additions to plant and equipment     (59,840)  (58,028) (192,547) (193,420)
                                          --------  --------  --------  --------
Free operating cash flow                  $341,277  $365,475  $800,926  $795,512
                                          ========  ========  ========  ========

Acquisitions                              $(13,732)$(226,846)$(105,715)$(535,334)
Purchase of investments                    (15,378)  (53,820) (190,812)  (77,639)
Cash dividends paid                        (67,403)  (60,899) (201,839) (182,140)
Net proceeds (repayments) of debt          (58,830)   13,954    16,467       235
Other, net                                  49,148    14,531   119,170    77,384
                                          --------  --------  --------  --------
Net increase in cash and equivalents      $235,082   $52,395  $438,197   $78,018
                                          ========  ========  ========  ========

Return on average invested capital was as follows:

(Dollars in Thousands)
                                      Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                      -------------------  --------------------
                                        2002       2001       2002       2001
                                      --------   --------   --------   --------
Pro forma operating income
after taxes                           $258,008   $225,212   $738,298   $690,677
                                      ========   ========   ========   ========

Invested capital at end of period:
Total debt                          $1,607,470 $1,964,502 $1,607,470  $1,964,502
Less: Leasing and investment debt     (795,529)  (819,999)  (795,529)   (819,999)
Less: Cash                            (720,421)  (229,313)  (720,421)   (229,313)
                                     ---------  ---------  ---------   ---------
Adjusted net debt                       91,520    915,190     91,520     915,190
Total stockholders' equity           6,498,240  5,890,841  6,498,240   5,890,841
                                     ---------  ---------  ---------   ---------
Invested capital                    $6,589,760 $6,806,031 $6,589,760  $6,806,031
                                    ========== ========== ==========  ==========

Average invested capital            $6,604,859 $6,749,155 $6,610,980  $6,610,876
                                    ========== ========== ==========  ==========

Return on average invested capital       15.6%      13.3%      14.9%       13.9%
                                         =====      =====      =====       =====

Net working capital at September 30, 2002 and December 31, 2001 is summarized as follows:

(Dollars in Thousands)
                               Sept. 30,      Dec. 31,      Increase/
                                 2002           2001       (Decrease)
                              ----------     ----------    ----------

Current Assets:
  Cash and equivalents         $720,421      $282,224       $438,197
  Trade receivables           1,574,888     1,450,029        124,859
  Inventories                   981,949       994,156        (12,207)
  Other                         330,828       336,654         (5,826)
  Net current assets of
  discontinued operations        99,248       100,181           (933)
                             ----------    ----------     ----------
                              3,707,334     3,163,244        544,090
                             ----------    ----------     ----------
Current Liabilities:
  Short-term debt               132,804       313,447       (180,643)
  Accounts payable              416,043       367,249         48,794
  Accrued expenses              847,831       795,210         52,621
  Other                         122,201       100,006         22,195
                             ----------    ----------     ----------
                              1,518,879     1,575,912        (57,033)
                             ----------    ----------     ----------

Net Working Capital          $2,188,455    $1,587,332       $601,123
                             ==========    ==========     ==========

Current Ratio                                    2.44           2.01
                                                 ====           ====

Accounts  receivable  increased as a result of higher sales in the third quarter of 2002 versus the fourth quarter of 2001.

Accounts  payable  has  increased  as a result of the timing of  payments in the third  quarter  of 2002  versus  the  fourth  quarter  of 2001 and the effect of foreign currency translation.  The increase in accrued liabilities is the result of increases from foreign currency translation,  increased warranty reserves and various timing differences.

Total debt at September 30, 2002 and December 31, 2001 was as follows:

(Dollars in Thousands)
                                                Sept. 30,     Dec. 31,
                                                  2002          2001
                                               ----------    ----------

Short-term debt                                  $132,804      $313,447
Long-term debt                                  1,474,666     1,267,141
                                               ----------    ----------
Total debt                                     $1,607,470    $1,580,588
                                               ==========    ==========

Total debt to capitalization                        19.8%         20.7%
Total debt to capitalization
  (excluding Leasing and Investment segment)        12.0%         13.1%

In  April  2002,  a  subsidiary  of the  Company  issued  $250,000,000  of 6.55%
preferred debt  securities  due December 31, 2011 at 99.849% of face value.  The proceeds have been used for general corporate purposes.

The changes to stockholders' equity during 2002 were as follows:

(In Thousands)

Total stockholders' equity, December 31, 2001          $6,040,738
Income from continuing operations                         703,877
Income from discontinued operations                         7,617
Cumulative effect of change in accounting principle      (221,890)
Cash dividends declared                                  (205,236)
Exercise of stock options                                  41,073
Currency translation adjustments                          132,061
                                                      -----------
Total stockholders' equity, September 30, 2002         $6,498,240
                                                      ===========

FORWARD-LOOKING STATEMENTS

This  document  contains  forward-looking  statements  within the meaning of the
Private Securities  Litigation Reform Act of 1995, including without limitation, statements  regarding the divestiture of the Consumer  Products  segment in 2002 and the estimated residual value of leased assets.  These statements are subject to certain  risks,  uncertainties,  and other  factors  which could cause actual
results  to  differ  materially  from  those  anticipated,   including,  without
limitation,  the risks described  herein.  Important  factors that may influence future results include (1) a downturn in the construction,  automotive,  general industrial,  food retail and service, or real estate markets,  (2) deterioration in global and domestic business and economic  conditions,  particularly in North
America,  European  Community,  and  Australia,  (3) the  unfavorable  impact of foreign  currency  fluctuations,  (4)  an  interruption  in,  or  reduction  in,
introducing  new  products  into  the  Company's   product  lines,  and  (5)  an
unfavorable  environment for making  acquisitions or dispositions,  domestic and international,  including  adverse  accounting  or regulatory  requirements  and market values of candidates.

Item 4 - Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chairman and Chief Executive Officer and
Senior  Vice  President  and  Chief  Financial  Officer  believe  the  Company's disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and
15d-14) are effective in timely  alerting the  Company's  management to material information  required to be included  in this Form 10-Q and other  Exchange  Act filings.

There were no significant  changes in the company's  internal  controls or other factors that could significantly affect these controls subsequent to the date of their  evaluation  and  there  were  no  significant  deficiencies  or  material weaknesses which required corrective actions.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit No.   Description

10(a)         ITW Nonqualified Pension Benefits Plan, as amended effective
              January 1, 2002.

99(a)         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed  during the quarter for which this report is filed.

                                SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            ILLINOIS TOOL WORKS INC.

Dated: November 1, 2002             By:/s/ Jon C. Kinney
       ----------------                ------------------------------------
                                       Jon C. Kinney, Senior Vice President
                                       and Chief Financial Officer

                                 CERTIFICATIONS

                  Certification of Principal Executive Officer

I, W. James Farrell, Chairman and Chief Executive Officer, certify that:

1. I have  reviewed  this  quarterly  report on Form 10-Q of Illinois Tool Works
Inc.;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such  disclosure  controls and  procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

b)   evaluated the  effectiveness  of the registrant's  disclosure  controls and procedures  as of a date  within 90 days prior to the  filing  date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

5. The registrant's other certifying officer and I have disclosed,  based on our most recent evaluation,  to the registrant's auditors and the audit committee of the  registrant's  board of  directors  (or persons  performing  the  equivalent function):

a)   all  significant  deficiencies  in the  design  or  operation  of  internal controls which could adversely affect the  registrant's  ability to record, process,  summarize and report  financial data and have  identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud,  whether or not  material,  that  involves  management  or other employees  who  have  a  significant  role  in  the  registrant's  internal controls; and

6. The  registrant's  other  certifying  officer  and I have  indicated  in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002         /s/ W. James Farrell
       ----------------         ------------------------------------
                                W. James Farrell
                                Chairman and Chief Executive Officer

                  Certification of Principal Financial Officer

I, Jon C. Kinney, Chief Financial Officer, certify that:

1. I have  reviewed  this  quarterly  report on Form 10-Q of Illinois Tool Works
Inc.;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such  disclosure  controls and  procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

b)   evaluated the  effectiveness  of the registrant's  disclosure  controls and procedures  as of a date  within 90 days prior to the  filing  date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

5. The registrant's other certifying officer and I have disclosed,  based on our most recent evaluation,  to the registrant's auditors and the audit committee of the  registrant's  board of  directors  (or persons  performing  the  equivalent function):

a)   all  significant  deficiencies  in the  design  or  operation  of  internal controls which could adversely affect the  registrant's  ability to record, process,  summarize and report  financial data and have  identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud,  whether or not  material,  that  involves  management  or other employees  who  have  a  significant  role  in  the  registrant's  internal controls; and

6. The  registrant's  other  certifying  officer  and I have  indicated  in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002              /s/ Jon C. Kinney
       ----------------              ------------------------------------
                                     Jon C. Kinney, Senior Vice President
                                     and Chief Financial Officer