Form 10-K/A
period 2001-12-31
ILLINOIS TOOL WORKS INC
filed 2003-01-15
CIK 49826

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

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

                                   Yes X No __

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

       Shares of Common Stock outstanding at March 12, 2002-- 305,895,308.

                       Documents Incorporated by Reference

2001 Annual Report to Stockholders.................................Parts I, II,
IV Proxy Statement dated March 21, 2002 for Annual Meeting
 of Stockholders to be held on May 10, 2002........................Part III

                                    PART III

ITEM 13.  Certain Relationships and Related Transactions

The Company maintains a commercial banking  relationship with The Northern Trust
Company and its wholly owned  subsidiaries.  (The  Northern  Trust  Company is a wholly owned subsidiary of Northern Trust  Corporation.)  Susan Crown, Robert C.
McCormack and Harold B. Smith,  directors of ITW, are also directors of Northern
Trust  Corporation  and The  Northern  Trust  Company.  The  commercial  banking relationship  may  involve,  but is not  strictly  limited  to the use  of,  the following services:  creating and maintaining deposit accounts, credit services, investment banking services,  payment and collection  services,  trade services, credit enhancement or payment guaranty, acting as agent or fiduciary, consulting services, risk management services, and broker dealer services. In addition, The
Northern  Trust  Company  serves as the trustee  under the  Company's  principal pension  plans.  The banking and trustee  relationships  with The Northern Trust
Company are conducted in the ordinary course of business on an arms-length basis and all  amounts  paid to or  received  from  The  Northern  Trust  Company  are immaterial.

Information regarding directors and officers is incorporated by reference to the
information   under  the  captions   "Director   Compensation"   and  "Executive
Compensation"  in the Company's  Proxy  Statement for the 2002 Annual Meeting of
Stockholders.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of January
2003.

                            ILLINOIS TOOL WORKS INC.

                              By /s/ Jon C. Kinney
                                 -------------------------
                                 Jon C. Kinney
                                 Senior Vice President and
                                 Chief Financial Officer

                                 CERTIFICATIONS

                  Certification of Principal Executive Officer

I, W. James Farrell, Chairman and Chief Executive Officer, certify that:

1. I have reviewed  this report on Form 10-K/A of Illinois Tool Works Inc.;  and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this report.

Dated:  January 14, 2003                 /s/ W. James Farrell
                                         -------------------------
                                         W. James Farrell
                                         Chairman and Chief Executive Officer

                  Certification of Principal Financial Officer

I, Jon C. Kinney, Chief Financial Officer, certify that:

1. I have reviewed  this report on Form 10-K/A of Illinois Tool Works Inc.;  and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this report.

Dated:  January 14, 2003                 /s/ Jon C. Kinney
                                         -------------------------
                                         Jon C. Kinney, Senior Vice President
                                         and Chief Financial Officer