Form 10-K
period 2002-12-31
ILLINOIS TOOL WORKS INC
filed 2003-03-04
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Yes  X           No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X           No

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003, was approximately $14,600,000,000, based on the New York Stock Exchange closing sales price as of February 28, 2003.

          Shares of Common Stock outstanding at February 28, 2003 — 307,418,859.

Documents Incorporated by Reference

2002 Annual Report to Stockholders	Parts I, II, IV
2003 Proxy Statement for Annual Meeting of Stockholders to be held on May 9, 2003	Parts II and III

PART I

          ITEM 1. Business

General

      Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a worldwide manufacturer of highly engineered products and specialty systems.

      The Company has approximately 600 operations in 44 countries which are aggregated and organized for internal reporting purposes into the following five segments:

      Engineered Products — North America: Businesses in this segment are located in North America and manufacture a variety of short lead-time plastic and metal components and fasteners, as well as specialty products for a diverse customer base. These commercially oriented, value-added products become part of the customers’ products and typically are manufactured and delivered in a period of time of less than 30 days. In the plastic and metal components and fasteners category, product examples include cordless nailing systems for new housing and renovation projects, plastic interior door handles for automobiles and light trucks, and plastic shelving supports for household appliances. In the specialty products category, product examples include reclosable packaging for consumer food applications, specialty swabs and wipes for clean room usage, and specialty adhesives for household purposes.

      Engineered Products — International: Businesses in this segment are located outside North America and manufacture a variety of short lead-time plastic and metal components and fasteners, as well as specialty products for a diverse customer base. These commercially oriented, value-added products become part of the customers’ products and typically are manufactured and delivered in a period of time of less than 30 days. In the plastic and metal components and fastener category, products are similar to those made in North America and serve the construction, automotive and general industrial sectors. In the specialty products category, a product example includes electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips.

      Specialty Systems — North America: Businesses in this segment are located in North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented value-added products become part of the customers’ production process and typically are manufactured and delivered in a period of time of more than 30 days. In the machinery and related consumables category, examples of products include industrial packaging equipment and plastic and steel strap for the bundling and shipment of a variety products for customers in numerous end markets, welding equipment and consumables for a variety of end market users, and equipment and consumables that multi-pack cans and bottles for the food and beverage industry. In the specialty equipment category, product examples include commercial food equipment such as dishwashers, refrigerators and specialty scales for use by restaurants and supermarkets, and paint spray equipment for a variety of general industrial applications.

      Specialty Systems — International: Businesses in this segment are located outside North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented, value-added products become part of the customers’ production process and typically are manufactured and delivered in a period of time of more than 30 days. In the machinery and related consumables category, products are similar to those made in North America and include numerous equipment and consumables for use by the customers serving the general industrial and food and beverage sectors. In the specialty equipment category, products are used by food equipment and paint spray equipment customers.

      Leasing & Investments: Businesses in this segment make opportunistic investments in mortgage-related assets, leveraged and direct financing leases of telecommunications, aircraft and other equipment, properties and property developments, affordable housing and a venture capital fund. As a result of the Company’s strong cash flow, the Company has historically had excess funds to make opportunistic investments that meet the Company’s desired financial returns. The Company’s significant investments are described below:

1)	Mortgage investments — In 1995, 1996 and 1997, the Company invested a total of $300 million in three separate mortgage investments. Although it acquired commercial mortgage loans and real estate and issued nonrecourse notes payable in these transactions, the Company also entered into swap and related agreements with the seller of the assets to mitigate its real estate and credit risks relative to the mortgage loans and real estate and eliminate its interest rate risk relative to the nonrecourse notes payable. As a result of these transactions, the Company will receive cash of approximately $26 million per year and a portion of the disposition proceeds in the tenth year of each transaction, by which time all of the assets are expected to be sold. In addition, the swap counterparty will repay the principal and interest on the Company’s nonrecourse notes payable. See the Leasing & Investments section of the Management’s Discussion & Analysis on pages 22 through 25 of the Company’s 2002 Annual Report to Stockholders for further discussion of these mortgage investments.

2)	Leases of equipment — The Company has entered into numerous leases of equipment used in the telecommunications and transportation industries. These leases are accounted for as leveraged or direct financing leases. See the Investments note on pages 42 through 44 of the Company’s Annual Report to Stockholders for further discussion of these leases.

3)	Affordable housing limited partnerships — The Company has entered into several affordable housing limited partnerships primarily to receive tax benefits in the form of tax credits and tax deductions from operating losses. See the Investments note on pages 42 through 44 of the Company’s Annual Report to Stockholders for further discussion of these investments.

      A key element of the Company’s business strategy is its continuous 80/20 simplification process. The basic concept of this 80/20 process is to focus on what’s most important (the 20% of the items which account for 80% of the value) and spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 process to simply and focus on the keys parts of their business, and reduce complexity that may disguise what is truly important. Each of the Company’s 600 operations utilize the 80/20 process in all aspects of their business. Common applications of the 80/20 process include:

•	Simplifying manufactured product lines by reducing the number of products offered by combining the features of similar products, outsourcing products or eliminating products.

•	Simplifying the customer base by focusing on the 80/20 customers and finding different ways to serve the 20/80 customers.

•	Simplifying the supplier base by partnering with key 80/20 suppliers and reducing the number of 20/80 suppliers.

•	Designing business processes and systems around the key 80/20 activities.

      The result of the application of this 80/20 simplification process is that the Company’s operating and financial performance is improved. These 80/20 efforts often result in restructuring projects that reduce costs and improve margins.

      In November 1999, a wholly owned subsidiary of ITW merged with Premark International, Inc. (“Premark”), a commercial manufacturer of food equipment and laminate products. Shareholders of Premark received .8081 shares of ITW common stock in exchange for each share of Premark common stock outstanding. A total of 49,781,665 of ITW common stock shares were issued to the former Premark shareholders in connection with the merger. The merger was accounted for under the pooling-of-interests accounting method. Accordingly, ITW’s historical financial statements for periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Premark as though the companies had been combined during such periods.

      In December 2001, the Company’s Board of Directors authorized the divestiture of the Consumer Products segment. These businesses were acquired by ITW in 1999 as part of the Premark merger. Subsequent to the Premark merger, the Company determined that the consumer characteristics of the businesses in the Consumer Products segment were not a good long-term fit with the Company’s other industrial-focused businesses. Businesses in this segment are located primarily in North America and manufacture household products that are used by consumers, including Precor specialty exercise equipment, West Bend small appliances and premium cookware, and Florida Tile ceramic tile. On October 31, 2002 the sales of Precor and West Bend were completed, resulting in net cash proceeds of $207.9 million. The Company is actively marketing and intends to dispose of Florida Tile through a sale transaction in 2003. The Company’s estimated net gain on disposal of the segment is as follows:

			After-
In thousands	Pretax	Tax	Tax

Realized gains on 2002 sales of Precor and West Bend	$146,240	$51,604	$94,636
Estimated loss on 2003 sale of Florida Tile recorded in 2002	(123,874)	(31,636)	(92,238)

Estimated net gain on disposal of the segment	$22,366	$19,968	$2,398

      The estimated after tax net gain of $2.4 million on the segment has been deferred at December 31, 2002 pending the completion of the sale of Florida Tile in 2003.

      During the five-year period ending December 31, 2002, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.

Current Year Developments

      Refer to pages 20 through 31, Management’s Discussion and Analysis, in the Company’s 2002 Annual Report to Stockholders.

Financial Information about Segments and Markets

      Segment and geographic data are included on pages 20 through 28 and 52 through 54 of the Company’s 2002 Annual Report to Stockholders.

      The principal markets served by the Company’s four continuing manufacturing segments are as follows:

	% of 2002 Operating Revenues by
	Manufacturing Segment

	Engineered	Engineered	Specialty	Specialty
	Products-	Products-	Systems-	Systems-
	North	Inter-	North	Inter-
End Markets Served	America	national	America	national

Construction	45%	37%	10%	5%
Automotive	32	31	5	3
General Industrial	9	12	22	26
Food Retail and Service	—	—	29	21
Consumer Durables	4	7	3	2
Electronics	3	7	1	2
Food and Beverage	2	—	9	15
Industrial Capital Goods	2	1	5	5
Paper Products	—	—	3	4
Other	3	5	13	17

	100%	100%	100%	100%

      Operating results of the segments are described on pages 20 through 28 and 52 through 54 of the Company’s 2002 Annual Report to Stockholders.

      The Company’s manufacturing businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

      Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by continuing manufacturing segment as of December 31, 2002 and 2001 is summarized as follows:

	Backlog in Thousands of Dollars

	Engineered		Specialty
	Products-	Engineered	Systems-	Specialty
	North	Products-	North	Systems-
	America	International	America	International	Total

2002	$240,000	$150,000	$174,000	$108,000	$672,000
2001	$250,000	$148,000	$212,000	$121,000	$731,000

      Backlog orders scheduled for shipment beyond calendar year 2003 were not material in any manufacturing segment as of December 31, 2002.

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

      The Company is a leading producer of plastic and metal components and fasteners; laminate products; polymers and fluid products; welding products; packaging machinery and related consumables; food service equipment; and industrial finishing equipment.

Raw Materials

      The Company uses raw materials of various types, primarily metals, plastics and paper that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, nor are any such problems anticipated.

Research and Development

      The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 38 of the Company’s 2002 Annual Report to Stockholders.

      The Company owns approximately 2,400 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 900 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

      The Company believes that many of its patents are valuable and important. Nevertheless, the Company credits its leadership in the markets it serves to engineering capability; manufacturing techniques, skills and efficiency; marketing and sales promotion; and service and delivery of quality products to its customers. The expiration of any one of the Company’s patents would not have a material effect on the Company’s results of operations or financial position.

Trademarks

      Many of the Company’s products are sold under various owned or licensed trademarks, which are important to the Company. Among the most significant are: ITW, Apex, Bernard, Buildex, Chemtronics, Corex, Deltar, Devcon, DeVilbiss, Dymon, Dynatec, Fastex, Foster, Hi-Cone, Hobart, Keps, LPS, Magna, Magnaflux, Miller, Mima, Minigrip, Paktron, Paslode, Ramset, Ransburg, Red Head, Rocol, Shakeproof, Signode, Stero, Teks, Tempil, Tenax, Texwipe, Traulsen, Tri-Mark, Vulcan, Wilsonart and Zip-Pak.

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

Employees

      The Company employed approximately 48,700 persons as of December 31, 2002 and considers its employee relations to be excellent.

International

      The Company’s international operations include subsidiaries, joint ventures and licensees in 43 countries on six continents. These operations serve such markets as construction, automotive, food retail and service, general industrial, and others on a worldwide basis. The Company’s international operations contributed approximately 37% of operating revenues in 2002 and in 2001.

      Refer to pages 20 through 31 and 52 through 54 in the Company’s 2002 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Forward-looking Statements

      This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding availability of raw materials and energy, the cost of compliance with environmental regulations, the adequacy of internally generated funds, the recoverability of the Company’s investment in mortgage-related assets, the meeting of dividend payout objectives, the divestiture of the Florida Tile business in 2003, Premark’s target operating margins, payments under guarantees, the availability of additional financing and the Company’s 2003 forecasts. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community and Australia, (3) the unfavorable impact of foreign currency fluctuations, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) a continuing unfavorable environment for making acquisitions or dispositions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings.

Executive Officers

      Executive Officers of the Company as of February 28, 2003:

Name	Office	Age

Robert T. Callahan	Senior Vice President, Human Resources	61
W. James Farrell	Chairman and Chief Executive Officer	60
Russell M. Flaum	Executive Vice President	52
David T. Flood	Executive Vice President	51
Philip M. Gresh, Jr.	Executive Vice President	54
Thomas J. Hansen	Executive Vice President	54
Stewart S. Hudnut	Senior Vice President, General Counsel and Secretary	63
Jon C. Kinney	Senior Vice President and Chief Financial Officer	60
Frank S. Ptak	Vice Chairman	59
James M. Ringler	Vice Chairman	57
David B. Speer	Executive Vice President	51
Allan C. Sutherland	Senior Vice President, Leasing and Investments	39
Hugh J. Zentmeyer	Executive Vice President	56

      The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Messrs. Callahan, Flood, Gresh, and Ringler, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Mr. Callahan was elected Senior Vice President in 2002. He joined the Company in 1976 and has served the Company in various human resource capacities over the last 26 years. Mr. Flood was elected Executive Vice President in 2000. He joined the Company in 1993 and has held various management positions within the polymers, fluids and machined components businesses and previously worked for the company from 1976 to 1991. Mr. Gresh was elected Executive Vice President in 2000. He joined the Company in 1989 and has held various sales, marketing and general management positions with the consumer packaging businesses. Mr. Ringler was elected Vice Chairman in 1999. He joined Premark in 1990 where he served as President and Chief Operating Officer until May 1996. He served as Premark’s Chief Executive Officer and President from May 1996 to October 1997, after which he served as Chairman of the Board, Chief Executive Officer and President until Premark’s merger with the Company in November 1999.

Internet Information

      Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.itw.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2. Properties

      As of December 31, 2002 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number	Floor Space
	of
	Properties	Owned	Leased	Total

		(In millions of square feet)
Engineered Products — North America	150	8.1	3.6	11.7
Engineered Products — International	106	4.9	1.8	6.7
Specialty Systems — North America	142	8.6	3.3	11.9
Specialty Systems — International	116	6.6	2.2	8.8
Leasing and Investments	25	2.0	0.5	2.5
Corporate	9	1.5	0.0	1.5

	548	31.4	11.7	43.1

      The principal plants outside of the U.S. are in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Malaysia, Mexico, the Netherlands, Spain, Switzerland and the United Kingdom.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      This information is incorporated by reference to page 55 of the Company’s 2002 Annual Report to Stockholders. Information regarding the securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 6. Selected Financial Data

	2002	2001	2000	1999	1998

	In thousands (except per share amounts)
Operating revenues	$9,467,740	9,292,791	9,511,647	8,840,454	7,898,285
Income from continuing operations	$931,810	802,449	969,451	835,895	801,895
Income from continuing operations per common share:
Basic	$3.04	2.64	3.21	2.78	2.67
Diluted	$3.02	2.62	3.18	2.74	2.63
Total assets at year-end	$10,623,101	9,822,349	9,514,847	8,978,329	8,133,424
Long-term debt at year-end	$1,460,381	1,267,141	1,549,038	1,360,746	1,208,046
Cash dividends declared per common share	$.90	.84	.76	.65	.53

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Refer to pages 44 through 46 of the Company’s 2002 Annual Report to Stockholders for discussion of the effect of the change in accounting principle.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information is incorporated by reference to pages 20 through 31 of the Company’s 2002 Annual Report to Stockholders.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

      This information is incorporated by reference to pages 30 and 31 of the Company’s 2002 Annual Report to Stockholders.

ITEM 8. Financial Statements and Supplementary Data

      The financial statements and reports thereon of Deloitte & Touche LLP dated January 27, 2003, and Arthur Andersen LLP dated January 28, 2002, as found on pages 32 through 54 and the supplementary data found on page 55 of the Company’s 2002 Annual Report to Stockholders, are incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 10, 2002, the Company filed a Form 8-K confirming the dismissal of the Company’s independent auditors, Arthur Andersen LLP, and the engagement of the services of Deloitte & Touche LLP as its new independent auditors.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

      Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

      Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K on page 6.

      Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

      This information is incorporated by reference to the information under the caption “Executive Compensation,” “Director Compensation,” “Company Performance” and “Report of the Compensation Committee on Executive Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      This information is incorporated by reference to the information under the caption “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

      Additional information is incorporated by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Ownership of ITW Stock” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART IV

ITEM 14. Controls and Procedures

      Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company’s management to material information required to be included in this Form 10-K and other Exchange Act filings.

      There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no significant deficiencies or material weaknesses which required corrective actions.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements

      The financial statements and reports thereon of Deloitte & Touche LLP dated January 27, 2003 and Arthur Andersen LLP dated January 28, 2002 as found on pages 32 through 54 and the supplementary data found on page 55 of the Company’s 2002 Annual Report to Stockholders, are incorporated by reference.

            (2) Financial Statement Schedules

      None.

            (3) Exhibits

           (i)  See the Exhibit Index on pages 14 and 15 of this Form 10-K.

           (ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2002, with the exception of the agreements related to the 5 3/4% and 6 7/8% Notes, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

      No reports on Form 8-K have been filed during the three months ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of March 2003.

ILLINOIS TOOL WORKS INC.

By	/s/ W. JAMES FARRELL

W. James Farrell
Chairman and Chief
Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 3rd day of March 2003.

Signatures	Title

/s/ W. JAMES FARRELL W. James Farrell	Director, Chairman and Chief Executive Officer, (Principal Executive Officer)

/s/ JON C. KINNEY Jon C. Kinney	Senior Vice President and Chief Financial Officer, (Principal Accounting and Financial Officer)

WILLIAM F. ALDINGER	Director

MICHAEL J. BIRCK	Director

MARVIN D. BRAILSFORD	Director

JAMES R. CANTALUPO	Director

SUSAN CROWN	Director

DON H. DAVIS, JR	Director

ROBERT C. MCCORMACK	Director

PHILLIP B. ROONEY	Director

HAROLD B. SMITH	Director
By /s/ W. JAMES FARRELL (W. James Farrell, as Attorney-in-Fact)

      Original powers of attorney authorizing W. James Farrell to sign this Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

CERTIFICATION

Statement Under Oath of Principal Executive Officer

Regarding Facts and Circumstances Relating to Exchange Act Filings

      I, W. James Farrell, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Illinois Tool Works Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 3, 2003

/s/ W. JAMES FARRELL

W. James Farrell,
Chairman and Chief Executive Officer

CERTIFICATION

Statement Under Oath of Principal Financial Officer

Regarding Facts and Circumstances Relating to Exchange Act Filings

      I, Jon C. Kinney, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Illinois Tool Works Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 3, 2003

/s/ JON C. KINNEY

Jon C. Kinney, Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K

2002

Exhibit
Number		Description

3(a)	—	Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
3(b)	—	By-laws of Illinois Tool Works Inc., as amended
4(a)	—	Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.
4(b)	—	First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.
4(c)	—	Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
4(d)	—	Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Premark International, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996.)
10(a)	—	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997 and October 29, 1999, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10(b)	—	Amendment to the Illinois Tool Works Inc. 1996 Stock Incentive Plan dated January 2, 2003.
10(c)	—	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10(d)	—	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10(e)	—	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(f)	—	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(g)	—	ITW Nonqualified Pension Benefits Plan, effective January 1, 2002, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4797) and incorporated herein by reference.
10(h)	—	Illinois Tool Works Inc. Non-officer Directors’ Restricted Stock Program, as amended, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number		Description

10(i)	—	Illinois Tool Works Inc. Outside Directors’ Deferred Fee Plan dated December 12, 1980, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
10(j)	—	Illinois Tool Works Inc. Phantom Stock Plan for Non-officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(k)	—	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-4797) and incorporated herein by reference.
10(l)	—	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
10(m)	—	Illinois Tool Works Inc. Non-officer Directors’ Fee Conversion Plan adopted February 19, 1999, as amended December 15, 2000, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-4797) and incorporated herein by reference.
10(n)	—	Premark International, Inc. 1994 Incentive Plan, as amended and restated effective May 5, 1999, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.
10(o)	—	Premark International, Inc. Supplemental Plan, as amended and restated effective January 1, 1999, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.
10(p)	—	Letter of Understanding dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10(q)	—	Executive Noncompetition Agreement dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10(r)	—	Agreement and Plan of Merger dated as of September 9, 1999 among Premark International, Inc., Illinois Tool Works Inc. and CS Merger Sub Inc., filed as Annex A to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.
13	—	The Company’s 2002 Annual Report to Stockholders, pages 20 - 55.
21	—	Subsidiaries and Affiliates of the Company.
23	—	Consent of Deloitte & Touche LLP.
24	—	Powers of Attorney.
99(a)	—	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
99(b)	—	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.