Form 10-Q
period 2003-03-31
ILLINOIS TOOL WORKS INC
filed 2003-05-15
CIK 49826

_____________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
             _______________________________________________________

                                    FORM 10-Q

(Mark One)

    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                                        OR

    [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                         Commission file number: 1-4797

For the transition period from  ________________  to  ________________

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No _____.

The number of shares of registrant's  common stock, $.01 par value,  outstanding at April 30, 2003: 307,561,230.

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

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                               STATEMENT OF INCOME
                                   (UNAUDITED)

(In thousands except for per share amounts)

                                                  Three Months Ended
                                                        March 31
                                               --------------------------
                                                 2003              2002
                                              ----------        ----------
Operating Revenues                            $2,313,790        $2,204,654
  Cost of revenues                             1,513,792         1,475,119
  Selling, administrative, and research
   and development expenses                      469,688           414,764
  Amortization and impairment of goodwill
   and other intangible assets                     9,310             4,872
                                              ----------        ----------
Operating Income                                 321,000           309,899
  Interest expense                               (17,432)          (17,503)
  Other income                                     3,316             2,076
                                              ----------        ----------
Income from Continuing Operations
  Before Income Taxes                            306,884           294,472
Income Taxes                                     107,400           100,100
                                              ----------        ----------
Income from Continuing Operations                199,484           194,372
Income (Loss) from Discontinued Operations        (4,107)            4,075
Cumulative Effect of Change in
  Accounting Principle                                --          (221,890)
                                              ----------        ----------
Net Income (Loss)                             $  195,377        $  (23,443)
                                              ==========        ==========
Income Per Share from Continuing Operations:
  Basic                                            $0.65             $0.64
  Diluted                                          $0.65             $0.63
Income (Loss) Per Share from Discontinued
 Operations:
  Basic                                           $(0.01)            $0.01
  Diluted                                         $(0.01)            $0.01
Cumulative Effect Per Share of Change in
 Accounting Principle:
  Basic                                            $   -            $(0.73)
  Diluted                                          $   -            $(0.72)
Net Income (Loss) Per Share:
  Basic                                             $0.64           $(0.08)
  Diluted                                           $0.63           $(0.08)
Cash Dividends:
  Paid                                              $0.23            $0.22
  Declared                                          $0.23            $0.22
Shares of Common Stock Outstanding
 During the Period:
  Average                                         306,622          305,532
  Average assuming dilution                       307,772          307,985

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

(In thousands)

                                          March 31, 2003    December 31, 2002
                                         ----------------   -----------------
ASSETS
Current Assets:
  Cash and equivalents                       $1,125,550        $1,057,687
  Trade receivables                           1,562,330         1,500,031
  Inventories                                 1,008,967           962,746
  Deferred income taxes                         219,681           217,738
  Prepaid expenses and other current assets     134,878           136,563
                                             ----------        ----------
    Total current assets                      4,051,406         3,874,765
                                             ----------        ----------
Plant and Equipment:
  Land                                          121,260           119,749
  Buildings and improvements                  1,074,580         1,041,680
  Machinery and equipment                     2,881,493         2,817,006
  Equipment leased to others                    138,860           135,508
  Construction in progress                      113,101            91,714
                                             ----------        ----------
                                              4,329,294         4,205,657
  Accumulated depreciation                   (2,671,832)       (2,574,408)
                                             ----------        ----------
  Net plant and equipment                     1,657,462         1,631,249
                                             ----------        ----------
Investments                                   1,388,496         1,392,410
Goodwill                                      2,417,046         2,394,519
Intangible Assets                               223,467           230,291
Deferred Income Taxes                           558,625           541,625
Other Assets                                    501,901           506,552
Net Assets of Discontinued Operations            48,006            51,690
                                             ----------        ----------
                                            $10,846,409       $10,623,101
                                             ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                           $   100,998       $   121,604
  Accounts payable                              425,791           416,958
  Accrued expenses                              709,926           833,689
  Cash dividends payable                         70,535            70,514
  Income taxes payable                          177,571           124,397
                                             ----------        ----------
    Total current liabilities                 1,484,821         1,567,162
                                             ----------        ----------
Noncurrent Liabilities:
  Long-term debt                              1,451,785         1,460,381
  Other                                         990,721           946,487
                                             ----------        ----------
    Total noncurrent liabilities              2,442,506         2,406,868
                                             ----------        ----------
Stockholders' Equity:
  Common stock                                    3,077             3,068
  Additional paid-in-capital                    754,137           747,778
  Income reinvested in the business           6,327,105         6,202,263
  Common stock held in treasury                  (1,662)           (1,662)
  Accumulated other comprehensive income       (163,575)         (302,376)
                                             ----------        ----------
    Total stockholders' equity                6,919,082         6,649,071
                                             ----------        ----------
                                            $10,846,409       $10,623,101
                                             ==========        ==========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                           Three Months Ended
                                                                March 31
                                                          ---------------------
                                                             2003       2002
                                                          ---------   ---------
Cash Provided by (Used for) Operating Activities:
 Net income (loss)                                        $ 195,377   $(23,443)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Income) loss from discontinued operations                  4,107     (4,075)
   Cumulative effect of change in accounting principle         --      221,890
   Depreciation                                              67,875     71,487
   Amortization and impairment of goodwill
     and intangible assets                                    9,310      4,872
   Change in deferred income taxes                           (4,853)   (11,870)
   Provision for uncollectible accounts                       1,880      5,922
   Loss on sales of plant and equipment                       1,203        488
   Income from investments                                  (28,888)   (31,154)
   Non-cash interest on nonrecourse notes payable             9,290      9,810
  (Gain) loss on sales of operations and affiliates            (205)     1,836
   Other non-cash items, net                                  4,383      3,353
Changes in assets and liabilities:
  (Increase) decrease in--
        Trade receivables                                     2,003    (55,954)
        Inventories                                          (6,070)    24,768
        Prepaid expenses and other assets                     3,564      7,373
        Net assets of discontinued operations                 2,807     10,733
   Increase (decrease) in--
        Accounts payable                                     (9,372)    26,708
        Accrued expenses                                   (101,344)    (5,800)
        Income taxes payable                                 66,068     25,926
   Other, net                                                    39         24
                                                          ---------   ---------
      Net cash provided by operating activities             217,174    282,894
                                                          ---------   ---------
Cash Provided by (Used for) Investing Activities:
  Acquisition of businesses (excluding cash and
    equivalents) and additional interest in affiliates      (14,814)   (35,347)
  Additions to plant and equipment                          (56,173)   (64,051)
  Purchase of investments                                   (29,138)  (115,049)
  Proceeds from investments                                  15,665     11,827
  Proceeds from sales of plant and equipment                  2,772      2,605
  Net settlement from sales of operations and affiliates     (3,859)     1,792
  Other, net                                                  2,974      3,918
                                                          ---------   ---------
      Net cash used for investing activities                (82,573)  (194,305)
                                                          ---------   ---------
Cash Provided by (Used for) Financing Activities:
  Cash dividends paid                                       (70,514)   (67,084)
  Issuance of common stock                                    2,597     30,997
  Net repayments of short-term debt                         (29,596)   (31,484)
  Proceeds from long-term debt                                  888        237
  Repayments of long-term debt                               (3,970)    (9,626)
  Other, net                                                    458       (453)
                                                          ---------   ---------
      Net cash used for financing activities               (100,137)   (77,413)
                                                          ---------   ---------
Effect of Exchange Rate Changes on Cash and Equivalents      33,399    (12,374)
                                                          ---------   ---------
Cash and Equivalents:
  Increase (decrease) during the period                      67,863     (1,198)
  Beginning of period                                     1,057,687    282,224
                                                          ---------   ---------
  End of period                                          $1,125,550   $281,026
                                                          =========   =========
Cash Paid During the Period for Interest                 $   18,789   $ 22,494
                                                          =========   =========
Cash Paid During the Period for Income Taxes             $   38,412   $ 80,411
                                                          =========   =========
Liabilities Assumed from Acquisitions                    $    7,531   $  2,238
                                                          =========   =========

                    ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  INVENTORIES:

Inventories at March 31, 2003 and December 31, 2002 were as follows:

(In thousands)
                                            March 31,              Dec. 31,
                                              2003                   2002
                                           ----------             ----------
Raw material                               $  289,973              $275,902
Work-in-process                                94,260                98,678
Finished goods                                624,734               588,166
                                           ----------             ----------
                                           $1,008,967              $962,746
                                           ==========             ==========

(2)  COMPREHENSIVE INCOME:

The  Company's  only  component  of other  comprehensive  income in the  periods presented is foreign currency translation adjustments.

(In thousands)
                                                Three months ended
                                                     March 31,
                                            -----------------------
                                               2003         2002
                                            ---------     ---------
Net income (loss)                            $195,377     $(23,443)
Foreign currency translation
 adjustments, net of tax                      138,801      (35,091)
                                            ---------     ---------
Total comprehensive income (loss)            $334,178     $(58,534)
                                            =========     =========
(3)  DISCONTINUED OPERATIONS:

In December 2001, the Company's Board of Directors authorized the divestiture of the  Consumer  Products  segment.  The  segment was comprised  of the  following businesses:  Precor  specialty  exercise  equipment,  West Bend  appliances  and premium  cookware,  and Florida Tile ceramic tile.  The  consolidated  financial statements  present these  businesses as  discontinued  operations in accordance with Accounting  Principles  Board Opinion No. 30. On October 31, 2002 the sales of  Precor  and  West  Bend  were  completed,  resulting  in  cash  proceeds  of
$211,193,000.  The  Company  is  actively  marketing  and  intends to dispose of
Florida Tile through a sale transaction in 2003.

The Company's estimated net loss on disposal of the segment is as follows:

(In thousands)

                                         Pretax      Tax Provision
                                       Gain (Loss)     (Benefit)    After-Tax
                                       ----------     ----------   ----------
Realized gains on 2002 sales of
 Precor and West Bend                     $146,240       $51,604        $94,636
Estimated loss on 2003 sale of
 Florida Tile recorded in 2002            (123,874)      (31,636)       (92,238)
                                          ---------     ---------      ---------
Estimated net gain on disposal of
 segment deferred at December 31, 2002      22,366        19,968          2,398
                                          ---------     ---------      ---------
Gain adjustments related to 2002 sales
 of Precor and West Bend recorded in 2003   (2,027)         (754)        (1,273)
Additional estimated loss on sale of
 Florida Tile recorded in 2003              (8,264)       (3,032)        (5,232)
                                          ---------     ---------      ---------
Estimated net loss on disposal of
 segment at March 31, 2003                $ 12,075       $16,182        $(4,107)
                                          =========     =========      =========

Results of the discontinued operations were as follows:

(In thousands)

                                                           Three months ended
                                                                March 31
                                                         -----------------------
                                                            2003         2002
                                                         ---------     ---------
Operating revenues                                        $ 28,622     $101,054
                                                         =========     =========
Operating income (loss)                                   $ (1,925)    $  8,451
                                                         =========     =========
Net income (loss) from discontinued operations            $ (1,932)    $  4,075
Amount charged against reserve for operating losses          1,932           --
                                                         ---------     ---------
Income from discontinued operations
 (net of tax, $2,070 in 2002)                                   --        4,075
Loss on disposal of the segment
 (net of tax, $16,182 in 2003)                              (4,107)          --
                                                         ---------     ---------
Income (loss) from discontinued operations                $ (4,107)    $  4,075
                                                         =========     =========

The net assets of the discontinued  operations as of March 31, 2003 and December
31, 2002 were as follows:

(In thousands)
                                         March 31,    Dec. 31,
                                          2003         2002
                                       ----------   ----------
Accounts receivable                     $ 12,598    $ 17,299
Inventory                                 45,873      44,286
Accounts payable                          (5,209)     (4,919)
Deferred gain on divestitures               --        (2,398)
Accrued liabilities                      (61,955)    (58,491)
Net property, plant and equipment         38,991      41,497
Deferred income tax asset                 28,284      32,083
Noncurrent liabilities                   (16,599)    (26,196)
Other assets, net                          6,023       8,529
                                        --------    --------
Net assets of discontinued operations   $ 48,006    $ 51,690
                                        ========    ========

(4) GOODWILL AND INTANGIBLE ASSETS:

Goodwill  represents  the  excess  cost  over  fair  value of the net  assets of purchased businesses.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS
142,  the  Company  no  longer  amortizes  goodwill  and  intangibles  that have indefinite  lives.  SFAS 142 also requires that the Company assess  goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related  reporting unit or intangible  asset. The Company will perform its annual impairment assessment in the first quarter of each year.

As the first step in the SFAS 142 implementation  process,  the Company assigned its recorded  goodwill and intangibles to approximately 300 of its 600 reporting units based on the operating  unit which includes the business  acquired.  Then, the fair value of each reporting unit was compared to its carrying  value.  Fair values  were  determined  by  discounting  estimated  future  cash  flows at the
Company's  estimated  cost of capital of 10%.  Estimated  future cash flows were based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant  operating unit. If the fair value of an operating unit is less  than  its  carrying  value,  an  impairment  loss is  recorded  for the difference  between the fair value of the unit's goodwill and intangible  assets and the carrying value of those assets.

Based on the  Company's  initial  impairment  testing,  goodwill  was reduced by
$254,582,000  and  intangible  assets  were  reduced  by  $8,234,000, and  a net after-tax  impairment  charge of  $221,890,000  ($0.72  per  diluted  share) was recognized as a cumulative effect of change in accounting principle in the first quarter  of  2002.  The  impairment  charge  was  related  to  approximately  40 businesses  and primarily  resulted from  evaluating  impairment  under SFAS 142 based on  discounted  cash flows,  instead of using  undiscounted  cash flows as required by the previous accounting standard.

In the first  quarter of 2003,  the  Company  performed  its  annual  impairment evaluation  under SFAS 142,  which  resulted in goodwill  impairment  expense of
$702,000. This impairment charge was mainly related to a U.S. welding components business.

Intangible  expense was  $8,608,000 for the first quarter of 2003 and $4,872,000 for the first  quarter  of 2002.  Included  in  intangible  expense in the first quarter of 2003 are  impairment  charges of $3,761,000 for trademarks and brands related to several U.S. welding  components  businesses and a U.S. business that manufactures clean room mats.

(5) STOCK-BASED COMPENSATION:

Stock options have been issued to officers and other management  employees under
ITW's 1996 Stock  Incentive Plan and Premark's  1994  Incentive  Plan. The stock options generally vest over a four-year period.

The Company accounts for stock-based  compensation in accordance with Accounting
Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic  value method,  which does not require that  compensation  cost be recognized.

The  Company's  net income and earnings per share would have been reduced to the amounts shown below if compensation cost had been determined based on fair value at the  grant  dates  in  accordance  with  Statement  of  Financial  Accounting
Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

The pro forma net income effect of applying SFAS 123 was as follows:

(In thousands except per share amounts)

                                                         Three months ended
                                                              March 31
                                                      -------------------------
                                                        2003             2002
                                                      --------         --------
Net income (loss), as reported                        $195,377         $(23,443)
Add: Restricted stock recorded as
 expense, net of tax                                     2,882                -
Deduct: Total stock-based employee compensation
 expense, net of tax                                    (8,635)          (6,189)
                                                      --------         --------
Pro forma net income (loss)                           $189,624         $(29,632)
                                                      ========         ========
Net income (loss) per share:
  Basic - as reported                                    $0.64           $(0.08)
  Basic - pro forma                                      $0.62           $(0.10)
  Diluted - as reported                                  $0.63           $(0.08)
  Diluted - pro forma                                    $0.62           $(0.10)

On January 2, 2003, the Company  granted  792,158 shares of restricted  stock to domestic  officers and other key  management  employees.  This grant was made in lieu of the normal  2002 stock  option  grant.  Annual  compensation  expense of
$17,487,000  related to this grant will be recorded over the three-year  vesting period.

(6) NEW ACCOUNTING PRONOUNCEMENTS:

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No.
46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51
("FIN 46").  The  Company is  required  to adopt FIN 46 in the third  quarter of
2003.  FIN 46 requires  consolidation  of entities in which the Company does not have a  majority  voting  interest  but is deemed to be the party  which has the majority of the  benefits  or risk of loss in the entity.  The Company is in the process  of  reviewing  its  investments  to  determine  if any of them would be impacted by the  adoption of FIN 46.  Although  this FIN 46 analysis has not yet been  completed,  the Company expects that the adoption of FIN 46 will result in the  deconsolidation  of the  Company's  mortgage-related  investments  and  the consolidation of its property development partnership investments. The Company's risk of loss related to these  investments is generally  limited to the carrying value of these investments at December 31, 2002.

Item 2 - Management's Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company's  consolidated  results of operations for the first quarter of 2003 and 2002 were as follows:

(Dollars in thousands)
                                                 Three months ended
                                                      March 31
                                           --------------------------------
                                              2003                 2002
                                           ----------           ----------
Operating revenues                         $2,313,790           $2,204,654

Operating income                              321,000              309,899

Margin %                                       13.9%                14.1%

Operating revenues increased 5% in the 2003 first quarter versus the 2002
comparable  period  mainly  due  to  a  5%  increase  from  favorable   currency
translation and a 2% increase from acquisitions.  These increases were partially offset by a 2% decline  in base  business  revenues,  which  resulted  from a 4%
decline  in North  America  and 3%  growth  internationally.  In North  America, industrial  production  remained at depressed levels and, as a result,  capacity utilization and capital spending remained weak. Consequently,  many of the North
American end markets that the Company's  businesses  serve continued to be weak.
Internationally,  economic  conditions  continued  to be stronger  than in North
America,  particularly  in the automotive  and  construction  markets.  However, international capital spending was still fairly weak.

Operating income increased 4% in the first quarter of 2003. This increase was  the  net  effect  of  the  following  factors.  First,  favorable  currency translation  increased  income  4%.  Second,  the 2%  decline  in base  business
revenues   reduced  income  5%  due  to  operating   leverage.   Third,   higher
corporate-related  expenses  associated with pensions,  restricted  shares,  and goodwill and intangible  impairment  reduced  income by 6% (see below).  Fourth, operational  cost savings  increased  income by 9%. Lastly,  acquisitions net of divestitures increased income 1%.

Pension  expense  increased  $11.3 million  primarily due to the lowering of the asset  return  (from  11% to  8%)  and  discount  rate  (from  7.25%  to  6.60%)
assumptions for the principal  domestic plans.  Compensation  expense  increased
$4.4 million due to the  granting of  restricted  shares to domestic  management employees on January 2, 2003  in lieu of the normal  annual stock option grant.
Intangible  impairment  charges of $4.5 million were the result of the Company's annual impairment  testing of its $2.6 billion of goodwill and intangibles.  The impaired  assets  reflect  diminished  expectations  of future cash  flows,  and primarily related to several U.S. welding components businesses.

Operational  cost  savings  mainly  resulted  from the benefits of the last four quarters of restructuring  activity,  which amounted to $55.1 million in expense related  to 70  different  projects.  In  addition,  a $5  million  fixed  asset impairment  charge was  incurred  in the first  quarter  of 2002,  which was not repeated in the current quarter.

Operating margins declined 20 basis points due to the above factors. Base business revenue  declines reduced margins by 50 basis points,  operational cost savings  in excess of higher  corporate-related  expenses  increased  margins 40 basis points and acquisitions diluted margins 10 basis points.

ENGINEERED PRODUCTS - NORTH AMERICA

Businesses  in this  segment are  located in North  America  and  manufacture  a variety of short lead-time  plastic and metal components and fasteners,  as well as specialty products for a diverse customer base. These commercially  oriented, value-added  products  become part of the customers'  products and typically are manufactured and delivered in a period of time of less than 30 days.

In the plastic and metal components and fasteners category, products include:
 o  metal  fasteners  and  fastening  tools  for the  commercial  and  residential construction industries;
 o  laminate products for the commercial and residential construction industries and furniture markets;
 o  metal fasteners for automotive, appliance and general industrial applications;
 o  metal components for automotive, appliance and general industrial applications;
 o  plastic components for automotive, appliance, furniture and electronics and applications;
 o  plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:
 o  reclosable packaging for consumer food applications;
 o  swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
 o  hand wipes for industrial purposes;
 o  chemical fluids which clean or add lubrication to machines;
 o  adhesives for industrial, construction and household purposes;
 o  epoxy and resin-based coating products for industrial applications; and
 o  components for industrial machines.

This  segment  primarily  serves  the   construction,   automotive  and  general
industrial markets.

The results of operations  for the Engineered  Products - North America  segment for the first quarter of 2003 and 2002 were as follows:

(Dollars in thousands)
                                                 Three months ended
                                                      March 31
                                           --------------------------------
                                              2003                 2002
                                           ----------           ----------
Operating revenues                          $748,785             $736,461

Operating income                             111,146              124,778

Margin %                                      14.8%                16.9%

Operating  revenues  increased 2% in the first quarter of 2003 mainly due to a 3% increase from acquisitions,  partially offset by a base business revenue decline of 2%. The base business revenue decline was a result of a 5% decline in
construction   revenues   resulting  from   continued   weakness  in  commercial
construction and slowing residential construction activity.  Although automotive revenues grew 3% in the first quarter, this growth rate was slower than the past
quarters  due  to  reduced  automotive  production.   Revenues  from  the  other
businesses  in this  segment  declined 1% due to continued  sluggishness  in the broad array of industrial and commercial markets that these businesses serve.

Operating income declined 11% in the first quarter of 2003, mainly due to the following  factors.  First,  higher  restructuring  costs reduced income 5%.
Second,  the 2%  decline  in base  business  revenues  reduced  income 4% due to operating  leverage.  Third, higher  corporate-related  expenses of $5.4 million associated with pensions,  restricted shares and intangible  impairment  charges reduced income by 4%. Fourth,  operational  cost savings  increased income by 2%
mainly  due to the  first  quarter  benefits  from the  last  four  quarters  of restructuring  activity,  which  amounted  to $6.4  million in expense  for this segment. Lastly, acquisitions increased income 1%.

Operating  margins  declined 210 basis  points due to the above  factors.
Higher  restructuring  costs reduced  margins by 80 basis points,  base business revenue  declines  reduced  margins 50 basis  points,  higher  corporate-related expenses net of  operational  cost savings  lowered  margins 40 basis points and acquisitions diluted margins 40 basis points.

ENGINEERED PRODUCTS - INTERNATIONAL

Businesses in this segment are located  outside North America and  manufacture a variety of short lead-time  plastic and metal components and fasteners,  as well as specialty products for a diverse customer base. These commercially  oriented, value-added  products  become part of the customers'  products and typically are manufactured and delivered in a period of time of less than 30 days.

In the plastic and metal components and fastener category, products include:
 o  metal fasteners and fastening tools for the commercial and residential construction industries;
 o  laminate products for the commercial and residential construction industries and furniture markets;
 o  metal fasteners for automotive, appliance and general industrial applications;
 o  metal components for automotive, appliance and general industrial applications;
 o  plastic components for automotive, appliance and electronics applications; and
 o  plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:
 o  electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;
 o  swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
 o  adhesives for industrial, construction and household purposes;
 o  chemical fluids which clean or add lubrication to machines; and
 o  epoxy and resin-based coating products for industrial applications.

This  segment  primarily  serves  the   construction,   automotive  and  general
industrial markets.

The results of operations for the Engineered  Products -  International  segment for the first quarter of 2003 and 2002 were as follows:

(Dollars in thousands)
                                  Three months ended
                                       March 31
                            -------------------------------
                               2003                 2002
                            ----------           ----------
Operating revenues           $405,512             $332,033

Operating income               42,327               28,226

Margin %                        10.4%                 8.5%

Operating  revenues  increased 22% in the first quarter of 2003 versus the prior year mainly due to a 15% increase  from  favorable  currency  translation,  a 2%
increase from  acquisitions and a base business revenue increase of 5%. The base business  revenue  increase  was  a  result  of a 3%  increase  in  construction revenues,  mainly resulting from higher commercial  construction activity in the
Australasia region. Although automotive revenues grew 4% in the first quarter of
2003,  this growth rate was slower than past  quarters  due to reduced  European automotive  production.  Other businesses in this segment serve a broad array of industrial and commercial markets,  and revenues from these businesses increased
9%.

Operating  income  increased  50% in the first quarter of 2003 mainly due to the following factors.  First,  favorable currency translation increased income 21%.
Second,  the 5% growth in base  business  revenues  increased  income 23% due to operating leverage. Third, higher restructuring costs reduced income 5%. Fourth, higher corporate-related  expenses of $2.4 million related to higher pension and restricted  share expenses  reduced income 9%. Fifth,  operational  cost savings increased  income 19%.  These  operational  cost savings were mainly due to a $5 million  fixed  asset  impairment  reflected  in last  year's  results  and cost reductions  related to the last four quarters of restructuring  activity,  which amounted  to $2.4  million in expense  for this  segment.  Lastly,  acquisitions increased income 1%.

Operating  margins  increased 190 basis points due to the above factors.  Higher base business revenues  increased margins by 150 basis points,  operational cost savings  net of higher  corporate-related  expenses  increased  margins 80 basis
points,   currency  translation   increased  margins  20  basis  points,  higher
restructuring  expense reduced margins 40 basis points and acquisitions  diluted margins 10 basis points.

SPECIALTY SYSTEMS - NORTH AMERICA

Businesses  in this  segment  are  located  in  North  America  and  design  and manufacture  longer  lead-time  machinery  and related  consumables,  as well as specialty  equipment for a diverse customer base. These  commercially  oriented, value-added  products  become  part of the  customers'  production  process  and typically  are  manufactured  and  delivered in a period of time of more than 30 days.

In the machinery and related consumables category, products include:
 o  industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;
 o  welding equipment and metal consumables for a variety of end market users;
 o  equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;
 o  plastic bottle sleeves and related equipment for the food and beverage industry;
 o  plastic stretch film and related packaging equipment for various industrial purposes;
 o  paper and plastic products used to protect shipments of goods in transit;
 o  marking tools and inks for various end users; and
 o  foil and film and related equipment used to decorate a variety of consumer products.

In the specialty equipment category, products include:
o   commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;
o   paint spray equipment for a variety of general industrial applications;
o   static control equipment for electronics and industrial applications;
o   wheel balancing and tire uniformity equipment used in the automotive industry; and
o   airport ground power generators for commercial and military applications.

This segment primarily serves the food retail and service,  general  industrial, construction, and food and beverage markets.

The results of operations for the Specialty  Systems - North America segment for the first quarter of 2003 and 2002 were as follows:

(Dollars in thousands)
                                   Three months ended
                                       March 31
                             -----------------------------
                               2003                 2002
                             --------             --------
Operating revenues           $785,716             $827,184

Operating income              111,340              111,127

Margin %                        14.2%                13.4%

Operating  revenues  decreased  5% in the first  quarter of 2003 over the prior  year,  mainly  due to a 6% decline in base  business  revenues  partially offset by a revenue  increase of 1% from acquired  companies.  The 6% decline in base business revenues was a result of continued low capacity utilization in the various  markets  this  segment  serves,  which has  resulted in slow demand for capital equipment,  and continued low industrial production activity,  which has reduced demand for consumable  products.  This lower market demand was reflected in  declines  in food  equipment  revenues  of 12%,  welding  revenues of 5% and marking and decorating revenues of 11%. Industrial  packaging revenues were even with the prior year.

Operating  income  in the first  quarter  of 2003 was even with the prior year as a result of the following factors.  First, lower  restructuring costs in
2003  increased  income 10%.  Second,  the 6% decline in base business  revenues reduced income 19% due to operating leverage.  Third,  higher  corporate-related expenses  of $9.0  million  associated  with  pensions,  restricted  shares  and impairments  of goodwill and  intangible  assets  reduced  income by 8%. Fourth, operational cost savings increased income 16% mainly due to cost savings related to the last four quarters of  restructuring  activity,  which  amounted to $30.4 million in expense for this segment. Lastly, acquisitions increased income 2%.

Operating  margins  increased 80 basis  points due to the above  factors.
Lower  restructuring  costs increased margins by 140 basis points, base business revenue declines  reduced margins by 180 basis points,  operational cost savings in excess of  higher  corporate-related  expenses  increased  margins  110 basis points and acquisitions increased margins 10 basis points.

SPECIALTY SYSTEMS - INTERNATIONAL

Businesses  in this  segment are located  outside  North  America and design and manufacture  longer  lead-time  machinery  and related  consumables,  as well as specialty  equipment for a diverse customer base. These  commercially  oriented, value-added  products  become  part of the  customers'  production  process  and typically  are  manufactured  and  delivered in a period of time of more than 30 days.

In the machinery and related consumables category, products include:
 o  industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;
 o  welding equipment and metal consumables for a variety of end market users;
 o  equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;
 o  plastic bottle sleeves and related equipment for the food and beverage industry;
 o  plastic stretch film and related packaging equipment for various industrial purposes;
 o  paper and plastic products used to protect shipments of goods in transit; and
 o  foil and film and related equipment used to decorate a variety of consumer products.

In the specialty equipment category, products include:
 o  commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;
 o  paint spray equipment for a variety of general industrial applications;
 o  static control equipment for electronics and industrial applications; and
 o  airport ground power generators for commercial applications.

This segment primarily serves the general  industrial,  food retail and service, and food and beverage markets.

The results of operations for the Specialty Systems - International  segment for the first quarter of 2003 and 2002 were as follows:

(Dollars in thousands)
                                  Three months ended
                                      March 31
                             -----------------------------
                               2003                 2002
                             --------             --------
Operating revenues           $425,394             $365,594

Operating income               38,759               28,976

Margin %                         9.1%                 7.9%

Operating revenues increased 16% in the first quarter of 2003 primarily due to a
16%  increase  from  favorable  currency  translation.  Base  business  revenues increased by 1% primarily as a result of improved European industrial production activity.  However,  low  European  capacity  utilization  continued  to  dampen equipment demand.  Industrial  packaging  revenues  increased 6%, food equipment revenues were flat and specialty equipment revenues declined 5%.

Operating income  increased 34% in the first quarter of 2003,  mainly due to the following factors. First, currency translation increased income 22%. Second, the
1% increase  in base  business  revenues  increased  income 2% due to  operating leverage.  Third, higher restructuring expense reduced income 6%. Fourth, higher corporate-related  expenses of $2.8 million  resulting  from higher  pension and restricted share expenses  reduced income 10%. Fourth,  operational cost savings of 23% offset the above  increases.  These  operational cost savings were mainly due to cost  reductions  related  to the last  four  quarters  of  restructuring activity,  which  amounted to $15.9 million in expense in this segment.  Lastly, acquisitions net of divestitures increased income 2%.

Operating  margins  increased 120 basis points due to the above factors.  Higher base business revenues  increased  margins by 10 basis points,  operational cost savings net of higher  corporate-related  expenses  increased  margins 110 basis
points,   currency  translation   increased  margins  30  basis  points,  higher
restructuring  expense reduced margins 50 basis points and acquisitions enhanced margins 20 basis points.

LEASING AND INVESTMENTS

Businesses in this segment make  opportunistic  investments in  mortgage-related assets,  leveraged and direct financing leases of  telecommunications,  aircraft and other equipment,  properties and property developments,  affordable housing, and a venture  capital fund. As a result of the Company's  strong cash flow, the
Company has historically had excess funds to make opportunistic investments that meet the Company's desired financial  returns.  In connection with some of these investment  transactions,  the  Company  may be  contractually  required to make future cash payments related to affordable housing  contributions,  venture fund capital contributions or the redemption of preferred stock of subsidiaries.  See page  29 of the  Company's  2002  Annual  Report  to  Stockholders  for  further information  regarding  these cash  contractual  obligations  as of December 31,
2002.

The results of operations for the Leasing and Investments  segment for the first quarter of 2003 and 2002 were as follows:

(In thousands)
                                  Three months ended
                                      March 31
                             -----------------------------
                               2003                 2002
                             --------             --------
Operating revenues           $30,450              $32,096

Operating income              17,428               16,792

Operating income (loss) by investment for the first quarter of 2003 and 2002 was as follows:

(In thousands)
                                            Three months ended
                                                  March 31
                                        -----------------------------
                                          2003                 2002
                                        --------             --------
Mortgage investments                    $ 8,543              $14,742
Leases of equipment                       5,055                1,410
Property developments                     1,531                  765
Properties held for sale                   (857)                (543)
Venture capital limited partnership        (357)                (292)
Other                                     3,513                  710
                                        --------             --------
                                        $17,428              $16,792
                                        ========             ========

Income from mortgage investments decreased primarily due to lower swap income as a result of lower market  interest  rates.  Income from leases  increased due to income from telecommunications  leases which were entered into at the end of the first  quarter  of 2002.  Operating  income  from  other  investments  increased
primarily  due  to  lower  interest   expense  related  to  affordable   housing
investments.

OPERATING REVENUES

The  reconciliation of segment operating revenues to total operating revenues is as follows:

                                           Three months ended
                                                March 31
                                       -------------------------
                                          2003           2002
                                       ----------     ----------
Engineered Products - North America    $  748,785     $  736,461
Engineered Products - International       405,512        332,033
Specialty Systems - North America         785,716        827,184
Specialty Systems - International         425,394        365,594
Leasing and Investments                    30,450         32,096
                                       ----------     ----------
  Total segment operating revenues      2,395,857      2,293,368
Intersegment revenues                     (82,067)       (88,714)
                                       ----------     ----------
  Total operating revenues             $2,313,790     $2,204,654
                                       ==========     ==========

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS
142,  the  Company  no  longer  amortizes  goodwill  and  intangibles  that have indefinite  lives.  SFAS 142 also requires that the Company assess  goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related  reporting unit or intangible  asset. The Company will perform its annual impairment assessment in the first quarter of each year.

As the first step in the SFAS 142 implementation  process,  the Company assigned its recorded  goodwill and intangibles to approximately 300 of its 600 reporting units based on the operating  unit which includes the business  acquired.  Then, the fair value of each reporting unit was compared to its carrying  value.  Fair values  were  determined  by  discounting  estimated  future  cash  flows at the
Company's  estimated  cost of capital of 10%.  Estimated  future cash flows were based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant  operating unit. If the fair value of an operating unit is less  than  its  carrying  value,  an  impairment  loss is  recorded  for the difference  between the fair value of the unit's goodwill and intangible  assets and the carrying value of those assets.

Based on the  Company's  initial  impairment  testing,  goodwill  was reduced by
$254.6  million and  intangible  assets were reduced by $8.2 million,  and a net after-tax  impairment  charge of $221.9  million  ($0.72 per diluted  share) was recognized as a cumulative effect of change in accounting principle in the first quarter  of  2002.  The  impairment  charge  was  related  to  approximately  40 businesses  and primarily  resulted from  evaluating  impairment  under SFAS 142 based on  discounted  cash flows,  instead of using  undiscounted  cash flows as required by the previous accounting standard.

In addition to the cumulative effect of change in accounting  principle recorded in 2002,  goodwill and  intangible  expense for the quarter ended March 31, 2003 and 2002 was as follows:

(In thousands)
                                 Three months ended
                                     March 31
                             -------------------------
                               2003             2002
                             --------         --------
Goodwill:
  Impairment                   $  702          $    -
Intangibles:
  Amortization                  4,847           4,872
  Impairment                    3,761               -
                              -------         -------
Total                          $9,310          $4,872
                              =======         =======

In the first  quarter of 2003,  the  Company  performed  its  annual  impairment testing of its goodwill and  intangible  assets,  which  resulted in  impairment charges of $4.5 million. The 2003 goodwill impairment charge of $0.7 million was related to a U.S. welding components  business and primarily resulted from lower estimated future cash flows than previously expected.  Also in the first quarter of 2003,  intangible  impairment charges of $3.8 million were recorded to reduce to estimated  fair value the carrying  value of trademarks and brands related to
several  U.S.  welding   components   businesses  and  a  U.S.   business  which
manufactures clean room mats.

INTEREST EXPENSE

Interest  expense was essentially  flat in the first three months of 2003 versus the first  three  months  of 2002  as higher  interest  expense  from the 6.55%
preferred  debt  securities  issued in the second  quarter of 2002 was offset by
lower  interest  expense  at  international   operations  resulting  from  lower
international debt levels.

OTHER INCOME

Other  income  increased to $3.3 million for the first three months of 2003 from
$2.1 million in 2002.  This  increase is  primarily  due to gains in 2003 versus losses in 2002 on the sale of  operations  and  affiliates  and higher  interest income in 2003,  partially offset by translation  losses in 2003 versus gains in
2002 on foreign currency transactions.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $199.5 million ($0.65 per diluted share) in the first  three  months of 2003 was 2.6%  higher  than the 2002  first  quarter income from continuing operations of $194.4 million ($0.63 per diluted share).

DISCONTINUED OPERATIONS

In December 2001, the Company's Board of Directors authorized the divestiture of the Consumer Products segment.  These businesses were acquired by ITW in 1999 as part of the  Company's  merger  with  Premark  International  Inc.  ("Premark").
Subsequent  to the Premark  merger,  the Company  determined  that the  consumer characteristics  of the businesses in this segment were not a good long-term fit with the Company's  other  industrially-focused  businesses.  Businesses in this segment  are  located  primarily  in North  America  and  manufacture  household products  that  are  used by  consumers,  including  Precor  specialty  exercise equipment,  West Bend small  appliances and premium  cookware,  and Florida Tile ceramic  tile.  On  October  31,  2002 the  sales of  Precor  and West Bend were completed,  resulting  in net cash  proceeds of $211.2  million.  The Company is actively  marketing  and  intends  to dispose  of  Florida  Tile  through a sale transaction in 2003.

Results of the discontinued operations were as follows:

(In thousands)

                                                          Three months ended
                                                                March 31
                                                        -----------------------
                                                          2003           2002
                                                        -------        --------
Operating revenues                                      $28,622        $101,054
                                                       ========        ========
Operating income (loss)                                 $(1,925)       $  8,451
                                                       ========        ========
Net income (loss) from discontinued operations          $(1,932)       $  4,075
Amount charged against reserve for operating losses       1,932               -
                                                       --------        --------
Income from discontinued operations
 (net of tax, $2,070 in 2002)                                 -           4,075
Loss on disposal of the segment
 (net of tax, $16,182 in 2003)                           (4,107)              -
                                                       --------        --------
Income (loss) from discontinued operations              $(4,107)       $  4,075
                                                       ========        ========

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The  Company's  primary  source  of  liquidity  is  free  operating  cash  flow.
Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-30% of the last three years' average net income.
In  addition,  free  operating  cash flow is  expected to be adequate to finance internal growth, small-to-medium sized acquisitions and additional investments.

The Company uses free  operating cash flow to measure normal cash flow generated by  its  operations,  which  is  available  for  dividends,  acquisitions,  debt repayment and additional investments. Free operating cash flow is a measurement that  is not  the  same as net  cash  flow  from  operating  activities  per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized  cash flow  information for the three months ended March 31, 2003 and
2002 was as follows:

(In thousands)

                                                           Three months ended
                                                               March 31
                                                         ----------------------
                                                            2003         2002
                                                         ---------    ---------
Net cash provided by operating activities                $ 217,174    $ 282,894
Proceeds from investments                                   15,665       11,827
Additions to plant and equipment                           (56,173)     (64,051)
                                                         ---------    ---------
Free operating cash flow                                   176,666      230,670
                                                         ---------    ---------
Acquisitions                                               (14,814)     (35,347)
Cash dividends paid                                        (70,514)     (67,084)
Purchase of investments                                    (29,138)    (115,049)
Net settlement from sales of operations and affiliates      (3,859)       1,792
Net repayments of debt                                     (32,678)     (40,873)
Other                                                       42,200       24,693
                                                         ---------    ---------
Net increase (decrease) in cash and equivalents          $  67,863    $  (1,198)
                                                         =========    =========

Return on Invested Capital

The Company  uses  return on average  invested  capital  ("ROIC") to measure the effectiveness  of the operations' use of invested  capital to generate  profits.
ROIC for the three months ended March 31, 2003 and 2002 was as follows:

(Dollars in thousands)

                                         Three months ended
                                              March 31
                                      --------------------------
                                         2003            2002
                                      ----------      ----------
Operating income after taxes          $  208,650      $  201,434
                                      ==========      ==========
Total debt                            $1,552,783      $1,526,242
Less: Leasing and investment debt       (812,128)       (810,106)
Less: Cash                            (1,125,550)       (281,026)
                                      ----------      ----------
Adjusted net debt                       (384,895)        435,110
Total stockholders' equity             6,919,082       5,945,936
                                      ----------      ----------
Invested capital                      $6,534,187      $6,381,046
                                      ==========      ==========
Average invested capital              $6,468,729      $6,506,623
                                      ==========      ==========
Return on average invested capital         12.9%           12.4%
                                           =====           =====

Working Capital

Net working  capital at March 31, 2003 and  December 31, 2002 is  summarized  as follows:

(Dollars in thousands)
                          March 31,     Dec. 31,        Increase/
                             2003         2002         (Decrease)
                         -----------   -----------    -----------
Current Assets:
  Cash and equivalents    $1,125,550    $1,057,687      $  67,863
  Trade receivables        1,562,330     1,500,031         62,299
  Inventories              1,008,967       962,746         46,221
  Other                      354,559       354,301            258
                          ----------    ----------     ----------
                           4,051,406     3,874,765        176,641
                          ----------    ----------     ----------
Current Liabilities:
  Short-term debt            100,998       121,604        (20,606)
  Accounts payable           425,791       416,958          8,833
  Accrued expenses           709,926       833,689       (123,763)
  Other                      248,106       194,911         53,195
                          ----------    ----------     ----------
                           1,484,821     1,567,162        (82,341)
                          ----------    ----------     ----------
Net Working Capital       $2,566,585    $2,307,603      $ 258,982
                          ==========    ==========     ==========

Current Ratio                   2.73          2.47
                                ====          ====

Accrued  liabilities  decreased primarily as a result of the payments of accrued bonuses, rebates and payroll in the first quarter of 2003.

Debt

Total debt at March 31, 2003 and December 31, 2002 was as follows:

(Dollars in thousands)
                                                 March 31,     Dec. 31,
                                                  2003           2002
                                               ----------    ----------
Short-term debt                                $  100,998    $  121,604
Long-term debt                                  1,451,785     1,460,381
                                               ----------    ----------
Total debt                                     $1,552,783    $1,581,985
                                               ==========    ==========
Total debt to capitalization                         18.3%         19.2%
Total debt to total capitalization
  (excluding Leasing and Investment segment)         10.3%         11.4%

Stockholders' Equity

The changes to stockholders' equity during 2003 were as follows:

(In thousands)

Total stockholders' equity, December 31, 2002                    $6,649,071
Income from continuing operations                                   199,484
Loss from discontinued operations                                    (4,107)
Cash dividends declared                                             (70,535)
Exercise of stock options                                             2,598
Shares issued for restricted stock grants                             4,434
Escrow shares returned from prior acquisitions                         (664)
Currency translation adjustments                                    138,801
                                                                 ----------
Total stockholders' equity, March 31, 2003                       $6,919,082
                                                                 ==========
FORWARD-LOOKING STATEMENTS

This  document  contains  forward-looking  statements  within the meaning of the
Private Securities Litigation Reform Act of 1995, including, without limitation, statements  regarding the  divestiture of the Florida Tile business in 2003, the adequacy of internally generated funds and the impact of the adoption of FIN 46.
These statements are subject to certain risks, uncertainties,  and other factors which could cause actual results to differ  materially  from those  anticipated, including,  without  limitation,  the risks described herein.  Important factors that may influence  future results  include (1) a downturn in the  construction, automotive,  general  industrial,  food retail and service,  commercial  or real estate markets,  (2)  deterioration in global and domestic business and economic conditions,  particularly in North America, the European Community or Australia,
(3) the unfavorable impact of foreign currency fluctuations, (4) an interruption in, or reduction in,  introducing  new products into the Company's  product line and  (5)  a  continuing  unfavorable  environment  for  making  acquisitions  or dispositions,  domestic  and  international,  including  adverse  accounting  or regulatory requirements and market values of candidates.

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

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibit Index

Exhibit No.  Description
 10(a)       Amendment to the Illinois Tool Works Inc. 1996 Stock Incentive
             Plan effective May 9, 2003

 99(a)       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed  during the  quarter  for which this report is filed.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                        ILLINOIS TOOL WORKS INC.

Dated: May 15, 2003                     By: /s/ Jon C. Kinney
                                            -------------------------------
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

Dated: May 15, 2003                 /s/ W. James Farrell
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

Dated: May 15, 2003                     /s/ Jon C. Kinney
                                        ------------------------------------
                                        Jon C. Kinney, Senior Vice President
                                        and Chief Financial Officer

                                                                   Exhibit 10(a)

                             AMENDMENT TO MERGE THE
                 PREMARK INTERNATIONAL, INC. 1994 INCENTIVE PLAN
           INTO THE ILLINOIS TOOL WORKS INC. 1996 STOCK INCENTIVE PLAN

1.   Section 1 of the Plan is amended to add the  following:

     "Effective May 9, 2003, the Premark International, Inc. 1994 Incentive Plan
     (the "Premark  Plan") is merged into the Plan.  Section 15 of the Plan sets forth the terms  applicable  to the  merged  Premark  Plan and the  Options granted thereunder."

2.   Section 4 of the Plan is  amended  to add the  following:

     "The 10,000,000  shares of Common Stock authorized for issuance pursuant to the Plan  increased  to  20,000,000  shares  pursuant to the stock split in
     1997.  Effective  May 9,  2003,  the  number  of  shares  of  Common  Stock authorized for issuance shall be [30,930,193] shares, which number reflects the merger of the Premark  Plan into the Plan and an  additional  3,000,000 shares."

3.   A new Section 15 is added to the Plan as follows:

     Section 15.  Options Granted Under the Premark Plan.

     Pursuant to the merger of the Premark Plan into the Plan  effective  May 9,
     2003,  each Option  granted under the Premark Plan prior to such date shall be assumed by the Plan and shall be subject to the  requirements  set forth below.

     (a)  Administration  by the  Committee.  The Committee  shall have the full power,  discretion  and  authority to  interpret  and  administer  the
          Options previously granted under the Premark Plan in a manner which is consistent  with  the  provisions  of  this  Plan,  the  terms  of the applicable Option agreements, and the requirements of applicable law.

     (b)  Option Grants. Any grants of Options to individuals who had previously been eligible for grants under the Premark Plan prior to the Company's acquisition of Premark  International,  Inc. have been made under this
          Plan  subsequent  to the  acquisition  and will continue to be granted pursuant to the terms of this Plan.

     (c)  Option  Agreements.  Each Option  granted  under the  Premark  Plan is evidenced by an Option agreement, the terms of which shall continue in effect.

     (d)  Premark Plan Provisions.  Except as set forth in this Section 15 or in any outstanding  Option agreement,  the provisions of the Premark Plan shall terminate and have no effect as of May 9, 2003.

                                                                   EXHIBIT 99(a)

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following  statement is being made to the Securities and Exchange Commission solely for purposes of Section 906 of the  Sarbanes-Oxley Act of 2002 (18 U.S.C.
1349),  which  carries  with it  certain  criminal  penalties  in the event of a knowing or willful misrepresentation.

Each of the undersigned  hereby certifies that the Quarterly Report on Form 10-Q for the period  ended March 31, 2003 fully  complies  with the  requirements  of
Section 13(a) of the  Securities  Exchange Act of 1934 and that the  information contained  in  such  report  fairly  presents,  in all  material  respects,  the financial condition and results of operations of the registrant.

Dated: May 15, 2003                /s/ W. James Farrell
                                   ------------------------------------
                                   W. James Farrell
                                   Chairman and Chief Executive Officer

Dated: May 15, 2003                /s/ Jon C. Kinney
                                   ------------------------------------
                                   Jon C. Kinney, Senior Vice President
                                   and Chief Financial Officer