Form 10-Q
period 2003-06-30
ILLINOIS TOOL WORKS INC
filed 2003-08-14
CIK 49826

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

Commission file number:1-4797

For the transition period from ______________________ to _____________________________

ILLINOIS TOOL WORKS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-1258310
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3600 West Lake Ave, Glenview, IL	60025-5811
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)   847-724-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X . No _____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X . No _____.

The number of shares of registrant’s common stock, $.01 par value, outstanding at July 31, 2003:   307,862,354.

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

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating Revenues	$2,563,990	$2,434,625	$4,877,780	$4,639,279
Cost of revenues	1,659,400	1,576,003	3,173,192	3,051,122
Selling, administrative, and research
and development expenses	445,677	424,368	915,365	839,132
Amortization and impairment of goodwill
and other intangible assets	4,847	5,246	14,157	10,118

Operating Income	454,066	429,008	775,066	738,907
Interest expense	(19,128)	(18,421)	(36,560)	(35,924)
Other income	2,007	2,058	5,323	4,134

Income from Continuing Operations Before
Income Taxes	436,945	412,645	743,829	707,117
Income Taxes	152,900	147,400	260,300	247,500

Income from Continuing Operations	284,045	265,245	483,529	459,617
Income (Loss) from Discontinued Operations	(7,941)	2,266	(12,048)	6,341
Cumulative Effect of Change in Accounting
Principle	--	--	--	(221,890)

Net Income	$276,104	$267,511	$471,481	$244,068

Income Per Share from Continuing Operations:
Basic	$0.93	$0.87	$1.58	$1.50
Diluted	$0.92	$0.86	$1.57	$1.49
Income (Loss) Per Share from Discontinued Operations:
Basic	$(0.03)	$0.01	$(0.04)	$0.02
Diluted	$(0.03)	$0.01	$(0.04)	$0.02
Cumulative Effect Per Share of Change in Accounting
Principle:
Basic	$--	$--	$--	$(0.73)
Diluted	$--	$--	$--	$(0.72)
Net Income Per Share:
Basic	$0.90	$0.87	$1.54	$0.80
Diluted	$0.90	$0.87	$1.53	$0.79
Cash Dividends:
Paid	$0.23	$0.22	$0.46	$0.44
Declared	$0.23	$0.22	$0.46	$0.44
Shares of Common Stock Outstanding During the Period:
Average	306,789	306,303	306,711	305,885
Average assuming dilution	308,209	308,440	307,960	308,200

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and equivalents	$1,234,068	$1,057,687
Trade receivables	1,709,734	1,500,031
Inventories	1,011,693	962,746
Deferred income taxes	221,183	217,738
Prepaid expenses and other current assets	145,864	136,563

Total current assets	4,322,542	3,874,765

Plant and Equipment:
Land	125,758	119,749
Buildings and improvements	1,111,062	1,041,680
Machinery and equipment	2,973,322	2,817,006
Equipment leased to others	145,098	135,508
Construction in progress	126,150	91,714

	4,481,390	4,205,657
Accumulated depreciation	(2,777,935)	(2,574,408)

Net plant and equipment	1,703,455	1,631,249

Investments	1,417,228	1,392,410
Goodwill	2,484,269	2,394,519
Intangible Assets	219,263	230,291
Deferred Income Taxes	554,679	541,625
Other Assets	526,064	506,552
Net Assets of Discontinued Operations	35,290	51,690

	$11,262,790	$10,623,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$116,764	$121,604
Accounts payable	442,169	416,958
Accrued expenses	785,977	833,689
Cash dividends payable	70,590	70,514
Income taxes payable	115,714	124,397

Total current liabilities	1,531,214	1,567,162

Noncurrent Liabilities:
Long-term debt	1,446,044	1,460,381
Other	990,213	946,487

Total noncurrent liabilities	2,436,257	2,406,868

Stockholders' Equity:
Common stock	3,079	3,068
Additional paid-in-capital	765,120	747,778
Income reinvested in the business	6,532,619	6,202,263
Common stock held in treasury	(1,648)	(1,662)
Accumulated other comprehensive income	(3,851)	(302,376)

Total stockholders' equity	7,295,319	6,649,071

	$11,262,790	$10,623,101

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30
	2003	2002
Cash Provided by (Used for) Operating Activities:
Net income	$471,481	$244,068
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	12,048	(6,341)
Cumulative effect of change in accounting principle	--	221,890
Depreciation	138,683	140,950
Amortization and impairment of goodwill and intangible assets	14,157	10,118
Change in deferred income taxes	9,087	(33,028)
Provision for uncollectible accounts	4,473	13,776
(Gain) loss on sales of plant and equipment	2,379	(160)
Income from investments	(93,378)	(71,925)
Non-cash interest on nonrecourse notes payable	18,696	19,803
(Gain) loss on sales of operations and affiliates	(1,427)	3,833
Other non-cash items, net	9,193	2,342
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(72,673)	(118,140)
Inventories	35,382	58,137
Prepaid expenses and other assets	(15,200)	7,440
Net assets of discontinued operations	3,210	20,933
Increase (decrease) in--
Accounts payable	(25,506)	19,577
Accrued expenses	(40,649)	16,757
Income taxes payable	23,482	12,726
Other, net	62	1,430

Net cash provided by operating activities	493,500	564,186

Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and
equivalents) and additional interest in affiliates	(74,265)	(91,983)
Additions to plant and equipment	(122,138)	(132,707)
Purchase of investments	(40,852)	(175,434)
Proceeds from investments	23,041	28,170
Proceeds from sales of plant and equipment	10,122	11,263
Net settlement from sales of operations and affiliates	(2,506)	1,920
Other, net	708	1,229

Net cash used for investing activities	(205,890)	(357,542)

Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(141,049)	(134,436)
Issuance of common stock	9,065	39,475
Net repayments of short-term debt	(33,822)	(154,105)
Proceeds from long-term debt	1,034	253,430
Repayments of long-term debt	(6,374)	(24,028)
Other, net	(269)	141

Net cash used for financing activities	(171,415)	(19,523)

Effect of Exchange Rate Changes on Cash and Equivalents	60,186	15,994

Cash and Equivalents:
Increase during the period	176,381	203,115
Beginning of period	1,057,687	282,224

End of period	$1,234,068	$485,339

Cash Paid During the Period for Interest	$38,390	$35,800

Cash Paid During the Period for Income Taxes	$218,855	$274,489

Liabilities Assumed from Acquisitions	$18,689	$11,117

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)  INVENTORIES:

Inventories at June 30, 2003 and December 31, 2002 were as follows:

(In thousands)

	June 30, 2003	December 31, 2002
Raw material	$302,208	$275,902
Work-in-process	92,378	98,678
Finished goods	617,107	588,166

	$1,011,693	$962,746

(2)  COMPREHENSIVE INCOME:

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments.

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$276,104	$267,511	$471,481	$244,068
Foreign currency translation
adjustments, net of tax	159,724	105,692	298,525	70,601

Total comprehensive income	$435,828	$373,203	$770,006	$314,669

(3)  DISCONTINUED OPERATIONS:

In 2001, the Company’s Board of Directors authorized the divestiture of the Consumer Products segment. The segment was comprised of the following businesses: Precor specialty exercise equipment, West Bend appliances and premium cookware, and Florida Tile ceramic tile. The consolidated financial statements present these businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. On October 31, 2002 the sales of Precor and West Bend were completed, resulting in cash proceeds of $211,193,000. The Company is actively marketing Florida Tile and intends to dispose of it through a sale transaction by the end of 2003.

The Company’s estimated net loss on disposal of the segment is as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$31,417	$94,016	$60,039	$195,070

Operating income (loss)	$(588)	$4,436	$(2,513)	$12,877

Net income (loss) from discontinued operations	$(595)	$2,266	$(2,527)	$6,341
Amount charged against reserve for Florida Tile operating losses	595	--	2,527	--

Income from discontinued operations (net of 2002 tax provision of $1,669 and $3,739, respectively)	--	2,266	--	6,341
Loss on disposal of the segment (net of 2003 tax benefit of $4,436 and provision of $11,746, respectively)	(7,941)	--	(12,048)	--

Income (loss) from discontinued operations	$(7,941)	$2,266	$(12,048)	$6,341

Results of the discontinued operations were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$31,417	$94,016	$60,039	$195,070

Operating income (loss)	$(588)	$4,436	$(2,513)	$12,877

Net income (loss) from discontinued operations	$(595)	$2,266	$(2,527)	$6,341
Amount charged against reserve for Florida Tile operating losses	595	--	2,527	--

Income from discontinued operations (net of 2002 tax provision of $1,669 and $3,739, respectively)	--	2,266	--	6,341
Loss on disposal of the segment (net of 2003 tax benefit of $4,436 and provision of $11,746, respectively)	(7,941)	--	(12,048)	--

Income (loss) from discontinued operations	$(7,941)	$2,266	$(12,048)	$6,341

The net assets of the discontinued operations as of June 30, 2003 and December 31, 2002 were as follows:

(In thousands)

	June 30, 2003	December 31, 2002

Accounts receivable	$13,760	$17,299
Inventory	49,550	44,286
Accounts payable	(6,961)	(4,919)
Reserve for loss on disposition	(64,619)	(46,570)
Deferred gain on divestitures	--	(2,398)
Accrued liabilities	(11,226)	(11,921)
Net property, plant and equipment	37,483	41,497
Deferred income tax assets	28,548	32,083
Noncurrent liabilities	(17,254)	(26,196)
Other assets, net	6,009	8,529

Net assets of discontinued operations	$35,290	$51,690

(4)  GOODWILL AND INTANGIBLE ASSETS:

Goodwill represents the excess cost over fair value of the net assets of purchased businesses.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, the Company no longer amortizes goodwill and intangibles that have indefinite lives. SFAS 142 also requires that the Company assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset. The Company will perform its annual impairment assessment in the first quarter of each year.

As the first step in the SFAS 142 implementation process, the Company assigned its recorded goodwill and intangibles as of January 1, 2002 to approximately 300 of its 600 reporting units based on the operating unit that includes the business acquired. Then, the fair value of each reporting unit was compared to its carrying value. Fair values were determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows were based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the unit’s goodwill and intangible assets and the carrying value of those assets.

Based on the Company’s initial impairment testing, goodwill was reduced by $254,582,000 and intangible assets were reduced by $8,234,000, and a net after-tax impairment charge of $221,890,000 ($0.72 per diluted share) was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge was related to approximately 40 businesses and primarily resulted from evaluating impairment under SFAS 142 based on discounted cash flows, instead of using undiscounted cash flows as required by the previous accounting standard.

Other than the cumulative effect of change in accounting principle discussed above, goodwill and intangible expense was as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Goodwill:
Impairment	$--	$--	$702	$--
Intangible Assets:
Amortization	4,847	5,246	9,694	10,118
Impairment	--	--	3,761	--

Total	$4,847	$5,246	$14,157	$10,118

In the first quarter of 2003, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $4,463,000. The 2003 goodwill impairment charge of $702,000 was related to a U.S. welding components business and primarily resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2003, intangible impairment charges of $3,761,000 were recorded to reduce to estimated fair value the carrying value of trademarks and brands related to several U.S. welding components businesses and a U.S. business that manufactures clean room mats.

(5)     SHORT-TERM DEBT:

In 1999, the Company entered into a $400,000,000 Line of Credit Agreement, which was extended to June 20, 2003. This line of credit was replaced on June 20, 2003, by a $400,000,000 Line of Credit Agreement with a termination date of June 18, 2004.

(6)     LONG-TERM DEBT:

In 1992, the Company entered into a $300,000,000 revolving credit facility (RCF). In 1998, the Company amended the RCF to increase maximum available borrowings to $350,000,000 and extend the termination date to September 30, 2003. This RCF was replaced on June 20, 2003 by a $350,000,000 revolving credit facility with a termination date of June 20, 2008.

(7)     STOCK-BASED COMPENSATION:

Stock options have been issued to officers and other management employees under ITW’s 1996 Stock Incentive Plan and Premark’s 1994 Incentive Plan. The stock options generally vest over a four-year period.

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method, which does not require that compensation cost be recognized for stock options.

The Company’s net income and earnings per share would have been reduced to the amounts shown below if compensation cost related to stock options had been determined based on fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

The pro forma net income effect of applying SFAS 123 was as follows:

(In thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income as reported	$276,104	$267,511	$471,481	$244,068
Add: Restricted stock recorded as expense, net of tax	2,870	--	5,753	--
Deduct: Total stock-based employee compensation expense, net of tax	(8,623)	(6,189)	(17,259)	(12,378)

Pro forma net income	$270,351	$261,322	$459,975	$231,690

Net income per share:
Basic - as reported	$0.90	$0.87	$1.54	$0.80
Basic - pro forma	$0.88	$0.85	$1.50	$0.76
Diluted - as reported	$0.90	$0.87	$1.53	$0.79
Diluted - pro forma	$0.88	$0.85	$1.49	$0.75

On January 2, 2003, the Company granted 792,158 shares of restricted stock to domestic key employees. This grant was made in lieu of the normal 2002 stock option grant. Annual compensation expense of $17,450,000 related to this grant is being recorded over the three-year vesting period.

(8)  NEW ACCOUNTING PRONOUNCEMENTS:

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). The Company is required to adopt FIN 46 in the third quarter of 2003. FIN 46 requires consolidation of entities in which the Company does not have a majority voting interest but is deemed to be the party that has the majority of the benefits or risk of loss in the entity.

The Company has determined that the adoption of FIN 46 will result in the deconsolidation of the subsidiaries that hold its mortgage-related investments and related nonrecourse debt. After the adoption of FIN 46, the Company’s mortgage-related investments ($978,754,000 at June 30, 2003) and related nonrecourse debt and accrued interest ($558,518,000 at June 30, 2003) will be presented in the investments caption of the statement of financial position as a one-line net investment. The Company has not yet determined the cumulative effect of this accounting change or the accounting method to be used to account for this net investment in future periods.

The Company also expects that the adoption of FIN 46 will result in the consolidation of its investments in property development partnerships. No cumulative effect adjustment is expected to be recorded for these investments. The Company’s risk of loss related to these investments is generally limited to their carrying value of $22,300,000 at June 30, 2003.

(9)     SEGMENT INFORMATION:

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 — Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$2,563,990	$2,434,625	$4,877,780	$4,639,279
Operating income	454,066	429,008	775,066	738,907
Margin %	17.7%	17.6%	15.9%	15.9%

Operating revenues increased 5% in both the second quarter and year-to-date periods of 2003 versus the 2002 comparable periods mainly due to a 6% increase from favorable foreign currency translation and a 2% increase from acquisitions for both the quarterly and year-to-date periods. These increases were partially offset by 4% and 3% declines in base business manufacturing revenues for the second quarter and year-to-date periods, respectively. North American base business revenues declined 6% and 5% in the second quarter and year-to-date periods, respectively, while international base business revenues declined 1% in the second quarter and grew 1% for the year-to-date period. In North America, industrial production remained at depressed levels and, as a result, capacity utilization and capital spending remained weak. Consequently, demand in many of the North American end markets that the Company’s businesses serve continued to be lower. Internationally, business conditions softened over the prior quarter as indicated by lower industrial production levels in the major European economies.

Operating income increased 6% for the second quarter of 2003 and 5% for the year to-date period principally as the result of the net effect of the following factors. First, favorable currency translation increased income 6% for the quarter and 5% year-to-date. Second, the declines in base business revenues reduced income 11% and 9%, respectively, due to operating leverage. Third, Leasing and Investments income increased by 6% for the quarter and 4% year-to-date primarily due to mark-to-market adjustments related to the commercial mortgage portfolio. Fourth, higher corporate-related expenses associated with pensions and restricted shares reduced income 2% in the second quarter and 3% year-to-date. Fifth, operational cost savings increased income by 5% and 6% respectively. Lastly, acquisitions net of divestitures increased income 1% in both periods.

Pension expense increased $5.8 million in the second quarter and $17.1 million year-to-date due to lowering of the asset return (from 11% in the first quarter of 2002 and 10% in the second quarter of 2002 versus 8% in both periods of 2003) and discount rate assumptions (from 7.25% in 2002 to 6.6% in 2003) for the principal domestic plans. Compensation expense increased $4.4 million in the second quarter and $8.7 million year-to-date due to the granting of restricted shares to domestic management employees on January 2, 2003 in lieu of the normal annual stock option grant. In the second quarter of 2003, $10.8 million in charges related to product quality issues at an international industrial packaging unit, inventory issues at an international automotive unit and issues related to the bankruptcy of a North American freight forwarder were incurred. Operational cost savings mainly resulted from the benefits of the last four quarters of restructuring activity, which amounted to $54 million in expense. Year-to-date intangible impairment charges of $4.5 million were the result of the Company’s annual impairment testing of its $2.6 billion of goodwill and intangibles performed in the first quarter of 2003. The impaired assets reflect diminished expectations of future cash flows, and primarily related to several U.S. welding components businesses.

Operating margins increased 10 basis points in the second quarter 2003 and remained flat for the year-to-date period primarily due to the above factors. Base business revenue declines reduced margins 120 basis points for the quarter and 90 basis points for the year-to-date period. Operational cost savings in excess of higher corporate-related expenses increased margins 50 basis points and 40 basis points for the quarter and year-to-date periods, respectively. Acquisitions diluted margins 20 basis points for the quarter and 10 basis for the points year-to-date period. Higher Leasing and Investments income increased margins 90 basis points and 50 basis points, respectively, for the two periods.

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

In the plastic and metal components and fasteners category, products include:
• • • • • •	metal fasteners and fastening tools for the commercial and residential construction industries;
laminate products for the commercial and residential construction industries and furniture markets;
metal fasteners for automotive, appliance and general industrial applications;
metal components for automotive, appliance and general industrial applications;
plastic components for automotive, appliance, furniture and electronics applications; and
plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:
• • • • • • •	reclosable packaging for consumer food applications;
swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
handwipes for industrial purposes;
chemical fluids which clean or add lubrication to machines;
adhesives for industrial, construction and household purposes;
epoxy and resin-based coating products for industrial applications; and
components for industrial machines.

This segment primarily serves the construction, automotive and general industrial markets.

The results of operations for the Engineered Products – North America segment for the second quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$781,713	$805,774	$1,530,498	$1,542,235
Operating income	133,340	155,314	244,487	280,092
Margin %	17.1%	19.3%	16.0%	18.2%

Operating revenues decreased 3% and 1% in the second quarter and year-to-date periods of 2003, respectively, mainly due to base business revenue declines of 6% for the quarter and 4% year-to-date. These declines were partially offset by a 3% increase from acquisition revenues in both periods. The base business revenue decline was a result of a 6% decline in construction revenues during the quarter and 5% for the year-to-date period resulting from continued weakness in commercial construction and slowing residential construction activity. Automotive base revenues declined 8% in the second quarter and 3% year-to-date due to an 11% decline in automotive production at the large domestic automotive manufacturers in the second quarter. Revenues from the other businesses in this segment declined 5% in the second quarter and 3% year-to-date due to continued sluggishness in the broad array of industrial and commercial markets that these businesses serve.

Operating income declined 14% and 13% in the second quarter and year-to-date periods of 2003, respectively, due to the following factors. First, the base business revenue declines described above reduced income 14% and 10% in the second quarter and year-to-date periods, respectively, due to operating leverage. Second, higher restructuring costs reduced income 2% and 3%, respectively, in the two periods. Third, higher corporate-related expenses of $3.0 million in the second quarter and $7.8 million year-to-date periods associated with pensions and restricted shares reduced income by 2% and 3%, respectively. Fourth, operational cost savings increased income by 4% and 3% for the second quarter and year-to-date periods, respectively, mainly due to 2003 benefits from the last four quarters of restructuring activity, which amounted to $12.4 million in expense for the segment.

Operating margins declined 220 basis points for both the second quarter and year-to-date periods of 2003. For the quarter, base business revenue declines reduced margins by 160 basis points, acquisitions diluted margins 60 basis points, additional restructuring expense lowered margins 40 basis points, and operational cost savings net of higher corporate–related expenses increased margins 50 basis points. For the year-to-date period, base business revenue declines reduced margins 100 basis points, acquisitions diluted margins 50 basis points, restructuring lowered margins 60 basis points and operational cost savings net of corporate-related expenses had virtually no impact.

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

In the plastic and metal components and fasteners category, products include:
• • • • • •	metal fasteners and fastening tools for the commercial and residential construction industries;
laminate products for the commercial and residential construction industries and furniture markets;
metal fasteners for automotive, appliance and general industrial applications;
metal components for automotive, appliance and general industrial applications;
plastic components for automotive, appliance, furniture and electronics applications; and
plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:
• • • • •	electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;
swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
adhesives for industrial, construction and household purposes;
chemical fluids which clean or add lubrication to machines; and
epoxy and resin-based coating products for industrial applications.

This segment primarily serves the construction, automotive and general industrial markets.

The results of operations for the Engineered Products – International segment for the second quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$470,460	$391,552	$875,972	$723,585
Operating income	68,113	58,629	110,440	86,855
Margin %	14.5%	15.0%	12.6%	12.0%

Operating revenues increased 20% in the second quarter and 21% in the year-to-date periods of 2003 versus the prior year mainly due to an 18% and 17% increase, respectively, from favorable foreign currency translation. Base business revenues increased 1% in the second quarter and 3% year-to-date, and acquisitions increased revenues 1% in both periods. The base business revenue increase was primarily the result of a 1% increase in construction revenues in the second quarter and 2% increase in the year-to-date period, mainly due to the increase in construction activity in Europe offset by slowing commercial and residential activity in the Australasia region. In addition, automotive revenues grew 3% in both the second quarter and year-to-date periods, even though European automotive production continued to weaken. Other businesses in this segment serve a broad array of industrial and commercial markets and revenues from these businesses decreased 1% in the second quarter and increased 4% year-to-date.

Operating income increased 16% in the second quarter of 2003 and 27% year-to-date mainly due to the following factors. First, favorable foreign currency translation increased income 22% and 21%, respectively, in the second quarter and year-to-date periods. Second, the base revenue increases described above increased income 4% and 10% for the respective periods due to operating leverage. Third, lower restructuring costs for the second quarter increased income 1%; however, higher restructuring costs in the first quarter of 2003 reduced year-to-date income by 1%. Fourth, higher corporate-related expenses of $1.5 million for the quarter and $4.0 million year-to-date related to higher pension and restricted share expenses reduced income by 3% and 5% for the respective periods. Fifth, a $3.3 million charge related to inventory issues at a European automotive unit reduced income by 6% in the second quarter of 2003. For the year-to-date period, this charge was offset by the effect of a $5 million fixed asset impairment reflected in last years’ results. Sixth, higher operating costs decreased income 3% for the quarter and 1% year-to-date. Lastly, acquisitions increased income 1% in both the second quarter and year-to-date periods.

Operating margins decreased 50 basis points in the second quarter and increased 60 basis points year-to-date due to the above factors. Higher base business revenues increased margins by 40 basis points for the quarter and 80 basis points year-to-date, operational cost savings net of higher corporate-related expenses and one-time charges decreased margins 160 basis points for the quarter and 40 basis points year-to-date, currency translation increased margins 70 basis points and 40 basis points in the respective periods, and the change in restructuring expenses increased margins 10 basis points in the second quarter and reduced margins 10 basis points year-to-date.

SPECIALTY SYSTEMS — NORTH AMERICA

Businesses in this segment are located in North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented, value-added products become part of the customers’ production process and typically are manufactured and delivered in a period of time of more than 30 days.

In the machinery and related consumables category, products include:
• • • • • • • •	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;
welding equipment and metal consumables for a variety of end market users;
equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;
plastic bottle sleeves and related equipment for the food and beverage industry;
plastic stretch film and related packaging equipment for various industrial purposes;
paper and plastic products used to protect shipments of goods in transit;
marking tools and inks for various end users; and
foil and film and related equipment used to decorate a variety of consumer products.

In the specialty products category, products include:
• • • • •	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;
paint spray equipment for a variety of general industrial applications;
static control equipment for electronics and industrial applications;
wheel balancing and tire uniformity equipment used in the automotive industry; and
airport ground power generators for commercial and military applications.

This segment primarily serves the food retail and service, general industrial, construction, and food and beverage markets.

The results of operations for the Specialty Systems – North America segment for the second quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$832,358	$871,878	$1,618,074	$1,699,062
Operating income	142,651	137,093	253,990	248,219
Margin %	17.1%	15.7%	15.7%	14.6%

Operating revenues decreased 5% in the second quarter and year-to-date periods of 2003 over the prior year, mainly due to a decline in base business revenues of 5% for the quarter and 6% year-to-date, partially offset by a 1% revenue increase from acquired companies in the second quarter and year-to-date periods. The decline in base business revenues was a result of continued low capacity utilization in the various markets this segment serves. This has resulted in slow demand for capital equipment and continued low industrial production activity, which has reduced demand for consumable products. This lower market demand was reflected in declines in food equipment revenue of 9% for the quarter and 10% year-to-date, welding revenue declines of 2% for the quarter and 4% year-to-date, industrial packaging declines of 5% for the quarter and 2% year-to-date and declines of 5% for other businesses in this segment in both periods.

Operating income increased 4% in the second quarter of 2003 and 2% for the year-to-date period as a result of the following factors. First, lower restructuring cost in the second quarter and year-to date periods increased income 7% and 8%, respectively. Second, the decline in base business revenues reduced income 16% for the second quarter and 17% year-to-date due to operating leverage. Third, higher corporate-related expenses of $3.5 million for the quarter and $9.0 million year-to-date associated with pensions and restricted shares reduced income by 3% in the second quarter and 4% year-to-date periods. Fourth, a first quarter goodwill and intangible asset impairment of $3.7 million related to various welding component businesses reduced year-to-date income by 1%. Fifth, operational cost savings increased income by 14% in both periods due to cost savings related to the last four quarters of restructuring activity, which amounted to $19.7 million in expense for the segment. Lastly, acquisitions increased income 1% in both periods.

Operating margins increased 140 basis points in the second quarter of 2003 and 110 basis points year-to-date. Base business revenue declines reduced margins by 160 basis points and 170 basis points for the quarter and year-to-date periods, respectively. Operational cost savings in excess of higher corporate-related expenses increased margins 200 basis points and 150 basis points in the second quarter and year-to-date periods, respectively. Lastly, lower restructuring expenses increased margins 110 basis points and 130 basis points for the second quarter and year-to-date periods, respectively.

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

In the machinery and related consumables category, products include:
• • • • • • • •	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;
welding equipment and metal consumables for a variety of end market users;
equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;
plastic bottle sleeves and related equipment for the food and beverage industry;
plastic stretch film and related packaging equipment for various industrial purposes;
paper and plastic products used to protect shipments of goods in transit;
marking tools and inks for various end users; and
foil and film and related equipment used to decorate a variety of consumer products.

In the specialty products category, products include:
• • • • •	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;
paint spray equipment for a variety of general industrial applications;
static control equipment for electronics and industrial applications; and
airport ground power generators for commercial and military applications.

This segment primarily serves the general industrial, food retail and service, and food and beverage markets.

The results of operations for the Specialty Systems – International segment for the second quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$498,745	$425,423	$924,139	$791,017
Operating income	57,841	53,433	96,600	82,409
Margin %	11.6%	12.6%	10.5%	10.4%

Operating revenues increased 17% in both the second quarter and year-to-date periods of 2003 primarily due to increases of 18% and 17%, respectively, from favorable foreign currency translation. Acquisitions, net of divestitures, increased revenue 3% and 2% in the second quarter and year-to-date periods, respectively. Base business revenues decreased by 3% in the quarter and 1% year-to-date, primarily as a result of slowing in European industrial production. Industrial packaging revenues increased 1% for the second quarter and 3% year-to-date, food equipment revenues declined 1% in both periods and revenues for other businesses in this segment declined 9% for the quarter and 7% year-to-date.

Operating income increased 8% in the second quarter of 2003 and 17% year-to-date due to the following factors. First, currency translation increased income 22% in both the second quarter and year-to-date periods. Second, the decline in base revenues decreased income 11% in the second quarter and 6% year-to-date due to operating leverage. Third, higher restructuring expense reduced income 4% and 5% for the two respective periods. Fourth, higher corporate-related expenses of $1.8 million in the second quarter and $4.7 million year-to-date resulting from higher pension and restricted share expense reduced income 3% and 6%, respectively. Fifth, a product quality issue at a European industrial packaging unit in the second quarter reduced income by $3.3 million or 6% in the second quarter and 4% year-to-date. Sixth, operational cost savings of 5% in the second quarter and 11% for the year-to-date period offset the above increases. These operational cost savings were mainly due to cost reductions related to the last four quarters of restructuring activity that amounted $18.1 million in expense in this segment. Lastly, acquisitions net of divestitures increased income 5% and 4% for the quarter and year-to-date periods, respectively.

Operating margins decreased 100 basis points for the second quarter of 2003 and increased 10 basis points year-to-date. Lower base business revenues decreased margins 90 basis points for the quarter and 50 basis points year-to-date, operational cost savings net of higher corporate-related expenses and the second quarter charge for the product quality issue reduced margins by 60 basis points for the quarter and increased margins 20 basis points year-to-date, currency translation increased margins 70 basis points for the quarter and 50 basis points year-to-date, higher restructuring expense reduced margins by 50 basis points in both periods and acquisitions enhanced margins 30 basis points in both periods.

LEASING AND INVESTMENTS

Businesses in this segment make investments in mortgage-related assets, leveraged and direct financing leases of telecommunications, aircraft and other equipment, properties and property developments, affordable housing, and a venture capital fund. As a result of the Company’s strong cash flow, the Company has historically had excess funds to make opportunistic investments that meet the Company’s desired financial returns. In connection with some of these investment transactions, the Company may be contractually required to make future cash payments related to affordable housing contributions, venture fund capital contributions or the redemption of preferred stock of subsidiaries. See page 29 of the Company’s 2002 Annual Report to Stockholders for further information regarding these cash contractual obligations as of December 31, 2002.

The results of operations for the Leasing and Investments segment for the second quarter and year-to-date periods of 2003 and 2002 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$65,825	$40,541	$96,275	$72,637
Operating income	52,121	24,539	69,549	41,332

Operating income (loss) by investment for the second quarter and year-to-date periods of 2003 and 2002 was as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Mortgage investments	$43,966	$16,366	$52,510	$31,108
Leases of equipment	4,976	6,923	10,032	7,889
Property developments	1,498	642	3,029	1,407
Properties held for sale	(673)	(503)	(1,529)	(1,045)
Venture capital limited partnership	(1,744)	(143)	(2,101)	(435)
Other	4,098	1,254	7,608	2,408

	$52,121	$24,539	$69,549	$41,332

In 2003, income from mortgage investments increased substantially in the second quarter and year-to-date periods primarily due to swap mark-to-market adjustments of approximately $39 million as a result of lower market interest rates and lower estimated future cash flows from the related mortgage loans and real estate. Because the swap counterparty bears the majority of the real estate risk related to the mortgage loans and real estate via the swaps and other related agreements, the estimated fair value of the Company’s net swap receivables increases when the estimated future cash flows of the mortgage loans and real estate decline.

Income from leases declined in the second quarter of 2003 due to lower income from aircraft leases. Year-to-date operating income from leases increased in 2003 due primarily to higher income from telecommunications leases, which were entered into at the end of the first quarter of 2002.

Change in Accounting Standards

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). The Company is required to adopt FIN 46 in the third quarter of 2003. FIN 46 requires consolidation of entities in which the Company does not have a majority voting interest but is deemed to be the party that has the majority of the benefits or risk of loss in the entity.

The Company has determined that the adoption of FIN 46 will result in the deconsolidation of the subsidiaries that hold its mortgage-related investments and related nonrecourse debt. After the adoption of FIN 46, the Company’s mortgage-related investments ($978.8 million at June 30, 2003) and related nonrecourse debt and accrued interest ($558.5 million at June 30, 2003) will be presented in the investments caption of the statement of financial position as a one-line net investment. The Company has not yet determined the cumulative effect of this accounting change or the accounting method to be used to account for this net investment in future periods.

The Company also expects that the adoption of FIN 46 will result in the consolidation of its investments in property development partnerships. No cumulative effect adjustment is expected to be recorded for these investments. The Company’s risk of loss related to these investments is generally limited to their carrying value of $22.3 million as of June 30, 2003.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Engineered Products - North America	$781,713	$805,774	$1,530,498	$1,542,235
Engineered Products - International	470,460	391,552	875,972	723,585
Specialty Systems - North America	832,358	871,878	1,618,074	1,699,062
Specialty Systems - International	498,745	425,423	924,139	791,017
Intersegment revenues	(85,111)	(100,543)	(167,178)	(189,257)

Total manufacturing operating revenues	2,498,165	2,394,084	4,781,505	4,566,642
Leasing and Investments	65,825	40,541	96,275	72,637

Total operating revenues	$2,563,990	$2,434,625	$4,877,780	$4,639,279

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, the Company no longer amortizes goodwill and intangibles that have indefinite lives. SFAS 142 also requires that the Company assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset. The Company will perform its annual impairment assessment in the first quarter of each year.

As the first step in the SFAS 142 implementation process, the Company assigned its recorded goodwill and intangibles as of January 1, 2002 to approximately 300 of its 600 reporting units based on the operating unit that includes the business acquired. Then, the fair value of each reporting unit was compared to its carrying value. Fair values were determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows were based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the unit’s goodwill and intangible assets and the carrying value of those assets.

Based on the Company’s initial impairment testing, goodwill was reduced by $254.6 million and intangible assets were reduced by $8.2 million, and a net after-tax impairment charge of $221.9 million ($0.72 per diluted share) was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002. The impairment charge was related to approximately 40 businesses and primarily resulted from evaluating impairment under SFAS 142 based on discounted cash flows, instead of using undiscounted cash flows as required by the previous accounting standard.

Other than the cumulative effect of change in accounting principle discussed above, goodwill and intangible expense was as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Goodwill:
Impairment	$--	$--	$702	$--
Intangible Assets:
Amortization	4,847	5,246	9,694	10,118
Impairment	--	--	3,761	--

Total	$4,847	$5,246	$14,157	$10,118

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

INTEREST EXPENSE

Interest expense increased to $36.6 million in the first six months of 2003 from $35.9 million in 2002 as higher interest expense from the 6.55% preferred debt securities issued in the second quarter of 2002 was partially offset by lower interest expense at international operations resulting from lower international debt levels.

OTHER INCOME

Other income increased to $5.3 million for the first six months of 2003 from $4.1 million in 2002. This increase is primarily due to gains in 2003 versus losses in 2002 on the sale of operations and affiliates and higher interest income in 2003, partially offset by higher currency translation losses in 2003 and losses in 2003 versus gains in 2002 on the sale of fixed assets.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $483.5 million ($1.57 per diluted share) in the first six months of 2003 was 5.2% higher than the 2002 income from continuing operations of $459.6 million ($1.49 per diluted share).

DISCONTINUED OPERATIONS

In 2001, the Company’s Board of Directors authorized the divestiture of the Consumer Products segment. These businesses were acquired by ITW in 1999 as part of the Company’s merger with Premark International Inc. (“Premark”). Subsequent to the Premark merger, the Company determined that the consumer characteristics of the businesses in this segment were not a good long-term fit with the Company’s other industrially-focused businesses. Businesses in this segment are located primarily in North America and manufacture household products that are used by consumers, including Precor specialty exercise equipment, West Bend small appliances and premium cookware, and Florida Tile ceramic tile. On October 31, 2002 the sales of Precor and West Bend were completed, resulting in net cash proceeds of $211.2 million. The Company is actively marketing Florida Tile and intends to dispose of it through a sale transaction by the end of 2003.

Results of the discontinued operations for the second quarter and year-to-date periods of 2003 and 2002 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$31,417	$94,016	$60,039	$195,070

Operating income (loss)	$(588)	$4,436	$(2,513)	$12,877

Net income (loss) from discontinued operations	$(595)	$2,266	$(2,527)	$6,341
Amount charged against reserve for Florida Tile operating losses	595	--	2,527	--

Income from discontinued operations (net of 2002 tax provision of $1,669 and $3,739, respectively)	--	2,266	--	6,341
Loss on disposal of the segment (net of 2003 tax benefit of $4,436 and provision of $11,746, respectively)	(7,941)	--	(12,048)	--

Income (loss) from discontinued operations	$(7,941)	$2,266	$(12,048)	$6,341

Revenues and operating income from discontinued operations were significantly lower in 2003 versus 2002 primarily because 2003 only includes Florida Tile while 2002 also includes the Precor and West Bend businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-30% of the last three years’ average net income. In addition, free operating cash flow is expected to be adequate to finance internal growth, small-to-medium sized acquisitions and additional investments.

The Company uses free operating cash flow to measure normal cash flow generated by its operations that is available for dividends, acquisitions, debt repayment and additional investments. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the second quarter and year-to-date periods of 2003 and 2002 was as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net cash provided by operating activities	$276,326	$281,292	$493,500	$564,186
Proceeds from investments	7,376	16,343	23,041	28,170
Additions to plant and equipment	(65,965)	(68,656)	(122,138)	(132,707)

Free operating cash flow	$217,737	$228,979	$394,403	$459,649

Acquisitions	$(59,451)	$(56,636)	$(74,265)	$(91,983)
Cash dividends paid	(70,535)	(67,352)	(141,049)	(134,436)
Purchase of investments	(11,714)	(60,385)	(40,852)	(175,434)
Net settlement from sales of operations and affiliates	1,353	128	(2,506)	1,920
Net repayments of debt	(6,484)	116,170	(39,162)	75,297
Other	37,612	43,409	79,812	68,102

Net increase in cash and equivalents	$108,518	$204,313	$176,381	$203,115

Free operating cash flow for the second quarter of 2003 was lower than the same period in 2002 as a result of lower cash flows from operating activities and lower proceeds from investments. Although net income was higher in 2003, net cash from operations was lower mainly due to higher accounts receivable outstanding and lower accrued liabilities, primarily related to the timing of compensation payments. The decrease in proceeds from investments in 2003 versus 2002 was due to lower property development and lease cash flow in 2003 versus 2002.

For the first half of 2003, free operating cash flow was lower than the same period in 2002, as a result of lower cash from operating activities. The decrease in cash from operating activities is primarily due to greater use of cash or lower source of cash for accrued expenses and other liabilities, accounts payable, inventories, and prepaid expenses and other assets, partially offset by lower use of cash for trade receivables. Accounts payable decreased in 2003 versus 2002 and inventory increases were smaller in 2003 versus 2002 as a result of an overall reduction in inventory levels. Prepaid expenses and other assets increased as a result of a pension contribution in 2003. The lower usage in cash from trade receivables is the result of variations in the accounts receivable due to sales fluctuations.

Return on Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the second quarter and year-to-date periods of 2003 and 2002 was as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating income after taxes	$295,143	$275,757	$503,793	$480,290

Total debt	$1,562,808	$1,656,402	$1,562,808	$1,656,402
Less: Leasing and investment debt	(761,829)	(811,368)	(761,829)	(811,368)
Less: Cash	(1,234,068)	(485,339)	(1,234,068)	(485,339)

Adjusted net debt	(433,089)	359,695	(433,089)	359,695
Total stockholders' equity	7,295,319	6,260,263	7,295,319	6,260,263

Invested capital	$6,862,230	$6,619,958	$6,862,230	$6,619,958

Average invested capital	$6,698,209	$6,500,502	$6,632,750	$6,626,079

Return on average invested capital	17.6%	17.0%	15.2%	14.5%

The 60 basis point increase in ROIC in the second quarter of 2003 was due primarily to a 7% increase in after-tax operating income, mainly as a result of favorable currency translation. The 70 basis point increase in ROIC for year-to-date 2003 was a result of a 5% increase in after-tax operating income, mainly as a result of translation.

Working Capital

Net working capital at June 30, 2003 and December 31, 2002 is summarized as follows:

(Dollars in thousands)

	June 30, 2003	December 31, 2003	Increase/ (Decrease)

Current Assets:
Cash and equivalents	$1,234,068	$1,057,687	$176,381
Trade receivables	1,709,734	1,500,031	209,703
Inventories	1,011,693	962,746	48,947
Other	367,047	354,301	12,746

	4,322,542	3,874,765	447,777

Current Liabilities:
Short-term debt	116,764	121,604	(4,840)
Accounts payable	442,169	416,958	25,211
Accrued expenses	785,977	833,689	(47,712)
Other	186,304	194,911	(8,607)

	1,531,214	1,567,162	(35,948)

Net Working Capital	$2,791,328	$2,307,603	$483,725

Current Ratio	2.82	2.47

Accounts receivable, inventories and accounts payable increased as a result of currency translation. Accrued expenses decreased primarily as a result of normal seasonal payments of accrued bonuses and rebates.

Debt

Total debt at June 30, 2003 and December 31, 2002 was as follows:

(Dollars in thousands)

	June 30, 2003	December 31, 2002

Short-term debt	$116,764	$121,604
Long-term debt	1,446,044	1,460,381

Total debt	$1,562,808	$1,581,985

Total debt to capitalization	17.6%	19.2%
Total debt to total capitalization
(excluding Leasing and Investment segment)	10.7%	11.4%

In 1999, the Company entered into a $400.0 million Line of Credit Agreement, which was extended to June 20, 2003. This line of credit was replaced on June 20, 2003, by a $400.0 million Line of Credit Agreement with a termination date of June 18, 2004.

In 1992, the Company entered into a $300.0 million revolving credit facility (RCF). In 1998, the Company amended the RCF to increase maximum available borrowings to $350.0 million and extend the termination date to September 30, 2003. This RCF was replaced on June 20, 2003 by a $350.0 million revolving credit facility with a termination date of June 20, 2008.

This debt capacity is for use principally as a back-up line for any future issuance of commercial paper and to fund larger acquisitions.

Stockholders’ Equity

The changes to stockholders’ equity during 2003 were as follows:

(In thousands)

Total stockholders' equity, December 31, 2002	$6,649,071
Income from continuing operations	483,529
Loss from discontinued operations	(12,048)
Cash dividends declared	(141,125)
Exercise of stock options	9,065
Shares issued for restricted stock grants	8,966
Escrow shares returned from prior acquisitions	(664)
Currency translation adjustments	298,525

Total stockholders' equity, June 30, 2003	$7,295,319

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the divestiture of the Florida Tile business in 2003, the adequacy of internally generated funds and the impact of the adoption of FIN 46. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or commercial real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community or Australia, (3) the unfavorable impact of foreign currency fluctuations, (4) an interruption in, or reduction in, introducing new products into the Company’s product line, and (5) a continuing unfavorable environment for making acquisitions or dispositions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates.

The risks covered here are not all inclusive. ITW operates in a very competitive and rapidly changing environment and therefore, new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ITW’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITW practices fair disclosure for all interested parties. Investors should be aware that while ITW regularly communicates with securities analysts and other investment professionals, it is against ITW’s policy to disclose to them any material non-public information or other confidential commercial information. Shareholders should not assume that ITW agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2003. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2002 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — Other Information

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 9, 2003. The following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominees	In Favor	Withheld
W. F. Aldinger, III	257,157,284	19,230,420
M. J. Birck	264,228,344	12,159,360
M. D. Brailsford	264,263,445	12,124,259
J. R. Cantalupo	264,177,595	12,210,109
S. Crown	264,267,053	12,120,651
D. H. Davis, Jr	264,281,985	12,105,719
W. J. Farrell	270,984,907	5,402,797
R. C. McCormack	266,895,954	9,481,750
R. S. Morrison	272,568,284	3,819,420
H. B. Smith	226,746,529	49,641,175

The amendment to the Illinois Tool Works 1996 Stock Incentive Plan to merge with the Premark International 1994 Incentive Plan was approved with 251,112,275 in favor, 22,427,541 votes against and 2,847,888 votes withheld.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibit Index
	Exhibit No.	Description
	31	Rule 13a-14(a) Certification
	32	Section 1350 Certification
(b)	Reports on Form 8-K
Form 8-K, Current Report Dated April 16, 2003 which included Items 7 and 9 and a press release and conference call presentation dated April 16, 2003 setting forth the first quarter 2003 financial results of Illinois Tool Works Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illinois Tool Works Inc.
Dated: August 14, 2003	/s/ Jon C. Kinney
Jon C. Kinney
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT 31

Rule 13a-14(a) Certification

I, W. James Farrell, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this report on Form 10-Q of Illinois Tool Works Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 14, 2003	/s/ W. James Farrell
W. James Farrell
Chairman and Chief Executive Officer

EXHIBIT 31

Rule 13a-14(a) Certification

I, Jon C. Kinney, Chief Financial Officer, certify that:

1.	I have reviewed this report on Form 10-Q of Illinois Tool Works Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 14, 2003	/s/ Jon C. Kinney
Jon C. Kinney
Senior Vice President and Chief Financial Officer

EXHIBIT 32

Section 1350 Certification

The following statement is being made to the Securities and Exchange Commission solely for purposes of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1349), which carries with it certain criminal penalties in the event of a knowing or willful misrepresentation.

Each of the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: August 14, 2003	/s/ W. James Farrell
W. James Farrell
Chairman and Chief Executive Officer

Dated: August 14, 2003	/s/ Jon C. Kinney
Jon C. Kinney
Senior Vice President and Chief Financial Officer