Form 10-K/A
period 2002-12-31
ILLINOIS TOOL WORKS INC
filed 2003-09-26
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/ A

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

Yes  X           No

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, was approximately $16,700,000,000, based on the New York Stock Exchange closing sales price as of June 28, 2002.

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

      The Company has approximately 600 operations in 44 countries that are aggregated and organized for internal reporting purposes into the following five segments:

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

      In the plastic and metal components and fasteners category, products include:

•	metal fasteners and fastening tools for the commercial and residential construction industries;

•	laminate products for the commercial and residential construction industries and furniture markets;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance, furniture and electronics applications; and

•	plastic fasteners for automotive, appliance and electronics applications.

      In the specialty products category, products include:

•	reclosable packaging for consumer food applications;

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;

•	hand wipes for industrial purposes;

•	chemical fluids which clean or add lubrication to machines;

•	adhesives for industrial, construction and household purposes;

•	epoxy and resin-based coating products for industrial applications; and

•	components for industrial machines.

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

      In the plastic and metal components and fastener category, products include:

•	metal fasteners and fastening tools for the commercial and residential construction industries;

•	laminate products for the commercial and residential construction industries and furniture markets;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance and electronics applications; and

•	plastic fasteners for automotive, appliance and electronics applications.

      In the specialty products category, products include:

•	electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;

•	adhesives for industrial, construction and household purposes;

•	chemical fluids which clean or add lubrication to machines; and

•	epoxy and resin-based coating products for industrial applications.

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

      In the machinery and related consumables category, products include:

•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;

•	welding equipment and metal consumables for a variety of end market users;

•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;

•	plastic bottle sleeves and related equipment for the food and beverage industry;

•	plastic stretch film and related packaging equipment for various industrial purposes;

•	paper and plastic products used to protect shipments of goods in transit;

•	marking tools and inks for various end users; and

•	foil and film and related equipment used to decorate a variety of consumer products.

      In the specialty equipment category, products include:

•	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;

•	paint spray equipment for a variety of general industrial applications;

•	static control equipment for electronics and industrial applications;

•	wheel balancing and tire uniformity equipment used in the automotive industry; and

•	airport ground power generators for commercial and military applications;

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

      In the machinery and related consumables category, products include:

•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;

•	welding equipment and metal consumables for a variety of end market users;

•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;

•	plastic bottle sleeves and related equipment for the food and beverage industry;

•	plastic stretch film and related packaging equipment for various industrial purposes;

•	paper and plastic products used to protect shipments of goods in transit; and

•	foil and film and related equipment used to decorate a variety of consumer products.

      In the specialty equipment category, products include:

•	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;

•	paint spray equipment for a variety of general industrial applications;

•	static control equipment for electronics and industrial applications; and

•	airport ground power generators for commercial applications.

      Leasing & Investments: Businesses in this segment make investments in mortgage-related assets, leveraged and direct financing leases of telecommunications, aircraft and other equipment, properties and property developments, affordable housing and a venture capital fund. As a result of the Company’s strong cash flow, the Company has historically had excess funds to make opportunistic investments that meet the Company’s desired financial returns. In connection with some of these investment transactions, the Company may be contractually required to make future cash payments related to affordable housing capital contributions, venture fund capital contributions or the redemption of preferred stock of subsidiaries. See the Company’s Annual Report to Stockholders for further information regarding these cash contractual obligations as of December 31, 2002. The Company’s significant investments are described below:

1)	Mortgage investments — In 1995, 1996 and 1997, the Company invested a total of $300 million in three separate mortgage investments. In these essentially similar transactions, the Company entered into various agreements with a AAA-rated third party related to commercial mortgage loans and real estate whereby the Company paid cash of $240 million ($80 million for each transaction), issued preferred stock of subsidiaries of $60 million ($20 million for each transaction), issued preferred stock of subsidiaries of $60 million ($20 million for each transaction) and issued nonrecourse notes payable of $740 million. These agreements, each covering a ten-year period, are summarized as follows:

•	The third party transferred to the Company legal title in pools of sub-performing commercial mortgage loans and real estate (collectively, the “mortgage assets”). To balance the economics of the transactions, a Treasury security was added to the pool of assets in the second transaction and an annuity contract was added to the pool of mortgage assets in the third transaction.

•	The Company entered into swap agreements with the third party whereby:

•	The third party (the “swap counter party”) makes the contractual principal and interest payments on the Company’s nonrecourse notes payable.

•	The swap counter party receives all of the annual operating cash flows from the pools of mortgage assets except for $26 million per year ($9 million for the first two transactions and $8 million for the third transaction), which the Company keeps.

•	By the tenth year of each transaction, the swap counter party (who is also the asset servicer) is required to sell all of the mortgage assets. The Company receives the first $127.2 million of the disposition proceeds, which is equal to the redemption value (equal to the principal plus accrued dividends) of the $60 million preferred stock of subsidiaries. The swap counter party receives the next $317.6 million of the disposition proceeds, which will be used to pay the principal and interest on the nonrecourse notes payable due in year 10.

•	The Company entered into Servicing, Administration and Management agreements (the “servicing agreements”) with the swap counter party whereby the swap counter party will perform all aspects of the servicing, management and marketing of the pools of mortgage assets. In addition, under the terms of the servicing agreements, the swap counter party will collect all cash flows from the assets and make the required swap payments to the Company and the holder of the nonrecourse note payable. In exchange for these services, the swap counter party is paid an annual servicing fee equal to a percentage of the mortgage assets managed and a disposition fee equal to a portion of the disposition proceeds from the sale of the mortgage assets at the end of ten years.

•	To significantly reduce the risk that the Company will not receive its annual cash flow of $26 million per year, the swap counter party transferred to the Company legal title to membership interests in three limited liability corporations which own separate pools of performing mortgage loans and real estate. In the event that the Company’s pools of mortgage assets do not generate cash flows of at least $26 million per year, the Company has a right to receive the shortfall from the pools of assets owned by the limited liability corporations. This collateral right is the Company’s only interest in the limited liability corporations.

•	In 2000, the servicing agreements were amended such that the disposition proceeds from the sales of the original mortgage assets were allowed to be reinvested in replacement mortgage assets. As part of the amendment, the swap counter party guaranteed that the disposition proceeds of the replacement mortgage assets would be no less than the disposition proceeds from the sales of the original mortgage assets.

      See the Leasing & Investments section of the Management’s Discussion & Analysis in the Company’s 2002 Annual Report to Stockholders for further discussion of the estimated future cash flows and the risks related to these mortgage investments.

      The income and expense related to the assets and liabilities in these transactions are recorded in the operating income of the Leasing & Investments segment based on the appropriate accounting method for each component. Primarily due to the operation of the swap and related agreements, the operating income recorded for these investments may differ significantly from the annual cash received by the Company of $26 million. See the Investments note in the Company’s 2002 Annual Report to Stockholders for a detailed explanation of the accounting methods used for the various assets in these transactions.

2)	Leases of equipment — The Company has entered into numerous leases of equipment used in the telecommunications and transportation industries. These leases are accounted for as leveraged or direct financing leases. See the Investments note in the Company’s Annual Report to Stockholders for further discussion of these leases.

3)	Affordable housing limited partnerships — The Company has entered into several affordable housing limited partnerships primarily to receive tax benefits in the form of tax credits and tax deductions from operating losses. See the Investments note in the Company’s Annual Report to Stockholders for further discussion of these investments.

      A key element of the Company’s business strategy is its continuous 80/20 simplification process. The basic concept of this 80/20 process is to focus on what’s most important (the 20% of the items which account for 80% of the value) and spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 process to simplify and focus on the keys parts of their business, and reduce complexity that may disguise what is truly important. Each of the Company’s 600 operations utilize the 80/20 process in all aspects of their business. Common applications of the 80/20 process include:

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

In thousands	Pretax	Tax	After-Tax

Realized gains on 2002 sales of Precor and West Bend	$146,240	$51,604	$94,636
Estimated loss on 2003 sale of Florida Tile recorded in 2002	(123,874)	(31,636)	(92,238)

Estimated net gain on disposal of the segment	$22,366	$19,968	$2,398

      The estimated after tax net gain of $2.4 million on the segment has been deferred at December 31, 2002 pending the completion of the sale of Florida Tile in 2003.

      During the five-year period ending December 31, 2002, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.

Current Year Developments

      Refer to Management’s Discussion and Analysis, in the Company’s 2002 Annual Report to Stockholders.

Financial Information about Segments and Markets

      Segment and geographic data are included in the Company’s 2002 Annual Report to Stockholders.

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

      Operating results of the segments are described in the Company’s 2002 Annual Report to Stockholders.

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

Research and Development

      The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth in the Company’s 2002 Annual Report to Stockholders.

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

      Refer to the Company’s 2002 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Forward-looking Statements

      This annual report on Form 10-K/ A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding availability of raw materials and energy, the cost of compliance with environmental regulations, the adequacy of internally generated funds, the recoverability of the Company’s investment in mortgage-related assets, aircraft leases and telecom leases, the meeting of dividend payout objectives, the divestiture of the Florida Tile business in 2003, Premark’s target operating margins, payments under guarantees, the availability of additional financing and the Company’s 2003 forecasts. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community and Australia, (3) the unfavorable impact of foreign currency fluctuations, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) a continuing unfavorable environment for making acquisitions or dispositions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings.

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

ITEM 2. Properties

      As of December 31, 2002 the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

		Floor Space
	Number of
	Properties	Owned	Leased	Total

	(In millions of square feet)
Engineered Products — North America	150	8.1	3.6	11.7
Engineered Products — International	106	4.9	1.8	6.7
Specialty Systems — North America	142	8.6	3.3	11.9
Specialty Systems — International	116	6.6	2.2	8.8
Leasing and Investments	25	2.0	0.5	2.5
Corporate	9	1.5	0.0	1.5

	548	31.7	11.4	43.1

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

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      This information is incorporated by reference to the Company’s 2002 Annual Report to Stockholders. Information regarding the securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

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

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Refer to the Company’s 2002 Annual Report to Stockholders for discussion of the effect of the change in accounting principle.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information is incorporated by reference to the Company’s 2002 Annual Report to Stockholders.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

      This information is incorporated by reference to the Company’s 2002 Annual Report to Stockholders.

ITEM 8. Financial Statements and Supplementary Data

      The financial statements and reports thereon of Deloitte & Touche LLP dated January 27, 2003, and Arthur Andersen LLP dated January 28, 2002, and the supplementary data found in the Company’s 2002 Annual Report to Stockholders, are incorporated by reference.

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

      Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K/A on pages 8 and 9.

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

PART IV

ITEM 14. Controls and Procedures

      The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2002. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2002, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to material information required to be included in the Form 10 K/A and other Exchange Act filings.

      In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Office and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended

December 31, 2002 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements

      The financial statements and reports thereon of Deloitte & Touche LLP dated January 27, 2003, Arthur Andersen LLP dated January 28, 2002 and the supplementary data as found in the Company’s 2002 Annual Report to Stockholders, are incorporated by reference. The financial statements previously filed under Form 10-K have been amended in this Form 10-K/A to reflect expanded disclosures in the Management’s Discussion and Analysis and the Notes to Financial Statements. The financial statements have not been adjusted or restated.

      Arthur Andersen LLP audited the financial statements for and as of the years ended December 31, 2001 and 2000 included in the annual report on Form 10-K/A for the year ended December 31, 2002. These financial statements are incorporated by reference into Illinois Tool Works Inc.’s previously filed registration statements on Form S-8 (File No.’s 333-22035, 333-37068, 333-75767 and 333-69542), Form S-4 (File No.’s 333-02671, 333-25471 and 333-88801) and Form S-3 (File No.’s 33-5780 and 333-70691) and Premark International, Inc.’s previously filed registration statements on Form S-3 (File No.’s 33-35137 and 333-62105). After reasonable efforts, Illinois Tool Works Inc. has not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of its audit report dated January 28, 2002 into the Company’s registration statements. As a result, Arthur Andersen LLP may not have any liability under Section 11(a) of the Securities Act as to any untrue statement of a material fact contained in the financial statements audited by Arthur Andersen LLP or any omission of a material fact required to be stated therein. Accordingly, investors may be unable to assert a claim against Arthur Andersen LLP under Section 11(a) of the Securities Act with respect to such financial statements.

            (2) Financial Statement Schedules

      None.

            (3) Exhibits

(i) See the Exhibit Index on pages 14, 15 and 16 of this Form 10-K/ A.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of September 2003.

ILLINOIS TOOL WORKS INC.

By	/s/ W. JAMES FARRELL

W. James Farrell
Chairman and Chief
Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of September 2003.

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
By /s/ W. JAMES FARRELL (W. James Farrell, as Attorney-in-Fact)

      Original powers of attorney authorizing W. James Farrell to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K/ A (Exhibit 24).

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K/A

2002

Exhibit
Number			Description

3(	a)	—	Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
3(	b)	—	By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-4797) and incorporated herein by reference.
4(	a)	—	Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.
4(	b)	—	First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.
4(	c)	—	Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
4(	d)	—	Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Premark International, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996) and incorporated herein by reference.
10(	a)	—	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997 and October 29, 1999, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10(	b)	—	Amendment to the Illinois Tool Works Inc. 1996 Stock Incentive Plan dated January 2, 2003, filed as Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-4797) and incorporated herein by reference.
10(	c)	—	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10(	d)	—	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10(	e)	—	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(	f)	—	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(	g)	—	ITW Nonqualified Pension Benefits Plan, effective January 1, 2002, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number			Description

10(	h)	—	Illinois Tool Works Inc. Non-officer Directors’ Restricted Stock Program, as amended, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (Commission File No. 1-4797) and incorporated herein by reference.
10(	i)	—	Illinois Tool Works Inc. Outside Directors’ Deferred Fee Plan dated December 12, 1980, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
10(	j)	—	Illinois Tool Works Inc. Phantom Stock Plan for Non-officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10(	k)	—	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-4797) and incorporated herein by reference.
10(	l)	—	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
10(	m)	—	Illinois Tool Works Inc. Non-officer Directors’ Fee Conversion Plan adopted February 19, 1999, as amended December 15, 2000, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-4797) and incorporated herein by reference.
10(	n)	—	Premark International, Inc. 1994 Incentive Plan, as amended and restated effective May 5, 1999, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.
10(	o)	—	Premark International, Inc. Supplemental Plan, as amended and restated effective January 1, 1999, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.
10(	p)	—	Letter of Understanding dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10(	q)	—	Executive Noncompetition Agreement dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10(	r)	—	Agreement and Plan of Merger dated as of September 9, 1999 among Premark International, Inc., Illinois Tool Works Inc. and CS Merger Sub Inc., filed as Annex A to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-88801) filed with the Securities and Exchange Commission on October 12, 1999 and incorporated herein by reference.
13		—	The Management’s Discussion and Analysis, Reports of Independent Public Accountants, Financial Statements and Notes to Financial Statements sections of the Company’s 2002 Annual Report to Stockholders.
21		—	Subsidiaries and Affiliates of the Company, filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-4797) and incorporated herein by reference.
23(	a)	—	Consent of Deloitte & Touche LLP.
23(	b)	—	Notice Regarding Consent of Arthur Andersen LLP.

Exhibit
Number			Description

24		—	Powers of Attorney, filed as Exhibit 24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-4797) and incorporated herein by reference.
31		—	Rule 13a-14(a) Certification.
32		—	Section 1350 Certification.
99(	a)	—	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.