Form 10-Q
period 2003-09-30
ILLINOIS TOOL WORKS INC
filed 2003-10-31
CIK 49826

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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
Yes X . No _____.

The number of shares of registrant’s common stock, $.01 par value, outstanding at September 30, 2003: 308,122,366.

Part I — Financial Information

Item 1

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K/A. Significant accounting principles and policies of the Company are in italics. Certain reclassifications of prior years’ data have been made to conform with current year reporting.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating Revenues	$2,531,885	$2,401,038	$7,409,665	$7,040,317
Cost of revenues	1,634,056	1,561,548	4,807,248	4,612,670
Selling, administrative, and research
and development expenses	466,335	437,526	1,381,700	1,276,658
Amortization and impairment of goodwill
and other intangible assets	4,818	5,028	18,975	15,146

Operating Income	426,676	396,936	1,201,742	1,135,843
Interest expense	(16,126)	(14,652)	(52,686)	(50,576)
Other income (expense)	4,526	(6,524)	9,849	(2,390)

Income from Continuing Operations Before
Income Taxes	415,076	375,760	1,158,905	1,082,877
Income Taxes	145,300	131,500	405,600	379,000

Income from Continuing Operations	269,776	244,260	753,305	703,877
Income (Loss) from Discontinued Operations	(874)	1,276	(12,922)	7,617
Cumulative Effect of Change in Accounting
Principle	--	--	--	(221,890)

Net Income	$268,902	$245,536	$740,383	$489,604

Income Per Share from Continuing Operations:
Basic	$0.88	$0.80	$2.45	$2.30
Diluted	$0.87	$0.79	$2.44	$2.28
Income (Loss) Per Share from Discontinued Operations:
Basic	$--	$--	$(0.04)	$0.02
Diluted	$--	$--	$(0.04)	$0.02
Cumulative Effect Per Share of Change in Accounting
Principle:
Basic	$--	$--	$--	$(0.73)
Diluted	$--	$--	$--	$(0.72)
Net Income Per Share:
Basic	$0.88	$0.80	$2.41	$1.60
Diluted	$0.87	$0.80	$2.40	$1.59
Cash Dividends:
Paid	$0.23	$0.22	$0.69	$0.66
Declared	$0.24	$0.23	$0.70	$0.67
Shares of Common Stock Outstanding During the Period:
Average	307,142	306,408	306,863	306,045
Average assuming dilution	308,996	307,893	308,316	308,094

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

ASSETS	September 30, 2003	December 31, 2002
Current Assets:
Cash and equivalents	$1,372,841	$1,057,687
Trade receivables	1,701,858	1,500,031
Inventories	979,994	962,746
Deferred income taxes	223,542	217,738
Prepaid expenses and other current assets	129,414	136,563

Total current assets	4,407,649	3,874,765

Plant and Equipment:
Land	131,165	119,749
Buildings and improvements	1,095,191	1,041,680
Machinery and equipment	2,944,324	2,817,006
Equipment leased to others	143,095	135,508
Construction in progress	123,571	91,714

	4,437,346	4,205,657
Accumulated depreciation	(2,767,099)	(2,574,408)

Net plant and equipment	1,670,247	1,631,249

Investments	823,558	1,392,410
Goodwill	2,519,403	2,394,519
Intangible Assets	214,129	230,291
Deferred Income Taxes	550,836	541,625
Other Assets	576,335	506,552
Net Assets of Discontinued Operations	33,462	51,690

	$10,795,619	$10,623,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$70,161	$121,604
Accounts payable	424,749	416,958
Accrued expenses	769,727	833,689
Cash dividends payable	73,760	70,514
Income taxes payable	184,182	124,397

Total current liabilities	1,522,579	1,567,162

Noncurrent Liabilities:
Long-term debt	926,285	1,460,381
Other	947,098	946,487

Total noncurrent liabilities	1,873,383	2,406,868

Stockholders' Equity:
Common stock	3,084	3,068
Additional paid-in-capital	782,692	747,778
Income reinvested in the business	6,727,761	6,202,263
Common stock held in treasury	(1,648)	(1,662)
Accumulated other comprehensive income	(112,232)	(302,376)

Total stockholders' equity	7,399,657	6,649,071

	$10,795,619	$10,623,101

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30
	2003	2002
Cash Provided by (Used for) Operating Activities:
Net income	$740,383	$489,604
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	12,922	(7,617)
Cumulative effect of change in accounting principle	--	221,890
Depreciation	208,263	212,952
Amortization and impairment of goodwill and intangible assets	18,975	15,146
Change in deferred income taxes	7,419	(13,760)
Provision for uncollectible accounts	8,500	19,737
Loss on sales of plant and equipment	4,418	2,012
Income from investments	(119,365)	(105,722)
Non-cash interest on nonrecourse notes payable	18,696	29,742
(Gain) loss on sales of operations and affiliates	(5,039)	3,233
Other non-cash items, net	28,645	2,135
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(82,932)	(80,563)
Inventories	81,679	42,351
Prepaid expenses and other assets	(57,685)	(1,898)
Net assets of discontinued operations	3,800	16,456
Increase (decrease) in--
Accounts payable	(39,512)	20,824
Accrued expenses	(25,031)	45,807
Income taxes payable	84,345	31,741
Other, net	51	74

Net cash provided by operating activities	888,532	944,144

Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and
equivalents) and additional interest in affiliates	(148,081)	(105,715)
Additions to plant and equipment	(182,956)	(192,547)
Purchase of investments	(107,805)	(190,812)
Proceeds from investments	38,660	49,329
Proceeds from sales of plant and equipment	25,079	19,757
Proceeds from sales of operations and affiliates	9,570	4,105
Other, net	(1,906)	4,394

Net cash used for investing activities	(367,439)	(411,489)

Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(211,638)	(201,839)
Issuance of common stock	22,219	40,888
Net repayments of short-term debt	(38,804)	(210,101)
Proceeds from long-term debt	653	254,230
Repayments of long-term debt	(23,444)	(27,662)
Other, net	672	1,434

Net cash used for financing activities	(250,342)	(143,050)

Effect of Exchange Rate Changes on Cash and Equivalents	44,403	48,592

Cash and Equivalents:
Increase during the period	315,154	438,197
Beginning of period	1,057,687	282,224

End of period	$1,372,841	$720,421

Cash Paid During the Period for Interest	$55,461	$53,697

Cash Paid During the Period for Income Taxes	$301,428	$300,889

Liabilities Assumed from Acquisitions	$110,866	$25,694

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)     INVENTORIES:

Inventories at September 30, 2003 and December 31, 2002 were as follows:

(In thousands)

	September 30, 2003	December 31, 2002

Raw material	$288,780	$275,902
Work-in-process	102,122	98,678
Finished goods	589,092	588,166

	$979,994	$962,746

(2)     COMPREHENSIVE INCOME:

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments, as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$268,902	$245,536	$740,383	$489,604
Foreign currency translation
adjustments, net of tax	(108,381)	61,460	190,144	132,061

Total comprehensive income	$160,521	$306,996	$930,527	$621,665

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

The Company’s estimated net loss on disposal of the segment was as follows:

(In thousands)

	Pretax Gain (Loss)	Tax Provision (Benefit)	After-Tax

Realized gains on 2002 sales of Precor and West Bend	$146,240	$51,604	$94,636
Estimated loss on 2003 sale of Florida Tile recorded in 2002	(123,874)	(31,636)	(92,238)

Estimated net gain on disposal of segment deferred at December 31, 2002	22,366	19,968	2,398

Gain adjustments related to 2002 sales of Precor and West Bend
recorded in 2003	(2,091)	(778)	(1,313)
Additional estimated loss on sale of Florida Tile recorded in 2003	(21,815)	(7,808)	(14,007)

Estimated net loss on disposal of segment as of September 30, 2003	$(1,540)	$11,382	$(12,922)

Results of the discontinued operations were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating revenues	$31,144	$91,831	$91,182	$286,901

Operating income (loss)	$(1,835)	$3,713	$(4,348)	$16,600

Net income (loss) from discontinued operations	$(1,843)	$1,276	$(4,370)	$7,617
Amount charged against reserve for Florida Tile operating losses	1,843	--	4,370	--

Income from discontinued operations (net of 2002 tax provision
of $1,930 and $5,669, respectively)	--	1,276	--	7,617
Loss on disposal of the segment (net of 2003 tax benefit of
$364 and provision of $11,382, respectively)	(874)	--	(12,922)	--

Income (loss) from discontinued operations	$(874)	$1,276	$(12,922)	$7,617

The net assets of the discontinued operations as of September 30, 2003 and December 31, 2002 were as follows:

(In thousands)

	September 30, 2003	December 31, 2002

Accounts receivable	$13,187	$17,299
Inventory	47,111	44,286
Accounts payable	(5,490)	(4,919)
Reserve for loss on disposition	(64,015)	(46,570)
Deferred gain on divestitures	--	(2,398)
Accrued liabilities	(10,442)	(11,921)
Net property, plant and equipment	35,902	41,497
Deferred income tax assets	28,548	32,083
Noncurrent liabilities	(17,261)	(26,196)
Other assets, net	5,922	8,529

Net assets of discontinued operations	$33,462	$51,690

(4)     INVESTMENTS:

Investments as of September 30, 2003 and December 31, 2002 consisted of the following:

(In thousands)

	September 30, 2003	December 31, 2002

Mortgage investments	$319,424	$972,877
Leveraged, direct financing and sales-type leases of equipment	280,228	217,130
Affordable housing limited partnerships	106,697	116,623
Prepaid forward contract	25,464	24,554
Venture capital limited partnership	47,241	21,724
Property developments	19,702	20,039
Properties held for sale	24,802	19,505
Other	--	(42)

	$823,558	$1,392,410

In 1995, 1996 and 1997, the Company, through its investments in separate mortgage entities, acquired pools of mortgage-related assets in exchange for aggregate nonrecourse notes payable of $739,705,000, preferred stock of subsidiaries of $60,000,000 and cash of $240,000,000. The mortgage-related assets acquired in these transactions relate to office buildings, apartment buildings and shopping malls located throughout the United States and included five variable-rate balloon loans at both September 30, 2003 and December 31, 2002, and 37 and 40 properties at September 30, 2003 and December 31, 2002, respectively. In conjunction with these transactions, the mortgage entities simultaneously entered into ten-year swap agreements and other related agreements whereby a third party receives the portion of the interest and net operating cash flow from the mortgage-related assets in excess of $26,000,000 per year and a portion of the proceeds from the disposition of the mortgage-related assets and principal repayments, in exchange for the third party making the contractual principal and interest payments on the nonrecourse notes payable. In addition, in the event that the pools of mortgage-related assets do not generate interest and net operating cash flow of $26,000,000 a year, the Company has a right to receive the balance from the cash flow generated by three separate pools of mortgage-related assets (owned by third parties in which the Company has minimal interests) which have a total fair value of approximately $1,572,000,000 at September 30, 2003. The mortgage entities entered into the swaps and other related agreements in order to reduce their real estate, credit and interest rate risks relative to the mortgage-related assets and related nonrecourse notes payable.

The components of the mortgage investments at September 30, 2003 and December 31, 2002 were as shown below:

(In thousands)

	September 30, 2003	December 31, 2002

Net equity investment in mortgage entities	$319,424	$--
Commercial mortgage loans	--	80,204
Commercial real estate	--	643,611
Net swap receivables	--	158,940
Receivable from mortgage servicer	--	75,498
Annuity contract	--	7,824
U.S. Treasury security	--	6,800

	$319,424	$972,877

On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46”) relative to its investments in the mortgage entities. FIN 46 requires consolidation of variable interest entities in which a company has a controlling financial interest, even if it does not have a majority voting interest. A company is deemed to have a controlling financial interest in a variable interest entity if it has either the majority of the risk of loss or the majority of the residual returns. Upon its adoption of FIN 46 for the mortgage investments as of July 1, 2003, the Company deconsolidated its investments in the mortgage entities as the Company neither bears the majority of the risk of loss nor enjoys the majority of any residual returns.

No gain or loss was recognized in connection with this change in accounting. The Company has recorded its investments in the mortgage entities as of July 1, 2003 on a net carryover basis, as follows:

(In thousands)

Mortgage-related assets	$978,755
Current portion of nonrecourse notes payable	(41,606)
Long-term portion of nonrecourse notes payable	(507,063)
Accrued interest on nonrecourse notes payable	(9,849)
Current portion of deferred investment income	(30,724)
Noncurrent portion of deferred investment income	(74,433)

Net book value of mortgage investments as of July 1, 2003	$315,080

For the third quarter of 2003 and subsequent periods, the Company will account for its net investments in the mortgage entities using the equity method of accounting as provided in Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Under this method, the net mortgage investments are adjusted through income for changes in the Company’s share of the net assets of the mortgage entities. The excess of the liquidation value of the investments in the mortgage entities over their net book value as of July 1, 2003 of $178,333,000 will be recognized as income over the remaining term of each of the investments.

Prior to the adoption of FIN 46 for the mortgage investments as of July 1, 2003, the principal mortgage-related assets were accounted for as follows:

Commercial mortgage loans — Interest income was recorded based on the effective yield determined at the inception of the commercial mortgage transactions. The Company evaluated whether the commercial mortgage loans had been impaired by reviewing the discounted estimated future cash flows of the loans versus the carrying value of the loans. If the carrying value exceeded the discounted cash flows, an impairment loss was recorded through the operating income of the Leasing and Investments segment. Interest income was recognized on impaired mortgage loans based on the original effective yield of the loans. Loans that were foreclosed were transferred to commercial real estate at carrying value. At December 31, 2002, the Company’s gross investment in impaired mortgage loans (before impairment loss allowances) was $101,648,000. Substantially all of the mortgage loans at December 31, 2002 mature in 2004. The estimated fair value of the commercial mortgage loans, based on discounted future cash flows, exceeded the carrying value at December 31, 2002 by $3,397,000.

Commercial real estate — Recorded at cost and depreciated on a straight-line basis over an estimated useful life of 39 years. At least annually, the real estate assets were evaluated for impairment by comparing estimated future undiscounted cash flows to the carrying values. If the undiscounted future cash flows were less than the carrying value, an impairment loss was recorded equal to the difference between the estimated fair value and the carrying value of the impaired asset. Gains and losses were recorded on the sale of the real estate assets through the operating income of the Leasing and Investments segment based on the proceeds of the sale compared with the carrying value of the asset sold.

Net swap receivables — Recorded at fair value, based on the estimated future cash flows discounted at current market interest rates. All estimated future cash flows were provided by the swap counter party, who also is the servicer of the mortgage loans and real estate. Market interest rates for the swap inflows were based on the current market yield of a bond of the swap counter party. Discount rates for the swap outflows were based on an estimate of risk-adjusted rates for real estate assets. Any adjustments to the carrying value of the net swap receivables due to changes in expected future cash flows, discount rates or interest rates were recorded through the operating income of the Leasing and Investment segment.

In addition to the mortgage investments, the Company also has investments in real estate development joint ventures that may be affected by FIN 46. Implementation guidance relevant to these joint ventures is currently under consideration by the Financial Accounting Standards Board. Consequently, the Company has elected not to adopt FIN 46 for these investments until the fourth quarter, when adoption will be required. Based on the information presently available, it appears reasonably possible that consolidation of these joint ventures would be required. As of September 30, 2003, the assets of these joint ventures totaled $62,328,000. The Company’s risk of loss related to these investments is generally limited to their carrying value as of September 30, 2003.

In the third quarter of 2003, the Company entered into a leveraged lease transaction related to air traffic control equipment in Australia. The components of the Company’s cash investment of $48,763,000 for this transaction were as follows:

(In thousands)

Gross lease contracts receivable, net of nonrecourse debt service	$68,667
Estimated residual value of leased assets	68,054
Unearned income	(87,958)

Net investment in leveraged lease	$48,763

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

Other than the cumulative effect of change in accounting principle discussed above, goodwill and intangible expense was as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Goodwill:
Impairment	$--	$--	$702	$--
Intangible Assets:
Amortization	4,818	5,028	14,512	15,146
Impairment	--	--	3,761	--

Total	$4,818	$5,028	$18,975	$15,146

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

(6)     SHORT-TERM DEBT:

In 1999, the Company entered into a $400,000,000 Line of Credit Agreement which was extended to June 20, 2003. This line of credit was replaced on June 20, 2003 by a $400,000,000 Line of Credit Agreement with a termination date of June 18, 2004.

As a result of the deconsolidation of the mortgage entities due to the adoption of FIN 46 in the third quarter of 2003, the current portion of the nonrecourse notes payable were netted against investments. See the Investments note for further information.

(7)     LONG-TERM DEBT:

In 1992, the Company entered into a $300,000,000 revolving credit facility (RCF). In 1998, the Company amended the RCF to increase maximum available borrowings to $350,000,000 and extend the termination date to September 30, 2003. This RCF was replaced on June 20, 2003 by a $350,000,000 revolving credit facility with a termination date of June 20, 2008.

As a result of the deconsolidation of the mortgage entities due to the adoption of FIN 46 in the third quarter of 2003, the nonrecourse notes payable were netted against investments. See the Investments note for further information.

(8)     STOCK-BASED COMPENSATION:

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

The Company’s net income and income per share would have been reduced to the amounts shown below if compensation cost related to stock options had been determined based on fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

The pro forma effect of applying SFAS 123 was as follows:

(In thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income as reported	$268,902	$245,536	$740,383	$489,604
Add: Restricted stock recorded as expense, net of tax	2,875	--	8,627	--
Deduct: Total stock-based employee compensation expense, net of tax	(8,628)	(6,188)	(25,886)	(18,566)

Pro forma net income	$263,149	$239,348	$723,124	$471,038

Net income per share:
Basic - as reported	$0.88	$0.80	$2.41	$1.60
Basic - pro forma	$0.86	$0.78	$2.36	$1.54
Diluted - as reported	$0.87	$0.80	$2.40	$1.59
Diluted - pro forma	$0.85	$0.78	$2.35	$1.53

On January 2, 2003, the Company granted 792,158 shares of restricted stock to domestic key employees. This grant was made in lieu of the normal 2002 stock option grant. Annual compensation expense of $17,447,000 related to this grant is being recorded over the three-year vesting period.

(9)     SEGMENT INFORMATION:

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 — Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated results of operations for Illinois Tool Works Inc. (the “Company” or “ITW”) for the third quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating revenues	$2,531,885	$2,401,038	$7,409,665	$7,040,317
Operating income	426,676	396,936	1,201,742	1,135,843
Margin %	16.9%	16.5%	16.2%	16.1%

Operating revenues increased 5% in both the third quarter and year-to-date periods of 2003 versus the 2002 comparable periods mainly due to a 5% increase from favorable foreign currency translation for both the quarterly and year-to-date periods. Revenues from acquisitions increased 4% for the third quarter and 3% for the year-to-date period. These increases were partially offset by a 3% decline in base business manufacturing revenues for both the third quarter and year-to-date periods. North American base business revenues declined 3% and 4% in the third quarter and year-to-date periods, respectively, while international base business revenues declined 2% in the third quarter and were flat for the year-to-date period. In North America, industrial production remained at depressed levels; however, some improvement occurred in the later stages of the third quarter. Despite this improvement, capacity utilization and capital spending remained weak. Consequently, demand in many of the North American end markets that the Company’s businesses serve continued to be lower than last year. Internationally, business conditions remained soft, as indicated by low industrial production levels in the major European economies.

Operating income increased 7% for the third quarter of 2003 and 6% for the year to-date period principally as the result of the net effect of the following factors. First, favorable currency translation increased income 4% for the quarter and 5% year-to-date. Second, the declines in base business revenues reduced income 7% and 8% for the quarter and year-to-date periods, respectively, due to operating leverage. Third, Leasing and Investments increased income by 2% for the quarter and 3% year-to-date primarily due to higher income from venture capital investments, properties held for sale and property developments in the third quarter and mark-to-market adjustments related to the commercial mortgage portfolio in the second quarter. Fourth, higher corporate-related expenses associated with pensions, restricted shares, and health and welfare reduced income 2% in the third quarter and 4% year-to-date. Fifth, operational cost savings increased income by 12% and 9%, respectively. Sixth, acquisitions net of divestitures increased income 2% in both periods. Lastly, higher restructuring expense reduced income 3% in the third quarter and 1% year-to-date.

Pension expense remained flat compared to the third quarter of 2002 and increased $17.4 million year-to-date due to lowering of the asset return (from 11% in the first quarter of 2002, 10% in the second quarter of 2002, and 9% in the third quarter of 2002 versus 8% in the three quarters of 2003) and discount rate assumptions (from 7.25% in 2002 to 6.6% in 2003) for the principal domestic plans. Compensation expense increased $4.4 million in the third quarter and $13.1 million year-to-date due to the granting of restricted stock to domestic key employees on January 2, 2003 in lieu of the normal annual stock option grant. Operational cost savings mainly resulted from the benefits of the last four quarters of restructuring activity, which amounted to $50.0 million in expense. Year-to-date goodwill and intangible impairment charges of $4.5 million were the result of the Company’s annual impairment testing of its $2.6 billion of goodwill and intangibles performed in the first quarter of 2003. The impaired assets reflect diminished expectations of future cash flows, and primarily related to several U.S. welding components businesses.

Operating margins increased 40 basis points in the third quarter of 2003 and increased 10 basis points for the year-to-date period primarily due to the above factors. Base business revenue declines reduced margins 70 basis points for the third quarter and 80 basis points for the year-to-date period. Operational cost savings in excess of higher corporate-related expenses increased margins 170 basis points and 80 basis points for the quarter and year-to-date periods, respectively. Acquisitions diluted margins 20 basis points for both the quarter and year-to-date periods. Higher Leasing and Investment’s income increased margins 30 basis points and 40 basis points, respectively, for the two periods. Higher restructuring expense reduced margins 60 basis points and 10 basis points in the third quarter and year-to-date, respectively.

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
hand wipes for industrial purposes;
chemical fluids which clean or add lubrication to machines;
adhesives for industrial, construction and household purposes;
epoxy and resin-based coating products for industrial applications; and
components for industrial machines.

This segment primarily serves the construction, automotive and general industrial markets.

The results of operations for the Engineered Products – North America segment for the third quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating revenues	$774,874	$766,026	$2,305,372	$2,308,261
Operating income	130,752	128,016	375,239	408,108
Margin %	16.9%	16.7%	16.3%	17.7%

Operating revenues increased 1% in the third quarter of 2003 and remained flat in the year-to-date period, mainly due to base business revenue declines of 3% for the quarter and 4% for the year-to-date periods. These declines were offset by a 4% and 3% increase from acquisition revenues in the third quarter and year-to-date periods of 2003, respectively. Construction base business revenues increased 2% for the quarter and declined 3% for the year-to-date period as a result of growth in the commercial, residential and rehab construction businesses in the third quarter. Automotive base revenues declined 8% in the third quarter and 4% year-to-date due to a 9% decline in automotive production at the large domestic automotive manufacturers in the third quarter and 7% year-to-date. Revenues from the other businesses in this segment declined 5% in the third quarter and 4% year-to-date due to continued sluggishness in the broad array of industrial and commercial markets that these businesses serve.

Operating income increased 2% in the third quarter and declined 8% for the year-to-date period of 2003, due to the following factors. First, the base business revenue declines described above reduced income 6% and 8% in the third quarter and year-to-date periods, respectively, due to operating leverage. Second, lower restructuring costs increased income 2% in the third quarter, however, higher restructuring costs lowered income by 2% for the year-to-date period. Third, higher corporate-related expenses of $2.3 million in the third quarter and $13.2 million in the year-to-date periods associated with pensions, restricted shares, and health and welfare expense reduced income by 2% and 3%, respectively. Fourth, operational cost savings increased income by 5% and 4% for the third quarter and year-to-date periods, mainly due to 2003 benefits from the last four quarters of restructuring activity, which amounted to $15.5 million in expense for the segment. Lastly, acquisitions increased income 3% in the third quarter and 1% year-to-date.

Operating margins increased 20 basis points in the third quarter and decreased 140 basis points year-to-date. For the quarter, base business revenue declines reduced margins by 70 basis points, acquisitions diluted margins 20 basis points, lower restructuring expenses increased margins 40 basis points, and operational cost savings net of higher corporate–related expenses increased margins 60 basis points, and other revenue increased 10 basis points. For the year-to-date period, base business revenue declines reduced margins 90 basis points, acquisitions diluted margins 40 basis points, higher restructuring expense lowered margins 30 basis points and operational cost savings net of corporate-related expenses increased margins 10 basis points.

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

The results of operations for the Engineered Products – International segment for the third quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating revenues	$460,900	$394,659	$1,336,872	$1,118,244
Operating income	63,552	59,238	173,992	146,093
Margin %	13.8%	15.0%	13.0%	13.1%

Operating revenues increased 17% in the third quarter and 20% in the year-to-date periods of 2003 versus the prior year mainly due to a 14% and 16% increase, respectively, from favorable foreign currency translation. Base business revenues grew 1% in the third quarter and 2% year-to-date, and acquisitions increased revenues 2% in both periods. The base business revenue increase was primarily the result of a 2% increase in construction revenues in both periods, mainly due to an increase in commercial construction activity in Europe as well as commercial and residential activity in the Australasia region. In addition, automotive revenues declined 1% in the third quarter and grew 2% for the year-to-date period, as European automotive production weakened in the third quarter. Other businesses in this segment serve a broad array of industrial and commercial markets and revenues from these businesses remained flat in the third quarter and increased 2% year-to-date.

Operating income increased 7% in the third quarter of 2003 and 19% year-to-date mainly due to the following factors. First, favorable foreign currency translation increased income 15% and 18%, respectively, in the third quarter and year-to-date period. Second, the base revenue increases described above increased income 2% and 7% for the respective periods due to operating leverage. Third, higher restructuring costs decreased income 10% and 5% in the third quarter and year-to-date periods, respectively. Fourth, higher corporate-related expenses of $1.5 million for the third quarter and $7.7 million year-to-date related to higher pension, restricted share expenses, and health and welfare expenses reduced income by 3% and 5% for the respective periods. Fifth, lower operating costs increased income 2% for the quarter and 3% year-to-date, mainly due to 2003 benefits from the last four quarters of restructuring activity, which amounted to $3.7 million in expense for the segment. Lastly, acquisitions increased income 1% in both the third quarter and year-to-date periods.

Operating margins decreased 120 basis points and 10 basis points for the third quarter and year-to-date periods, respectively. Higher base business revenues increased margins by 20 basis points for the quarter and 60 basis points year-to-date, higher operational costs net of higher corporate-related expenses decreased margins 20 basis points for both periods, currency translation increased margins 30 basis points in both periods, and higher restructuring expenses decreased margins 150 basis points and 60 basis points in the respective periods. Acquisitions decreased margins 10 basis points in both periods.

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

The results of operations for the Specialty Systems – North America segment for the third quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating revenues	$849,184	$857,109	$2,467,258	$2,556,171
Operating income	154,222	145,377	408,213	393,596
Margin %	18.2%	17.0%	16.5%	15.4%

Operating revenues decreased 1% and 3% in the third quarter and year-to-date periods of 2003, respectively, mainly due to a decline in base business revenues of 4% for the quarter and 5% year-to-date, partially offset by a revenue increase from acquired companies of 2% for the third quarter and 1% for the year-to-date periods. The decline in base business revenues was a result of continued low capacity utilization in the various markets this segment serves. This has resulted in slow demand for capital equipment and continued low industrial production activity, which has reduced demand for consumable products. This lower market demand was reflected in declines in food equipment revenue of 8% for the quarter and 9% year-to-date, industrial packaging revenue declines of 1% for both the quarter and year-to-date periods and revenue declines of 7% for other businesses in this segment in both periods. These third quarter declines were partially offset by an increase in welding revenues of 3% in the third quarter; however, year-to-date welding revenues decreased 2%.

Operating income increased 6% in the third quarter of 2003 and 4% for the year-to-date period as a result of the following factors. First, the decline in base business revenues reduced income 9% for the third quarter and 13% year-to-date due to operating leverage. Second, higher corporate-related expenses of $2.1 million for the quarter and $13.8 million year-to-date associated with pensions, restricted shares, and health and welfare expenses reduced income by 2% in the third quarter and 4% in the year-to-date periods. Third, restructuring expenses had no impact in the third quarter, but lower year-to-date restructuring costs increased income 5%. Fourth, a first quarter goodwill and intangible asset impairment of $3.7 million related to various welding component businesses reduced year-to-date income by 1%. Fifth, operational cost savings increased income by 15% in both periods due to cost savings related to the last four quarters of restructuring activity, which amounted to $10.3 million in expense for the segment. Lastly, acquisitions increased income 1% in both periods.

Operating margins increased 120 basis points in the third quarter of 2003 and 110 basis points year-to-date. Base business revenue declines reduced margins by 100 basis points and 140 basis points for the quarter and year-to-date periods, respectively. Operational cost savings in excess of higher corporate-related expenses increased margins 250 basis points and 170 basis points in the third quarter and year-to-date periods, respectively. Lastly, lower restructuring expenses increased margins 80 basis points for the year-to-date period.

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

The results of operations for the Specialty Systems – International segment for the third quarter and year-to-date periods of 2003 and 2002 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating revenues	$502,433	$440,959	$1,426,572	$1,231,976
Operating income	53,463	45,821	150,062	128,230
Margin %	10.6%	10.4%	10.5%	10.4%

Operating revenues increased 14% in the third quarter and 16% in the year-to-date periods of 2003 primarily due to increases of 12% and 15%, respectively, from favorable foreign currency translation. Acquisitions, net of divestitures, increased revenue 6% and 3% in the third quarter and year-to-date periods, respectively. Base business revenues decreased by 5% in the quarter and 3% year-to-date, primarily as a result of continued slow European industrial production. Industrial packaging revenues decreased 9% for the third quarter and 3% year-to-date, food equipment revenues increased 3% in the third quarter and 1% year-to-date, and revenues for other businesses in this segment declined 2% for the quarter and 3% year-to-date.

Operating income increased 17% in both the third quarter and year-to-date periods of 2003 due to the following factors. First, currency translation increased income 15% in the third quarter and 18% in the year-to-date period. Second, the decline in base revenues decreased income 17% in the third quarter and 9% year-to-date due to operating leverage. Third, higher restructuring expenses reduced income 23% and 11% for the two respective periods. Fourth, higher corporate-related expenses of $1.2 million in the third quarter and $7.5 million year-to-date resulting from higher pension, restricted share expense, and health and welfare expense, reduced income 3% and 6%, respectively. Fifth, a product quality issue at a European industrial packaging unit in the second quarter reduced year-to-date income by $3.3 million or 3%. Sixth, operational cost savings of 38% in the third quarter and 20% for the year-to-date period offset the above cost increases. These operational cost savings were mainly due to cost reductions related to the last four quarters of restructuring activity that amounted $20.4 million in expense in this segment. Lastly, acquisitions net of divestitures increased income 6% and 5% for the quarter and year-to-date periods, respectively.

Operating margins increased 20 basis points and 10 basis points for the 2003 third quarter and year-to-date periods, respectively. Lower base business revenues decreased margins 130 basis points for the quarter and 70 basis points year-to-date, operational cost savings net of higher corporate-related expenses increased margins by 380 basis points for the quarter and 150 basis points year-to-date, currency translation increased margins 20 basis points for the quarter and 30 basis points year-to-date, higher restructuring expenses reduced margins by 250 basis points in the third quarter and 120 basis points year-to-date and acquisitions had virtually no effect on margins in the third quarter and increased margins 20 basis points for the year-to-date period.

LEASING AND INVESTMENTS

Businesses in this segment make investments in mortgage entities, leveraged and direct financing leases of telecommunications, aircraft, air traffic control and other equipment, properties and property developments, affordable housing, and a venture capital fund. As a result of the Company’s strong cash flow, the Company has historically had excess funds to make opportunistic investments that meet the Company’s desired financial returns. In connection with some of these investment transactions, the Company may be contractually required to make future cash payments related to affordable housing contributions, venture fund capital contributions or the redemption of preferred stock of subsidiaries. See the Company’s Annual Report to Stockholders for further information regarding these cash contractual obligations as of December 31, 2002.

The results of operations for the Leasing and Investments segment for the third quarter and year-to-date periods of 2003 and 2002 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating revenues	$28,382	$34,782	$124,657	$107,419
Operating income	24,687	18,484	94,236	59,816

Operating income (loss) by investment for the third quarter and year-to-date periods of 2003 and 2002 was as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Mortgage investments	$11,139	$11,991	$63,648	$43,097
Leases of equipment	5,048	5,492	15,079	14,275
Property developments	2,889	1,198	5,918	2,605
Properties held for sale	469	(447)	(1,061)	(1,493)
Venture capital limited partnership	1,763	(342)	(338)	(777)
Other	3,379	592	10,990	2,109

	$24,687	$18,484	$94,236	$59,816

In the third quarter of 2003, operating income increased primarily due to mark-to-market gains related to the venture capital investment, higher property development income as a result of substantially more sales of residential homes and 2003 gains on sales of properties held for sale.

For the year-to-date period, operating income increased primarily due to swap mark-to-market adjustments of approximately $39 million in the second quarter of 2003 as a result of lower market interest rates and lower estimated future cash flows from the related mortgage loans and real estate.

On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (“FIN 46”) relative to its investments in mortgage entities. See the Investments note for further discussion of this change in accounting for these investments.

In addition to the mortgage investments, the Company also has investments in real estate development joint ventures that may be affected by FIN 46. Implementation guidance relevant to these joint ventures is currently under consideration by the Financial Accounting Standards Board. Consequently, the Company has elected not to adopt FIN 46 for these investments until the fourth quarter when adoption will be required. Based on information presently available, it appears reasonably possible that consolidation of these joint ventures would be required. See the Investments note for further discussion of these investments.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Engineered Products - North America	$774,874	$766,026	$2,305,372	$2,308,261
Engineered Products - International	460,900	394,659	1,336,872	1,118,244
Specialty Systems - North America	849,184	857,109	2,467,258	2,556,171
Specialty Systems - International	502,433	440,959	1,426,572	1,231,976
Intersegment revenues	(83,888)	(92,497)	(251,066)	(281,754)

Total manufacturing operating revenues	2,503,503	2,366,256	7,285,008	6,932,898
Leasing and Investments	28,382	34,782	124,657	107,419

Total operating revenues	$2,531,885	$2,401,038	$7,409,665	$7,040,317

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

Other than the cumulative effect of change in accounting principle discussed above, goodwill and intangible expense was as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Goodwill:
Impairment	$--	$--	$702	$--
Intangible Assets:
Amortization	4,818	5,028	14,512	15,146
Impairment	--	--	3,761	--

Total	$4,818	$5,028	$18,975	$15,146

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

INTEREST EXPENSE

Interest expense increased to $52.7 million in the first nine months of 2003 from $50.6 million in 2002 as higher interest expense from the 6.55% preferred debt securities issued in the third quarter of 2002 was partially offset by lower interest expense at international operations.

OTHER INCOME (EXPENSE)

Other income was income of $9.8 million for the first nine months of 2003 versus other expense of $2.4 million in 2002. This increase is primarily due to gains in 2003 versus losses in 2002 on the sales of operations and affiliates and higher interest income in 2003, partially offset by higher losses in 2003 versus 2002 on the sales of fixed assets.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $753.3 million ($2.44 per diluted share) in the first nine months of 2003 was 7.0% higher than the 2002 income from continuing operations of $703.9 million ($2.28 per diluted share).

DISCONTINUED OPERATIONS

In 2001, the Company’s Board of Directors authorized the divestiture of the Consumer Products segment. These businesses were acquired by ITW in 1999 as part of the Company’s merger with Premark International Inc. (“Premark”). Subsequent to the Premark merger, the Company determined that the consumer characteristics of the businesses in this segment were not a good long-term fit with the Company’s other industrially focused businesses. Businesses in this segment are located primarily in North America and manufacture household products that are used by consumers, including Precor specialty exercise equipment, West Bend small appliances and premium cookware, and Florida Tile ceramic tile. On October 31, 2002 the sales of Precor and West Bend were completed, resulting in net cash proceeds of $211.2 million. The Company is actively marketing Florida Tile and intends to dispose of it through a sale transaction by the end of 2003.

Results of the discontinued operations for the third quarter and year-to-date periods of 2003 and 2002 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating revenues	$31,144	$91,831	$91,182	$286,901

Operating income (loss)	$(1,835)	$3,713	$(4,348)	$16,600

Net income (loss) from discontinued operations	$(1,843)	$1,276	$(4,370)	$7,617
Amount charged against reserve for Florida Tile operating losses	1,843	--	4,370	--

Income from discontinued operations (net of 2002 tax provision
of $1,930 and $5,669, respectively)	--	1,276	--	7,617
Loss on disposal of the segment (net of 2003 tax benefit of
$364 and provision of $11,382, respectively)	(874)	--	(12,922)	--

Income (loss) from discontinued operations	$(874)	$1,276	$(12,922)	$7,617

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

Summarized cash flow information for the third quarter and year-to-date periods of 2003 and 2002 was as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net cash provided by operating activities	$395,032	$379,958	$888,532	$944,144
Proceeds from investments	15,619	21,159	38,660	49,329
Additions to plant and equipment	(60,818)	(59,840)	(182,956)	(192,547)

Free operating cash flow	$349,833	$341,277	$744,236	$800,926

Acquisitions	$(73,816)	$(13,732)	$(148,081)	$(105,715)
Cash dividends paid	(70,589)	(67,403)	(211,638)	(201,839)
Purchase of investments	(66,953)	(15,378)	(107,805)	(190,812)
Proceeds from sales of operations and affiliates	12,076	2,185	9,570	4,105
Net proceeds (repayments) of debt	(22,433)	(58,830)	(61,595)	16,467
Other	10,655	46,963	90,467	115,065

Net increase in cash and equivalents	$138,773	$235,082	$315,154	$438,197

Free operating cash flow for the third quarter of 2003 was higher than the same period in 2002 as a result of higher cash flow from operating activities partially offset by lower proceeds from investments. Net cash from operations was higher mainly due to higher net income and decreasing inventory in the third quarter of 2003, partially offset by higher accounts receivable outstanding. The decrease in proceeds from investments in 2003 versus 2002 was due to lower lease cash flow in 2003 versus 2002.

For the first nine months of 2003, free operating cash flow was lower than the same period in 2002, primarily as a result of lower cash from operating activities. The decrease in cash flow from operating activities is primarily due to greater use of cash or lower source of cash for accrued expenses and other liabilities, accounts payable, and prepaid expenses and other assets, partially offset by lower use of cash for inventories. Accounts payable decreased in 2003 versus 2002 and inventory increases were smaller in 2003 versus 2002 as a result of an overall reduction in inventory levels. Prepaid expenses and other assets increased as a result of a pension contribution in 2003.

Return on Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the third quarter and year-to-date periods of 2003 and 2002 was as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating income after taxes	$277,339	$258,008	$781,132	$738,298

Total debt	$996,446	$1,607,470	$996,446	$1,607,470
Less: Leasing and investment debt	(239,350)	(795,529)	(239,350)	(795,529)
Less: Cash	(1,372,841)	(720,421)	(1,372,841)	(720,421)

Adjusted net debt	(615,745)	91,520	(615,745)	91,520
Total stockholders' equity	7,399,657	6,498,240	7,399,657	6,498,240

Invested capital	$6,783,912	$6,589,760	$6,783,912	$6,589,760

Average invested capital	$6,823,071	$6,604,859	$6,593,591	$6,610,980

Annualized return on average invested capital	16.3%	15.6%	15.8%	14.9%

The 70 basis point increase in ROIC in the third quarter of 2003 was due primarily to a 7% increase in after-tax operating income, mainly as a result of favorable currency translation. The 90 basis point increase in ROIC for year-to-date 2003 was a result of a 6% increase in after-tax operating income, mainly as a result of translation.

Working Capital

Net working capital at September 30, 2003 and December 31, 2002 is summarized as follows:

(Dollars in thousands)

	September 30, 2003	December 31, 2002	Increase/ (Decrease)

Current Assets:
Cash and equivalents	$1,372,841	$1,057,687	$315,154
Trade receivables	1,701,858	1,500,031	201,827
Inventories	979,994	962,746	17,248
Other	352,956	354,301	(1,345)

	4,407,649	3,874,765	532,884

Current Liabilities:
Short-term debt	70,161	121,604	(51,443)
Accounts payable	424,749	416,958	7,791
Accrued expenses	769,727	833,689	(63,962)
Other	257,942	194,911	63,031

	1,522,579	1,567,162	(44,583)

Net Working Capital	$2,885,070	$2,307,603	$577,467

Current Ratio	2.89	2.47

Accounts receivable increased as a result of currency translation and acquisitions. Short-term debt and accrued expenses decreased primarily as a result of the deconsolidation of the mortgage entities due to the adoption of FIN 46 in the third quarter of 2003.

Debt

Total debt at September 30, 2003 and December 31, 2002 was as follows:

(Dollars in thousands)

	September 30, 2003	December 31, 2002

Short-term debt	$70,161	$121,604
Long-term debt	926,285	1,460,381

Total debt	$996,446	$1,581,985

Total debt to total capitalization	11.9%	19.2%
Total debt to total capitalization
(excluding Leasing and Investment segment)	11.9%	11.4%

In 1999, the Company entered into a $400.0 million Line of Credit Agreement which was extended to June 20, 2003. This line of credit was replaced on June 20, 2003 by a $400.0 million Line of Credit Agreement with a termination date of June 18, 2004.

In 1992, the Company entered into a $300.0 million revolving credit facility (RCF). In 1998, the Company amended the RCF to increase maximum available borrowings to $350.0 million and extend the termination date to September 30, 2003. This RCF was replaced on June 20, 2003 by a $350.0 million revolving credit facility with a termination date of June 20, 2008. This debt capacity is for use principally to support any future issuance of commercial paper and to fund larger acquisitions.

As a result of the deconsolidation of the mortgage entities due to the adoption of FIN 46 in the third quarter of 2003, the Company’s nonrecourse notes payable were netted against investments. See the Investments note for further information.

Stockholders’ Equity

The changes to stockholders’ equity during 2003 were as follows:

(In thousands)

Total stockholders' equity, December 31, 2002	$6,649,071
Income from continuing operations	753,305
Loss from discontinued operations	(12,922)
Cash dividends declared	(214,885)
Exercise of stock options	22,219
Amortization of restricted stock grants	13,389
Escrow shares returned from prior acquisitions	(664)
Currency translation adjustments	190,144

Total stockholders' equity, September 30, 2003	$7,399,657

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the divestiture of the Florida Tile business in 2003, the adequacy of internally generated funds and the impact of the adoption of FIN 46 on investments in real estate development joint ventures. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or commercial real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community or Australia, (3) the unfavorable impact of foreign currency fluctuations, (4) an interruption in, or reduction in, introducing new products into the Company’s product line, and (5) a continuing unfavorable environment for making acquisitions or dispositions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2003. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2003 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 – Legal Proceedings

The Company has recently received notification from Region V of the United States Environmental Protection Agency ("USEPA") of alleged violations of the Resource Conservation and Recovery Act of 1976 ("RCRA") at one of its manufacturing facilities in Michigan. The alleged violations were based on an inspection that took place in 2002. The USEPA seeks civil penalties of $255,000. The Company believes that penalties in this amount are unjustified and excessive, and intends to seek settlement of the matter for a lesser penalty more appropriate for the violations alleged. In the alternative, the Company intends to defend itself vigorously if USEPA pursues an administrative proceeding in the absence of a negotiated settlement.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibit Index
	Exhibit No.	Description
	31	Rule 13a-14(a) Certification
	32	Section 1350 Certification
(b)	Reports on Form 8-K
Form 8-K, Current Report dated July 22, 2003 which included Items 7 and 9 and a press release and conference call presentation dated July 22, 2003 setting forth the second quarter 2003 financial results of Illinois Tool Works Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2003	/s/ Jon C. Kinney
Jon C. Kinney
Senior Vice President and Chief Financial Officer