Form 10-K
period 2003-12-31
ILLINOIS TOOL WORKS INC
filed 2004-03-09
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                                                 For the transition period from                                to

Commission file number 1-4797

ILLINOIS TOOL WORKS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-1258310
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3600 W. Lake Avenue, Glenview, Illinois	60025-5811
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 724-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
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

Yes  X           No

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $16,100,000,000, based on the New York Stock Exchange closing sales price as of June 30, 2003.

      Shares of Common Stock outstanding at February 27, 2004 — 309,473,375.

Documents Incorporated By Reference

2003 Annual Report to Stockholders	Parts I, II, IV
2004 Proxy Statement for Annual Meeting of Stockholders to be held on May 7, 2004	Part III

PART I

ITEM 1.	Business

General

      Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a worldwide manufacturer of highly engineered products and specialty systems.

      The Company has approximately 625 operations in 44 countries that are aggregated and organized for internal reporting purposes into the following five segments:

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

      In the plastic and metal components and fasteners category, products include:

•	metal fasteners and fastening tools for the commercial and residential construction industries;

•	laminate products for the commercial and residential construction industries and furniture markets;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance, furniture and electronics applications; and

•	plastic fasteners for automotive, appliance and electronics applications.

      In the specialty products category, products include:

•	reclosable packaging for consumer food applications;

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;

•	hand wipes for industrial purposes;

•	chemical fluids which clean or add lubrication to machines;

•	adhesives for industrial, construction and consumer purposes;

•	epoxy and resin-based coating products for industrial applications; and

•	components for industrial machines.

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

      In the plastic and metal components and fastener category, products include:

•	metal fasteners and fastening tools for the commercial and residential construction industries;

•	laminate products for the commercial and residential construction industries and furniture markets;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance and electronics applications; and

•	plastic fasteners for automotive, appliance and electronics applications.

      In the specialty products category, products include:

•	electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines; and

•	epoxy and resin-based coating products for industrial applications.

      Specialty Systems — North America: Businesses in this segment are located in North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented value-added products become part of the customers’ processes and typically are manufactured and delivered in a period of time of more than 30 days.

      In the machinery and related consumables category, products include:

•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;

•	welding equipment and metal consumables for a variety of end market users;

•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;

•	plastic stretch film and related packaging equipment for various industrial purposes;

•	paper and plastic products used to protect shipments of goods in transit;

•	marking tools and inks for various end users; and

•	foil and film and related equipment used to decorate a variety of consumer products.

      In the specialty equipment category, products include:

•	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;

•	paint spray equipment for a variety of general industrial applications;

•	static control equipment for electronics and industrial applications;

•	wheel balancing and tire uniformity equipment used in the automotive industry; and

•	airport ground power generators for commercial and military applications.

      Specialty Systems — International: Businesses in this segment are located outside North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented, value-added products become part of the customers’ processes and typically are manufactured and delivered in a period of time of more than 30 days.

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

      Leasing and Investments: Businesses in this segment make investments in mortgage entities, leases of telecommunications, aircraft, air traffic control and other equipment, properties and property developments, affordable housing and a venture capital fund. As a result of the Company’s strong cash flow, the Company has historically had excess funds to make opportunistic investments that meet the Company’s desired returns. In connection with some of these investment transactions, the Company may be contractually required to make future cash payments related to affordable housing capital contributions, venture fund capital contributions or the redemption of preferred stock of subsidiaries. See the Company’s 2003 Annual Report to Stockholders for further information regarding these cash contractual obligations as of December 31, 2003. The Company’s significant investments are described below:

1)	Mortgage investments — In 1995, 1996 and 1997, the Company invested a total of $300 million in three separate mortgage entities. In these essentially similar transactions, the mortgage entities entered into various agreements with a AAA-rated third party related to commercial mortgage loans and real estate whereby the Company paid cash of $240 million ($80 million for each transaction), issued preferred stock of subsidiaries of $60 million ($20 million for each transaction) and the mortgage entities issued nonrecourse notes payable of $740 million. These agreements, each covering a ten-year period, are summarized as follows:

•	The third party transferred to the mortgage entities legal title in pools of sub-performing commercial mortgage loans and real estate (collectively, the “mortgage assets”). To balance the economics of the transactions, a Treasury security was added to the pool of assets in the second transaction and an annuity contract was added to the pool of mortgage assets in the third transaction.

•	The mortgage entities entered into swap agreements with the third party whereby:

•	The third party (the “swap counter party”) makes the contractual principal and interest payments on the mortgage entities’ nonrecourse notes payable.

•	The swap counter party receives all of the annual operating cash flows from the pools of mortgage assets except for $26 million per year ($9 million for the first two transactions and $8 million for the third transaction), which is paid to the Company.

•	By the tenth year of each transaction, the swap counter party (who is also the asset servicer) is required to sell all of the mortgage assets. The Company receives the first $127.2 million of the disposition proceeds, which is equal to the redemption value (liquidation value plus accrued dividends) of the $60 million preferred stock of subsidiaries. The swap counter party receives the next $317.6 million of the disposition proceeds, which will be used to pay the principal and interest on the nonrecourse notes payable due in year 10.

•	The mortgage entities entered into Servicing, Administration and Management agreements (the “servicing agreements”) with the swap counter party whereby the swap counter party will perform all aspects of the servicing, management and marketing of the pools of mortgage assets.

In addition, under the terms of the servicing agreements, the swap counter party will collect all cash flows from the assets and make the required swap payments to the mortgage entities, the Company and the holder of the nonrecourse notes payable. In exchange for these services, the swap counter party is paid an annual servicing fee equal to a percentage of the mortgage assets managed and a disposition fee equal to a portion of the disposition proceeds from the sale of the mortgage assets at the end of ten years.

•	To significantly reduce the risk that the Company will not receive its annual cash flow of $26 million per year, the swap counter party transferred to the Company legal title to membership interests in three limited liability corporations, which own separate pools of performing mortgage loans and real estate. In the event that the mortgage entities’ pools of mortgage assets do not generate cash flows of at least $26 million per year, the mortgage entities have a right to receive the shortfall from the cash flow generated by the pools of assets owned by the limited liability corporations. This collateral right is the Company’s only interest in the limited liability corporations.

•	In 2000, the servicing agreements were amended such that the disposition proceeds from the sales of the original mortgage assets were allowed to be reinvested in replacement mortgage assets. As part of the amendment, the swap counter party guaranteed that the disposition proceeds of the replacement mortgage assets would be no less than the disposition proceeds from the sales of the original mortgage assets.

See the Leasing and Investments section of the Management’s Discussion and Analysis in the Company’s 2003 Annual Report to Stockholders for further discussion of the estimated future cash flows and risks related to these mortgage investments.

On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) relative to its investments in the mortgage entities. FIN 46 requires consolidation of variable interest entities in which a company has a controlling financial interest, even if it does not have a majority voting interest. A company is deemed to have a controlling financial interest in a variable interest entity if it has either the majority of the risk of loss or the majority of the residual returns. Upon its adoption of FIN 46 for the mortgage investments as of July 1, 2003, the Company deconsolidated its investments in the mortgage entities as the Company neither bears the majority of the risk of loss nor enjoys the majority of any residual returns.

Starting in the third quarter of 2003 and for subsequent periods, the Company accounts for its net investments in the mortgage entities using the equity method of accounting as provided in Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Under this method, the net mortgage investments are adjusted through income for changes in the Company’s share of the net assets of the mortgage entities. The excess of the liquidation value of the investments in the mortgage entities over their net book value as of July 1, 2003 of $178.3 million is being recognized as income over the remaining term of each of the investments.

Prior to the adoption of FIN 46 for the mortgage investments as of July 1, 2003, each asset and liability of the mortgage entities was recorded based on the appropriate accounting method for each component. See the Investments note in the Company’s 2003 Annual Report to Stockholders for a detailed explanation of the accounting methods used for the various assets in these transactions.

2)	Leases of equipment — The Company has entered into numerous leases of equipment used in the telecommunications and transportation industries. These leases are accounted for as leveraged, operating or sales-type leases. See the Investments note in the Company’s 2003 Annual Report to Stockholders for further discussion of these leases.

3)	Affordable housing limited partnerships — The Company has entered into several affordable housing limited partnerships primarily to receive tax benefits in the form of tax credits and tax deductions from operating losses. See the Investments note in the Company’s 2003 Annual Report to Stockholders for further discussion of these investments.

80/20 Simplification Process

      A key element of the Company’s business strategy is its continuous 80/20 simplification process. The basic concept of this 80/20 process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 process to simplify and focus on the keys parts of their business, and reduce complexity that often disguises what is truly important. Each of the Company’s 625 operations utilizes the 80/20 process in all aspects of its business. Common applications of the 80/20 process include:

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

      The result of the application of this 80/20 simplification process is that the Company improves its operating and financial performance. These 80/20 efforts often result in restructuring projects that reduce costs and improve margins. Corporate management works more closely with those business units that have operating results below expectations to help the unit apply this 80/20 simplification process and improve their results.

Discontinued Operations

      In November 1999, a wholly owned subsidiary of ITW merged with Premark International, Inc. (“Premark”), a manufacturer of commercial food equipment and laminate products. Shareholders of Premark received .8081 shares of ITW common stock in exchange for each share of Premark common stock outstanding. A total of 49,781,665 of ITW common stock shares were issued to the former Premark shareholders in connection with the merger. The merger was accounted for under the pooling-of-interests accounting method. Accordingly, ITW’s historical financial statements for periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Premark as though the companies had been combined during such periods.

      In December 2001, the Company’s Board of Directors authorized the divestiture of the Consumer Products segment. These businesses were acquired by ITW in 1999 as part of the Company’s merger with Premark. Subsequent to the Premark merger, the Company determined that the consumer characteristics of the businesses in the Consumer Products segment were not a good long-term fit with the Company’s other industrially focused businesses. Businesses in this segment were located primarily in North America and manufactured household products that are used by consumers, including Precor specialty exercise equipment, West Bend small appliances and premium cookware and Florida Tile ceramic tile. On October 31, 2002, the sales of Precor and West Bend were completed, resulting in cash proceeds of $211.2 million. On November 7,

2003, the sale of Florida Tile was completed, resulting in cash proceeds of $11.5 million. The Company’s net loss on disposal of the segment was as follows:

	Pretax Gain	Tax Provision	After-Tax Gain
In thousands	(Loss)	(Benefit)	(Loss)

Realized gains on 2002 sales of Precor and West Bend	$146,240	$51,604	$94,636
Estimated loss on 2003 sale of Florida Tile recorded in 2002	(123,874)	(31,636)	(92,238)

Estimated net gain on disposal of the segment deferred at December 31, 2002	22,366	19,968	2,398

Gain adjustments related to 2002 sales of Precor and West Bend recorded in 2003	(752)	(256)	(496)
Additional loss on sale of Florida Tile recorded in 2003	(28,784)	(10,348)	(18,436)

Net loss on disposal of segment as of December 31, 2003	$(7,170)	$9,364	$(16,534)

      During the five-year period ending December 31, 2003, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.

Current Year Developments

      Refer to pages 25 through 42, Management’s Discussion and Analysis, in the Company’s 2003 Annual Report to Stockholders.

Financial Information about Segments and Markets

      Segment and geographic data are included on pages 26 through 35 and 68 through 70 of the Company’s 2003 Annual Report to Stockholders.

      The principal markets served by the Company’s four continuing manufacturing segments are as follows:

	% of 2003 Operating Revenues by Manufacturing Segment

	Engineered	Engineered	Specialty	Specialty
	Products-	Products-	Systems-	Systems-
End Markets Served	North America	International	North America	International

Construction	46%	37%	11%	5%
Automotive	30	31	4	3
General Industrial	8	14	23	28
Food Retail and Service	—	—	28	22
Consumer Durables	4	7	3	3
Electronics	3	5	1	2
Food and Beverage	3	—	9	14
Industrial Capital Goods	2	1	5	5
Paper Products	—	—	3	4
Other	4	5	13	14

	100%	100%	100%	100%

      Operating results of the segments are described on pages 26 through 35 and 68 through 70 of the Company’s 2003 Annual Report to Stockholders.

      The Company’s manufacturing businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

      Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by continuing manufacturing segment as of December 31, 2003 and 2002 is summarized as follows:

	Backlog in Thousands of Dollars

	Engineered	Engineered	Specialty	Specialty
	Products-	Products-	Systems-	Systems-
	North America	International	North America	International	Total

2003	$236,000	$187,000	$193,000	$140,000	$756,000
2002	$240,000	$150,000	$174,000	$108,000	$672,000

      Backlog orders scheduled for shipment beyond calendar year 2004 were not material in any manufacturing segment as of December 31, 2003.

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

Research and Development

      The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 49 of the Company’s 2003 Annual Report to Stockholders.

      The Company owns approximately 2,700 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 950 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

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

Trademarks

      Many of the Company’s products are sold under various owned or licensed trademarks, which are important to the Company. Among the most significant are: ITW, Acme, Angleboard, Apex, Bernard, Binks, Buildex, Chemtronics, Corex, Deltar, Devcon, DeVilbiss, Dymon, Dynatec, Elga, Evercoat, Fastex, Foster, Gema, Hi-Cone, Hobart, Keps, LPS, Magna, Magnaflux, Miller, Mima, Minigrip, Nexus, Orgapack, Paktron, Paslode, Ramset, Ransburg, Red Head, Resopal, Rocol, Shakeproof, Signode, Simco, Spit, Stero, Strapex, Teks, Tempil, Tenax, Texwipe, Traulsen, Tri-Mark, Unipac, Valeron, Vulcan, Wilsonart and Zip-Pak.

Environmental

      The Company believes that its plants and equipment are in substantial compliance with applicable environmental regulations. Additional measures to maintain compliance are not expected to materially affect the Company’s capital expenditures, competitive position, financial position or results of operations.

      Various legislative and administrative regulations concerning environmental issues have become effective or are under consideration in many parts of the world relating to manufacturing processes and the sale or use of certain products. To date, such developments have not had a substantial adverse impact on the Company’s sales or earnings. The Company has made considerable efforts to develop and sell environmentally compatible products resulting in new and expanding marketing opportunities.

Employees

      The Company employed approximately 47,500 persons as of December 31, 2003 and considers its employee relations to be excellent.

International

      The Company’s international operations include subsidiaries, joint ventures and licensees in 43 countries on six continents. These operations serve such markets as construction, automotive, food retail and service, general industrial, food and beverage, and others on a worldwide basis. The Company’s international operations contributed approximately 41% of operating revenues in 2003 and 37% in 2002.

      Refer to pages 25 through 42 and 68 through 70 in the Company’s 2003 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Forward-looking Statements

      This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding availability of raw materials and energy, the cost of compliance with environmental regulations, the adequacy of internally generated funds, the recoverability of the Company’s investment in mortgage entities, equipment leases, the meeting of dividend payout objectives, the impact of the adoption of FIN 46 on investments in real estate development joint ventures, Premark’s target operating margins, payments under guarantees, the availability of additional financing, the Company’s portion of future benefit payments related to pension and other postretirement benefits and the Company’s 2004 forecasts. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community and Australia, (3) the unfavorable impact of foreign currency fluctuations and prices of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings.

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

Executive Officers

      Executive Officers of the Company as of February 27, 2004:

Name	Office	Age

Robert T. Callahan	Senior Vice President, Human Resources	62
W. James Farrell	Chairman and Chief Executive Officer	61
Russell M. Flaum	Executive Vice President	53
David T. Flood	Executive Vice President	52
Philip M. Gresh, Jr	Executive Vice President	55
Thomas J. Hansen	Executive Vice President	55
Stewart S. Hudnut	Senior Vice President, General Counsel and Secretary	64
Jon C. Kinney	Senior Vice President and Chief Financial Officer	61
Frank S. Ptak	Vice Chairman	60
James M. Ringler	Vice Chairman	58
David B. Speer	Executive Vice President	52
Allan C. Sutherland	Senior Vice President, Leasing and Investments	40
Hugh J. Zentmyer	Executive Vice President	57

      The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Messrs. Callahan, Flood, Gresh and Ringler, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Mr. Callahan was elected Senior Vice President in 2002. He joined the Company in 1976 and has served the Company in various human resource capacities over the last 27 years. Mr. Flood was elected Executive Vice President in 2000. He joined the Company in 1993 and has held various management positions within the polymers, fluids and machined components businesses and previously worked for the Company from 1976 to 1991. Mr. Gresh was elected Executive Vice President in 2000. He joined the Company in 1989 and has held various sales, marketing and general management positions with the consumer packaging businesses. Mr. Ringler was elected Vice Chairman in 1999. He joined Premark in 1990 where he served as President and Chief Operating Officer until 1996. He served as Premark’s Chief Executive Officer and President from 1996 to 1997, after which he served as Chairman of the Board, Chief Executive Officer and President until Premark’s merger with the Company in 1999.

Internet Information

      Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Code of Ethics for CEO and key financial and accounting personnel, Charters of the

Audit, Corporate Governance and Nominating and Compensation Committees of the Board of Directors, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.itw.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.	Properties

      As of December 31, 2003, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number	Floor Space
	of
	Properties	Owned	Leased	Total

	(In millions of square feet)
Engineered Products — North America	142	8.3	3.2	11.5
Engineered Products — International	104	4.8	2.0	6.8
Specialty Systems — North America	131	7.4	3.0	10.4
Specialty Systems — International	110	6.3	2.1	8.4
Leasing and Investments	22	1.7	0.4	2.1
Corporate	9	1.5	—	1.5

	518	30.0	10.7	40.7

      The principal plants outside of the U.S. are in Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Ireland, Italy, Malaysia, the Netherlands, Spain, Switzerland and the United Kingdom.

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

      The Company has received notification from Region V of the United States Environmental Protection Agency (“USEPA”) of a number of alleged violations of the Resource Conservation and Recovery Act of 1976 (“RCRA”) at one of its manufacturing facilities in Michigan. The alleged violations were based on an inspection that took place in 2002. The USEPA presently seeks civil penalties of $255,000. The Company believes that penalties in this amount are unjustified and intends to defend itself if an administrative proceeding is pursued by USEPA.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      This information is incorporated by reference to page 71 of the Company’s 2003 Annual Report to Stockholders.

ITEM 6.	Selected Financial Data

	2003	2002	2001	2000	1999

	In thousands (except per share amounts)
Operating revenues	$10,035,623	9,467,740	9,292,791	9,511,647	8,840,454
Income from continuing operations	$1,040,214	931,810	802,449	969,451	835,895
Income from continuing operations per common share:
Basic	$3.39	3.04	2.64	3.21	2.78
Diluted	$3.37	3.02	2.62	3.18	2.74
Total assets at year-end	$11,193,321	10,623,101	9,822,349	9,514,847	8,978,329
Long-term debt at year-end	$920,360	1,460,381	1,267,141	1,549,038	1,360,746
Cash dividends declared per common share	$.94	.90	.84	.76	.66

      On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) relative to its investments in the mortgage entities. Refer to pages 54 and 55 of the Company’s 2003 Annual Report to Stockholders for discussion of the adoption of FIN 46. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Refer to the Company’s 2003 Annual Report to Stockholders for discussion of the effect of the change in accounting principle.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information is incorporated by reference to pages 25 through 42 of the Company’s 2003 Annual Report to Stockholders.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

      This information is incorporated by reference to pages 40 and 41 of the Company’s 2003 Annual Report to Stockholders.

ITEM 8.	Financial Statements and Supplementary Data

      The financial statements and reports thereon of Deloitte & Touche LLP dated February 16, 2004 and Arthur Andersen LLP dated January 28, 2002, as found on pages 43 through 70 and the supplementary data as found on page 71 of the Company’s 2003 Annual Report to Stockholders, are incorporated by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

ITEM 9A.	Controls and Procedures

      The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2003. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-K and other Exchange Act filings.

      In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2003 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

      Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K on page 9.

      Information regarding the Audit Committee Financial Expert is incorporated by reference to the information under the caption “Report of the Audit Committee” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

      Information regarding the identification of the Audit Committee is incorporated by reference to the information under the caption “Board of Directors and Its Committees” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

      Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

      Information regarding the Company’s code of ethics that applies to the Company’s Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference to the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

      This information is incorporated by reference to the information under the captions “Executive Compensation,” “Director Compensation,” “Company Performance” and “Report of the Compensation Committee on Executive Compensation” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      This information is incorporated by reference to the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions

      This information is incorporated by reference to the information under the captions “Director Compensation,” “Executive Compensation” and “Ownership of ITW Stock” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

      This information is incorporated by reference to the information under the caption “Ratification of the Appointment of Independent Public Accountants” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

      The financial statements and reports thereon of Deloitte & Touche LLP dated February 16, 2004 and Arthur Andersen LLP dated January 28, 2002 as found on pages 43 through 70 and the supplementary data as found on page 71 of the Company’s 2003 Annual Report to Stockholders, are incorporated by reference.

      Arthur Andersen LLP audited the financial statements for and as of the year ended December 31, 2001 included in the annual report on Form 10-K for the year ended December 31, 2003. These financial statements are incorporated by reference into Illinois Tool Works Inc.’s previously filed registration statements on Form S-8 (File No.’s 333-22035, 333-37068, 333-75767 and 333-69542), Form S-4 (File No.’s 333-02671, 333-25471 and 333-88801) and Form S-3 (File No.’s 33-5780 and 333-70691) and Premark International, Inc.’s previously filed registration statements on Form S-3 (File No.’s 33-35137 and 333-62105). After reasonable efforts, Illinois Tool Works Inc. has not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of its audit report dated January 28, 2002 into the Company’s registration statements. As a result, Arthur Andersen LLP may not have any liability under Section 11(a) of the Securities Act as to any untrue statement of a material fact contained in the financial statements audited by Arthur Andersen LLP or any omission of a material fact required to be stated therein. Accordingly, investors may be unable to assert a claim against Arthur Andersen LLP under Section 11(a) of the Securities Act with respect to such financial statements.

(2) Financial Statement Schedules

      Not applicable.

(3) Exhibits

                 (i) See the Exhibit Index on pages 15 and 16 of this Form 10-K.

                 (ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2003, with the exception of the agreements related to the 5 3/4% and 6 7/8% Notes, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2003; however, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K dated October 16, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March 2004.

ILLINOIS TOOL WORKS INC.

By	/s/ W. JAMES FARRELL

W. James Farrell
Chairman and Chief
Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 9th day of March 2004.

Signatures	Title

/s/ W. JAMES FARRELL W. James Farrell	Director, Chairman and Chief Executive Officer, (Principal Executive Officer)

/s/ JON C. KINNEY Jon C. Kinney	Senior Vice President and Chief Financial Officer, (Principal Accounting and Financial Officer)

WILLIAM F. ALDINGER	Director

MICHAEL J. BIRCK	Director

MARVIN D. BRAILSFORD	Director

JAMES R. CANTALUPO	Director

SUSAN CROWN	Director

DON H. DAVIS, JR	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Director

HAROLD B. SMITH	Director

By /s/ W. JAMES FARRELL (W. James Farrell, as Attorney-in-Fact)

      Original powers of attorney authorizing W. James Farrell to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K

2003

Exhibit
Number	Description

3(a)	Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

3(b)	By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-4797) and incorporated herein by reference.

4(a)	Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.

4(b)	First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.

4(c)	Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.

4(d)	Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Premark International, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996) and incorporated herein by reference.

10(a)	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, and January 2, 2004.

10(b)	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.

10(c)	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.

10(d)	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

10(e)	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

10(f)	ITW Nonqualified Pension Benefits Plan, effective January 1, 2002, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number	Description

10(g)	Illinois Tool Works Inc. Non-Officer Directors’ Restricted Stock Program, as amended, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (Commission File No. 1-4797) and incorporated herein by reference.

10(h)	Illinois Tool Works Inc. Outside Directors’ Deferred Fee Plan dated December 12, 1980, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

10(i)	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

10(j)	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-4797) and incorporated herein by reference.

10(k)	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.

10(l)	Illinois Tool Works Inc. Non-Officer Directors’ Fee Conversion Plan adopted February 19, 1999, as amended December 15, 2000, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-4797) and incorporated herein by reference.

10(m)	Letter of Understanding dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.

10(n)	Executive Noncompetition Agreement dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.

13	The Company’s 2003 Annual Report to Stockholders, pages 25-71.

21	Subsidiaries and Affiliates of the Company.

23(a)	Consent of Deloitte & Touche LLP.

23(b)	Notice Regarding Consent of Arthur Andersen LLP.

24	Powers of Attorney.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

99(a)	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.