Form 10-Q
period 2004-03-31
ILLINOIS TOOL WORKS INC
filed 2004-05-10
CIK 49826

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

Commission file number: 1-4797

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
Yes X . No _____.

The number of shares of registrant’s common stock, $.01 par value, outstanding at March 31, 2004: 309,752,307.

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

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended March 31
	2004	2003
Operating Revenues	$2,710,349	$2,313,790
Cost of revenues	1,750,343	1,513,792
Selling, administrative, and research and development expenses	483,341	469,688
Amortization and impairment of goodwill and other intangible assets	29,023	9,310

Operating Income	447,642	321,000
Interest expense	(15,882)	(17,432)
Other income	7,665	3,316

Income from Continuing Operations Before Income Taxes	439,425	306,884
Income Taxes	149,400	107,400

Income from Continuing Operations	290,025	199,484
Income (Loss) from Discontinued Operations	171	(4,107)

Net Income	$290,196	$195,377

Income Per Share from Continuing Operations:
Basic	$0.94	$0.65
Diluted	$0.93	$0.65
Income (Loss) Per Share from Discontinued Operations:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Net Income Per Share:
Basic	$0.94	$0.64
Diluted	$0.93	$0.63
Cash Dividends:
Paid	$0.24	$0.23
Declared	$0.24	$0.23
Shares of Common Stock Outstanding During the Period:
Average	308,321	306,622
Average assuming dilution	310,409	307,772

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

ASSETS	March 31, 2004	December 31, 2003
Current Assets:
Cash and equivalents	$1,729,058	$1,684,483
Trade receivables	1,909,639	1,721,186
Inventories	1,070,483	991,979
Deferred income taxes	226,875	217,638
Prepaid expenses and other current assets	159,338	167,916

Total current assets	5,095,393	4,783,202

Plant and Equipment:
Land	140,409	135,357
Buildings and improvements	1,167,909	1,140,033
Machinery and equipment	3,141,490	3,046,688
Equipment leased to others	148,520	145,657
Construction in progress	104,121	93,694

	4,702,449	4,561,429
Accumulated depreciation	(2,919,210)	(2,832,791)

Net plant and equipment	1,783,239	1,728,638

Investments	851,657	832,358
Goodwill	2,618,072	2,511,281
Intangible Assets	276,295	287,582
Deferred Income Taxes	389,771	370,737
Other Assets	751,687	679,523

	$11,766,114	$11,193,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$51,350	$56,094
Accounts payable	537,370	481,407
Accrued expenses	831,344	870,950
Cash dividends payable	74,028	73,948
Income taxes payable	204,680	6,504

Total current liabilities	1,698,772	1,488,903

Noncurrent Liabilities:
Long-term debt	920,849	920,360
Other	912,377	909,772

Total noncurrent liabilities	1,833,226	1,830,132

Stockholders' Equity:
Common stock	3,097	3,089
Additional paid-in-capital	850,303	825,924
Income reinvested in the business	7,153,277	6,937,110
Common stock held in treasury	(1,592)	(1,648)
Accumulated other comprehensive income	229,031	109,811

Total stockholders' equity	8,234,116	7,874,286

	$11,766,114	$11,193,321

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31
	2004	2003
Cash Provided by (Used for) Operating Activities:
Net income	$290,196	$195,377
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(171)	4,107
Depreciation	70,989	67,875
Amortization and impairment of goodwill and intangible assets	29,023	9,310
Change in deferred income taxes	(13,783)	(4,853)
Provision for uncollectible accounts	972	1,880
Loss on sale of plant and equipment	344	1,203
Income from investments	(37,245)	(28,888)
Non-cash interest on nonrecourse notes payable	--	9,290
Gain on sale of operations and affiliates	(622)	(205)
Other non-cash items, net	10,882	4,383
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(97,560)	2,003
Inventories	(28,181)	(6,070)
Prepaid expenses and other assets	(58,183)	3,564
Net assets of discontinued operations	--	2,807
Increase (decrease) in--
Accounts payable	13,487	(9,372)
Accrued expenses and other liabilities	(64,073)	(101,344)
Income taxes payable	203,566	66,068
Other, net	59	39

Net cash provided by operating activities	319,700	217,174

Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and
equivalents) and additional interest in affiliates	(183,694)	(14,814)
Additions to plant and equipment	(60,513)	(56,173)
Purchase of investments	(14,645)	(29,138)
Proceeds from investments	18,812	15,665
Proceeds from sale of plant and equipment	5,276	2,772
Net settlement from sale of operations and affiliates	3,543	(3,859)
Other, net	9,924	2,974

Net cash used for investing activities	(221,297)	(82,573)

Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(73,948)	(70,514)
Issuance of common stock	14,552	2,597
Net repayments of short-term debt	(14,670)	(29,596)
Proceeds from long-term debt	8	888
Repayments of long-term debt	(2,041)	(3,970)
Other, net	--	458

Net cash used for financing activities	(76,099)	(100,137)

Effect of Exchange Rate Changes on Cash and Equivalents	22,271	33,399

Cash and Equivalents:
Increase during the period	44,575	67,863
Beginning of period	1,684,483	1,057,687

End of period	$1,729,058	$1,125,550

Cash Paid During the Period for Interest	$17,478	$18,789

Cash Paid During the Period for Income Taxes	$37,563	$38,412

Liabilities Assumed from Acquisitions	$51,483	$7,531

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1) INVENTORIES:

Inventories at March 31, 2004 and December 31, 2003 were as follows:

(In thousands)

	March 31, 2004	December 31, 2003

Raw material	$294,981	$286,550
Work-in-process	104,761	102,267
Finished goods	670,741	603,162

	$1,070,483	$991,979

(2)     COMPREHENSIVE INCOME:

The Company’s only component of other comprehensive income in the periods presented was foreign currency translation adjustments, as follows:

(In thousands)

	Three Months Ended March 31
	2004	2003
Net income	$290,196	$195,377
Foreign currency translation
adjustments, net of tax	119,220	138,801

Total comprehensive income	$409,416	$334,178

(3) INVESTMENTS:

On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities— (“FIN 46”) relative to its investments in the mortgage entities. FIN 46 requires consolidation of variable interest entities in which a company has a controlling financial interest, even if it does not have a majority voting interest. A company is deemed to have a controlling financial interest in a variable interest entity if it has either the majority of the risk of loss or the majority of the residual returns. Upon its adoption of FIN 46 for the mortgage investments as of July 1, 2003, the Company deconsolidated its investments in the mortgage entities as the Company neither bears the majority of the risk of loss nor enjoys the majority of any residual returns. No gain or loss was recognized in connection with this change in accounting. FIN 46 had no impact on the accounting or reporting for any of the other investments.

Starting in the third quarter of 2003 and for subsequent periods, the Company accounts for its net investments in the mortgage entities using the equity method of accounting as provided in Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Under this method, the net mortgage investments are adjusted through income for changes in the Company’s share of the net assets of the mortgage entities. The excess of the estimated liquidation value of the investments in the mortgage entities over their net book value as of July 1, 2003 of $178,333,000 will be recognized as income over the remaining term of each of the investments.

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

(4)     GOODWILL AND INTANGIBLE ASSETS:

Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. The Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives in the first quarter of each year, based on the fair value of the related reporting unit or intangible asset.

When performing its annual impairment assessment, the Company compares the fair value of each reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the unit’s goodwill and intangible assets and the carrying value of those assets.

Amortization and impairment of goodwill and other intangible assets for the periods ended March 31, 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended March 31
	2004	2003
Goodwill:
Impairment	$11,492	$702
Intangible Assets:
Amortization	7,311	4,847
Impairment	10,220	3,761

	$29,023	$9,310

In the first quarter of 2004, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $21,712,000. The 2004 goodwill impairment charges of $11,492,000 were primarily related to a European automotive components business and a U.S. electrical components business and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2004, intangible asset impairments of $10,220,000 were recorded to reduce to estimated fair value the carrying value of trademarks and brands related primarily to several U.S. welding components businesses and a U.S. industrial packaging business in the Specialty Systems – North America segment and a U.S. business that manufactures clean room mats in the Engineered Products – North America segment.

In the first quarter of 2003, the Company recorded a goodwill impairment charge of $702,000 related to a U.S. welding components business, which primarily resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2003, intangible asset impairment charges of $3,761,000 were recorded to reduce to estimated fair value the carrying value of trademarks and brands related to several U.S. welding components businesses in the Specialty Systems-North America segment and a U.S. business that manufactures clean room mats in the Engineered Products-North America segment.

(5)     RETIREMENT PLANS AND POSTRETIREMENT BENEFITS:

Pension and other postretirement benefit costs for the periods ended March 31, 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$19,564	$17,451	$3,421	$3,145
Interest cost	20,637	19,362	8,561	7,730
Expected return on plan assets	(29,502)	(25,544)	(866)	(320)
Amortization of prior service cost (income)	(576)	(587)	1,684	1,643
Amortization of actuarial loss	1,254	873	1,429	232
Amortization of net transition amount	(34)	(208)	--	--
Settlement/curtailment loss	58	--	--	--

Net periodic benefit cost	$11,401	$11,347	$14,229	$12,430

The net periodic benefit cost for other postretirement benefits does not include the potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Deferring the recognition of the new Medicare provisions’ impact is permitted by Financial Accounting Standards Board Staff Position 106-b due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The impact of these new Medicare provisions will reduce the net periodic benefit cost for other postretirement benefits reported above, but such reduction is not expected to be significant.

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $110,985,000 to its pension plans in 2004. As of March 31, 2004, $74,994,000 of contributions have been made. The Company presently anticipates contributing an additional $35,991,000 to fund its plans in 2004.

(6)     STOCK-BASED COMPENSATION:

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

The pro forma effect of applying SFAS 123 was as follows:

(In thousands except per share amounts)

	Three Months Ended March 31
	2004	2003
Net income as reported	$290,196	$195,377
Add: Restricted stock recorded as expense, net of tax	6,001	2,882
Deduct: Total stock-based employee compensation expense, net of tax	(10,611)	(8,635)

Pro forma net income	$285,586	$189,624

Net income per share:
Basic - as reported	$0.94	$0.64
Basic - pro forma	$0.93	$0.62
Diluted - as reported	$0.93	$0.63
Diluted - pro forma	$0.92	$0.62

On January 2, 2003 and 2004, the Company granted 792,158 and 553,981 shares of restricted stock, respectively, to domestic key employees. Compensation expense related to these grants is being recorded over the three-year vesting period as follows:

(In thousands)

	January 2, 2003 Grant	January 2, 2004 Grant	Total

2003	$17,438	$--	$17,438
2004	17,225	15,378	32,603
2005	17,225	15,378	32,603
2006	--	15,378	15,378

	$51,888	$46,134	$98,022

(7)     STOCK REPURCHASE PROGRAM:

On April 20, 2004, the Company’s Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31 million shares.

    (8)        SEGMENT INFORMATION:

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 — Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated results of operations for Illinois Tool Works Inc. (the “Company” or “ITW”) for the first quarter of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Operating revenues	$2,710,349	$2,313,790
Operating income	447,642	321,000
Margin %	16.5%	13.9%

In the first quarter of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	6.5%	19.2%	1.6%
Nonvolume-related	--	5.7	0.8

Total	6.5	24.9	2.4

Restructuring	--	4.9	0.6
Impairment of goodwill and intangibles	--	(5.4)	(0.7)
Acquisitions and divestitures	4.0	3.4	(0.2)
Translation	6.7	6.2	(0.2)
Leasing and Investments	0.4	5.4	0.6
Other	(0.5)	--	0.1

Total	17.1%	39.4%	2.6%

The base business revenue increase was primarily related to a 9% revenue increase in North America, as industrial production levels continued to improve, building on growth seen in the fourth quarter of 2003. Improvement was evident in both the North American Engineered Products and Specialty Systems segments. Internationally, base business revenues increased 1%, as economic growth remained flat and capacity utilization continued at low levels in the major European economies.

Operating income improved primarily due to leverage from the growth in base business revenues and operational cost savings. Additionally, currency translation continued to have a favorable effect on income and Leasing and Investments increased income primarily due to sales of investment properties. Lower restructuring expenses and income from acquisitions also increased income.

As a result of the Company’s annual impairment testing of its goodwill and intangible assets, impairment charges of $21.7 million were incurred in the first quarter of 2004. The impaired assets reflect diminished expectations of future cash flows and primarily related to a European automotive components business, several U.S. welding components businesses, a U.S. electrical components business, and a U.S. business that manufactures clean room mats. Impairment charges were $17.2 million higher in 2004 compared to the first quarter of 2003.

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

The results of operations for the Engineered Products – North America segment for the first quarter of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003

Operating revenues	$796,621	$748,785
Operating income	132,769	111,146
Margin %	16.7%	14.8%

In the first quarter of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	6.6%	18.8%	1.7%
Nonvolume-related	--	(1.0)	(0.1)

Total	6.6	17.8	1.6

Restructuring	--	5.1	0.7
Impairment of goodwill and intangibles	--	(5.6)	(0.7)
Acquisitions and divestitures	(0.7)	1.7	0.3
Translation	0.5	0.5	--

Total	6.4%	19.5%	1.9%

Construction base business revenues increased 9% for the first quarter primarily as a result of growth in the residential, remodeling/rehab, and commercial construction markets. Automotive base revenues were flat in the first quarter despite a 3% decline in automotive production at the large North American automotive manufacturers. Revenues from the other industrial-based businesses in this segment increased 10% in the first quarter as they benefited from increased demand in a broad array of end markets.

Operating income increased in 2004 primarily due to leverage from the increase in base business revenues described above and lower restructuring expenses. These favorable factors were offset by goodwill and intangible asset impairment charges of $7 million related primarily to the goodwill of a U.S. electrical components business and the trademarks and brands of a U.S. manufacturer of clean room mats.

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

The results of operations for the Engineered Products – International segment for the first quarter of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003

Operating revenues	$517,985	$405,787
Operating income	63,888	42,383
Margin %	12.3%	10.4%

In the first quarter of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	6.0%	22.5%	1.6%
Nonvolume-related	--	12.9	1.3

Total	6.0	35.4	2.9

Restructuring	--	6.7	0.7
Impairment of goodwill and intangibles	--	(20.0)	(2.0)
Acquisitions and divestitures	3.0	3.0	--
Translation	18.6	25.6	0.3

Total	27.6%	50.7%	1.9%

Revenues increased in the first quarter of 2004 mainly due to increased base business revenues and the favorable effect of currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. The base business revenue increase in 2004 was primarily the result of a 5% increase in construction revenues due to a rise in commercial construction activity in Europe as well as increased commercial and residential demand in the Australasia region. In addition, automotive revenues grew 9% due to increased penetration at the European automotive manufacturers. Other businesses in this segment serve a broad array of industrial and commercial markets, and revenues from these businesses increased 3% in the first quarter of 2004.

Operating income in 2004 increased primarily due to leverage from the increase in base revenues described above, reduced operating expenses, lower restructuring expenses, and favorable effect of currency translation. These increases were partially offset by goodwill impairment charges of $8.5 million incurred in the first quarter primarily related to diminished cash flow expectations of a European automotive components business.

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

The results of operations for the Specialty Systems – North America segment for the first quarter of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Operating revenues	$932,451	$794,826
Operating income	156,096	111,340
Margin %	16.7%	14.0%

In the first quarter of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	11.4%	33.9%	2.8%
Nonvolume-related	--	3.4	0.4

Total	11.4	37.3	3.2

Restructuring	--	(0.1)	--
Impairment of goodwill and intangibles	--	(2.0)	(0.3)
Acquisitions and divestitures	5.1	4.3	(0.2)
Translation	0.8	0.7	--

Total	17.3%	40.2%	2.7%

Base business revenue growth in the first quarter of 2004 is primarily due to an increase in end market demand throughout the businesses that this segment serves. Welding revenues increased 28% , industrial packaging revenues increased 11%, food equipment revenues increased 1%, and revenues in the other businesses in this segment increased 8%.

Operating income increased in 2004 primarily due to leverage from the operating revenue increases described above. In addition, lower base operating costs and acquisitions contributed to operating income. Goodwill and intangible asset impairment charges of $6 million reduced income in 2004. These charges primarily related to the diminished cash flow expectations at two welding businesses and an industrial packaging unit.

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

The results of operations for the Specialty Systems – International segment for the first quarter of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Operating revenues	$525,832	$425,123
Operating income	60,133	38,703
Margin %	11.4%	9.1%

In the first quarter of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	(3.1)%	(12.9)%	(0.9)%
Nonvolume-related	--	21.9	2.1

Total	(3.1)	9.0	1.2

Restructuring	--	19.2	1.8
Impairment of goodwill and intangibles	--	(0.7)	(0.1)
Acquisitions and divestitures	10.5	8.2	(0.5)
Translation	16.3	19.6	(0.1)

Total	23.7%	55.3%	2.3%

Revenues increased in the first quarter of 2004 due to favorable currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. In addition, acquisitions increased revenues, primarily as a result of the July 2003 acquisition of an Asian manufacturer of welding consumables. Base revenues declined in 2004 primarily due to a 4% and 2% decline in base revenues in the food equipment and industrial packaging businesses, respectively. Other base business revenues in this segment declined 3%.

Operating income increased in 2004 as a result of favorable currency translation, lower restructuring expenses, acquisitions and the reduction of base business operating costs. The operational cost savings were mainly due to cost reductions related to the last four quarters of restructuring which amounted to $28 million for this segment or 51% of the Company’s total restructuring expense in 2003.

LEASING AND INVESTMENTS

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

The results of operations for the Leasing and Investments segment for the first quarter of 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended March 31
	2004	2003
Operating revenues	$38,656	$30,450
Operating income	34,756	17,428

Operating income (loss) by investment for the first quarter of 2004 and 2003 was as follows:

(In thousands)

	Three Months Ended March 31
	2004	2003
Mortgage investments	$27,082	$8,543
Leases of equipment	5,635	5,055
Property developments	723	1,531
Properties held for sale	(1,254)	(857)
Venture capital limited partnership	1,230	(357)
Other	1,340	3,513

	$34,756	$17,428

In the first quarter of 2004, operating income increased primarily due to gains of $19.0 million on the sales of five mortgage investment properties.

On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities – (“FIN 46”) relative to its investments in mortgage entities. See the Investments note for further discussion of this change in accounting for these investments.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended March 31
	2004	2003
Engineered Products - North America	$796,621	$748,785
Engineered Products - International	517,985	405,787
Specialty Systems - North America	932,451	794,826
Specialty Systems - International	525,832	425,123
Intersegment revenues	(101,196)	(91,181)

Total manufacturing operating revenues	2,671,693	2,283,340
Leasing and Investments	38,656	30,450

Total operating revenues	$2,710,349	$2,313,790

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company no longer amortizes goodwill and intangible assets that have indefinite lives. The Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives in the first quarter of each year, based on the fair value of the related reporting unit or intangible asset.

When performing its annual impairment assessment, the Company compares the fair value of each reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the unit’s goodwill and intangible assets and the carrying value of those assets.

Amortization and impairment of goodwill and other intangible assets were as follows:

(In thousands)

	Three Months Ended March 31
	2004	2003
Goodwill:
Impairment	$11,492	$702
Intangible Assets:
Amortization	7,311	4,847
Impairment	10,220	3,761

Total	$29,023	$9,310

In the first quarter of 2004, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $21.7 million. The 2004 goodwill impairment charges of $11.5 million were primarily related to a European automotive components business and a U.S. electrical components business and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2004, intangible asset impairments of $10.2 million were recorded to reduce to estimated fair value the carrying value of trademarks and brands related primarily to several U.S. welding components businesses and a U.S. industrial packaging business in the Specialty Systems – North America segment and a U.S. business that manufactures clean room mats in the Engineered Products – North America segment.

In the first quarter of 2003, the Company recorded a goodwill impairment charge of $0.7 million related to a U.S. welding components business, which primarily resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2003, intangible asset impairment charges of $3.8 million were recorded to reduce to estimated fair value the carrying value of trademarks and brands related to several U.S. welding components businesses in the Specialty Systems-North America segment and a U.S. business that manufactures clean room mats in the Engineered Products-North America segment.

INTEREST EXPENSE

Interest expense decreased to $15.9 million in the first three months of 2004 from $17.4 million in 2003 primarily due to lower foreign exchange hedge contract discounts.

OTHER INCOME

Other income increased to $7.7 million for the first three months of 2004 from $3.3 million in 2003. This increase is primarily due to higher interest income in 2004 mainly from interest received related to a tax reimbursement in Germany. Also, losses on sales of fixed assets were smaller in 2004 versus 2003.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $290.0 million ($0.93 per diluted share) in the first three months of 2004 was 45% higher than the 2003 income from continuing operations of $199.5 million ($0.65 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in the first three months of 2004 increased operating revenues for the first three months of 2004 by approximately $155 million and increased earnings by approximately 5 cents per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-30% of the last three years’ average net income. In addition, free operating cash flow is expected to be adequate to finance internal growth, small-to-medium sized acquisitions, additional investments, and the Company’s stock repurchase program.

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

Summarized cash flow information for the three months ended March 31, 2004 and 2003 was as follows:

(In thousands)

	Three Months Ended March 31
	2004	2003
Net cash provided by operating activities	$319,700	$217,174
Proceeds from investments	18,812	15,665
Additions to plant and equipment	(60,513)	(56,173)

Free operating cash flow	277,999	176,666

Acquisitions	(183,694)	(14,814)
Cash dividends paid	(73,948)	(70,514)
Purchase of investments	(14,645)	(29,138)
Net settlement from sale of operations and affiliates	3,543	(3,859)
Net repayments of debt	(16,703)	(32,678)
Other	52,023	42,200

Net increase in cash and equivalents	$44,575	$67,863

Free operating cash flow for the first quarter of 2004 was higher than the same period in 2003 as a result of higher cash flow from operating activities. Net cash from operations was higher mainly due to higher net income and increasing taxes payable in the first quarter of 2004, partially offset by higher accounts receivable outstanding.

On April 20, 2004 the Company’s Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31 million shares. The Company intends to utilize its current cash on hand to repurchase between 17-21 million shares in the first 12 months of the program. The repurchase of the remaining 10-14 million shares under the authorization will be dependent on future market conditions and available cash.

Return on Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the three months ended March 31, 2004 and 2003 was as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Operating income after taxes	$295,444	$208,650

Total debt	$972,199	$1,552,783
Less: Leasing and investment debt	(191,801)	(812,128)
Less: Cash	(1,729,058)	(1,125,550)

Adjusted net debt	(948,660)	(384,895)
Total stockholders' equity	8,234,116	6,919,082

Invested capital	$7,285,456	$6,534,187

Average invested capital	$7,126,384	$6,468,729

Annualized return on average invested capital	16.6%	12.9%

The 370 basis point increase in ROIC in the first quarter of 2004 was due primarily to a 42% increase in after-tax operating income, mainly as a result of increased base business operating income and a decrease in the effective tax rate to 34% in the first quarter of 2004 from 35% in the first quarter of 2003.

Working Capital

Net working capital at March 31, 2004 and December 31, 2003 was summarized as follows:

(Dollars in thousands)

	March 31, 2004	December 31, 2003	Increase/ (Decrease)

Current Assets:
Cash and equivalents	$1,729,058	$1,684,483	$44,575
Trade receivables	1,909,639	1,721,186	188,453
Inventories	1,070,483	991,979	78,504
Other	386,213	385,554	659

	5,095,393	4,783,202	312,191

Current Liabilities:
Short-term debt	51,350	56,094	(4,744)
Accounts payable and accrued expenses	1,368,714	1,352,357	16,357
Other	278,708	80,452	198,256

	1,698,772	1,488,903	209,869

Net Working Capital	$3,396,621	$3,294,299	$102,322

Current Ratio	3.00	3.21

Trade receivables increased due to strong sales in the first three months of 2004 as well as currency translation and acquisitions. Other current liabilities increased primarily as a result of increased income taxes payable, due mainly to the timing of U.S. estimated tax payments.

Debt

Total debt at March 31, 2004 and December 31, 2003 was as follows:

(Dollars in thousands)

	March 31, 2004	December 31, 2003

Short-term debt	$51,350	$56,094
Long-term debt	920,849	920,360

Total debt	$972,199	$976,454

Total debt to total capitalization	10.6%	11.0%

Stockholders’ Equity

The changes to stockholders’ equity during 2004 were as follows:

(In thousands)

Total stockholders' equity, December 31, 2003	$7,874,286
Income from continuing operations	290,025
Income from discontinued operations	171
Cash dividends declared	(74,029)
Exercise of stock options	14,552
Restricted stock activity	8,263
Shares issued for acquisitions	1,628
Currency translation adjustments	119,220

Total stockholders' equity, March 31, 2004	$8,234,116

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the adequacy of internally generated funds, the meeting of dividend payment objectives, and the Company’s portion of future contributions related to the pension plans. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or commercial real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community or Australia, (3) the unfavorable impact of foreign currency fluctuations, (4) an interruption in, or reduction in, introducing new products into the Company’s product line, and (5) an unfavorable environment for making acquisitions or dispositions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2004. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2004 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — Other Information

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibit Index
	Exhibit No.	Description
	3(b)	By-Laws of Illinois Tool Works Inc., as amended
	10(a)	Illinois Tool Works Inc. Non-Employee Directors' Restricted Stock Grant Program
	31	Rule 13a-14(a) Certification
	32	Section 1350 Certification
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 2004; however, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K dated January 29, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004	/s/ Jon C. Kinney
Jon C. Kinney
Senior Vice President and Chief Financial Officer