Form 10-Q
period 2004-06-30
ILLINOIS TOOL WORKS INC
filed 2004-08-06
CIK 49826

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________________

Commission File Number: 1-4797

ILLINOIS TOOL WORKS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-1258310
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3600 West Lake Ave, Glenview, IL	60026-1215
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)   847-724-7500

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
Yes X . No _____.

The number of shares of registrant’s common stock, $.01 par value, outstanding at July 30, 2004: 302,261,182.

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

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Operating Revenues	$3,002,271	$2,563,990	$5,712,620	$4,877,780
Cost of revenues	1,929,803	1,659,400	3,680,146	3,173,192
Selling, administrative, and research
and development expenses	502,880	445,677	986,221	915,365
Amortization and impairment of goodwill
and other intangible assets	8,052	4,847	37,075	14,157

Operating Income	561,536	454,066	1,009,178	775,066
Interest expense	(18,991)	(19,128)	(34,873)	(36,560)
Other income	3,505	2,007	11,170	5,323

Income from Continuing Operations Before
Income Taxes	546,050	436,945	985,475	743,829
Income Taxes	185,700	152,900	335,100	260,300

Income from Continuing Operations	360,350	284,045	650,375	483,529
Income (Loss) from Discontinued Operations	--	(7,941)	171	(12,048)

Net Income	$360,350	$276,104	$650,546	$471,481

Income Per Share from Continuing Operations:
Basic	$1.17	$0.93	$2.11	$1.58
Diluted	$1.16	$0.92	$2.09	$1.57
Income (Loss) Per Share from Discontinued Operations:
Basic	$0.00	$(0.03)	$0.00	$(0.04)
Diluted	$0.00	$(0.03)	$0.00	$(0.04)
Net Income Per Share:
Basic	$1.17	$0.90	$2.11	$1.54
Diluted	$1.16	$0.90	$2.10	$1.53
Cash Dividends:
Paid	$0.24	$0.23	$0.48	$0.46
Declared	$0.24	$0.23	$0.48	$0.46
Shares of Common Stock Outstanding During the Period:
Average	308,086	306,789	308,168	306,711
Average assuming dilution	310,638	308,209	310,504	307,960

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and equivalents	$1,537,208	$1,684,483
Trade receivables	1,979,770	1,721,186
Inventories	1,098,222	991,979
Deferred income taxes	222,213	217,638
Prepaid expenses and other current assets	161,321	167,916

Total current assets	4,998,734	4,783,202

Plant and Equipment:
Land	157,357	135,357
Buildings and improvements	1,175,572	1,140,033
Machinery and equipment	3,116,210	3,046,688
Equipment leased to others	146,801	145,657
Construction in progress	113,078	93,694

	4,709,018	4,561,429
Accumulated depreciation	(2,917,688)	(2,832,791)

Net plant and equipment	1,791,330	1,728,638

Investments	893,052	832,358
Goodwill	2,718,192	2,511,281
Intangible Assets	321,743	287,582
Deferred Income Taxes	366,446	370,737
Other Assets	760,912	679,523

	$11,850,409	$11,193,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$59,962	$56,094
Accounts payable	550,076	481,407
Accrued expenses	881,729	870,950
Cash dividends payable	73,571	73,948
Income taxes payable	224,477	6,504

Total current liabilities	1,789,815	1,488,903

Noncurrent Liabilities:
Long-term debt	923,510	920,360
Other	926,931	909,772

Total noncurrent liabilities	1,850,441	1,830,132

Stockholders' Equity:
Common stock	3,105	3,089
Additional paid-in-capital	894,625	825,924
Income reinvested in the business	7,440,056	6,937,110
Common stock held in treasury	(260,682)	(1,648)
Accumulated other comprehensive income	133,049	109,811

Total stockholders' equity	8,210,153	7,874,286

	$11,850,409	$11,193,321

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30
	2004	2003
Cash Provided by (Used for) Operating Activities:
Net income	$650,546	$471,481
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(171)	12,048
Depreciation	144,554	138,683
Amortization and impairment of goodwill and other intangible assets	37,075	14,157
Change in deferred income taxes	(6,212)	9,087
Provision for uncollectible accounts	2,405	4,473
Loss on sale of plant and equipment	2,561	2,379
Income from investments	(87,370)	(93,378)
Non-cash interest on nonrecourse notes payable	--	18,696
Gain on sale of operations and affiliates	(477)	(1,427)
Amortization of restricted stock	16,399	8,940
Other non-cash items, net	4,442	253
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(177,073)	(72,673)
Inventories	(60,771)	35,382
Prepaid expenses and other assets	(68,291)	(15,200)
Net assets of discontinued operations	--	3,210
Increase (decrease) in--
Accounts payable	23,056	(25,506)
Accrued expenses and other liabilities	(7,449)	(40,649)
Income taxes payable	223,254	23,482
Other, net	40	62

Net cash provided by operating activities	696,518	493,500

Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and
equivalents) and additional interest in affiliates	(376,799)	(74,265)
Additions to plant and equipment	(129,772)	(122,138)
Purchase of investments	(28,694)	(40,852)
Proceeds from investments	38,452	23,041
Proceeds from sales of plant and equipment	7,806	10,122
Net settlement from sales of operations and affiliates	3,395	(2,506)
Other, net	8,834	708

Net cash used for investing activities	(476,778)	(205,890)

Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(147,976)	(141,049)
Issuance of common stock	50,524	9,065
Purchase of treasury shares through repurchase program	(259,110)	--
Net repayments of short-term debt	(7,332)	(33,822)
Proceeds from long-term debt	34	1,034
Repayments of long-term debt	(4,248)	(6,374)
Other, net	--	(269)

Net cash used for financing activities	(368,108)	(171,415)

Effect of Exchange Rate Changes on Cash and Equivalents	1,093	60,186

Cash and Equivalents:
Increase (decrease) during the period	(147,275)	176,381
Beginning of period	1,684,483	1,057,687

End of period	$1,537,208	$1,234,068

Cash Paid During the Period for Interest	$36,616	$38,390

Cash Paid During the Period for Income Taxes	$107,163	$218,855

Liabilities Assumed from Acquisitions	$111,190	$18,689

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)     STOCK-BASED COMPENSATION:

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

The pro forma net income effect of applying SFAS 123 was as follows:

(In thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income as reported	$360,350	$276,104	$650,546	$471,481
Add: Restricted stock recorded as expense, net of tax	5,868	2,870	11,869	5,753
Deduct: Total stock-based employee compensation expense,
net of tax	(10,478)	(8,623)	(21,089)	(17,259)

Pro forma net income	$355,740	$270,351	$641,326	$459,975

Net income per share:
Basic - as reported	$1.17	$0.90	$2.11	$1.54
Basic - pro forma	$1.15	$0.88	$2.08	$1.50
Diluted - as reported	$1.16	$0.90	$2.10	$1.53
Diluted - pro forma	$1.15	$0.88	$2.07	$1.49

On January 2, 2003 and 2004, the Company granted 792,158 and 553,981 shares of restricted stock, respectively, to domestic key employees. Compensation expense related to these grants is being recorded over the three-year vesting period as follows:

(In thousands)

	January 2, 2003 Grant	January 2, 2004 Grant	Total

2003	$17,438	$--	$17,438
2004	17,015	15,289	32,304
2005	17,015	15,289	32,304
2006	--	15,289	15,289

	$51,468	$45,867	$97,335

(2) INVENTORIES:

Inventories at June 30, 2004 and December 31, 2003 were as follows:

(In thousands)

	June 30, 2004	December 31, 2003

Raw material	$334,937	$286,550
Work-in-process	103,173	102,267
Finished goods	660,112	603,162

	$1,098,222	$991,979

(3)     COMPREHENSIVE INCOME:

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments.

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income	$360,350	$276,104	$650,546	$471,481
Foreign currency translation
adjustments, net of tax	(95,982)	159,724	23,238	298,525

Total comprehensive income	$264,368	$435,828	$673,784	$770,006

(4) INVESTMENTS:

In 1995, 1996 and 1997, the Company, through its investments in separate mortgage entities, acquired pools of mortgage-related assets in exchange for aggregate nonrecourse notes payable of $739,705,000, preferred stock of subsidiaries of $60,000,000 and cash of $240,000,000. The mortgage-related assets acquired in these transactions relate to office buildings, apartment buildings and shopping malls located throughout the United States. In conjunction with these transactions, the mortgage entities simultaneously entered into ten-year swap agreements and other related agreements whereby a third party receives the portion of the interest and net operating cash flow from the mortgage-related assets in excess of $26,000,000 per year and a portion of the proceeds from the disposition of the mortgage-related assets and principal repayments, in exchange for the third party making the contractual principal and interest payments on the nonrecourse notes payable. In addition, in the event that the pools of mortgage-related assets do not generate interest and net operating cash flow of $26,000,000 a year, the Company has the right to receive the shortfall from the cash flow generated by three separate pools of mortgage-related assets (owned by third parties in which the Company has minimal interests) which have a total fair value of approximately $1,600,000,000 at December 31, 2003. The mortgage entities entered into the swaps and other related agreements in order to reduce their real estate, credit and interest rate risks relative to the mortgage-related assets and related nonrecourse notes payable.

As of June 30, 2004 and December 31, 2003, the book value of the assets held by the mortgage entities was as follows:

(In thousands)

	June 30, 2004	December 31, 2003

Cash on hand from dispositions	$402,560	$89,703
Real estate (30 and 37 properties, respectively)	394,597	646,269
Mortgage loans (5 loans for both periods)	78,645	79,820
Other assets	8,343	8,343

	$884,145	$824,135

Assuming all assets become worthless and the swap counterparty defaults, the Company’s maximum exposure to loss related to the mortgage entities is limited to its investment of $369,117,000 at June 30, 2004.

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

Starting in the third quarter of 2003 and for subsequent periods, the Company accounts for its net investments in the mortgage entities using the equity method of accounting as provided in Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Under this method, the net mortgage investments are adjusted through income for changes in the Company’s share of the net assets of the mortgage entities. The excess of the estimated liquidation value of the investments in the mortgage entities over their net book value as of July 1, 2003 of $178,333,000 will be recognized as income over the remaining term of each of the investments. The remaining amount of this excess liquidation value over book value at June 30, 2004 and December 31, 2003 was as follows:

(In thousands)

	June 30, 2004	December 31, 2003

Mortgage transaction ending December 31, 2005	$33,258	$59,998
Mortgage transaction ending December 31, 2006	43,196	56,079
Mortgage transaction ending February 28, 2008	34,628	40,293

	$111,082	$156,370

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

The property development partnerships and affordable housing limited partnerships in which the Company has invested are also considered variable interest entities under FIN 46. Because the Company does not bear the majority of the risk of loss nor enjoys the majority of any residual returns relative to these variable interest entities, the Company was not required to consolidate the entities upon its adoption of FIN 46. The Company will continue to account for the property development investments using the equity method and the affordable housing investments using the effective yield method. The Company’s maximum exposure to loss related to these investments is generally limited to their carrying values of $16,259,000 and $98,294,000, respectively, as of June 30, 2004.

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

Amortization and impairment of goodwill and other intangible assets for the periods ended June 30, 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Goodwill:
Impairment	$--	$--	$11,492	$702
Intangible Assets:
Amortization	8,052	4,847	15,363	9,694
Impairment	--	--	10,220	3,761

Total	$8,052	$4,847	$37,075	$14,157

In the first quarter of 2004, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $21,712,000. The first quarter 2004 goodwill impairment charges of $11,492,000 were primarily related to a European automotive components business and a U.S. electrical components business and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2004, intangible asset impairments of $10,220,000 were recorded to reduce to estimated fair value the carrying value of trademarks and brands related primarily to several U.S. welding components businesses and a U.S. industrial packaging business in the Specialty Systems – North America segment and a U.S. business that manufactures clean room mats in the Engineered Products – North America segment.

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

(6)     RETIREMENT PLANS AND POSTRETIREMENT BENEFITS:

Pension and other postretirement benefit costs for the periods ended June 30, 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic
benefit cost:
Service cost	$19,569	$17,519	$3,368	$3,145	$39,133	$34,970	$6,789	$6,290
Interest cost	20,573	19,425	8,667	7,730	41,210	38,787	17,228	15,460
Expected return on plan
assets	(29,458)	(25,568)	(867)	(320)	(58,960)	(51,112)	(1,733)	(640)
Amortization of actuarial
loss	1,246	879	1,398	232	2,500	1,752	2,827	464
Amortization of prior
service cost (income)	(576)	(586)	1,684	1,642	(1,152)	(1,173)	3,368	3,285
Amortization of net
transition amount	(34)	(218)	--	--	(68)	(426)	--	--
Settlement/curtailment loss	--	--	--	--	58	--	--	--

Net periodic benefit cost	$11,320	$11,451	$14,250	$12,429	$22,721	$22,798	$28,479	$24,859

The net periodic benefit cost for other postretirement benefits does not include the impact of the Medicare Prescription Drug, Improvement and Modernization Act (the Act) of 2003. Deferring the recognition of the New Medicare provisions' impact until the next measurement of the plan assets and obligations is permitted by Financial Accounting Standards Board Staff Position 106-b if the effects of the Act cause the employer to conclude that enactment of the Act was not a "significant event." The impact of these new Medicare provisions will reduce the net periodic benefits reported above, but such reduction will not be significant.

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $110,985,000 to its pension plans in 2004. As of June 30, 2004, $108,662,000 of contributions have been made. The Company presently anticipates contributing an additional $11,472,000 to fund its plans in 2004 for a total of $120,134,000.

(7)     SHORT-TERM DEBT:

In 2003, the Company entered into a $400,000,000 Line of Credit Agreement, with a termination date of June 18, 2004. This line of credit was replaced on June 18, 2004, by a $400,000,000 Line of Credit Agreement with a termination date of June 17, 2005.

(8)     STOCK REPURCHASE PROGRAM:

On April 19, 2004 the Company's Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31,000,000 shares. During the second quarter, the Company repurchased 2,811,700 shares of its common stock for $259,110,000 at an average price of $92.15 per share.

(9)     CONTINGENCIES:

Wilsonart International, Inc. a wholly owned subsidiary of ITW ("Wilsonart"), is a defendant in a consolidated class action lawsuit filed in June 2000 in federal district court in White Plains, New York on behalf of purchasers of high-pressure laminates. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high-pressure laminates between January 1, 1994 and June 30, 2000, and seeks injunctive relief as well as treble damages and other costs associated with the litigation. Indirect purchasers of high-pressure laminates filed similar purported class action cases under various state antitrust and consumer protection statutes in Arizona, California, the District of Columbia, Florida, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin. All of the state cases have been stayed, and certain plaintiffs have opted not to participate in the class litigation. These lawsuits were brought following the commencement of a federal grand jury investigation of price-fixing in the high-pressure laminate industry, which was subsequently closed by the Department of Justice with no further proceedings and with all documents returned to the parties involved. The Company believes that these antitrust claims are without merit.

On April 30, 2004, Wilsonart presented and argued its motion for summary judgment in the consolidated class action lawsuit. To date no decision has been rendered on this motion. On April 29, 2004, International Paper Company, one of the defendants in the consolidated class action case, received preliminary approval of a settlement agreement with the plaintiffs. That settlement agreement, dated as of April 23, 2004 received final court approval on July 14, 2004 and, provides, among other things, for the payment to the class members in the consolidated class actions of $31,000,000. In addition, on July 14, 2004 the plaintiffs sought preliminary approval of a settlement with Panolam International, Inc., another defendant in the case, for $9,500,000. However, the Court set the matter for a hearing on September 30, 2004. While no assurances can be given regarding the ultimate outcome or the timing of the resolution of these claims, the Company intends to continue to defend itself vigorously in this action and all related actions that are now pending or that may be brought in the future. The Company is currently unable to determine a range of its possible exposure for this litigation.

(10)     SEGMENT INFORMATION:

See Management's Discussion and Analysis for information regarding operating revenues and operating income for the Company's segments.

Item 2 - Management's Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company's consolidated results of operations for the second quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Operating revenues	$3,002,271	$2,563,990	$5,712,620	$4,877,780
Operating income	561,536	454,066	1,009,178	775,066
Margin %	18.7%	17.7%	17.7%	15.9%

In the second quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	8.4%	19.1%	1.8%	7.5%	18.8%	1.7%
Nonvolume-related	--	(2.8)	(0.5)	--	1.1	0.2

Total	8.4	16.3	1.3	7.5	19.9	1.9

Restructuring	--	1.9	0.3	--	3.1	0.5
Impairment of goodwill and intangibles	--	--	--	--	(2.2)	(0.3)
Acquisitions and divestitures	5.7	2.4	(0.6)	4.9	2.8	(0.4)
Translation	4.2	3.8	(0.1)	5.4	4.8	(0.2)
Leasing and Investments	(0.5)	(0.7)	--	(0.1)	1.8	0.3
Other	(0.7)	--	0.1	(0.6)	--	--

Total	17.1%	23.7%	1.0%	17.1%	30.2%	1.8%

The base business revenue increase in the second quarter and year-to-date periods is primarily related to revenue increases in North America of 10% and 9%, respectively. Industrial production levels continue to improve, building on growth seen in the fourth quarter of 2003 and the first quarter of 2004. Improvement was evident in both the North American Engineered Products and Specialty Systems segments. Internationally, base business revenues increased 6% in the second quarter and 4% for the year-to-date period as industrial production showed slight improvement in the major European economies.

Operating income for the second quarter and year-to-date periods improved primarily due to leverage from the growth in base business revenue, favorable currency translation and income from acquired companies.

As a result of the Company’s annual impairment testing of its goodwill and intangible assets, impairment charges of $21.7 million were incurred in the first quarter of 2004. The impaired assets reflected diminished expectations of future cash flows and primarily related to a European automotive components business, several U.S. welding components businesses, a U.S. electrical components business and a U.S. business that manufactures clean room mats.

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

The results of operations for the Engineered Products – North America segment for the second quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Operating revenues	$845,360	$781,713	$1,641,981	$1,530,498
Operating income	149,661	133,340	282,430	244,487
Margin %	17.7%	17.1%	17.2%	16.0%

In the second quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	8.5%	20.6%	1.9%	7.6%	19.8%	1.8%
Nonvolume-related	--	(11.1)	(1.8)	--	(6.5)	(1.0)

Total	8.5	9.5	0.1	7.6	13.3	0.8

Restructuring	--	3.1	0.5	--	4.0	0.6
Impairment of goodwill and intangibles	--	--	--	--	(2.6)	(0.4)
Acquisitions and divestitures	(0.4)	(0.4)	--	(0.5)	0.5	0.2
Translation	--	--	--	0.2	0.3	--

Total	8.1%	12.2%	0.6%	7.3%	15.5%	1.2%

Construction base revenues increased 11% for the second quarter and 10% for the year-to-date period primarily as a result of growth in the residential, remodeling/rehab and commercial construction markets. Automotive base revenues increased 3% for the second quarter and 1% for the year-to-date period due to increased penetration, despite 3% and 2% declines in automotive production at the large North American automotive manufactures in the first and second quarters of 2004, respectively. Revenues from the other industrial-based businesses in this segment increased 10% in both the second quarter and year-to-date periods as they benefited from increased demand in a broad array of end markets.

Operating income increased in the second quarter and year-to-date periods primarily due to leverage from the increase in base business revenues described above and lower restructuring expenses. These increases were partially offset for both periods by a second quarter $10 million charge associated with a warranty issue related to a discontinued product at the Wilsonart laminate business. Also partially offsetting the base business increases in the year-to-date period were first quarter 2004 goodwill and intangible asset impairment charges of $7 million, primarily related to the goodwill of a U.S. electrical components business and the trademarks and brands of a U.S. manufacturer of clean room mats. In addition, variable margins declined .5% in both the second quarter and year-to-date periods, primarily due to steel raw material price increases.

ENGINEERED PRODUCTS — INTERNATIONAL

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

The results of operations for the Engineered Products – International segment for the second quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Operating revenues	$645,613	$470,790	$1,163,598	$876,577
Operating income	101,118	68,175	165,006	110,558
Margin %	15.7%	14.5%	14.2%	12.6%

In the second quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	9.8%	27.2%	2.3%	8.0%	25.3%	2.0%
Nonvolume-related	--	(0.2)	--	--	4.9	0.6

Total	9.8	27.0	2.3	8.0	30.2	2.6

Restructuring	--	(2.1)	(0.3)	--	1.3	0.2
Impairment of goodwill and intangibles	--	--	--	--	(7.7)	(1.0)
Acquisitions and divestitures	15.5	9.5	(0.9)	9.7	7.0	(0.4)
Translation	11.8	13.9	0.1	15.0	18.4	0.2

Total	37.1%	48.3%	1.2%	32.7%	49.2%	1.6%

Revenues increased in the second quarter and year-to-date periods of 2004 due to increased base business revenues, higher acquisition revenues, and the favorable effect of currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. Base business construction revenues increased 12% in the second quarter and 8% year-to-date due to a rise in commercial construction activity in Europe, as well as increased commercial and residential demand in the Australasia region. In addition, automotive revenues grew 7% and 8% in the second quarter and year-to-date periods, respectively, primarily due to increased penetration at the European automotive manufacturers. The other businesses in this segment serve a broad array of industrial and commercial markets, and revenues from these businesses increased 8% for the second quarter and 5% for the year-to-date period.

Operating income in the second quarter and year-to-date periods increased primarily due to leverage from the increase in base business revenues described above, the favorable effect of currency translation and increased income from acquisitions. These increases were partially offset in the second quarter by higher restructuring expenses. In addition, year-to-date income was adversely affected by a goodwill impairment charge of $8.5 million incurred in the first quarter of 2004 primarily related to diminished cash flow expectations of a European automotive components business.

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

The results of operations for the Specialty Systems – North America segment for the second quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Operating revenues	$972,234	$842,234	$1,904,685	$1,637,060
Operating income	177,740	142,651	333,835	253,990
Margin %	18.3%	16.9%	17.5%	15.5%

In the second quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	10.8%	26.7%	2.4%	11.0%	29.9%	2.6%
Nonvolume-related	--	(4.2)	(0.6)	--	(0.9)	(0.1)

Total	10.8	22.5	1.8	11.0	29.0	2.5

Restructuring	--	(0.3)	--	--	(0.2)	--
Impairment of goodwill and intangibles	--	--	--	--	(0.9)	(0.1)
Acquisitions and divestitures	4.6	2.3	(0.4)	4.9	3.1	(0.4)
Translation	--	0.1	--	0.4	0.4	--

Total	15.4%	24.6%	1.4%	16.3%	31.4%	2.0%

Base business revenue growth in the second quarter and year-to-date periods of 2004 is primarily due to an increase in demand in most of the end markets that this segment serves. Welding revenues increased 27% in the second quarter and 28% for the year-to-date period, industrial packaging revenues increased 11% in both periods, and revenues in the other businesses in this segment increased 10% in the second quarter of 2004 and 9% year-to-date. Food equipment revenues declined 1% in the second quarter and were flat year-to-date as demand for the retail portion of the business remained weak.

Operating income increased in 2004 primarily due to leverage from the base business revenue increases described above and increased income from acquisitions. These increases were offset in the year-to-date period by goodwill and intangible asset impairment charges of $6 million incurred in the first quarter of 2004. These charges primarily related to the diminished cash flow expectations at two welding businesses and an industrial packaging unit.

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

The results of operations for the Specialty Systems – International segment for the second quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Operating revenues	$598,391	$498,415	$1,124,223	$923,538
Operating income	84,273	57,779	144,406	96,482
Margin %	14.1%	11.6%	12.8%	10.4%

In the second quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	2.2%	7.0%	0.6%	(0.3)%	(0.9)%	(0.1)%
Nonvolume-related	--	12.4	1.4	--	16.1	1.7

Total	2.2	19.4	2.0	(0.3)	15.2	1.6

Restructuring	--	10.6	1.2	--	14.1	1.5
Impairment of goodwill and intangibles	--	--	--	--	(0.3)	--
Acquisitions and divestitures	7.6	3.0	(0.7)	8.9	5.1	(0.6)
Translation	10.3	12.9	--	13.1	15.6	(0.1)

Total	20.1%	45.9%	2.5%	21.7%	49.7%	2.4%

Revenues increased in the second quarter and year-to-date periods of 2004 mainly due to favorable currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. Acquisitions also increased revenues, primarily due to the July 2003 acquisition of an Asian manufacturer of welding consumables. Base business revenues increased in the second quarter and were flat year-to-date. In the second quarter of 2004, food equipment and industrial packaging revenues increased 2% and 1%, respectively, while each declined 1% year-to-date. Other base business revenues in this segment increased 5% in the second quarter and 1% year-to-date.

Operating income increased in the second quarter and year-to-date periods of 2004 primarily as a result of favorable currency translation, lower restructuring expenses, acquisitions, and the reduction of base business operating costs as a result of past restructuring efforts.

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

The results of operations for the Leasing and Investments segment for the second quarter and year-to-date periods of 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Operating revenues	$53,248	$65,825	$91,904	$96,275
Operating income	48,744	52,121	83,501	69,549

Operating income (loss) by investment for the second quarter and year-to-date periods of 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Mortgage investments	$26,756	$43,966	$53,838	$52,510
Leases of equipment	5,757	4,976	11,392	10,032
Property developments	1,096	1,498	1,819	3,029
Properties held for sale	4,098	(673)	2,844	(1,529)
Venture capital limited partnership	10,316	(1,744)	11,546	(2,101)
Other	721	4,098	2,062	7,608

	$48,744	$52,121	$83,501	$69,549

In the second quarter of 2004, operating income was lower than the prior year by $3.4 million due to swap mark-to-market income of $39 million in 2003, partially offset by 2004 gains on the sales of two mortgage investment properties of $19.9 million, 2004 venture capital income of $10.3 million and 2004 gains on the sales of idle properties of $5.1 million. For the year-to-date period, operating income increased $14.0 million primarily due to the higher venture capital income.

In the second quarter of 2004, the market value of the Company’s share of the venture capital partnership increased due to the market value of several of the partnership’s investments increasing as a result of these investments’ public offering of equity securities.

On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities – (“FIN 46”) relative to its investments in mortgage entities. See the Investments note for further discussion of this change in accounting for these investments.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Engineered Products - North America	$845,360	$781,713	$1,641,981	$1,530,498
Engineered Products - International	645,613	470,790	1,163,598	876,577
Specialty Systems - North America	972,234	842,234	1,904,685	1,637,060
Specialty Systems - International	598,391	498,415	1,124,223	923,538
Intersegment revenues	(112,575)	(94,987)	(213,771)	(186,168)

Total manufacturing operating revenues	2,949,023	2,498,165	5,620,716	4,781,505
Leasing and Investments	53,248	65,825	91,904	96,275

Total operating revenues	$3,002,271	$2,563,990	$5,712,620	$4,877,780

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

Amortization and impairment of goodwill and other intangible assets for the periods ended June 30, 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Goodwill:
Impairment	$--	$--	$11,492	$702
Intangible Assets:
Amortization	8,052	4,847	15,363	9,694
Impairment	--	--	10,220	3,761

Total	$8,052	$4,847	$37,075	$14,157

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

INTEREST EXPENSE

Interest expense decreased to $34.9 million in the first six months of 2004 from $36.6 million in 2003 primarily due to decreased discounts on foreign currency forward contracts.

OTHER INCOME

Other income increased to $11.2 million for the first six months of 2004 from $5.3 million in 2003. This increase is primarily due to lower currency translation losses in 2004 versus 2003. Also, interest income was higher in 2004 mainly from interest received related to a tax reimbursement in Germany.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $650.4 million ($2.09 per diluted share) in the first six months of 2004 was 34.5% higher than the 2003 income from continuing operations of $483.5 million ($1.57 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in the first six months of 2004 increased operating revenues for the first six months of 2004 by approximately $254.4 million and increased earnings by approximately 8 cents per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-30% of the last three years’ average income from continuing operations. In addition, free operating cash flow is expected to be adequate to finance internal growth, small-to-medium sized acquisitions and additional investments.

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

Summarized cash flow information for the second quarter and year-to-date periods of 2004 and 2003 was as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net cash provided by operating activities	$376,818	$276,326	$696,518	$493,500
Proceeds from investments	19,640	7,376	38,452	23,041
Additions to plant and equipment	(69,259)	(65,965)	(129,772)	(122,138)

Free operating cash flow	$327,199	$217,737	$605,198	$394,403

Acquisitions	$(195,801)	$(59,451)	$(376,799)	$(74,265)
Cash dividends paid	(74,028)	(70,535)	(147,976)	(141,049)
Purchase of investments	(14,049)	(11,714)	(28,694)	(40,852)
Issuance of common stock	35,972	6,468	50,524	9,065
Purchase of treasury shares through repurchase
program	(259,110)	--	(259,110)	--
Other	(12,033)	26,013	9,582	29,079

Net increase in cash and equivalents	$(191,850)	$108,518	$(147,275)	$176,381

Free operating cash flow for the second quarter of 2004 was higher than the same period in 2003 as a result of higher cash flow from operating activities and higher proceeds from properties held for sale and venture capital investments. Net cash from operations was higher mainly due to higher net income and increasing taxes payable in the second quarter of 2004, partially offset by increased inventory.

For the first half of 2004, free operating cash flow was higher than the same period in 2003 as a result of higher cash from operating activities. Net cash from operating activities was higher mainly due to higher net income and increasing taxes payable in the first half of 2004, partially offset be higher accounts receivable outstanding.

Return on Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the second quarter and year-to-date periods of 2004 and 2003 was as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Operating income after taxes	$370,614	$295,143	$666,057	$503,793

Total debt	$983,472	$1,562,808	$983,472	$1,562,808
Less: Leasing and investment debt	(143,573)	(761,829)	(143,573)	(761,829)
Less: Cash	(1,537,208)	(1,234,068)	(1,537,208)	(1,234,068)

Adjusted net debt	(697,309)	(433,089)	(697,309)	(433,089)
Total stockholders' equity	8,210,153	7,295,319	8,210,153	7,295,319

Invested capital	$7,512,844	$6,862,230	$7,512,844	$6,862,230

Average invested capital	$7,399,150	$6,698,209	$7,255,204	$6,632,750

Annualized return on average invested capital	20.0%	17.6%	18.4%	15.2%

The 240 basis point increase in ROIC in the second quarter of 2004 was due primarily to a 26% increase in after-tax operating income, mainly as a result of increased base business operating income and a decrease in the effective tax rate of 34% in the second quarter of 2004 from 35% in the second quarter of 2003.

The 320 basis point increase in ROIC for year-to-date 2004 was due primarily to a 32% increase in after-tax operating income, mainly as a result of increased base business operating income and a decrease in the effective tax rate of 34% in the first half of 2004 from 35% in the first half of 2003.

Working Capital

Net working capital at June 30, 2004 and December 31, 2003 is summarized as follows:

(Dollars in thousands)

	June 30, 2004	December 31, 2003	Increase/ (Decrease)

Current Assets:
Cash and equivalents	$1,537,208	$1,684,483	$(147,275)
Trade receivables	1,979,770	1,721,186	258,584
Inventories	1,098,222	991,979	106,243
Other	383,534	385,554	(2,020)

	4,998,734	4,783,202	215,532

Current Liabilities:
Short-term debt	59,962	56,094	3,868
Accounts payable and accrued expenses	1,431,805	1,352,357	79,448
Other	298,048	80,452	217,596

	1,789,815	1,488,903	300,912

Net Working Capital	$3,208,919	$3,294,299	$(85,380)

Current Ratio	2.79	3.21

Trade receivables and inventories increased due to increased sales, acquisitions, and translation. Other current liabilities increased due to the normal tax provision for 2004. The December 31, 2003 tax payable was unusually low due to large tax refunds that were receivable at year-end and collected in the first quarter of 2004. These receivables were netted against the payable balance at December 31, 2003.

Debt

Total debt at June 30, 2004 and December 31, 2003 was as follows:

(Dollars in thousands)

	June 30, 2004	December 31, 2003

Short-term debt	$59,962	$56,094
Long-term debt	923,510	920,360

Total debt	$983,472	$976,454

Total debt to capitalization	10.7%	11.0%

In 2003, the Company entered into a $400.0 million Line of Credit Agreement, with a termination date of June 18, 2004. This line of credit was replaced on June 18, 2004, by a $400.0 million Line of Credit Agreement with a termination date of June 17, 2005.

Stockholders’ Equity

The changes to stockholders’ equity during 2004 were as follows:

(In thousands)

Total stockholders' equity, December 31, 2003	$7,874,286
Income from continuing operations	650,375
Loss from discontinued operations	171
Cash dividends declared	(147,600)
Exercise of stock options	50,524
Restricted stock activity	16,641
Share repurchase	(259,110)
Shares issued for acquisitions	1,628
Currency translation adjustments	23,238

Total stockholders' equity, June 30, 2004	$8,210,153

On April 19, 2004 the Company’s Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31 million shares. During the second quarter, the Company repurchased 2,811,700 shares of its common stock for $259.1 million at an average price of $92.15 per share.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the adequacy of internally generated funds, the meeting of dividend payment objectives, the repurchase of the Company’s common stock, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community or Australia, (3) the unfavorable impact of foreign currency fluctuations and prices of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product line, (5) an unfavorable environment for making acquisitions or dispositions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) as of June 30, 2004. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2004 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 – Legal Proceedings

Wilsonart International, Inc. a wholly owned subsidiary of ITW (“Wilsonart”), is a defendant in a consolidated class action lawsuit filed in June 2000 in federal district court in White Plains, New York on behalf of purchasers of high-pressure laminates. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high-pressure laminates between January 1, 1994 and June 30, 2000, and seeks injunctive relief as well as treble damages and other costs associated with the litigation. Indirect purchasers of high-pressure laminates filed similar purported class action cases under various state antitrust and consumer protection statutes in Arizona, California, the District of Columbia, Florida, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin. All of the state cases have been stayed, and certain plaintiffs have opted not to participate in the class litigation. These lawsuits were brought following the commencement of a federal grand jury investigation of price-fixing in the high-pressure laminate industry, which was subsequently closed by the Department of Justice with no further proceedings and with all documents returned to the parties involved. The Company believes that these antitrust claims are without merit.

On April 30, 2004, Wilsonart presented and argued its motion for summary judgment in the consolidated class action lawsuit. To date no decision has been rendered on this motion. On April 29, 2004, International Paper Company, one of the defendants in the consolidated class action case, received preliminary approval of a settlement agreement with the plaintiffs. That settlement agreement, dated as of April 23, 2004 received final court approval on July 14, 2004 and, provides, among other things, for the payment to the class members in the consolidated class actions of $31,000,000. In addition, on July 14, 2004 the plaintiffs sought preliminary approval of a settlement with Panolam International, Inc., another defendant in the case, for $9,500,000. However, the Court set the matter for a hearing on September 30, 2004. While no assurances can be given regarding the ultimate outcome or the timing of the resolution of these claims, the Company intends to continue to defend itself vigorously in this action and all related actions that are now pending or that may be brought in the future. The Company is currently unable to determine a range of its possible exposure for this litigation.

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 19, 2004, the Company’s Board of Directors authorized a repurchase of up to 31 million shares of common stock.

Share repurchase activity for the second quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that may yet be Purchased Under Program
May 2004	280,000	$89.03	280,000	30,720,000
June 2004	2,531,700	92.50	2,531,700	28,188,300

Total	2,811,700	92.15	2,811,700

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 7, 2004. The following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominees	In Favor	Withheld

W. F. Aldinger, III	264,064,901	13,308,957
M. J. Birck	265,890,495	11,483,364
M. D. Brailsford	262,315,197	15,058,662
S. Crown	273,929,956	3,443,902
D. H. Davis, Jr	264,406,261	12,967,598
W. J. Farrell	272,981,975	4,391,884
R. C. McCormack	270,896,457	6,477,402
R. S. Morrison	274,023,376	3,350,482
H. B. Smith	275,077,464	2,296,395

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibit Index
	Exhibit No.	Description
	31	Rule 13a-14(a) Certification
	32	Section 1350 Certification
(b)	Reports on Form 8-K
On April 20, 2004 the Company filed Item 5 and furnished Item 12 in its Current Report on Form 8-K to the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004	/s/ Jon C. Kinney
Jon C. Kinney
Senior Vice President and Chief Financial Officer