Form 10-Q
period 2004-09-30
ILLINOIS TOOL WORKS INC
filed 2004-11-02
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004

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
Yes X . No _____.

The number of shares of registrant’s common stock, $.01 par value, outstanding at October 29, 2004: 295,690,054.

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
STATEMENT OF INCOME
(UNAUDITED)

(In thousands except for per share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Operating Revenues	$2,967,168	$2,531,885	$8,679,788	$7,409,665
Cost of revenues	1,934,831	1,634,056	5,614,977	4,807,248
Selling, administrative, and research
and development expenses	509,482	466,335	1,495,703	1,381,700
Amortization and impairment of goodwill
and other intangible assets	10,617	4,818	47,692	18,975

Operating Income	512,238	426,676	1,521,416	1,201,742
Interest expense	(18,512)	(16,126)	(53,385)	(52,686)
Other income	6,325	4,526	17,495	9,849

Income from Continuing Operations Before
Income Taxes	500,051	415,076	1,485,526	1,158,905
Income Taxes	170,000	145,300	505,100	405,600

Income from Continuing Operations	330,051	269,776	980,426	753,305
Income (Loss) from Discontinued Operations	--	(874)	171	(12,922)

Net Income	$330,051	$268,902	$980,597	$740,383

Income Per Share from Continuing Operations:
Basic	$1.10	$0.88	$3.21	$2.45
Diluted	$1.09	$0.87	$3.19	$2.44
Income (Loss) Per Share from Discontinued Operations:
Basic	$--	$--	$--	$(0.04)
Diluted	$--	$--	$--	$(0.04)
Net Income Per Share:
Basic	$1.10	$0.88	$3.21	$2.41
Diluted	$1.09	$0.87	$3.19	$2.40
Cash Dividends:
Paid	$0.24	$0.23	$0.72	$0.69
Declared	$0.28	$0.24	$0.76	$0.70
Shares of Common Stock Outstanding During the Period:
Average	301,390	307,142	305,222	306,863
Average assuming dilution	303,966	308,996	307,657	308,316

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

(In thousands)
	September 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and equivalents	$930,283	$1,684,483
Trade receivables	1,983,649	1,721,186
Inventories	1,142,532	991,979
Deferred income taxes	231,132	217,638
Prepaid expenses and other current assets	128,976	167,916

Total current assets	4,416,572	4,783,202

Plant and Equipment:
Land	156,763	135,357
Buildings and improvements	1,179,205	1,140,033
Machinery and equipment	3,161,893	3,046,688
Equipment leased to others	147,567	145,657
Construction in progress	124,185	93,694

	4,769,613	4,561,429
Accumulated depreciation	(2,961,690)	(2,832,791)

Net plant and equipment	1,807,923	1,728,638

Investments	900,346	832,358
Goodwill	2,686,803	2,511,281
Intangible Assets	389,108	287,582
Deferred Income Taxes	403,929	370,737
Other Assets	793,292	679,523

	$11,397,973	$11,193,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$97,067	$56,094
Accounts payable	540,071	481,407
Accrued expenses	914,104	870,950
Cash dividends payable	83,034	73,948
Income taxes payable	372,857	6,504

Total current liabilities	2,007,133	1,488,903

Noncurrent Liabilities:
Long-term debt	924,004	920,360
Other	923,529	909,772

Total noncurrent liabilities	1,847,533	1,830,132

Stockholders' Equity:
Common stock	3,111	3,089
Additional paid-in-capital	921,200	825,924
Income reinvested in the business	7,687,073	6,937,110
Common stock held in treasury	(1,203,696)	(1,648)
Accumulated other comprehensive income	135,619	109,811

Total stockholders' equity	7,543,307	7,874,286

	$11,397,973	$11,193,321

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS
(UNAUDITED)

(In thousands)
	Nine Months Ended September 30
	2004	2003
Cash Provided by (Used for) Operating Activities:
Net income	$980,597	$740,383
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(171)	12,922
Depreciation	216,188	208,263
Amortization and impairment of goodwill and other intangible assets	47,692	18,975
Change in deferred income taxes	(59,304)	7,419
Provision for uncollectible accounts	3,001	8,500
(Gain) loss on sale of plant and equipment	(1,507)	4,418
Income from investments	(110,801)	(119,365)
Non-cash interest on nonrecourse notes payable	--	18,696
Gain on sale of operations and affiliates	(84)	(5,039)
Amortization of restricted stock	24,475	13,362
Other non-cash items, net	6,006	15,283
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(172,122)	(82,932)
Inventories	(101,539)	81,679
Prepaid expenses and other assets	(82,716)	(57,685)
Net assets of discontinued operations	--	3,800
Increase (decrease) in--
Accounts payable	7,991	(39,512)
Accrued expenses and other liabilities	28,406	(25,031)
Income taxes payable	362,916	84,345
Other, net	35	51

Net cash provided by operating activities	1,149,063	888,532

Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and
equivalents) and additional interest in affiliates	(438,865)	(148,081)
Additions to plant and equipment	(197,860)	(182,956)
Purchase of investments	(35,680)	(107,805)
Proceeds from investments	57,289	38,660
Proceeds from sales of plant and equipment	17,105	25,079
Proceeds from sales of operations and affiliates	3,395	9,570
Other, net	14,133	(1,906)

Net cash used for investing activities	(580,483)	(367,439)

Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(221,548)	(211,638)
Issuance of common stock	69,029	22,219
Purchase of treasury shares through repurchase program	(1,202,124)	--
Net borrowings (repayments) of short-term debt	32,275	(38,804)
Proceeds from long-term debt	70	653
Repayments of long-term debt	(5,464)	(23,444)
Other, net	--	672

Net cash used for financing activities	(1,327,762)	(250,342)

Effect of Exchange Rate Changes on Cash and Equivalents	4,982	44,403

Cash and Equivalents:
Increase (decrease) during the period	(754,200)	315,154
Beginning of period	1,684,483	1,057,687

End of period	$930,283	$1,372,841

Cash Paid During the Period for Interest	$55,713	$55,461

Cash Paid During the Period for Income Taxes	$172,210	$301,428

Liabilities Assumed from Acquisitions	$128,376	$110,866

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

The pro forma net income effect of applying SFAS 123 was as follows:

(In thousands except per share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income as reported	$330,051	$268,902	$980,597	$740,383
Add: Restricted stock recorded as expense, net of tax	5,871	2,875	17,740	8,627
Deduct: Total stock-based employee compensation expense, net of tax	(10,481)	(8,628)	(31,570)	(25,886)

Pro forma net income	$325,441	$263,149	$966,767	$723,124

Net income per share:
Basic - as reported	$1.10	$0.88	$3.21	$2.41
Basic - pro forma	$1.08	$0.86	$3.17	$2.36
Diluted - as reported	$1.09	$0.87	$3.19	$2.40
Diluted - pro forma	$1.07	$0.85	$3.14	$2.35

On January 2, 2003 and 2004, the Company granted 792,158 and 553,981 shares of restricted stock, respectively, to domestic key employees. Compensation expense related to these grants is being recorded over the three-year vesting period as follows:

(In thousands)
	January 2, 2003 Grant	January 2, 2004 Grant	Total
2003	$17,438	$--	$17,438
2004	16,961	15,248	32,209
2005	16,961	15,248	32,209
2006	--	15,248	15,248

	$51,360	$45,744	$97,104

(2)    INVENTORIES:

Inventories at September 30, 2004 and December 31, 2003 were as follows:

(In thousands)
	September 30, 2004	December 31, 2003

Raw material	$357,083	$286,550
Work-in-process	108,470	102,267
Finished goods	676,979	603,162

	$1,142,532	$991,979

(3)    COMPREHENSIVE INCOME:

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments.

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$330,051	$268,902	$980,597	$740,383
Foreign currency translation
adjustments, net of tax	2,570	(108,381)	25,808	190,144

Total comprehensive income	$332,621	$160,521	$1,006,405	$930,527

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

As of September 30, 2004 and December 31, 2003, the book value of the assets held by the mortgage entities was as follows:

(In thousands)

	September 30, 2004	December 31, 2003

Cash on hand from dispositions	$424,205	$89,703
Real estate (27 and 37 properties, respectively)	360,834	646,269
Mortgage loans (6 and 5 loans, respectively)	95,839	79,820
Other assets	8,342	8,343

	$889,220	$824,135

Assuming all assets become worthless and the swap counterparty defaults, the Company’s maximum exposure to loss related to the mortgage entities is limited to its investment of $372,358,000 at September 30, 2004.

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

Starting in the third quarter of 2003 and for subsequent periods, the Company accounts for its net investments in the mortgage entities using the equity method of accounting as provided in Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Under this method, the net mortgage investments are adjusted through income for changes in the Company’s share of the net assets of the mortgage entities. The excess of the estimated liquidation value of the investments in the mortgage entities over their net book value as of July 1, 2003 of $178,333,000 will be recognized as income over the remaining term of each of the investments. The remaining amount of this excess liquidation value over book value at September 30, 2004 and December 31, 2003 was as follows:

(In thousands)

	September 30, 2004	December 31, 2003

Mortgage transaction ending December 31, 2005	$30,100	$59,998
Mortgage transaction ending December 31, 2006	38,540	56,079
Mortgage transaction ending February 28, 2008	31,796	40,293

	$100,436	$156,370

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

Net swap receivables — Recorded at fair value, based on the estimated future cash flows discounted at current market interest rates. All estimated future cash flows were provided by the swap counter party, who also is the servicer of the mortgage loans and real estate. Market interest rates for the swap inflows were based on the current market yield of a bond of the swap counter party. Discount rates for the swap outflows were based on an estimate of risk-adjusted rates for real estate assets. Any adjustments to the carrying value of the net swap receivables due to changes in expected future cash flows, discount rates or interest rates were recorded through the operating income of the Leasing and Investments segment.

The property development partnerships and affordable housing limited partnerships in which the Company has invested are also considered variable interest entities under FIN 46. Because the Company does not bear the majority of the risk of loss nor enjoy the majority of any residual returns relative to these variable interest entities, the Company was not required to consolidate the entities upon its adoption of FIN 46. The Company will continue to account for the property development investments using the equity method and the affordable housing investments using the effective yield method. The Company’s maximum exposure to loss related to these investments is generally limited to their carrying values of $16,355,000 and $95,747,000, respectively, as of September 30, 2004.

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

Amortization and impairment of goodwill and other intangible assets for the periods ended September 30, 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Goodwill:
Impairment	$--	$--	$11,492	$702
Intangible Assets:
Amortization	10,617	4,818	25,980	14,512
Impairment	--	--	10,220	3,761

Total	$10,617	$4,818	$47,692	$18,975

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

(6)    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS:

Pension and other postretirement benefit costs for the periods ended September 30, 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic
benefit cost:
Service cost	$19,846	$17,539	$3,341	$3,175	$58,979	$52,509	$10,130	$9,465
Interest cost	20,633	19,278	8,719	7,843	61,843	58,065	25,947	23,303
Expected return on plan
assets	(29,523)	(25,659)	(866)	(320)	(88,483)	(76,771)	(2,599)	(960)
Amortization of actuarial
loss	1,256	888	1,383	232	3,756	2,640	4,210	696
Amortization of prior
service cost (income)	(576)	(587)	1,684	1,643	(1,728)	(1,760)	5,052	4,928
Amortization of net
transition amount	(35)	(232)	--	--	(103)	(658)	--	--
Settlement/curtailment
loss	--	--	--	--	58	--	--	--

Net periodic benefit cost	$11,601	$11,227	$14,261	$12,573	$34,322	$34,025	$42,740	$37,432

The impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 is not significant to net periodic benefit cost and will be recognized at the next measurement date.

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $110,985,000 to its pension plans in 2004. As of September 30, 2004, $112,765,000 of contributions have been made. The Company presently anticipates contributing an additional $22,875,000 to fund its plans in 2004 for a total of $135,640,000.

(7)    SHORT-TERM DEBT:

In 2003, the Company entered into a $400,000,000 Line of Credit Agreement with a termination date of June 18, 2004. This line of credit was replaced on June 18, 2004 by a $400,000,000 Line of Credit Agreement with a termination date of June 17, 2005.

(8)    STOCK REPURCHASE PROGRAM:

On April 19, 2004 the Company’s Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31,000,000 shares. As of September 30, 2004, the Company has repurchased 13,266,573 shares of its common stock for $1,202,124,000 at an average price of $90.61 per share.

(9)    CONTINGENCIES:

Wilsonart International, Inc. a wholly owned subsidiary of ITW (“Wilsonart”), is a defendant in a consolidated class action lawsuit filed in June 2000 in federal district court in White Plains, New York on behalf of purchasers of high-pressure laminates. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high-pressure laminates between January 1, 1994 and June 30, 2000, and seeks injunctive relief as well as treble damages and other costs associated with the litigation. Indirect purchasers of high-pressure laminates filed similar purported class action cases under various state antitrust and consumer protection statutes in Arizona, California, the District of Columbia, Florida, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin. All of the state cases have been stayed, and certain plaintiffs have opted not to participate in the class litigation. These lawsuits were brought following the commencement of a federal grand jury investigation of price-fixing in the high-pressure laminate industry, which investigation was subsequently closed by the Department of Justice with no further proceedings and with all documents returned to the parties involved. The Company believes that these plaintiffs’ antitrust claims are without merit.

On April 30, 2004, Wilsonart presented and argued its motion for summary judgment in the consolidated class action lawsuit. That motion was denied on September 7, 2004. No trial date has been set and discovery is continuing. On April 29, 2004, International Paper Company, one of the defendants in the consolidated class action case, received preliminary approval of a settlement agreement with the plaintiffs. That settlement agreement, dated as of April 23, 2004 received final court approval on July 14, 2004 and, provides, among other things, for the payment to the class members in the consolidated class actions of $31,000,000. In addition, on July 14, 2004 the plaintiffs sought preliminary approval of a settlement with Panolam International, Inc., another defendant in the case, for $9,500,000, which settlement was approved at a hearing on September 30, 2004. As a result of the International Paper and Panolam settlements and the discharge of Formica Corporation through bankruptcy, Wilsonart is the sole remaining defendant in the consolidated class action lawsuit. While no assurances can be given regarding the ultimate outcome or the timing of the resolution of these claims, the Company intends to continue to defend itself vigorously in this action and all related actions that are now pending or that may be brought in the future. The Company is currently unable to determine a range of its possible exposure for this litigation.

(10)    SEGMENT INFORMATION:

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 —Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Operating revenues	$2,967,168	$2,531,885	$8,679,788	$7,409,665
Operating income	512,238	426,676	1,521,416	1,201,742
Margin %	17.3%	16.9%	17.5%	16.2%

In the third quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	9.3%	22.5%	2.0%	8.1%	20.3%	1.8%
Nonvolume-related	--	(11.4)	(1.8)	--	(3.5)	(0.5)

Total	9.3	11.1	0.2	8.1	16.8	1.3

Restructuring	--	4.3	0.7	--	3.5	0.5
Impairment of goodwill and intangibles	--	--	--	--	(1.4)	(0.2)
Acquisitions and divestitures	5.7	2.5	(0.5)	5.2	2.7	(0.4)
Translation	3.1	3.2	--	4.6	4.2	(0.1)
Leasing and Investments	(0.2)	(1.0)	(0.1)	(0.1)	0.8	0.1
Other	(0.7)	--	0.1	(0.7)	--	0.1

Total	17.2%	20.1%	0.4%	17.1%	26.6%	1.3%

The base business revenue increase in the third quarter and year-to-date periods is primarily related to a 10% revenue increase in North America during both periods. Industrial production levels in North America continued the growth pattern seen in the fourth quarter of 2003 and the first half of 2004. Improvement was evident in both the North American Engineered Products and Specialty Systems segments. Internationally, base business revenues increased 7% in the third quarter and 5% for the year-to-date period as industrial production showed improvement in the major European economies.

Operating income for the third quarter and year-to-date periods improved primarily due to leverage from the growth in base business revenue, favorable currency translation, lower restructuring costs and income from acquired companies. These increases were partially offset by variable margin declines due to raw material cost increases, primarily steel.

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

ENGINEERED PRODUCTS— NORTH AMERICA

Businesses in this segment are located in North America and manufacture a variety of short lead-time plastic and metal components and fasteners, as well as specialty products for a diverse customer base. These commercially oriented, value-added products become part of the customers’ products and typically are manufactured and delivered in a period of time of less than 30 days.

In the plastic and metal components and fasteners category, products include:

•	metal fasteners, fastening tools, and metal plate connecting components for the commercial and residential construction industries;
•	laminate products for the commercial and residential construction industries and furniture markets;
•	metal fasteners for automotive, appliance and general industrial applications;
•	metal components for automotive, appliance and general industrial applications;
•	plastic components for automotive, appliance, furniture and electronics applications; and
•	plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:

•	reclosable packaging for consumer food applications;
•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
•	hand wipes for industrial purposes;
•	chemical fluids which clean or add lubrication to machines;
•	adhesives for industrial, construction and consumer purposes;
•	epoxy and resin-based coating products for industrial applications; and
•	components for industrial machines.

This segment primarily serves the construction, automotive and general industrial markets.

The results of operations for the Engineered Products – North America segment for the third quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Operating revenues	$853,679	$774,874	$2,495,660	$2,305,372
Operating income	143,723	130,752	426,153	375,239
Margin %	16.8%	16.9%	17.1%	16.3%

In the third quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	7.7%	18.9%	1.8%	7.6%	19.5%	1.8%
Nonvolume-related	--	(12.3)	(1.9)	--	(8.6)	(1.3)

Total	7.7	6.6	(0.1)	7.6	10.9	0.5

Restructuring	--	2.0	0.2	--	3.3	0.5
Impairment of goodwill and intangibles	--	--	--	--	(1.7)	(0.2)
Acquisitions and divestitures	2.4	1.2	(0.2)	0.5	0.8	--
Translation	0.1	0.1	--	0.2	0.3	--

Total	10.2%	9.9%	(0.1)%	8.3%	13.6%	0.8%

Construction base revenues increased 7% for the third quarter and 9% for the year-to-date period primarily as a result of growth in the residential, remodeling/rehab and commercial construction markets. Automotive base revenues increased 1% for both the third quarter and year-to-date periods due to increased product penetration, despite declines of 3%, 2% and 5% in automotive production at the large North American automotive manufacturers in the first, second and third quarters of 2004, respectively. Revenues from the other industrial-based businesses in this segment grew 14% for the third quarter and 11% for the year-to-date periods as they benefited from increased demand in a broad array of end markets.

Operating income increased in the third quarter and year-to-date periods primarily due to leverage from the growth in base business revenues described above, lower restructuring expenses, and increased acquisition income. These increases were partially offset by variable margin declines of 1.7% in the third quarter and 0.9% year-to-date, primarily due to steel raw material cost increases. In addition, year-to-date income was negatively impacted by a second quarter $10 million charge associated with a warranty issue related to a discontinued product at the Wilsonart laminate business. Also partially offsetting the base business income increases in the year-to-date period were first quarter 2004 goodwill and intangible asset impairment charges of $7 million, primarily related to the goodwill of a U.S. electrical components business and the trademarks and brands of a U.S. manufacturer of clean room mats.

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

In the plastic and metal components and fasteners category, products include:

•	metal fasteners, fastening tools, and metal plate connecting components for the commercial and residential construction industries;
•	laminate products for the commercial and residential construction industries and furniture markets;
•	metal fasteners for automotive, appliance and general industrial applications;
•	metal components for automotive, appliance and general industrial applications;
•	plastic components for automotive, appliance, and electronics applications; and
•	plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:

•	electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;
•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines; and
•	epoxy and resin-based coating products for industrial applications.

This segment primarily serves the construction, automotive and general industrial markets.

The results of operations for the Engineered Products – International segment for the third quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Operating revenues	$618,124	$461,256	$1,781,722	$1,337,833
Operating income	95,370	63,612	260,375	174,170
Margin %	15.4%	13.8%	14.6%	13.0%

In the third quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	9.5%	27.6%	2.3%	8.6%	26.1%	2.1%
Nonvolume-related	--	(9.4)	(1.2)	--	(0.3)	--

Total	9.5	18.2	1.1	8.6	25.8	2.1

Restructuring	--	8.6	1.1	--	4.0	0.5
Impairment of goodwill and intangibles	--	--	--	--	(4.9)	(0.6)
Acquisitions and divestitures	16.2	12.3	(0.8)	12.0	9.0	(0.5)
Translation	8.3	10.8	0.2	12.6	15.6	0.1

Total	34.0%	49.9%	1.6%	33.2%	49.5%	1.6%

Revenues increased in the third quarter and year-to-date periods of 2004 due to higher acquisition revenues, increased base business revenues, and the favorable effect of currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. The acquisition revenue increase is primarily due to the acquisition of an Australian construction unit and a European polymer unit in the first quarter of 2004 and two European fluid product units in the second quarter of 2004. Base business construction revenues increased 8% in the third quarter and year-to-date periods due to a rise in commercial construction activity in Europe, as well as increased commercial and residential demand in the Australasia region. In addition, automotive base revenues grew 9% and 8% in the third quarter and year-to-date periods, respectively, primarily due to increased product penetration at the European automotive manufacturers. The other businesses in this segment serve a broad array of industrial and commercial markets, and revenues from these businesses increased 11% for the third quarter and 7% for the year-to-date period.

Operating income in the third quarter and year-to-date periods increased primarily due to leverage from the increase in base business revenues described above, the favorable effect of currency translation, increased income from acquisitions and lower restructuring expense. In addition, year-to-date income was adversely affected by a goodwill impairment charge of $8.5 million incurred in the first quarter of 2004 primarily related to diminished cash flow expectations of a European automotive components business.

SPECIALTY SYSTEMS —NORTH AMERICA

Businesses in this segment are located in North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented, value-added products become part of the customers’ production process and typically are manufactured and delivered in a period of time of more than 30 days.

In the machinery and related consumables category, products include:

•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;
•	welding equipment and metal consumables for a variety of end market users;
•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;
•	plastic stretch film and related packaging equipment for various industrial purposes;
•	paper and plastic products used to protect shipments of goods in transit;
•	marking tools and inks for various end users; and
•	foil and film and related equipment used to decorate a variety of consumer products.

In the specialty equipment category, products include:

•	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;
•	paint spray equipment for a variety of general industrial applications;
•	static control equipment for electronics and industrial applications;
•	wheel balancing and tire uniformity equipment used in the automotive industry; and
•	airport ground power generations for commercial and military applications.

This segment primarily serves the food retail and service, general industrial, construction, and food and beverage markets.

The results of operations for the Specialty Systems – North America segment for the third quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Operating revenues	$985,701	$857,857	$2,890,386	$2,494,917
Operating income	171,216	154,222	505,051	408,213
Margin %	17.4%	18.0%	17.5%	16.4%

In the third quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	12.3%	29.1%	2.7%	11.5%	29.6%	2.7%
Nonvolume-related	--	(18.1)	(2.9)	--	(7.4)	(1.1)

Total	12.3	11.0	(0.2)	11.5	22.2	1.6

Restructuring	--	--	--	--	(0.2)	--
Impairment of goodwill and intangibles	--	--	--	--	(0.5)	(0.1)
Acquisitions and divestitures	2.4	(0.3)	(0.4)	4.0	1.9	(0.4)
Translation	0.2	0.3	--	0.4	0.3	--

Total	14.9%	11.0%	(0.6)%	15.9%	23.7%	1.1%

Base business revenue growth in the third quarter and year-to-date periods of 2004 is primarily due to an increase in demand in most of the end markets that this segment serves. Welding base revenues increased 28% in both the third quarter and year-to-date periods and industrial packaging base revenues grew 11% in both periods. Food equipment base revenues increased 5% in the third quarter and 2% year-to-date as demand modestly increased from restaurant and institutional customers. Base revenues in the other businesses in this segment increased 9% in both the third quarter and year-to-date periods of 2004.

Operating income increased in the third quarter and year-to-date periods of 2004 primarily due to leverage from the base business revenue increases described above. Additionally, acquisitions increased income year-to-date and slightly reduced income in the third quarter of 2004. Variable margins declined 1.4% in the third quarter and 0.5% year-to-date periods of 2004, primarily due to steel raw material cost increases. Additionally, income was adversely impacted in the year-to-date period due to goodwill and intangible asset impairment charges of $6 million incurred in the first quarter of 2004. These charges primarily related to the diminished cash flow expectations at two welding businesses and an industrial packaging unit.

SPECIALTY SYSTEMS —INTERNATIONAL

Businesses in this segment are located outside North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented, value-added products become part of the customers’ processes and typically are manufactured and delivered in a period of time of more than 30 days.

In the machinery and related consumables category, products include:

•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;
•	welding equipment and metal consumables for a variety of end market users;
•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;
•	plastic bottle sleeves and related equipment for the food and beverage industry;
•	plastic stretch film and related packaging equipment for various industrial purposes;
•	paper and plastic products used to protect shipments of goods in transit; and
•	foil and film and related equipment used to decorate a variety of consumer products.

In the specialty equipment category, products include:

•	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;
•	paint spray equipment for a variety of general industrial applications;
•	static control equipment for electronics and industrial applications; and
•	airport ground power generations for commercial applications.

This segment primarily serves the general industrial, food retail and service, and food and beverage markets.

The results of operations for the Specialty Systems – International segment for the third quarter and year-to-date periods of 2004 and 2003 were as follows:

(Dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Operating revenues	$597,559	$502,072	$1,721,782	$1,425,610
Operating income	81,707	53,403	226,114	149,885
Margin %	13.7%	10.6%	13.1%	10.5%

In the third quarter and year-to-date periods of 2004, the changes in revenue, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenue	Operating Income	Operating Margins	Operating Revenue	Operating Income	Operating Margins
Base manufacturing business:
Volume-related	5.1%	18.2%	1.3%	1.7%	5.9%	0.4%
Nonvolume-related	--	0.7	0.1	--	10.6	1.1

Total	5.1	18.9	1.4	1.7	16.5	1.5

Restructuring	--	19.5	2.0	--	16.0	1.7
Impairment of goodwill and intangibles	--	--	--	--	(0.2)	--
Acquisitions and divestitures	6.2	2.9	(0.5)	8.0	4.3	(0.6)
Translation	7.7	11.7	0.2	11.1	14.3	--

Total	19.0%	53.0%	3.1%	20.8%	50.9%	2.6%

Revenues increased in the third quarter and year-to-date periods of 2004 mainly due to favorable currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. Acquisitions aided revenues, primarily due to a second quarter 2003 acquisition of an Asian manufacturer of welding consumables. Base business revenues also contributed to revenue growth. Food equipment base revenues increased 3% in the third quarter of 2004 and were flat year-to-date. Industrial packaging base revenues increased 8% and 2% for the third quarter and year-to-date periods of 2004, respectively. Other base business revenues, including welding and finishing, increased 2% in the third quarter and 1% year-to-date.

Operating income increased in the third quarter and year-to-date periods of 2004 primarily as a result of leverage from higher base business revenues, lower restructuring expenses, favorable currency translation, acquisitions, and the reduction of base business operating costs as a result of past restructuring efforts.

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

The results of operations for the Leasing and Investments segment for the third quarter and year-to-date periods of 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Operating revenues	$23,568	$28,382	$115,472	$124,657
Operating income	20,222	24,687	103,723	94,236

Operating income (loss) by investment for the third quarter and year-to-date periods of 2004 and 2003 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Mortgage investments	$ 10,296	$ 11,139	$ 64,134	$ 63,648
Leases of equipment	6,249	5,048	17,641	15,079
Property developments	2,971	2,889	4,790	5,918
Properties held for sale	(533)	469	2,291	(1,061)
Venture capital limited partnership	(255)	1,763	11,291	(338)
Other	1,494	3,379	3,576	10,990

	$ 20,222	$ 24,687	$103,723	$ 94,236

In the third quarter of 2004, operating income was lower than the prior year by $4.5 million due to higher 2003 venture capital income and higher gains on sales of mortgage properties and idle properties in 2003. For the year-to-date period, operating income increased $9.5 million primarily due to the higher venture capital income. In the second quarter of 2004, the market value of the Company’s share of the venture capital partnership increased due to the market value of several of the partnership’s investments increasing as a result of a public offering of these equity securities.

On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities – (“FIN 46”) relative to its investments in mortgage entities. See the Investments note for further discussion of this change in accounting for these investments.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Engineered Products - North America	$ 853,679	$ 774,874	$ 2,495,660	$ 2,305,372
Engineered Products - International	618,124	461,256	1,781,722	1,337,833
Specialty Systems - North America	985,701	857,857	2,890,386	2,494,917
Specialty Systems - International	597,559	502,072	1,721,782	1,425,610
Intersegment revenues	(111,463)	(92,556)	(325,234)	(278,724)

Total manufacturing operating revenues	2,943,600	2,503,503	8,564,316	7,285,008
Leasing and Investments	23,568	28,382	115,472	124,657

Total operating revenues	$ 2,967,168	$ 2,531,885	$ 8,679,788	$ 7,409,665

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

Amortization and impairment of goodwill and other intangible assets for the periods ended September 30, 2004 and 2003 were as follows:

(In thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Goodwill:
Impairment	$--	$--	$11,492	$702
Intangible Assets:
Amortization	10,617	4,818	25,980	14,512
Impairment	--	--	10,220	3,761

Total	$10,617	$4,818	$47,692	$18,975

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

INTEREST EXPENSE

Interest expense increased slightly to $53.4 million in the first nine months of 2004 from $52.7 million in 2003 primarily due to higher interest expense at international operations offset by decreased discounts on foreign currency forward contracts.

OTHER INCOME

Other income increased to $17.5 million for the first nine months of 2004 from $9.8 million in 2003. This increase is primarily due to higher interest income in 2004 mainly from interest related to a tax reimbursement in Germany. Also, gains in 2004 on the sale of fixed assets versus losses in 2003 were offset by lower gains in 2004 on the sale of operations and affiliates versus 2003.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $980.4 million ($3.19 per diluted share) in the first nine months of 2004 was 30.1% higher than the 2003 income from continuing operations of $753.3 million ($2.44 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in the first nine months of 2004 increased operating revenues for the first nine months of 2004 by approximately $331.4 million and increased earnings by approximately 11 cents per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-30% of the last three years’ average income from continuing operations. In addition, free operating cash flow is expected to be adequate to finance share repurchases, internal growth, small-to-medium sized acquisitions and additional investments.

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

Summarized cash flow information for the third quarter and year-to-date periods of 2004 and 2003 was as follows:

(In thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net cash provided by operating activities	$452,545	$395,032	$1,149,063	$888,532
Proceeds from investments	18,837	15,619	57,289	38,660
Additions to plant and equipment	(68,088)	(60,818)	(197,860)	(182,956)

Free operating cash flow	$403,294	$349,833	$1,008,492	$744,236

Acquisitions	$(62,066)	$(73,816)	$(438,865)	$(148,081)
Cash dividends paid	(73,572)	(70,589)	(221,548)	(211,638)
Purchase of investments	(6,986)	(66,953)	(35,680)	(107,805)
Issuance of common stock	18,505	13,154	69,029	22,219
Purchase of treasury shares through repurchase program	(943,014)	--	(1,202,124)	--
Other	56,914	(12,856)	66,496	16,223

Net increase/(decrease) in cash and equivalents	$(606,925)	$138,773	$(754,200)	$315,154

Free operating cash flow for the third quarter and year-to-date periods of 2004 was higher than the same periods in 2003 as a result of higher cash flow from operating activities. Net cash from operations was higher mainly due to higher net income and increasing taxes payable, partially offset by increased inventory and higher accounts receivable outstanding.

Return on Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the third quarter and year-to-date periods of 2004 and 2003 was as follows:

(Dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Operating income after taxes	$338,077	$277,339	$1,004,135	$781,132

Total debt	$1,021,071	$996,446	$1,021,071	$996,446
Less: Leasing and investment debt	(79,357)	(239,350)	(79,357)	(239,350)
Less: Cash and equivalents	(930,283)	(1,372,841)	(930,283)	(1,372,841)

Adjusted net debt	11,431	(615,745)	11,431	(615,745)
Total stockholders' equity	7,543,307	7,399,657	7,543,307	7,399,657

Invested capital	$7,554,738	$6,783,912	$7,554,738	$6,783,912

Average invested capital	$7,553,791	$6,823,071	$7,330,088	$6,593,591

Annualized return on average invested capital	17.9%	16.3%	18.3%	15.8%

The 160 basis point increase in ROIC in the third quarter of 2004 was due primarily to a 22% increase in after-tax operating income, mainly as a result of increased base business operating income.

The 250 basis point increase in ROIC for year-to-date 2004 was due primarily to a 29% increase in after-tax operating income, mainly as a result of increased base business operating income.

Working Capital

Net working capital at September 30, 2004 and December 31, 2003 is summarized as follows:

(Dollars in thousands)
	September 30, 2004	December 31, 2003	Increase/ (Decrease)

Current Assets:
Cash and equivalents	$930,283	$1,684,483	$(754,200)
Trade receivables	1,983,649	1,721,186	262,463
Inventories	1,142,532	991,979	150,553
Other	360,108	385,554	(25,446)

	4,416,572	4,783,202	(366,630)

Current Liabilities:
Short-term debt	97,067	56,094	40,973
Accounts payable and accrued expenses	1,454,175	1,352,357	101,818
Cash dividends payable	83,034	73,948	9,086
Income taxes payable	372,857	6,504	366,353

	2,007,133	1,488,903	518,230

Net Working Capital	$2,409,439	$3,294,299	$(884,860)

Current Ratio	2.20	3.21

The reduction in cash and equivalents is primarily the result of the Company repurchasing 13,266,573 shares of common stock for $1,202.1 million through September 30, 2004. Trade receivables and inventories increased due to increased sales, acquisitions, and translation. Accounts payable and accrued expenses increased primarily due to acquisitions. Income taxes payable increased in 2004 primarily due to higher tax provision as a result of increased earnings and tax refunds received related to prior years.

Debt

Total debt at September 30, 2004 and December 31, 2003 was as follows:

(Dollars in thousands)
	September 30, 2004	December 31, 2003

Short-term debt	$97,067	$56,094
Long-term debt	924,004	920,360

Total debt	$1,021,071	$976,454

Total debt to capitalization	11.9%	11.0%

In 2003, the Company entered into a $400.0 million Line of Credit Agreement with a termination date of June 18, 2004. This line of credit was replaced on June 18, 2004 by a $400.0 million Line of Credit Agreement with a termination date of June 17, 2005.

Stockholders’ Equity

The changes to stockholders’ equity during 2004 were as follows:

(In thousands)

Total stockholders' equity, December 31, 2003	$7,874,286
Income from continuing operations	980,426
Income from discontinued operations	171
Cash dividends declared	(230,634)
Exercise of stock options	69,029
Amortization of restricted stock	24,475
Share repurchase	(1,202,124)
Currency translation adjustments	25,808
Other	1,870

Total stockholders' equity, September 30, 2004	$7,543,307

On April 19, 2004 the Company’s Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31 million shares. Through September 30 2004, the Company has repurchased 13,266,573 shares of its common stock for $1,202.1 million at an average price of $90.61 per share.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the adequacy of internally generated funds, the meeting of dividend payment objectives, the repurchase of the Company’s common stock and the Company’s portion for future benefit payments related to pension and postretirement benefits. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated, including, without limitation, the risks described herein. Important factors that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product line, (5) an unfavorable environment for making acquisitions or dispositions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2004. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2004 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 – Legal Proceedings

Wilsonart International, Inc. a wholly owned subsidiary of ITW (“Wilsonart”), is a defendant in a consolidated class action lawsuit filed in June 2000 in federal district court in White Plains, New York on behalf of purchasers of high-pressure laminates. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high-pressure laminates between January 1, 1994 and June 30, 2000, and seeks injunctive relief as well as treble damages and other costs associated with the litigation. Indirect purchasers of high-pressure laminates filed similar purported class action cases under various state antitrust and consumer protection statutes in Arizona, California, the District of Columbia, Florida, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin. All of the state cases have been stayed, and certain plaintiffs have opted not to participate in the class litigation. These lawsuits were brought following the commencement of a federal grand jury investigation of price-fixing in the high-pressure laminate industry, which investigation was subsequently closed by the Department of Justice with no further proceedings and with all documents returned to the parties involved. The Company believes that these plaintiffs’ antitrust claims are without merit.

On April 30, 2004, Wilsonart presented and argued its motion for summary judgment in the consolidated class action lawsuit. That motion was denied on September 7, 2004. No trial date has been set and discovery is continuing. On April 29, 2004, International Paper Company, one of the defendants in the consolidated class action case, received preliminary approval of a settlement agreement with the plaintiffs. That settlement agreement, dated as of April 23, 2004 received final court approval on July 14, 2004 and, provides, among other things, for the payment to the class members in the consolidated class actions of $31,000,000. In addition, on July 14, 2004 the plaintiffs sought preliminary approval of a settlement with Panolam International, Inc., another defendant in the case, for $9,500,000, which settlement was approved at a hearing on September 30, 2004. As a result of the International Paper and Panolam settlements and the discharge of Formica Corporation through bankruptcy, Wilsonart is the sole remaining defendant in the consolidated class action lawsuit. While no assurances can be given regarding the ultimate outcome or the timing of the resolution of these claims, the Company intends to continue to defend itself vigorously in this action and all related actions that are now pending or that may be brought in the future. The Company is currently unable to determine a range of its possible exposure for this litigation.

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2004, the Company’s Board of Directors authorized a repurchase of up to 31,000,000 shares of common stock.

Share repurchase activity for the third quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that may yet be Purchased Under Program

July 2004	5,376,973	$90.33	5,376,973	22,811,327
August 2004	3,966,600	89.69	3,966,600	18,844,727
September 2004	1,111,300	91.37	1,111,300	17,733,427

Total	10,454,873	90.20	10,454,873

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
3(b)	By-laws of Illinois Tool Works Inc., as amended
31	Rule 13a-14(a) Certification
32	Section 1350 Certification

SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2004	/s/ Jon C. Kinney
Jon C. Kinney
Senior Vice President and Chief Financial Officer