Form 10-K
period 2004-12-31
ILLINOIS TOOL WORKS INC
filed 2005-03-04
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4797
ILLINOIS TOOL WORKS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-1258310 (I.R.S. Employer Identification No.)

3600 W. Lake Avenue, Glenview, Illinois (Address of Principal Executive Offices)	60026-1215 (Zip Code)
Registrant’s telephone number, including area code: (847) 724-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange Chicago Stock Exchange
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
Yes  X           No
          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $23,800,000,000, based on the New York Stock Exchange closing sales price as of June 30, 2004.
          Shares of Common Stock outstanding at January 31, 2005 — 292,257,801.
Documents Incorporated by Reference

2004 Annual Report to Stockholders	Parts I, II, IV
2005 Proxy Statement for Annual Meeting of Stockholders to be held on May 6, 2005	Part III

PART I

ITEM 1.	Business
General
      Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a worldwide manufacturer of highly engineered products and specialty systems. The Company has approximately 650 operations in 45 countries that are aggregated and organized for internal reporting purposes into the following five segments:
      Engineered Products — North America: Businesses in this segment are located in North America and manufacture a variety of short lead-time plastic and metal components and fasteners, as well as specialty products for a diverse customer base. These commercially oriented, value-added products become part of the customers’ products and typically are manufactured and delivered in a time period less than 30 days.
      In the plastic and metal components and fasteners category, products include:

•	metal fasteners, fastening tools, and metal plate connecting components for the commercial and residential construction industries;

•	laminate products for the commercial and residential construction industries and furniture markets;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance, furniture and electronics applications; and

•	plastic fasteners for automotive, appliance and electronics applications.
      In the specialty products category, products include:

•	reclosable packaging for consumer food applications;

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;

•	hand wipes for industrial purposes;

•	chemical fluids which clean or add lubrication to machines;

•	adhesives for industrial, construction and consumer purposes;

•	epoxy and resin-based coating products for industrial applications;

•	components for industrial machines; and

•	manual and power operated chucking equipment for industrial applications.
      Engineered Products — International: Businesses in this segment are located outside North America and manufacture a variety of short lead-time plastic and metal components and fasteners, as well as specialty products for a diverse customer base. These commercially oriented, value-added products become part of the customers’ products and typically are manufactured and delivered in a time period less than 30 days.
      In the plastic and metal components and fastener category, products include:

•	metal fasteners, fastening tools, and metal plate connecting components tools for the commercial and residential construction industries;

•	laminate products for the commercial and residential construction industries and furniture markets;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance and electronics applications; and

•	plastic fasteners for automotive, appliance and electronics applications.
      In the specialty products category, products include:

•	electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications; and

•	manual and power operated chucking equipment for industrial applications.
      Specialty Systems — North America: Businesses in this segment are located in North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented value-added products become part of the customers’ processes and typically are manufactured and delivered in a time period more than 30 days.
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
      Specialty Systems — International: Businesses in this segment are located outside North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented, value-added products become part of the customers’ processes and typically are manufactured and delivered in a time period more than 30 days.
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
      Leasing and Investments: Businesses in this segment make investments in mortgage entities, leases of telecommunications, aircraft, air traffic control and other equipment, properties, affordable housing and a venture capital fund. As a result of the Company’s strong cash flow, the Company has historically had excess funds to make opportunistic investments that meet the Company’s desired returns. The Company may be contractually required to make future cash payments related to affordable housing capital contributions, venture fund capital contributions or the dividends or redemption of preferred stock of subsidiaries. See page 47 in the Company’s 2004 Annual Report to Stockholders for further information regarding these cash contractual obligations as of December 31, 2004. The Company’s significant investments are described below:

1)	Mortgage investments — In 1995, 1996 and 1997, the Company invested a total of $300 million in three separate mortgage entities. In these essentially similar transactions, the mortgage entities entered into various agreements with a AAA-rated third party related to commercial mortgage loans and real estate whereby the Company paid cash of $240 million ($80 million for each transaction), issued preferred stock of subsidiaries of $60 million ($20 million for each transaction) and the mortgage entities issued nonrecourse notes payable of $740 million. These agreements, each covering a ten-year period, are summarized as follows:

•	The third party transferred to the mortgage entities legal title in pools of sub-performing commercial mortgage loans and real estate (collectively, the “mortgage assets”). To balance the economics of the transactions, a Treasury security was added to the pool of mortgage-related assets in the second transaction and an annuity contract was added to the pool of mortgage assets in the third transaction.

•	The mortgage entities entered into swap agreements with the third party whereby:

•	The third party (the “swap counter party”) makes the contractual principal and interest payments on the mortgage entities’ nonrecourse notes payable.

•	The swap counter party receives all of the annual operating cash flows from the pools of mortgage assets except for $26 million per year ($9 million for the first two transactions and $8 million for the third transaction), which is paid to the Company.

•	By the tenth year of each transaction, the swap counter party (who is also the asset servicer) is required to sell all of the mortgage assets. The Company receives the first $127.2 million of the disposition proceeds, which is equal to the redemption value (liquidation value plus accrued dividends) of the $60 million preferred stock of subsidiaries. The swap counter party receives the next $317.6 million of the disposition proceeds, which will be used to pay the principal and interest on the nonrecourse notes payable due in year 10.

•	The mortgage entities entered into Servicing, Administration and Management agreements (the “servicing agreements”) with the swap counter party whereby the swap counter party will perform all aspects of the servicing, management and marketing of the pools of mortgage assets. In addition, under the terms of the servicing agreements, the swap counter party will collect all cash flows from the assets and make the required swap payments to the mortgage entities, the Company and the holder of the nonrecourse notes payable. In exchange for these services, the swap counter party is paid an annual servicing fee equal to a percentage of the mortgage assets managed and a disposition fee equal to a portion of the disposition proceeds from the sale of the mortgage assets at the end of ten years.

•	To significantly reduce the risk that the Company will not receive its annual cash flow of $26 million per year, the swap counter party transferred to the Company legal title to certain membership interests in three limited liability corporations, which own separate pools of performing mortgage loans and real estate. In the event that the mortgage entities’ pools of mortgage assets do not generate cash flows of at least $26 million per year, the mortgage entities have a right to receive the shortfall from the cash flow generated by the pools of assets owned by the limited liability corporations. This collateral right is the Company’s only interest in the limited liability corporations.

•	In 2000, the servicing agreements were amended such that the disposition proceeds from the sales of the original mortgage assets were allowed to be reinvested in replacement mortgage assets. As part of the amendment, the swap counter party guaranteed that the disposition proceeds of the replacement mortgage assets would be no less than the disposition proceeds from the sales of the original mortgage assets.

See the Leasing and Investments section of the Management’s Discussion and Analysis in the Company’s 2004 Annual Report to Stockholders for further discussion of the estimated future cash flows and risks related to these mortgage investments.

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

Prior to the adoption of FIN 46 for the mortgage investments as of July 1, 2003, each asset and liability of the mortgage entities was recorded based on the appropriate accounting method for each component. See the Investments note in the Company’s 2004 Annual Report to Stockholders for a detailed explanation of the accounting methods used prior to the adoption of FIN 46 for the various assets in these transactions.

2)	Leases of equipment — The Company has entered into numerous leases of equipment used in the telecommunications and transportation industries. These leases are accounted for as leveraged, operating or sales-type leases. See the Investments note in the Company’s 2004 Annual Report to Stockholders for further discussion of these leases.

3)	Affordable housing limited partnerships — The Company has entered into several affordable housing limited partnerships primarily to receive tax benefits in the form of tax credits and tax deductions from operating losses. See the Investments note in the Company’s 2004 Annual Report to Stockholders for further discussion of these investments.
80/20 Business Process
      A key element of the Company’s business strategy is its continuous 80/20 business process. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 business process to simplify and focus on the key parts of their business, and as a result, reduce complexity that often disguises what is truly important. Each of the Company’s 650 operations utilizes the 80/20 process in all aspects of its business. Common applications of the 80/20 business process include:

•	Simplifying manufactured product lines by reducing the number of products offered by combining the features of similar products, outsourcing products or, as a last resort, eliminating products.

•	Simplifying the customer base by focusing on the 80/20 customers and finding different ways to serve the 20/80 customers.

•	Simplifying the supplier base by partnering with key 80/20 suppliers and reducing the number of 20/80 suppliers.

•	Designing business processes and systems around the key 80/20 activities.
      The result of the application of this 80/20 business process is that the Company improves its operating and financial performance. These 80/20 efforts often result in restructuring projects that reduce costs and improve margins. Corporate management works closely with those business units that have operating results below expectations to help the unit apply this 80/20 business process and improve their results.
Premark Merger
      In 1999, a wholly owned subsidiary of ITW merged with Premark International, Inc. (“Premark”), a manufacturer of commercial food equipment and laminate products. Shareholders of Premark received .8081 shares of ITW common stock in exchange for each share of Premark common stock outstanding. A total of 49,781,665 of ITW common stock shares were issued to the former Premark shareholders in connection with the merger. The merger was accounted for under the pooling-of-interests accounting method. Accordingly, ITW’s historical financial statements for periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Premark as though the companies had been combined during such periods.
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

	Pretax	Tax	After-Tax
In thousands	Gain (Loss)	Provision (Benefit)	Gain (Loss)

Realized gains on 2002 sales of Precor and West Bend	$146,240	$51,604	$94,636
Estimated loss on 2003 sale of Florida Tile recorded in 2002	(123,874)	(31,636)	(92,238)

Estimated net gain on disposal of the segment deferred at December 31, 2002	22,366	19,968	2,398
Gain adjustments related to 2002 sales of Precor and West Bend recorded in 2003	(752)	(256)	(496)
Additional loss on sale of Florida Tile recorded in 2003	(28,784)	(10,348)	(18,436)

Net loss on disposal of segment as of December 31, 2003	(7,170)	9,364	(16,534)
Adjustments to Florida Tile loss on sale recorded in 2004	263	1,174	(911)

Net loss on disposal of segment as of December 31, 2004	$(6,907)	$10,538	$(17,445)

      During the five-year period ending December 31, 2003, the Company acquired and disposed of numerous other operations which did not materially impact consolidated results.
Current Year Developments
      Refer to pages 31 through 49, Management’s Discussion and Analysis, in the Company’s 2004 Annual Report to Stockholders.
Financial Information about Segments and Markets
      Segment and geographic data and operating results of the segments are included on pages 32 through 42 and 74 through 76 of the Company’s 2004 Annual Report to Stockholders.

      The principal end markets served by the Company’s four continuing manufacturing segments are as follows:

	% of 2004 Operating Revenues by
	Manufacturing Segment

	Engineered		Specialty
	Products-	Engineered	Systems-	Specialty
	North	Products-	North	Systems-
End Markets Served	America	International	America	International

Construction	47%	37%	13%	6%
Automotive	29	30	4	3
General Industrial	9	15	23	29
Food Retail and Service	—	—	25	21
Consumer Durables	4	7	3	2
Electronics	2	4	1	2
Food and Beverage	3	1	8	13
Industrial Capital Goods	2	1	4	6
Paper Products	—	—	3	4
Other	4	5	16	14

	100%	100%	100%	100%

      The Company’s manufacturing businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.
Backlog
      Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by manufacturing segment as of December 31, 2004 and 2003 is summarized as follows:

	Backlog in Thousands of Dollars

	Engineered		Specialty
	Products-	Engineered	Systems-	Specialty
	North	Products-	North	Systems-
	America	International	America	International	Total

2004	$258,000	$249,000	$245,000	$172,000	$924,000
2003	$236,000	$199,000	$205,000	$143,000	$783,000
      Backlog orders scheduled for shipment beyond calendar year 2005 were not material in any manufacturing segment as of December 31, 2004.
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
Research and Development
      The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 55 of the Company’s 2004 Annual Report to Stockholders.
      The Company owns approximately 2,900 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 1,100 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.
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
Trademarks
      Many of the Company’s products are sold under various owned or licensed trademarks, which are important to the Company. Among the most significant are: ITW, Acme, Angleboard, Apex, Bernard, Binks, Buildex, Chemtronics, Corex, Deltar, Devcon, DeVilbiss, Dymon, Dynatec, Elga, Evercoat, Fastex, Foster, Gema, Hi-Cone, Hobart, Intellibuild, Keps, Krafft, LPS, Magna, Magnaflux, Miller, Mima, Minigrip, Nexus, Orgapack, Paktron, Paslode, Permatex, Pryda, Ramset, Ransburg, Red Head, Resopal, Rocol, Shakeproof, Signode, Simco, Spit, Stero, Strapex, Teks, Tempil, Tenax, Texwipe, Traulsen, Truswal Systems, Tri-Mark, Unipac, Valeron, Vulcan, Wilsonart, Wynn and Zip-Pak.
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
Employees
      The Company employed approximately 49,000 persons as of December 31, 2004 and considers its employee relations to be excellent.

International
      The Company’s international operations include subsidiaries, joint ventures and licensees in 44 countries on six continents. These operations serve such end markets as construction, automotive, food retail and service, general industrial, food and beverage, and others on a worldwide basis. The Company’s international operations contributed approximately 44% of operating revenues in 2004 and 41% in 2003.
      Refer to pages 31 through 49 and 74 through 76 in the Company’s 2004 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.
Forward-looking Statements
      This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding availability of raw materials and energy, the cost of compliance with environmental regulations, the Company’s 2005 forecasts and assumptions, the adequacy of internally generated funds, the recoverability of the Company’s investment in mortgage entities, future cash flows and income from the Company’s mortgage investments, recoverability of the Company’s investment in equipment leases, the meeting of dividend payout objectives, the impact of the adoption of SFAS 123R on stock-based compensation, the impact of the repeal of the ETI benefit on the Company’s future U.S. tax payments, the amount of U.S. pre-tax manufacturing income that would qualify as eligible income, payments under guarantees, the Company’s portion of future benefit payments related to pension and other postretirement benefits and the availability of additional financing. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community and Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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

Executive Officers
      Executive Officers of the Company as of February 28, 2005:

Name	Office	Age

Robert T. Callahan	Senior Vice President, Human Resources	63
Jack R. Campbell	Executive Vice President	52
W. James Farrell	Chairman and Chief Executive Officer	62
Russell M. Flaum	Executive Vice President	54
David T. Flood	Executive Vice President	53
Philip M. Gresh, Jr	Executive Vice President	56
Thomas J. Hansen	Executive Vice President	56
Craig A. Hindman	Executive Vice President	50
Stewart S. Hudnut	Senior Vice President, General Counsel and Secretary	65
Jon C. Kinney	Senior Vice President and Chief Financial Officer	62
Frank S. Ptak	Vice Chairman	61
E. Scott Santi	Executive Vice President	43
David B. Speer	President	53
Allan C. Sutherland	Senior Vice President, Leasing and Investments	41
Hugh J. Zentmyer	Executive Vice President	58
      The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Messrs. Callahan, Campbell, Flood, Gresh, Hindman, and Santi, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Mr. Callahan was elected Senior Vice President in 2002. He joined the Company in 1976 and has served the Company in various human resource capacities over the last 28 years. Mr. Campbell was elected Executive Vice President in 2004. He joined the Company in 1981 and served as president of various packaging and printing businesses since 1986. Mr. Flood was elected Executive Vice President in 2000. He joined the Company in 1993 and has held various management positions within the polymers, fluids and machined components businesses and previously worked for the Company from 1976 to 1991. Mr. Gresh was elected Executive Vice President in 2000. He joined the Company in 1989 and has held various sales, marketing and general management positions with the consumer packaging businesses. Mr. Hindman was elected Executive Vice President in 2004. He joined the Company in 1976 and has held various sales, marketing and general management positions with the construction products businesses. Mr. Santi was elected Executive Vice President in 2004. He joined the Company in 1983 and has held various sales, marketing and general management positions with the construction products, machined components, and welding businesses during his 22 years with the Company.
Internet Information
      Copies of the following information are available free of charge through the Company’s website (www.itw.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission and are available in print to any shareholder who requests it:

•	The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K;

•	Statement of Principles of Conduct;

•	Code of Ethics for CEO and key financial and accounting personnel;

•	Charters of the Audit, Corporate Governance and Nominating and Compensation Committees of the Board of Directors;

•	Corporate Governance Guidelines; and

•	Board amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
ITEM 2. Properties
      As of December 31, 2004, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number	Floor Space
	of
	Properties	Owned	Leased	Total

		(In millions of square feet)
Engineered Products — North America	141	8.5	2.9	11.4
Engineered Products — International	123	5.4	2.2	7.6
Specialty Systems — North America	141	8.7	3.0	11.7
Specialty Systems — International	116	6.7	1.9	8.6
Leasing and Investments	20	0.6	0.4	1.0
Corporate	12	1.5	—	1.5

	553	31.4	10.4	41.8

      The principal plants outside of the U.S. are in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, France, Germany, Ireland, Italy, the Netherlands, Spain, Switzerland and the United Kingdom.
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
      In 2003, the Company received notification from Region V of the United States Environmental Protection Agency of a number of alleged violations of the Resource Conservation and Recovery Act at one of its manufacturing facilities in Michigan. The alleged violations were based on an inspection that took place in 2002. The notification indicated an intention to seek civil penalties of $326,000 through an administrative proceeding. The Company believed that penalties in that amount were unjustified. Through negotiation with USEPA, the Company recently concluded a settlement of this matter for $52,726 without admitting to any of the alleged violations.
      Wilsonart International, Inc. (“Wilsonart”), a wholly owned subsidiary of ITW, is a defendant in a consolidated class action lawsuit filed in June 2000 in federal district court in White Plains, New York on behalf of purchasers of high-pressure laminate. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high-pressure laminate between 1994 and 2000 and seeks injunctive relief and treble damages. Indirect purchasers of high-pressure laminate filed similar purported class action cases under various state antitrust and consumer protection statutes in 13 states and the District of Columbia, all of which cases have been stayed pending the outcome of the consolidated class action. These lawsuits were brought following the commencement of a federal grand jury investigation into price-fixing in the high-pressure laminate industry, which investigation was subsequently closed by the Department of Justice with no further proceedings and with all documents being returned to the parties. Plaintiffs are seeking damages in the range of $439,000,000 to $475,000,000 before trebling. Without admitting liability, two of Wilsonart’s co-defendants, International Paper Company and Panolam International, Inc., have settled the federal consolidated class action case for $31,000,000 and $9,500,000, respectively. The plaintiffs’ claims against Formica Corporation, the remaining co-defendant in the case, were dismissed with prejudice as a result of its bankruptcy proceedings on September 27, 2004. As a result, Wilsonart is the sole remaining defendant in the consolidated class action lawsuit. While no assurances can be given regarding the ultimate outcome or the timing of the resolution of these claims, the Company believes that the plaintiffs’ claims are without merit and intends to continue to defend itself vigorously in this action and all related actions that are now pending or that may be brought in the future.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Market information, holders of record and dividend data is incorporated by reference to page 77 of the Company’s 2004 Annual Report to Stockholders.
      On April 19, 2004, the Company’s Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31,000,000 shares of common stock.
      Share repurchase activity for the fourth quarter was as follows:

			Total Number of
			Shares Purchased as	Maximum Number that
	Total Number of	Average Price Paid	part of Publicly	may yet be Purchased
Period	Shares Purchased	Per Share	Announced Program	Under Program

October 2004	2,151,200	$91.89	2,151,200	15,582,227
November 2004	2,351,600	94.08	2,351,600	13,230,627
December 2004	1,146,100	94.90	1,146,100	12,084,527

Total	5,648,900	93.41	5,648,900

ITEM 6.	Selected Financial Data

In thousands (except per share
amounts)	2004	2003	2002	2001	2000

Operating revenues	$11,731,425	10,035,623	9,467,740	9,292,791	9,511,647
Income from continuing operations	$1,339,605	1,040,214	931,810	802,449	969,451
Income from continuing operations per common share:
Basic	$4.43	3.39	3.04	2.64	3.21
Diluted	$4.39	3.37	3.02	2.62	3.18
Total assets at year-end	$11,351,934	11,193,321	10,623,101	9,822,349	9,514,847
Long-term debt at year-end	$921,098	920,360	1,460,381	1,267,141	1,549,038
Cash dividends declared per common share	$1.04	.94	.90	.84	.76
      On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) relative to its investments in the mortgage entities. Refer to pages 61 and 62 of the Company’s 2004 Annual Report Stockholders for discussion of the adoption of FIN 46. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Refer to pages 64 and 65 of the Company’s 2004 Annual Report to Stockholders for discussion of the effect of the change in accounting principle.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This information is incorporated by reference to pages 31 through 49 of the Company’s 2004 Annual Report to Stockholders.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
      This information is incorporated by reference to page 48 of the Company’s 2004 Annual Report to Stockholders.

ITEM 8.	Financial Statements and Supplementary Data
      The financial statements and report thereon of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 1, 2005, as found on pages 51 through 76 and the supplementary data as found on page 77 of the Company’s 2004 Annual Report to Stockholders, are incorporated by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

ITEM 9A.	Controls and Procedures
Controls and Procedures
      The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-K and other Exchange Act filings.
Management’s Report on Internal Control over Financial Reporting
      The Management Report on Internal Control Over Financial Reporting, as found on page 50 of the Company’s 2004 Annual Report to Stockholders, is incorporated by reference.
      The Company’s Report of Independent Registered Public Accounting Firm, as found on page 51 of the Company’s 2004 Annual Report to Stockholders, is incorporated by reference.
      In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2004 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
      Not applicable.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

      Information regarding the Audit Committee and its Financial Experts is incorporated by reference to the information under the captions “Board of Directors and Its Committees” and “Report of the Audit Committee” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.
      Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K on page 10.
      Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.
      Information regarding the Company’s code of ethics that applies to the Company’s Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference to the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation
      This information is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      This information is incorporated by reference to the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions
      This information is incorporated by reference to the information under the caption “Ownership of ITW Stock” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
      This information is incorporated by reference to the information under the caption “Ratification of the Appointment of Independent Public Accountants” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements
      The financial statements and report thereon of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 1, 2005 as found on pages 51 through 76 and the supplementary data as found on page 77 of the Company’s 2004 Annual Report to Stockholders, are incorporated by reference.
            (2) Financial Statement Schedules
      Not applicable.

            (3) Exhibits
                    (i)     See the Exhibit Index on pages 17 and 18 of this Form 10-K.
                    (ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2004, with the exception of the agreements related to the 5 3/4% and 6 7/8% Notes, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of March 2005.

ILLINOIS TOOL WORKS INC.

By	/s/ W. JAMES FARRELL

W. James Farrell
Chairman and Chief
Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 4th day of March 2005.

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

EXHIBIT INDEX
ANNUAL REPORT on FORM 10-K
2004

Exhibit
Number			Description

3	(a)	—	Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
3	(b)	—	By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (Commission File No. 1-4797) and incorporated herein by reference.
4	(a)	—	Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.
4	(b)	—	First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.
4	(c)	—	Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
4	(d)	—	Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Premark International, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996) and incorporated herein by reference.
10	(a)*	—	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, January 2, 2004, and December 10, 2004.
10	(b)*	—	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(c)*	—	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(d)*	—	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(e)*	—	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(f)*	—	ITW Nonqualified Pension Benefits Plan, effective January 1, 2002, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4797) and incorporated herein by reference.
10	(g)	—	Illinois Tool Works Inc. Non-Employee Directors’ Restricted Stock Program, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number			Description

10	(h)	—	Illinois Tool Works Inc. Outside Directors’ Deferred Fee Plan dated December 12, 1980, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
10	(i)	—	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(j)*	—	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, as amended effective July 1, 2000 and December 10, 2004.
10	(k)	—	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
10	(l)	—	Illinois Tool Works Inc. Non-Officer Directors’ Fee Conversion Plan adopted February 19, 1999, as amended December 15, 2000, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-4797) and incorporated herein by reference.
10	(m)	—	Executive Noncompetition Agreement dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10	(n)*	—	Form of restricted stock agreement (unvested restricted stock forfeited at termination of employment) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(o)*	—	Form of restricted stock agreement (unvested restricted stock fully vested at retirement, death or disability) filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(p)*	—	Stock option terms filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
13		—	The Company’s 2004 Annual Report to Stockholders, pages 31-77.
21		—	Subsidiaries and Affiliates of the Company.
23		—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24		—	Powers of Attorney.
31		—	Rule 13a-14(a) Certification.
32		—	Section 1350 Certification.
99	(a)	—	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.