Form 10-K/A
period 2004-12-31
ILLINOIS TOOL WORKS INC
filed 2005-03-11
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE
      This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 is being filed to correct a typographical error in the Report of Independent Registered Public Accounting Firm, which is included as part of Exhibit 13 in Part IV, Item 15 and incorporated by reference into Part II, Item 8 and Item 9A of this report.
PART II

ITEM 8.	Financial Statements and Supplementary Data
      The financial statements and report thereon of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 1, 2005, as found on pages 51 through 76 and the supplementary data as found on page 77 of the Company’s 2004 Annual Report to Stockholders, are incorporated by reference.

ITEM 9A.	Controls and Procedures
Controls and Procedures
      The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-K/A and other Exchange Act filings.
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
            (2) Financial Statement Schedules
      Not applicable.

            (3) Exhibits
                    (i)     See the Exhibit Index on pages 4 and 5 of this Form 10-K/A.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2005.

ILLINOIS TOOL WORKS INC.

By	/s/ JON C. KINNEY

Jon C. Kinney, Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX
ANNUAL REPORT on FORM 10-K/A
2004

Exhibit
Number			Description

3	(a)	—	Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
3	(b)	—	By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (Commission File No. 1-4797) and incorporated herein by reference.
4	(a)	—	Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.
4	(b)	—	First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.
4	(c)	—	Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
4	(d)	—	Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Premark International, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996) and incorporated herein by reference.
10	(a)*†	—	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, January 2, 2004, and December 10, 2004.
10	(b)*	—	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(c)*	—	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(d)*	—	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(e)*	—	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(f)*	—	ITW Nonqualified Pension Benefits Plan, effective January 1, 2002, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4797) and incorporated herein by reference.
10	(g)	—	Illinois Tool Works Inc. Non-Employee Directors’ Restricted Stock Program, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number			Description

10	(h)	—	Illinois Tool Works Inc. Outside Directors’ Deferred Fee Plan dated December 12, 1980, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
10	(i)	—	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(j)*†	—	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, as amended effective July 1, 2000 and December 10, 2004.
10	(k)	—	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
10	(l)	—	Illinois Tool Works Inc. Non-Officer Directors’ Fee Conversion Plan adopted February 19, 1999, as amended December 15, 2000, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-4797) and incorporated herein by reference.
10	(m)	—	Executive Noncompetition Agreement dated November 11, 1999, by and between James M. Ringler and Illinois Tool Works Inc. filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 11, 1999 (Commission File No. 1-4797) and incorporated herein by reference.
10	(n)*	—	Form of restricted stock agreement (unvested restricted stock forfeited at termination of employment) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(o)*	—	Form of restricted stock agreement (unvested restricted stock fully vested at retirement, death or disability) filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(p)*	—	Stock option terms filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
13		—	The Company’s 2004 Annual Report to Stockholders, pages 31-77.
21	†	—	Subsidiaries and Affiliates of the Company.
23		—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24	†	—	Powers of Attorney.
31		—	Rule 13a-14(a) Certification.
32		—	Section 1350 Certification.
99	(a)	—	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

†	Previously filed.