Form 10-Q
period 2005-03-31
ILLINOIS TOOL WORKS INC
filed 2005-05-06
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

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
Yes X . No _____.

The number of shares of registrant’s common stock, $.01 par value, outstanding at March 31, 2005: 290,398,025.

Part I – Financial Information

Item 1 – Financial Statements

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
STATEMENT OF INCOME
(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended March 31
	2005	2004
Operating Revenues	$3,074,291	$2,710,349
Cost of revenues	2,022,337	1,750,343
Selling, administrative, and research and development expenses	548,075	483,341
Amortization and impairment of goodwill and other intangible assets	25,990	29,023

Operating Income	477,889	447,642
Interest expense	(18,727)	(15,882)
Other income	3,444	7,665

Income from Continuing Operations Before Income Taxes	462,606	439,425
Income Taxes	150,300	149,400

Income from Continuing Operations	312,306	290,025
Income from Discontinued Operations	--	171

Net Income	$312,306	$290,196

Income Per Share from Continuing Operations:
Basic	$1.07	$0.94
Diluted	$1.06	$0.93
Income Per Share from Discontinued Operations:
Basic	$--	$0.00
Diluted	$--	$0.00
Net Income Per Share:
Basic	$1.07	$0.94
Diluted	$1.06	$0.93
Cash Dividends:
Paid	$0.28	$0.24
Declared	$0.28	$0.24
Shares of Common Stock Outstanding During the Period:
Average	291,394	308,321
Average assuming dilution	293,600	310,409

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION
(UNAUDITED)

(In thousands)

	March 31, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and equivalents	$1,052,941	$667,390
Trade receivables	2,132,492	2,054,624
Inventories	1,361,403	1,281,156
Deferred income taxes	135,387	147,416
Prepaid expenses and other current assets	174,019	171,612

Total current assets	4,856,242	4,322,198

Plant and Equipment:
Land	162,679	160,649
Buildings and improvements	1,238,863	1,236,541
Machinery and equipment	3,280,054	3,272,144
Equipment leased to others	155,911	150,412
Construction in progress	109,772	117,366

	4,947,279	4,937,112
Accumulated depreciation	(3,072,058)	(3,060,237)

Net plant and equipment	1,875,221	1,876,875

Investments	981,028	912,483
Goodwill	2,848,698	2,753,053
Intangible Assets	487,528	440,002
Deferred Income Taxes	115,341	233,172
Other Assets	841,857	814,151

	$12,005,915	$11,351,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$785,985	$203,523
Accounts payable	600,272	603,811
Accrued expenses	890,264	959,380
Cash dividends payable	81,146	81,653
Income taxes payable	13,651	2,604

Total current liabilities	2,371,318	1,850,971

Noncurrent Liabilities:
Long-term debt	967,857	921,098
Other	958,047	952,255

Total noncurrent liabilities	1,925,904	1,873,353

Stockholders' Equity:
Common stock	3,116	3,114
Additional paid-in-capital	1,006,852	978,941
Income reinvested in the business	8,194,678	7,963,518
Common stock held in treasury	(1,921,110)	(1,731,378)
Accumulated other comprehensive income	425,157	413,415

Total stockholders' equity	7,708,693	7,627,610

	$12,005,915	$11,351,934

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS
(UNAUDITED)

(In thousands)

	Three Months Ended March 31
	2005	2004
Cash Provided by (Used for) Operating Activities:
Net income	$312,306	$290,196
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	--	(171)
Depreciation	72,636	70,989
Amortization and impairment of goodwill and other intangible assets	25,990	29,023
Change in deferred income taxes	88,295	(13,783)
Provision for uncollectible accounts	4,085	972
Loss on sale of plant and equipment	1,514	344
Income from investments	(20,715)	(37,245)
(Gain) loss on sale of operations and affiliates	216	(622)
Stock compensation expense	15,579	8,263
Other non-cash items, net	(1,561)	2,619
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(51,038)	(97,560)
Inventories	(57,517)	(28,181)
Prepaid expenses and other assets	(20,097)	(58,183)
Increase (decrease) in--
Accounts payable	(11,396)	13,487
Accrued expenses and other liabilities	(71,024)	(64,073)
Income taxes payable	15,677	203,566
Other, net	1	59

Net cash provided by operating activities	302,951	319,700

Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and
equivalents) and additional interest in affiliates	(188,354)	(183,694)
Additions to plant and equipment	(64,028)	(60,513)
Purchase of investments	(70,669)	(14,645)
Proceeds from investments	15,392	18,812
Proceeds from sales of plant and equipment	11,764	5,276
Net settlement from sales of operations and affiliates	(193)	3,543
Other, net	7,209	9,924

Net cash used for investing activities	(288,879)	(221,297)

Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(81,653)	(73,948)
Issuance of common stock	12,334	14,552
Purchase of treasury shares through repurchase program	(189,732)	--
Net proceeds (repayments) of short-term debt	578,182	(14,670)
Proceeds from long-term debt	53,762	8
Repayments of long-term debt	(1,192)	(2,041)

Net cash provided by (used for) financing activities	371,701	(76,099)

Effect of Exchange Rate Changes on Cash and Equivalents	(222)	22,271

Cash and Equivalents:
Increase during the period	385,551	44,575
Beginning of period	667,390	1,684,483

End of period	$1,052,941	$1,729,058

Cash Paid During the Period for Interest	$20,473	$17,478

Cash Paid (Refunded) During the Period for Income Taxes	$45,182	$(37,563)

Liabilities Assumed from Acquisitions	$62,860	$51,483

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1)     STOCK-BASED COMPENSATION:

Stock options and restricted stock have been issued to officers and other management employees under ITW’s 1996 Stock Incentive Plan. The stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. Restricted stock generally vests over a three-year period. The restricted shares vest only if the employee is actively employed by the Company on the vesting date, and unvested shares are forfeited upon retirement, death or disability, unless the Compensation Committee of the Board of Directors determines otherwise. The restricted shares carry full voting and dividend rights unless the shares are forfeited. To cover the exercise of vested options, the Company generally issues new shares from its authorized but unissued share pool. At March 31, 2005, 18,198,384 shares of ITW common stock were reserved for issuance under this plan. Option exercise prices are 100% of the common stock fair market value on the date of grant.

Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value. Starting in 2005, the Company will record compensation cost related to the amortization of the unamortized grant date fair value of stock awards unvested as of December 31, 2004 over the remaining service periods of those awards. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

Prior to 2005, the Company accounted for stock-based compensation in accordance with APB 25, using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options. The Company’s net income and net income per share would have been reduced if compensation cost related to stock options had been determined based on fair value at the grant dates. Pro forma net income as if the fair value based method had been applied to all awards is as follows:

(In thousands, except for per share amounts)

	Three Months Ended March 31
	2005	2004
Net income as reported	$312,306	$290,196
Add: Stock-based compensation programs recorded as expense, net of tax	11,325	6,081
Deduct: Total stock-based employee compensation expense, net of tax	(11,325)	(10,691)

Pro forma net income	$312,306	$285,586

Net income per share:
Basic - as reported	$1.07	$0.94
Basic - pro forma	$1.07	$0.93
Diluted - as reported	$1.06	$0.93
Diluted - pro forma	$1.06	$0.92

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

(In thousands)

	Three Months Ended March 31
	2005	2004
Restricted Stock:
Pretax compensation expense	$8,742	$8,263
Tax benefit	(2,234)	(2,182)

Restricted stock expense, net of tax	$6,508	$6,081

Stock Options:
Pretax compensation expense	$6,837	$--
Tax benefit	(2,020)	--

Stock option expense, net of tax	$4,817	$--

Total Share-Based Compensation:
Pretax compensation expense	$15,579	$8,263
Tax benefit	(4,254)	(2,182)

Total share-based compensation expense, net of tax	$11,325	$6,081

The following table summarizes the annual pretax impact of compensation cost related to equity awards granted through March 31, 2005:

(In thousands)

	Stock-Based Compensation Programs
For the years ended December 31	Restricted Stock	Stock Options	Total
2005	$33,297	$25,640	$58,937
2006	12,739	9,473	22,212
2007	--	6,469	6,469
2008	--	4,218	4,218

	$46,036	$45,800	$91,836

The following table summarizes information on unvested restricted stock and stock options outstanding as of March 31, 2005:

	Three Months Ended March 31, 2005
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock
Unvested at start of quarter	612,482	$76.35
Forfeited	(22,841)	75.83

Unvested at end of quarter	589,641	76.37

Unvested Options
Unvested at start of quarter	3,378,542	$21.98
Forfeited	(6,188)	21.61

Unvested at end of quarter	3,372,354	21.98

The estimated fair value of the options granted during 2004 was calculated using a binomial option pricing model. Previous grants were valued using the Black-Scholes option pricing model. The following summarizes the assumptions used in the 2004 binomial model:

Risk-free interest rate	2.61 - 4.26%
Expected stock volatility	15.5 - 25.4%
Weighted average volatility	24.6%
Dividend yield	1.15%
Expected years until exercise	2.6 - 6.3

Lattice-based option valuation models, such as the binomial option pricing model, incorporate ranges of assumptions for inputs. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise timing and employee termination rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The ranges given above result from separate groups of employees exhibiting different behavior.

The weighted-average grant-date fair value of options granted during 2004 was $21.99 per share. The aggregate intrinsic value of options exercised during the quarters ended March 31, 2005 and 2004 was $10,381,000 and $10,277,000, respectively. Aggregate intrinsic value of options outstanding and options exercisable for the quarter ended March 31, 2005 was $254,611,000 and $243,644,000, respectively. Exercise of options during the first quarter of 2005 and 2004 resulted in cash receipts of $12,334,000 and $14,552,000, respectively. For the quarter ended March 31, 2005, the weighted average remaining contractual term of options outstanding and options exercisable was 6.33 years and 5.13 years, respectively.

(2)     INVENTORIES:

Inventories at March 31, 2005 and December 31, 2004 were as follows:

(In thousands)

	March 31, 2005	December 31, 2004

Raw material	$411,162	$385,036
Work-in-process	138,583	118,052
Finished goods	811,658	778,068

	$1,361,403	$1,281,156

(3)     COMPREHENSIVE INCOME:

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments.

(In thousands)

	Three Months Ended March 31
	2005	2004
Net income	$312,306	$290,196
Foreign currency translation adjustments, net of tax	11,742	119,220

Total comprehensive income	$324,048	$409,416

(4)     GOODWILL AND INTANGIBLE ASSETS:

Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. In the first quarter of each year, the Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the fair value of the related reporting unit or intangible asset.

As of December 31, 2004, the Company had assigned its recorded goodwill and intangible assets to approximately 340 of its 650 reporting units. When performing its annual impairment assessment, the Company compares the fair value of each reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the unit’s goodwill and the carrying value of the goodwill.

Amortization and impairment of goodwill and other intangible assets for the periods ended March 31, 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended March 31
	2005	2004
Goodwill:
Impairment	$6,206	$11,492
Intangible Assets:
Amortization	14,735	7,311
Impairment	5,049	10,220

Total	$25,990	$29,023

In the first quarter of 2005, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $11,255,000. The first quarter 2005 goodwill impairment charges of $6,206,000 were primarily related to a Canadian stretch packaging equipment business and a U.S. welding components business, and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2005, intangible asset impairments of $5,049,000 were recorded to reduce to estimated fair value the carrying value of trademarks, patents and customer-related intangible assets related to a U.S. business that manufactures clean room mats in the Engineered Products – North America segment.

In the first quarter of 2004, the Company recorded goodwill impairment charges of $11,492,000, which were primarily related to a European automotive components business and a U.S. electrical components business and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2004, intangible asset impairments of $10,220,000 were recorded to reduce to estimated fair value the carrying value of trademarks and brands related primarily to several U.S. welding components businesses and a U.S. industrial packaging business in the Specialty Systems – North America segment and a U.S. business that manufactures clean room mats in the Engineered Products – North America segment.

(5)     RETIREMENT PLANS AND POSTRETIREMENT BENEFITS:

Pension and other postretirement benefit costs for the periods ended March 31, 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$21,448	$19,564	$3,236	$3,421
Interest cost	21,570	20,637	7,573	8,561
Expected return on plan assets	(31,268)	(29,502)	(1,438)	(866)
Amortization of actuarial loss	2,328	1,254	311	1,429
Amortization of prior service cost (income)	(569)	(576)	1,684	1,684
Amortization of net transition amount	(3)	(34)	--	--
Settlement/curtailment loss	--	58	--	--

Net periodic benefit cost	$13,506	$11,401	$11,366	$14,229

The Company expects to contribute $94,555,000 to its pension plans in 2005. As of March 31, 2005, contributions of $23,286,000 have been made.

(6)     SHORT-TERM DEBT:

In 2004, the Company entered into a $400,000,000 Line of Credit Agreement with a termination date of June 17, 2005. On March 7, 2005, the Company exercised a provision of the Line of Credit Agreement which provided for an increase in the aggregate commitment by $200,000,000 to a total of $600,000,000.

As of March 31, 2005, the Company had outstanding commercial paper of $717,732,000.

(7)     LONG-TERM DEBT:

On March 18, 2005, the Company issued $53,735,000 of 4.88% senior notes due December 31, 2020 at 100% of face value. The effective interest rate of the senior debt is 4.96%.

(8)     INCOME TAXES:

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted in the United States. One of the provisions of the AJCA was to allow a special one-time dividends-received deduction of 85% on the repatriation of certain foreign earnings to U.S. taxpayers, provided certain criteria regarding the sources and uses of the repatriated funds are met. In November 2004, the Tax Technical Corrections Act of 2004 (“Technical Corrections Act”) was introduced in the U.S. House of Representatives which would clarify certain computations related to the dividends-received deduction in the AJCA. The Technical Corrections Act is expected to be reintroduced in the U.S. House of Representatives in 2005. The Company has not finalized its 2005 repatriation plans related to the AJCA and the possible enactment of the Technical Corrections Act. The range of possible total repatriated amounts and the related tax effects are as follows:

(In thousands)

	Under AJCA as Currently Enacted	Under AJCA Assuming Amendment by Proposed Technical Corrections Act
		Minimum	Maximum
Estimated repatriation	$275,000	$750,000	$1,500,000
Estimated U.S. tax cost of repatriation	$25,000	$25,000	$62,000

In 2004, the Company recorded a deferred tax liability of $25,000,000 to reflect the estimated tax cost of the minimum foreign dividends expected to be repatriated under the AJCA in 2005. Deferred U.S. federal income taxes and foreign withholding taxes have not been provided on undistributed earnings of certain international subsidiaries of $2,300,000,000 as of December 31, 2004, as these earnings are considered permanently invested. Upon repatriation of these earnings to the United States in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

(9)     COMMITMENTS AND CONTINGENCIES:

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, tax, product liability (including toxic tort) and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company’s estimates of the outcomes of these matters and its experience in contesting, litigating and settling other similar matters. The Company believes resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, liquidity or future operations.

Among the toxic tort cases in which the Company is a defendant, the Company as well as its subsidiaries Hobart Brothers Company and Miller Electric Mfg. Co., have been named, along with numerous other defendants, in lawsuits alleging injury from exposure to welding rod fumes. The plaintiffs in these suits claim unspecified damages for injuries resulting from the plaintiffs’ alleged exposure to asbestos, manganese and/or toxic fumes in connection with the welding process. Based upon the Company’s experience in litigating these claims, the Company believes that the resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or future operations. The Company has not recorded any significant reserves related to these cases.

Wilsonart International, Inc., (“Wilsonart”) a wholly owned subsidiary of ITW, is a defendant in a consolidated class action lawsuit filed in 2000 in federal district court in White Plains, New York on behalf of purchasers of high-pressure laminate. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high-pressure laminate between 1994 and 2000 and seeks injunctive relief and treble damages. Indirect purchasers of high-pressure laminate filed similar purported class action cases under various state antitrust and consumer protection statutes in 13 states and the District of Columbia, all of which cases have been stayed pending the outcome of the consolidated class action. These lawsuits were brought following the commencement of a federal grand jury investigation into price-fixing in the high-pressure laminate industry, which investigation was subsequently closed by the Department of Justice with no further proceedings and with all documents being returned to the parties. Plaintiffs are seeking damages in the range of $439,000,000 to $475,000,000 before trebling. Without admitting liability, Wilsonart’s co-defendants, International Paper Company and Panolam International, Inc. have settled the federal consolidated class action case for $31,000,000 and $9,500,000, respectively. The plaintiffs’ claims against Formica Corporation, the remaining co-defendant in the case, were dismissed with prejudice as a result of its bankruptcy proceedings on September 27, 2004. As a result, Wilsonart is the sole remaining defendant in the consolidated class action lawsuit. While no assurances can be given regarding the ultimate outcome or the timing of the resolution of these claims, the Company believes that the plaintiffs’ claims are without merit and intends to continue to defend itself vigorously in this action and all related actions that are now pending or that may be brought in the future. The Company has not recorded any reserves related to this case.

(10)     SEGMENT INFORMATION:

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 — Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the first quarter of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Operating revenues	$3,074,291	$2,710,349
Operating income	477,889	447,642
Margin %	15.5%	16.5%

In the first quarter of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	6.1%	15.2%	1.4%
Changes in variable margins and overhead costs	--	(11.8)	(1.8)

Total	6.1	3.4	(0.4)

Restructuring costs	--	0.3	0.1
Impairment of goodwill and intangibles	--	2.3	0.3
Acquisitions and divestitures	6.2	2.2	(0.6)
Translation	2.3	2.1	--
Leasing and Investments	(0.6)	(3.5)	(0.4)
Intercompany	(0.6)	--	--

Total	13.4%	6.8%	(1.0)%

Although industrial production levels in North America slowed in the first quarter of 2005 from the levels of late 2004, the base business revenue increase in the first quarter of 2005 is primarily related to a 7% revenue increase in North America. The base revenue increase was a result of stronger end market demand and price increases implemented to offset raw material cost increases. Internationally, base business revenues increased 5% in the first quarter as industrial production in the major European economies slowed in the first quarter of 2005 over fourth quarter 2004 production levels.

Operating income for the first quarter of 2005 improved primarily due to leverage from the growth in base business revenue, lower impairment charges, income from acquired companies and favorable currency translation. These increases were partially offset by variable margin declines due to raw material cost increases and lower Leasing and Investments gains on the sales of mortgage properties in the first quarter of 2005. In addition, operating income in the first quarter of 2005 was negatively impacted by a $6.8 million charge to expense stock options and an $8.7 million charge to resolve accounting issues at a European food equipment business.

As a result of the Company’s annual impairment testing of its goodwill and intangible assets, impairment charges of $11.3 million were incurred in the first quarter of 2005. The impaired assets reflected diminished expectations of future cash flows and primarily related to a Canadian stretch packaging equipment business, a U.S. welding components business and a U.S. business that manufactures clean room mats.

ENGINEERED PRODUCTS — NORTH AMERICA

Businesses in this segment are located in North America and manufacture a variety of short lead-time plastic and metal components and fasteners, as well as specialty products for a diverse customer base. These commercially oriented, value-added products become part of the customers’ products and typically are manufactured and delivered in a time period of less than 30 days.

In the plastic and metal components and fasteners category, products include:
•	metal fasteners, fastening tools, and metal plate connecting components for the commercial and residential construction industries;
•	laminate products for the commercial and residential construction industries and furniture markets;
•	specialty laminate film used in the construction market;
•	metal fasteners for automotive, appliance and general industrial applications;
•	metal components for automotive, appliance and general industrial applications;
•	plastic components for automotive, appliance, furniture and electronics applications; and
•	plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:
•	reclosable packaging for consumer food applications;
•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
•	hand wipes and cleaners for industrial purposes;
•	chemical fluids which clean or add lubrication to machines and automobiles;
•	adhesives for industrial, construction and consumer purposes;
•	epoxy and resin-based coating products for industrial applications;
•	components for industrial machines;
•	manual and power operated chucking equipment for industrial applications; and
•	automotive maintenance and appearance products.

This segment primarily serves the construction, automotive and general industrial markets.

The results of operations for the Engineered Products – North America segment for the first quarter of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Operating revenues	$918,284	$812,793
Operating income	144,373	138,218
Margin %	15.7%	17.0%

In the first quarter of 2005, the changes in revenues, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	3.2%	7.9%	0.8%
Changes in variable margins and overhead costs	--	(9.5)	(1.6)

Total	3.2	(1.6)	(0.8)

Restructuring costs	--	(0.1)	--
Impairment of goodwill and intangibles	--	1.4	0.2
Acquisitions and divestitures	9.6	4.6	(0.7)
Translation	0.2	0.2	--

Total	13.0%	4.5%	(1.3)%

Revenues increased in the first quarter of 2005 primarily due to acquisitions and higher base business revenues. Construction base revenues increased 3% for the first quarter of 2005 primarily as a result of growth in the residential, remodeling/rehab and commercial construction markets. Automotive base revenues decreased only 1% in the first quarter despite a decline of 9% in automotive production at the large North American automotive manufacturers in the first quarter of 2005, as increased penetration offset lower production. Revenues from the other industrial-based businesses in this segment grew 7% for the first quarter as they benefited from increased demand in a broad array of end markets. The incremental acquisition revenue is primarily related to the acquisitions of a construction business in the second quarter of 2004, an automotive components business in the third quarter of 2004, one engineered polymers businesses in the fourth quarter of 2004 and one engineered polymers business in the first quarter of 2005.

Operating income increased in the first quarter of 2005 primarily due to increased acquisition income. This increase was partially offset by variable margin declines of 2.1% in the first quarter, primarily due to raw material cost increases and pricing issues in the automotive business units. In addition, base business income was higher due to lower goodwill and intangible asset impairment charges over the prior year. In the first quarter of 2005, an intangible asset impairment charge of $5.1 million was recorded related to the intangibles of a U.S. manufacturer of clean room mats.

ENGINEERED PRODUCTS — INTERNATIONAL

Businesses in this segment are located outside North America and manufacture a variety of short lead-time plastic and metal components and fasteners, as well as specialty products for a diverse customer base. These commercially oriented, value-added products become part of the customers’ products and typically are manufactured and delivered in a time period of less than 30 days.

In the plastic and metal components and fasteners category, products include:
•	metal fasteners, fastening tools, and metal plate connecting components for the commercial and residential construction industries;
•	laminate products for the commercial and residential construction industries and furniture markets;
•	specialty laminate film used in the construction market;
•	metal fasteners for automotive, appliance and general industrial applications;
•	metal components for automotive, appliance and general industrial applications;
•	plastic components for automotive, appliance, and electronics applications; and
•	plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:
•	electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;
•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines and automobiles;
•	epoxy and resin-based coating products for industrial applications; and
•	manual and power operated chucking equipment for industrial applications.

This segment primarily serves the construction, automotive and general industrial markets.

The results of operations for the Engineered Products – International segment for the first quarter of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Operating revenues	$645,694	$523,575
Operating income	84,211	64,419
Margin %	13.0%	12.3%

In the first quarter of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	3.0%	9.8%	0.8%
Changes in variable margins and overhead costs	--	(8.2)	(1.0)

Total	3.0	1.6	(0.2)

Restructuring costs	--	2.0	0.2
Impairment of goodwill and intangibles	--	13.1	1.6
Acquisitions and divestitures	15.0	7.3	(1.0)
Translation	5.3	6.7	0.1

Total	23.3%	30.7%	0.7%

Revenues increased in the first quarter of 2005 due to higher acquisition revenues, increased base business revenues and the favorable effect of currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. The acquisition revenue increase is primarily due to the acquisitions of an Australian construction business and a European polymers business in the first quarter of 2004, two European Fluid products businesses in the second quarter of 2004, and a European polymers business at the end of the fourth quarter of 2004. Base business construction revenues increased 8% in the first quarter due to a rise in commercial construction activity in Europe, as well as increased demand at the Wilsonart high pressure laminate businesses. In addition, automotive base revenues declined 3% in the first quarter, primarily due to product mix issues at some European automotive manufacturers. The other businesses in this segment serve a broad array of industrial and commercial end markets and revenues from these businesses increased 2% for the first quarter of 2005.

Operating income in the first quarter increased primarily due to increased income from acquisitions, the favorable effect of currency translation and lower restructuring expense. In addition, first quarter 2004 income was adversely affected by a goodwill impairment charge of $8.5 million incurred primarily related to diminished cash flow expectations of a European automotive components business.

SPECIALTY SYSTEMS — NORTH AMERICA

Businesses in this segment are located in North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented, value-added products become part of the customers’ process and typically are manufactured and delivered in a time period of more than 30 days.

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

This segment primarily serves the food institutional and retail, general industrial, construction, and food and beverage markets.

The results of operations for the Specialty Systems – North America segment for the first quarter of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Operating revenues	$1,005,921	$909,284
Operating income	176,614	150,646
Margin %	17.6%	16.6%

In the first quarter of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	9.8%	24.5%	2.2%
Changes in variable margins and overhead costs	--	(10.7)	(1.6)

Total	9.8	13.8	0.6

Restructuring costs	--	2.7	0.4
Impairment of goodwill and intangibles	--	(0.1)	--
Acquisitions and divestitures	0.4	0.4	--
Translation	0.4	0.5	--

Total	10.6%	17.3%	1.0%

Base business revenue growth in the first quarter of 2005 is primarily due to an increase in demand for machinery and consumables in most of the end markets that this segment serves. Welding base revenues increased 19% in the first quarter of 2005 and industrial packaging base revenues grew 3%. Food equipment base revenues increased 9% in the first quarter resulting from increased demand from restaurant and institutional customers as well as increased parts and service revenue. Base revenues in the other businesses in this segment increased 12% in the first quarter of 2005.

Operating income increased in the first quarter of 2005 primarily due to leverage from the base business revenue increases described above. Variable margins declined 1.4% in the first quarter of 2005, primarily due to raw material cost increases. Additionally, income was adversely impacted due to goodwill and intangible asset impairment charges of $6.1 million incurred in the first quarter of 2005. These charges primarily related to the diminished cash flow expectations at a Canadian stretch packaging equipment business and a U.S. welding components business.

SPECIALTY SYSTEMS — INTERNATIONAL

Businesses in this segment are located outside North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment for a diverse customer base. These commercially oriented, value-added products become part of the customers’ processes and typically are manufactured and delivered in a time period of more than 30 days.

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

This segment primarily serves the general industrial, food institutional and retail, and food and beverage markets.

The results of operations for the Specialty Systems – International segment for the first quarter of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Operating revenues	$592,762	$520,242
Operating income	53,934	59,602
Margin %	9.1%	11.5%

In the first quarter of 2005, the changes in revenues, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	6.8%	23.5%	1.8%
Changes in variable margins and overhead costs	--	(30.9)	(3.3)

Total	6.8	(7.4)	(1.5)

Restructuring costs	--	(6.4)	(0.7)
Impairment of goodwill and intangibles	--	0.4	0.1
Acquisitions and divestitures	1.8	(2.7)	(0.5)
Translation	5.4	6.5	0.2

Total	14.0%	(9.6)%	(2.4)%

Revenues increased in the first quarter of 2005 mainly due to base business revenue growth and favorable currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. Food equipment base revenues increased 7% and industrial packaging base revenues increased 9% in the first quarter of 2005. Other base business revenues, including the welding and finishing businesses, increased 3% in the first quarter of 2005.

Operating income decreased in the first quarter of 2005 primarily as a result of a one-time adjustment of $8.7 million to resolve accounting issues at a European food equipment business, higher restructuring expenses and a variable margin decrease of 1.5% due to raw material cost increases. In addition, acquisitions and divestitures reduced income. These decreases were partially offset by the positive effect of foreign currency translation.

LEASING AND INVESTMENTS

Businesses in this segment make investments in mortgage entities, leases of telecommunications, aircraft, air traffic control and other equipment, properties, affordable housing and a venture capital fund. As a result of the Company’s strong cash flow, the Company has historically had excess funds to make opportunistic investments that meet the Company’s desired returns. In connection with some of these investment transactions, the Company may be contractually required to make future cash payments related to affordable housing contributions, venture fund capital contributions or the redemption of preferred stock of subsidiaries. See the Company’s Annual Report to Stockholders for further information regarding these contractual obligations as of December 31, 2004.

The results of operations for the Leasing and Investments segment for the first quarter of 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended March 31
	2005	2004
Operating revenues	$22,576	$38,656
Operating income	18,757	34,757

Operating income (loss) by investment for the first quarter of 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended March 31
	2005	2004
Mortgage investments	$8,317	$27,082
Venture capital limited partnership	3,458	1,230
Leases of equipment	2,578	5,635
Property developments	1,857	723
Properties held for sale	(254)	(1,254)
Other	2,801	1,341

	$18,757	$34,757

In the first quarter of 2005, operating income decreased primarily due to lower gains on sales of mortgage investment properties. Two mortgage investment properties were sold for gains of $3.6 million in the first quarter of 2005 versus gains of $19.7 million on the sales of five properties in the first quarter of 2004.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended March 31
	2005	2004
Engineered Products - North America	$918,284	$812,793
Engineered Products - International	645,694	523,575
Specialty Systems - North America	1,005,921	909,284
Specialty Systems - International	592,762	520,242
Intersegment revenues	(110,946)	(94,201)

Total manufacturing operating revenues	3,051,715	2,671,693
Leasing and Investments	22,576	38,656

Total operating revenues	$3,074,291	$2,710,349

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company does not amortize goodwill and intangible assets that have indefinite lives. In the first quarter of each year, the Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the fair value of the related reporting unit or intangible asset.

As of December 31, 2004, the Company had assigned its recorded goodwill and intangible assets to approximately 340 of its 650 reporting units. When performing its annual impairment assessment, the Company compares the fair value of each reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the unit’s goodwill and the carrying value of the goodwill.

Amortization and impairment of goodwill and other intangible assets for the periods ended March 31, 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended March 31
	2005	2004
Goodwill:
Impairment	$6,206	$11,492
Intangible Assets:
Amortization	14,735	7,311
Impairment	5,049	10,220

Total	$25,990	$29,023

In the first quarter of 2005, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $11.3 million. The first quarter 2005 goodwill impairment charges of $6.2 million were primarily related to a Canadian stretch packaging equipment business and a U.S. welding components business and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2005, intangible asset impairments of $5.1 million were recorded to reduce to estimated fair value the carrying value of trademarks, patents and customer-related intangible assets related to a U.S. business that manufactures clean room mats in the Engineered Products – North America segment.

In the first quarter of 2004, the Company recorded goodwill impairment charges of $11.5 million, which were primarily related to a European automotive components business and a U.S. electrical components business and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2004, intangible asset impairments of $10.2 million were recorded to reduce to estimated fair value the carrying value of trademarks and brands related primarily to several U.S. welding components businesses and a U.S. industrial packaging business in the Specialty Systems – North America segment and a U.S. business that manufactures clean room mats in the Engineered Products – North America segment.

INTEREST EXPENSE

Interest expense increased to $18.7 million in the first three months of 2005 from $15.9 million in 2004 primarily due to interest expense related to the issuance of commercial paper in the fourth quarter of 2004 and the first quarter of 2005.

OTHER INCOME

Other income decreased to $3.4 million for the first three months of 2005 from $7.7 million in 2004, primarily due to lower interest income and higher losses on the sale of fixed assets in 2005 versus 2004, partially offset by gains in 2005 on the sale of investments. The decrease in interest income resulted mainly from interest related to a tax reimbursement in Germany in 2004 and lower cash balances in the U.S. in 2005.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $312.3 million ($1.06 per diluted share) in the first three months of 2005 was 7.7% higher than the 2004 income from continuing operations of $290.0 million ($0.93 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in the first three months of 2005 increased operating revenues for the first three months of 2005 by approximately $61.0 million and increased earnings by approximately 2 cents per diluted share.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. See the Stock-Based Compensation footnote for further details of the effect of the adoption of this pronouncement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-30% of the last three years’ average net income. In addition, free operating cash flow is expected to be adequate to finance internal growth, small-to-medium sized acquisitions and additional investments. Assuming successful passage of the Technical Corrections Act of 2004 related to the American Jobs Creation Act of 2004, the Company expects to repatriate at least $750 million in foreign dividends in 2005 to reduce commercial paper borrowings.

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

On April 19, 2004 the Company’s Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31 million shares. In the first quarter of 2005, the Company repurchased 2,061,200 shares of its common stock at an average price of $92.05 per share. Since inception, the Company has repurchased 20,976,673 shares of its common stock for $1,919.5 million at an average price of $91.51 per share.

Summarized cash flow information for the first quarter of 2005 and 2004 was as follows:

(In thousands)

	Three Months Ended March 31
	2005	2004
Net cash provided by operating activities	$302,951	$319,700
Proceeds from investments	15,392	18,812
Additions to plant and equipment	(64,028)	(60,513)

Free operating cash flow	$254,315	$277,999

Acquisitions	$(188,354)	$(183,694)
Cash dividends paid	(81,653)	(73,948)
Purchase of investments	(70,669)	(14,645)
Repurchases of common stock	(189,732)	--
Net proceeds (repayments) of debt	630,752	(16,703)
Other	30,892	55,566

Net increase in cash and equivalents	$385,551	$44,575

Return on Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the first quarter of 2005 and 2004 was as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Operating income after taxes of 32.5% and 34%, respectively	$322,575	$295,444

Total debt	$1,753,842	$972,199
Less: Leasing and investment debt	(130,710)	(191,801)
Less: Cash and equivalents	(1,052,941)	(1,729,058)

Adjusted net debt	570,191	(948,660)
Total stockholders' equity	7,708,693	8,234,116

Invested capital	$8,278,884	$7,285,456

Average invested capital	$8,142,367	$7,126,384

Annualized return on average invested capital	15.8%	16.6%

The 80 basis point decrease in ROIC in the first quarter of 2005 was due primarily to higher net debt, as a result of short term commercial paper borrowings and the issuance of 4.88% senior notes in the first quarter of 2005, and decreased cash as a result of the stock repurchase program which began in April 2004. The negative impact of the above factors was partially offset by a 9.2% increase in after-tax operating income, mainly as a result of increased base business operating income and a decrease in the effective tax rate.

Working Capital

Net working capital at March 31, 2005 and December 31, 2004 is summarized as follows:

(Dollars in thousands)

	March 31, 2005	December 31, 2004	Increase/ (Decrease)

Current Assets:
Cash and equivalents	$1,052,941	$667,390	$385,551
Trade receivables	2,132,492	2,054,624	77,868
Inventories	1,361,403	1,281,156	80,247
Other	309,406	319,028	(9,622)

	4,856,242	4,322,198	534,044

Current Liabilities:
Short-term debt	785,985	203,523	582,462
Accounts payable and accrued expenses	1,490,536	1,563,191	(72,655)
Other	94,797	84,257	10,540

	2,371,318	1,850,971	520,347

Net Working Capital	$2,484,924	$2,471,227	$13,697

Current Ratio	2.05	2.34

Cash and equivalents increased at the Company’s international businesses as a result of cash flows from operating activities. The increase in domestic short-term debt is primarily due to the issuance of commercial paper to fund the stock repurchase program, acquisitions and pay dividends.

The Company is waiting for final rules from the U.S. government regarding the repatriation of foreign dividends under the new tax law. Assuming the Technical Corrections Act of 2004 is passed by the U.S. Congress, the Company expects to repatriate at least $750 million in foreign dividends by the end of 2005.

Debt

Total debt at March 31, 2005 and December 31, 2004 was as follows:

(Dollars in thousands)

	March 31, 2005	December 31, 2004

Short-term debt	$785,985	$203,523
Long-term debt	967,857	921,098

Total debt	$1,753,842	$1,124,621

Total debt to capitalization	18.5%	12.8%

In 2004, the Company entered into a $400.0 million Line of Credit Agreement with a termination date of June 17, 2005. On March 7, 2005, the Company exercised a provision of the Line of Credit Agreement which provided for an increase in the aggregate commitment by $200.0 million to a total of $600.0 million.

As of March 31, 2005, the Company had outstanding commercial paper of $717.7 million.

On March 18, 2005, the Company issued $53.7 million of 4.88% senior notes due December 31, 2020 at 100% of face value. The effective interest rate of the senior debt is 4.96%.

Stockholders’ Equity

The changes to stockholders’ equity during 2005 were as follows:

(In thousands)

Total stockholders' equity, December 31, 2004	$7,627,610
Net income	312,306
Cash dividends declared	(81,146)
Repurchase of common stock	(189,732)
Stock option and restricted stock activity	27,913
Currency translation adjustments	11,742

Total stockholders' equity, March 31, 2005	$7,708,693

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding 2005 contributions to the Company’s pension plans, the adequacy of internally generated funds, the meeting of dividend payout objectives, the repurchase of the Company’s common stock, the outcome of outstanding legal proceedings, the amount, if any, of foreign dividends repatriated in 2005, and the impact of compensation costs related to stock-based compensation arrangements. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2005. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2005 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2004, the Company’s Board of Directors authorized a repurchase of up to 31,000,000 shares of common stock.

Share repurchase activity for the first quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that may yet be Purchased Under Program

February 2005	205,000	$90.27	205,000	11,879,527
March 2005	1,856,200	92.25	1,856,200	10,023,327

Total	2,061,200	92.05	2,061,200

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2005	/s/ Jon C. Kinney
Jon C. Kinney
Senior Vice President and Chief Financial Officer