Form 10-Q
period 2005-06-30
ILLINOIS TOOL WORKS INC
filed 2005-08-05
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 1-4797

ILLINOIS TOOL WORKS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-1258310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3600 West Lake Avenue, Glenview, IL	60026-1215
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 847-724-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares of registrant’s common stock, $.01 par value, outstanding at June 30, 2005: 285,973,462.

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

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Operating Revenues	$3,295,644	$3,002,271	$6,369,935	$5,712,620
Cost of revenues	2,156,602	1,929,803	4,178,939	3,680,146
Selling, administrative, and research
and development expenses	556,975	502,880	1,105,050	986,221
Amortization and impairment of
goodwill and other intangible assets	15,213	8,052	41,203	37,075
Operating Income	566,854	561,536	1,044,743	1,009,178
Interest expense	(27,352)	(18,991)	(46,079)	(34,873)
Other income	6,880	3,505	10,324	11,170
Income from Continuing Operations
Before Income Taxes	546,382	546,050	1,008,988	985,475
Income Taxes	172,600	185,700	322,900	335,100
Income from Continuing Operations	373,782	360,350	686,088	650,375
Income from Discontinued Operations	—	—	—	171
Net Income	$373,782	$360,350	$686,088	$650,546
Income Per Share from Continuing
Operations:
Basic	$1.30	$1.17	$2.37	$2.11
Diluted	$1.29	$1.16	$2.35	$2.09
Income Per Share from Discontinued
Operations:
Basic	—	—	—	$0.00
Diluted	—	—	—	$0.00
Net Income Per Share:
Basic	$1.30	$1.17	$2.37	$2.11
Diluted	$1.29	$1.16	$2.35	$2.10
Cash Dividends:
Paid	$0.28	$0.24	$0.56	$0.48
Declared	$0.28	$0.24	$0.56	$0.48
Shares of Common Stock Outstanding During the Period:
Average	287,902	308,086	289,639	308,168
Average assuming dilution	290,015	310,638	291,800	310,504

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and equivalents	$858,679	$667,390
Trade receivables	2,134,215	2,054,624
Inventories	1,274,538	1,281,156
Deferred income taxes	156,664	147,416
Prepaid expenses and other current assets	143,020	171,612
Total current assets	4,567,116	4,322,198

Plant and Equipment:
Land	157,512	160,649
Buildings and improvements	1,213,702	1,236,541
Machinery and equipment	3,232,190	3,272,144
Equipment leased to others	153,254	150,412
Construction in progress	102,492	117,366
	4,859,150	4,937,112
Accumulated depreciation	(3,036,914)	(3,060,237)
Net plant and equipment	1,822,236	1,876,875

Investments	971,354	912,483
Goodwill	2,834,779	2,753,053
Intangible Assets	477,328	440,002
Deferred Income Taxes	121,159	233,172
Other Assets	835,143	814,151
	$11,629,115	$11,351,934
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$696,788	$203,523
Accounts payable	555,804	603,811
Accrued expenses	946,668	959,380
Cash dividends payable	79,909	81,653
Income taxes payable	1,213	2,604
Total current liabilities	2,280,382	1,850,971
Noncurrent Liabilities:
Long-term debt	967,208	921,098
Other	954,324	952,255
Total noncurrent liabilities	1,921,532	1,873,353

Stockholders’ Equity:
Common stock	3,117	3,114
Additional paid-in-capital	1,025,034	978,941
Income reinvested in the business	8,488,550	7,963,518
Common stock held in treasury	(2,304,064)	(1,731,378)
Accumulated other comprehensive income	214,564	413,415
Total stockholders’ equity	7,427,201	7,627,610
	$11,629,115	$11,351,934

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30
	2005	2004
Cash Provided by (Used for) Operating Activities:
Net income	$686,088	$650,546
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(171)
Depreciation	147,229	144,554
Amortization and impairment of goodwill and other intangible assets	41,203	37,075
Change in deferred income taxes	58,368	(6,212)
Provision for uncollectible accounts	5,113	2,405
Loss on sale of plant and equipment	2,545	2,561
Income from investments	(29,357)	(87,370)
(Gain) loss on sale of operations and affiliates	195	(477)
Stock compensation expense	31,093	16,399
Other non-cash items, net	(1,729)	4,442
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(120,635)	(177,073)
Inventories	(8,503)	(60,771)
Prepaid expenses and other assets	338	(68,291)
Increase (decrease) in--
Accounts payable	(34,091)	23,056
Accrued expenses and other liabilities	15,423	(7,449)
Income taxes payable	7,995	223,254
Other, net	—	40
Net cash provided by operating activities	801,275	696,518
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(200,144)	(376,799)
Additions to plant and equipment	(144,709)	(129,772)
Purchase of investments	(73,244)	(28,694)
Proceeds from investments	27,638	38,452
Proceeds from sales of plant and equipment	16,298	7,806
Net settlement from sales of operations and affiliates	(173)	3,395
Other, net	6,137	8,834
Net cash used for investing activities	(368,197)	(476,778)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(162,799)	(147,976)
Issuance of common stock	15,003	50,524
Repurchases of common stock	(572,686)	(259,110)
Net proceeds (repayments) of short-term debt	491,415	(7,332)
Proceeds from long-term debt	58,077	34
Repayments of long-term debt	(6,119)	(4,248)
Net cash used for financing activities	(177,109)	(368,108)
Effect of Exchange Rate Changes on Cash and Equivalents	(64,680)	1,093
Cash and Equivalents:
Increase (decrease) during the period	191,289	(147,275)
Beginning of period	667,390	1,684,483
End of period	$858,679	$1,537,208
Cash Paid During the Period for Interest	$47,283	$36,616
Cash Paid During the Period for Income Taxes	$258,856	$107,163
Liabilities Assumed from Acquisitions	$55,179	$111,190

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	STOCK-BASED COMPENSATION:

Stock options and restricted stock have been issued to officers and other management employees under ITW’s 1996 Stock Incentive Plan. The stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. Restricted stock generally vests over a three-year period. The restricted shares vest only if the employee is actively employed by the Company on the vesting date, and unvested shares are forfeited upon retirement, death or disability, unless the Compensation Committee of the Board of Directors determines otherwise. The restricted shares carry full voting and dividend rights unless the shares are forfeited. To cover the exercise of vested options, the Company generally issues new shares from its authorized but unissued share pool. At June 30, 2005, 18,123,419 shares of ITW common stock were reserved for issuance under this plan. Option exercise prices are equal to the common stock fair market value on the date of grant.

Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value. Starting in 2005, the Company records compensation cost related to the amortization of the unamortized grant date fair value of stock awards unvested as of December 31, 2004 over the remaining service periods of those awards. SFAS 123R superseded Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

Prior to 2005, the Company accounted for stock-based compensation in accordance with APB 25, using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options. The Company’s net income and net income per share for 2004 would have been reduced if compensation cost related to stock options had been determined based on fair value at the grant dates. Pro forma net income as if the fair value method had been applied to all awards is as follows:

(In thousands, except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income as reported	$373,782	$360,350	$686,088	$650,546
Add: Restricted stock and stock options recorded as
expense, net of tax	11,154	6,002	22,479	12,084
Deduct: Total stock-based compensation
expense, net of tax	(11,154)	(10,612)	(22,479)	(21,304)
Pro forma net income	$373,782	$355,740	$686,088	$641,326

Net income per share:
Basic – as reported	$1.30	$1.17	$2.37	$2.11
Basic – pro forma	$1.30	$1.15	$2.37	$2.08
Diluted – as reported	$1.29	$1.16	$2.35	$2.10
Diluted – pro forma	$1.29	$1.15	$2.35	$2.07

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Restricted Stock:
Pretax compensation expense	$9,037	$8,136	$17,779	$16,399
Tax benefit	(2,479)	(2,134)	(4,713)	(4,315)
Restricted stock expense, net of tax	$6,558	$6,002	$13,066	$12,084

Stock Options:
Pretax compensation expense	$6,477	$—	$13,314	$—
Tax benefit	(1,881)	—	(3,901)	—
Stock option expense, net of tax	$4,596	$—	$9,413	$—

Total Stock-Based Compensation:
Pretax compensation expense	$15,514	$8,136	$31,093	$16,399
Tax benefit	(4,360)	(2,134)	(8,614)	(4,315)
Total restricted stock and stock options recorded as
expense, net of tax	$11,154	$6,002	$22,479	$12,084

The following table summarizes the annual pretax impact of compensation cost related to equity awards granted through June 30, 2005:

(In thousands)

	Stock-Based Compensation Programs
For the years ended December 31	Restricted Stock	Stock Options	Total
2005	$32,939	$25,640	$58,579
2006	12,570	9,473	22,043
2007	—	6,469	6,469
2008	—	4,218	4,218
	$45,509	$45,800	$91,309

The following table summarizes information on unvested restricted stock and stock options outstanding as of June 30, 2005:

	Six Months Ended June 30
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock
Unvested, January 1, 2005	612,482	$76.35
Forfeited	(29,749)	75.94
Unvested, June 30, 2005	582,733	76.37

Unvested Options
Unvested, January 1, 2005	3,378,542	$21.98
Forfeited	(22,739)	21.76
Unvested, June 30, 2005	3,355,803	21.99

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

The weighted-average grant-date fair value of options granted during 2004 was $21.99 per share. The aggregate intrinsic value of options exercised during the six months ended June 30, 2005 and 2004 was $13,170,000 and $49,188,000, respectively. Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2005 was $144,367,000 and $166,803,000, respectively. Exercise of options during the six months ended June 30, 2005 and 2004, resulted in cash receipts of $15,003,000 and $50,524,000, respectively. For the quarter ended June 30, 2005, the weighted average remaining contractual term of options outstanding and options exercisable was 6.09 years and 4.90 years, respectively.

(2)	INVENTORIES:

Inventories at June 30, 2005 and December 31, 2004 were as follows:

(In thousands)

	June 30, 2005	December 31, 2004
Raw material	$372,506	$385,036
Work-in-process	131,727	118,052
Finished goods	770,305	778,068
	$1,274,538	$1,281,156

(3)	COMPREHENSIVE INCOME:

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments.

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$373,782	$360,350	$686,088	$650,546
Foreign currency translation adjustments, net of tax	(210,593)	(95,982)	(198,851)	23,238
Total comprehensive income	$163,189	$264,368	$487,237	$673,784

(4)	GOODWILL AND INTANGIBLE ASSETS:

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

Amortization and impairment of goodwill and other intangible assets for the periods ended June 30, 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Goodwill:
Impairment	$—	$—	$6,206	$11,492
Intangible Assets:
Amortization	15,213	8,052	29,948	15,363
Impairment	—	—	5,049	10,220
Total	$15,213	$8,052	$41,203	$37,075

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

(5)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS:

Pension and other postretirement benefit costs for the periods ended June 30, 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$21,362	$19,569	$3,236	$3,368	$42,810	$39,133	$6,472	$6,789
Interest cost	21,517	20,573	7,574	8,667	43,087	41,210	15,147	17,228
Expected return on plan assets	(31,221)	(29,458)	(1,439)	(867)	(62,489)	(58,960)	(2,877)	(1,733)
Amortization of actuarial loss	2,256	1,246	312	1,398	4,584	2,500	623	2,827
Amortization of prior service cost (income)	(569)	(576)	1,684	1,684	(1,138)	(1,152)	3,368	3,368
Amortization of net transition amount	(3)	(34)	—	—	(6)	(68)	—	—
Settlement/curtailment loss	—	—	—	—	—	58	—	—
Net periodic benefit cost	$13,342	$11,320	$11,367	$14,250	$26,848	$22,721	$22,733	$28,479

The Company expects to contribute approximately $95,000,000 to its pension plans in 2005. As of June 30, 2005, contributions of $29,218,000 have been made.

(6)	SHORT-TERM DEBT:

In 2004, the Company entered into a $400,000,000 Line of Credit Agreement with a termination date of June 17, 2005. On March 7, 2005, the Company exercised a provision of the Line of Credit Agreement which provided for an increase in the aggregate commitment by $200,000,000 to a total of $600,000,000. This line of credit was replaced on June 17, 2005, by a $600,000,000 Line of Credit Agreement with a termination date of June 16, 2006.

The Company had outstanding commercial paper of $630,620,000 at June 30, 2005 and $134,982,000 at December 31, 2004.

(7)	LONG-TERM DEBT:

On March 18, 2005, the Company issued $53,735,000 of 4.88% senior notes due December 31, 2020 at 100% of face value. The effective interest rate of the senior debt is 4.96%.

In June 2003, the Company entered into a $350,000,000 revolving credit facility (“RCF”). This RCF was replaced on June 17, 2005 by a $350,000,000 RCF with a termination date of June 17, 2010.

(8)	INCOME TAXES:

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted in the United States. One of the provisions of the AJCA was to allow a special one-time dividends-received deduction of 85% on the repatriation of certain foreign earnings to U.S. taxpayers, provided certain criteria regarding the sources and uses of the repatriated funds are met. In May 2005, the U.S. Treasury Department and the Internal Revenue Service issued a notice that provides detailed tax guidance for U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary tax rate available under AJCA. The Company has not finalized its 2005 repatriation plans related to the AJCA. The range of possible total 2005 repatriated amounts and the related tax effects are as follows:

(In thousands)	Minimum	Maximum
Estimated repatriation	$890,000	$1,500,000
Estimated U.S. tax cost of repatriation	$25,000	$50,738

In 2004, the Company recorded a deferred tax liability of $25,000,000 to reflect the estimated tax cost of the minimum foreign dividends expected to be repatriated under the AJCA in 2005. As of June 30, 2005, the Company has repatriated $360,000,000.

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

Among the toxic tort cases in which the Company is a defendant, the Company as well as its subsidiaries Hobart Brothers Company and Miller Electric Mfg. Co., have been named, along with numerous other defendants, in lawsuits alleging injury from exposure to welding rod fumes. The plaintiffs in these suits claim unspecified damages for injuries resulting from the plaintiffs’ alleged exposure to asbestos, manganese and/or toxic fumes in connection with the welding process. Based upon the Company’s experience in defending these claims, the Company believes that the resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or future operations. The Company has not recorded any significant reserves related to these cases.

Wilsonart International, Inc. (“Wilsonart”), a wholly owned subsidiary of ITW, is a defendant in a consolidated class action lawsuit filed in 2000 in federal district court in White Plains, New York on behalf of purchasers of high-pressure laminate. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high-pressure laminate between 1994 and 2000 and seeks injunctive relief and treble damages. Indirect purchasers of high-pressure laminate filed similar purported class action cases under various state antitrust and consumer protection statutes in 13 states and the District of Columbia, all of which cases have been stayed pending the outcome of the consolidated class action. These lawsuits were brought following the commencement of a federal grand jury investigation into price-fixing in the high-pressure laminate industry, which investigation was subsequently closed by the Department of Justice with no further proceedings and with all documents being returned to the parties. Plaintiffs are seeking damages of $470,000,000 before trebling. Without admitting liability, Wilsonart’s co-defendants, International Paper Company and Panolam International, Inc. have settled the federal consolidated class action case for $31,000,000 and $9,500,000, respectively. The plaintiffs’ claims against Formica Corporation, the remaining co-defendant in the case, were dismissed with prejudice on September 27, 2004 as a result of its bankruptcy proceedings. As a result, Wilsonart is the sole remaining defendant in the consolidated class action lawsuit. While no assurances can be given regarding the ultimate outcome or the timing of the resolution of these claims, the Company believes that the plaintiffs’ claims are without merit and intends to continue to defend itself vigorously in this action and all related actions that are now pending or that may be brought in the future. The Company has not recorded any reserves related to this case.

(10)	SEGMENT INFORMATION:

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Operating revenues	$3,295,644	$3,002,271	$6,369,935	$5,712,620
Operating income	566,854	561,536	1,044,743	1,009,178
Margin %	17.2%	18.7%	16.4%	17.7%

In the second quarter and year-to-date periods of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	4.0%	8.6%	0.8%	5.0%	11.5%	1.1%
Changes in variable margins and
overhead costs	—	(3.8)	(0.7)	—	(7.3)	(1.3)
Total	4.0	4.8	0.1	5.0	4.2	(0.2)

Restructuring costs	—	(1.7)	(0.3)	—	(0.8)	(0.1)
Impairment of goodwill and intangibles	—	—	—	—	1.0	0.2
Acquisitions and divestitures	4.4	2.8	(0.3)	5.3	2.6	(0.4)
Translation	2.9	2.6	—	2.6	2.3	—
Leasing and Investments	(1.4)	(7.6)	(1.0)	(1.0)	(5.8)	(0.8)
Intercompany	(0.1)	—	—	(0.4)	—	—
Total	9.8%	0.9%	(1.5)%	11.5%	3.5%	(1.3)%

Despite slowing industrial production levels in North America in the first and second quarter of 2005 from the levels of late 2004, the base business revenue increase in the second quarter and year-to-date 2005 was primarily related to a 6% revenue increase in North America for both periods. The majority of the base revenue increase was the result of price increases implemented to offset raw material cost increases. Internationally, base business revenues increased 1% in the second quarter and 3% year-to-date even as industrial production in the major European economies slowed in the first and second quarters of 2005 over fourth quarter 2004 production levels.

Operating income for the second quarter of 2005 and year-to-date period improved primarily due to leverage from the growth in base business revenue, income from acquired companies and favorable currency translation. These increases were partially offset in both periods by variable margin declines primarily due to raw material cost increases. Leasing and Investments income decreased in the second quarter and year-to-date due to higher income realized last year from both gains on sales in the commercial mortgage portfolio and favorable mark-to-market adjustments on venture capital investments. In addition, operating income in the second quarter and year-to-date periods was negatively impacted by pretax charges to expense stock options of $6.5 million and $13.3 million, respectively. A first quarter 2005 charge of $8.7 million to resolve accounting issues at a European food equipment business negatively impacted income in the year-to-date period.

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

The results of operations for the Engineered Products – North America segment for the second quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Operating revenues	$971,724	$862,013	$1,890,009	$1,674,806
Operating income	176,960	154,631	321,334	292,849
Margin %	18.2%	17.9%	17.0%	17.5%

In the second quarter of 2005 and year-to-date periods, the changes in revenues, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	2.9%	6.7%	0.7%	3.1%	7.2%	0.7%
Changes in variable margins and
overhead costs	—	4.9	0.9	—	(1.8)	(0.3)
Total	2.9	11.6	1.6	3.1	5.4	0.4

Restructuring costs	—	(3.8)	(0.7)	—	(2.0)	(0.4)
Impairment of goodwill and intangibles	—	—	—	—	0.7	0.1
Acquisitions and divestitures	9.5	6.4	(0.6)	9.5	5.5	(0.6)
Translation	0.3	0.2	—	0.2	0.1	—
Total	12.7%	14.4%	0.3%	12.8%	9.7%	(0.5)%

Revenues increased in the second quarter and year-to-date periods primarily due to revenues from acquisitions and higher base business revenues. Construction base revenues increased 2% and 3% for the second quarter and year-to-date periods, respectively, primarily as a result of growth in the residential, remodeling/rehab and commercial construction markets. Automotive base revenues decreased by only 1% for both the second quarter and year-to-date periods despite a 9% and 6% decline in automotive production at the large North American automotive manufacturers in the first and second quarters of 2005, respectively, as increased product penetration partially offset lower production levels. Base revenues from the other industrial-based businesses in this segment grew 7% for both the second quarter and year-to-date period as a result of increased demand in a broad array of end markets. The incremental acquisition revenue is primarily related to the acquisitions of a construction business in the second quarter of 2004, an automotive components business in the third quarter of 2004, one engineered polymers businesses in the fourth quarter of 2004 and another engineered polymers business in the first quarter of 2005.

Operating income increased for the second quarter and year-to-date periods of 2005 primarily due to increased acquisition income and leverage from the growth in base business revenues described above. This increase was partially offset by variable margin declines of 0.5% and 1.2% in the second quarter and year-to-date period, respectively, primarily due to raw material cost increases without a full recovery of margins through price increases, primarily in the automotive business units. In addition, base business income was higher year-to-date due to lower goodwill and intangible asset impairment charges over the prior year. In the first quarter of 2005, an intangible asset impairment charge of $5.1 million was recorded related to the intangibles of a U.S. manufacturer of clean room mats. Additionally, income increased over the prior year due to a $10.0 million charge in the second quarter of 2004 associated with a warranty issue related to a discontinued product at the Wilsonart laminate business.

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

The results of operations for the Engineered Products – International segment for the second quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Operating revenues	$708,922	$652,797	$1,354,616	$1,176,372
Operating income	101,829	102,122	186,040	166,540
Margin %	14.4%	15.6%	13.7%	14.2%

In the second quarter and year-to-date periods of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(1.8)%	(4.7)%	(0.4)%	0.3%	0.9%	0.1%
Changes in variable margins and
overhead costs	—	(4.9)	(0.8)	—	(6.2)	(0.9)
Total	(1.8)	(9.6)	(1.2)	0.3	(5.3)	(0.8)

Restructuring costs	—	(2.0)	(0.3)	—	(0.5)	(0.1)
Impairment of goodwill and intangibles	—	—	—	—	5.1	0.7
Acquisitions and divestitures	4.0	4.0	0.1	8.9	5.3	(0.5)
Translation	6.4	7.3	0.2	6.0	7.1	0.2
Total	8.6%	(0.3)%	(1.2)%	15.2%	11.7%	(0.5)%

Revenues increased in the second quarter and year-to-date periods of 2005 due to higher revenues from acquisitions and the favorable effect of currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. The acquisition revenue increase is primarily due to the acquisitions of two European fluid products businesses in the second quarter of 2004, and one European polymers business in the first quarter of 2004 and one at the end of the fourth quarter of 2004. Base business construction revenues were flat in the second quarter and increased 4% year-to-date as the European and Australasian markets weakened in the second quarter of 2005. Increased demand at the Wilsonart high pressure laminate businesses partially offset this decline in the second quarter. In addition, automotive base revenues declined 4% in both the second quarter and year-to-date periods, primarily due to product mix issues and declines in automotive production at some European automotive manufacturers. The other businesses in this segment serve a broad array of industrial and commercial end markets and base revenues from these businesses decreased 3% and 1% for the second quarter and year-to-date periods of 2005, respectively.

Operating income for the second quarter of 2005 decreased primarily due to lower base business revenues, described above, higher operating costs and restructuring expenses, offset by the favorable effect of currency translation and revenues of acquisitions. Year-to-date income increased primarily due to favorable currency translation, acquisition revenue, and lower impairment expenses, offset by higher operating costs.

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

The results of operations for the Specialty Systems – North America segment for the second quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Operating revenues	$1,037,717	$949,764	$2,043,638	$1,859,048
Operating income	188,906	172,769	365,519	323,417
Margin %	18.2%	18.2%	17.9%	17.4%

In the second quarter and year-to-date periods of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	8.1%	18.3%	1.7%	8.9%	21.2%	2.0%
Changes in variable margins and
overhead costs	—	(8.9)	(1.5)	—	(9.8)	(1.6)
Total	8.1	9.4	0.2	8.9	11.4	0.4

Restructuring costs	—	(1.3)	(0.2)	—	0.6	0.1
Impairment of goodwill and intangibles	—	—	—	—	(0.1)	—
Acquisitions and divestitures	0.6	0.5	—	0.5	0.5	—
Translation	0.6	0.7	—	0.5	0.6	—
Total	9.3%	9.3%	0.0%	9.9%	13.0%	0.5%

Base business revenue growth in the second quarter and year-to-date periods of 2005 is primarily due to an increase in demand for machinery and consumables in most of the end markets that this segment serves. Welding base revenues increased 17% and 18% in the second quarter and year-to-date periods of 2005, respectively, and industrial packaging base revenues grew 3% in both periods. Food equipment base revenues increased 6% and 7% in the second quarter and year-to-date periods, respectively, resulting from increased demand from restaurant and institutional customers as well as increased parts and service revenue. Base revenues in the other businesses in this segment increased 10% and 11% in the second quarter and year-to-date periods, respectively.

Operating income increased in the second quarter and year-to-date periods of 2005 primarily due to leverage from the base business revenue increases described above. Variable margins declined 1.7% and 1.6% in the second quarter and year-to-date periods, respectively, primarily due to raw material cost increases. Additionally, second quarter income was adversely impacted due to higher restructuring expenses related to a finishing business and two packaging businesses, as well as a second quarter 2004 reversal of excess reserves of an industrial packaging business.

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

The results of operations for the Specialty Systems – International segment for the second quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Operating revenues	$677,619	$591,210	$1,270,381	$1,111,453
Operating income	92,832	83,270	146,766	142,872
Margin %	13.7%	14.1%	11.6%	12.9%

In the second quarter and year-to-date periods of 2005, the changes in revenues, operating income and operating margins over the prior year are primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	4.9%	13.7%	1.2%	5.8%	17.8%	1.5%
Changes in variable margins and
overhead costs	—	(10.5)	(1.4)	—	(19.0)	(2.3)
Total	4.9	3.2	(0.2)	5.8	(1.2)	(0.8)

Restructuring costs	—	0.3	—	—	(2.5)	(0.3)
Impairment of goodwill and intangibles	—	—	—	—	0.2	—
Acquisitions and divestitures	3.3	1.3	(0.3)	2.6	(0.4)	(0.3)
Translation	6.4	6.7	0.1	5.9	6.6	0.1
Total	14.6%	11.5%	(0.4)%	14.3%	2.7%	(1.3)%

Revenues increased in the second quarter and year-to-date periods of 2005 mainly due to base business revenue growth and favorable currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. Food equipment base revenues increased 2% and 5% in the second quarter and year-to-date periods, respectively, while industrial packaging base revenues increased 8% for both periods. Other base business revenues, including the welding and finishing businesses, increased 2% in both the second quarter and year-to-date periods of 2005.

Operating income increased in the second quarter and year-to-date periods of 2005 primarily as a result of the revenue increases described above, as well as favorable currency translation. Variable margin declines, due to raw material cost increases, of 0.7% and 1.0% in the second quarter and year-to-date periods, respectively, offset these increases. In addition, year-to-date operating income decreased due to a first quarter of 2005 adjustment of $8.7 million to resolve accounting issues at a European food equipment business.

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

The results of operations for the Leasing and Investments segment for the second quarter and year-to-date periods of 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Operating revenues	$9,722	$53,248	$32,298	$91,904
Operating income	6,327	48,744	25,084	83,501

Operating income (loss) by investment for the second quarter and year-to-date periods of 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Mortgage investments	$3,320	$26,756	$11,637	$53,838
Leases of equipment	2,667	5,757	5,245	11,392
Property developments	2,128	1,096	3,985	1,819
Properties held for sale	(639)	4,098	(893)	2,844
Venture capital limited partnership	(3,967)	10,316	(509)	11,546
Other	2,818	721	5,619	2,062
	$6,327	$48,744	$25,084	$83,501

In the second quarter of 2005, operating income was lower primarily due to losses of $4.7 million on commercial mortgage properties versus gains of $19.9 million on the sale of two commercial mortgage properties in 2004. In the second quarter of 2005, the Company recorded losses on a venture capital limited partnership primarily due to unfavorable mark-to-market adjustments of $5.3 million versus gains related to favorable mark-to-market adjustments of $7.8 million in 2004.

For the year-to-date period, operating income was lower primarily due to losses on commercial mortgage properties of $1.0 million in 2005 versus gains of $39.6 million in 2004. Additionally, in the year-to-date 2005 period, the Company recorded losses on a venture capital limited partnership as a result of unfavorable mark-to-market adjustments in 2005 versus gains related to favorable mark-to-market adjustments in 2004.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Engineered Products - North America	$971,724	$862,013	$1,890,009	$1,674,806
Engineered Products – International	708,922	652,797	1,354,616	1,176,372
Specialty Systems - North America	1,037,717	949,764	2,043,638	1,859,048
Specialty Systems – International	677,619	591,210	1,270,381	1,111,453
Intersegment revenues	(110,060)	(106,761)	(221,007)	(200,963)
Total manufacturing operating revenues	3,285,922	2,949,023	6,337,637	5,620,716
Leasing and Investments	9,722	53,248	32,298	91,904
Total operating revenues	$3,295,644	$3,002,271	$6,369,935	$5,712,620

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

Amortization and impairment of goodwill and other intangible assets for the periods ended June 30, 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Goodwill:
Impairment	$—	$—	$6,206	$11,492
Intangible Assets:
Amortization	15,213	8,052	29,948	15,363
Impairment	—	—	5,049	10,220
Total	$15,213	$8,052	$41,203	$37,075

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

INTEREST EXPENSE

Interest expense increased to $46.1 million in the first six months of 2005 from $34.9 million in 2004 primarily due to interest expense related to the issuance of commercial paper in the fourth quarter of 2004 and the first two quarters of 2005 and higher interest expense due to increased discounts on forward currency contracts.

OTHER INCOME

Other income decreased to $10.3 million for the first six months of 2005 from $11.2 million in 2004, primarily due to lower interest income in 2005 versus 2004, partially offset by lower minority interest expense in 2005.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $686.1 million ($2.35 per diluted share) in the first six months of 2005 was 5.5% higher than the 2004 income from continuing operations of $650.4 million ($2.09 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in the first six months of 2005 increased operating revenues for the first six months of 2005 by approximately $150 million and increased earnings by approximately 6 cents per diluted share.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. See the Stock-Based Compensation footnote for further details of the effect of the adoption of this pronouncement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-30% of the last three years’ average net income. In addition, free operating cash flow is expected to be adequate to finance internal growth, small-to-medium sized acquisitions and additional investments. The Company expects to repatriate at least $890 million in foreign dividends in 2005 to reduce commercial paper borrowings. As of June 30, 2004, the Company has repatriated $360 million.

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

On April 19, 2004 the Company’s Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31 million shares. In the second quarter of 2005, the Company repurchased 4,495,522 shares of its common stock at an average price of $85.19 per share. Since the inception of the program, the Company has repurchased 25,472,195 shares of its common stock for $2.3 billion at an average price of $90.39 per share.

Summarized cash flow information for the second quarter and year-to-date periods of 2005 and 2004 was as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net cash provided by operating activities	$498,324	$376,818	$801,275	$696,518
Proceeds from investments	12,246	19,640	27,638	38,452
Additions to plant and equipment	(80,681)	(69,259)	(144,709)	(129,772)
Free operating cash flow	$429,889	$327,199	$684,204	$605,198

Acquisitions	$(11,790)	$(193,105)	$(200,144)	$(376,799)
Cash dividends paid	(81,146)	(74,028)	(162,799)	(147,976)
Purchase of investments	(2,575)	(14,049)	(73,244)	(28,694)
Repurchases of common stock	(382,954)	(259,110)	(572,686)	(259,110)
Net proceeds (repayments) of debt	(87,379)	5,157	543,373	(11,546)
Other	(58,307)	16,086	(27,415)	71,652
Net increase in cash and equivalents	$(194,262)	$(191,850)	$191,289	$(147,275)

Return on Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the second quarter and year-to-date periods of 2005 and 2004 was as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Operating income after taxes	$387,728	$370,614	$710,425	$666,057

Total debt	$1,663,996	$983,472	$1,663,996	$983,472
Less: Leasing and investment debt	(115,981)	(143,573)	(115,981)	(143,573)
Less: Cash and equivalents	(858,679)	(1,537,208)	(858,679)	(1,537,208)
Adjusted net debt	689,336	(697,309)	689,336	(697,309)
Total stockholders’ equity	7,427,201	8,210,153	7,427,201	8,210,153
Invested capital	$8,116,537	$7,512,844	$8,116,537	$7,512,844
Average invested capital	$8,197,711	$7,399,150	$8,133,757	$7,255,204
Annualized return on average invested capital	18.9%	20.0%	17.5%	18.4%

The 110 basis point decrease in ROIC in the second quarter of 2005 was due primarily to higher invested capital from acquisitions and decreased operating income from Leasing and Investments. The negative impact of the above factors was partially offset by increased base business operating income and a decrease in the effective tax rate of 31.6% in the second quarter of 2005 from 34.0% in the second quarter of 2004.

The 90 basis point decrease in ROIC for year-to-date 2005 was due primarily to higher invested capital from acquisitions and decreased operating income from Leasing and Investments. The negative impact of the above factors was partially offset by increased base business operating income and a decrease in the effective tax rate of 32.0% in the first half of 2005 from 34.0% in the first half of 2004.

Working Capital

Net working capital at June 30, 2005 and December 31, 2004 is summarized as follows:

(Dollars in thousands)

	June 30, 2005	December 31, 2004	Increase/(Decrease)
Current Assets:
Cash and equivalents	$858,679	$667,390	$191,289
Trade receivables	2,134,215	2,054,624	79,591
Inventories	1,274,538	1,281,156	(6,618)
Other	299,684	319,028	(19,344)
	4,567,116	4,322,198	244,918
Current Liabilities:
Short-term debt	696,788	203,523	493,265
Accounts payable and accrued expenses	1,502,472	1,563,191	(60,719)
Other	81,122	84,257	(3,135)
	2,280,382	1,850,971	429,411
Net Working Capital	$2,286,734	$2,471,227	$(184,493)
Current Ratio	2.00	2.34

Cash and equivalents increased at the Company’s international businesses as a result of cash flows from operating activities. The increase in domestic short-term debt is primarily due to the issuance of commercial paper to fund the stock repurchase program, acquisitions and dividends.

In May 2005, the U.S. Treasury Department and the Internal Revenue Service issued a notice that provides detailed tax guidance for

U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary tax rate available under the American Jobs Creation Act of 2004. The Company expects to repatriate at least $890 million in foreign dividends by the end of 2005. As of June 30, 2005, the Company has repatriated $360 million.

Debt

Total debt at June 30, 2005 and December 31, 2004 was as follows:

(Dollars in thousands)

	June 30, 2005	December 31, 2004
Short-term debt	$696,788	$203,523
Long-term debt	967,208	921,098
Total debt	$1,663,996	$1,124,621

Total debt to capitalization	18.3%	12.8%

In 2004, the Company entered into a $400.0 million Line of Credit Agreement with a termination date of June 17, 2005. On March 7, 2005, the Company exercised a provision of the Line of Credit Agreement which provided for an increase in the aggregate commitment by $200.0 million to a total of $600.0 million. This line of credit was replaced on June 17, 2005, by a $600.0 million Line of Credit Agreement with a termination date of June 16, 2006. This debt capacity is for use principally to support any issuances of commercial paper and to fund larger acquisitions.

The Company had outstanding commercial paper of $630.6 million at June 30, 2005 and $135.0 million at December 31, 2004.

On March 18, 2005, the Company issued $53.7 million of 4.88% senior notes due December 31, 2020 at 100% of face value. The effective interest rate of the senior debt is 4.96%.

In June 2003, the Company entered into a $350.0 million revolving credit facility (“RCF”). This RCF was replaced on June 17, 2005, by a $350.0 million RCF with a termination date of June 17, 2010.

Stockholders’ Equity

The changes to stockholders’ equity during 2005 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2004	$7,627,610
Net income	686,088
Cash dividends declared	(161,056)
Repurchase of common stock	(572,686)
Stock option and restricted stock activity	46,096
Currency translation adjustments	(198,851)
Total stockholders’ equity, June 30, 2005	$7,427,201

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2005. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2005 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2004, the Company’s Board of Directors authorized a repurchase of up to 31,000,000 shares of common stock.

Share repurchase activity for the second quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that may yet be Purchased Under Program
April 2005	1,148,300	$89.77	1,148,300	8,875,027
May 2005	1,062,700	84.43	1,062,700	7,812,327
June 2005	2,284,522	83.24	2,284,522	5,527,805
Total	4,495,522	85.19	4,495,522

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 6, 2005. The following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominees	In Favor	Withheld
W. F. Aldinger	251,416,923	8,013,091
M. J. Birck	251,707,015	7,722,999
M. D. Brailsford	248,265,218	11,164,795
S. Crown	253,511,799	5,918,215
D. H. Davis, Jr.	253,614,344	5,815,670
W. J. Farrell	244,446,565	14,983,449
R. C. McCormack	247,241,477	12,188,537
R. S. Morrison	254,011,900	5,418,114
H. B. Smith	254,031,343	5,398,671

The proposal requiring a Director Election Majority Vote Standard was rejected with 138,306,406 votes against, 96,184,127 votes in favor and 3,592,584 votes withheld.

The appointment of Deloitte & Touche LLP as the Company’s independent public accountants was ratified with 233,962,424 votes in favor, 22,326,717 votes against and 3,140,872 votes withheld.

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: August 5, 2005	By: /s/ Jon C. Kinney
Jon C. Kinney
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)