Form 10-Q
period 2005-09-30
ILLINOIS TOOL WORKS INC
filed 2005-10-28
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares of registrant’s common stock, $.01 par value, outstanding at September 30, 2005: 280,502,962.

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

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating Revenues	$3,257,600	$2,967,168	$9,627,535	$8,679,788
Cost of revenues	2,081,272	1,934,831	6,260,211	5,614,977
Selling, administrative, and research
and development expenses	541,338	509,482	1,646,388	1,495,703
Amortization and impairment of
goodwill and other intangible assets	15,770	10,617	56,973	47,692
Operating Income	619,220	512,238	1,663,963	1,521,416
Interest expense	(18,243)	(18,512)	(64,322)	(53,385)
Other income (expense)	(775)	6,325	9,549	17,495
Income from Continuing Operations
Before Income Taxes	600,202	500,051	1,609,190	1,485,526
Income Taxes	192,000	170,000	514,900	505,100
Income from Continuing Operations	408,202	330,051	1,094,290	980,426
Income from Discontinued Operations	—	—	—	171
Net Income	$408,202	$330,051	$1,094,290	$980,597
Income Per Share from Continuing
Operations:
Basic	$1.44	$1.10	$3.81	$3.21
Diluted	$1.43	$1.09	$3.78	$3.19
Income Per Share from Discontinued
Operations:
Basic	$ —	$ —	$ —	$0.00
Diluted	$ —	$ —	$ —	$0.00
Net Income Per Share:
Basic	$1.44	$1.10	$3.81	$3.21
Diluted	$1.43	$1.09	$3.78	$3.19
Cash Dividends:
Paid	$0.28	$0.24	$0.84	$0.72
Declared	$0.33	$0.28	$0.89	$0.76
Shares of Common Stock Outstanding During the Period:
Average	282,798	301,390	287,333	305,222
Average assuming dilution	285,009	303,966	289,510	307,657

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and equivalents	$351,345	$667,390
Trade receivables	2,168,592	2,054,624
Inventories	1,229,667	1,281,156
Deferred income taxes	158,953	147,416
Prepaid expenses and other current assets	144,268	171,612
Total current assets	4,052,825	4,322,198

Plant and Equipment:
Land	157,938	160,649
Buildings and improvements	1,225,998	1,236,541
Machinery and equipment	3,268,556	3,272,144
Equipment leased to others	156,589	150,412
Construction in progress	95,183	117,366
	4,904,264	4,937,112
Accumulated depreciation	(3,078,805)	(3,060,237)
Net plant and equipment	1,825,459	1,876,875

Investments	1,021,199	912,483
Goodwill	2,877,750	2,753,053
Intangible Assets	499,463	440,002
Deferred Income Taxes	50,049	233,172
Other Assets	908,462	814,151
	$11,235,207	$11,351,934
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$378,609	$203,523
Accounts payable	543,897	603,811
Accrued expenses	975,001	959,380
Cash dividends payable	92,383	81,653
Income taxes payable	30,511	2,604
Total current liabilities	2,020,401	1,850,971
Noncurrent Liabilities:
Long-term debt	965,535	921,098
Other	968,145	952,255
Total noncurrent liabilities	1,933,680	1,873,353

Stockholders’ Equity:
Common stock	3,117	3,114
Additional paid-in-capital	1,042,495	978,941
Income reinvested in the business	8,804,369	7,963,518
Common stock held in treasury	(2,773,176)	(1,731,378)
Accumulated other comprehensive income	204,321	413,415
Total stockholders’ equity	7,281,126	7,627,610
	$11,235,207	$11,351,934

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30
	2005	2004
Cash Provided by (Used for) Operating Activities:
Net income	$1,094,290	$980,597
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(171)
Depreciation	225,441	216,188
Amortization and impairment of goodwill and other intangible assets	56,973	47,692
Change in deferred income taxes	117,835	(59,304)
Provision for uncollectible accounts	7,801	3,001
(Gain) loss on sale of plant and equipment	2,165	(1,507)
Income from investments	(85,647)	(110,801)
(Gain) loss on sale of operations and affiliates	5,607	(84)
Stock compensation expense	45,240	24,475
Other non-cash items, net	(1,283)	6,006
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(133,307)	(172,122)
Inventories	57,230	(101,539)
Prepaid expenses and other assets	(54,188)	(82,716)
Increase (decrease) in--
Accounts payable	(58,724)	7,991
Accrued expenses and other liabilities	39,802	28,406
Income taxes payable	41,337	362,916
Other, net	—	35
Net cash provided by operating activities	1,360,572	1,149,063
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(312,736)	(438,865)
Additions to plant and equipment	(216,025)	(197,860)
Purchase of investments	(91,273)	(35,680)
Proceeds from investments	46,218	57,289
Proceeds from sales of plant and equipment	25,299	17,105
Proceeds from sales of operations and affiliates	1,408	3,395
Other, net	(3,266)	14,133
Net cash used for investing activities	(550,375)	(580,483)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(242,708)	(221,548)
Issuance of common stock	18,318	69,029
Repurchases of common stock	(1,041,798)	(1,202,124)
Net proceeds from short-term debt	175,334	32,275
Proceeds from long-term debt	58,369	70
Repayments of long-term debt	(9,003)	(5,464)
Net cash used for financing activities	(1,041,488)	(1,327,762)
Effect of Exchange Rate Changes on Cash and Equivalents	(84,754)	4,982
Cash and Equivalents:
Decrease during the period	(316,045)	(754,200)
Beginning of period	667,390	1,684,483
End of period	$351,345	$930,283
Cash Paid During the Period for Interest	$66,610	$55,713
Cash Paid During the Period for Income Taxes	$367,071	$172,210
Liabilities Assumed from Acquisitions	$90,707	$128,376

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	STOCK-BASED COMPENSATION:

Stock options and restricted stock have been issued to officers and other management employees under ITW’s 1996 Stock Incentive Plan. The stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. Restricted stock generally vests over a three-year period. The restricted shares vest only if the employee is actively employed by the Company on the vesting date, and unvested shares are forfeited upon retirement, death or disability, unless the Compensation Committee of the Board of Directors determines otherwise. The restricted shares carry full voting and dividend rights unless the shares are forfeited. To cover the exercise of vested options, the Company generally issues new shares from its authorized but unissued share pool. At September 30, 2005, 18,048,432 shares of ITW common stock were reserved for issuance under this plan. Option exercise prices are equal to the common stock fair market value on the date of grant.

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

Prior to 2005, the Company accounted for stock-based compensation in accordance with APB 25, using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options. The Company’s net income and net income per share for 2004 would have been reduced if compensation cost related to stock options had been expensed based on fair value at the grant dates. Pro forma net income as if the fair value method had been applied to all awards is as follows:

(In thousands, except for per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income as reported	$408,202	$330,051	$1,094,290	$980,597
Add: Restricted stock and stock options recorded as
expense, net of tax	10,215	5,942	32,694	18,026
Deduct: Total stock-based compensation
expense, net of tax	(10,215)	(10,552)	(32,694)	(31,856)
Pro forma net income	$408,202	$325,441	$1,094,290	$966,767

Net income per share:
Basic – as reported	$1.44	$1.10	$3.81	$3.21
Basic – pro forma	$1.44	$1.08	$3.81	$3.17
Diluted – as reported	$1.43	$1.09	$3.78	$3.19
Diluted – pro forma	$1.43	$1.07	$3.78	$3.14

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Restricted Stock:
Pretax compensation expense	$7,679	$8,076	$25,458	$24,475
Tax benefit	(2,054)	(2,134)	(6,767)	(6,449)
Restricted stock expense, net of tax	$5,625	$5,942	$18,691	$18,026

Stock Options:
Pretax compensation expense	$6,468	$—	$19,782	$—
Tax benefit	(1,878)	—	(5,779)	—
Stock option expense, net of tax	$4,590	$—	$14,003	$—

Total Stock-Based Compensation:
Pretax compensation expense	$14,147	$8,076	$45,240	$24,475
Tax benefit	(3,932)	(2,134)	(12,546)	(6,449)
Total restricted stock and stock options recorded as
expense, net of tax	$10,215	$5,942	$32,694	$18,026

The following table summarizes the annual estimated pretax impact of compensation cost related to equity awards granted through September 30, 2005:

(In thousands)

	Stock-Based Compensation Programs
For the years ended December 31	Restricted Stock	Stock Options	Total
2005	$32,896	$25,640	$58,536
2006	12,554	9,473	22,027
2007	—	6,469	6,469
2008	—	4,218	4,218
	$45,450	$45,800	$91,250

The following table summarizes information on unvested restricted stock and stock options outstanding as of September 30, 2005:

	Nine Months Ended September 30
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock
Unvested, January 1, 2005	612,482	$76.35
Vested	(28,105)	76.04
Forfeited	(30,526)	75.91
Unvested, September 30, 2005	553,851	76.39

Unvested Options
Unvested, January 1, 2005	3,378,542	$21.98
Vested	(177,444)	21.84
Forfeited	(22,739)	21.76
Unvested, September 30, 2005	3,178,359	21.99

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

The weighted-average grant-date fair value of options granted during 2004 was $21.99 per share. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2005 and 2004 was $15,858,000 and $77,519,000, respectively. Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2005 was $199,549,000 and $185,068,000, respectively. Exercise of options during the nine months ended September 30, 2005 and 2004, resulted in cash receipts of $18,318,000 and $69,029,000, respectively. For the quarter ended September 30, 2005, the weighted average remaining contractual term of options outstanding and options exercisable was 5.86 years and 4.75 years, respectively.

(2)	INVENTORIES:

Inventories at September 30, 2005 and December 31, 2004 were as follows:

(In thousands)

	September 30, 2005	December 31, 2004
Raw material	$359,595	$385,036
Work-in-process	132,139	118,052
Finished goods	737,933	778,068
	$1,229,667	$1,281,156

(3)	COMPREHENSIVE INCOME:

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments.

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$408,202	$330,051	$1,094,290	$980,597
Foreign currency translation adjustments, net of tax	(10,243)	2,570	(209,094)	25,808
Total comprehensive income	$397,959	$332,621	$885,196	$1,006,405

(4)	GOODWILL AND INTANGIBLE ASSETS:

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

Amortization and impairment of goodwill and other intangible assets for the periods ended September 30, 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Goodwill:
Impairment	$—	$—	$6,206	$11,492
Intangible Assets:
Amortization	15,770	10,617	45,718	25,980
Impairment	—	—	5,049	10,220
Total	$15,770	$10,617	$56,973	$47,692

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

(5)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS:

Pension and other postretirement benefit costs for the periods ended September 30, 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$21,270	$19,846	$3,237	$3,341	$64,080	$58,979	$9,709	$10,130
Interest cost	21,280	20,633	7,573	8,719	64,367	61,843	22,720	25,947
Expected return on plan assets	(30,973)	(29,523)	(1,439)	(866)	(93,462)	(88,483)	(4,316)	(2,599)
Amortization of actuarial loss	2,199	1,256	311	1,383	6,783	3,756	934	4,210
Amortization of prior service cost (income)	(570)	(576)	1,684	1,684	(1,708)	(1,728)	5,052	5,052
Amortization of net transition amount	(4)	(35)	—	—	(10)	(103)	—	—
Settlement/curtailment loss	—	—	—	—	—	58	—	—
Net periodic benefit cost	$13,202	$11,601	$11,366	$14,261	$40,050	$34,322	$34,099	$42,740

The Company expects to contribute $98,000,000 to its pension plans in 2005. As of September 30, 2005, contributions of $91,425,000 have been made.

(6)	SHORT-TERM DEBT:

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

The Company had outstanding commercial paper of $278,458,000 at September 30, 2005 and $134,982,000 at December 31, 2004.

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

(In thousands)	Minimum	Maximum
Estimated repatriation	$1,054,000	$1,218,000
Estimated U.S. tax cost of repatriation	$29,500	$35,000

In 2004, the Company recorded a deferred tax liability of $25,000,000 to reflect the estimated tax cost of the minimum foreign dividends expected to be repatriated under the AJCA in 2005. As of September 30, 2005, the Company has repatriated $1,054,000,000 and recorded additional tax expense in the third quarter of 2005 of $4,500,000 to reflect the estimated tax cost of foreign dividends.

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

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating revenues	$3,257,600	$2,967,168	$9,627,535	$8,679,788
Operating income	619,220	512,238	1,663,963	1,521,416
Margin %	19.0%	17.3%	17.3%	17.5%

In the third quarter and year-to-date periods of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	4.1%	9.5%	0.9%	4.7%	10.9%	1.0%
Changes in variable margins and
overhead costs	—	4.0	0.7	—	(3.5)	(0.6)
Total	4.1	13.5	1.6	4.7	7.4	0.4

Restructuring costs	—	(2.7)	(0.5)	—	(1.5)	(0.2)
Impairment of goodwill and intangibles	—	—	—	—	0.7	0.1
Acquisitions and divestitures	3.9	2.4	(0.3)	4.8	2.5	(0.4)
Translation	0.8	1.2	0.1	2.0	2.0	—
Leasing and Investments	1.1	6.5	0.8	(0.3)	(1.7)	(0.2)
Intercompany	(0.1)	—	—	(0.3)	—	0.1
Total	9.8%	20.9%	1.7%	10.9%	9.4%	(0.2)%

North America base business revenues increased 5% in the third quarter of 2005 and 6% year-to-date. Internationally, base business revenues increased 2% in the third quarter and 3% year-to-date. The growth in North American revenues in both periods was primarily due to the continuing impact of price increases implemented to offset raw material cost increases, modest growth in industrial production and increased demand in certain capital equipment markets. Slowing economic growth in Europe continues to hamper international revenue growth.

Operating income for the third quarter of 2005 and year-to-date period improved due to leverage from the growth in base business revenue, income from acquired companies and favorable currency translation. These increases were partially offset in both periods by increased restructuring expenses. Variable margins improved modestly in the third quarter of 2005 due to price increases to recover higher raw material costs. However, year-to-date variable margins have remained below last year’s levels for the year-to-date period due to raw material cost increases. Lower overhead cost in the third quarter of 2005 also contributed to the increase in income. Leasing and Investments income increased in the third quarter due to gains on sales in the commercial mortgage portfolio but decreased year-to-date due to lower year-to-date gains on sales of mortgage properties and lower income from leases of equipment. In addition, operating income in the third quarter and year-to-date periods was negatively impacted by pretax charges to expense stock options of $6.5 million and $19.8 million, respectively. A 2005 first quarter charge of $8.7 million to resolve accounting issues at a European food equipment business negatively impacted income in the year-to-date period.

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

The results of operations for the Engineered Products – North America segment for the third quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating revenues	$959,665	$869,926	$2,849,673	$2,544,732
Operating income	180,942	149,381	502,276	442,230
Margin %	18.9%	17.2%	17.6%	17.4%

In the third quarter of 2005 and year-to-date periods, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	2.3%	5.4%	0.5%	2.8%	6.6%	0.6%
Changes in variable margins and
overhead costs	—	12.2	2.1	—	2.9	0.5
Total	2.3	17.6	2.6	2.8	9.5	1.1

Restructuring costs	—	(0.6)	(0.1)	—	(1.5)	(0.3)
Impairment of goodwill and intangibles	—	—	—	—	0.5	0.1
Acquisitions and divestitures	7.6	3.8	(0.8)	8.9	4.9	(0.7)
Translation	0.4	0.3	—	0.3	0.2	—
Total	10.3%	21.1%	1.7%	12.0%	13.6%	0.2%

Revenues increased in the third quarter and year-to-date periods primarily due to revenues from acquisitions and higher base business revenues. Construction base revenues increased 2% for both the third quarter and year-to-date periods, primarily as a result of growth in the residential, remodeling/rehab and commercial construction markets. Automotive base revenues increased 3% and 1% for the third quarter and year-to-date periods, respectively, despite a 6% year-to-date decline in automotive production at the large domestic North American automotive manufacturers. This was due to increased product penetration which helped to offset lower production levels. Base revenues from the other industrial-based businesses in this segment grew 3% and 6% for the third quarter and year-to-date periods, respectively, as a result of increased demand in a broad array of end markets. The incremental acquisition revenue in the third quarter was primarily related to the acquisitions of a construction business in the second quarter of 2004, an automotive components business in the third quarter of 2004, one engineered polymers business in the fourth quarter of 2004, another engineered polymers business in the first quarter of 2005 and an automotive fasteners business in the third quarter of 2005. Year-to-date revenue also benefited from the acquisition of a construction business in the second quarter of 2004.

Operating income increased for the third quarter and year-to-date periods of 2005 primarily due to leverage from the growth in base business revenues described above, increased acquisition income and lower overhead costs stemming from 2004 restructuring projects. In addition, variable margins increased 0.4% in the third quarter of 2005 as raw material cost increases were fully recovered through price increases. Year-to-date variable margins declined 0.7% due to raw material cost increases as well as sales declines in high margin businesses. In addition, year-to-date income was higher due to lower goodwill and intangible asset impairment charges over the prior year. In the first quarter of 2005, an intangible asset impairment charge of $5.1 million was recorded related to the intangibles of a U.S. manufacturer of clean room mats. Additionally, year-to-date income increased due to a $10.0 million charge in the second quarter of 2004 associated with a warranty issue related to a discontinued product at the Wilsonart laminate business.

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

The results of operations for the Engineered Products – International segment for the third quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating revenues	$656,786	$624,225	$2,011,402	$1,800,597
Operating income	100,293	95,983	286,333	262,523
Margin %	15.3%	15.4%	14.2%	14.6%

In the third quarter and year-to-date periods of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(0.7)%	(1.8)%	(0.2)%	—%	(0.1)%	—%
Changes in variable margins and
overhead costs	—	3.0	0.5	—	(2.8)	(0.5)
Total	(0.7)	1.2	0.3	—	(2.9)	(0.5)

Restructuring costs	—	(4.1)	(0.6)	—	(1.8)	(0.3)
Impairment of goodwill and intangibles	—	—	—	—	3.2	0.5
Acquisitions and divestitures	4.5	4.6	—	7.3	5.0	(0.3)
Translation	1.4	2.8	0.2	4.4	5.6	0.2
Total	5.2%	4.5%	(0.1)%	11.7%	9.1%	(0.4)%

Revenues increased in the third quarter and year-to-date periods of 2005 due to higher revenues from acquisitions and the favorable effect of currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. The acquisition revenue increase was primarily due to the acquisition of a European polymers business at the end of the fourth quarter of 2004 and a European construction business in the second quarter of 2005. Year-to-date revenue was also favorably impacted by the second quarter 2004 acquisition of two European fluid products businesses and a first quarter 2004 acquisition of a European polymers business. Base business construction revenues increased 1% and 3% in the third quarter and year-to-date, respectively, as the European and Australasian markets remained weak in the third quarter of 2005. Increased demand at the Wilsonart high pressure laminate businesses offset declines in other sectors of the Asian construction businesses in the third quarter and year-to-date. In addition, automotive base revenues declined 3% and 4% in the third quarter and year-to-date period, respectively, primarily due to declines in automotive production at some European automotive manufacturers. The other businesses in this segment serve a broad array of industrial and commercial end markets. Base revenues from these businesses decreased 2% and 1% for the third quarter and year-to-date periods of 2005, respectively, due primarily to the sluggish European economy.

Operating income for the third quarter of 2005 increased primarily due to acquisitions, lower operating costs and the favorable effect of currency translation offset by lower base revenues and increased restructuring expenses. Year-to-date income increased primarily due to favorable currency translation, acquisitions, and lower impairment expenses offset by higher operating costs and restructuring expenses.

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

The results of operations for the Specialty Systems – North America segment for the third quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating revenues	$1,054,316	$964,847	$3,097,954	$2,823,895
Operating income	211,479	165,558	576,998	488,974
Margin %	20.1%	17.2%	18.6%	17.3%

In the third quarter and year-to-date periods of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	8.2%	19.2%	1.7%	8.7%	20.5%	1.9%
Changes in variable margins and
overhead costs	—	6.3	1.0	—	(4.3)	(0.7)
Total	8.2	25.5	2.7	8.7	16.2	1.2

Restructuring costs	—	1.1	0.2	—	0.7	0.1
Impairment of goodwill and intangibles	—	—	—	—	—	—
Acquisitions and divestitures	0.5	0.3	—	0.5	0.4	—
Translation	0.6	0.8	—	0.5	0.7	—
Total	9.3%	27.7%	2.9%	9.7%	18.0%	1.3%

Base business revenue growth in the third quarter and year-to-date periods of 2005 was primarily due to an increase in demand for machinery and consumables in most of the end markets that this segment serves. Welding base revenues increased 25% and 20% in the third quarter and year-to-date periods of 2005, respectively, and industrial packaging base revenues grew 3% in both periods. Food equipment base revenues increased 1% and 5% in the third quarter and year-to-date periods, respectively, resulting from increased demand from restaurant and institutional customers as well as increased parts and service revenue. Base revenues in the other businesses in this segment, including the marking, decorating and finishing businesses, increased 8% and 10% in the third quarter and year-to-date periods, respectively.

Operating income increased in the third quarter and year-to-date periods of 2005 primarily due to leverage from the base business revenue increases described above. Variable margins increased 0.6% in the third quarter as price increases fully covered raw material cost increases. Year-to-date variable margins declined 0.8% due to raw material cost increases. In addition, third quarter 2005 income increased due to a reduction in overhead costs, stemming from prior year restructuring projects.

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

The results of operations for the Specialty Systems – International segment for the third quarter and year-to-date periods of 2005 and 2004 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating revenues	$638,967	$591,467	$1,909,351	$1,702,920
Operating income	73,043	81,094	219,809	223,966
Margin %	11.4%	13.7%	11.5%	13.2%

In the third quarter and year-to-date periods of 2005, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	4.5%	12.8%	1.1%	5.3%	15.9%	1.3%
Changes in variable margins and
overhead costs	—	(13.0)	(1.7)	—	(16.8)	(2.1)
Total	4.5	(0.2)	(0.6)	5.3	(0.9)	(0.8)

Restructuring costs	—	(13.6)	(1.8)	—	(6.5)	(0.8)
Impairment of goodwill and intangibles	—	—	—	—	0.1	—
Acquisitions and divestitures	2.8	2.1	(0.1)	2.7	0.5	(0.2)
Translation	0.7	1.8	0.2	4.1	4.9	0.1
Total	8.0%	(9.9)%	(2.3)%	12.1%	(1.9)%	(1.7)%

Revenues increased in the third quarter and year-to-date periods of 2005 mainly due to base business revenue growth, revenues from acquired companies and favorable currency translation, primarily as a result of the Euro strengthening versus the U.S. dollar. Food equipment base revenues increased 3% and 4% in the third quarter and year-to-date periods, respectively, while industrial packaging base revenues increased 6% and 7% in the third quarter and year-to-date periods, respectively. Other base business revenues, including the welding and finishing businesses, increased 2% in both the third quarter and year-to-date periods of 2005. The incremental acquisition revenue was primarily related to the acquisition of a decorating business in the first quarter of 2005, a resealable plastic packaging business in the third quarter of 2005 and an aircraft ground power business in the third quarter of 2005.

Operating income increased in the third quarter and year-to-date periods of 2005 primarily as a result of the revenue increases and currency changes described above. Variable margin declines of 0.5% and 0.9% in the third quarter and year-to-date periods, respectively, offset these increases. Year-to-date variable margins were adversely affected by raw material cost increases. Also, third quarter 2005 income was negatively impacted by an increase in overhead costs. Third quarter 2005 income was adversely affected by increased restructuring expenses primarily related to several industrial packaging, food equipment and decorating businesses. In addition, year-to-date operating income decreased due to a 2005 first quarter adjustment of $8.7 million to resolve accounting issues at a European food equipment business.

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

The results of operations for the Leasing and Investments segment for the third quarter and year-to-date periods of 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating revenues	$57,585	$23,568	$89,883	$115,472
Operating income	53,463	20,222	78,547	103,723

Operating income (loss) by investment for the third quarter and year-to-date periods of 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Mortgage investments	$37,096	$10,296	$48,733	$64,134
Venture capital limited partnership	8,477	(255)	7,968	11,291
Leases of equipment	2,718	6,249	7,963	17,641
Property developments	2,600	2,971	6,585	4,790
Properties held for sale	(334)	(533)	(1,227)	2,291
Other	2,906	1,494	8,525	3,576
	$53,463	$20,222	$78,547	$103,723

In the third quarter of 2005 operating income was higher primarily due to gains of $35.6 million on sales of three commercial mortgage properties, partially offset by impairments of $6.1 million, versus gains of $2.9 million on the sale of three commercial mortgage properties in 2004. In the third quarter of 2005, income from mark-to-market adjustments on venture capital was $9.2 million higher than in 2004.

For the year-to-date period, operating income was lower primarily due to gains net of impairments on commercial mortgage properties of $23.4 million in 2005 versus net gains of $41.1 million in 2004. Additionally, in the year-to-date 2005 period, income from leases of equipment was $9.6 million lower than 2004 due to the normal decline in leveraged lease income.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Engineered Products - North America	$959,665	$869,926	$2,849,673	$2,544,732
Engineered Products – International	656,786	624,225	2,011,402	1,800,597
Specialty Systems - North America	1,054,316	964,847	3,097,954	2,823,895
Specialty Systems – International	638,967	591,467	1,909,351	1,702,920
Intersegment revenues	(109,719)	(106,865)	(330,728)	(307,828)
Total manufacturing operating revenues	3,200,015	2,943,600	9,537,652	8,564,316
Leasing and Investments	57,585	23,568	89,883	115,472
Total operating revenues	$3,257,600	$2,967,168	$9,627,535	$8,679,788

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

Amortization and impairment of goodwill and other intangible assets for the periods ended September 30, 2005 and 2004 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Goodwill:
Impairment	$—	$—	$6,206	$11,492
Intangible Assets:
Amortization	15,770	10,617	45,718	25,980
Impairment	—	—	5,049	10,220
Total	$15,770	$10,617	$56,973	$47,692

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

INTEREST EXPENSE

Interest expense increased to $64.3 million in the first nine months of 2005 from $53.4 million in 2004 primarily due to interest expense related to the issuance of commercial paper in the fourth quarter of 2004 and the first three quarters of 2005 offset by lower interest expense at international operations.

OTHER INCOME

Other income decreased to $9.5 million for the first nine months of 2005 from $17.5 million in 2004, primarily due to an estimated loss on a proposed divestiture in 2005, lower interest income in 2005 versus 2004 and losses in 2005 on the sale of fixed assets versus gains in 2004. This is partially offset by currency translation gains in 2005 versus losses in 2004 and lower minority interest expense in 2005.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $1,094.3 million ($3.78 per diluted share) in the first nine months of 2005 was 11.6% higher than the 2004 income from continuing operations of $980.4 million ($3.19 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2005 increased operating revenues for the first nine months of 2005 by approximately $179.0 million and increased earnings by approximately 7 cents per diluted share.

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

On April 19, 2004 the Company’s Board of Directors authorized a stock repurchase program, which provides for the buy back of up to 31 million shares. In the third quarter of 2005, the Company repurchased 5,527,805 shares of its common stock at an average price of $84.86 per share. Since the inception of the program, the Company has repurchased 31,000,000 shares of its common stock for $2.8 billion at an average price of $89.41 per share. The Company completed the share repurchase program in the third quarter of 2005.

Summarized cash flow information for the third quarter and year-to-date periods of 2005 and 2004 was as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net cash provided by operating activities	$559,297	$452,545	$1,360,572	$1,149,063
Proceeds from investments	18,580	18,837	46,218	57,289
Additions to plant and equipment	(71,316)	(68,088)	(216,025)	(197,860)
Free operating cash flow	$506,561	$403,294	$1,190,765	$1,008,492

Acquisitions	$(112,592)	$(62,066)	$(312,736)	$(438,865)
Cash dividends paid	(79,909)	(73,572)	(242,708)	(221,548)
Purchase of investments	(18,029)	(6,986)	(91,273)	(35,680)
Repurchases of common stock	(469,112)	(943,014)	(1,041,798)	(1,202,124)
Net proceeds (repayments) of debt	(318,673)	38,427	224,700	26,881
Other	(15,580)	36,992	(42,995)	108,644
Net decrease in cash and equivalents	$(507,334)	$(606,925)	$(316,045)	$(754,200)

Return on Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the third quarter and year-to-date periods of 2005 and 2004 was as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating income after taxes	$421,070	$338,007	$1,131,495	$1,004,135

Total debt	$1,344,144	$1,021,071	$1,344,144	$1,021,071
Less: Leasing and investment debt	(146,254)	(79,357)	(146,254)	(79,357)
Less: Cash and equivalents	(351,345)	(930,283)	(351,345)	(930,283)
Adjusted net debt	846,545	11,431	846,545	11,431
Total stockholders’ equity	7,281,126	7,543,307	7,281,126	7,543,307
Invested capital	$8,127,671	$7,554,738	$8,127,671	$7,554,738
Average invested capital	$8,122,104	$7,553,791	$8,132,236	$7,330,088
Annualized return on average invested capital	20.7%	17.9%	18.6%	18.3%

The 280 basis point increase in ROIC in the third quarter of 2005 was due primarily to a 25% increase in after-tax operating income, mainly as a result of increased operating income from base business and Leasing and Investments and a decrease in the effective tax rate to 32% in the third quarter of 2005 from 34% in the third quarter of 2004. The positive impact was partially offset by an increase in average invested capital from acquisitions.

The 30 basis point increase in ROIC for year-to-date 2005 was due primarily to a 13% increase in after-tax operating income, mainly as a result of increased operating income from base business and a decrease in the year-to-date effective tax rate to 32% in 2005 from 34% in 2004. The positive impact was partially offset by an increase in average invested capital from acquisitions.

Working Capital

Net working capital at September 30, 2005 and December 31, 2004 is summarized as follows:

(Dollars in thousands)

	September 30, 2005	December 31, 2004	Increase/(Decrease)
Current Assets:
Cash and equivalents	$351,345	$667,390	$(316,045)
Trade receivables	2,168,592	2,054,624	113,968
Inventories	1,229,667	1,281,156	(51,489)
Other	303,221	319,028	(15,807)
	4,052,825	4,322,198	(269,373)
Current Liabilities:
Short-term debt	378,609	203,523	175,086
Accounts payable and accrued expenses	1,518,898	1,563,191	(44,293)
Other	122,894	84,257	38,637
	2,020,401	1,850,971	169,430
Net Working Capital	$2,032,424	$2,471,227	$(438,803)
Current Ratio	2.01	2.34

Cash and equivalents decreased due to the repurchase of common stock and cash paid for acquisitions and dividends, partially offset by cash flows from operating activities. Trade receivables increased due to increased sales. The increase in domestic short-term debt is primarily due to the issuance of commercial paper to fund the stock repurchase program, acquisitions and dividends.

In May 2005, the U.S. Treasury Department and the Internal Revenue Service issued a notice that provides detailed tax guidance for U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary tax rate available under the American Jobs Creation Act of 2004. As of September 30, 2005, the Company has repatriated $1.1 billion in foreign dividends.

Debt

Total debt at September 30, 2005 and December 31, 2004 was as follows:

(Dollars in thousands)

	September 30, 2005	December 31, 2004
Short-term debt	$378,609	$203,523
Long-term debt	965,535	921,098
Total debt	$1,344,144	$1,124,621

Total debt to capitalization	15.6%	12.8%

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

The Company had outstanding commercial paper of $278.5 million at September 30, 2005 and $135.0 million at December 31, 2004.

On March 18, 2005, the Company issued $53.7 million of 4.88% senior notes due December 31, 2020 at 100% of face value. The effective interest rate of the senior debt is 4.96%.

In June 2003, the Company entered into a $350.0 million revolving credit facility (“RCF”). This RCF was replaced on June 17, 2005, by a $350.0 million RCF with a termination date of June 17, 2010.

Stockholders’ Equity

The changes to stockholders’ equity during 2005 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2004	$7,627,610
Net income	1,094,290
Cash dividends declared	(253,439)
Repurchase of common stock	(1,041,798)
Stock option and restricted stock activity	63,557
Currency translation adjustments	(209,094)
Total stockholders’ equity, September 30, 2005	$7,281,126

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding 2005 contributions to the Company’s pension plans, the adequacy of internally generated funds, the meeting of dividend payout objectives, the outcome of outstanding legal proceedings, the amount of foreign dividends repatriated in 2005, and the impact of compensation costs related to stock-based compensation arrangements. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn in the construction, automotive, general industrial, food retail and service, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s President & Chief Executive Officer and Vice President & Controller, Financial Reporting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2005. Based on such evaluation, the Company’s President & Chief Executive Officer and Vice President & Controller, Financial Reporting, have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s President & Chief Executive Officer and Vice President & Controller, Financial Reporting, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2005 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2004, the Company’s Board of Directors authorized a repurchase of up to 31,000,000 shares of common stock. The Company completed the share repurchase program in the third quarter of 2005.

Share repurchase activity for the third quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that may yet be Purchased Under Program
July 2005	1,324,290	$82.61	1,324,290	4,203,515
August 2005	3,493,504	85.87	3,493,504	710,011
September 2005	710,011	84.10	710,011	—
Total	5,527,805	84.86	5,527,805

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: October 28, 2005	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Vice President & Controller, Financial Reporting
(Principal Accounting & Financial Officer)