Form 10-K
period 2005-12-31
ILLINOIS TOOL WORKS INC
filed 2006-02-24
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  X           No
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes              No  X
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X           No
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  X           Accelerated filer              Non-accelerated filer
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes              No  X
          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $16,500,000,000, based on the New York Stock Exchange closing sales price as of June 30, 2005.
          Shares of Common Stock outstanding at January 31, 2006 — 280,918,867.
Documents Incorporated by Reference

2005 Annual Report to Stockholders	Parts I, II, IV
2006 Proxy Statement for Annual Meeting of Stockholders to be held on May 5, 2006	Part III

PART I

ITEM 1.	Business
General
      Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a worldwide manufacturer of highly engineered products and specialty systems. The Company has approximately 700 operations in 48 countries which were aggregated and organized for internal reporting purposes in 2005 into the following five segments:
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
      In the plastic and metal components and fasteners category, products include:

•	metal fasteners and fastening tools for the commercial and residential construction industries;

•	metal plate connecting components and software for the commercial and residential construction industries;

•	laminate products for the commercial and residential construction industries and furniture markets;

•	specialty laminate film used in the construction market;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance, furniture and electronics applications; and

•	plastic fasteners for automotive, appliance and electronics applications.
      In the specialty products category, products include:

•	reclosable packaging for consumer food applications;

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;

•	hand wipes and cleaners for use in industrial manufacturing locations;

•	chemical fluids which clean or add lubrication to machines and automobiles;

•	adhesives for industrial, construction and consumer purposes;

•	epoxy and resin-based coating products for industrial applications;

•	components for industrial machines;

•	manual and power operated chucking equipment for industrial applications; and

•	automotive aftermarket maintenance and appearance products.
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

      In the plastic and metal components and fastener category, products include:

•	metal fasteners and fastening tools for the commercial and residential construction industries;

•	laminate products for the commercial and residential construction industries and furniture markets;

•	specialty laminate film used in the construction market;

•	metal plate connecting components and software for the commercial and residential construction markets;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance and electronics applications; and

•	plastic fasteners for automotive, appliance and electronics applications.
      In the specialty products category, products include:

•	electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines and automobiles;

•	epoxy and resin-based coating products for industrial applications; and

•	manual and power operated chucking equipment for industrial applications.
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
      In the machinery and related consumables category, products include:

•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;

•	welding equipment and metal consumables for a variety of end market users;

•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;

•	plastic stretch film and related packaging equipment for various industrial purposes;

•	paper and plastic products used to protect shipments of goods in transit;

•	marking tools and inks for various end users; and

•	foil and film and related equipment used to decorate a variety of consumer products.
      In the specialty equipment category, products include:

•	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;

•	paint spray equipment for a variety of general industrial applications;

•	materials and structural testing machinery and software;

•	static control equipment for electronics and industrial applications;

•	wheel balancing and tire uniformity equipment used in the automotive industry; and

•	airport ground power generators for commercial and military applications.
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
      In the machinery and related consumables category, products include:

•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;

•	welding equipment and metal consumables for a variety of end market users;

•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;

•	plastic bottle sleeves and related equipment for the food and beverage industry;

•	plastic stretch film and related packaging equipment for various industrial purposes;

•	paper and plastic products used to protect shipments of goods in transit; and

•	foil and film and related equipment used to decorate a variety of consumer products.
      In the specialty equipment category, products include:

•	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;

•	materials and structural testing machinery and software;

•	paint spray equipment for a variety of general industrial applications;

•	static control equipment for electronics and industrial applications; and

•	airport ground power generators for commercial applications.
      Leasing and Investments: Businesses in this segment make investments in mortgage entities; leases of telecommunications, aircraft, air traffic control and other equipment; properties; affordable housing and a venture capital fund.
      The Company’s significant investments are described below:

1)	Mortgage investments — In 1995, 1996 and 1997, the Company invested a total of $300.0 million in three separate mortgage entities. In these essentially similar transactions, the mortgage entities entered into various agreements with a AAA-rated third party related to commercial mortgage loans and real estate whereby the Company paid cash of $240.0 million ($80.0 million for each transaction), issued preferred stock of subsidiaries of $60.0 million ($20.0 million for each transaction) and the mortgage entities issued nonrecourse notes payable of $739.7 million. These agreements, each covering a ten-year period, are summarized as follows:

•	The third party transferred to the mortgage entities legal title in pools of sub-performing commercial mortgage loans and real estate (collectively, the “mortgage-related assets”). To balance the economics of the transactions, a Treasury security was added to the pool of mortgage-related assets in the second transaction and an annuity contract was added to the pool of mortgage-related assets in the third transaction.

•	The mortgage entities entered into swap agreements with the third party whereby:

•	The third party (the “swap counter party”) makes the contractual principal and interest payments on the mortgage entities’ nonrecourse notes payable.

•	The swap counter party receives all of the annual operating cash flows from the pools of mortgage-related assets, except for specified amounts which are paid to the Company.

•	By the tenth year of each transaction, the swap counter party (who is also the asset servicer) is required to sell all of the mortgage-related assets. The Company receives the first $127.2 million of the disposition proceeds, which is equal to the redemption value (liquidation value plus accrued dividends) of the $60.0 million preferred stock of subsidiaries. The swap counter party receives the next $317.6 million of the disposition proceeds, which will be used to pay the principal and interest on the nonrecourse notes payable due in year 10.

•	The mortgage entities entered into Servicing, Administration and Management agreements (the “servicing agreements”) with the swap counter party whereby the swap counter party will perform all aspects of the servicing, management and marketing of the pools of mortgage-related assets. In addition, under the terms of the servicing agreements, the swap counter party will collect all cash flows from the assets and make the required swap payments to the mortgage entities, the Company and the holder of the nonrecourse notes payable. In exchange for these services, the swap counter party is paid an annual servicing fee equal to a percentage of the mortgage-related assets managed and a disposition fee equal to a portion of the disposition proceeds from the sale of the mortgage-related assets at the end of ten years.

•	To significantly reduce the risk that the Company will not receive its specified annual cash flow per year, the swap counter party transferred to the Company legal title to certain membership interests in three limited liability corporations, which own separate pools of performing mortgage loans and real estate. In the event that the pools of mortgage-related assets do not generate interest and net operating cash flow greater than the specified amounts, the Company has the right to receive the shortfall from the cash flow generated by separate pools of mortgage-related assets (owned by third parties in which the Company has minimal interest).

•	In 2000, the servicing agreements were amended such that the disposition proceeds from the sales of the original mortgage-related assets were allowed to be reinvested in replacement mortgage-related assets. As part of the amendment, the swap counter party guaranteed that the disposition proceeds of the replacement mortgage-related assets would be no less than the disposition proceeds from the sales of the original mortgage-related assets.

In December 2005, in accordance with the 10-year term of the transaction, all remaining mortgage-related assets related to the 1995 mortgage investment transaction (the “First Mortgage Transaction”) were sold. The Company received $150.8 million for its share of the disposition proceeds and paid $32.0 million for the redemption of preferred stock of a subsidiary and related accrued dividends. As of December 31, 2005, there are no remaining assets or liabilities related to the First Mortgage Transaction.

See the Leasing and Investments section of the Management’s Discussion and Analysis in the Company’s 2005 Annual Report to Stockholders for further discussion of the estimated future cash flows and risks related to these mortgage investments.

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

Prior to the adoption of FIN 46 for the mortgage investments as of July 1, 2003, each asset and liability of the mortgage entities was recorded based on the appropriate accounting method for each component. See the Investments note in the Company’s 2005 Annual Report to Stockholders for a detailed explanation of the accounting methods used prior to the adoption of FIN 46 for the various assets in these transactions.

2)	Leases of equipment — The Company has entered into numerous leases of telecommunications, aircraft, air traffic control and other equipment. These leases are accounted for as leveraged, operating or sales-type leases. See the Investments note in the Company’s 2005 Annual Report to Stockholders for further discussion of these leases.

3)	Affordable housing limited partnerships — The Company has entered into several affordable housing limited partnerships primarily to receive tax benefits in the form of tax credits and tax deductions from operating losses. See the Investments note in the Company’s 2005 Annual Report to Stockholders for further discussion of these investments.

4)	Venture capital limited partnership — The Company entered into a venture capital limited partnership in 2001 that invests in late-stage venture capital opportunities. The Company has committed to total capital contributions to this partnership of $100.0 million over a five-year period. See the Investments note in the Company’s 2005 Annual Report to Stockholders for further discussion of these investments.

5)	Prepaid forward contract — The Company’s investment in the prepaid forward contract was initially recorded at cost. See the Investments note in the Company’s 2005 Annual Report to Stockholders for further discussion of these investments.

6)	Properties held for sale — Properties held for sale are former manufacturing or office facilities located primarily in the United States that are no longer used by the Company’s operations and are currently held for sale. See the Investments note in the Company’s 2005 Annual Report to Stockholders further discussion of these investments.

7)	Property developments — The Company has invested in property developments with a residential construction developer through partnerships in which the Company has a 50% interest. See the Investments note in the Company’s 2005 Annual Report to Stockholders for further discussion of these investments.
In January 2006, the Company announced that given the planned run-off of assets in the Leasing and Investments portfolio and its desire to utilize free cash flow for core manufacturing investments and acquisitions, rather than to make additional financial investments, management has decided to no longer report this activity as a segment on a prospective basis. In 2006, income from these activities will be reported as non-operating investment income.
80/20 Business Process
      A key element of the Company’s business strategy is its continuous 80/20 business process for both existing businesses and new acquisitions. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 business process to simplify and focus on the key parts of their business, and as a result, reduce complexity that often disguises what is truly important. The Company’s 700 operations utilize the 80/20 process in various aspects of its business. Common applications of the 80/20 business process include:

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
Discontinued Operations
      Discontinued Operations represents the Company’s former Consumer Products segment which was comprised of the following businesses: Precor specialty exercise equipment, West Bend small appliances and premium cookware, and Florida Tile ceramic tile. The Company’s net loss on disposal of the segment was $0.9 million in 2004 and $16.5 million in 2003. In 2002, the Company recorded an estimated after-tax net gain on disposal of the segment of $2.4 million, which was deferred pending the completion of the sale of Florida Tile in 2003.
Current Year Developments
      Refer to pages 30 through 48, Management’s Discussion and Analysis, in the Company’s 2005 Annual Report to Stockholders.
Financial Information about Segments and Markets
      Segment and geographic data and operating results of the segments are included on pages 31 through 41 and 74 through 76 of the Company’s 2005 Annual Report to Stockholders.

      The principal end markets served by the Company’s four continuing manufacturing segments are as follows:

	% of 2005 Operating Revenues by
	Manufacturing Segment

	Engineered		Specialty
	Products-	Engineered	Systems-	Specialty
	North	Products-	North	Systems-
End Markets Served	America	International	America	International

Construction	45%	39%	11%	6%
Automotive	28	28	4	4
General Industrial	9	13	25	29
Food Institutional and Retail	—	—	25	19
Consumer Durables	5	6	3	2
Electronics	3	4	1	2
Food and Beverage	3	1	8	14
Industrial Capital Goods	1	1	5	6
Paper Products	—	—	4	4
Other	6	8	14	14

	100%	100%	100%	100%

      The Company’s manufacturing businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.
Backlog
      Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by manufacturing segment as of December 31, 2005 and 2004 is summarized as follows:

	Backlog in Thousands of Dollars

	Engineered		Specialty
	Products-	Engineered	Systems-	Specialty
	North	Products-	North	Systems-
	America	International	America	International	Total

2005	$292,000	$274,000	$273,000	$268,000	$1,107,000
2004	$287,000	$268,000	$231,000	$171,000	$957,000
      Backlog orders scheduled for shipment beyond calendar year 2006 were not material in any manufacturing segment as of December 31, 2005.
      The information set forth below is applicable to all industry segments of the Company unless otherwise noted:
Competition
      The Company’s global competitive environment is complex because of the wide diversity of products the Company manufactures and the many markets it serves. Depending on the product or market, the Company may compete with a few other companies or with many others. The Company is a leading producer of plastic and metal components and fasteners; laminate products; polymers and fluid products; automotive aftermarket maintenance and appearance products; welding products; packaging machinery and related consumables; equipment for materials testing; food service equipment; and industrial finishing equipment.

Raw Materials
      The Company uses raw materials of various types, primarily metals, plastics and paper, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, nor are any such problems anticipated.
Research and Development
      The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 54 of the Company’s 2005 Annual Report to Stockholders.
      The Company owns approximately 3,300 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 1,200 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.
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
Trademarks
      Many of the Company’s products are sold under various owned or licensed trademarks, which are important to the Company. Among the most significant are: ITW, Acme, Angleboard, Apex, Bernard, Binks, Buildex, Chemtronics, Corex, Deltar, Devcon, DeVilbiss, Dymon, Dynatec, Elga, Evercoat, Fastex, Forkardt, Foster, Gema, Hi-Cone, Hobart, Instron, Intellibuild, Keps, Krafft, LPS, Magna, Magnaflux, Miller, Mima, Minigrip, Nexus, Orgapack, Paktron, Paslode, Permatex, Pryda, Ramset, Ransburg, Red Head, Resopal, Rippey, Rockwell, Rocol, Shakeproof, Shore, Signode, Simco, Spiroid, Spit, Stero, Strapex, Teks, Tempil, Tenax, Texwipe, Traulsen, Truswal Systems, Tri-Mark, Unipac, Valeron, Vulcan, Wilsonart, Wynn’s and Zip-Pak.
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
Employees
      The Company employed approximately 50,000 persons as of December 31, 2005 and considers its employee relations to be excellent.

International
      The Company’s international operations include subsidiaries, joint ventures and licensees in 47 countries on six continents. These operations serve such end markets as construction, automotive, food institutional and retail, general industrial, food and beverage, and others on a worldwide basis. The Company’s international operations contributed approximately 44% of operating revenues in 2005 and 2004.
      Refer to pages 30 through 48 and 74 through 76 in the Company’s 2005 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.
Forward-looking Statements
      This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding availability of raw materials and energy, the expiration of any one of the Company’s patents, the cost of compliance with environmental regulations, the Company’s 2006 forecasts and assumptions, the adequacy of internally generated funds, the recoverability of the Company’s investment in mortgage entities, future cash flows and income from the Company’s mortgage investments, equipment leases, the meeting of dividend payout objectives, the impact of the repeal of the ETI benefit on the Company’s future U.S. tax payments, the impact of the American Jobs Creation Act of 2004, including the amount of U.S. pre-tax manufacturing income that would qualify as eligible income, payments under guarantees, the Company’s portion of future benefit payments related to pension and other postretirement benefits, the availability of additional financing and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn in the construction, automotive, general industrial, food institutional and retail, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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

Executive Officers
      Executive Officers of the Company as of February 24, 2006 were as follows:

Name	Office	Age

Robert T. Callahan	Senior Vice President, Human Resources	64
Jack R. Campbell	Executive Vice President	53
W. James Farrell	Chairman	63
Russell M. Flaum	Executive Vice President	55
David T. Flood	Executive Vice President	54
Philip M. Gresh, Jr.	Executive Vice President	57
Thomas J. Hansen	Executive Vice President	56
Craig A. Hindman	Executive Vice President	51
Ronald D. Kropp	Vice President and Controller, Financial Reporting	40
Eugene A. Osterkorn	Vice President and Controller, Operations	44
E. Scott Santi	Executive Vice President	44
David B. Speer	President and Chief Executive Officer	54
Allan C. Sutherland	Senior Vice President, Leasing and Investments	42
James H. Wooten, Jr.	Vice President, General Counsel and Corporate Secretary	57
Hugh J. Zentmyer	Executive Vice President	59
      The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Messrs. Callahan, Campbell, Hindman, Kropp, Osterkorn, Santi, and Wooten, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Mr. Callahan was elected Senior Vice President in 2002. He joined the Company in 1976 and has served the Company in various human resource capacities over the last 29 years. Mr. Campbell was elected Executive Vice President in 2004. He joined the Company in 1981 and served as president of various packaging and printing businesses since 1986. Mr. Hindman was elected Executive Vice President in 2004. He joined the Company in 1976 and has held various sales, marketing and general management positions with the construction products businesses. Mr. Kropp was designated Principal Accounting Officer in 2005. He joined the Company in 1993. He has held various financial management positions and was appointed as Vice President and Controller, Financial Reporting in 2002. Mr. Osterkorn was appointed Vice President and Controller, Operations in 2005. He joined the Company in 1988 and has held various financial management positions with the automotive and packaging businesses. Mr. Santi was elected Executive Vice President in 2004. He joined the Company in 1983 and has held various sales, marketing and general management positions with the construction products, machined components and welding businesses during his 23 years with the Company. Mr. Wooten was elected Vice President, General Counsel and Corporate Secretary in 2005. He joined the Company in 1988 and has held positions of increasing responsibility in the legal department over the last 17 years.
Internet Information
      Copies of the following information are available free of charge through the Company’s website (www.itw.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission and are available in print to any shareholder who requests it:

•	The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K;

•	Statement of Principles of Conduct;

•	Code of Ethics for CEO and key financial and accounting personnel;

•	Charters of the Audit, Corporate Governance and Nominating and Compensation Committees of the Board of Directors;

•	Corporate Governance Guidelines; and

•	Board amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

ITEM 1A.	Risk Factors
      Not applicable.

ITEM 1B.	Unresolved Staff Comments
      Not applicable.

ITEM 2.	Properties
      As of December 31, 2005, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number	Floor Space
	of
	Properties	Owned	Leased	Total

		(In millions of square feet)
Engineered Products — North America	147	8.1	2.8	10.9
Engineered Products — International	133	5.6	2.2	7.8
Specialty Systems — North America	145	8.9	3.1	12.0
Specialty Systems — International	128	6.6	2.4	9.0
Leasing and Investments	12	0.9	0.1	1.0
Corporate	13	1.6	—	1.6

	578	31.7	10.6	42.3

      The principal plants outside of the U.S. are in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Ireland, Italy, Spain, Switzerland and the United Kingdom.
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
      Wilsonart International, Inc. (“Wilsonart”), a wholly owned subsidiary of ITW, is a defendant in a consolidated class action lawsuit filed in June 2000 in U.S. federal district court in White Plains, New York on behalf of purchasers of high-pressure laminate. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high-pressure laminate between 1994 and 2000 and seeks injunctive relief and treble damages. Indirect purchasers of high-pressure laminate filed similar purported class action cases under various state antitrust and consumer protection statutes in 13 states and the District of Columbia, all of which cases have been stayed pending the outcome of the consolidated class action. These lawsuits were brought following the commencement of a federal grand jury investigation into price-fixing in the high-pressure laminate industry, which investigation was subsequently closed by the Department of Justice with no further proceedings and with all documents being returned to the parties. Plaintiffs are seeking damages of $470,000,000 before trebling. Without admitting liability, Wilsonart’s co-defendants, International Paper Company and Panolam International, Inc., have settled the federal consoli-

dated class action case for $31,000,000 and $9,500,000, respectively. The plaintiffs’ claims against Formica Corporation, the remaining co-defendant in the case, were dismissed with prejudice on September 27, 2004 as a result of its bankruptcy proceedings. As a result, Wilsonart is the sole remaining defendant in the consolidated class action lawsuit. While no assurances can be given regarding the ultimate outcome or the timing of the resolution of these claims, the Company believes that the plaintiffs’ claims are without merit and intends to continue to defend itself vigorously in this action and all related actions that are now pending or that may be brought in the future.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Market information, holders of record and dividend data is incorporated by reference to page 77 of the Company’s 2005 Annual Report to Stockholders.

ITEM 6.	Selected Financial Data

In thousands (except per share amounts)	2005	2004	2003	2002	2001

Operating revenues	$12,921,792	11,731,425	10,035,623	9,467,740	9,292,791
Income from continuing operations	$1,494,869	1,339,605	1,040,214	931,810	802,449
Income from continuing operations per common share:
Basic	$5.24	4.43	3.39	3.04	2.64
Diluted	$5.20	4.39	3.37	3.02	2.62
Total assets at year-end	$11,445,643	11,351,934	11,193,321	10,623,101	9,822,349
Long-term debt at year-end	$958,321	921,098	920,360	1,460,381	1,267,141
Cash dividends declared per common share	$1.22	1.04	.94	.90	.84
      Effective January 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value. Refer to pages 72 through 74 of the Company’s 2005 Annual Report to Stockholders for discussion of the effect of the change in accounting principle.
      On July 1, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) relative to its investments in the mortgage entities. Refer to pages 60 and 61 of the Company’s 2005 Annual Report to Stockholders for discussion of the adoption of FIN 46.
      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, the Company does not amortize goodwill and intangible assets that have indefinite lives. SFAS 142 also requires that the Company assess goodwill and intangible assets with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This information is incorporated by reference to pages 30 through 48 of the Company’s 2005 Annual Report to Stockholders.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
      This information is incorporated by reference to pages 46 and 47 of the Company’s 2005 Annual Report to Stockholders.

ITEM 8.	Financial Statements and Supplementary Data
      The financial statements and report thereon of Deloitte & Touche LLP dated February 24, 2006, as found on pages 50 through 76 and the supplementary data as found on page 77 of the Company’s 2005 Annual Report to Stockholders, are incorporated by reference. The unaudited interim financial statements included as supplementary data reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

ITEM 9A.	Controls and Procedures
Controls and Procedures
      The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President and Controller, Financial Reporting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2005. Based on such evaluation, the Company’s President and Chief Executive Officer and Vice President and Controller, Financial Reporting have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-K and other Exchange Act filings.
Management’s Report on Internal Control over Financial Reporting
      The Management Report on Internal Control Over Financial Reporting, as found on page 49 of the Company’s 2005 Annual Report to Stockholders, is incorporated by reference.
      The Company’s Report of Independent Registered Public Accounting Firm, as found on page 50 of the Company’s 2005 Annual Report to Stockholders, is incorporated by reference.
      In connection with the evaluation by management, including the Company’s President and Chief Executive Officer and Vice President and Controller, Financial Reporting, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2005 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
      Not applicable.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.
      Information regarding the Audit Committee and its Financial Experts is incorporated by reference to the information under the caption “Board of Directors and Its Committees” and “Report of the Audit Committee” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

      Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K on page 11.
      Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.
      Information regarding the Company’s code of ethics that applies to the Company’s President and Chief Executive Officer, Vice President and Controller, Financial Reporting, and key financial and accounting personnel is incorporated by reference to the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation
      This information is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      This information is incorporated by reference to the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions
      This information is incorporated by reference to the information under the caption “Ownership of ITW Stock” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
      This information is incorporated by reference to the information under the caption “Ratification of the Appointment of Independent Public Accountants” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements
      The financial statements and report thereon of Deloitte & Touche LLP dated February 24, 2006 as found on pages 50 through 76 and the supplementary data as found on page 77 of the Company’s 2005 Annual Report to Stockholders, are incorporated by reference.
            (2) Financial Statement Schedules
      Not applicable.
            (3) Exhibits
                    (i)     See the Exhibit Index on pages 18 and 19 of this Form 10-K.
                    (ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2005, with the exception of the agreements related to the 5 3/4% Note and the indenture related to the 6 7/8% Note, which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February 2006.

ILLINOIS TOOL WORKS INC.

By	/s/ DAVID B. SPEER

David B. Speer
President and Chief
Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of February 2006.

Signatures	Title

/s/ DAVID B. SPEER David B. Speer	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ RONALD D. KROPP Ronald D. Kropp	Vice President and Controller, Financial Reporting (Principal Accounting and Financial Officer)

WILLIAM F. ALDINGER	Director

MICHAEL J. BIRCK	Director

MARVIN D. BRAILSFORD	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

W. JAMES FARRELL	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Director

JAMES A. SKINNER	Director

HAROLD B. SMITH	Director
By /s/ DAVID B. SPEER (David B. Speer, as Attorney-in-Fact)
      Original powers of attorney authorizing David B. Speer to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

EXHIBIT INDEX
ANNUAL REPORT on FORM 10-K
2005

Exhibit
Number			Description

3	(a)	—	Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended, filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.
3	(b)	—	By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated August 5, 2005 and incorporated herein by reference.
4	(a)	—	Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.
4	(b)	—	First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.
4	(c)	—	Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
4	(d)	—	Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Premark International, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996) and incorporated herein by reference.
10	(a)*	—	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, January 2, 2004, December 10, 2004 and December 7, 2005.
10	(b)*	—	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(c)*	—	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(d)*	—	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(e)*	—	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(f)*	—	ITW Nonqualified Pension Benefits Plan, effective January 1, 2002, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4797) and incorporated herein by reference.
10	(g)	—	Illinois Tool Works Inc. Non-Employee Directors’ Restricted Stock Program, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-4797) and incorporated herein by reference.
10	(h)	—	Illinois Tool Works Inc. Outside Directors’ Deferred Fee Plan dated December 12, 1980, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number			Description

10	(i)	—	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(j)*	—	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, as amended effective July 1, 2000 and December 10, 2004, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-4797) and incorporated herein by reference.
10	(k)	—	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
10	(l)	—	Illinois Tool Works Inc. Non-Officer Directors’ Fee Conversion Plan adopted February 19, 1999, as amended December 15, 2000, filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-4797) and incorporated herein by reference.
10	(m)*	—	Form of restricted stock agreement (unvested restricted stock forfeited at termination of employment) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(n)*	—	Form of restricted stock agreement (unvested restricted stock fully vested at retirement, death or disability) filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(o)*	—	Stock option terms effective for December 2004 grants filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(p)*	—	Terms of the option grant effective for February 1, 2006 grants.
13		—	The Company’s 2005 Annual Report to Stockholders, pages 30 -77.
21		—	Subsidiaries and Affiliates of the Company.
23		—	Consent of Independent Registered Public Accounting Firm.
24		—	Powers of Attorney.
31		—	Rule 13a-14(a) Certification.
32		—	Section 1350 Certification.
99	(a)	—	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.