Form 10-Q
period 2006-03-31
ILLINOIS TOOL WORKS INC
filed 2006-05-08
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer [	]	Non-accelerated filer [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

The number of shares of registrant’s common stock, $.01 par value, outstanding at March 31, 2006: 283,668,528.

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

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended March 31
	2006	2005
Operating Revenues	$3,297,036	$3,051,881
Cost of revenues	2,119,674	2,019,025
Selling, administrative, and research and development expenses	601,421	548,134
Amortization and impairment of goodwill and other intangible assets	35,973	25,990
Operating Income	539,968	458,732
Interest expense	(18,897)	(20,255)
Investment income	10,192	20,901
Other income (expense)	(33)	3,228
Income Before Taxes	531,230	462,606
Income Taxes	164,700	150,300
Net Income	$366,530	$312,306

Net Income Per Share:
Basic	$1.30	$1.07
Diluted	$1.29	$1.06
Cash Dividends:
Paid	$0.33	$0.28
Declared	$0.33	$0.28
Shares of Common Stock Outstanding During the Period:
Average	281,937	291,394
Average assuming dilution	283,845	293,600

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and equivalents	$454,470	$370,417
Trade receivables	2,191,698	2,098,276
Inventories	1,279,108	1,203,063
Deferred income taxes	181,787	168,739
Prepaid expenses and other current assets	245,037	271,110
Total current assets	4,352,100	4,111,605

Plant and Equipment:
Land	168,605	156,975
Buildings and improvements	1,236,184	1,210,133
Machinery and equipment	3,305,583	3,235,571
Equipment leased to others	142,154	155,565
Construction in progress	102,647	92,934
	4,955,173	4,851,178
Accumulated depreciation	(3,111,966)	(3,044,069)
Net plant and equipment	1,843,207	1,807,109

Investments	890,227	896,487
Goodwill	3,196,492	3,009,011
Intangible Assets	759,549	669,927
Deferred Income Taxes	7,342	45,269
Other Assets	901,605	906,235
	$11,950,522	$11,445,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$230,757	$252,899
Accounts payable	592,162	560,078
Accrued expenses	936,128	1,013,940
Cash dividends payable	93,563	92,620
Income taxes payable	93,289	81,194
Total current liabilities	1,945,899	2,000,731
Noncurrent Liabilities:
Long-term debt	959,977	958,321
Other	979,474	939,696
Total noncurrent liabilities	1,939,451	1,898,017

Stockholders’ Equity:
Common stock	3,147	3,120
Additional paid-in-capital	1,299,476	1,082,611
Income reinvested in the business	9,385,295	9,112,328
Common stock held in treasury	(2,773,176)	(2,773,176)
Accumulated other comprehensive income	150,430	122,012
Total stockholders’ equity	8,065,172	7,546,895
	$11,950,522	$11,445,643

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31
	2006	2005
Cash Provided by (Used for) Operating Activities:
Net income	$366,530	$312,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,771	72,636
Amortization and impairment of goodwill and other intangible assets	35,973	25,990
Change in deferred income taxes	2,341	88,295
Provision for uncollectible accounts	4,573	4,085
Loss on sale of plant and equipment	127	1,514
Income from investments	(10,192)	(20,715)
Loss on sale of operations and affiliates	3,434	216
Stock compensation expense	11,501	15,579
Other non-cash items, net	(1,017)	(1,561)
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(61,054)	(51,038)
Inventories	(46,046)	(57,517)
Prepaid expenses and other assets	29,839	(20,097)
Increase (decrease) in--
Accounts payable	16,948	(11,396)
Accrued expenses and other liabilities	(47,933)	(71,024)
Income taxes payable	10,248	15,677
Other, net	(532)	1
Net cash provided by operating activities	388,511	302,951
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(198,997)	(188,354)
Additions to plant and equipment	(68,319)	(64,028)
Purchase of investments	(2,060)	(70,669)
Proceeds from investments	12,270	15,392
Proceeds from sale of plant and equipment	3,813	11,764
Proceeds from sale of operations and affiliates	12,524	(193)
Other, net	10,233	7,209
Net cash used for investing activities	(230,536)	(288,879)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(92,620)	(81,653)
Issuance of common stock	42,007	12,334
Repurchases of common stock	—	(189,732)
Net proceeds (repayments) from short-term debt	(18,495)	578,182
Proceeds from long-term debt	33	53,762
Repayments of long-term debt	(5,508)	(1,192)
Net cash provided by (used for) financing activities	(74,583)	371,701
Effect of Exchange Rate Changes on Cash and Equivalents	661	(222)
Cash and Equivalents:
Increase during the period	84,053	385,551
Beginning of period	370,417	667,390
End of period	$454,470	$1,052,941
Cash Paid During the Period for Interest	$20,600	$20,473
Cash Paid During the Period for Income Taxes	$117,754	$45,182
Liabilities Assumed from Acquisitions	$78,358	$62,860

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	INVESTMENT INCOME

Investment income (loss) by investment category for the periods ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31
	2006	2005
Mortgage investments	$6,563	$9,644
Leases of equipment	1,247	3,127
Property developments	189	1,803
Venture capital limited partnership	(224)	3,936
Other	2,417	2,391
	$10,192	$20,901

(2)	COMPREHENSIVE INCOME

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments.

(In thousands)

	Three Months Ended March 31
	2006	2005
Net income	$366,530	$312,306
Foreign currency translation adjustments, net of tax	28,418	11,742
Total comprehensive income	$394,948	$324,048

(3)	INVENTORIES

Inventories at March 31, 2006 and December 31, 2005 were as follows:

(In thousands)

	March 31, 2006	December 31, 2005
Raw material	$369,993	$340,748
Work-in-process	146,952	136,557
Finished goods	762,163	725,758
	$1,279,108	$1,203,063

(4)	GOODWILL AND INTANGIBLE ASSETS

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

As of January 1, 2006, the Company had assigned its recorded goodwill and intangible assets to approximately 375 of its 700 reporting units. When performing its annual impairment assessment, the Company compares the fair value of each reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the unit’s goodwill and the carrying value of the goodwill.

Amortization and impairment of goodwill and other intangible assets for the periods ended March 31, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended March 31
	2006	2005
Goodwill:
Impairment	$9,200	$6,206
Intangible Assets:
Amortization	23,788	14,735
Impairment	2,985	5,049
Total	$35,973	$25,990

In the first quarter of 2006, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $12,185,000. The first quarter 2006 goodwill impairment charges of $9,200,000 were primarily related to a U.S. joist business, a U.S. heat transfer business and an Asian construction business and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2006, intangible asset impairments of $2,985,000 were recorded to reduce to the estimated fair value the carrying value of trademarks, patents and customer-related intangible assets primarily related to a U.S. welding components business in the Specialty Systems – North America segment and a U.S. contamination control business in the Engineered Products – North America segment.

In the first quarter of 2005, the Company recorded goodwill impairment charges of $6,206,000, which were primarily related to a Canadian stretch packaging equipment business and a U.S. welding components business, and which resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2005, intangible asset impairments of $5,049,000 were recorded to reduce to estimated fair value the carrying value of trademarks, patents and customer-related intangible assets related to a U.S. business that manufactures clean room mats in the Engineered Products – North America segment.

(5)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended March 31, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$26,670	$21,448	$4,187	$3,236
Interest cost	23,996	21,570	8,224	7,573
Expected return on plan assets	(34,185)	(31,268)	(1,995)	(1,438)
Amortization of actuarial loss	6,274	2,328	20,989	311
Amortization of prior service cost (income)	(567)	(569)	1,391	1,684
Amortization of net transition amount	16	(3)	—	—
Net periodic benefit cost	$22,204	$13,506	$32,796	$11,366

The Company expects to contribute $38,000,000 to its pension plans in 2006. As of March 31, 2006, contributions of $6,195,000 have been made.

(6)	SHORT-TERM DEBT

The Company had outstanding commercial paper of $56,485,000 at March 31, 2006 and $94,488,000 at December 31, 2005.

(7)	COMMITMENTS AND CONTINGENCIES

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

Among the toxic tort cases in which the Company is a defendant, the Company as well as its subsidiaries Hobart Brothers Company and Miller Electric Mfg. Co., have been named, along with numerous other defendants, in lawsuits alleging injury from exposure to welding consumables. The plaintiffs in these suits claim unspecified damages for injuries resulting from the plaintiffs’ alleged exposure to asbestos, manganese and/or toxic fumes in connection with the welding process. Based upon the Company’s experience in defending these claims, the Company believes that the resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or future operations. The Company has not recorded any significant reserves related to these cases.

Wilsonart International, Inc. (“Wilsonart”), a wholly owned subsidiary of the Company, is a defendant in a consolidated class action lawsuit filed in 2000 in U.S. federal district court in White Plains, New York on behalf of purchasers of high-pressure laminate. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high-pressure laminate between 1994 and 2000 and seeks injunctive relief and treble damages. Indirect purchasers of high-pressure laminate filed similar purported class action cases under various state antitrust and consumer protection statutes in 13 states and the District of Columbia, all of which cases have been stayed pending the outcome of the consolidated class action. These lawsuits were brought following the commencement of a federal grand jury investigation into price-fixing in the high-pressure laminate industry, which investigation was subsequently closed by the Department of Justice with no further proceedings and with all documents being returned to the parties. Plaintiffs are seeking damages of $470,000,000 before trebling. Without admitting liability, Wilsonart’s co-defendants, International Paper Company and Panolam International, Inc. have settled the federal consolidated class action case for $31,000,000 and $9,500,000, respectively. The plaintiffs’ claims against Formica Corporation, the remaining co-defendant in the case, were dismissed with prejudice on September 27, 2004 as a result of its bankruptcy proceedings. As a result, Wilsonart is the sole remaining defendant in the consolidated class action lawsuit. The trial in this matter began on April 10, 2006. While no assurances can be given regarding the ultimate outcome or the timing of the resolution of these claims, the Company believes that the plaintiffs’ claims are without merit and intends to continue to defend itself vigorously in this action and all related actions that are now pending or that may be brought in the future. The Company has not recorded any reserves related to this case.

(8)	SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

In the first quarter of 2006, the Company announced that given the planned run-off of assets in the Leasing and Investments portfolio and its desire to utilize free cash flow for core manufacturing investments and acquisitions rather than to make additional financial investments, its internal reporting has been revised to eliminate the reporting of Leasing and Investments as an operating segment. Accordingly, income from Leasing and Investment activities will be reported as non-operating investment income. Leasing and Investments’ results have been reclassified to investment income in the prior year’s income statement to conform to the current year’s presentation, as follows:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2005
	as Previously Reported	2006 Reclassification	as Currently Reported
Operating Revenues	$3,074,291	$(22,410)	$3,051,881
Cost of revenues	2,022,337	(3,312)	2,019,025
Selling, administrative, and research & development expense	548,075	59	548,134
Amortization and impairment of goodwill & intangibles	25,990	—	25,990
Operating Income	$477,889	$(19,157)	$458,732
Interest expense	(18,727)	(1,528)	(20,255)
Investment income	—	20,901	20,901
Other income (expense)	3,444	(216)	3,228
Income Before Income Taxes	$462,606	$—	$462,606

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the first quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Operating revenues	$3,297,036	$3,051,881
Operating income	539,968	458,732
Margin %	16.4%	15.0%

In the first quarter of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	6.1%	16.2%	1.4%
Changes in variable margins and overhead costs	—	2.2	0.3
Total	6.1	18.4	1.7

Acquisitions and divestitures	5.3	1.9	(0.5)
Restructuring costs	—	(0.4)	—
Impairment of goodwill and intangibles	—	(0.2)	—
Translation	(2.6)	(2.0)	0.1
Intercompany	(0.8)	—	0.1
Total	8.0%	17.7%	1.4%

In the first quarter of 2006 base business revenues increased 8.1% and 2.4% versus the prior year period in North America and internationally, respectively. The growth in North American revenues was primarily due to growth in industrial production and increased demand in the capital equipment markets that ITW serves. Slow economic growth in Europe continued to hamper international revenue growth.

Operating income for the first quarter of 2006 improved due to leverage from the growth in base business revenue and income from acquired companies. These increases were partially offset by unfavorable currency translation, increased restructuring expenses and higher impairment charges. Variable margins improved 110 basis points mainly due to sales volume increases, operating efficiency gains and sales price increases in excess of raw material cost increases. Income was favorably impacted by a first quarter 2005 charge of $8.7 million to resolve accounting issues at a European food equipment business. In addition, consolidated operating income in the first quarter of 2006 was negatively impacted by a $19.7 million charge related to retiree health care and life insurance liabilities.

As a result of the Company’s annual impairment testing of its goodwill and intangible assets, impairment charges of $12.2 million were incurred in the first quarter of 2006. The impaired assets reflected diminished expectations of future cash flows and primarily related to a U.S. joist business, a U.S. welding components business, a U.S. heat transfer business, an Asian construction business and a contamination control business.

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

In the plastic and metal components and fasteners category, products include:
•	metal fasteners and fastening tools for the commercial and residential construction industries;
•	metal plate connecting components, machines and software for the commercial and residential construction industries;
•	laminate products for the commercial and residential construction industries and furniture markets;
•	specialty laminate film used in the construction market;
•	metal fasteners for automotive, appliance and general industrial applications;
•	metal components for automotive, appliance and general industrial applications;
•	plastic components for automotive, appliance, furniture and electronics applications; and
•	plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:
•	reclosable packaging for consumer food applications;
•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
•	hand wipes and cleaners for use in industrial manufacturing locations;
•	chemical fluids which clean or add lubrication to machines and automobiles;
•	adhesives for industrial, construction and consumer purposes;
•	epoxy and resin-based coating products for industrial applications;
•	components for industrial machines;
•	manual and power operated chucking equipment for industrial applications; and
•	automotive aftermarket maintenance and appearance products.

This segment primarily serves the construction, automotive and general industrial markets.

The results of operations for the Engineered Products – North America segment for the first quarter of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Operating revenues	$1,043,445	$918,171
Operating income	176,838	144,373
Margin %	16.9%	15.7%

In the first quarter of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	6.6%	16.8%	1.5%
Changes in variable margins and overhead costs	—	(0.5)	—
Total	6.6	16.3	1.5

Acquisitions and divestitures	6.7	4.4	(0.4)
Restructuring costs	—	1.6	0.2
Impairment of goodwill and intangibles	—	(0.3)	(0.1)
Translation	0.3	0.5	—
Total	13.6%	22.5%	1.2%

Revenues increased in the first quarter of 2006 primarily due to revenues from acquisitions and higher base business revenues. The acquired revenue growth was primarily related to the acquisition of a construction business, an automotive business, a finishing materials business, a machined components business and four polymers businesses. Construction base revenues increased 8.2%, primarily as a result of growth in the commercial and residential construction markets and new product introductions at the Wilsonart business. Automotive base revenues increased 1.6% for the first quarter as a result of a 2% increase in automotive production at the North American Big 3 automotive manufacturers. Base revenues from the other industrial-based businesses in this segment grew 8.2% for the first quarter as a result of increased demand in a broad array of end markets.

Operating income increased significantly in the first quarter of 2006 primarily due to leverage from the growth in base business revenues described above, increased acquisition income and lower restructuring expenses. In addition, variable margins increased 120 basis points in the first quarter of 2006 as selling price increases fully recovered raw material cost increases and operating costs were lower due to efficiencies. First quarter 2006 income was unfavorably impacted by higher goodwill and intangible asset impairment charges. In the first quarter of 2006, an impairment charge of $5.6 million was recorded primarily related to the goodwill of a U.S. joist business and the intangibles of a contamination control business. In addition, income was negatively impacted by a first quarter of 2006 charge of $9.8 million related to retiree healthcare and life insurance liabilities.

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

The results of operations for the Engineered Products – International segment for the first quarter of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Operating revenues	$626,899	$647,829
Operating income	75,831	84,476
Margin %	12.1%	13.0%

In the first quarter of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	0.6%	1.9%	0.2%
Changes in variable margins and overhead costs	—	(1.7)	(0.2)
Total	0.6	0.2	—

Acquisitions and divestitures	3.0	0.9	(0.2)
Restructuring costs	—	(3.1)	(0.4)
Impairment of goodwill and intangibles	—	(1.9)	(0.3)
Translation	(6.8)	(6.3)	—
Total	(3.2)%	(10.2)%	(0.9)%

Revenues decreased in the first quarter of 2006 due to the unfavorable effect of currency translation, primarily as a result of the Euro weakening versus the U.S. dollar. Offsetting this revenue decline was an increase in base and acquired revenue. The acquired revenue increase is primarily due to the acquisition of a European construction business, a European reclosable packaging business, and a European polymers business. Base business construction revenue declined 1.4% due to weakness in the European, Australasia and China markets. Automotive base revenues increased 3.1% primarily due to higher production levels at many European automotive manufacturers. Base revenues from the other businesses in this segment increased 1.5% for the first quarter of 2006 as they benefited from increased demand in a broad array of industrial and commercial end markets that they serve.

Operating income for the first quarter of 2006 decreased primarily due to the unfavorable effect of currency translation and increased restructuring expense. The positive leverage effect from the increase in base revenue was partially offset by higher overhead costs. In addition, income was negatively affected by a $1.7 million impairment charge related to two Asian construction businesses.

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

The results of operations for the Specialty Systems – North America segment for the first quarter of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Operating revenues	$1,138,356	$1,005,921
Operating income	218,373	176,214
Margin %	19.2%	17.5%

In the first quarter of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	9.6%	22.1%	2.0%
Changes in variable margins and overhead costs	—	1.7	0.3
Total	9.6	23.8	2.3

Acquisitions and divestitures	3.2	0.5	(0.5)
Restructuring costs	—	(1.7)	(0.2)
Impairment of goodwill and intangibles	—	0.8	0.1
Translation	0.4	0.5	—
Total	13.2%	23.9%	1.7%

Base business revenue growth in the first quarter of 2006 was primarily due to increased demand for machinery and consumables in most of the end markets that this segment serves. Welding base revenues increased 21.8% in the first quarter of 2006 due to high demand for replacement product and new product introductions. Industrial packaging base revenues grew 6.0%, primarily due to increased demand for machinery. Food equipment base revenues increased 5.5% resulting from increased demand from restaurant and institutional customers. Base revenues in the other businesses in this segment, including the marking, decorating and finishing businesses, increased 3.8% in the first quarter. The acquired revenue increase was primarily due to the acquisition of a materials and structural testing business in the fourth quarter of 2005 and a coding business in the first quarter of 2006.

Operating income increased in the first quarter of 2006 primarily due to leverage from base business revenue increases described above. In addition, variable margins improved by 120 basis points mainly due to sales volume increases and operating efficiency gains. Base business income was also higher due to lower goodwill and intangible asset impairment charges over the prior year. In the first quarter of 2006, a goodwill and intangible asset impairment charge of $4.7 million was recorded related to the goodwill of a heat transfer business and the goodwill and intangibles of a welding components business. In the first quarter of 2005 an impairment charge of $6.1 million was incurred related to a stretch packaging business and welding components business. Operating income was adversely affected by increased restructuring expenses in the decorating businesses and food equipment businesses. In addition, operating income was unfavorably impacted by a first quarter 2006 charge of $9.8 million related to retiree healthcare and life insurance liabilities.

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

The results of operations for the Specialty Systems – International segment for the first quarter of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Operating revenues	$622,552	$590,628
Operating income	68,926	53,669
Margin %	11.1%	9.1%

In the first quarter of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	4.4%	18.8%	1.2%
Changes in variable margins and overhead costs	—	15.7	1.4
Total	4.4	34.5	2.6

Acquisitions and divestitures	8.4	1.4	(0.8)
Restructuring costs	—	3.0	0.3
Impairment of goodwill and intangibles	—	(0.5)	—
Translation	(7.4)	(10.0)	(0.1)
Total	5.4%	28.4%	2.0%

Revenues increased in the first quarter of 2006 due to revenues from acquired companies offset by unfavorable currency translation, primarily as a result of the Euro weakening versus the U.S. dollar. Base revenues also contributed to top-line growth. Food equipment base revenues increased 2.9% in the first quarter, while industrial packaging base revenues increased 2.6%. Other base business revenues, including the welding and finishing businesses, increased 9.1% led by strong welding consumable sales in Asia. The contribution from acquired revenues was primarily related to the acquisitions of a materials and structural testing business, a decorating business, an aircraft ground power business and a European welding components business.

Operating income increased in the first quarter of 2006 primarily as a result of the revenue increases described above and reduced operating costs. In addition, operating income was favorably impacted by lower restructuring expenses and income from acquisitions. Income was also positively affected by a nonrecurring first quarter 2005 charge of $8.7 million to resolve accounting issues at a European food equipment business. These increases were partially offset by unfavorable currency translation.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended March 31
	2006	2005
Engineered Products – North America	$1,043,445	$918,171
Engineered Products – International	626,899	647,829
Specialty Systems – North America	1,138,356	1,005,921
Specialty Systems – International	622,552	590,628
Intersegment revenues	(134,216)	(110,668)
Total manufacturing operating revenues	$3,297,036	$3,051,881

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company does not amortize goodwill and intangible assets that have indefinite lives. In the first quarter of each year, the Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the fair value of the related reporting unit or intangible asset.

As of January 1, 2006, the Company had assigned its recorded goodwill and intangible assets to approximately 375 of its then 700 reporting units. When performing its annual impairment assessment, the Company compares the fair value of each reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the unit’s goodwill and the carrying value of the goodwill.

Amortization and impairment of goodwill and other intangible assets for the periods ended March 31, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended March 31
	2006	2005
Goodwill:
Impairment	$9,200	$6,206
Intangible Assets:
Amortization	23,788	14,735
Impairment	2,985	5,049
Total	$35,973	$25,990

In the first quarter of 2006, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $12.2 million. The first quarter 2006 goodwill impairment charges of $9.2 million were primarily related to a U.S. joist business, a U.S. heat transfer business, and an Asian construction business and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2006, intangible asset impairments of $3.0 million were recorded to reduce to the estimated fair value the carrying value of trademarks, patents and customer-related intangible assets primarily related to a U.S. welding components business in the Specialty Systems – North America segment and a U.S. contamination control business in the Engineered Products – North America segment.

In the first quarter of 2005, the Company recorded goodwill impairment charges of $6.2 million, which were primarily related to a Canadian stretch packaging equipment business and a U.S. welding components business, and which resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2005, intangible asset impairments of $5.0 million were recorded to reduce to estimated fair value the carrying value of trademarks, patents and customer-related intangible assets related to a U.S. business that manufactures clean room mats in the Engineered Products – North America segment.

INTEREST EXPENSE

Interest expense decreased to $18.9 million in the first three months of 2006 from $20.3 million in 2005 primarily due to a lower amount of commercial paper outstanding in the first quarter of 2006.

INVESTMENT INCOME

Investment income was $10.2 million in the first three months of 2006 from $20.9 million in 2005. The decline was due to lower equity income from mortgage investments due to completion of the first mortgage transaction in 2005. In addition, there was a small loss in 2006 on venture capital investments versus gains from mark-to-market adjustments in 2005.

OTHER INCOME (EXPENSE)

Other income (expense) was an expense of $33,000 for the first three months of 2006 versus income of $3.2 million in 2005, primarily due to losses on divestitures and higher losses on currency translation in 2006, partially offset by higher interest income in 2006.

NET INCOME

Net income of $366.5 million ($1.29 per diluted share) in the first three months of 2006 was 17.4% higher than the 2005 income from continuing operations of $312.3 million ($1.06 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 2006 decreased operating revenues for the first three months of 2006 by approximately $78.0 million and decreased earnings by approximately 2 cents per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-30% of the last three years’ average net income. In addition, free operating cash flow is expected to be adequate to finance internal growth and small-to-medium sized acquisitions.

The Company uses free operating cash flow to measure normal cash flow generated by its operations that is available for dividends, acquisitions and debt repayment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the first quarter of 2006 and 2005 was as follows:

(In thousands)

	Three Months Ended March 31
	2006	2005
Net cash provided by operating activities	$388,511	$302,951
Additions to plant and equipment	(68,319)	(64,028)
Free operating cash flow	$320,192	$238,923

Acquisitions	$(198,997)	$(188,354)
Cash dividends paid	(92,620)	(81,653)
Purchase of investments	(2,060)	(70,669)
Issuance of common stock	42,007	12,334
Repurchases of common stock	—	(189,732)
Net proceeds (repayments) of debt	(23,970)	630,752
Other	39,501	33,950
Net increase in cash and equivalents	$84,053	$385,551

In the prior year, there was an increase in debt to fund the repurchase of common stock and acquisitions.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the first quarter of 2006 and 2005 was as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Operating income after taxes	$372,578	$309,644

Total debt	$1,190,734	$1,753,842
Less: Cash and equivalents	(454,470)	(1,052,941)
Adjusted net debt	736,264	700,901
Total stockholders’ equity	8,065,172	7,708,693
Invested capital	$8,801,436	$8,409,594
Average invested capital	$8,594,567	$8,247,218
Annualized return on average invested capital	17.3%	15.0%

The 230 basis point increase in ROIC in the first quarter of 2006 was due primarily to a 20% increase in after-tax operating income, mainly as a result of increased operating income from the base businesses and a decrease in the effective tax rate to 31% in the first quarter of 2006 from 32.5% in the first quarter of 2005. The above positive impact was partially offset by an increase of 4% in average invested capital primarily due to acquisitions.

Working Capital

Net working capital at March 31, 2006 and December 31, 2005 is summarized as follows:

(Dollars in thousands)

	March 31, 2006	December 31, 2005	Increase/(Decrease)
Current Assets:
Cash and equivalents	$454,470	$370,417	$84,053
Trade receivables	2,191,698	2,098,276	93,422
Inventories	1,279,108	1,203,063	76,045
Other	426,824	439,849	(13,025)
	4,352,100	4,111,605	240,495
Current Liabilities:
Short-term debt	230,757	252,899	(22,142)
Accounts payable and accrued expenses	1,528,290	1,574,018	(45,728)
Other	186,852	173,814	13,038
	1,945,899	2,000,731	(54,832)
Net Working Capital	$2,406,201	$2,110,874	$295,327
Current Ratio	2.24	2.06

Debt

Total debt at March 31, 2006 and December 31, 2005 was as follows:

(Dollars in thousands)

	March 31, 2006	December 31, 2005
Short-term debt	$230,757	$252,899
Long-term debt	959,977	958,321
Total debt	$1,190,734	$1,211,220

Total debt to capitalization	12.9%	13.8%

The Company had outstanding commercial paper of $56.5 million at March 31, 2006 and $94.5 million at December 31, 2005.

Stockholders’ Equity

The changes to stockholders’ equity during 2006 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2005	$7,546,895
Net income	366,530
Cash dividends declared	(93,563)
Shares issued for acquisitions	163,384
Stock option and restricted stock activity	53,508
Currency translation adjustments	28,418
Total stockholders’ equity, March 31, 2006	$8,065,172

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding 2006 contributions to the Company’s pension plans, the adequacy of internally generated funds, the meeting of dividend payout objectives, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn in the construction, automotive, general industrial, food institutional and retail, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Vice President & Controller, Financial Reporting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2006. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Vice President & Controller, Financial Reporting, have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Vice President & Controller, Financial Reporting, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2006 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 5 – Other Information

Amendment to By-Laws

At its May 5, 2006 meeting, the Company’s Board of Directors approved the amendment of the Company’s By-Laws, effective May 5, 2006. This amendment reflects a change in the number of directors per Article III, Section 2, an update of the Chairman’s role per Article IV, Section 5 and an update of the President’s role per Article IV, Section 7. A complete copy of the Company’s By-Laws is attached to this filing as Exhibit 3(b).

Adoption of the Illinois Tool Works Inc. 2006 Stock Incentive Plan

At its annual meeting of stockholders held on May 5, 2006, the Company’s stockholders approved the Illinois Tool Works Inc. 2006 Stock Incentive Plan (the “2006 Plan”) as an amendment and restatement of the Illinois Tool Works Inc. 1996 Stock Incentive Plan. The 2006 Plan succeeds the Directors’ Restricted Stock Plan, and the non-deferral provisions of the Non-Officer Directors’ Fee Conversion Plan were merged into the 2006 Plan. The 2006 Plan was approved by the Company’s Board of Directors on February 10, 2006, and became effective with the stockholders’ approval on May 5, 2006.

The 2006 Plan is administered by the Compensation Committee of the Company’s Board of Directors. It is a stock-based compensation plan that provides for grants of stock options, performance units, restricted stock units, stock appreciation rights and other stock awards to non-employee directors and key employees of the Company, including executive officers. These awards are subject to certain limitations as set forth in the 2006 Plan. A maximum of 35,000,000 shares of ITW common stock may be issued under the 2006 Plan. As of May 5, 2006, 35,000,000 shares remained available for future issuance under the 2006 Plan.

A more detailed description of the terms of the 2006 Plan is included under “Approval of the Illinois Tool Works Inc. 2006 Stock Incentive Plan” in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2006, which description is incorporated herein by reference.

At its May 5, 2006 meeting, the Company’s Board of Directors approved an amendment to the 2006 Plan that limited the number of shares of ITW common stock issuable under the 2006 Plan in the form of stock awards, restricted stock, restricted stock units and performance units to 5,000,000 in the aggregate. The amendment also eliminated the Company’s ability to re-use shares surrendered or withheld to pay withholding taxes or option exercise prices and shares covered by a stock option or other incentive that is forfeited or lapses, expires or is otherwise terminated.

The full text of the 2006 Plan, as amended by the Company’s Board of Directors on May 5, 2006, is attached to this filing as Exhibit 10(a).

Consulting Agreement

On May 5, 2006, the Company’s Board of Directors approved the Company entering into a Consulting Agreement with SLP LLC, an Illinois limited liability company of which W. James Farrell, the former Chairman and Chief Executive Officer of the Company, is an employee. Pursuant to the agreement, SLP will make available to the Company the services of Mr. Farrell to provide management consulting services for an annual fee of $250,000, plus reasonable expenses of up to $50,000 annually. In addition, the Company will reimburse SLP for the rental of office space and provide office equipment at a cost of up to $30,000 and $15,000 annually, respectively and provide an administrative assistant.

SLP is subject to a nondisclosure provision during the term of the agreement and for five years thereafter, as well as to a noncompetition provision during the term of the agreement and for two years thereafter. The agreement also provides for indemnification by the Company and by SLP under certain circumstances.

The agreement has an initial two-year term, with an option to extend on a monthly basis thereafter. The Company may terminate the agreement for failure to perform services, for breach of the nondisclosure or noncompetition provisions, or on any anniversary date upon 30-days’ written notice.

A complete copy of the Consulting Agreement is attached to this filing as Exhibit 10(b).

Appointment of Principal Officer

At its May 5, 2006 meeting, the Company’s Board of Directors elected Thomas J. Hansen to serve as Vice Chairman of the Company, effective May 5, 2006. Mr. Hansen, 56, has been employed by the Company in various elected executive capacities for more than five years, most recently serving as Executive Vice President. A copy of the Company’s press release announcing Mr. Hansen’s election is attached to this filing as Exhibit 99(a).

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation of Illinois Tool Works Inc., as amended.
3(b)	By-Laws of Illinois Tool Works Inc., as amended.
10(a)	Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 10, 2006, as amended on May 5, 2006.
10(b)	Consulting Agreement dated May 8, 2006 by and between Illinois Tool Works Inc. and SLP, LLC.
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.
99(a)	Press release issued by Illinois Tool Works Inc. Dated May 5, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: May 8, 2006	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Vice President & Controller, Financial Reporting
(Principal Accounting & Financial Officer)