Form 10-Q
period 2006-06-30
ILLINOIS TOOL WORKS INC
filed 2006-08-04
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of registrant’s common stock, $.01 par value, outstanding at June 30, 2006: 567,886,552.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company” or “ITW”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K. Certain reclassifications of prior years’ data have been made to conform with current year reporting.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Operating Revenues	$3,579,470	$3,286,061	$6,876,506	$6,337,942
Cost of revenues	2,292,821	2,153,884	4,412,495	4,172,909
Selling, administrative, and research
and development expenses	602,221	557,058	1,203,642	1,105,192
Amortization and impairment of
goodwill and other intangible assets	24,664	15,213	60,637	41,203
Operating Income	659,764	559,906	1,199,732	1,018,638
Interest expense	(19,009)	(28,806)	(37,906)	(49,061)
Investment income	26,367	8,455	36,559	29,356
Other income (expense)	(668)	6,827	(701)	10,055
Income Before Taxes	666,454	546,382	1,197,684	1,008,988
Income Taxes	200,600	172,600	365,300	322,900
Net Income	$465,854	$373,782	$832,384	$686,088
Net Income Per Share:
Basic	$0.82	$0.65	$1.47	$1.18
Diluted	$0.81	$0.64	$1.46	$1.18
Cash Dividends:
Paid	$0.165	$0.14	$0.33	$0.28
Declared	$0.165	$0.14	$0.33	$0.28
Shares of Common Stock Outstanding During the Period:
Average	567,446	575,805	565,462	579,277
Average assuming dilution	571,954	580,030	569,808	583,600

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and equivalents	$459,186	$370,417
Trade receivables	2,374,172	2,098,276
Inventories	1,370,047	1,203,063
Deferred income taxes	185,854	168,739
Prepaid expenses and other current assets	426,999	271,110
Total current assets	4,816,258	4,111,605

Plant and Equipment:
Land	176,340	156,975
Buildings and improvements	1,286,705	1,210,133
Machinery and equipment	3,440,444	3,235,571
Equipment leased to others	147,803	155,565
Construction in progress	105,426	92,934
	5,156,718	4,851,178
Accumulated depreciation	(3,240,686)	(3,044,069)
Net plant and equipment	1,916,032	1,807,109

Investments	907,515	896,487
Goodwill	3,224,025	3,009,011
Intangible Assets	773,530	669,927
Deferred Income Taxes	—	45,269
Other Assets	906,626	906,235
	$12,543,986	$11,445,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$91,713	$252,899
Accounts payable	669,363	560,078
Accrued expenses	1,025,476	1,013,940
Cash dividends payable	93,664	92,620
Income taxes payable	91,912	81,194
Total current liabilities	1,972,128	2,000,731
Noncurrent Liabilities:
Long-term debt	960,145	958,321
Deferred income taxes	25,444	—
Other	992,352	939,696
Total noncurrent liabilities	1,977,941	1,898,017

Stockholders’ Equity:
Common stock	6,303	3,120
Additional paid-in-capital	1,336,149	1,082,611
Income reinvested in the business	9,757,485	9,112,328
Common stock held in treasury	(2,773,176)	(2,773,176)
Accumulated other comprehensive income	267,156	122,012
Total stockholders’ equity	8,593,917	7,546,895
	$12,543,986	$11,445,643

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30
	2006	2005
Cash Provided by (Used for) Operating Activities:
Net income	$832,384	$686,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,859	147,229
Amortization and impairment of goodwill and other intangible assets	60,637	41,203
Change in deferred income taxes	43,646	58,368
Provision for uncollectible accounts	7,202	5,113
(Gain) loss on sale of plant and equipment	(705)	2,545
Income from investments	(36,559)	(29,356)
Loss on sale of operations and affiliates	3,429	195
Stock compensation expense	19,777	31,093
Other non-cash items, net	3,021	(1,730)
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(147,236)	(120,635)
Inventories	(90,841)	(8,503)
Prepaid expenses and other assets	9,861	338
Increase (decrease) in--
Accounts payable	42,406	(34,091)
Accrued expenses and other liabilities	(14,743)	15,423
Income taxes payable/receivable	(132,250)	7,995
Other, net	(1,457)	—
Net cash provided by operating activities	749,431	801,275
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(281,479)	(200,144)
Additions to plant and equipment	(144,994)	(144,709)
Purchase of investments	(3,809)	(73,244)
Proceeds from investments	18,549	27,638
Proceeds from sale of plant and equipment	7,106	16,298
Net proceeds from sale of operations and affiliates	12,901	(173)
Other, net	12,639	6,137
Net cash used for investing activities	(379,087)	(368,197)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(186,183)	(162,799)
Issuance of common stock	63,007	15,003
Repurchases of common stock	—	(572,686)
Net proceeds (repayments) from short-term debt	(157,843)	491,415
Proceeds from long-term debt	179	58,077
Repayments of long-term debt	(6,246)	(6,119)
Tax benefits related to stock options and restricted stock	10,552	—
Net cash used for financing activities	(276,534)	(177,109)
Effect of Exchange Rate Changes on Cash and Equivalents	(5,041)	(64,680)
Cash and Equivalents:
Increase during the period	88,769	191,289
Beginning of period	370,417	667,390
End of period	$459,186	$858,679
Cash Paid During the Period for Interest	$37,633	$47,283
Cash Paid During the Period for Income Taxes	$446,983	$258,856
Liabilities Assumed from Acquisitions	$148,231	$55,179

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	INVESTMENT INCOME

Investment income (loss) by investment category for the periods ended June 30, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Mortgage investments	$9,576	$4,824	$16,139	$14,468
Leases of equipment	1,224	3,140	2,471	6,267
Property developments	269	2,046	458	3,849
Venture capital limited partnership	12,883	(3,378)	12,659	558
Other	2,415	1,823	4,832	4,214
	$26,367	$8,455	$36,559	$29,356

(2)	COMPREHENSIVE INCOME

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments.

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$465,854	$373,782	$832,384	$686,088
Foreign currency translation adjustments	116,726	(210,593)	145,144	(198,851)
Total comprehensive income	$582,580	$163,189	$977,528	$487,237

(3)	INVENTORIES

Inventories at June 30, 2006 and December 31, 2005 were as follows:

(In thousands)

	June 30, 2006	December 31, 2005
Raw material	$415,596	$340,748
Work-in-process	147,805	136,557
Finished goods	806,646	725,758
	$1,370,047	$1,203,063

(4)	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill or intangible assets that have indefinite lives. In the first quarter of each year, the Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the fair value of the related reporting unit or intangible asset.

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

Amortization and impairment of goodwill and other intangible assets for the periods ended June 30, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Goodwill:
Impairment	$—	$—	$9,200	$6,206
Intangible Assets:
Amortization	24,664	15,213	48,452	29,948
Impairment	—	—	2,985	5,049
Total	$24,664	$15,213	$60,637	$41,203

In the first quarter of 2006, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $12,185,000. The first quarter 2006 goodwill impairment charges of $9,200,000 were primarily related to a U.S. joist business, a U.S. heat transfer business and an Asian construction business, and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2006, intangible asset impairments of $2,985,000 were recorded to reduce to the estimated fair value the carrying value of trademarks, patents and customer-related intangible assets primarily related to a U.S. welding components business in the Specialty Systems – North America segment and a U.S. contamination control business in the Engineered Products – North America segment.

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

(5)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended June 30, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$26,734	$21,362	$4,186	$3,236	$53,404	$42,810	$8,373	$6,472
Interest cost	24,165	21,517	8,225	7,574	48,161	43,087	16,449	15,147
Expected return on plan assets	(34,360)	(31,221)	(1,997)	(1,439)	(68,545)	(62,489)	(3,992)	(2,877)
Amortization of actuarial loss	6,319	2,256	1,292	312	12,593	4,584	22,281	623
Amortization of prior service cost (income)	(565)	(569)	1,392	1,684	(1,132)	(1,138)	2,783	3,368
Amortization of net transition amount	16	(3)	—	—	32	(6)	—	—
Net periodic benefit cost	$22,309	$13,342	$13,098	$11,367	$44,513	$26,848	$45,894	$22,733

The Company expects to contribute $75,000,000 to its pension plans in 2006. As of June 30, 2006, contributions of $15,219,000 have been made.

(6)	SHORT-TERM DEBT

In June 2005, the Company entered into a $600,000,000 Line of Credit Agreement with a termination date of June 16, 2006. This line of credit was replaced on June 16, 2006, by a $600,000,000 Line of Credit Agreement with a termination date of June 15, 2007. No amounts were outstanding under this facility at June 30, 2006.

The Company had outstanding commercial paper of $19,988,000 at June 30, 2006 and $94,488,000 at December 31, 2005.

(7)	LONG-TERM DEBT

In June 2005, the Company entered into a $350,000,000 revolving credit facility (“RCF”) with a termination date of June 17, 2010. This RCF was replaced on June 16, 2006 by a $350,000,000 RCF with a termination date of June 16, 2011. No amounts were outstanding under this facility at June 30, 2006.

(8)	COMMITMENTS AND CONTINGENCIES

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

Wilsonart International, Inc. (“Wilsonart”), a wholly-owned subsidiary of the Company, is a defendant in a consolidated class action lawsuit filed in 2000 in federal district court in White Plains, New York on behalf of direct purchasers of high-pressure laminate. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high pressure laminate between 1994 and 2000 and seeks injunctive relief and treble damages. In addition, indirect purchasers of high-pressure laminate filed similar purported class action cases under various state antitrust and consumer protection laws in 13 states and the District of Columbia, all of which cases have been stayed pending the outcome of the consolidated class action. On May 24, 2006, after a two month trial, a federal jury unanimously rejected the plaintiffs’ claims and rendered a verdict in favor of Wilsonart in the consolidated class action lawsuit. The stay of the 13 states and District of Columbia proceedings has been continued until October 2006. The company intends to vigorously contest any appeal of the jury verdict in the federal consolidated class action lawsuit as well as any further state court proceedings. The Company has not recorded any reserves related to this case.

(9)	COMMON STOCK

On May 5, 2006, the Board of Directors of ITW approved a two-for-one split of the Company’s common stock, with an effective date of May 25, 2006, at a rate of one additional share for each common share held by stockholders of record on May 18, 2006. All per-share data is reported on a post-split basis.

(10)     SHARE REPURCHASE PROGRAM

On August 4, 2006 the Company’s Board of Directors authorized a share repurchase program which provides for the buy back of up to 35 million shares.

(11)	SEGMENT INFORMATION

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

	Three Months Ended	Leasing &	Three Months Ended
	June 30, 2005	Investments	June 30, 2005
	as Previously Reported	Reclassification	as Currently Reported
Operating Revenues	$3,295,644	$(9,583)	$3,286,061
Cost of revenues	2,156,602	(2,718)	2,153,884
Selling, administrative, and
research & development expense	556,975	83	557,058
Amortization and impairment of
goodwill & intangibles	15,213	—	15,213
Operating Income	$566,854	$(6,948)	$559,906
Interest expense	(27,352)	(1,454)	(28,806)
Investment income	—	8,455	8,455
Other income (expense)	6,880	(53)	6,827
Income Before Income Taxes	$546,382	$—	$546,382

	Six Months Ended	Leasing &	Six Months Ended
	June 30, 2005	Investments	June 30, 2005
	as Previously Reported	Reclassification	as Currently Reported
Operating Revenues	$6,369,935	$(31,993)	$6,337,942
Cost of revenues	4,178,939	(6,030)	4,172,909
Selling, administrative, and
research & development expense	1,105,050	142	1,105,192
Amortization and impairment of
goodwill & intangibles	41,203	—	41,203
Operating Income	$1,044,743	$(26,105)	$1,018,638
Interest expense	(46,079)	(2,982)	(49,061)
Investment income	—	29,356	29,356
Other income (expense)	10,324	(269)	10,055
Income Before Income Taxes	$1,008,988	$—	$1,008,988

(12)	NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial statements.

In July 2006, the FASB issued FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP FAS 13-2 will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of FSP FAS 13-2 on its financial statements.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Operating revenues	$3,579,470	$3,286,061	$6,876,506	$6,337,942
Operating income	659,764	559,906	1,199,732	1,018,638
Margin %	18.4%	17.0%	17.4%	16.1%

In the second quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	4.5%	10.7%	1.0%	5.3%	13.2%	1.2%
Changes in variable margins and
overhead costs	—	3.0	0.5	—	2.6	0.4
Total	4.5	13.7	1.5	5.3	15.8	1.6

Acquisitions and divestitures	6.7	3.3	(0.7)	6.0	2.7	(0.6)
Restructuring costs	—	1.9	0.3	—	0.9	0.1
Impairment of goodwill and
intangibles	—	—	—	—	(0.1)	—
Translation	(1.4)	(1.1)	0.1	(2.0)	(1.5)	0.1
Intercompany	(0.9)	—	0.2	(0.8)	—	0.1
Total	8.9%	17.8%	1.4%	8.5%	17.8%	1.3%

North American base business revenues increased 4.4% and 6.3% in the second quarter and year-to-date periods of 2006, respectively. Base business revenues increased 4.3% and 3.4% internationally for the same periods. The growth in North American revenues was primarily due to growth in industrial production and increased demand in the capital equipment markets that ITW serves. Improvements in economic growth conditions in Europe contributed to the international base revenue growth in the second quarter.

Operating income for the second quarter and year-to-date periods of 2006 improved due to leverage from the growth in base business revenue, income from acquired companies and lower restructuring expenses, partially offset by unfavorable currency translation. Variable margins improved 90 basis points and 100 basis points in the second quarter and year-to-date periods mainly due to sales volume increases, operating efficiency gains and sales price increases in excess of raw material cost increases. Income for the year-to-date period was favorably impacted by a first quarter 2005 charge of $8.7 million to resolve accounting issues at a European food equipment business. In addition, consolidated operating income in the first quarter of 2006 was negatively impacted by a $19.7 million charge related to retiree health care and life insurance liabilities.

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

The results of operations for the Engineered Products – North America segment for the second quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Operating revenues	$1,102,190	$971,669	$2,145,636	$1,889,840
Operating income	211,925	176,961	388,763	321,334
Margin %	19.2%	18.2%	18.1%	17.0%

In the second quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	1.9%	4.3%	0.4%	4.2%	10.0%	0.9%
Changes in variable margins and
overhead costs	—	5.3	0.9	—	2.6	0.4
Total	1.9	9.6	1.3	4.2	12.6	1.3

Acquisitions and divestitures	11.1	6.5	(0.9)	8.9	5.6	(0.6)
Restructuring costs	—	3.2	0.6	—	2.5	0.4
Impairment of goodwill and
intangibles	—	—	—	—	(0.2)	—
Translation	0.4	0.5	—	0.4	0.5	—
Total	13.4%	19.8%	1.0%	13.5%	21.0%	1.1%

Revenues increased in the second quarter and year-to-date periods of 2006 primarily due to revenues from acquisitions and higher base business revenues. The acquired revenue growth was primarily related to the acquisition of a construction business, two machined components businesses and five polymers businesses. Construction base revenues decreased 0.9% in the second quarter of 2006 primarily due to slowing residential construction. Base revenues increased 3.4% for the year-to-date period primarily as a result of growth in the commercial construction markets and new product introductions at the Wilsonart business in the first quarter of 2006. Automotive base revenues increased by 1.2% for the second quarter and 1.4% year-to-date as automotive production at the North American Big 3 automotive manufacturers increased 2% in the first quarter of 2006 and declined 1% in the second quarter. Base revenues from the other industrial-based businesses in this segment grew 6.0% and 7.1% for the second quarter and year-to-date periods as a result of increased demand in a broad array of end markets, particularly the reclosable packaging market.

Operating income increased in the second quarter and year-to-date periods of 2006 primarily due to leverage from the growth in base business revenues described above, income from acquisitions and lower restructuring expenses. In addition, variable margins increased 130 basis points and 120 basis points in the second quarter and year-to-date periods, respectively, as selling price increases fully recovered raw material cost increases and operating costs were lower due to operational efficiencies. Year-to-date 2006 income was unfavorably impacted by higher goodwill and intangible asset impairment charges. In the first quarter of 2006, an impairment charge of $5.6 million was recorded primarily related to the goodwill of a U.S. joist business and the intangibles of a contamination control business. In addition, year-to-date income was negatively impacted by a first quarter 2006 charge of $9.8 million related to retiree healthcare and life insurance liabilities.

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

The results of operations for the Engineered Products – International segment for the second quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Operating revenues	$739,185	$711,588	$1,366,084	$1,359,417
Operating income	110,466	102,075	186,297	186,551
Margin %	14.9%	14.3%	13.6%	13.7%

In the second quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	4.1%	11.4%	1.0%	2.4%	7.0%	0.6%
Changes in variable margins and
overhead costs	—	(2.2)	(0.3)	—	(1.9)	(0.3)
Total	4.1	9.2	0.7	2.4	5.1	0.3

Acquisitions and divestitures	3.7	0.7	(0.4)	3.3	0.8	(0.3)
Restructuring costs	—	2.6	0.4	—	—	—
Impairment of goodwill and
intangibles	—	—	—	—	(0.8)	(0.1)
Translation	(3.9)	(4.3)	(0.1)	(5.2)	(5.2)	—
Total	3.9%	8.2%	0.6%	0.5%	(0.1)%	(0.1)%

Revenues increased in the second quarter and year-to-date periods of 2006 due to an increase in base business and revenue from acquisitions. The revenues from acquisitions increased primarily due to an acquisition of a European construction business and a European laminate business. The increased revenues were partially offset by the unfavorable effect of currency translation, primarily as a result of the Euro weakening against the dollar. Base business construction revenue increased 5.3% and 2.1% in the second quarter and year-to-date periods, respectively, due to strong demand in both the European and Australasia markets. Automotive base revenues increased 1.6% and 2.3% in the second quarter and year-to-date periods, respectively, primarily due to higher production levels at many European automotive manufacturers. Base revenues from the other businesses in this segment increased 5.1% and 3.4% in the second quarter and year-to-date periods of 2006 as they benefited from strong demand in a broad array of industrial and commercial end markets that they serve.

Operating income for the second quarter and year-to-date periods of 2006 increased primarily due to the positive leverage effect from the increase in base revenue. Lower restructuring expenses also increased income in the second quarter of 2006. Variable margins increased 60 basis points in both periods offset by an increase in overhead costs and unfavorable currency translation. Year-to-date income was negatively affected by a $1.7 million impairment charge related to two Asian construction businesses in the first quarter of 2006.

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

The results of operations for the Specialty Systems – North America segment for the second quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Operating revenues	$1,150,856	$1,037,717	$2,289,212	$2,043,638
Operating income	230,087	188,284	448,460	364,498
Margin %	20.0%	18.1%	19.6%	17.8%

In the second quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	6.8%	15.0%	1.4%	8.1%	18.4%	1.7%
Changes in variable margins and
overhead costs	—	3.2	0.6	—	2.5	0.4
Total	6.8	18.2	2.0	8.1	20.9	2.1

Acquisitions and divestitures	3.5	2.3	(0.3)	3.4	1.5	(0.4)
Restructuring costs	—	1.0	0.2	—	(0.3)	—
Impairment of goodwill and
intangibles	—	—	—	—	0.4	0.1
Translation	0.6	0.7	—	0.5	0.5	—
Total	10.9%	22.2%	1.9%	12.0%	23.0%	1.8%

Base business revenue growth in the second quarter and year-to-date periods of 2006 was primarily due to increased demand for machinery and consumables in many of the end markets that this segment serves. Welding base revenues increased 20.8% and 21.3% in the second quarter and year-to-date periods of 2006 respectively, due to high demand for replacement equipment and new product introductions. Industrial packaging base revenues grew 3.8% and 4.9%, primarily due to increased demand for machinery. Food equipment base revenues decreased 0.8% in the second quarter and increased 2.3% year-to-date as strong first quarter 2006 demand from restaurant and institutional customers was partially offset by weaker second quarter demand. Base business revenue in the other businesses in this segment, including the marking, decorating and finishing businesses, increased 3.0% for the second quarter and 3.4% in the year-to-date periods, respectively. The acquired revenues were primarily due to the acquisition of a materials and structural testing business in the fourth quarter of 2005 and a coding business in the first quarter of 2006.

Operating income increased in the second quarter and year-to-date periods of 2006 primarily due to leverage from base business revenue increases described above. In addition, variable margins improved by 120 basis points in both periods mainly due to sales volume increases and operating efficiency gains. Operating income was also higher year-to-date due to lower goodwill and intangible asset impairment charges over the prior year. In the first quarter of 2006, a goodwill and intangible asset impairment charge of $4.7 million was recorded related to the goodwill of a heat transfer business and the goodwill and intangibles of a welding components business. In the first quarter of 2005 an impairment charge of $6.1 million was incurred related to a stretch packaging business and welding components business. Operating income improved in the second quarter of 2006 due to lower restructuring expenses, however, the year-to-date period was adversely affected by increased restructuring expenses in the decorating businesses and food equipment businesses. In addition, operating income was unfavorably impacted year-to-date by a first quarter 2006 charge of $9.8 million related to retiree healthcare and life insurance liabilities.

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

The results of operations for the Specialty Systems – International segment for the second quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Operating revenues	$728,202	$674,955	$1,350,754	$1,265,583
Operating income	107,286	92,586	176,212	146,255
Margin %	14.7%	13.7%	13.0%	11.6%

In the second quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	4.6%	13.0%	1.1%	4.5%	15.2%	1.2%
Changes in variable margins and
overhead costs	—	4.4	0.6	—	8.5	0.9
Total	4.6	17.4	1.7	4.5	23.7	2.1

Acquisitions and divestitures	7.2	2.1	(0.7)	7.7	1.9	(0.8)
Restructuring costs	—	0.5	—	—	1.4	0.1
Impairment of goodwill and
intangibles	—	—	—	—	(0.2)	—
Translation	(3.9)	(4.1)	—	(5.5)	(6.3)	—
Total	7.9%	15.9%	1.0%	6.7%	20.5%	1.4%

Revenues increased in the second quarter and year-to-date periods of 2006 primarily due to base business revenue growth and revenues from acquired companies offset by unfavorable currency translation. Food equipment base revenues increased 3.3% in the second quarter and 3.1% year-to-date, due primarily to growth in European institutional demand. Industrial packaging base revenues were flat for the second quarter due to slower machine sales in Asia, but increased 1.4% year-to-date. Other base business revenues, including the welding and finishing businesses, increased 13.4% for the quarter and 11.3% year-to-date led by strong welding equipment and consumable sales in Asia. The contribution from acquired revenues was primarily related to the acquisition of a materials and structural testing business and an aircraft ground power business.

Operating income increased in the second quarter and year-to-date periods of 2006 primarily as a result of the revenue increases described above and reduced operating costs. In addition, operating income was favorably impacted by lower restructuring expenses and income from acquisitions. Income was also positively affected by a nonrecurring first quarter 2005 charge of $8.7 million to resolve accounting issues at a European food equipment business. These increases were partially offset by unfavorable currency translation.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Engineered Products - North America	$1,102,190	$971,669	$2,145,636	$1,889,840
Engineered Products – International	739,185	711,588	1,366,084	1,359,417
Specialty Systems - North America	1,150,856	1,037,717	2,289,212	2,043,638
Specialty Systems – International	728,202	674,955	1,350,754	1,265,583
Intersegment revenues	(140,963)	(109,868)	(275,180)	(220,536)
Total operating revenues	$3,579,470	$3,286,061	$6,876,506	$6,337,942

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

Amortization and impairment of goodwill and other intangible assets for the periods ended June 30, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Goodwill:
Impairment	$—	$—	$9,200	$6,206
Intangible Assets:
Amortization	24,664	15,213	48,452	29,948
Impairment	—	—	2,985	5,049
Total	$24,664	$15,213	$60,637	$41,203

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

INTEREST EXPENSE

Interest expense decreased to $37.9 million in the first six months of 2006 from $49.1 million in 2005 primarily due to a lower amount of commercial paper outstanding in the first six months of 2006 and higher interest expense in 2005 due to forward contract discount amortization.

INVESTMENT INCOME

Investment income increased to $36.6 million in the first six months of 2006 from $29.4 million in 2005. The increase was primarily due to higher gains on venture capital investments in 2006 than in 2005. These gains were partially offset by lower income from leverage leases in 2006 due to the normal scheduled decline in leverage lease income and lower income from property developments as fewer homes were sold in 2006 versus 2005.

Mortgage investment income for the first six months of 2006 was virtually flat compared to the same period in 2005. Mortgage investment income increased due to gains on the sales of properties in 2006 versus losses on the sales of properties and an impairment charge in 2005. However, this increase was mostly offset by lower equity income in 2006 as compared to 2005, as a result of the liquidation of the first mortgage investment in December 2005.

OTHER INCOME (EXPENSE)

Other income (expense) was an expense of $0.7 million for the first six months of 2006 versus income of $10.1 million in 2005, primarily due to higher currency translation losses and losses on divestitures in 2006. This is partially offset by gains in 2006 on the sale of fixed assets versus losses in 2005.

INCOME TAXES

The effective tax rate for the first six months of 2006 was 30.5%, 1.5 percentage points lower than the effective rate for the first six months of 2005. The Company’s decrease in effective income tax rate is a result of additional nontaxable foreign interest income and the favorable resolution of an IRS tax audit.

NET INCOME

Net income of $832.4 million ($1.46 per diluted share) in the first six months of 2006 was 21.3% higher than the 2005 net income of $686.1 million ($1.18 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 2006 decreased operating revenues for the first six months of 2006 by approximately $120.0 million and decreased earnings by approximately 2 cents per diluted share.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial statements.

In July 2006, the FASB issued FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP FAS 13-2 will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of FSP FAS 13-2 on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-35% of the last two years’ average net income. In addition, free operating cash flow is expected to be adequate to finance internal growth and small-to-medium sized acquisitions.

The Company uses free operating cash flow to measure normal cash flow generated by its operations that is available for dividends, acquisitions and debt repayment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the second quarter and year-to-date periods of 2006 and 2005 was as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net cash provided by operating activities	$360,920	$498,324	$749,431	$801,275
Additions to plant and equipment	(76,675)	(80,681)	(144,994)	(144,709)
Free operating cash flow	$284,245	$417,643	$604,437	$656,566

Acquisitions	$(82,482)	$(11,790)	$(281,479)	$(200,144)
Cash dividends paid	(93,563)	(81,146)	(186,183)	(162,799)
Purchase of investments	(1,749)	(2,575)	(3,809)	(73,244)
Issuance of common stock	21,000	2,669	63,007	15,003
Repurchases of common stock	—	(382,954)	—	(572,686)
Net proceeds (repayments) of debt	(139,940)	(87,379)	(163,910)	543,373
Other	17,205	(48,730)	56,706	(14,780)
Net increase (decrease) in cash and equivalents	$4,716	$(194,262)	$88,769	$191,289

The decrease in free operating cash flow in the second quarter and year-to-date periods of 2006 was primarily due to income tax prepayments in 2006 related to the treatment of the Company’s leverage leases.

On August 4, 2006 the Company’s Board of Directors authorized a share repurchase program which provides for the buy back of up to 35 million shares over an unspecified period of time.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the second quarter and year-to-date periods of 2006 and 2005 was as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Operating income after taxes	$461,175	$382,976	$833,814	$692,674

Total debt	$1,051,858	$1,663,996	$1,051,858	$1,663,996
Less: Cash and equivalents	(459,186)	(858,679)	(459,186)	(858,679)
Adjusted net debt	592,672	805,317	592,672	805,317
Total stockholders’ equity	8,593,917	7,427,201	8,593,917	7,427,201
Invested capital	$9,186,589	$8,232,518	$9,186,589	$8,232,518
Average invested capital	$8,994,013	$8,321,056	$8,791,908	$8,242,318
Annualized return on average invested capital	20.5%	18.4%	19.0%	16.8%

The 210 basis point increase in ROIC in the second quarter of 2006 was due primarily to a 20% increase in after-tax operating income, mainly as a result of increased operating income from base business and a decrease in the effective tax rate to 30.1% in the second quarter of 2006 from 31.6% in the second quarter of 2005. The above positive impact was partially offset by an 8% increase in average invested capital primarily due to acquisitions.

The 220 basis point increase in ROIC for year-to-date 2006 was due primarily to a 20% increase in after-tax operating income, mainly as a result of increased operating income from base business and a decrease in the effective tax rate to 30.5% in the first half of 2006 from 32.0% in the first half of 2005. The above positive impact was partially offset by a 7% increase in average invested capital primarily due to acquisitions.

Working Capital

Net working capital at June 30, 2006 and December 31, 2005 is summarized as follows:

(Dollars in thousands)

	June 30, 2006	December 31, 2005	Increase/(Decrease)
Current Assets:
Cash and equivalents	$459,186	$370,417	$88,769
Trade receivables	2,374,172	2,098,276	275,896
Inventories	1,370,047	1,203,063	166,984
Other	612,853	439,849	173,004
	4,816,258	4,111,605	704,653
Current Liabilities:
Short-term debt	91,713	252,899	(161,186)
Accounts payable and accrued expenses	1,694,839	1,574,018	120,821
Other	185,576	173,814	11,762
	1,972,128	2,000,731	(28,603)
Net Working Capital	$2,844,130	$2,110,874	$733,256
Current Ratio	2.44	2.06

Trade receivables and inventories increased due to increased sales, acquisitions and translation. Other current assets increased primarily due to a $145.0 million increase in income tax refunds receivable. This increase is related to the timing of income tax payments and a favorable conclusion of an IRS tax audit. Short-term debt decreased primarily as a result of excess cash used to pay off a portion of the debt. Accounts payable and accrued expenses increased primarily due to acquisitions and foreign currency translation.

Debt

Total debt at June 30, 2006 and December 31, 2005 was as follows:

(Dollars in thousands)

	June 30, 2006	December 31, 2005
Short-term debt	$91,713	$252,899
Long-term debt	960,145	958,321
Total debt	$1,051,858	$1,211,220

Total debt to capitalization	10.9%	13.8%

The Company had outstanding commercial paper of $20.0 million at June 30, 2006 and $94.5 million at December 31, 2005.

In June 2005, the Company entered into a $600,000,000 Line of Credit Agreement with a termination date of June 16, 2006. This line of credit was replaced on June 16, 2006 by a $600,000,000 Line of Credit Agreement with a termination date of June 15, 2007. No amounts were outstanding under this facility at June 30, 2006.

In June 2005, the Company entered into a $350,000,000 revolving credit facility (“RCF”) with a termination date of June 17, 2010. This RCF was replaced on June 16, 2006 by a $350,000,000 RCF with a termination date of June 16, 2011. No amounts were outstanding under this facility at June 30, 2006.

Stockholders’ Equity

The changes to stockholders’ equity during 2006 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2005	$7,546,895
Net income	832,384
Cash dividends declared	(187,227)
Shares issued for acquisitions	163,384
Stock option and restricted stock activity	93,337
Currency translation adjustments	145,144
Total stockholders’ equity, June 30, 2006	$8,593,917

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Vice President & Controller, Financial Reporting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2006. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Vice President & Controller, Financial Reporting, have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Vice President & Controller, Financial Reporting, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2006 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

Wilsonart International, Inc. (“Wilsonart”), a wholly-owned subsidiary of the Company, is a defendant in a consolidated class action lawsuit filed in 2000 in federal district court in White Plains, New York on behalf of direct purchasers of high-pressure laminate. The complaint alleges that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high pressure laminate between 1994 and 2000 and seeks injunctive relief and treble damages. In addition, indirect purchasers of high-pressure laminate filed similar purported class action cases under various state antitrust and consumer protection laws in 13 states and the District of Columbia, all of which cases have been stayed pending the outcome of the consolidated class action. On May 24, 2006, after a two month trial, a federal jury unanimously rejected the plaintiffs’ claims and rendered a verdict in favor of Wilsonart in the consolidated class action lawsuit. The stay of the 13 states and District of Columbia proceedings has been continued until October 2006. The company intends to vigorously contest any appeal of the jury verdict in the federal consolidated class action lawsuit as well as any further state court proceedings.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 5, 2006. The following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominees	In Favor	Withheld
W. F. Aldinger	224,130,409	22,537,215
M. J. Birck	225,049,787	21,617,837
M. D. Brailsford	223,935,853	22,731,771
S. Crown	241,745,082	4,922,542
D. H. Davis, Jr.	224,965,294	21,702,330
R. C. McCormack	234,612,110	12,055,515
R. S. Morrison	243,150,866	3,516,758
J. A. Skinner	231,298,408	15,369,216
H. B. Smith	242,945,422	3,722,202
D. B. Speer	243,612,775	3,054,850

The proposal requiring an amendment to the Company’s Restated Certificate of Incorporation was approved with 242,583,554 votes in favor, 2,871,758 votes against, 1,212,311 votes withheld and 0 non-votes.

The 2006 Stock Incentive Plan was approved with 189,403,329 votes in favor, 31,170,783 votes against, 1,924,839 votes withheld and 24,168,173 non-votes.

The appointment of Deloitte & Touche LLP as the Company’s independent public accountants was ratified with 218,033,675 votes in favor, 27,376,049 votes against, 1,257,899 votes withheld and 0 non-votes.

The stockholder proposal requiring implementation of certain business principles in China was rejected with 191,823,955 votes against, 13,273,728 votes in favor, 17,401,267 votes withheld and 24,168,673 non-votes.

The stockholder proposal requiring a majority vote for the election of directors was rejected with 134,301,964 votes against, 84,876,922 votes in favor, 3,313,464 votes withheld and 24,175,273 non-votes.

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.

10(a)

Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 10, 2006, as amended on May 5, 2006, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

10(b)

Consulting Agreement dated May 8, 2006 by and between Illinois Tool Works Inc. and SLP,LLC, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: August 4, 2006	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Vice President & Controller, Financial Reporting
(Principal Accounting & Financial Officer)