Form 10-Q
period 2006-09-30
ILLINOIS TOOL WORKS INC
filed 2006-10-30
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of registrant’s common stock, $.01 par value, outstanding at September 30, 2006: 566,878,213.

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

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating Revenues	$3,538,014	$3,200,154	$10,414,520	$9,538,096
Cost of revenues	2,292,192	2,077,754	6,704,687	6,250,663
Selling, administrative, and research
and development expenses	593,719	541,414	1,797,361	1,646,606
Amortization and impairment of
goodwill and other intangible assets	25,237	15,770	85,874	56,973
Operating Income	626,866	565,216	1,826,598	1,583,854
Interest expense	(20,804)	(20,463)	(58,710)	(69,524)
Investment income	28,197	56,292	64,756	85,648
Other income (expense)	7,633	(843)	6,932	9,212
Income Before Taxes	641,892	600,202	1,839,576	1,609,190
Income Taxes	195,800	192,000	561,100	514,900
Net Income	$446,092	$408,202	$1,278,476	$1,094,290
Net Income Per Share:
Basic	$0.79	$0.72	$2.26	$1.90
Diluted	$0.78	$0.72	$2.24	$1.89
Cash Dividends:
Paid	$0.165	$0.14	$0.495	$0.42
Declared	$0.21	$0.165	$0.54	$0.445
Shares of Common Stock Outstanding During the Period:
Average	567,637	565,596	566,114	574,666
Average assuming dilution	570,929	570,018	569,857	579,019

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and equivalents	$617,912	$370,417
Trade receivables	2,369,654	2,098,276
Inventories	1,444,560	1,203,063
Deferred income taxes	197,177	168,739
Prepaid expenses and other current assets	462,448	271,110
Total current assets	5,091,751	4,111,605

Plant and Equipment:
Land	180,285	156,975
Buildings and improvements	1,330,787	1,210,133
Machinery and equipment	3,503,122	3,235,571
Equipment leased to others	148,348	155,565
Construction in progress	102,670	92,934
	5,265,212	4,851,178
Accumulated depreciation	(3,286,072)	(3,044,069)
Net plant and equipment	1,979,140	1,807,109

Investments	917,744	896,487
Goodwill	3,406,848	3,009,011
Intangible Assets	904,314	669,927
Deferred Income Taxes	—	45,269
Other Assets	950,672	906,235
	$13,250,469	$11,445,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$524,626	$252,899
Accounts payable	649,468	560,078
Accrued expenses	1,076,035	1,013,940
Cash dividends payable	119,001	92,620
Income taxes payable	74,537	81,194
Total current liabilities	2,443,667	2,000,731
Noncurrent Liabilities:
Long-term debt	964,302	958,321
Deferred income taxes	133,103	—
Other	998,209	939,696
Total noncurrent liabilities	2,095,614	1,898,017

Stockholders’ Equity:
Common stock	6,304	3,120
Additional paid-in-capital	1,154,337	1,082,611
Income reinvested in the business	10,084,576	9,112,328
Common stock held in treasury	(2,821,648)	(2,773,176)
Accumulated other comprehensive income	287,619	122,012
Total stockholders’ equity	8,711,188	7,546,895
	$13,250,469	$11,445,643

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30
	2006	2005
Cash Provided by (Used for) Operating Activities:
Net income	$1,278,476	$1,094,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	232,038	225,441
Amortization and impairment of goodwill and other intangible assets	85,874	56,973
Change in deferred income taxes	95,525	117,835
Provision for uncollectible accounts	8,590	7,801
Loss on sale of plant and equipment	433	2,165
Income from investments	(64,756)	(85,648)
Loss on sale of operations and affiliates	3,363	5,607
Stock compensation expense	27,858	45,240
Other non-cash items, net	(485)	(1,283)
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(75,713)	(133,307)
Inventories	(102,570)	57,230
Prepaid expenses and other assets	(40,852)	(54,188)
Increase (decrease) in--
Accounts payable	936	(58,724)
Accrued expenses and other liabilities	41,829	39,802
Income taxes payable/receivable	(169,061)	41,337
Other, net	1,112	2,300
Net cash provided by operating activities	1,322,597	1,362,871
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(728,303)	(312,736)
Additions to plant and equipment	(222,790)	(216,025)
Purchase of investments	(5,868)	(91,273)
Proceeds from investments	32,327	46,218
Proceeds from sale of plant and equipment	10,971	25,299
Net proceeds from sale of operations and affiliates	13,234	1,408
Other, net	1,803	(5,565)
Net cash used for investing activities	(898,626)	(552,674)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(279,847)	(242,708)
Issuance of common stock	66,417	18,318
Repurchases of common stock	(247,985)	(1,041,798)
Net proceeds from short-term debt	275,268	175,334
Proceeds from long-term debt	139	58,369
Repayments of long-term debt	(7,425)	(9,003)
Tax benefits related to stock options and restricted stock	17,250	—
Net cash used for financing activities	(176,183)	(1,041,488)
Effect of Exchange Rate Changes on Cash and Equivalents	(293)	(84,754)
Cash and Equivalents:
Increase during the period	247,495	(316,045)
Beginning of period	370,417	667,390
End of period	$617,912	$351,345
Cash Paid During the Period for Interest	$57,521	$66,610
Cash Paid During the Period for Income Taxes	$630,991	$367,071
Liabilities Assumed from Acquisitions	$241,701	$90,707

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	INVESTMENT INCOME

Investment income by investment category for the periods ended September 30, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Mortgage investments	$16,430	$39,405	$32,569	$53,873
Venture capital limited partnership	7,960	9,178	20,619	9,738
Leases of equipment	1,210	3,099	3,681	9,365
Property developments	181	2,469	639	6,319
Other	2,416	2,141	7,248	6,353
	$28,197	$56,292	$64,756	$85,648

(2)	COMPREHENSIVE INCOME

The Company’s only component of other comprehensive income in the periods presented is foreign currency translation adjustments.

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$446,092	$408,202	$1,278,476	$1,094,290
Foreign currency translation adjustments	20,463	(10,243)	165,607	(209,094)
Total comprehensive income	$466,555	$397,959	$1,444,083	$885,196

(3)	INVENTORIES

Inventories at September 30, 2006 and December 31, 2005 were as follows:

(In thousands)

	September 30, 2006	December 31, 2005
Raw material	$442,546	$340,748
Work-in-process	152,591	136,557
Finished goods	849,423	725,758
	$1,444,560	$1,203,063

(4)	GOODWILL AND INTANGIBLE ASSETS

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

Amortization and impairment of goodwill and other intangible assets for the periods ended September 30, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Goodwill:
Impairment	$—	$—	$9,200	$6,206
Intangible Assets:
Amortization	25,237	15,770	73,689	45,718
Impairment	—	—	2,985	5,049
Total	$25,237	$15,770	$85,874	$56,973

In the first quarter of 2006, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $12,185,000. The first quarter 2006 goodwill impairment charges of $9,200,000 were primarily related to a U.S. joist business, a U.S. thermal transfer ribbon business and an Asian construction business, and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2006, intangible asset impairments of $2,985,000 were recorded to reduce to the estimated fair value the carrying value of trademarks, patents and customer-related intangible assets primarily related to a U.S. welding components business in the Specialty Systems – North America segment and a U.S. contamination control business in the Engineered Products – North America segment.

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

(5)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended September 30, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$27,040	$21,270	$4,187	$3,237	$80,444	$64,080	$12,560	$9,709
Interest cost	24,388	21,280	8,225	7,573	72,549	64,367	24,674	22,720
Expected return on plan assets	(34,609)	(30,973)	(1,995)	(1,439)	(103,154)	(93,462)	(5,987)	(4,316)
Amortization of actuarial loss	6,377	2,199	1,292	311	18,970	6,783	23,573	934
Amortization of prior service cost (income)	(565)	(570)	1,391	1,684	(1,697)	(1,708)	4,174	5,052
Amortization of net transition amount	16	(4)	—	—	48	(10)	—	—
Net periodic benefit cost	$22,647	$13,202	$13,100	$11,366	$67,160	$40,050	$58,994	$34,099

The Company expects to contribute $107,300,000 to its pension plans in 2006. As of September 30, 2006, contributions of $83,500,000 have been made.

(6)	SHORT-TERM DEBT

In June 2005, the Company entered into a $600,000,000 Line of Credit Agreement with a termination date of June 16, 2006. This line of credit was replaced on June 16, 2006, by a $600,000,000 Line of Credit Agreement with a termination date of June 15, 2007. No amounts were outstanding under this facility at September 30, 2006.

The Company had outstanding commercial paper of $449,784,000 at September 30, 2006 and $94,488,000 at December 31, 2005.

(7)	LONG-TERM DEBT

In June 2005, the Company entered into a $350,000,000 revolving credit facility (“RCF”) with a termination date of June 17, 2010. This RCF was replaced on June 16, 2006 by a $350,000,000 RCF with a termination date of June 16, 2011. No amounts were outstanding under this facility at September 30, 2006.

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

Wilsonart International, Inc. (“Wilsonart”), a wholly-owned subsidiary of the Company, was a defendant in a consolidated class action lawsuit filed in 2000 in federal district court in White Plains, New York on behalf of direct purchasers of high-pressure laminate. The complaint alleged that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high pressure laminate between 1994 and 2000 and sought injunctive relief and treble damages. In addition, indirect purchasers of high-pressure laminate filed similar purported class action cases under various state antitrust and consumer protection laws in 13 states and the District of Columbia, all of which cases were stayed pending the outcome of the consolidated class action. On May 24, 2006, after a two month trial, a federal jury unanimously rejected the plaintiffs’ claims and rendered a verdict in favor of Wilsonart in the consolidated class action lawsuit. Judgment was entered on the verdict, and that judgment is now final because plaintiffs’ time to appeal has expired. The stay of the 13 states and District of Columbia proceedings has continued, and several of those cases are in the process of being voluntarily dismissed by the plaintiffs. The Company intends to vigorously defend any cases which remain.

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

In the first quarter of 2006, the Company announced that given the planned run-off of assets in the Leasing and Investments portfolio and its desire to utilize free cash flow for core manufacturing investments and acquisitions rather than to make additional financial investments, its internal reporting has been revised to eliminate the reporting of Leasing and Investments as an operating segment. Accordingly, income from Leasing and Investment activities have been reported as non-operating investment income. Leasing and Investments’ results have been reclassified to investment income in the prior year’s income statement to conform to the current year’s presentation, as follows:

(In thousands)

	Three Months Ended	Leasing &	Three Months Ended
	September 30, 2005	Investments	September 30, 2005
	as Previously Reported	Reclassification	as Currently Reported
Operating Revenues	$3,257,600	$(57,446)	$3,200,154
Cost of revenues	2,081,272	(3,518)	2,077,754
Selling, administrative, and
research & development expense	541,338	76	541,414
Amortization and impairment of
goodwill & intangibles	15,770	—	15,770
Operating Income	$619,220	$(54,004)	$565,216
Interest expense	(18,243)	(2,220)	(20,463)
Investment income	—	56,292	56,292
Other expense	(775)	(68)	(843)
Income Before Income Taxes	$600,202	$—	$600,202

	Nine Months Ended	Leasing &	Nine Months Ended
	September 30, 2005	Investments	September 30, 2005
	as Previously Reported	Reclassification	as Currently Reported
Operating Revenues	$9,627,535	$(89,439)	$9,538,096
Cost of revenues	6,260,211	(9,548)	6,250,663
Selling, administrative, and
research & development expense	1,646,388	218	1,646,606
Amortization and impairment of
goodwill & intangibles	56,973	—	56,973
Operating Income	$1,663,963	$(80,109)	$1,583,854
Interest expense	(64,322)	(5,202)	(69,524)
Investment income	—	85,648	85,648
Other income (expense)	9,549	(337)	9,212
Income Before Income Taxes	$1,609,190	$—	$1,609,190

(12)	NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, and interest and penalties, related to uncertain tax positions. FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of FIN 48 on its financial statements.

In July 2006, the FASB issued FASB Staff Position FAS 13-2 (“FSP 13-2”), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP 13-2 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of FSP 13-2 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). Effective in the fourth quarter of 2006, SFAS 158 requires employers to recognize the overfunded or underfunded status of all postretirement plans as an asset or liability in its statement of financial position and to recognize previously unrecognized changes in that funded status through other comprehensive income.  Effective for the fiscal year ending 2008, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the Company’s year-end. The Company is currently assessing the impact of the adoption of SFAS 158 on its financial statements.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating revenues	$3,538,014	$3,200,154	$10,414,520	$9,538,096
Operating income	626,866	565,216	1,826,598	1,583,854
Margin %	17.7%	17.7%	17.5%	16.6%

In the third quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	2.4%	5.5%	0.5%	4.3%	10.4%	1.0%
Changes in variable margins and
overhead costs	—	(0.5)	(0.1)	—	1.5	0.2
Total	2.4	5.0	0.4	4.3	11.9	1.2

Acquisitions and divestitures	7.5	2.4	(0.9)	6.5	2.6	(0.7)
Restructuring costs	—	2.4	0.4	—	1.4	0.2
Impairment of goodwill and
intangibles	—	—	—	—	(0.1)	—
Translation	1.6	1.1	—	(0.7)	(0.5)	0.1
Intercompany	(0.9)	—	0.1	(0.9)	—	0.1
Total	10.6%	10.9%	—%	9.2%	15.3%	0.9%

North American base business revenues increased 0.6% and 4.3% in the third quarter and year-to-date periods of 2006, respectively. Base business revenues increased 5.0% and 3.9% internationally for the same periods. The growth in North American revenues was primarily due to a reasonably strong industrial production environment that includes moderating demand in the capital equipment and consumable markets served by ITW, partially offset by a decline in construction and automotive demand. Improvements in economic growth conditions in Europe contributed to the international base revenue growth in the third quarter and year-to-date.

Operating income for the third quarter and year-to-date periods of 2006 improved due to leverage from the growth in base business revenue, income from acquired companies and lower restructuring expenses. Currency translation positively impacted operating income in the third quarter of 2006 but had a negative impact for the year-to-date period. Variable margins declined 60 basis points in the third quarter primarily due to sales volume decreases for certain businesses in North America and margin declines related to increased raw material costs and related price increases. For the year-to-date period, variable margins increased 50 basis points due to operating efficiency gains. Income for the year-to-date period was favorably impacted by a first quarter 2005 charge of $8.7 million to resolve accounting issues at a European food equipment business. In addition, consolidated operating income in the first quarter of 2006 was negatively impacted by a $19.7 million charge related to retiree health care and life insurance liabilities.

As a result of the Company’s annual impairment testing of its goodwill and intangible assets, impairment charges of $12.2 million were incurred in the first quarter of 2006. The impaired assets reflected diminished expectations of future cash flows and primarily related to a U.S. joist business, a U.S. welding components business, a U.S. thermal transfer ribbon business, an Asian construction business and a contamination control business.

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

In the plastic and metal components and fasteners category, products include:
•	metal fasteners and fastening tools for the commercial and residential construction industries;
•	metal plate connecting components, machines and software for the commercial and residential construction industries;
•	laminate products for the commercial and residential construction industries and furniture markets;
•	specialty laminate film used in the construction market;
•	metal fasteners for automotive, appliance and general industrial applications;
•	metal components for automotive, appliance and general industrial applications;
•	plastic components for automotive, appliance, furniture and electronics applications; and
•	plastic fasteners for automotive, appliance and electronics applications.

In the specialty products category, products include:
•	reclosable packaging for consumer food and storage applications;
•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries;
•	hand wipes and cleaners for use in industrial manufacturing locations;
•	chemical fluids which clean or add lubrication to machines and automobiles;
•	adhesives for industrial, construction and consumer purposes;
•	epoxy and resin-based coating products for industrial applications;
•	components for industrial machines;
•	manual and power operated chucking equipment for industrial applications; and
•	automotive aftermarket maintenance and appearance products.

This segment primarily serves the construction, automotive and general industrial markets.

The results of operations for the Engineered Products – North America segment for the third quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating revenues	$1,029,476	$959,612	$3,175,112	$2,849,452
Operating income	181,391	180,942	570,153	502,276
Margin %	17.6%	18.9%	18.0%	17.6%

In the third quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(1.9)%	(4.0)%	(0.4)%	2.2%	5.0%	0.5%
Changes in variable margins and
overhead costs	—	1.8	0.3	—	2.3	0.4
Total	(1.9)	(2.2)	(0.1)	2.2	7.3	0.9

Acquisitions and divestitures	8.9	4.0	(0.8)	8.9	5.0	(0.7)
Restructuring costs	—	(1.9)	(0.4)	—	0.9	0.2
Impairment of goodwill and
intangibles	—	—	—	—	(0.1)	—
Translation	0.3	0.4	—	0.3	0.4	—
Total	7.3%	0.3%	(1.3)%	11.4%	13.5%	0.4%

Revenues increased in the third quarter and year-to-date periods of 2006 primarily due to revenues from acquisitions. Base business revenues declined in the third quarter of 2006 while year-to-date base revenues increased versus the prior year. The acquired revenue growth was primarily related to the acquisition of a construction business, an aerosol anti-static business and a polymer business. Construction base revenues decreased 4.6% in the third quarter of 2006 primarily due to the slowdown in residential construction. Base revenues for construction increased 0.6% for the year-to-date period primarily as a result of growth in the commercial construction markets and new product introductions at the Wilsonart business in the first quarter of 2006. Automotive base revenues decreased by 8.4% for the third quarter and 1.8% year-to-date as automotive production at the North American Big 3 automotive manufacturers decreased 13% in the third quarter of 2006 and declined 3% year-to-date. Base revenues from the other industrial-based businesses in this segment grew 5.7% and 6.7% for the third quarter and year-to-date periods, respectively, as a result of increased demand in a broad array of end markets, particularly the fluid products and industrial plastics and metals businesses.

Operating income was virtually flat in the third quarter of 2006 primarily due to the decline in base revenues described above offset by income from acquisitions. Additionally, higher restructuring costs in the automotive fasteners group lowered income in the third quarter. Year-to-date income increased primarily due to leverage from the growth in base business revenues, income from acquisitions and lower operating expenses. Variable margins decreased 110 basis points in the third quarter of 2006 primarily due to volume decreases and operating inefficiencies in the automotive and construction businesses. Year-to-date variable margins are up 50 basis points due to operating efficiency gains. Year-to-date 2006 income was unfavorably impacted by higher goodwill and intangible asset impairment charges. In the first quarter of 2006, an impairment charge of $5.6 million was recorded primarily related to the goodwill of a U.S. joist business and the intangibles of a contamination control business. In addition, year-to-date income was negatively impacted by a first quarter 2006 charge of $9.8 million related to retiree healthcare and life insurance liabilities.

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

The results of operations for the Engineered Products – International segment for the third quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating revenues	$723,961	$660,725	$2,090,045	$2,020,142
Operating income	109,588	100,893	295,886	287,444
Margin %	15.1%	15.3%	14.2%	14.2%

In the third quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	4.5%	12.1%	1.1%	3.1%	8.8%	0.8%
Changes in variable margins and
overhead costs	—	(10.7)	(1.6)	—	(5.0)	(0.7)
Total	4.5	1.4	(0.5)	3.1	3.8	0.1

Acquisitions and divestitures	1.7	(0.1)	(0.3)	2.8	0.5	(0.3)
Restructuring costs	—	4.6	0.7	—	1.6	0.2
Impairment of goodwill and
intangibles	—	—	—	—	(0.6)	—
Translation	3.4	2.7	(0.1)	(2.4)	(2.4)	—
Total	9.6%	8.6%	(0.2)%	3.5%	2.9%	—%

Revenues increased in the third quarter and year-to-date periods of 2006 due to an increase in base business revenues and revenue from acquisitions. The revenues from acquisitions increased primarily due to an acquisition of a European construction business, a European laminate business and a European reclosable packaging business. Currency translation had a favorable impact on revenues in the third quarter of 2006 while negatively impacting the year-to-date period. Base business construction revenue increased 6.1% and 3.5% in the third quarter and year-to-date periods, respectively, due to strong demand in both the European and Australasia markets. Automotive base revenues were flat in the third quarter, due to flat European automotive car builds during the third quarter of 2006, but increased 1.5% year-to-date. Base revenues from the other businesses in this segment increased 5.6% and 4.2% in the third quarter and year-to-date periods of 2006 as they benefited from stronger demand in a broad array of industrial and commercial end markets that they serve.

Operating income for the third quarter and year-to-date periods of 2006 increased primarily due to the positive leverage effect from the increase in base revenue and lower restructuring expenses. Variable margins declined 160 basis points in the third quarter of 2006 mainly due to margin declines related to increased raw material costs. Increased operating expenses and higher overhead expenses negatively impacted income in the year-to-date period. Operating income was favorably impacted by currency translation in the third quarter of 2006 and negatively impacted in the year-to-date period. Year-to-date income was negatively affected by a $1.7 million impairment charge related to two Asian construction businesses in the first quarter of 2006.

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

In the machinery and related consumables category, products include:
•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;
•	welding equipment and metal consumables for a variety of end market users;
•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;
•	plastic stretch film and related packaging equipment for various industrial purposes;
•	paper and plastic products used to protect shipments of goods in transit;
•	marking tools and inks for various end users
•	foil and film and related equipment used to decorate a variety of consumer products; and
•	solder materials for electronic and microelectronic assembly suppliers.

In the specialty equipment category, products include:
•	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;
•	paint spray equipment for a variety of general industrial applications;
•	materials and structural testing machinery and software;
•	static control equipment for electronics and industrial applications;
•	wheel balancing and tire uniformity equipment used in the automotive industry; and
•	airport ground power generators for commercial and military applications.

This segment primarily serves the food institutional and retail, general industrial, construction, and food and beverage markets.

The results of operations for the Specialty Systems – North America segment for the third quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating revenues	$1,164,030	$1,054,316	$3,453,243	$3,097,954
Operating income	227,136	210,938	675,596	575,436
Margin %	19.5%	20.0%	19.6%	18.6%

In the third quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	2.8%	5.7%	0.6%	6.3%	13.8%	1.3%
Changes in variable margins and
overhead costs	—	(1.6)	(0.3)	—	0.9	0.2
Total	2.8	4.1	0.3	6.3	14.7	1.5

Acquisitions and divestitures	7.3	3.7	(0.7)	4.7	2.3	(0.4)
Restructuring costs	—	(0.5)	(0.1)	—	(0.4)	(0.1)
Impairment of goodwill and
intangibles	—	—	—	—	0.3	—
Translation	0.3	0.4	—	0.5	0.5	—
Total	10.4%	7.7%	(0.5)%	11.5%	17.4%	1.0%

Base business revenue growth in the third quarter and year-to-date periods of 2006 was primarily due to increased demand for machinery and consumables in many of the end markets that this segment serves. Welding base revenues increased 11.8% and 18.1% in the third quarter and year-to-date periods of 2006 respectively, due to high demand in the energy, heavy fabrication and general industrial markets. Total packaging base revenues declined 1.0% in the third quarter and increased 2.9% for the year-to-date period of 2006, primarily due to third quarter declines in the industrial packaging systems and multipack carrier businesses. Food equipment base revenues increased 2.1% and 2.2% in the third quarter and year-to-date period, respectively, due to growth in the restaurant and institutional sector as well as the service business. Base business revenue in the other businesses in this segment, including the marking, decorating and finishing businesses, declined 2.4% in the third quarter and increased 1.5% for the year-to-date period. The acquired revenues were primarily due to the acquisition of a materials and structural testing business in the fourth quarter of 2005, a solder materials business in the second quarter of 2006, an industrial packaging business in the second quarter of 2006 and a coding business in the first quarter of 2006.

Operating income increased in the third quarter and year-to-date periods of 2006 primarily due to leverage from base business revenue increases described above. Variable margins declined 50 basis points in the third quarter due to higher raw material costs and product mix issues. Variable margins increased 60 basis points year-to-date mainly due to operating efficiency gains. Operating income was also higher year-to-date due to lower goodwill and intangible asset impairment charges over the prior year. In the first quarter of 2006, a goodwill and intangible asset impairment charge of $4.7 million was recorded related to the goodwill of a thermal transfer ribbon business and the goodwill and intangibles of a welding components business. In the first quarter of 2005 an impairment charge of $6.1 million was incurred related to a stretch packaging business and welding components business. Operating income declined in the third quarter of 2006 and year-to-date due to higher restructuring expenses in the decorating businesses, food equipment businesses and revenue stamp equipment business. In addition, operating income was unfavorably impacted year-to-date by a first quarter 2006 charge of $9.8 million related to retiree healthcare and life insurance liabilities.

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

In the machinery and related consumables category, products include:
•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;
•	welding equipment and metal consumables for a variety of end market users;
•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;
•	plastic bottle sleeves and related equipment for the food and beverage industry;
•	plastic stretch film and related packaging equipment for various industrial purposes;
•	paper and plastic products used to protect shipments of goods in transit;
•	foil and film and related equipment used to decorate a variety of consumer products; and
•	solder materials for electronic and microelectronic assembly suppliers.

In the specialty equipment category, products include:
•	commercial food equipment such as dishwashers, refrigerators, mixers, ovens, food slicers and specialty scales for use by restaurants, institutions and supermarkets;
•	materials and structural testing machinery and software;
•	paint spray equipment for a variety of general industrial applications;
•	static control equipment for electronics and industrial applications; and
•	airport ground power generators for commercial applications.

This segment primarily serves the general industrial, food institutional and retail, and food and beverage markets.

The results of operations for the Specialty Systems – International segment for the third quarter and year-to-date periods of 2006 and 2005 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating revenues	$758,602	$635,028	$2,109,356	$1,900,611
Operating income	108,751	72,443	284,963	218,698
Margin %	14.3%	11.4%	13.5%	11.5%

In the third quarter and year-to-date periods of 2006, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	5.4%	18.5%	1.4%	4.8%	16.3%	1.3%
Changes in variable margins and
overhead costs	—	11.6	1.3	—	9.5	1.0
Total	5.4	30.1	2.7	4.8	25.8	2.3

Acquisitions and divestitures	10.8	(1.5)	(1.6)	8.8	0.7	(1.1)
Restructuring costs	—	18.5	2.0	—	7.1	0.8
Impairment of goodwill and
intangibles	—	—	—	—	(0.1)	—
Translation	3.3	3.0	(0.2)	(2.6)	(3.2)	—
Total	19.5%	50.1%	2.9%	11.0%	30.3%	2.0%

Revenues increased in the third quarter and year-to-date periods of 2006 primarily due to base business revenue growth and revenues from acquired companies. Currency translation was favorable in the third quarter of 2006 and unfavorable year-to-date. Food equipment base revenues increased 0.8% in the third quarter and 2.3% year-to-date, due primarily to growth in European institutional demand. Industrial packaging base revenues increased 1.2% and 1.3% for the third quarter and year-to-date periods, respectively. Other base business revenues, including the welding and finishing businesses, increased 15.3% for the quarter and 12.7% year-to-date led by strong welding equipment and consumable sales in Asia and Europe. The contribution from acquired revenues was primarily related to the acquisition of a materials and structural testing business, a solder materials business, an aircraft ground power business and a European welding business.

Operating income increased in the third quarter and year-to-date periods of 2006 primarily as a result of the revenue increases described above, reduced operating costs and lower restructuring expenses. Variable margins increased 80 basis points in both the third quarter of 2006 and year-to-date period due to operating efficiency gains and positive product mix. In addition, income for both periods was favorably impacted by lower overhead expenses stemming from 2005 restructuring projects in the food equipment, industrial packaging and decorating businesses. Year-to-date income was also positively affected by a nonrecurring first quarter 2005 charge of $8.7 million to resolve accounting issues at a European food equipment business. Currency translation positively impacted income in the third quarter of 2006, but had a negative impact year-to-date.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Engineered Products – North America	$1,029,476	$959,612	$3,175,112	$2,849,452
Engineered Products – International	723,961	660,725	2,090,045	2,020,142
Specialty Systems – North America	1,164,030	1,054,316	3,453,243	3,097,954
Specialty Systems – International	758,602	635,028	2,109,356	1,900,611
Intersegment revenues	(138,055)	(109,527)	(413,236)	(330,063)
Total operating revenues	$3,538,014	$3,200,154	$10,414,520	$9,538,096

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

Amortization and impairment of goodwill and other intangible assets for the periods ended September 30, 2006 and 2005 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Goodwill:
Impairment	$—	$—	$9,200	$6,206
Intangible Assets:
Amortization	25,237	15,770	73,689	45,718
Impairment	—	—	2,985	5,049
Total	$25,237	$15,770	$85,874	$56,973

In the first quarter of 2006, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in impairment charges of $12.2 million. The first quarter 2006 goodwill impairment charges of $9.2 million were primarily related to a U.S. joist business, a U.S. thermal transfer ribbon business, and an Asian construction business and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2006, intangible asset impairments of $3.0 million were recorded to reduce to the estimated fair value the carrying value of trademarks, patents and customer-related intangible assets primarily related to a U.S. welding components business in the Specialty Systems – North America segment and a U.S. contamination control business in the Engineered Products – North America segment.

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

INTEREST EXPENSE

Interest expense decreased to $58.7 million in the first nine months of 2006 from $69.5 million in 2005 primarily due to a lower amount of commercial paper outstanding in the first nine months of 2006 and higher interest expense in 2005 due to forward contract discount amortization.

INVESTMENT INCOME

Investment income decreased to $64.8 million in the first nine months of 2006 from $85.6 million in 2005. The decrease in 2006 versus 2005 was primarily due to lower gains on sales of mortgage investment properties, lower income from property development as fewer homes were sold in 2006 than 2005 and the normal scheduled decline in leveraged lease income. These declines were partially offset by higher gains on venture capital investments in 2006 than in 2005.

OTHER INCOME (EXPENSE)

Other income decreased to $6.9 million for the first nine months of 2006 from $9.2 million in 2005, primarily due to currency translation losses in 2006 versus gains in 2005.

INCOME TAXES

The effective tax rate for the first nine months of 2006 was 30.5%, 1.5 percentage points lower than the effective rate for the first nine months of 2005.

NET INCOME

Net income of $1,278.5 million ($2.24 per diluted share) in the first nine months of 2006 was 16.8% higher than the 2005 net income of $1,094.3 million ($1.89 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 2006 decreased operating revenues for the first nine months of 2006 by approximately $77.8 million and decreased earnings by approximately 1 cent per diluted share.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, and interest and penalties related to uncertain tax positions. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial statements.

In July 2006, the FASB issued FASB Staff Position FAS 13-2, (“FSP 13-2”) “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP 13-2 will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of FSP 13-2 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). Effective in the fourth quarter of 2006, SFAS 158 requires employers to recognize the overfunded or underfunded status of all postretirement plans as an asset or liability in its statement of financial position and to recognize previously unrecognized changes in that funded status in the year in which the changes occur through comprehensive income.  Effective for the fiscal year ending 2008, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the Company’s year-end. The Company is evaluating the impact of SFAS 158 on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout objective of 25-35% of the last two years’ average net income. In addition, free operating cash flow is expected to be adequate to finance internal growth, small-to-medium sized acquisitions and share repurchases.

The Company uses free operating cash flow to measure normal cash flow generated by its operations that is available for dividends, acquisitions, share repurchases and debt repayment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the third quarter and year-to-date periods of 2006 and 2005 was as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net cash provided by operating activities	$569,605	$559,297	$1,322,597	$1,362,871
Additions to plant and equipment	(77,796)	(71,316)	(222,790)	(216,025)
Free operating cash flow	$491,809	$487,981	$1,099,807	$1,146,846

Acquisitions	$(446,824)	$(112,592)	$(728,303)	$(312,736)
Cash dividends paid	(93,664)	(79,909)	(279,847)	(242,708)
Purchase of investments	(2,059)	(18,029)	(5,868)	(91,273)
Issuance of common stock	3,410	3,315	66,417	18,318
Repurchases of common stock	(247,985)	(469,112)	(247,985)	(1,041,798)
Net proceeds (repayments) of debt	431,892	(318,673)	267,982	224,700
Other	22,147	(315)	75,292	(17,394)
Net increase (decrease) in cash and equivalents	$158,726	$(507,334)	$247,495	$(316,045)

Free operating cash flow and net proceeds from debt were used to fund acquisitions, repurchases of common stock and cash dividends.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the third quarter and year-to-date periods of 2006 and 2005 was as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Operating income after taxes	$435,672	$384,347	$1,269,486	$1,077,021

Total debt	$1,488,928	$1,344,144	$1,488,928	$1,344,144
Less: Cash and equivalents	(617,912)	(351,345)	(617,912)	(351,345)
Adjusted net debt	871,016	992,799	871,016	992,799
Total stockholders’ equity	8,711,188	7,281,126	8,711,188	7,281,126
Invested capital	$9,582,204	$8,273,925	$9,582,204	$8,273,925
Average invested capital	$9,384,397	$8,253,221	$8,989,482	$8,250,220
Annualized return on average invested capital	18.6%	18.6%	18.8%	17.4%

The 140 basis point increase in ROIC for year-to-date 2006 was due primarily to an 18% increase in after-tax operating income, mainly as a result of increased operating income from base business and a decrease in the effective tax rate to 30.5% in 2006 from 32.0% in 2005. The above positive impact was partially offset by a 9% increase in average invested capital primarily due to acquisitions.

Working Capital

Net working capital at September 30, 2006 and December 31, 2005 is summarized as follows:

(Dollars in thousands)

	September 30, 2006	December 31, 2005	Increase/(Decrease)
Current Assets:
Cash and equivalents	$617,912	$370,417	$247,495
Trade receivables	2,369,654	2,098,276	271,378
Inventories	1,444,560	1,203,063	241,497
Other	659,625	439,849	219,776
	5,091,751	4,111,605	980,146
Current Liabilities:
Short-term debt	524,626	252,899	271,727
Accounts payable and accrued expenses	1,725,503	1,574,018	151,485
Other	193,538	173,814	19,724
	2,443,667	2,000,731	442,936
Net Working Capital	$2,648,084	$2,110,874	$537,210
Current Ratio	2.08	2.06

Trade receivables and inventories increased due to increased sales, acquisitions and foreign currency translation. Other current assets increased primarily due to a $168.0 million increase in income tax refunds receivable. This increase is related to the timing of income tax payments and a favorable conclusion of an IRS tax audit. Short-term debt increased primarily as a result of the issuance of commercial paper in the third quarter in order to fund the stock repurchase program and acquisition activity. Accounts payable and accrued expenses increased primarily due to acquisitions and foreign currency translation.

Debt

Total debt at September 30, 2006 and December 31, 2005 was as follows:

(Dollars in thousands)

	September 30, 2006	December 31, 2005
Short-term debt	$524,626	$252,899
Long-term debt	964,302	958,321
Total debt	$1,488,928	$1,211,220

Total debt to capitalization	14.6%	13.8%

The Company had outstanding commercial paper of $449.8 million at September 30, 2006 and $94.5 million at December 31, 2005.

In June 2005, the Company entered into a $600.0 million Line of Credit Agreement with a termination date of June 16, 2006. This line of credit was replaced on June 16, 2006 by a $600.0 million Line of Credit Agreement with a termination date of June 15, 2007. No amounts were outstanding under this facility at September 30, 2006.

In June 2005, the Company entered into a $350.0 million revolving credit facility (“RCF”) with a termination date of June 17, 2010. This RCF was replaced on June 16, 2006 by a $350.0 million RCF with a termination date of June 16, 2011. No amounts were outstanding under this facility at September 30, 2006.

Stockholders’ Equity

The changes to stockholders’ equity during 2006 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2005	$7,546,895
Net income	1,278,476
Cash dividends declared	(306,228)
Shares issued for acquisitions	162,897
Repurchase of common stock	(247,985)
Stock option and restricted stock activity	111,526
Currency translation adjustments	165,607
Total stockholders’ equity, September 30, 2006	$8,711,188

On August 4, 2006, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to 35 million shares. During the third quarter, the Company repurchased 1,083,000 shares of its common stock for $48.0 million through the open market. In addition, the Company entered into a contract with an investment bank to repurchase shares, whereby the Company made an advance payment for share repurchases of $200.0 million in the third quarter of 2006. Under the terms of the contract, the repurchased shares will be delivered by the investment bank to the Company in the fourth quarter of 2006 at a discounted price based on the volume-weighted average share price during the contract period. The advance payment has been recorded in additional paid-in capital on the Statement of Financial Position.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding 2006 contributions to the Company's pension plans, the adequacy of internally generated funds, the meeting of dividend payout objectives and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn in the construction, automotive, general industrial, food institutional and retail, or real estate markets, (2) deterioration in global and domestic business and economic conditions, particularly in North America, the European Community, Asia and Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2006. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman and Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2006 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

Wilsonart International, Inc. (“Wilsonart”), a wholly-owned subsidiary of the Company, was a defendant in a consolidated class action lawsuit filed in 2000 in federal district court in White Plains, New York on behalf of direct purchasers of high-pressure laminate. The complaint alleged that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high pressure laminate between 1994 and 2000 and sought injunctive relief and treble damages. In addition, indirect purchasers of high-pressure laminate filed similar purported class action cases under various state antitrust and consumer protection laws in 13 states and the District of Columbia, all of which cases were stayed pending the outcome of the consolidated class action. On May 24, 2006, after a two month trial, a federal jury unanimously rejected the plaintiffs’ claims and rendered a verdict in favor of Wilsonart in the consolidated class action lawsuit. Judgment was entered on the verdict, and that judgment is now final because plaintiffs’ time to appeal has expired. The stay of the 13 states and District of Columbia proceedings has continued, and several of those cases are in the process of being voluntarily dismissed by the plaintiffs. The Company intends to vigorously defend any cases which remain.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2006, the Company’s Board of Directors authorized a repurchase of up to 35,000,000 shares of common stock.

Share repurchase activity for the third quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that may yet be Purchased Under Program
September 2006	1,083,000	$44.31	1,083,000	33,917,000
Total	1,083,000		1,083,000

Item 5 – Other Information

Appointment of Principal Officer

At its October 27, 2006 meeting, the Company's Board of Directors elected Ronald D. Kropp to serve as Senior Vice President & Chief Financial Officer of the Company, effective October 27, 2006. Mr. Kropp, 41, has been employed by the Company in various financial management positions for thirteen years, most recently serving as Vice President & Controller, Financial Reporting. A copy of the Company's press release announcing Mr. Kropp's election is attached to this filing as Exhibit 99(a).

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.
99(a)	Press release issued by Illinois Tool Works Inc. dated October 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: October 30, 2006	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)