Form 10-K
period 2006-12-31
ILLINOIS TOOL WORKS INC
filed 2007-02-26
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _ _ to _ _

Commission file number 1-4797
ILLINOIS TOOL WORKS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-1258310
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3600 W. Lake Avenue, Glenview, Illinois	60026-1215
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 724-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange Chicago Stock Exchange

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
Yes                 No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $19,700,000, based on the New York Stock Exchange closing sales price as of June 30, 2006.

Shares of Common Stock outstanding at January 31, 2007 — 558,822,857.

Documents Incorporated by Reference

2006 Annual Report to Stockholders	Parts I, II, IV
2007 Proxy Statement for Annual Meeting of Stockholders to be held on May 4, 2007	Part III

PART I

ITEM 1.	Business

General

Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a worldwide manufacturer of highly engineered products and specialty systems. The Company has approximately 750 operations in 49 countries which are aggregated and organized for internal reporting purposes in 2006 into the following four segments:

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

In the plastic and metal components and fasteners category, products include:

•	metal fasteners and fastening tools for the commercial, residential and renovation construction industries;

•	metal plate connecting components, machines and software for the commercial and residential construction industries;

•	laminate products for the commercial, residential and renovation construction industries and furniture markets;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance, furniture, electronics and general industrial applications; and

•	plastic fasteners for automotive, appliance, electronics and general industrial applications.

In the specialty products category, products include:

•	reclosable packaging for consumer food and storage applications;

•	hand wipes and cleaners for use in industrial manufacturing locations;

•	chemical fluids which clean or add lubrication to machines and automobiles;

•	adhesives for industrial, construction and consumer purposes;

•	epoxy and resin-based coating products for industrial applications;

•	components for industrial machines;

•	automotive aftermarket maintenance and appearance products; and

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries.

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

In the plastic and metal components and fastener category, products include:

•	metal fasteners and fastening tools for the commercial, residential and renovation construction industries;

•	laminate products for the commercial, residential and renovation construction industries and furniture markets;

•	metal plate connecting components and software for the commercial and residential construction markets;

•	metal fasteners for automotive, appliance and general industrial applications;

•	metal components for automotive, appliance and general industrial applications;

•	plastic components for automotive, appliance, electronics and general industrial applications; and

•	plastic fasteners for automotive, appliance, electronics and general industrial applications.

In the specialty products category, products include:

•	reclosable packaging for consumer food applications;

•	electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines and automobiles;

•	epoxy and resin-based coating products for industrial applications;

•	automotive aftermarket maintenance and appearance products; and

•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries.

Specialty Systems — North America: Businesses in this segment are located in North America and design and manufacture longer lead-time machinery and related consumables, as well as specialty equipment and systems for a diverse customer base. These commercially oriented, value-added products become part of the customers’ processes and typically are manufactured and delivered in a time period of more than 30 days.

In the machinery and related consumables category, products include:

•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;

•	welding equipment, metal consumables and related accessories for a variety of end market users;

•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;

•	plastic stretch film and related packaging equipment for various industrial purposes;

•	paper and plastic products used to protect shipments of goods in transit;

•	marking tools and inks for various end users;

•	foil and film and related equipment used to decorate a variety of consumer products; and

•	solder materials, services and equipment for the electronic and microelectronic assembly industry.

In the specialty equipment and systems category, products include:

•	commercial food equipment such as dishwashers, refrigerators, cooking equipment and food machines for use by restaurants, institutions and supermarkets and related service;

•	paint spray equipment for a variety of general industrial applications;

•	materials and structural testing machinery and software;

•	static control equipment for electronics and industrial applications;

•	airport ground power generators for commercial and military applications; and

•	supply chain management software for the industrial, aerospace and health care markets.

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

In the machinery and related consumables category, products include:

•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;

•	welding equipment and metal consumables for a variety of end market users;

•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;

•	plastic stretch film and related packaging equipment for various industrial purposes;

•	paper and plastic products used to protect shipments of goods in transit;

•	foil and film and related equipment used to decorate a variety of consumer products; and

•	solder materials, services and equipment for the electronic and microelectronic assembly industry.

In the specialty equipment category, products include:

•	commercial food equipment such as dishwashers, refrigerators and cooking equipment for use by restaurants, institutions and supermarkets and related service;

•	materials and structural testing machinery and software;

•	paint spray equipment for a variety of general industrial applications;

•	static control equipment for electronics and industrial applications; and

•	airport ground power generators for commercial applications.

Segment Reporting Change

In 2006, the Company announced that given the run-off of assets in the Leasing and Investments portfolio and the general intention to utilize free cash flow for core manufacturing investments and acquisitions rather than to make additional financial investments, the internal reporting has been revised to eliminate the reporting of Leasing and Investments as an operating segment. Leasing and Investments results have been reclassified to nonoperating investment income in the prior years’ income statement to conform to the current year presentation.

80/20 Business Process

A key element of the Company’s business strategy is its continuous 80/20 business process for both existing businesses and new acquisitions. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 business process to simplify and focus on the key parts of their business, and as a result, reduce complexity that often disguises what is truly important. The Company’s 750 operations utilize the 80/20 process in various aspects of their business. Common applications of the 80/20 business process include:

•	Simplifying product lines by reducing the number of products offered by combining the features of similar products, outsourcing products or, as a last resort, eliminating low-value products.

•	Segmenting the customer base by focusing on the 80/20 customers separately and finding alternative ways to serve the 20/80 customers.

•	Simplifying the supplier base by partnering with 80/20 suppliers and reducing the number of 20/80 suppliers.

•	Designing business processes, systems and measurements around the 80/20 activities.

The result of the application of this 80/20 business process is that the Company has consistently improved its operating and financial performance. These 80/20 efforts can result in restructuring projects that reduce costs and improve margins. Corporate management works closely with those business units that have operating results below expectations to help those units apply this 80/20 business process and improve their results.

Discontinued Operations

Discontinued Operations represents the Company’s former Consumer Products segment which was comprised of the following businesses: Precor specialty exercise equipment, West Bend small appliances and premium cookware, and Florida Tile ceramic tile. The Company’s net loss on disposal of the segment was $0.9 million in 2004 and $16.5 million in 2003. In 2002, the Company recorded an estimated after-tax gain on disposal of the segment of $2.4 million, which was deferred pending the completion of the sale of Florida Tile in 2003.

Current Year Developments

Refer to pages 32 through 47, Management’s Discussion and Analysis, in the Company’s 2006 Annual Report to Stockholders.

Financial Information about Segments and Markets

Segment and geographic data and operating results of the segments are included on pages 33 through 39 and 72 through 74 of the Company’s 2006 Annual Report to Stockholders.

The principal end markets served by the Company’s four segments are as follows:

	% of 2006 Operating Revenues by Segment
	Engineered		Specialty
	Products-	Engineered	Systems-	Specialty
	North	Products-	North	Systems-
End Markets Served	America	International	America	International

Commercial Construction	18%	16%	4%	5%
Residential Construction	15	13	3	—
Renovation Construction	12	11	1	—
General Industrial	6	10	24	26
Automotive	20	25	3	4
Automotive Aftermarket	8	4	1	1
Food Institutional and Service	—	—	23	16
Consumer Durables	9	11	7	5
Food and Beverage	4	2	9	14
Maintenance, Repair & Operations/Metals	3	3	9	11
All Other	5	5	16	18

	100%	100%	100%	100%

The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by segment as of December 31, 2006 and 2005 is summarized as follows:

	Backlog in Thousands of Dollars
	Engineered		Specialty
	Products-	Engineered	Systems-	Specialty
	North	Products-	North	Systems-
	America	International	America	International	Total

2006	$321,000	$315,000	$315,000	$352,000	$1,303,000
2005	$294,000	$282,000	$275,000	$269,000	$1,120,000

Backlog orders scheduled for shipment beyond calendar year 2007 were not material as of December 31, 2006.

The information set forth below is applicable to all industry segments of the Company unless otherwise noted:

Competition

The Company’s global competitive environment is complex because of the wide diversity of products the Company manufactures and the many markets it serves. Depending on the product or market, the Company may compete with a limited number of companies or with many others. The Company is a leading producer of plastic and metal components and fasteners; laminate products; polymers and fluid products; automotive aftermarket maintenance and appearance products; welding products; packaging machinery and related consumables; food service equipment; materials testing equipment; consumer packaging and industrial finishing equipment.

Raw Materials

The Company uses raw materials of various types, primarily metals, plastics, paper and chemicals, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, nor are any such problems anticipated.

Research and Development

The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 54 of the Company’s 2006 Annual Report to Stockholders.

The Company owns approximately 3,400 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 1,500 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

The Company believes that many of its patents are valuable and important. Nevertheless, the Company credits its leadership in the markets it serves to engineering capability; manufacturing techniques; skills and efficiency; marketing and sales promotion; and service and delivery of quality products to its customers. The expiration of any one of the Company’s patents would not have a material effect on the Company’s results of operations or financial position.

Trademarks

Many of the Company’s products are sold under various owned or licensed trademarks, which are important to the Company. Among the most significant are: ITW, Acme, Alpine, Angleboard, Apex, Ark-Les, Bernard, Betaprint, Binks, Buehler, Buildex, Chemtronics, Click Commerce, Covid, Deltar, Devcon, DeVilbiss, Dymon, Dynatec, Electrocal, Evercoat, E-Z Ancor, Fastex, Foilmark, Foster, Franklynn, Futura Coatings, Gema, Hi-Cone, Hobart, Instron, Intellibuild, Keps, Kester, Krafft, LPS, Magna, Magnaflux, Meyercord, Miller, Mima, Minigrip, Nexus, Orbitalum, Orgapack, Paktron, Paslode, Permatex, Plexus, Polymark, Pro/Mark, Pryda, QMI, Ramset, Ransburg, Red Head, Resopal, Rippey, Rockwell, Rocol, Shakeproof, Shore, Signode, Simco, Space Bag, Spiroid, Spit, Stero, Strapex, Tapcon, Teks, Tempil, Tenax, Texwipe, Traulsen, Truswal Systems, Unipac, Valeron, Versachem, Vulcan, WERCS, Wilsonart, Wynn’s and Zip-Pak.

Environmental

The Company believes that its plants and equipment are in substantial compliance with all applicable environmental regulations. Additional measures to maintain compliance are not expected to materially affect the Company’s capital expenditures, competitive position, financial position or results of operations.

Various legislative and administrative regulations concerning environmental issues have become effective or are under consideration in many parts of the world relating to manufacturing processes and the sale or use of certain products. To date, such developments have not had a substantial adverse impact on the Company’s revenues or earnings. The Company has made considerable efforts to develop and sell environmentally compatible products.

Employees

The Company employed approximately 55,000 persons as of December 31, 2006 and considers its employee relations to be excellent.

International

The Company’s international operations include subsidiaries, joint ventures and licensees in 48 foreign countries on six continents. These operations serve such end markets as construction, general industrial, automotive, food institutional and service, food and beverage, consumer durables and others on a worldwide basis. The Company’s international operations contributed approximately 45% of revenues in 2006 and 44% of revenues in 2005.

Refer to pages 32 through 47 and 72 through 74 in the Company’s 2006 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding availability of raw materials and energy, the expiration of any one of the Company’s patents, the cost of compliance with environmental regulations, the Company’s 2007 forecasts and assumptions, the adequacy of internally generated funds, future cash flows and income from equipment leases, the meeting of dividend payout objectives, payments under guarantees, the Company’s portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing and the outcome of outstanding legal proceedings and the impact of adopting FSP 13-2 and FIN 48. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn in the construction, general industrial, automotive or food institutional and service markets, (2) deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Executive Officers

Executive Officers of the Company as of February 23, 2007 were as follows:

Name	Office	Age

Sharon M. Brady	Senior Vice President, Human Resources	56
Robert E. Brunner	Executive Vice President	49
Russell M. Flaum	Executive Vice President	56
Philip M. Gresh, Jr.	Executive Vice President	58
Thomas J. Hansen	Vice Chairman	57
Craig A. Hindman	Executive Vice President	52
Ronald D. Kropp	Senior Vice President and Chief Financial Officer	41
Roland M. Martel	Executive Vice President	52
David C. Parry	Executive Vice President	53
E. Scott Santi	Executive Vice President	45
David B. Speer	Chairman and Chief Executive Officer	55
Allan C. Sutherland	Senior Vice President, Leasing and Investments	43
James H. Wooten, Jr.	Senior Vice President, General Counsel and Corporate Secretary	58
Hugh J. Zentmyer	Executive Vice President	60

The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Ms. Brady and Messrs. Brunner, Hindman, Kropp, Martel, Parry, Santi, and Wooten, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Ms. Brady was elected Senior Vice President of Human Resources in 2006. Prior to joining the Company in 2006, she was Vice President and Chief Human Resource Officer of Snap-On Inc. Mr. Brunner was elected Executive Vice President in 2006. He joined the Company in 1980 and has held various management positions with the automotive fasteners businesses. Mr. Hindman was elected Executive Vice President in 2004. He joined the Company in 1976 and has held various sales, marketing and general management positions with the construction products businesses. Mr. Kropp was elected Senior Vice President and Chief Financial Officer in 2006. He joined the Company in 1993. He has held various financial management positions and was appointed as Vice President and Controller, Financial Reporting in 2002 and was designated Principal Accounting Officer in 2005. Mr. Martel was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the automotive and metal components businesses. Mr. Parry was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the performance polymers businesses. Mr. Santi was elected Executive Vice President in 2004. He joined the Company in 1983 and has held various sales, marketing and general management positions with the construction products, machined components and welding businesses during his 24 years with the Company. Mr. Wooten was elected Senior Vice President, General Counsel and Corporate Secretary in 2006. He joined the Company in 1988 and has held positions of increasing responsibility in the legal department over the last 18 years.

Internet Information

After the Company electronically files materials with, or furnishes it to, the Securities and Exchange Commission, it is available free of charge through the Company’s website (www.itw.com). Copies of the following information are also available free of charge through the Company’s website (www.itw.com) and are available in print to any shareholder who requests it:

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

The Company’s business, financial condition, results of operations and cash flows are subject to various risks, including, but not limited to those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report on Form 10-K. In addition, the Company is subject to substantially the same risk factors as other U.S.-based global industrial manufacturers, although the Company believes that its decentralized structure and the broad array of end markets that its businesses serve mitigates the possibility that any single risk factor will materially adversely effect the Company’s consolidated financial position.

A downturn in the major markets served by the Company may adversely affect results.

While the Company’s businesses serve a broad array of end markets, a sustained downturn in the construction, general industrial, automotive or food institutional and service markets could have a material adverse effect on the Company’s business, results of operation or financial condition.

Deterioration in international and domestic business and economic conditions may have a material adverse affect on the Company’s result of operations.

The Company currently has approximately 750 business units in 49 countries. In 2006, approximately 45% of the Company’s revenues were generated outside of the United States. As the Company continues to expand its global footprint these sales will represent an ever increasing portion of the Company’s revenues. Deterioration in either international or domestic business and economic conditions could occur as a result of a number of factors including:

•	fluctuation in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	difficulties in staffing and managing multi-national operations;

•	limitations on its ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

If the Company is unable to manage successfully the risks associated with expanding its international business or adequately manage operational fluctuations internationally, the risks could have a material adverse effect on the Company’s business, results of operations or financial condition.

Unfavorable impact of increases in raw materials which could adversely affect results.

The Company’s supply of raw materials for its businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. While the Company generally attempts to pass along increased raw material prices to its customers in the form of price increases, there may be a time delay between the increased raw material prices and the Company’s ability to increase the prices of its products, or it may be unable to increase the prices of its products due to pricing pressure or other factors.

The Company’s suppliers of component parts may significantly and quickly increase their prices in response to increases in costs of raw materials that they use to manufacture their component parts. In those circumstances, the Company may not be able to increase its prices commensurately with its increased costs. Consequently, its results of operations and financial condition may be materially adversely affected.

The Company’s future growth is in part, dependent upon introducing new products and preserving its intellectual property.

The Company’s ability to develop new products based on innovation can affect its competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and services or failure to gain market acceptance of new products and technologies may significantly reduce future revenues and materially adversely affect the Company’s competitive position.

Protecting the Company’s intellectual property is critical to its innovation efforts. The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. The Company’s intellectual property may be challenged or infringed upon by third parties or the Company may be unable to maintain, renew or enter into new license agreements with third party owners of intellectual property on reasonable terms. Unauthorized use of the Company’s intellectual property rights or inability to preserve existing intellectual property rights could materially adversely impact the Company’s competitive position and results of operations.

An unfavorable environment for making acquisitions may adversely affect the Company’s future growth.

The Company completed 53 acquisitions in 2006 resulting in approximately $1.7 billion of acquired annualized revenue. The Company expects to continue its strategy of identifying and acquiring businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. However, there can be no assurance that the Company will be able to continue to find suitable businesses to purchase or that it will be able to acquire such businesses on acceptable terms. If the Company is unsuccessful in its efforts, its ability to continue to grow the Company could be adversely affected.

Unfavorable tax law changes and tax authority rulings may adversely affect results.

The Company is subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The

Company’s effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes paid is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities.

Potential adverse outcome in legal proceedings may adversely affect results.

The Company’s businesses expose it to potential toxic tort and other types of product liability claims that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that it uses or resells. The Company currently maintains what it believes to be suitable and adequate insurance program consisting of a self-insured retention and excess insurance above that layer. There can be no assurance, however, that the Company will be able to obtain insurance on acceptable terms or that its insurance program will provide adequate protection against potential liabilities. Even if it maintains an adequate insurance program, successful claims could have a material adverse effect on the Company’s financial condition, liquidity and results of operations and on the ability to obtain suitable or adequate insurance in the future.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of December 31, 2006, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number
	Of	Floor Space
	Properties	Owned	Leased	Total
		(In millions of square feet)

Engineered Products — North America	161	8.5	3.5	12.0
Engineered Products — International	148	6.0	2.5	8.5
Specialty Systems — North America	167	9.5	3.8	13.3
Specialty Systems — International	147	7.2	4.4	11.6
Corporate	30	2.5	0.2	2.7

	653	33.7	14.4	48.1

The principal plants outside of the U.S. are in Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Spain, Switzerland and the United Kingdom.

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

Wilsonart International, Inc. (“Wilsonart”), a wholly-owned subsidiary of the Company, was a defendant in a consolidated class action lawsuit filed in 2000 in federal district court in White Plains, New York on behalf of direct purchasers of high-pressure laminate. The complaint alleged that Wilsonart participated in a conspiracy with competitors to fix, raise, maintain or stabilize prices for high pressure laminate between 1994 and 2000 and sought injunctive relief and treble damages. On May 24, 2006, after a two month trial, a federal jury unanimously rendered a verdict in favor of Wilsonart. Judgment was entered on the verdict, and that judgment is now final. Indirect purchasers of high-pressure laminate had filed similar purported class action cases under various state antitrust and consumer protection laws in 13 states and the District of Columbia, all of which cases have been voluntarily dismissed by the plaintiffs.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information, holders of record and dividend data is incorporated by reference to page 75 of the Company’s 2006 Annual Report to Stockholders.

On August 4, 2006, the Company’s Board of Directors authorized a stock repurchase program, which provides for the buyback of up to 35,000,000 shares of common stock.

Share repurchase activity under this program for the fourth quarter was as follows:

			Total Number of	Maximum Number
			Shares Purchased as	that may yet be
	Total Number of	Average Price Paid	part of Publicly	Purchased Under
Period	Shares Purchased(1)	Per Share	Announced Program	Program

October 2006	3,150,802	$47.22	3,150,802	30,766,198
December 2006	5,511,667	45.92	5,446,929	25,319,269

Total	8,662,469	46.39	8,597,731

(1)	In addition to purchases under the stock repurchase program, this column includes 64,738 shares delivered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6.	Selected Financial Data

In thousands (except per share amounts)	2006	2005	2004	2003	2002

Operating revenues	$14,055,049	12,790,294	11,583,250	9,883,096	9,286,595
Income from continuing operations	$1,717,746	1,494,869	1,339,605	1,040,214	931,810
Income from continuing operations per common share:
Basic	$3.04	2.62	2.22	1.69	1.52
Diluted	$3.01	2.60	2.20	1.69	1.51
Total assets at year-end	$13,880,439	11,445,643	11,351,934	11,193,321	10,623,101
Long-term debt at year-end	$955,610	958,321	921,098	920,360	1,460,381
Cash dividends declared per common share	$.75	.61	.52	.47	.45

Certain reclassifications of prior years’ data have been made to conform with current year reporting.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. This statement requires employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and previously unrecognized changes in that funded status through accumulated other comprehensive income. Refer to pages 62 through 66 of the Company’s 2006 Annual Report to Stockholders for discussion of the effect of the change in accounting principle.

Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value. Refer to pages 70 through 72 of the Company’s 2006 Annual Report to Stockholders for discussion of the effect of the change in accounting principle.

In 2003, the Company adopted FASB Interpretation No. 46, (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) relative to its investments in the mortgage entities. FIN 46R requires consolidation of variable interest entities in which a company has a controlling financial interest, even if it does not have a majority voting interest. A company is deemed to have a controlling financial interest in a variable interest entity if it has either the majority of the risk of loss or the majority of the residual returns. Upon its adoption of FIN 46R for the mortgage investments as of July 1, 2003, the Company deconsolidated its investments in the mortgage entities as the Company neither bears the majority of the risk of loss nor enjoys the majority of any residual returns. No gain or loss was recognized in connection with this change in accounting.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Under SFAS 142, the Company does not amortize goodwill and intangible assets that have indefinite lives. SFAS 142 also requires that the Company assess goodwill and intangible assets with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference from pages 32 through 47 of the Company’s 2006 Annual Report to Stockholders.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated by reference from pages 45 and 46 of the Company’s 2006 Annual Report to Stockholders.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s financial statements and report thereon of Deloitte & Touche LLP dated February 23, 2007, as found on pages 49 through 74 and the supplementary data as found on page 75 of the Company’s 2006 Annual Report to Stockholders, are incorporated by reference. The unaudited interim financial statements included as supplementary data reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-K and other Exchange Act filings.

Management’s Report on Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting, as found on page 48 of the Company’s 2006 Annual Report to Stockholders, is incorporated by reference.

The Company’s Report of Independent Registered Public Accounting Firm, as found on page 49 of the Company’s 2006 Annual Report to Stockholders, is incorporated by reference.

In connection with the evaluation by management, including the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2006 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions “Board of Directors and Its Committees” and “Report of the Audit Committee” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K on page 8.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s Chairman and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

This information is incorporated by reference from the information under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference from the information under the captions “Ownership of ITW Stock,” “Certain Relationships and Related Transactions” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Information regarding Director Independence is incorporated by reference from the information under the captions “Corporate Governance Policies and Practices” and “Categorical Standards for Director Independence” in the Company’s Proxy Statement for the 2007 Annual Meetings of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

This information is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Public Accountants” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements and report thereon of Deloitte & Touche LLP dated February 23, 2007 as found on pages 49 through 74 and the supplementary data as found on page 75 of the Company’s 2006 Annual Report to Stockholders, are incorporated by reference.

   (2) Financial Statement Schedules

Not applicable.

   (3) Exhibits

(i)  See the Exhibit Index on pages 17 and 18 of this Form 10-K.

(ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder are less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2006, with the exception of the agreements related to the 5 3/4% Notes and the indenture related to the 6 7/8% Notes which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February 2007.

ILLINOIS TOOL WORKS INC.

By:	/s/ DAVID B. SPEER
David B. Speer
Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of February 2007.

Signatures	Title

/s/ DAVID B. SPEER David B. Speer	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RONALD D. KROPP Ronald D. Kropp	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

WILLIAM F. ALDINGER	Director

MICHAEL J. BIRCK	Director

MARVIN D. BRAILSFORD	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Director

JAMES A. SKINNER	Director

HAROLD B. SMITH	Director

By /s/ DAVID B. SPEER (David B. Speer, as Attorney-in-Fact)

Original powers of attorney authorizing David B. Speer to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K
2006

Exhibit
Number			Description

3	(a)	—	Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
3	(b)	—	By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference.
4	(a)	—	Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.
4	(b)	—	First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.
4	(c)	—	Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
4	(d)	—	Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Premark International, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996) and incorporated herein by reference.
10	(a)*	—	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, January 2, 2004, December 10, 2004 and December 7, 2005, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 1-4797) and incorporated herein by reference.
10	(b)*	—	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(c)*	—	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(d)*	—	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(e)*	—	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(f)*	—	ITW Nonqualified Pension Benefits Plan, effective January 1, 2002, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number			Description

10	(g)	—	Illinois Tool Works Inc. Non-Employee Directors’ Restricted Stock Program, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-4797) and incorporated herein by reference.
10	(h)	—	Illinois Tool Works Inc. Directors’ Deferred Fee Plan effective May 5, 2006, as approved by the Board of Directors on February 9, 2007.
10	(i)	—	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(j)*	—	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, as amended effective July 1, 2000 and December 10, 2004, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-4797) and incorporated herein by reference.
10	(k)	—	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
10	(l)*	—	Stock option terms effective for December 2004 grants filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(m)*	—	Terms of the option grants effective for February 9, 2007 grants.
10	(n)*	—	Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 10, 2006, as amended on May 5, 2006, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (Commission’s File No. 1-4797) and incorporated herein by reference.
10	(o)*	—	Consulting Agreement dated May 8, 2006 by and between Illinois Tool Works Inc. and SLP LLC, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission’s File No. 1-4797) and incorporated herein by reference.
13		—	The Company’s 2006 Annual Report to Stockholders pages 32 to 75.
21		—	Subsidiaries and Affiliates of the Company.
23		—	Consent of Independent Registered Public Accounting Firm.
24		—	Powers of Attorney.
31		—	Rule 13a-14(a) Certification.
32		—	Section 1350 Certification.
99	(a)	—	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

This document has been printed on recycled paper.