Form 10-K/A
period 2006-12-31
ILLINOIS TOOL WORKS INC
filed 2007-04-05
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K/A

Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to ____________

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

Yes X No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ___ No X

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

Large accelerated filer X Accelerated filer ___ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $19,700,000,000 based on the New York Stock Exchange closing sales price as of June 30, 2006.

Shares of Common Stock outstanding at January 31, 2007 — 558,822,857.

Documents Incorporated by Reference

2006 Annual Report to Stockholders	Parts I, II, IV
2007 Proxy Statement for Annual Meeting of Stockholders to be held on May 4, 2007	Part III

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 is being filed to correct a typographical error in the aggregate market value of the voting stock held by non-affiliates on the cover page. The amount originally reported was $19,700,000 and is correctly stated at $19,700,000,000.

In addition, we have filed the following exhibits herewith:

31	Rule 13a-14(a) Certification.

Except as described above, no other changes have been made to the original filing and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of April 2007.

ILLINOIS TOOL WORKS INC.

By: /s/ RONALD D. KROPP

Ronald D. Kropp

Senior Vice President and Chief Financial Officer

Exhibit 31

Rule 13a-14(a) Certification

I, David B. Speer, certify that:

1.	I have reviewed this report on Form 10-K/A of Illinois Tool Works Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Dated: April 5, 2007	/s/ David B. Speer
David B. Speer
Chairman and Chief Executive Officer

Exhibit 31

Rule 13a-14(a) Certification

I, Ronald D. Kropp, certify that:

1.	I have reviewed this report on Form 10-K/A of Illinois Tool Works Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Dated: April 5, 2007	/s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President and Chief Financial Officer