Form 10-Q
period 2007-03-31
ILLINOIS TOOL WORKS INC
filed 2007-05-04
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of registrant’s common stock, $.01 par value, outstanding at March 31, 2007: 556,719,216.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K/A. Certain reclassifications of prior year data have been made to conform with current year reporting.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended March 31
	2007	2006
Operating Revenues	$3,759,041	$3,297,036
Cost of revenues	2,449,029	2,119,674
Selling, administrative, and research and development expenses	701,185	601,421
Amortization and impairment of goodwill and other intangible assets	40,179	35,973
Operating Income	568,648	539,968
Interest expense	(24,402)	(18,897)
Other income	26,589	10,159
Income Before Taxes	570,835	531,230
Income Taxes	168,400	164,700
Net Income	$402,435	$366,530

Net Income Per Share:
Basic	$0.72	$0.65
Diluted	$0.71	$0.65
Cash Dividends:
Paid	$0.21	$0.165
Declared	$0.21	$0.165
Shares of Common Stock Outstanding During the Period:
Average	559,001	563,874
Average assuming dilution	563,280	567,689

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and equivalents	$574,575	$590,207
Trade receivables	2,681,515	2,471,273
Inventories	1,601,705	1,482,508
Deferred income taxes	202,508	196,860
Prepaid expenses and other current assets	444,160	465,557
Total current assets	5,504,463	5,206,405

Plant and Equipment:
Land	202,387	193,328
Buildings and improvements	1,394,753	1,374,926
Machinery and equipment	3,592,128	3,594,057
Equipment leased to others	149,403	149,682
Construction in progress	110,899	96,853
	5,449,570	5,408,846
Accumulated depreciation	(3,379,061)	(3,355,389)
Net plant and equipment	2,070,509	2,053,457

Investments	552,206	595,083
Goodwill	4,103,324	4,025,053
Intangible Assets	1,180,230	1,113,634
Deferred Income Taxes	173,395	116,245
Other Assets	789,480	770,562
	$14,373,607	$13,880,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$577,141	$462,721
Accounts payable	801,146	707,656
Accrued expenses	1,122,986	1,187,526
Cash dividends payable	116,911	117,337
Income taxes payable	138,450	161,344
Total current liabilities	2,756,634	2,636,584
Noncurrent Liabilities:
Long-term debt	956,290	955,610
Deferred income taxes	292,616	259,159
Other	1,211,302	1,011,578
Total noncurrent liabilities	2,460,208	2,226,347

Stockholders’ Equity:
Common stock	5,604	6,309
Additional paid-in-capital	68,539	1,378,587
Income reinvested in the business	8,828,246	10,406,511
Common stock held in treasury	(179,873)	(3,220,538)
Accumulated other comprehensive income	434,249	446,639
Total stockholders’ equity	9,156,765	9,017,508
	$14,373,607	$13,880,439

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31
	2007	2006
Cash Provided by (Used for) Operating Activities:
Net income	$402,435	$366,530
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	84,998	73,771
Amortization and impairment of goodwill and other intangible assets	40,179	35,973
Change in deferred income taxes	(32,661)	2,341
Provision for uncollectible accounts	1,795	4,573
Income from investments	(5,402)	(10,192)
(Gain) loss on sale of operations and affiliates	(11,715)	3,434
Stock compensation expense	7,386	11,501
Other non-cash items, net	(7,436)	(890)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(60,043)	(61,054)
Inventories	(67,076)	(46,046)
Prepaid expenses and other assets	(60,192)	29,839
Increase (decrease) in--
Accounts payable	8,491	16,948
Accrued expenses and other liabilities	(90,634)	(47,933)
Income taxes receivable and payable	212,041	10,248
Other, net	653	2,342
Net cash provided by operating activities	422,819	391,385
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(269,082)	(198,997)
Additions to plant and equipment	(85,291)	(68,319)
Purchases of investments	(6,197)	(2,060)
Proceeds from investments	13,087	12,270
Proceeds from sale of plant and equipment	4,724	3,813
Proceeds from sale of operations and affiliates	91,739	12,524
Other, net	91	7,359
Net cash used for investing activities	(250,929)	(233,410)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(117,337)	(92,620)
Issuance of common stock	51,003	42,007
Repurchases of common stock	(179,873)	—
Net proceeds (repayments) from short-term debt	97,750	(18,495)
Proceeds from long-term debt	10	33
Repayments of long-term debt	(8,545)	(5,508)
Excess tax benefits from share-based compensation	5,991	—
Repayment of preferred stock of subsidiary	(40,000)	—
Net cash used for financing activities	(191,001)	(74,583)
Effect of Exchange Rate Changes on Cash and Equivalents	3,479	661
Cash and Equivalents:
Increase (decrease) during the period	(15,632)	84,053
Beginning of period	590,207	370,417
End of period	$574,575	$454,470
Cash Paid During the Period for Interest	$63,083	$20,600
Cash Paid (Received) During the Period for Income Taxes	$(23,401)	$117,754
Liabilities Assumed from Acquisitions	$237,290	$78,358

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	COMPREHENSIVE INCOME

The Company’s components of comprehensive income in the periods presented are:

(In thousands)

	Three Months Ended March 31
	2007	2006
Net income	$402,435	$366,530
Foreign currency translation adjustments	(22,870)	28,418
Amortization of unrecognized pension and postretirement expense	10,480	—
Total comprehensive income	$390,045	$394,948

(2)	INVENTORIES

Inventories at March 31, 2007 and December 31, 2006 were as follows:

(In thousands)

	March 31, 2007	December 31, 2006
Raw material	$523,860	$470,032
Work-in-process	182,701	166,946
Finished goods	895,144	845,530
	$1,601,705	$1,482,508

(3)	GOODWILL AND INTANGIBLE ASSETS

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

As of January 1, 2007, the Company had assigned its recorded goodwill and intangible assets to approximately 440 of its 750 reporting units. When performing its annual impairment assessment, the Company compares the fair value of each reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the unit’s goodwill and the carrying value of the goodwill.

Amortization and impairment of goodwill and other intangible assets for the periods ended March 31, 2007 and 2006 were as follows:

(In thousands)

	Three Months Ended March 31
	2007	2006
Goodwill:
Impairment	$988	$9,200
Intangible Assets:
Amortization	38,025	23,788
Impairment	1,166	2,985
Total	$40,179	$35,973

In the first quarter of 2007, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in total impairment charges of $2,154,000. The first quarter 2007 goodwill impairment charges of $988,000 were primarily related to a

French fluid and polymer business and an Asian construction business in the Engineered Products – International segment and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2007, intangible asset impairments of $1,166,000 were recorded to reduce to the estimated fair value the carrying value of trademarks and customer-related intangible assets primarily related to a French fluid and polymer business in the Engineered Products – International segment and a U.S. contamination control business in the Engineered Products – North America segment.

In the first quarter of 2006, the Company recorded goodwill impairment charges of $9,200,000 which were primarily related to a U.S. construction joist business in the Engineered Products – North America segment, a U.S. thermal transfer ribbon business in the Specialty Systems – North America segment, and an Asian construction business in the Engineered Products – International segment and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2006, intangible asset impairments of $2,985,000 were recorded to reduce to the estimated fair value the carrying value of trademarks, patents and customer-related intangible assets primarily related to a U.S. welding components business in the Specialty Systems – North America segment and a U.S. contamination control business in the Engineered Products – North America segment.

(4)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended March 31, 2007 and 2006 were as follows:

(In thousands)

	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$28,667	$26,670	$3,782	$4,187
Interest cost	26,414	23,996	8,058	8,224
Expected return on plan assets	(38,719)	(34,185)	(2,898)	(1,995)
Amortization of actuarial loss	4,897	6,274	505	20,989
Amortization of prior service cost (income)	(588)	(567)	1,565	1,391
Amortization of net transition amount	6	16	—	—
Settlement loss	5,738	—	—	—
Net periodic benefit cost	$26,415	$22,204	$11,012	$32,796

The Company expects to contribute $82,400,000 to its pension plans in 2007. As of March 31, 2007, contributions of $54,989,000 have been made.

(5)	SHORT-TERM DEBT

The Company had outstanding commercial paper of $298,911,000 at March 31, 2007 and $200,340,000 at December 31, 2006.

(6)	INCOME TAXES

On January 1, 2007, the Company adopted the Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns, and provides guidance on derecognition, classification, and interest and penalties, related to uncertain tax positions. As a result of implementation of FIN 48, the Company did not recognize any change in its liability for unrecognized tax benefits.

As of the adoption date, the Company had $688,000,000 of unrecognized tax benefits. If these unrecognized tax benefits were recognized, approximately $593,000,000 would impact the Company's effective tax rate. There has been no significant change to the amount of unrecognized tax benefits during the quarter ended March 31, 2007. The Company does not expect any significant changes to the estimated amount of unrecognized tax benefits within the next twelve months.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2001-2006
United Kingdom	2000-2006
Germany	2001-2006
France	2000-2006
Australia	2002-2006

The Company recognizes interest and penalties related to income tax matters in income tax expense. There were no significant accruals for interest and penalties recorded as of January 1, 2007.

(7)	LEVERAGED LEASES

On January 1, 2007, the Company adopted FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. Upon adoption of FSP 13-2, the Company recorded an after-tax charge to retained earnings of $22,600,000, resulting from a change in the timing of expected cash flows related to income tax benefits of the Company's leveraged lease transactions.

(8)	STOCKHOLDERS' EQUITY

On August 4, 2006 the Company's Board of Directors authorized a stock repurchase program, which provided for the buyback of up to 35,000,000 shares. In the first quarter of 2007, the Company repurchased 3,677,141 shares of its common stock at an average price of $48.92 per share. On February 9, 2007, the Company retired 72,151,184 shares of common stock held in treasury. Common Stock, Additional Paid-In-Capital, Income Reinvested in the Business and Common Stock Held in Treasury transactions during the first three months of 2007 are shown below:

(In thousands)	Common Stock	Additional Paid-In-Capital	Income Reinvested in the Business	Common Stock Held in Treasury
Balance, December 31, 2006	$6,309	$1,378,587	$10,406,511	$(3,220,538)
During 2007 -
Retirement of treasury shares	(722)	(1,378,587)	(1,841,230)	3,220,538
Shares issued for stock options and grants	17	50,987	—	—
Stock compensation expense	—	7,386	—	—
Tax benefits related to stock options	—	10,166	—	—
Repurchases of common stock	—	—	—	(179,873)
Net income	—	—	402,435	—
Cash dividends declared	—	—	(116,911)	—
Cumulative effect of adopting FSP 13-2	—	—	(22,559)	—
Balance, March 31, 2007	$5,604	$68,539	$8,828,246	$(179,873)

(9)	SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the first quarter of 2007 and 2006 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Operating revenues	$3,759,041	$3,297,036
Operating income	568,648	539,968
Margin %	15.1%	16.4%

In the first quarter of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	1.0%	2.5%	0.3%
Changes in variable margins and overhead costs	—	(0.2)	—
Total	1.0	2.3	0.3

Acquisitions	10.7	—	(1.6)
Divestitures	(0.5)	(0.2)	—
Restructuring costs	—	(1.1)	(0.2)
Impairment of goodwill and intangibles	—	1.9	0.3
Translation	3.0	2.4	(0.1)
Intercompany/Other	(0.2)	—	—
Total	14.0%	5.3%	(1.3)%

In the first quarter of 2007 revenues increased 14.0% over the first quarter of 2006 primarily due to revenues from acquisitions and favorable currency translation. Base business revenues increased 1% for the quarter versus first quarter 2006 primarily related to an 8.9% increase in international base business revenues offset by a 3.5% decline in North American base revenues. European economic growth and market demand continued the growth seen in the last half of 2006. North American base revenues declined due to weak industrial production and slow demand throughout the North American end markets.

Operating income in the first quarter of 2007 improved over the first quarter of 2006 primarily due to leverage from the growth in base business revenues, favorable currency translation, and lower goodwill and intangibles impairment charges. Operating margins were negatively affected by lower margins of acquired businesses, including amortization expense. Goodwill and intangible impairment charges were $10.0 million lower in the first quarter of 2007 versus the first quarter of 2006.

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

In the plastic and metal components and fasteners category, products include:
•	metal fasteners and fastening tools for the commercial, residential and renovation construction industries;
•	metal plate connecting components, machines and software for the commercial and residential construction industries;
•	laminate products for the commercial, residential and renovation construction industries and furniture markets;
•	metal fasteners for automotive, appliance and general industrial applications;
•	metal components for automotive, appliance and general industrial applications;
•	plastic components for automotive, appliance, furniture, electronics and general industrial applications; and
•	plastic fasteners for automotive, appliance, electronics and general industrial applications.

In the specialty products category, products include:
•	reclosable packaging for consumer food and storage applications;
•	hand wipes and cleaners for use in industrial manufacturing locations;
•	chemical fluids which clean or add lubrication to machines and automobiles;
•	adhesives for industrial, construction and consumer purposes;
•	epoxy and resin-based coating products for industrial applications;
•	components for industrial machines;
•	automotive aftermarket maintenance and appearance products; and
•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries.

This segment primarily serves the construction, automotive and consumer durables markets.

The results of operations for the Engineered Products – North America segment for the first quarter of 2007 and 2006 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Operating revenues	$1,026,665	$1,030,338
Operating income	153,292	173,278
Margin %	14.9%	16.8%

In the first quarter of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(6.5)%	(15.8)%	(1.7)%
Changes in variable margins and overhead costs	—	3.7	0.7
Total	(6.5)	(12.1)	(1.0)

Acquisitions	6.7	0.7	(1.0)
Divestitures	(0.5)	(0.2)	—
Restructuring costs	—	(2.9)	(0.5)
Impairment of goodwill and intangibles	—	3.1	0.6
Translation	(0.1)	(0.1)	—
Total	(0.4)%	(11.5)%	(1.9)%

Revenues decreased modestly in the first quarter of 2007 versus the first quarter of 2006 primarily due to a decline in base business revenues and the effect of divestitures, mostly offset by revenues from acquisitions. Acquisition revenue was primarily related to the acquisition of an electronic switches business and a truss business. In the fourth quarter of 2006, a roofing components business was divested. Construction base revenues declined 10.5% mainly due to declines in the residential construction market. Automotive base revenues decreased 7.1% due to a 12% decline in automotive production at the Detroit 3 automotive manufacturers. Base revenues from the other industrial-based businesses in this segment declined 1.4% primarily due to declines in the strength films business and industrial plastics and metals.

Operating income decreased in the first quarter of 2007 versus the first quarter of 2006 primarily due to the decline in base business revenues and increased restructuring expenses offset by lower goodwill and intangible impairment charges. Variable margins increased 30 basis points mainly due to aggressive expense management in the automotive and construction businesses, a favorable sales mix and the benefits of 2006 restructuring projects. Goodwill and intangible impairment charges were $5.3 million lower in the first quarter of 2007 versus the first quarter of 2006. Overhead expense was favorably impacted in the first quarter of 2007 due to a first quarter 2006 charge of $9.8 million related to retiree healthcare and life insurance liabilities.

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

In the plastic and metal components and fasteners category, products include:
•	metal fasteners and fastening tools for the commercial, residential and renovation construction industries;
•	laminate products for the commercial, residential and renovation construction industries and furniture markets;
•	metal plate connecting components and software for the commercial and residential construction markets;
•	metal fasteners for automotive, appliance and general industrial applications;
•	metal components for automotive, appliance and general industrial applications;
•	plastic components for automotive, appliance, electronics and general industrial applications; and
•	plastic fasteners for automotive, appliance, electronics and general industrial applications.

In the specialty products category, products include:
•	reclosable packaging for consumer food applications;
•	electronic component packaging trays used for the storage, shipment and manufacturing insertion of electronic components and microchips;
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines and automobiles;
•	epoxy and resin-based coating products for industrial applications;
•	automotive aftermarket maintenance and appearance products; and
•	swabs, wipes and mats for clean room usage in the electronics and pharmaceutical industries.

This segment primarily serves the construction, automotive and consumer durables markets.

The results of operations for the Engineered Products – International segment for the first quarter of 2007 and 2006 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Operating revenues	$833,085	$624,321
Operating income	97,540	75,830
Margin %	11.7%	12.1%

In the first quarter of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	8.2%	27.1%	2.1%
Changes in variable margins and overhead costs	—	(13.2)	(1.5)
Total	8.2	13.9	0.6

Acquisitions	17.2	4.9	(1.2)
Divestitures	(0.6)	0.6	0.1
Restructuring costs	—	(0.8)	(0.1)
Impairment of goodwill and intangibles	—	0.2	—
Translation	8.5	9.9	0.2
Other	0.1	(0.1)	—
Total	33.4%	28.6%	(0.4)%

Revenues increased in the first quarter of 2007 due to revenues from acquisitions, the favorable effect of currency translation and growth in base business revenues. Base business construction revenues increased 12.5% due to strong demand across the European and Asia Pacific markets. Automotive base business revenues were relatively flat despite a 5.0% increase in automotive production due to customer mix and the abandonment of some lower margin business. Base revenues from the other businesses in this segment increased 7.1% as they benefited from strong demand in the broad array of industrial and commercial end markets that they serve. Acquisition revenue was primarily related to the acquisition of two European laminate manufacturers, one Korean and one European automotive business, and a European construction business.

Operating income increased in the first quarter of 2007 versus the first quarter of 2006 primarily due to the positive leverage effect from the increase in base revenues described above, income from acquisitions and the favorable effect of currency translation. Variable margins decreased 100 basis points in the first quarter 2007 mainly due to production inefficiencies at two European laminate and appliance businesses, a product mix issue at a European laminate business and increased raw material costs. These increased expenses were partially offset by lower overhead expenses due to the benefits of 2006 restructuring projects and efficiencies from higher volumes.

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

This segment primarily serves the general industrial, food institutional and service, maintenance, repair and operations ("MRO")/metals, and food and beverage markets.

The results of operations for the Specialty Systems – North America segment for the first quarter of 2007 and 2006 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Operating revenues	$1,222,369	$1,124,086
Operating income	224,115	221,934
Margin %	18.3%	19.7%

In the first quarter of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(0.9)%	(1.9)%	(0.2)%
Changes in variable margins and overhead costs	—	2.2	0.4
Total	(0.9)	0.3	0.2

Acquisitions	9.9	(2.3)	(2.2)
Divestitures	(0.1)	—	—
Restructuring costs	—	1.2	0.2
Impairment of goodwill and intangibles	—	1.9	0.4
Translation	(0.1)	(0.1)	—
Other	(0.1)	—	—
Total	8.7%	1.0%	(1.4)%

Revenues increased in the first quarter of 2007 over the first quarter of 2006 primarily due to revenues from acquisitions partially offset by a decline in base business revenues. The acquired revenues were primarily related to the acquisition of two businesses supplying the electronic and microelectronic assembly industry, two decorating businesses, a supply chain management software business and an industrial packaging business. During the first quarter of 2007 the sleeve label businesses were divested. Base business revenues declined primarily due to decreased demand for machinery and consumables in many of the end markets that this segment serves. Welding base revenues increased 7.1% due to higher demand in energy related end markets. Total packaging base revenues declined 7.0% due to weakness in the construction related industrial packaging categories in North America. Food equipment base revenues increased 3.0% due to growth in the restaurant and institutional sector as well as the service business. Base business revenue from the other businesses in this segment, including the marking, decorating and finishing businesses, decreased 6.1% in the first quarter of 2007 over the first quarter of 2006.

Operating income increased in the first quarter of 2007 versus the first quarter of 2006 primarily due to decreased overhead costs, including the favorable first quarter 2007 impact of a $9.8 million charge related to retiree health care and life insurance liabilities incurred in the first quarter of 2006, impairment charges and restructuring expenses offset by lower acquisition income and the negative leverage effect from the decrease in base revenues described above.

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

In the machinery and related consumables category, products include:
•	industrial packaging equipment and plastic and steel strapping for the bundling and shipment of a variety of products for customers in numerous end markets;
•	welding equipment and metal consumables for a variety of end market users;
•	equipment and plastic consumables that multi-pack cans and bottles for the food and beverage industry;
•	plastic stretch film and related packaging equipment for various industrial purposes;
•	paper and plastic products used to protect shipments of goods in transit;
•	foil and film and related equipment used to decorate a variety of consumer products; and
•	solder materials, services and equipment for the electronic and microelectronic assembly industry.

In the specialty equipment category, products include:
•	commercial food equipment such as dishwashers, refrigerators and cooking equipment for use by restaurants, institutions and supermarkets and related service;
•	materials and structural testing machinery and software;
•	paint spray equipment for a variety of general industrial applications;
•	static control equipment for electronics and industrial applications; and
•	airport ground power generators for commercial applications.

This segment primarily serves the general industrial, food institutional and service, food and beverage, and MRO/metals markets.

The results of operations for the Specialty Systems – International segment for the first quarter of 2007 and 2006 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Operating revenues	$783,431	$615,699
Operating income	93,701	68,926
Margin %	12.0%	11.2%

In the first quarter of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	9.5%	33.4%	2.5%
Changes in variable margins and overhead costs	—	(0.7)	(0.1)
Total	9.5	32.7	2.4

Acquisitions	10.8	—	(1.2)
Divestitures	(0.9)	(1.4)	—
Restructuring costs	—	(4.5)	(0.5)
Impairment of goodwill and intangibles	—	0.4	—
Translation	7.9	8.8	0.1
Other	(0.1)	(0.1)	—
Total	27.2%	35.9%	0.8%

Revenues increased in the first quarter of 2007 versus the first quarter of 2006 primarily due to revenues from acquired companies, base business revenue growth and the favorable effect of currency translation. The contribution from acquired business was primarily related to the acquisition of two businesses supplying the electronic and microelectronic assembly industry, a European industrial packaging business, and a European test and measurement business. Food equipment base revenues increased 7.7% due primarily to growth in European institutional demand. Total packaging base revenues increased 7.7% with strong demand in the consumer multi-pack carrier business and the European and Asia-Pacific industrial packaging businesses. Other base business revenues, including the welding and finishing businesses, increased 10.8% led by strong welding equipment and consumable sales in Asia and Europe.

Operating income increased in the first quarter of 2007 versus the first quarter of 2006 primarily as a result of leverage from the revenue increases described above and the favorable effect of currency translation. These increases were partially offset by increased restructuring expenses and the effect of the divestiture of the sleeve label businesses.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended March 31
	2007	2006
Engineered Products – North America	$1,026,665	$1,030,338
Engineered Products – International	833,085	624,321
Specialty Systems – North America	1,222,369	1,124,086
Specialty Systems – International	783,431	615,699
Intersegment revenues	(106,509)	(97,408)
Total manufacturing operating revenues	$3,759,041	$3,297,036

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company does not amortize goodwill and intangible assets that have indefinite lives. In the first quarter of each year, the Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the fair value of the related reporting unit or intangible asset.

As of January 1, 2007, the Company had assigned its recorded goodwill and intangible assets to approximately 440 of its 750 reporting units. When performing its annual impairment assessment, the Company compares the fair value of each reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating unit. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the unit’s goodwill and the carrying value of the goodwill.

Amortization and impairment of goodwill and other intangible assets for the periods ended March 31, 2007 and 2006 were as follows:

(In thousands)

	Three Months Ended March 31
	2007	2006
Goodwill:
Impairment	$988	$9,200
Intangible Assets:
Amortization	38,025	23,788
Impairment	1,166	2,985
Total	$40,179	$35,973

In the first quarter of 2007, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in total impairment charges of $2.2 million. The first quarter 2007 goodwill impairment charges of $1.0 million were primarily related to a French fluid and polymer business and an Asian construction business in the Engineered Products – International segment and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2007, intangible asset impairments of $1.2 million were recorded to reduce to the estimated fair value the carrying value of trademarks and customer-related intangible assets primarily related to a French fluid and polymer business in the Engineered Products – International segment and a U.S. contamination control business in the Engineered Products – North America segment.

In the first quarter of 2006, the Company recorded goodwill impairment charges of $9.2 million which were primarily related to a U.S. construction joist business in the Engineered Products – North America segment, a U.S. thermal transfer ribbon business in the Specialty Systems – North America segment, and an Asian construction business in the Engineered Products – International segment and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2006, intangible asset impairments of $3.0 million were recorded to reduce to the estimated fair value the carrying value of trademarks, patents and customer-related intangible assets primarily related to a U.S. welding components business in the Specialty Systems – North America segment and a U.S. contamination control business in the Engineered Products – North America segment.

INTEREST EXPENSE

Interest expense increased to $24.4 million in the first three months of 2007 from $18.9 million in 2006 primarily due to a higher amount of commercial paper outstanding in the first quarter of 2007.

OTHER INCOME

Other income increased to $26.6 million for the first three months of 2007 from $10.2 million in 2006, primarily due to gains on divestitures versus losses in 2006. These amounts are partially offset by lower investment income in 2007, primarily due to the liquidation of the Company's mortgage transactions in the fourth quarter of 2006.

INCOME TAXES

The effective tax rate for the first rate three months of 2007 was 29.5%, 1.5 percentage points lower than the effective rate for the first three months of 2006. The reduction in the effective tax rate resulted primarily from an increased domestic manufacturing deduction and an increased mix of income from foreign jurisdictions with lower tax rates.

NET INCOME

Net income of $402.4 million ($0.71 per diluted share) in the first three months of 2007 was 9.8% higher than the 2006 net income of $366.5 million ($0.65 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2007 increased operating revenues for the first three months of 2007 by approximately $100.0 million and increased earnings by approximately 2 cents per diluted share.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2007, the Company adopted the Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns, and provides guidance on derecognition, classification, and interest and penalties, related to uncertain tax positions. As a result of implementation of FIN 48, the Company did not recognize any change in its liability for unrecognized tax benefits. See the income taxes note for additional information.

On January 1, 2007, the Company adopted FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. Upon adoption of FSP 13-2, the Company recorded an after-tax charge to retained earnings of $22.6 million, resulting from a change in the timing of expected cash flows related to income tax benefits of the Company's leveraged lease transactions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service existing debt and to continue to pay dividends that meet its dividend payout guideline of 25% to 35% of the last two years’ average net income. In addition, free operating cash flow is expected to be adequate to finance internal growth, acquisitions and share repurchases.

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

On August 4, 2006, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to 35.0 million shares. In the first quarter of 2007, the Company repurchased 3,677,141 shares of its common stock at an average price of $48.92 per share. Since inception of this program, the Company has repurchased 13,357,872 shares of its common stock for $626.7 million at an average price of $46.92 per share.

Summarized cash flow information for the first quarter of 2007 and 2006 was as follows:

(In thousands)

	Three Months Ended March 31
	2007	2006
Net cash provided by operating activities	$422,819	$391,385
Additions to plant and equipment	(85,291)	(68,319)
Free operating cash flow	$337,528	$323,066

Acquisitions	$(269,082)	$(198,997)
Proceeds from sale of operations and affiliates	91,739	12,524
Cash dividends paid	(117,337)	(92,620)
Issuance of common stock	51,003	42,007
Repurchases of common stock	(179,873)	—
Net proceeds (repayments) of debt	89,215	(23,970)
Repayment of preferred stock of subsidiary	(40,000)	—
Other	21,175	22,043
Net increase (decrease) in cash and equivalents	$(15,632)	$84,053

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC for the first quarter of 2007 and 2006 was as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2007	2006

Operating income after taxes of 29.5% and 31.0%, respectively	$400,897	$372,578
Invested Capital:
Trade receivables	$2,681,515	$2,191,698
Inventories	1,601,705	1,279,108
Net plant and equipment	2,070,509	1,843,207
Investments	552,206	890,227
Goodwill and intangible assets	5,283,554	3,956,041
Accounts payable and accrued expenses	(2,179,493)	(1,715,142)
Other, net	105,625	356,297
Total invested capital	$10,115,621	$8,801,436
Average invested capital	$9,980,627	$8,594,567
Annualized return on average invested capital	16.1%	17.3%

The 120 basis point decrease in ROIC in the first quarter of 2007 was due primarily to a 16.1% increase in average invested capital, mainly from acquisitions. The negative impact of acquisitions was partially offset by a 7.6% increase in after-tax operating income primarily due to an increase in base business operating income, translation, lower goodwill and intangible asset impairment charges, and a decrease in the effective tax rate.

Working Capital

Net working capital at March 31, 2007 and December 31, 2006 is summarized as follows:

(Dollars in thousands)

	March 31, 2007	December 31, 2006	Increase/(Decrease)
Current Assets:
Cash and equivalents	$574,575	$590,207	$(15,632)
Trade receivables	2,681,515	2,471,273	210,242
Inventories	1,601,705	1,482,508	119,197
Other	646,668	662,417	(15,749)
	5,504,463	5,206,405	298,058
Current Liabilities:
Short-term debt	577,141	462,721	114,420
Accounts payable and accrued expenses	1,924,132	1,895,182	28,950
Other	255,361	278,681	(23,320)
	2,756,634	2,636,584	120,050
Net Working Capital	$2,747,829	$2,569,821	$178,008
Current Ratio	2.00	1.97

Trade receivables and inventories increased primarily as a result of acquisitions. Short-term debt increased due to an increase in short-term commercial paper to fund acquisition activity and stock repurchases in the first quarter of 2007.

Debt

Total debt at March 31, 2007 and December 31, 2006 was as follows:

(Dollars in thousands)

	March 31, 2007	December 31, 2006
Short-term debt	$577,141	$462,721
Long-term debt	956,290	955,610
Total debt	$1,533,431	$1,418,331

Total debt to capitalization	14.3%	13.6%

The Company had outstanding commercial paper of $298.9 million at March 31, 2007 and $200.3 million at December 31, 2006.

Stockholders’ Equity

The changes to stockholders’ equity during 2007 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2006	$9,017,508
Net income	402,435
Cash dividends declared	(116,911)
Repurchases of common stock	(179,873)
Stock option activity	68,555
Amortization of unrecognized pension and postretirement expense	10,480
Currency translation adjustments	(22,870)
Cumulative effect of adopting FSP 13-2	(22,559)
Total stockholders’ equity, March 31, 2007	$9,156,765

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding 2007 contributions to the Company’s pension plans, the adequacy of internally generated funds, the meeting of dividend payout objectives, the outcome of outstanding legal proceedings, and the impact of new accounting pronouncements. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn in the construction, general industrial, automotive, or food institutional and service markets, (2) deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2007. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2007 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2006, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to 35,000,000 shares of common stock.

Share repurchase activity under this program for the first quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that may yet be Purchased Under Program
January 2007	643,245	$46.44	643,245	24,676,024
March 2007	3,033,896	49.44	3,033,896	21,642,128
Total	3,677,141	48.92	3,677,141

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: May 4, 2007	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)