Form 10-Q
period 2007-06-30
ILLINOIS TOOL WORKS INC
filed 2007-08-03
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of registrant’s common stock, $.01 par value, outstanding at July 31, 2007: 552,034,685.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company” or “ITW”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K/A. Certain reclassifications of prior years data have been made to conform with current year reporting.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating Revenues	$4,159,689	$3,579,470	$7,918,730	$6,876,506
Cost of revenues	2,675,515	2,292,821	5,124,544	4,412,495
Selling, administrative, and research
and development expenses	745,718	602,221	1,446,903	1,203,642
Amortization and impairment of
goodwill and other intangible assets	39,779	24,664	79,958	60,637
Operating Income	698,677	659,764	1,267,325	1,199,732
Interest expense	(25,606)	(19,009)	(50,008)	(37,906)
Other income	44,135	25,699	70,724	35,858
Income Before Taxes	717,206	666,454	1,288,041	1,197,684
Income Taxes	211,600	200,600	380,000	365,300
Net Income	$505,606	$465,854	$908,041	$832,384
Net Income Per Share:
Basic	$0.91	$0.82	$1.63	$1.47
Diluted	$0.90	$0.81	$1.61	$1.46
Cash Dividends:
Paid	$0.21	$0.165	$0.42	$0.33
Declared	$0.21	$0.165	$0.42	$0.33
Shares of Common Stock Outstanding During the Period:
Average	556,793	567,446	558,022	565,462
Average assuming dilution	561,244	571,954	562,388	569,808

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and equivalents	$481,508	$590,207
Trade receivables	2,882,698	2,471,273
Inventories	1,612,380	1,482,508
Deferred income taxes	213,905	196,860
Prepaid expenses and other current assets	463,792	465,557
Total current assets	5,654,283	5,206,405

Plant and Equipment:
Land	209,374	193,328
Buildings and improvements	1,414,465	1,374,926
Machinery and equipment	3,694,081	3,594,057
Equipment leased to others	147,615	149,682
Construction in progress	115,275	96,853
	5,580,810	5,408,846
Accumulated depreciation	(3,463,982)	(3,355,389)
Net plant and equipment	2,116,828	2,053,457

Investments	560,667	595,083
Goodwill	4,183,793	4,025,053
Intangible Assets	1,225,320	1,113,634
Deferred Income Taxes	132,978	116,245
Other Assets	762,531	770,562
	$14,636,400	$13,880,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$528,096	$462,721
Accounts payable	805,983	707,656
Accrued expenses	1,192,528	1,187,526
Cash dividends payable	115,874	117,337
Income taxes payable	177,671	161,344
Total current liabilities	2,820,152	2,636,584
Noncurrent Liabilities:
Long-term debt	956,578	955,610
Deferred income taxes	285,668	259,159
Other	1,185,546	1,011,578
Total noncurrent liabilities	2,427,792	2,226,347

Stockholders’ Equity:
Common stock	5,612	6,309
Additional paid-in-capital	106,908	1,378,587
Income reinvested in the business	9,217,978	10,406,511
Common stock held in treasury	(479,873)	(3,220,538)
Accumulated other comprehensive income	537,831	446,639
Total stockholders’ equity	9,388,456	9,017,508
	$14,636,400	$13,880,439

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30
	2007	2006
Cash Provided by (Used for) Operating Activities:
Net income	$908,041	$832,384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	174,798	150,859
Amortization and impairment of goodwill and other intangible assets	79,958	60,637
Change in deferred income taxes	(28,723)	43,646
Provision for uncollectible accounts	5,346	7,202
(Gain) loss on sale of plant and equipment	1,019	(705)
Income from investments	(28,223)	(36,559)
(Gain) loss on sale of operations and affiliates	(35,441)	3,429
Stock compensation expense	15,045	19,777
Other non-cash items, net	(7,777)	3,021
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(192,151)	(147,236)
Inventories	(72,766)	(90,841)
Prepaid expenses and other assets	(41,260)	9,861
Increase (decrease) in--
Accounts payable	(10,118)	42,406
Accrued expenses and other liabilities	(38,475)	(14,743)
Income taxes receivable and payable	223,385	(132,250)
Other, net	1,799	2,104
Net cash provided by operating activities	954,457	752,992
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(424,420)	(281,479)
Additions to plant and equipment	(174,329)	(144,994)
Purchase of investments	(7,538)	(3,809)
Proceeds from investments	24,872	18,549
Proceeds from sale of plant and equipment	8,712	7,106
Proceeds from sale of operations and affiliates	149,760	12,901
Other, net	(68)	9,078
Net cash used for investing activities	(423,011)	(382,648)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(234,248)	(186,183)
Issuance of common stock	77,101	63,007
Repurchases of common stock	(479,873)	—
Net proceeds (repayments) from short-term debt	12,628	(157,843)
Proceeds from long-term debt	22	179
Repayments of long-term debt	(9,728)	(6,246)
Excess tax benefits from share-based compensation	9,886	10,552
Repayment of preferred stock of subsidiary	(40,000)	—
Net cash used for financing activities	(664,212)	(276,534)
Effect of Exchange Rate Changes on Cash and Equivalents	24,067	(5,041)
Cash and Equivalents:
Increase (decrease) during the period	(108,699)	88,769
Beginning of period	590,207	370,417
End of period	$481,508	$459,186
Cash Paid During the Period for Interest	$81,579	$37,633
Cash Paid During the Period for Income Taxes	$170,413	$446,983
Liabilities Assumed from Acquisitions	$331,275	$148,231

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	COMPREHENSIVE INCOME

The Company’s components of comprehensive income in the periods presented are:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$505,606	$465,854	$908,041	$832,384
Foreign currency translation adjustments	99,114	116,726	76,244	145,144
Amortization of unrecognized pension and
postretirement expense	4,468	—	14,948	—
Total comprehensive income	$609,188	$582,580	$999,233	$977,528

(2)	INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 were as follows:

(In thousands)

	June 30, 2007	December 31, 2006
Raw material	$520,905	$470,032
Work-in-process	169,080	166,946
Finished goods	922,395	845,530
	$1,612,380	$1,482,508

(3)	GOODWILL AND INTANGIBLE ASSETS

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

Amortization and impairment of goodwill and other intangible assets for the periods ended June 30, 2007 and 2006 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Goodwill:
Impairment	$—	$—	$988	$9,200
Intangible Assets:
Amortization	39,779	24,664	77,804	48,452
Impairment	—	—	1,166	2,985
Total	$39,779	$24,664	$79,958	$60,637

In the first quarter of 2007, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in total impairment charges of $2,154,000. The first quarter 2007 goodwill impairment charges of $988,000 were primarily related to a French polymers business and an Asian construction business in the Engineered Products – International segment and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2007, intangible asset impairments of $1,166,000 were recorded to reduce to the estimated fair value the carrying value of trademarks and customer-related intangible assets primarily related to a French polymers business in the Engineered Products – International segment and a U.S. contamination control business in the Engineered Products – North America segment.

In the first quarter of 2006, the Company recorded goodwill impairment charges of $9,200,000 which were primarily related to a U.S. construction joist business in the Engineered Products – North America segment, a U.S. thermal transfer ribbon business in the Specialty Systems – North America segment, and an Asian construction business in the Engineered Products – International segment, and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2006, intangible asset impairments of $2,985,000 were recorded to reduce to the estimated fair value the carrying value of trademarks, patents and customer-related intangible assets primarily related to a U.S. welding components business in the Specialty Systems – North America segment and a U.S. contamination control business in the Engineered Products – North America segment.

(4)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended June 30, 2007 and 2006 were as follows:

(In thousands)

	Three Months Ended June 30				Six Months Ended June 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$28,698	$26,734	$3,782	$4,186	$57,365	$53,404	$7,564	$8,373
Interest cost	26,548	24,165	8,058	8,225	52,962	48,161	16,116	16,449
Expected return on plan
assets	(38,856)	(34,360)	(2,899)	(1,997)	(77,575)	(68,545)	(5,797)	(3,992)
Amortization of actuarial loss	5,086	6,319	506	1,292	9,983	12,593	1,011	22,281
Amortization of prior service
cost (income)	(586)	(565)	1,565	1,392	(1,174)	(1,132)	3,130	2,783
Amortization of net transition
amount	4	16	—	—	10	32	—	—
Curtailment/settlement loss
(gain)	262	—	(1,562)	—	6,000	—	(1,562)	—
Net periodic benefit cost	$21,156	$22,309	$9,450	$13,098	$47,571	$44,513	$20,462	$45,894

The Company expects to contribute $82,400,000 to its pension plans in 2007. As of June 30, 2007, contributions of $62,400,000 have been made.

(5)	SHORT-TERM DEBT

In June 2006, the Company entered into a $600,000,000 Line of Credit Agreement with a termination date of June 15, 2007. This line of credit was replaced on June 15, 2007, by a $1,000,000,000 Line of Credit Agreement with a termination date of June 13, 2008. No amounts were outstanding under this facility at June 30, 2007.

The Company had outstanding commercial paper of $393,940,000 at June 30, 2007 and $200,340,000 at December 31, 2006.

(6)	LONG-TERM DEBT

In June 2006, the Company entered into a $350,000,000 revolving credit facility (“RCF”) with a termination date of June 16, 2011. This RCF was replaced on June 15, 2007 by a $500,000,000 RCF with a termination date of June 15, 2012. No amounts were outstanding under this facility at June 30, 2007.

(7)	INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns, and provides guidance on derecognition, classification, and interest and penalties, related to uncertain tax positions. As a result of implementation of FIN 48, the Company did not recognize any change in its liability for unrecognized tax benefits.

As of the adoption date, the Company had $688,000,000 of unrecognized tax benefits. If these unrecognized tax benefits were recognized, approximately $593,000,000 would impact the Company's effective tax rate. There has been no significant change to the amount of unrecognized tax benefits during the six months ended June 30, 2007. The Company does not expect the total amount of uncertain tax provisions as of June 30, 2007 to change significantly in the next twelve months.

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

(8)	LEVERAGED LEASES

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

(9)       STOCKHOLDERS' EQUITY

On August 4, 2006 the Company's Board of Directors authorized a stock repurchase program which provided for the buyback of up to 35,000,000 shares. In the first six months of 2007, the Company repurchased 9,464,419 shares of its common stock at an average price of $50.70 per share. On February 9, 2007, the Company retired 72,151,184 shares of Common Stock Held in Treasury. Common Stock, Additional Paid-In-Capital, Income Reinvested in the Business and Common Stock Held in Treasury activity during the first six months of 2007 are shown below:

(In thousands)	Common Stock	Additional Paid-In-Capital	Income Reinvested in the Business	Common Stock Held in Treasury
Balance, December 31, 2006	$6,309	$1,378,587	$10,406,511	$(3,220,538)
During 2007
Retirement of treasury shares	(721)	(1,378,587)	(1,841,230)	3,220,538
Shares issued for stock options and grants	24	77,184	—	—
Shares surrendered on exercise of stock options	—	(108)	—	—
Stock compensation expense	—	15,045	—	—
Tax benefits related to stock options	—	14,787	—	—
Repurchases of common stock	—	—	—	(479,873)
Net income	—	—	908,041	—
Cash dividends declared	—	—	(232,785)	—
Cumulative effect of adopting FSP 13-2	—	—	(22,559)	—
Balance, June 30, 2007	$5,612	$106,908	$9,217,978	$(479,873)

(10)	SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating revenues	$4,159,689	$3,579,470	$7,918,730	$6,876,506
Operating income	698,677	659,764	1,267,325	1,199,732
Margin %	16.8%	18.4%	16.0%	17.4%

In the second quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	2.4%	5.2%	0.5%	1.7%	4.0%	0.4%
Changes in variable margins and
overhead costs	—	(1.8)	(0.3)	—	(1.1)	(0.2)
Total	2.4	3.4	0.2	1.7	2.9	0.2

Acquisitions	12.0	1.7	(1.7)	11.4	0.9	(1.6)
Divestitures	(1.3)	(0.8)	0.1	(0.9)	(0.5)	0.1
Restructuring costs	—	(1.5)	(0.3)	—	(1.4)	(0.2)
Impairment of goodwill and
intangibles	—	—	—	—	0.8	0.1
Translation	3.6	3.1	—	3.4	2.8	—
Intercompany/Other	(0.5)	—	0.1	(0.4)	0.1	—
Total	16.2%	5.9%	(1.6)%	15.2%	5.6%	(1.4)%

In the second quarter and year-to-date period of 2007 revenues increased 16.2% and 15.2%, respectively, over 2006 primarily due to revenues from acquisitions and favorable currency translation. Base business revenues increased 2.4% and 1.7% in the second quarter and year-to-date periods, respectively, over the same periods of 2006 primarily related to an 8.0% and 8.4% increase in international base business revenues for the second quarter and year-to-date periods, respectively. These increases were offset by a 1.4% and 2.5 % decline in North American base revenues in the second quarter and the year-to-date periods, respectively. European economic strength and market demand continued the growth seen in last half of 2006. North American base revenues declined, although at a lower rate than first quarter 2007, due to weak industrial production and slow demand throughout the North American end markets, primarily automotive and construction.

Operating income in the second quarter and year-to-date period improved over 2006 primarily due to leverage from the growth in base business revenues, favorable currency translation versus the prior year and the effect of acquisitions, partially offset by increased restructuring expenses and the effect of divestitures. Operating margins were negatively affected by lower margins of acquired businesses, including amortization expense.

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

The results of operations for the Engineered Products – North America segment for the second quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating revenues	$1,088,908	$1,091,673	$2,115,573	$2,122,011
Operating income	194,475	209,723	347,767	383,001
Margin %	17.9%	19.2%	16.4%	18.0%

In the second quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(3.3)%	(7.0)%	(0.7)%	(4.8)%	(11.0)%	(1.2)%
Changes in variable margins and
overhead costs	—	(0.6)	(0.1)	—	1.4	0.3
Total	(3.3)	(7.6)	(0.8)	(4.8)	(9.6)	(0.9)

Acquisitions	3.5	1.5	(0.4)	5.1	1.1	(0.7)
Divestitures	(0.6)	(0.4)	0.1	(0.6)	(0.3)	—
Restructuring costs	—	(0.9)	(0.2)	—	(1.8)	(0.3)
Impairment of goodwill and
intangibles	—	—	—	—	1.4	0.3
Translation/Other	0.1	0.1	—	—	—	—
Total	(0.3)%	(7.3)%	(1.3)%	(0.3)%	(9.2)%	(1.6)%

Revenues decreased modestly in both the second quarter and year-to-date periods of 2007 versus 2006 primarily due to a decline in base business revenues and the effect of divestitures, mostly offset by revenues from acquisitions. Acquisition revenue was primarily related to the acquisition of an electronic switches business and a specialty wipes business. In the fourth quarter of 2006, a roofing components business was divested. In the second quarter and year-to-date periods, construction base revenues declined 5.4% and 7.8%, respectively, due to declines in the residential construction market. Automotive base revenues decreased 3.6% and 5.3%, respectively, primarily due to a 7% and 9% decline in automotive production at the Detroit 3 automotive manufacturers in the second quarter and year-to-date periods. Base revenues from the other industrial-based businesses in this segment declined 0.7% and 1.0% in the second quarter and year-to-date periods, respectively, primarily due to declines in the strength films, and industrial plastics and metals businesses, partially offset by revenue increases in the polymers and fluids businesses in both periods.

Operating income decreased in the second quarter of 2007 and year-to-date period primarily due to the decline in base business revenues described above and higher restructuring expenses. The decrease for the year-to-date period was partially offset by lower first quarter 2007 goodwill and intangible impairment charges. Variable margins increased 30 basis points for both the second quarter and year-to-date period mainly due to expense management in the automotive, construction, and polymers businesses and the benefits of 2006 restructuring projects. Base overhead expenses increased 40 basis points in the second quarter due to increased selling and advertising expenses in the laminate business as a result of new product launches. Year-to-date overhead expenses are flat as increased selling and advertising costs were offset by the positive 2007 effect of a first quarter 2006 charge of $9.8 million related to retiree healthcare and life insurance liabilities.

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

The results of operations for the Engineered Products – International segment for the second quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating revenues	$976,744	$736,567	$1,809,829	$1,360,888
Operating income	148,039	110,466	245,579	186,298
Margin %	15.2%	15.0%	13.6%	13.7%

In the second quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	7.2%	19.3%	1.7%	7.6%	22.3%	1.9%
Changes in variable margins and
overhead costs	—	(5.5)	(0.8)	—	(8.5)	(1.1)
Total	7.2	13.8	0.9	7.6	13.8	0.8

Acquisitions	16.1	9.4	(0.9)	16.6	7.6	(1.1)
Divestitures	—	—	—	(0.2)	0.3	0.1
Restructuring costs	—	0.3	0.1	—	(0.2)	—
Impairment of goodwill and
intangibles	—	—	—	—	0.1	—
Translation/Other	9.3	10.5	0.1	9.0	10.2	0.1
Total	32.6%	34.0%	0.2%	33.0%	31.8%	(0.1)%

Revenues increased in the second quarter and year-to-date periods of 2007 due to revenues from acquisitions, the favorable effect of currency translation and growth in base business revenues. Base business construction revenues increased 9.9% and 11.0% in the second quarter and year-to date periods, respectively, due to strong demand across the European and Asia-Pacific markets. Automotive base business revenues increased 5.4% and 3.2% in the second quarter and year-to-date periods, respectively, due to a 3% and 4% increase in auto production, respectively. Base revenues from the other businesses in this segment increased 3.9% and 5.4% in the second quarter and year-to-date periods, respectively, as they benefited from strong demand in the broad array of industrial and commercial end markets that they serve. Acquisition revenue was primarily related to the acquisitions of a European laminate business, one Korean and one European automotive business, and two European performance polymers businesses.

Operating income increased in the second quarter and year-to-date periods of 2007 versus 2006 primarily due to the positive leverage effect from the increase in base revenues described above, the favorable effect of currency translation and income from acquisitions. Variable margins declined 70 basis points and 90 basis points in the second quarter and year-to-date periods, respectively, mainly due to increased raw material costs. Operating margins were negatively affected by the lower margins of acquired businesses.

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

This segment primarily serves the general industrial, food institutional and service, maintenance, repair and operations (“MRO”)/metals, and food and beverage markets.

The results of operations for the Specialty Systems – North America segment for the second quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating revenues	$1,253,535	$1,134,457	$2,475,904	$2,258,543
Operating income	238,268	232,289	462,383	454,223
Margin %	19.0%	20.5%	18.7%	20.1%

In the second quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	0.4%	0.8%	0.1%	(0.2)%	(0.5)%	—%
Changes in variable margins and
overhead costs	—	2.0	0.4	—	2.1	0.4
Total	0.4	2.8	0.5	(0.2)	1.6	0.4

Acquisitions	11.7	1.3	(1.9)	10.8	(0.5)	(2.1)
Divestitures	(1.8)	(0.8)	0.2	(1.0)	(0.4)	0.1
Restructuring costs	—	(0.9)	(0.2)	—	0.1	—
Impairment of goodwill and
intangibles	—	—	—	—	0.9	0.2
Translation/Other	0.2	0.2	(0.1)	—	0.1	—
Total	10.5%	2.6%	(1.5)%	9.6%	1.8%	(1.4)%

Revenues increased in the second quarter and year-to-date periods of 2007 over 2006 primarily due to revenues from acquisitions. The acquired revenues were primarily related to the acquisition of two businesses supplying the electronic and microelectronic assembly industry, a supply chain management software business, two test and measurement businesses and two decorating businesses. The quality measurement business was divested during the second quarter of 2007. Base business revenues increased slightly in the second quarter of 2007 but remained negative for the year-to-date period primarily due to decreased demand for machinery and consumables in many of the end markets that this segment serves. Food equipment base revenues increased 6.9% in the second quarter and 4.9% year-to-date due to growth in the restaurant and institutional sector as well as the service business. Welding base revenues increased 3.0% and 5.1% in the second quarter and year-to-date periods, respectively, due to higher demand in energy-related end markets. Total packaging base revenues declined 4.5% and 5.7% in the second quarter and year-to-date periods, respectively, due to weakness in the metals and construction-related industrial packaging categories in North America. Base business revenue from the other businesses in this segment, including the decorating and finishing businesses, decreased 2.0% and 4.1% for the second quarter and year-to date periods, respectively.

Operating income increased in the second quarter and year-to-date periods of 2007 versus 2006 primarily due to decreased overhead costs, including the favorable first quarter 2007 impact of a $9.8 million charge related to retiree health care and life insurance liabilities incurred in the first quarter of 2006 offset by higher restructuring expenses and the effect of divestitures. Year-to-date operating income was also favorably effected by lower impairment charges. Acquisitions favorably impacted income in the second quarter and had a negative effect year-to-date.

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

This segment primarily serves the general industrial, food institutional and retail, food and beverage, and MRO/metals markets.

The results of operations for the Specialty Systems – International segment for the second quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating revenues	$960,369	$719,641	$1,743,800	$1,335,340
Operating income	117,895	107,284	211,596	176,210
Margin %	12.3%	14.9%	12.1%	13.2%

In the second quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	8.8%	23.1%	2.0%	9.1%	27.1%	2.2%
Changes in variable margins and
overhead costs	—	(8.0)	(1.1)	—	(5.1)	(0.6)
Total	8.8	15.1	0.9	9.1	22.0	1.6

Acquisitions	19.6	(4.9)	(2.9)	15.5	(3.0)	(2.0)
Divestitures	(2.8)	(2.2)	—	(1.9)	(1.9)	—
Restructuring costs	—	(6.1)	(0.9)	—	(5.5)	(0.7)
Impairment of goodwill and
intangibles	—	—	—	—	0.2	—
Translation/Other	7.9	8.0	0.3	7.9	8.3	—
Total	33.5%	9.9%	(2.6)%	30.6%	20.1%	(1.1)%

Revenues increased in the second quarter and year-to-date periods of 2007 versus 2006 primarily due to revenues from acquired companies, base business revenue growth and the favorable effect of currency translation. The revenue contribution from acquired businesses was primarily related to the acquisition of a European food equipment business, two worldwide businesses supplying the electronic and microelectronic assembly industry, and two European test and measurement businesses. Food equipment base revenues increased 8.8% and 8.3% in the second quarter and year-to-date periods, respectively, due primarily to growth in European institutional demand. Total packaging base revenue increased 6.7% and 6.8% during the second quarter and year-to-date periods, respectively, with strong demand in the European and Asia-Pacific industrial packaging businesses. Other base business revenues, including the welding and finishing businesses, increased 11.2% and 12.0% in the second quarter and year-to-date periods, respectively, led by strong welding equipment and consumable sales in Europe and Asia.

Operating income increased in the second quarter and year-to-date periods of 2007 versus 2006 primarily due to leverage from the revenue increases described above and the favorable effect of currency translation. These increases were partially offset in both periods by increased restructuring costs, the effect of acquisitions, and the effect of the divestiture of the sleeve label business in the first quarter of 2007. Base variable margin decreased 50 basis points in the second quarter and year-to-date 2007 periods primarily due to increased raw material costs. Operating margins were negatively effected by the lower margins of acquired businesses.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Engineered Products - North America	$1,088,908	$1,091,673	$2,115,573	$2,122,011
Engineered Products – International	976,744	736,567	1,809,829	1,360,888
Specialty Systems - North America	1,253,535	1,134,457	2,475,904	2,258,543
Specialty Systems – International	960,369	719,641	1,743,800	1,335,340
Intersegment revenues	(119,867)	(102,868)	(226,376)	(200,276)
Total operating revenues	$4,159,689	$3,579,470	$7,918,730	$6,876,506

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

Amortization and impairment of goodwill and other intangible assets for the periods ended June 30, 2007 and 2006 were as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Goodwill:
Impairment	$—	$—	$988	$9,200
Intangible Assets:
Amortization	39,779	24,664	77,804	48,452
Impairment	—	—	1,166	2,985
Total	$39,779	$24,664	$79,958	$60,637

In the first quarter of 2007, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in total impairment charges of $2.2 million. The first quarter 2007 goodwill impairment charges of $1.0 million were primarily related to a French polymers business and an Asian construction business in the Engineered Products – International segment and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2007, intangible asset impairments of $1.2 million were recorded to reduce to the estimated fair value the carrying value of trademarks and customer-related intangible assets primarily related to a French polymers business in the Engineered Products – International segment and a U.S. contamination control business in the Engineered Products – North America segment.

In the first quarter of 2006, the Company recorded goodwill impairment charges of $9.2 million which were primarily related to a U.S. construction joist business in the Engineered Products – North America segment, a U.S. thermal transfer ribbon business in the Specialty Systems – North America segment, and an Asian construction business in the Engineered Products – International segment, and resulted from lower estimated future cash flows than previously expected. Also in the first quarter of 2006, intangible asset impairments of $3.0 million were recorded to reduce to the estimated fair value the carrying value of trademarks, patents and customer-related intangible assets primarily related to a U.S. welding components business in the Specialty Systems – North America segment and a U.S. contamination control business in the Engineered Products – North America segment.

INTEREST EXPENSE

Interest expense increased to $50.0 million in the first six months of 2007 from $37.9 million in 2006 primarily due to a higher amount of commercial paper outstanding in the first six months of 2007.

OTHER INCOME

Other income increased to $70.7 million for the first six months of 2007 versus income of $35.9 million in 2006, primarily due to gains on divestitures in 2007 versus losses in 2006. These amounts are partially offset by lower investment income in 2007, primarily due to the liquidation of the Company’s mortgage transactions in the fourth quarter of 2006.

INCOME TAXES

The effective tax rate for the first six months of 2007 was 29.5%, 100 basis points lower than the effective rate for the first six months of 2006. The reduction in the effective tax rate in 2007 resulted primarily from an increase in the domestic manufacturing deduction and a higher proportionate share of income in foreign jurisdictions with lower tax rates.

NET INCOME

Net income of $908.0 million ($1.61 per diluted share) in the first six months of 2007 was 9.1% higher than the 2006 net income of $832.4 million ($1.46 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2007 increased operating revenues for the first six months of 2007 by approximately $228.1 million and increased earnings by approximately 5 cents per diluted share. The strengthening of the U.S. dollar against foreign currencies in 2006 decreased operating revenues for the first six months of 2006 by approximately $120.0 million and decreased earnings by approximately 2 cents per diluted share.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2007, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns, and provides guidance on derecognition, classification, and interest and penalties, related to uncertain tax positions. As a result of implementation of FIN 48, the Company did not recognize any change in its liability for unrecognized tax benefits. See the income taxes note for additional information.

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

On August 4, 2006, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to 35.0 million shares. In the second quarter of 2007, the Company repurchased 5,787,278 shares of its common stock at an average price of $51.84 per share. Since inception of this program, the Company has repurchased 19,145,150 shares of its common stock for $926.7 million at an average price of $48.41 per share.

Summarized cash flow information for the second quarter and year-to-date periods of 2007 and 2006 was as follows:

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net cash provided by operating activities	$531,638	$361,607	$954,457	$752,992
Additions to plant and equipment	(89,038)	(76,675)	(174,329)	(144,994)
Free operating cash flow	$442,600	$284,932	$780,128	$607,998

Acquisitions	$(155,338)	$(82,482)	$(424,420)	$(281,479)
Cash dividends paid	(116,911)	(93,563)	(234,248)	(186,183)
Proceeds from sale of operations and affiliates	58,021	377	149,760	12,901
Issuance of common stock	26,098	21,000	77,101	63,007
Repurchases of common stock	(300,000)	—	(479,873)	—
Net proceeds (repayments) of debt	(86,293)	(139,940)	2,922	(163,910)
Repayment of preferred stock of subsidiary	—	—	(40,000)	—
Other	38,756	14,392	59,931	36,435
Net increase (decrease) in cash and equivalents	$(93,067)	$4,716	$(108,699)	$88,769

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC for the second quarter and year-to-date periods of 2007 and 2006 was as follows:

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Operating income after taxes	$492,567	$461,175	$893,464	$833,814
Invested Capital:
Trade receivables	$2,882,698	$2,374,172	$2,882,698	$2,374,172
Inventories	1,612,380	1,370,047	1,612,380	1,370,047
Net plant and equipment	2,116,828	1,916,032	2,116,828	1,916,032
Investments	560,667	907,515	560,667	907,515
Goodwill and intangible assets	5,409,113	3,997,555	5,409,113	3,997,555
Accounts payable and accrued expenses	(1,998,511)	(1,694,839)	(1,998,511)	(1,694,839)
Other, net	(191,553)	316,107	(191,553)	316,107
Total invested capital	$10,391,622	$9,186,589	$10,391,622	$9,186,589
Average invested capital	$10,253,622	$8,994,013	$10,117,625	$8,791,908
Annualized return on average invested capital	19.2%	20.5%	17.7%	19.0%

The 130 basis point decrease in ROIC in the second quarter of 2007 was due primarily to a 14.0% increase in average invested capital, mainly from acquisitions. The negative impact of acquisitions was partially offset by a 6.8% increase in after-tax operating income primarily due to an increase in base business operating income, translation, and a decrease in the effective tax rate.

The 130 basis point decrease in ROIC for year-to-date 2007 was due primarily to a 15.1% increase in average invested capital, mainly from acquisitions. The negative impact of acquisitions was partially offset by a 7.2% increase in after-tax operating income primarily due to an increase in base business operating income, translation, and a decrease in the effective tax rate.

Working Capital

Net working capital at June 30, 2007 and December 31, 2006 is summarized as follows:

(Dollars in thousands)

	June 30, 2007	December 31, 2006	Increase/(Decrease)
Current Assets:
Cash and equivalents	$481,508	$590,207	$(108,699)
Trade receivables	2,882,698	2,471,273	411,425
Inventories	1,612,380	1,482,508	129,872
Other	677,697	662,417	15,280
	5,654,283	5,206,405	447,878
Current Liabilities:
Short-term debt	528,096	462,721	65,375
Accounts payable and accrued expenses	1,998,511	1,895,182	103,329
Other	293,545	278,681	14,864
	2,820,152	2,636,584	183,568
Net Working Capital	$2,834,131	$2,569,821	$264,310
Current Ratio	2.00	1.97

Trade receivables and inventories increased due to increased sales, acquisitions and foreign currency translation. Accounts payable increased primarily due to acquisitions.

Debt

Total debt at June 30, 2007 and December 31, 2006 was as follows:

(Dollars in thousands)

	June 30, 2007	December 31, 2006
Short-term debt	$528,096	$462,721
Long-term debt	956,578	955,610
Total debt	$1,484,674	$1,418,331

Total debt to capitalization	13.7%	13.6%

The Company had outstanding commercial paper of $393.9 million at June 30, 2007 and $200.3 million at December 31, 2006.

In June 2006, the Company entered into a $600,000,000 Line of Credit Agreement with a termination date of June 15, 2007. This line of credit was replaced on June 15, 2007 by a $1,000,000,000 Line of Credit Agreement with a termination date of June 13, 2008. No amounts were outstanding under this facility at June 30, 2007.

In June 2006, the Company entered into a $350,000,000 revolving credit facility (“RCF”) with a termination date of June 16, 2011. This RCF was replaced on June 15, 2007 by a $500,000,000 RCF with a termination date of June 15, 2012. No amounts were outstanding under this facility at June 30, 2007.

Stockholders’ Equity

The changes to stockholders’ equity during 2007 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2006	$9,017,508
Net income	908,041
Cash dividends declared	(232,785)
Repurchases of common stock	(479,873)
Stock option activity	106,932
Amortization of unrecognized pension and postretirement expense	14,948
Currency translation adjustments	76,244
Cumulative effect of adopting FSP13-2	(22,559)
Total stockholders’ equity, June 30, 2007	$9,388,456

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding 2007 contributions to the Company’s pension plans, the adequacy of internally generated funds, the meeting of dividend payout objectives, the impact of new accounting pronouncements and the estimated amount of unrecognized tax benefits. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn in the construction, general industrial, automotive, or food institutional and service markets, (2) deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2007. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2007 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2006, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to 35,000,000 shares of common stock.

Share repurchase activity under this program for the second quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that may yet be Purchased Under Program
June 2007	5,787,278	$51.84	5,787,278	15,854,850

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 4, 2007. The following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominees	In Favor	Withheld
W. F. Aldinger	497,011,259	10,123,579
M. J. Birck	499,580,809	7,554,029
M. D. Brailsford	488,570,823	18,564,015
S. Crown	499,484,869	7,649,969
D. H. Davis, Jr.	501,234,376	5,900,462
R. C. McCormack	485,727,052	21,407,786
R. S. Morrison	503,031,409	4,103,429
J. A. Skinner	498,326,924	8,807,914
H. B. Smith	501,830,642	5,304,196
D. B. Speer	499,627,812	7,507,026

The appointment of Deloitte & Touche LLP as the Company’s independent public accountants was ratified with 494,919,218 votes in favor, 9,703,039 votes against, and 2,512,582 votes abstained.

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: August 3, 2007	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)