Form 10-Q
period 2007-09-30
ILLINOIS TOOL WORKS INC
filed 2007-10-29
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2007: 543,955,000.

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

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Operating Revenues	$4,093,803	$3,538,014	$12,012,533	$10,414,520
Cost of revenues	2,642,744	2,292,192	7,767,288	6,704,687
Selling, administrative, and research
and development expenses	715,662	593,719	2,162,565	1,797,361
Amortization and impairment of
goodwill and other intangible assets	39,102	25,237	119,060	85,874
Operating Income	696,295	626,866	1,963,620	1,826,598
Interest expense	(25,824)	(20,804)	(75,832)	(58,710)
Other income	19,017	35,830	89,741	71,688
Income Before Taxes	689,488	641,892	1,977,529	1,839,576
Income Taxes	198,400	195,800	578,400	561,100
Net Income	$491,088	$446,092	$1,399,129	$1,278,476
Net Income Per Share:
Basic	$0.89	$0.79	$2.52	$2.26
Diluted	$0.89	$0.78	$2.50	$2.24
Cash Dividends:
Paid	$0.21	$0.165	$0.63	$0.495
Declared	$0.28	$0.210	$0.70	$0.540
Shares of Common Stock Outstanding During the Period:
Average	549,561	567,637	555,474	566,114
Average assuming dilution	554,255	570,929	559,949	569,857

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and equivalents	$602,104	$590,207
Trade receivables	2,842,414	2,471,273
Inventories	1,607,759	1,482,508
Deferred income taxes	218,205	196,860
Prepaid expenses and other current assets	431,932	465,557
Total current assets	5,702,414	5,206,405

Plant and Equipment:
Land	216,715	193,328
Buildings and improvements	1,427,969	1,374,926
Machinery and equipment	3,757,437	3,594,057
Equipment leased to others	149,275	149,682
Construction in progress	103,396	96,853
	5,654,792	5,408,846
Accumulated depreciation	(3,534,221)	(3,355,389)
Net plant and equipment	2,120,571	2,053,457

Investments	546,342	595,083
Goodwill	4,326,929	4,025,053
Intangible Assets	1,267,465	1,113,634
Deferred Income Taxes	116,904	116,245
Other Assets	801,561	770,562
	$14,882,186	$13,880,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$101,467	$462,721
Accounts payable	779,068	707,656
Accrued expenses	1,248,136	1,187,526
Cash dividends payable	152,307	117,337
Income taxes payable	125,038	161,344
Total current liabilities	2,406,016	2,636,584
Noncurrent Liabilities:
Long-term debt	1,573,074	955,610
Deferred income taxes	324,332	259,159
Other	1,192,279	1,011,578
Total noncurrent liabilities	3,089,685	2,226,347

Stockholders’ Equity:
Common stock	5,620	6,309
Additional paid-in-capital	142,920	1,378,587
Income reinvested in the business	9,556,758	10,406,511
Common stock held in treasury	(958,911)	(3,220,538)
Accumulated other comprehensive income	640,098	446,639
Total stockholders’ equity	9,386,485	9,017,508
	$14,882,186	$13,880,439

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30
	2007	2006
Cash Provided by (Used for) Operating Activities:
Net income	$1,399,129	$1,278,476
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	263,736	232,038
Amortization and impairment of goodwill and other intangible assets	119,060	85,874
Change in deferred income taxes	2,738	95,525
Provision for uncollectible accounts	5,970	8,590
Loss on sale of plant and equipment	1,247	433
Income from investments	(43,973)	(64,756)
(Gain) loss on sale of operations and affiliates	(36,475)	3,363
Stock compensation expense	22,775	27,858
Other non-cash items, net	(6,556)	(485)
Changes in assets and liabilities:
(Increase) decrease in--
Trade receivables	(121,676)	(75,713)
Inventories	(55,409)	(102,570)
Prepaid expenses and other assets	(20,841)	(40,852)
Increase (decrease) in--
Accounts payable	(49,262)	936
Accrued expenses and other liabilities	529	41,829
Income taxes receivable and payable	209,077	(169,061)
Other, net	829	1,112
Net cash provided by operating activities	1,690,898	1,322,597
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(619,509)	(728,303)
Additions to plant and equipment	(254,627)	(222,790)
Purchase of investments	(8,101)	(5,868)
Proceeds from investments	50,677	32,327
Proceeds from sale of plant and equipment	14,461	10,971
Proceeds from sale of operations and affiliates	160,348	13,234
Other, net	(6,859)	1,803
Net cash used for investing activities	(663,610)	(898,626)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(350,122)	(279,847)
Issuance of common stock	99,857	66,417
Repurchases of common stock	(958,911)	(247,985)
Net proceeds from short-term debt	196,912	275,268
Proceeds from long-term debt	108	139
Repayments of long-term debt	(11,267)	(7,425)
Excess tax benefits from share-based compensation	13,910	17,250
Repayment of preferred stock of subsidiary	(40,000)	—
Net cash used for financing activities	(1,049,513)	(176,183)
Effect of Exchange Rate Changes on Cash and Equivalents	34,122	(293)
Cash and Equivalents:
Increase during the period	11,897	247,495
Beginning of period	590,207	370,417
End of period	$602,104	$617,912
Cash Paid During the Period for Interest	$115,728	$57,521
Cash Paid During the Period for Income Taxes	$349,814	$630,991
Liabilities Assumed from Acquisitions	$387,672	$241,701

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	COMPREHENSIVE INCOME

The Company’s components of comprehensive income in the periods presented are:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$491,088	$446,092	$1,399,129	$1,278,476
Foreign currency translation adjustments	97,427	20,463	173,671	165,607
Amortization of unrecognized pension and
post retirement expense	4,840	—	19,788	—
Total comprehensive income	$593,355	$466,555	$1,592,588	$1,444,083

(2)	INVENTORIES

Inventories at September 30, 2007 and December 31, 2006 were as follows:

(In thousands)

	September 30, 2007	December 31, 2006
Raw material	$512,810	$470,032
Work-in-process	188,083	166,946
Finished goods	906,866	845,530
	$1,607,759	$1,482,508

(3)	GOODWILL AND INTANGIBLE ASSETS

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

Amortization and impairment of goodwill and other intangible assets for the periods ended September 30, 2007 and 2006 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Goodwill:
Impairment	$—	$—	$988	$9,200
Intangible Assets:
Amortization	39,102	25,237	116,906	73,689
Impairment	—	—	1,166	2,985
Total	$39,102	$25,237	$119,060	$85,874

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

(4)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended September 30, 2007 and 2006 were as follows:

(In thousands)

	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$28,833	$27,040	$3,697	$4,187	$86,198	$80,444	$11,261	$12,560
Interest cost	26,737	24,388	8,008	8,225	79,699	72,549	24,124	24,674
Expected return on plan assets	(39,113)	(34,609)	(2,898)	(1,995)	(116,688)	(103,154)	(8,695)	(5,987)
Amortization of actuarial loss	5,041	6,377	489	1,292	15,024	18,970	1,500	23,573
Amortization of prior service
cost (income)	(605)	(565)	1,565	1,391	(1,779)	(1,697)	4,695	4,174
Amortization of net transition
amount	3	16	—	—	13	48	—	—
Curtailment/settlement loss
(gain)	—	—	—	—	6,000	—	(1,562)	—
Net periodic benefit cost	$20,896	$22,647	$10,861	$13,100	$68,467	$67,160	$31,323	$58,994

The Company expects to contribute $82,400,000 to its pension plans in 2007. As of September 30, 2007, contributions of $71,600,000 have been made.

(5)	SHORT-TERM DEBT

In June 2006, the Company entered into a $600,000,000 Line of Credit Agreement with a termination date of June 15, 2007. This line of credit was replaced on June 15, 2007, by a $1.0 billion Line of Credit Agreement with a termination date of June 13, 2008. No amounts were outstanding under this facility at September 30, 2007.

(6)	LONG-TERM DEBT

In June 2006, the Company entered into a $350,000,000 revolving credit facility (“RCF”) with a termination date of June 16, 2011. This RCF was replaced on June 15, 2007 by a $500,000,000 RCF with a termination date of June 15, 2012. No amounts were outstanding under this facility at September 30, 2007.

The Company had outstanding commercial paper of $616,139,883 at September 30, 2007 and $200,339,882 at December 31, 2006. All commercial paper outstanding at September 30, 2007 has been reclassified as long-term, since it was subsequently refinanced with long-term debt as discussed in Note 10. The commercial paper balance at December 31, 2006 was classified as short-term debt.

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

As of the adoption date, the Company had $688,000,000 of unrecognized tax benefits. If these unrecognized tax benefits were recognized, approximately $593,000,000 would impact the Company's effective tax rate. There has been no significant change to the amount of unrecognized tax benefits during the nine months ended September 30, 2007. As of September 30, 2007, the Company does not expect any significant changes to the estimated amount of unrecognized tax benefits for any significant individual tax positions in the next twelve months.

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

On January 1, 2007, the Company adopted FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. Upon adoption of FSP 13-2, the Company recorded an after-tax charge to retained earnings of $22,600,000, resulting from changes in the timing of expected cash flows related to income tax benefits of the Company's leveraged lease transactions.

(9)       STOCKHOLDERS' EQUITY

Common Stock, Additional Paid-In-Capital, Income Reinvested in the Business and Common Stock Held in Treasury activity during the first nine months of 2007 are shown below:

(In thousands)	Common Stock	Additional Paid-In-Capital	Income Reinvested in the Business	Common Stock Held in Treasury
Balance, December 31, 2006	$6,309	$1,378,587	$10,406,511	$(3,220,538)
During 2007
Retirement of treasury shares	(721)	(1,378,587)	(1,841,230)	3,220,538
Shares issued for stock options and grants	32	99,933	—	—
Shares surrendered on exercise of stock options	—	(108)	—	—
Stock compensation expense	—	22,775	—	—
Tax benefits related to stock options	—	20,320	—	—
Repurchases of common stock	—	—	—	(958,911)
Net income	—	—	1,399,129	—
Cash dividends declared	—	—	(385,093)	—
Cumulative effect of adopting FSP 13-2	—	—	(22,559)	—
Balance, September 30, 2007	$5,620	$142,920	$9,556,758	$(958,911)

On August 21, 2007, the Company’s Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. As of September 30, 2007, no shares have been repurchased under this program.

On February 9, 2007, the Company retired 72,151,184 shares of Common Stock Held in Treasury.

On August 4, 2006, the Company's Board of Directors authorized a stock repurchase program which provided for the buyback of up to 35,000,000 shares. In the first nine months of 2007, the Company repurchased 18,025,647 shares of its common stock under this program at an average price of $53.20 per share.

(10)	SUBSEQUENT EVENTS

On October 1, 2007, the Company, through its wholly-owned subsidiary ITW Finance Europe S.A., issued €750,000,000 of 5.25% notes due October 1, 2014, at 99.874% of face value. The effective interest rate of the notes is 5.27%. The net proceeds of the offering will be used to refinance commercial paper outstanding and for general corporate purposes.

(11)	SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Operating revenues	$4,093,803	$3,538,014	$12,012,533	$10,414,520
Operating income	696,295	626,866	1,963,620	1,826,598
Margin %	17.0%	17.7%	16.3%	17.5%

In the third quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	2.2%	5.1%	0.5%	1.9%	4.4%	0.4%
Changes in variable margins and
overhead costs	—	0.6	0.1	—	(0.5)	(0.1)
Total	2.2	5.7	0.6	1.9	3.9	0.3

Acquisitions	11.7	2.7	(1.5)	11.5	1.5	(1.6)
Divestitures	(1.4)	(1.1)	—	(1.1)	(0.7)	—
Restructuring costs	—	0.4	0.1	—	(0.8)	(0.1)
Impairment of goodwill and
intangibles	—	—	—	—	0.6	0.1
Translation	3.8	3.4	—	3.4	3.0	—
Intercompany/Other	(0.6)	—	0.1	(0.4)	—	0.1
Total	15.7%	11.1%	(0.7)%	15.3%	7.5%	(1.2)%

In the third quarter and year-to-date period of 2007 revenues increased 15.7% and 15.3%, respectively, over 2006 primarily due to revenues from acquisitions and favorable currency translation. Base business revenues increased 2.2% and 1.9% in the third quarter and year-to-date periods, respectively, versus the 2006 period primarily related to a 5.1% and 7.2% increase in international base business revenues for the third quarter and year-to-date periods, respectively. These increases were offset for the year-to-date period by a 1.6% decline in North American base revenues. Base revenues for North America increased 0.2% for third quarter. European economic strength and market demand continued strong in 2007. North American base revenues remained weak due to sluggish industrial production and slow demand in many of the Company’s North American end markets, primarily construction and automotive.

Operating income in the third quarter and year-to-date periods improved over 2006 primarily due to leverage from the growth in base business revenues, favorable currency translation versus the prior year and the effect of acquisitions, partially offset by the effect of divestitures. In addition, for the year-to-date period, increased restructuring expenses decreased income. Operating margins were negatively affected by lower margins of acquired businesses, including amortization expense.

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

The results of operations for the Engineered Products – North America segment for the third quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Operating revenues	$1,041,240	$1,017,265	$3,156,813	$3,139,276
Operating income	173,131	178,936	520,898	561,937
Margin %	16.6%	17.6%	16.5%	17.9%

In the third quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(1.7)%	(4.0)%	(0.4)%	(3.8)%	(8.7)%	(0.9)%
Changes in variable margins and
overhead costs	—	(1.0)	(0.2)	—	0.6	0.1
Total	(1.7)	(5.0)	(0.6)	(3.8)	(8.1)	(0.8)

Acquisitions	4.5	2.2	(0.4)	4.9	1.4	(0.6)
Divestitures	(0.8)	(0.8)	—	(0.6)	(0.5)	—
Restructuring costs	—	—	—	—	(1.2)	(0.2)
Impairment of goodwill and
intangibles	—	—	—	—	0.9	0.2
Translation/Other	0.4	0.4	—	0.1	0.2	—
Total	2.4%	(3.2)%	(1.0)%	0.6%	(7.3)%	(1.4)%

Revenues increased modestly in both the third quarter and year-to-date periods of 2007 versus 2006 primarily due to revenues from acquisitions, partially offset by a decline in base business revenues and the effect of divestitures. Acquisition revenue was primarily related to the acquisition of an electronic switches business, a specialty wipes business, and a die cut adhesives business. In the fourth quarter of 2006, a roofing components business was divested. In the third quarter and year-to-date periods, construction base revenues declined 4.6% and 6.8%, respectively, primarily due to declines in the residential construction market. Automotive base revenues increased 2.4% in the third quarter and declined 3.0% in the year-to-date period primarily due to a modest increase in automotive production at the Detroit 3 automotive manufacturers in the third quarter and a year-to-date decline in Detroit 3 automotive builds. Base revenues from the other industrial-based businesses in this segment declined 0.7% and 0.9% in the third quarter and year-to-date periods, respectively, mainly due to decreases in the strength films, industrial plastics and metals, and machined components and contamination control businesses, partially offset by revenue increases in the polymers and reclosable packaging businesses in both periods.

Operating income decreased in the third quarter of 2007 and year-to-date period primarily due to the decline in base business revenues described above. Variable margins increased 50 and 40 basis points for the third quarter and year-to-date periods, respectively, mainly due to expense management in the automotive, construction, and polymers businesses and the benefits of 2006 restructuring projects. Base overhead expenses increased 70 basis points in the third quarter due to increases in the laminate and construction business. Year-to-date overhead expenses increased 20 basis points as the expenses related to new product launches in the laminate businesses were partially offset by the positive 2007 effect of a first quarter 2006 charge of $9.8 million related to retiree healthcare and life insurance liabilities.

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

The results of operations for the Engineered Products – International segment for the third quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Operating revenues	$954,571	$720,358	$2,764,400	$2,081,246
Operating income	140,595	109,588	386,174	295,886
Margin %	14.7%	15.2%	14.0%	14.2%

In the third quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	6.7%	17.2%	1.5%	7.3%	20.4%	1.7%
Changes in variable margins and
overhead costs	—	(2.4)	(0.3)	—	(6.2)	(0.8)
Total	6.7	14.8	1.2	7.3	14.2	0.9

Acquisitions	16.9	4.2	(1.7)	16.7	6.3	(1.3)
Divestitures	(0.2)	(0.2)	—	(0.3)	0.1	0.1
Restructuring costs	—	(0.9)	(0.1)	—	(0.4)	(0.1)
Impairment of goodwill and
intangibles	—	—	—	—	0.1	—
Translation/Other	9.1	10.4	0.1	9.1	10.2	0.2
Total	32.5%	28.3%	(0.5)%	32.8%	30.5%	(0.2)%

Revenues increased in the third quarter and year-to-date periods of 2007 due to revenues from acquisitions, the favorable effect of currency translation and growth in base business revenues. Base business construction revenues increased 8.1% and 10.0% in the third quarter and year-to date periods, respectively, due to strong demand across the European and Asia-Pacific markets. Automotive base business revenues increased 8.5% and 4.9% in the third quarter and year-to-date periods, respectively, due to a 7.5% and 5.2% increase in European auto production, respectively. Base revenues from the other businesses in this segment increased 3.1% and 4.6% in the third quarter and year-to-date periods, respectively, as they benefited from strong demand in the broad array of industrial and commercial end markets they serve. Acquisition revenue was primarily related to the acquisitions of a European laminate business, one Korean and one European automotive business, two European performance polymers businesses, and a European construction business.

Operating income increased in the third quarter and year-to-date periods of 2007 versus 2006 primarily due to the positive leverage effect from the increase in base revenues described above, the favorable effect of currency translation and income from acquisitions, partially offset by higher restructuring expenses. Variable margins increased 20 basis points in the third quarter mainly due to price recovery of higher raw material costs. Variable margins declined 50 basis points for the year-to-date period mainly due to higher raw material costs in the first half of 2007. Operating margins were negatively affected by the lower margins of acquired businesses.

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

The results of operations for the Specialty Systems – North America segment for the third quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Operating revenues	$1,271,468	$1,150,193	$3,747,372	$3,408,736
Operating income	246,314	229,591	708,697	683,814
Margin %	19.4%	20.0%	18.9%	20.1%

In the third quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	1.9%	3.9%	0.4%	0.5%	1.0%	0.1%
Changes in variable margins and
overhead costs	—	3.4	0.7	—	2.5	0.5
Total	1.9	7.3	1.1	0.5	3.5	0.6

Acquisitions	9.8	0.2	(1.8)	10.5	(0.3)	(2.0)
Divestitures	(1.5)	(0.5)	0.2	(1.1)	(0.5)	0.1
Restructuring costs	—	—	—	—	0.1	—
Impairment of goodwill and
intangibles	—	—	—	—	0.6	0.1
Translation/Other	0.3	0.3	(0.1)	—	0.2	—
Total	10.5%	7.3%	(0.6)%	9.9%	3.6%	(1.2)%

Revenues increased in the third quarter and year-to-date periods of 2007 over 2006 primarily due to revenues from acquisitions. The acquired revenues were primarily related to the acquisition of two businesses supplying the electronic and microelectronic assembly industry, a supply chain management software business, two test and measurement businesses and two decorating businesses. A quality measurement business was divested during the second quarter of 2007. Base business revenues increased modestly in the third quarter and year-to-date periods of 2007 primarily due to slower growth in U.S. industrial production. Food equipment base revenues increased 8.6% in the third quarter and 6.2% year-to-date due to growth in the restaurant, service and institutional sectors. Welding base revenues increased 6.6% and 5.6% in the third quarter and year-to-date periods, respectively, due to higher demand in energy-related end markets. Total packaging base revenues declined 5.5% and 5.6% in the third quarter and year-to-date periods, respectively, primarily due to weakness in the metals and construction-related industrial packaging categories in North America. Base business revenues from the other businesses in this segment, including the decorating and finishing businesses, increased 0.7% for the third quarter, while decreasing 2.5% for the year-to-date period.

Operating income increased in the third quarter and year-to-date periods of 2007 versus 2006 primarily due to the leverage effect of the increase in base revenues, improved variable margins and decreased overhead costs, including the favorable first quarter 2007 impact of a $9.8 million charge related to retiree health care and life insurance liabilities incurred in the first quarter of 2006, offset by the effect of divestitures. Year-to-date operating income was also favorably affected by lower impairment charges. Acquisitions had minimal impact on income in the third quarter and a negative effect year-to-date.

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

The results of operations for the Specialty Systems – International segment for the third quarter and year-to-date periods of 2007 and 2006 were as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Operating revenues	$947,016	$750,003	$2,690,816	$2,085,343
Operating income	136,255	108,751	347,851	284,961
Margin %	14.4%	14.5%	12.9%	13.7%

In the third quarter and year-to-date periods of 2007, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	3.6%	9.6%	0.9%	7.1%	20.3%	1.7%
Changes in variable margins and
overhead costs	—	0.9	0.1	—	(2.7)	(0.4)
Total	3.6	10.5	1.0	7.1	17.6	1.3

Acquisitions	18.0	7.3	(1.5)	16.4	1.0	(1.9)
Divestitures	(3.0)	(3.5)	(0.1)	(2.3)	(2.5)	—
Restructuring costs	—	3.2	0.4	—	(2.2)	(0.3)
Impairment of goodwill and
intangibles	—	—	—	—	0.1	—
Translation/Other	7.7	7.8	0.1	7.8	8.1	0.1
Total	26.3%	25.3%	(0.1)%	29.0%	22.1%	(0.8)%

Revenues increased in the third quarter and year-to-date periods of 2007 versus 2006 primarily due to revenues from acquired companies, base business revenue growth and the favorable effect of currency translation, offset by the impact of divestitures. The revenue contribution from acquired businesses was primarily related to the acquisition of a European food equipment business, two businesses supplying the electronic and microelectronic assembly industry, two European test and measurement businesses and two decorating businesses. Food equipment base revenues increased 14.1% and 10.2% in the third quarter and year-to-date periods, respectively, due primarily to growth in European institutional demand. Total packaging base revenue increased 0.6% and 4.7% during the third quarter and year-to-date periods, respectively, led by growth in the industrial packaging systems businesses. Other base business revenues, including the welding and finishing businesses, increased 2.3% and 8.4% in the third quarter and year-to-date periods, led by higher welding equipment and consumable sales in Europe and Asia and strong demand for finishing products in Europe and Asia.

Operating income increased in the third quarter and year-to-date periods of 2007 versus 2006 primarily due to leverage from the base revenue increases described above, the favorable effect of currency translation and the effect of acquisitions. These increases were partially offset by the effect of the divestiture of the sleeve label business in the first quarter of 2007. Restructuring expenses were lower than the 2006 third quarter and higher for the year-to-date period. Variable margins were relatively flat in the third quarter and year-to-date periods as increased raw material costs were offset by efficiency gains. Operating margins were negatively effected by the lower margins of acquired businesses.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Engineered Products – North America	$1,041,240	$1,017,265	$3,156,813	$3,139,276
Engineered Products – International	954,571	720,358	2,764,400	2,081,246
Specialty Systems – North America	1,271,468	1,150,193	3,747,372	3,408,736
Specialty Systems – International	947,016	750,003	2,690,816	2,085,343
Intersegment revenues	(120,492)	(99,805)	(346,868)	(300,081)
Total operating revenues	$4,093,803	$3,538,014	$12,012,533	$10,414,520

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

Amortization and impairment of goodwill and other intangible assets for the periods ended September 30, 2007 and 2006 were as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Goodwill:
Impairment	$—	$—	$988	$9,200
Intangible Assets:
Amortization	39,102	25,237	116,906	73,689
Impairment	—	—	1,166	2,985
Total	$39,102	$25,237	$119,060	$85,874

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

INTEREST EXPENSE

Interest expense increased to $75.8 million in the first nine months of 2007 from $58.7 million in 2006 primarily due to a higher amount of commercial paper outstanding in the first nine months of 2007.

OTHER INCOME

Other income increased to $89.7 million for the first nine months of 2007 versus income of $71.7 million in 2006, primarily due to gains on divestitures in 2007 versus losses in 2006. These amounts are partially offset by lower investment income in 2007, primarily due to the liquidation of the Company’s mortgage transactions in the fourth quarter of 2006.

INCOME TAXES

The effective tax rate for the first nine months of 2007 was 29.25%, 125 basis points lower than the effective rate for the first nine months of 2006. The reduction in the effective tax rate in 2007 resulted primarily from an increase in the domestic manufacturing deduction and a higher proportionate share of income in foreign jurisdictions with lower tax rates than the U.S.

NET INCOME

Net income of $1.4 billion ($2.50 per diluted share) in the first nine months of 2007 was 9.4% higher than the 2006 net income of $1.3 billion ($2.24 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2007 increased operating revenues for the first nine months of 2007 by approximately $348.8 million and increased earnings by approximately 7 cents per diluted share. The strengthening of the U.S. dollar against foreign currencies in 2006 decreased operating revenues for the first nine months of 2006 by approximately $77.8 million and decreased earnings by approximately 1 cent per diluted share.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service debt and to continue to pay dividends that meet its dividend payout guideline of 25% to 35% of the last two years’ average net income. In addition, free operating cash flow is expected to be adequate to finance internal growth, acquisitions and share repurchases.

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

On October 1, 2007, the Company, through its wholly-owned subsidiary ITW Finance Europe S.A., issued €750,000,000 of 5.25% notes due October 1, 2014. The net proceeds of the offering will be used to refinance commercial paper outstanding and for general corporate purposes.

On August 21, 2007, the Company’s Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. As of September 30, 2007, no shares have been repurchased under this program.

On August 4, 2006, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to 35.0 million shares. In the third quarter of 2007, the Company repurchased 8,561,228 shares of its common stock at an average price of $55.95 per share. Since inception of this program, the Company has repurchased 27,706,378 shares of its common stock for $1.4 billion at an average price of $50.74 per share. There are approximately 7,000,000 shares remaining under this program.

Summarized cash flow information for the third quarter and year-to-date periods of 2007 and 2006 was as follows:

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net cash provided by operating activities	$736,441	$569,605	$1,690,898	$1,322,597
Additions to plant and equipment	(80,298)	(77,796)	(254,627)	(222,790)
Free operating cash flow	$656,143	$491,809	$1,436,271	$1,099,807

Acquisitions	$(195,089)	$(446,824)	$(619,509)	$(728,303)
Proceeds from investments	25,805	13,778	50,677	32,327
Proceeds from sale of operations and affiliates	10,588	333	160,348	13,234
Cash dividends paid	(115,874)	(93,664)	(350,122)	(279,847)
Issuance of common stock	22,756	3,410	99,857	66,417
Repurchases of common stock	(479,038)	(247,985)	(958,911)	(247,985)
Net proceeds of debt	182,831	431,892	185,753	267,982
Repayment of preferred stock of subsidiary	—	—	(40,000)	—
Other	12,474	5,977	47,533	23,863
Net increase in cash and equivalents	$120,596	$158,726	$11,897	$247,495

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of the operations’ use of invested capital to generate profits. ROIC for the third quarter and year-to-date periods of 2007 and 2006 was as follows:

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Operating income after taxes	$495,971	$435,672	$1,389,261	$1,269,486

Invested Capital:
Trade receivables	$2,842,414	$2,369,654	$2,842,414	$2,369,654
Inventories	1,607,759	1,444,560	1,607,759	1,444,560
Net plant and equipment	2,120,571	1,979,140	2,120,571	1,979,140
Investments	546,342	917,744	546,342	917,744
Goodwill and intangible assets	5,594,394	4,311,162	5,594,394	4,311,162
Accounts payable and accrued expenses	(2,027,204)	(1,725,503)	(2,027,204)	(1,725,503)
Other, net	(225,354)	285,447	(225,354)	285,447
Total invested capital	$10,458,922	$9,582,204	$10,458,922	$9,582,204
Average invested capital	$10,425,272	$9,384,397	$10,202,949	$8,989,482
Annualized return on average invested capital	19.0%	18.6%	18.2%	18.8%

The 40 basis point increase in ROIC in the third quarter of 2007 was due primarily to a 13.8% increase in after-tax operating income, mainly due to an increase in base business operating income, translation, acquisitions and a decrease in the effective tax rate. The positive impact was partially offset by an 11.1% increase in average invested capital, primarily due to acquisitions.

The 60 basis point decrease in ROIC for year-to-date 2007 was due primarily to a 13.5% increase in average invested capital, mainly from acquisitions. The negative impact of acquisitions was partially offset by a 9.4% increase in after-tax operating income primarily due to an increase in base business operating income, translation, and a decrease in the effective tax rate.

Working Capital

Net working capital at September 30, 2007 and December 31, 2006 is summarized as follows:

(Dollars in thousands)

	September 30, 2007	December 31, 2006	Increase/(Decrease)
Current Assets:
Cash and equivalents	$602,104	$590,207	$11,897
Trade receivables	2,842,414	2,471,273	371,141
Inventories	1,607,759	1,482,508	125,251
Other	650,137	662,417	(12,280)
	5,702,414	5,206,405	496,009
Current Liabilities:
Short-term debt	101,467	462,721	(361,254)
Accounts payable and accrued expenses	2,027,204	1,895,182	132,022
Other	277,345	278,681	(1,336)
	2,406,016	2,636,584	(230,568)
Net Working Capital	$3,296,398	$2,569,821	$726,577
Current Ratio	2.37	1.97

Trade receivables and inventories increased due to acquisitions, increased sales and foreign currency translation. Short-term debt decreased primarily as a result of the reclassification of commercial paper to long-term debt, which was refinanced with long-term debt in October 2007. Accounts payable and accrued expenses increased primarily due to acquisitions.

Debt

Total debt at September 30, 2007 and December 31, 2006 was as follows:

(Dollars in thousands)

	September 30, 2007	December 31, 2006
Short-term debt	$101,467	$462,721
Long-term debt	1,573,074	955,610
Total debt	$1,674,541	$1,418,331

Total debt to capitalization	15.1%	13.6%

The Company had outstanding commercial paper of $616.1 million at September 30, 2007 and $200.3 million at December 31, 2006. All commercial paper outstanding at September 30, 2007 has been reclassified as long-term, since it was subsequently refinanced with long-term debt. The commercial paper balance at December 31, 2006 was classified as short-term debt.

On October 1, 2007, the Company, through its wholly-owned subsidiary ITW Finance Europe S.A., issued €750,000,000 of 5.25% notes due October 1, 2014, at 99.874% of face value. The effective interest rate of the notes is 5.27%. The net proceeds of the offering will be used to refinance commercial paper outstanding and for general corporate purposes.

In June 2006, the Company entered into a $600,000,000 Line of Credit Agreement with a termination date of June 15, 2007. This line of credit was replaced on June 15, 2007, by a $1,000,000,000 Line of Credit Agreement with a termination date of June 13, 2008. No amounts were outstanding under this facility at September 30, 2007.

In June 2006, the Company entered into a $350,000,000 revolving credit facility (“RCF”) with a termination date of June 16, 2011. This RCF was replaced on June 15, 2007 by a $500,000,000 RCF with a termination date of June 15, 2012. No amounts were outstanding under this facility at September 30, 2007.

Stockholders’ Equity

The changes to stockholders’ equity during 2007 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2006	$9,017,508
Net income	1,399,129
Cash dividends declared	(385,093)
Repurchases of common stock	(958,911)
Stock option activity	142,952
Amortization of unrecognized pension and postretirement expense	19,788
Currency translation adjustments	173,671
Cumulative effect of adopting FSP13-2	(22,559)
Total stockholders’ equity, September 30, 2007	$9,386,485

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding 2007 contributions to the Company's pension plans, the adequacy of internally generated funds, the meeting of dividend payout objectives, the impact of new accounting pronouncements and the estimated amount of unrecognized tax benefits. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn or further downturn in the construction, general industrial, automotive, or food institutional and service markets, (2) deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2007. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-Q and other Exchange Act filings.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2007 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2006, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to 35,000,000 shares of common stock.

Share repurchase activity for the third quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that may yet be Purchased Under Program
August 2007	3,648,157	$54.82	3,648,157	12,206,693
September 2007	4,913,071	56.79	4,913,071	7,293,622
Total	8,561,228	55.95	8,561,228

On August 21, 2007, the Company’s Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. As of September 30, 2007, no shares have been repurchased under this program.

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: October 26, 2007	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)