Form 10-K
period 2007-12-31
ILLINOIS TOOL WORKS INC
filed 2008-02-28
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes  X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X           Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company.)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                 No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $24,300,000,000, based on the New York Stock Exchange closing sales price as of June 29, 2007.

Shares of Common Stock outstanding at January 31, 2008 — 526,912,512.

Documents Incorporated by Reference

2007 Annual Report to Stockholders	Parts I, II, IV
2008 Proxy Statement for Annual Meeting of Stockholders to be held on May 2, 2008	Part III

TABLE OF CONTENTS

PART I
ITEM 1. Business
First Amendment to the ITW Nonqualified Pension Benefits Plan
Amendment to the Directors' Deferred Fee Plan
ITW Stock Option Plan Terms of the Option Grant
Amendment to the 2006 Stock Incentive Plan
The Company's 2007 Annual Report to Stockholders
Subsidiaries and Affiliates of the Company
Consent of Independent Registered Public Accounting Firm
Powers of Attorney
Rule 13a-14(a) Certification
Section 1350 Certification

PART I

ITEM 1.	Business

General

Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a multinational manufacturer of a diversified range of industrial products and equipment with approximately 825 operations in 52 countries. During 2007, the Company changed its internal management reporting. These 825 businesses are internally reported as 60 operating segments to senior management. The Company’s 60 operating segments have been aggregated into the following eight reportable segments for external purposes:

Industrial Packaging:  Businesses in this segment produce steel, plastic and paper products used for bundling, shipping and protecting transported goods.

In the Industrial Packaging segment, products include:

•	steel and plastic strapping and related tools and equipment;

•	plastic stretch film and related equipment;

•	paper and plastic products that protect goods in transit; and

•	metal jacketing and other insulation products.

Power Systems & Electronics:  Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories;

•	metal solder materials for PC board fabrication;

•	equipment and services for microelectronics assembly;

•	electronic components and component packaging; and

•	airport ground support equipment.

Transportation:  Businesses in this segment produce components, fasteners, fluids and polymers for transportation-related applications.

In the Transportation segment, products include:

•	metal and plastic components and assemblies for automobiles and trucks;

•	metal and plastic fasteners for automobiles and trucks;

•	fluids and polymers for maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

Construction Products:  Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

Food Equipment:  Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales; and

•	kitchen exhaust, ventilation and pollution control systems.

Decorative Surfaces:  Businesses in this segment produce decorative surfacing materials for countertops, flooring, furniture and other applications.

In the Decorative Surfaces segment, products include:

•	decorative high-pressure laminate for countertops;

•	solid surface materials for countertops;

•	high-pressure laminate flooring;

•	laminate for furniture applications; and

•	high-pressure laminate worktops.

Polymers & Fluids:  Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and janitorial and sanitation supplies.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications; and

•	die-cut components for telecommunications, medical and transportation applications.

All Other:  This segment includes all other operating segments.

In the All Other segment, products include:

•	plastic reclosable packaging for consumer food storage;

•	plastic reclosable bags for storage of clothes and home goods;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	plastic fasteners and components for appliances, furniture and industrial uses;

•	metal fasteners and components for appliances and industrial applications;

•	equipment and related software for testing of materials and structures;

•	software and related services for industrial and health care applications;

•	swabs, wipes and mats for clean room usage;

•	foil and film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	paint spray equipment; and

•	static and contamination control equipment.

Segment Reporting Change

In prior periods, the Company’s operations were aggregated and organized into the following four segments: Engineered Products — North America; Engineered Products — International; Specialty Systems — North America; and Specialty Systems — International. The segment information in prior years has been restated to conform to the new segment presentation.

80/20 Business Process

A key element of the Company’s business strategy is its continuous 80/20 business process for both existing businesses and new acquisitions. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 business process to simplify and focus on the key parts of their business, and as a result, reduce complexity that often disguises what is truly important. The Company’s 825 operations utilize the 80/20 process in various aspects of their business. Common applications of the 80/20 business process include:

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

The result of the application of this 80/20 business process is that the Company has consistently improved its operating and financial performance. These 80/20 efforts can result in restructuring projects that reduce costs and improve margins. Corporate management works closely with those business units that have operating results below expectations to help those units better apply this 80/20 business process and improve their results.

Discontinued Operations

In 2007 and 2006, the Company completed the divestitures of certain construction, consumer packaging and automotive machinery businesses and recognized after-tax gains on disposal of $40.2 million in 2007, including a tax benefit of $7.0 million, and $14.3 million in 2006, net of tax expense of $4.8 million. In addition, a consumer packaging and an automotive components business have been classified as held for sale as of December 31, 2007.

In 2004 and 2003, the Company sold the former Consumer Products segment, which was comprised of the following businesses: Precor specialty exercise equipment, West Bend small appliances and premium cookware, and Florida Tile ceramic tile. The Company’s net loss on disposal of the segment was $0.9 million in 2004 and $16.5 million in 2003.

Current Year Developments

Refer to pages 30 through 47, Management’s Discussion and Analysis, in the Company’s 2007 Annual Report to Stockholders.

Financial Information about Segments and Markets

Segment and geographic data and operating results of the segments are included on pages 32 through 40 and 70 through 72 of the Company’s 2007 Annual Report to Stockholders.

The principal end markets served by the Company’s eight segments are as follows:

	% of 2007 Operating Revenues by Segment
		Power
	Industrial	Systems &	Transpor-	Construction	Food	Decorative	Polymers	All
End Markets Served	Packaging	Electronics	tation	Products	Equipment	Surfaces	& Fluids	Other

Commercial Construction	7%	8%	—%	28%	—%	52%	9%	1%
Residential Construction	6	1	—	39	—	18	3	1
Renovation Construction	1	1	—	29	—	21	2	—
General Industrial	21	36	2	1	—	9	32	22
Automotive OEM and Tiers	1	5	72	—	—	—	5	5
Automotive Aftermarket	1	1	21	—	—	—	8	1
Food Institutional/Restaurant and Service	—	—	—	—	95	—	4	1
Consumer Durables	3	1	2	—	—	—	4	21
Food and Beverage	13	—	—	—	—	—	4	17
Electronics	1	20	—	1	—	—	3	9
Primary Metals	25	2	—	—	—	—	3	1
All Other	21	25	3	2	5	—	23	21

	100%	100%	100%	100%	100%	100%	100%	100%

The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by segment as of December 31, 2007 and 2006 is summarized as follows:

In Thousands	2007	2006

Industrial Packaging	$150,000	$122,000
Power Systems & Electronics	153,000	147,000
Transportation	118,000	131,000
Construction Products	26,000	35,000
Food Equipment	227,000	145,000
Decorative Surfaces	39,000	22,000
Polymers & Fluids	61,000	35,000
All Other	384,000	414,000

Total	$1,158,000	$1,051,000

Backlog orders scheduled for shipment beyond calendar year 2008 were not material as of December 31, 2007.

The information set forth below is applicable to all industry segments of the Company unless otherwise noted:

Competition

The Company’s global competitive environment is complex because of the wide diversity of products the Company manufactures and the many markets it serves. Depending on the product or market, the Company may compete with a limited number of companies or with many others. The Company is a leading producer of plastic and metal components and fasteners; industrial packaging machinery and related consumables; welding products and related consumables; automotive aftermarket maintenance and appearance products; food service equipment; laminate products; polymers and fluid products; consumer packaging; materials testing equipment; and industrial finishing equipment.

Raw Materials

The Company uses raw materials of various types, primarily metals, plastics, paper and chemicals, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, and no such problems are anticipated.

Research and Development

The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 54 of the Company’s 2007 Annual Report to Stockholders.

The Company owns approximately 3,800 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 1,700 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

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

Trademarks

Many of the Company’s products are sold under various owned or licensed trademarks, which are important to the Company. Among the most significant are: ITW, Acme, Alpine, Angleboard, Apex, Ark-Les, Bernard, Betaprint, Binks, Buehler, Buildex, Chemtronics, Click Commerce, Covid, Deltar, Densit, Devcon, DeVilbiss, Dymon, Dynatec, Electrocal, Evercoat, E-Z Anchor, Fastex, Filtertek, Foilmark, Forte, Foster, Franklynn, Futura Coatings, Gema, Hi-Cone, Hobart, Instron, Intellibuild, Keps, Kester, Krafft, Lachenmeier, Lebo, LPS, Magna, Magnaflux, Meyercord, Miller, Mima, Minigrip, Nexus, NorDen, Orbitalum, Orgapack, Paktron, Paslode, Permatex, Plexus, Polymark, Pro/Mark, Pryda, QMI, Racor, Ramset, Ransburg, Red Head, Resopal, Reyflex, Rippey, Rockwell, Rocol, Shakeproof, Shore, Signode, Simco, Space Bag, Spectrum, Speedline, Spiroid, SPIT, Stero, Strapex, Tapcon, Teks, Tempil, Tenax, Texwipe, Traulsen, Tregaskiss, Truswal Systems, Valeron, Versachem, Vulcan, WERCS, Wilsonart, Wynn’s and Zip-Pak.

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

Employees

The Company employed approximately 60,000 persons as of December 31, 2007 and considers its employee relations to be excellent.

International

The Company’s international operations include subsidiaries and joint ventures in 51 foreign countries on six continents. These operations serve such end markets as construction, general industrial, automotive, food institutional/restaurant and service, food and beverage, consumer durables, electronics, primary metals and others on a worldwide basis. The Company’s international operations contributed approximately 49% of revenues in 2007, 43% of revenues in 2006 and 42% of revenues in 2005.

Refer to pages 30 through 47 and page 72 in the Company’s 2007 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding availability of raw materials and energy, the expiration of any one of the Company’s patents, the cost of compliance with environmental regulations, the adequacy of internally generated funds, the meeting of dividend payout objectives, the ability to fund debt service obligations, payments under guarantees, the Company’s portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements and the estimated amount of unrecognized tax benefits. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn or further downturn in the construction, general industrial, automotive or food institutional/restaurant and service markets, (2) deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Executive Officers

Executive Officers of the Company as of February 27, 2008 were as follows:

Name	Office	Age

Sharon M. Brady	Senior Vice President, Human Resources	57
Robert E. Brunner	Executive Vice President	50
Russell M. Flaum	Executive Vice President	57
Philip M. Gresh, Jr.	Executive Vice President	59
Thomas J. Hansen	Vice Chairman	59
Craig A. Hindman	Executive Vice President	53
Ronald D. Kropp	Senior Vice President and Chief Financial Officer	42
Roland M. Martel	Executive Vice President	53
David C. Parry	Executive Vice President	54
E. Scott Santi	Executive Vice President	46
David B. Speer	Chairman and Chief Executive Officer	56
Allan C. Sutherland	Senior Vice President, Taxes and Investments	44
Juan Valls	Executive Vice President	46
Jane L. Warner	Executive Vice President	61
James H. Wooten, Jr.	Senior Vice President, General Counsel and Corporate Secretary	59
Hugh J. Zentmyer	Executive Vice President	61

The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Mses. Brady and Warner and Messrs. Brunner, Hindman, Kropp, Martel, Parry, Santi, Valls and Wooten, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Ms. Brady was elected Senior Vice President of Human Resources in 2006. Prior to joining the Company in 2006, she was Vice President and Chief Human Resource Officer of Snap-On Inc. Ms. Warner was elected Executive Vice President in 2007. Prior to joining the Company in 2005 as President of worldwide finishing, she was President of Plexus Systems and a Vice President of EDS. Mr. Brunner was elected Executive Vice President in 2006. He joined the Company in 1980 and has held various management positions with the automotive fasteners businesses. Mr. Hindman was elected Executive Vice President in 2004. He joined the Company in 1976 and has held various sales, marketing and general management positions with the construction products businesses. Mr. Kropp was elected Senior Vice President and Chief Financial Officer in 2006. He joined the Company in 1993. He has held various financial management positions and was appointed as Vice President and Controller, Financial Reporting in 2002 and was designated Principal Accounting Officer in 2005. Mr. Martel was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the automotive and metal components businesses. Mr. Parry was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the performance polymers businesses. Mr. Santi was elected Executive Vice President in 2004. He joined the Company in 1983 and has held various sales, marketing and general management positions with the construction products, machined components and welding businesses. Mr. Valls was elected Executive Vice President in 2007. Prior to his new appointment, he was Vice President and General Manager of ITW Delfast International. He joined the Company in 1989 and has held various management positions in the European automotive businesses. Mr. Wooten was elected Senior Vice President, General Counsel and Corporate Secretary in 2006. He joined the Company in 1988 and has held positions of increasing responsibility in the legal department.

Internet Information

After the Company electronically files materials with, or furnishes it to, the Securities and Exchange Commission, it is available free of charge through the Company’s website (www.itw.com). Copies of the following information are also available free of charge through the Company’s website (www.itw.com) and are available in print to any shareholder who requests it:

•	The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K;

•	Statement of Principles of Conduct;

•	Code of Ethics for CEO and key financial and accounting personnel;

•	Charters of the Audit, Corporate Governance and Nominating and Compensation Committees of the Board of Directors;

•	Corporate Governance Guidelines; and

•	Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

ITEM 1A.	Risk Factors

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

A downturn or further downturn in the major markets served by the Company may adversely affect results.

While the Company’s businesses serve a broad array of end markets, a sustained downturn or further downturn in the construction, general industrial, automotive or food institutional/restaurant and service markets could have a material adverse effect on the Company’s business, results of operation or financial condition.

Deterioration in international and domestic business and economic conditions may have a material adverse affect on the Company’s results of operations.

The Company currently has approximately 825 business units in 52 countries. In 2007, approximately 49% of the Company’s revenues were generated outside of the United States. As the Company continues to expand its global footprint these sales may represent an ever increasing portion of the Company’s revenues. Deterioration in either international or domestic business and economic conditions could occur as a result of a number of factors including:

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

Unfavorable impact on raw materials which could adversely affect results.

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

The Company’s future growth is, in part, dependent upon introducing new products and preserving its intellectual property.

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

The Company completed 52 acquisitions in 2007 resulting in approximately $995 million of acquired annualized revenue. The Company expects to continue its strategy of identifying and acquiring businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. However, there can be no assurance that the Company will be able to continue to find suitable businesses to purchase or that it will be able to acquire such businesses on acceptable terms. If the Company is unsuccessful in its efforts, its ability to continue to grow could be adversely affected.

Unfavorable tax law changes and tax authority rulings may adversely affect results.

The Company is subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company’s effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes and other taxes paid are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments.

Potential adverse outcome in legal proceedings may adversely affect results.

The Company’s businesses expose it to potential toxic tort and other types of product liability claims that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that it uses or resells. The Company currently maintains what it believes to be suitable and adequate insurance programs consisting of self-insurance up to a certain limit and excess insurance coverage for claims over the established limit. There can be no assurance, however, that the Company will be able to obtain insurance on acceptable terms or that its insurance programs will provide adequate protection against potential liabilities. Even if it maintains adequate insurance programs, successful claims could have a material adverse effect on the Company’s financial condition, liquidity and results of operations and on the ability to obtain suitable or adequate insurance in the future.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2007, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number
	Of	Floor Space
	Properties	Owned	Leased	Total
		(In millions of square feet)

Industrial Packaging	115	7.6	2.8	10.4
Power Systems & Electronics	75	4.9	1.9	6.8
Transportation	100	4.5	2.4	6.9
Construction Products	82	2.9	1.4	4.3
Food Equipment	41	3.1	0.7	3.8
Decorative Surfaces	13	4.0	0.1	4.1
Polymers & Fluids	65	1.5	1.1	2.6
All Other	186	5.5	3.6	9.1
Corporate	34	2.7	0.3	3.0

Total	711	36.7	14.3	51.0

The principal plants outside of the U.S. are in Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, South Korea, Spain, Switzerland and the United Kingdom.

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

Market information, holders of record, dividend data and the performance graph is incorporated by reference to page 73 of the Company’s 2007 Annual Report to Stockholders.

On August 4, 2006, the Company’s Board of Directors authorized a stock repurchase program, which provides for the buyback of up to 35,000,000 shares of common stock. This stock repurchase program was completed in November 2007.

On August 20, 2007, the Company’s Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time.

Share repurchase activity under these programs for the fourth quarter was as follows:

			Total Number of Shares	Maximum Number	Maximum Value that
		Average	Purchased as part of	that may yet be	may yet be
	Total Number of	Price Paid	Publicly Announced	Purchased Under	Purchased Under
Period	Shares Purchased	Per Share	Program	2006 Program	2007 Program

October 2007	3,635,524	$56.60	3,635,524	3,658,098	—
November 2007	3,658,098	55.96	3,658,098	—	—
November 2007	2,344,583	55.96	2,344,583	—	$2,868,800,000
December 2007	4,761,445	54.00	4,761,445	—	2,611,700,000

Total	14,399,650	55.48	14,399,650

ITEM 6.	Selected Financial Data

In thousands (except per share amounts)	2007	2006	2005	2004	2003

Operating revenues	$16,170,611	$13,798,995	$12,540,360	$11,336,102	$9,662,593
Income from continuing operations	1,826,079	1,680,577	1,480,435	1,330,138	1,026,396
Income from continuing operations per common share:
Basic	3.31	2.97	2.59	2.20	1.67
Diluted	3.28	2.95	2.57	2.18	1.66
Total assets at year-end	15,525,862	13,880,439	11,445,643	11,351,934	11,193,321
Long-term debt at year-end	1,888,839	955,610	958,321	921,098	920,360
Cash dividends declared per common share	.98	.75	.61	.52	.47

Certain reclassifications of prior years’ data have been made to conform with current year reporting.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. Refer to page 59 of the Company’s 2007 Annual Report to Stockholders for discussion of the change in accounting principle.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. This statement requires employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and previously unrecognized changes in that funded status through accumulated other comprehensive income. Refer to pages 62 through 65 of the Company’s 2007 Annual Report to Stockholders for discussion of the effect of the change in accounting principle.

Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value. Upon adoption of SFAS 123R, the Company records compensation expense for the fair value of stock awards over the remaining service periods of those awards.

Information on the comparability of results is included in pages 30 through 47 of the Company’s 2007 Annual Report to Stockholders.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference from pages 30 through 47 of the Company’s 2007 Annual Report to Stockholders.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated by reference from pages 45 and 46 of the Company’s 2007 Annual Report to Stockholders.

ITEM 8. Financial Statements and Supplementary Data

The Company’s financial statements and report thereon of Deloitte & Touche LLP dated February 27, 2008, as found on pages 49 through 72 and the supplementary data as found on page 73 of the Company’s 2007 Annual Report to Stockholders, are incorporated by reference. The unaudited interim financial statements included as supplementary data reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2007. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting, as found on page 48 of the Company’s 2007 Annual Report to Stockholders, is incorporated by reference.

The Report of Independent Registered Public Accounting Firm, as found on page 49 of the Company’s 2007 Annual Report to Stockholders, is incorporated by reference.

In connection with the evaluation by management, including the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2007 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9A(T).	Controls and Procedures

Not applicable.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions “Board of Directors and Its Committees” and “Audit Committee Report” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K on page 8.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s Chairman and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

This information is incorporated by reference from the information under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions “Ownership of ITW Stock,” “Certain Relationships and Related Transactions” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions “Corporate Governance Policies and Practices” and “Categorical Standards for Director Independence” in the Company’s Proxy Statement for the 2008 Annual Meetings of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

This information is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Public Accountants” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements and report thereon of Deloitte & Touche LLP dated February 27, 2008 as found on pages 49 through 72 and the supplementary data as found on page 73 of the Company’s 2007 Annual Report to Stockholders, are incorporated by reference.

   (2) Financial Statement Schedules

Not applicable.

   (3) Exhibits

(i)  See the Exhibit Index on pages 17 and 18 of this Form 10-K.

(ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2007, with the exception of the agreements related to the 5 3/4% Notes and the indenture related to the 6 7/8% Notes which are filed with Exhibit 4. The Company agrees to furnish a copy of the agreements related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2008.

ILLINOIS TOOL WORKS INC.

By:	/s/ DAVID B. SPEER
David B. Speer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of February 2008.

Signatures	Title

/s/ DAVID B. SPEER David B. Speer	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RONALD D. KROPP Ronald D. Kropp	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

WILLIAM F. ALDINGER	Director

MICHAEL J. BIRCK	Director

MARVIN D. BRAILSFORD	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Director

JAMES A. SKINNER	Director

HAROLD B. SMITH	Director

PAMELA B. STROBEL	Director

By /s/ DAVID B. SPEER (David B. Speer, as Attorney-in-Fact)

Original powers of attorney authorizing David B. Speer to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K
2007

Exhibit
Number			Description

3	(a)	—	Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
3	(b)	—	By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3(b) to the Company’s Current Report on Form 8-K dated February 8, 2008 and incorporated herein by reference.
4	(a)	—	Indenture, dated as of November 1, 1986, between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 14, 1986 and incorporated herein by reference.
4	(b)	—	First Supplemental Indenture, dated as of May 1, 1990 between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4-3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration Statement No. 33-5780) filed with the Securities and Exchange Commission on May 8, 1990 and incorporated herein by reference.
4	(c)	—	Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
4	(d)	—	Form of Indenture (Revised) in connection with Premark International, Inc.’s Form S-3 Registration Statement No. 33-35137 and Form S-3 Registration Statement No. 333-62105 (Exhibit 4.2 to the Premark International, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996) and incorporated herein by reference.
10	(a)*	—	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, January 2, 2004, December 10, 2004 and December 7, 2005, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 1-4797) and incorporated herein by reference.
10	(b)*	—	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(c)*	—	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(d)*	—	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(e)*	—	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(f)*	—	ITW Nonqualified Pension Benefits Plan, effective January 1, 2002, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4797) and incorporated herein by reference.
10	(g)*	—	First Amendment to the ITW Nonqualified Pension Benefits Plan, effective February 8, 2008.

Exhibit
Number			Description

10	(h)*	—	Illinois Tool Works Inc. Non-Employee Directors’ Restricted Stock Program, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-4797) and incorporated herein by reference.
10	(i)*	—	Illinois Tool Works Inc. Directors’ Deferred Fee Plan effective May 5, 2006, as amended and approved by the Board of Directors on February 9, 2007, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
10	(j)*	—	Amendment to the Illinois Tool Works Inc. Directors’ Deferred Fee Plan, effective February 8, 2008.
10	(k)*	—	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(l)*	—	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan effective January 1, 1999, as amended effective July 1, 2000 and December 10, 2004, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-4797) and incorporated herein by reference.
10	(m)	—	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
10	(n)*	—	Stock option terms effective for December 2004 grants filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(o)*	—	ITW Stock Option Plan Terms of the Option Grant effective for February 8, 2008 grants.
10	(p)*	—	Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 10, 2006, as amended on May 5, 2006, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
10	(q)*	—	Amendment to the Illinois Tool Works Inc. 2006 Stock Incentive Plan, effective February 8, 2008.
13		—	The Company’s 2007 Annual Report to Stockholders pages 30 to 73.
21		—	Subsidiaries and Affiliates of the Company.
23		—	Consent of Independent Registered Public Accounting Firm.
24		—	Powers of Attorney.
31		—	Rule 13a-14(a) Certification.
32		—	Section 1350 Certification.
99	(a)	—	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.