Form 10-Q
period 2008-03-31
ILLINOIS TOOL WORKS INC
filed 2008-05-02
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒         No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer ___
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2008: 522,781,884.

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

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended March 31
	2008	2007
Operating Revenues	$4,139,414	$3,716,641
Cost of revenues	2,697,966	2,413,010
Selling, administrative, and research and development expenses	780,460	694,976
Amortization of intangible assets	42,437	38,024
Impairment of goodwill and other intangible assets	98,590	2,154
Operating Income	519,961	568,477
Interest expense	(37,488)	(24,379)
Other income (expense)	(21,398)	15,054
Income from Continuing Operations Before Income Taxes	461,075	559,152
Income Taxes	159,700	174,139
Income from Continuing Operations	301,375	385,013
Income from Discontinued Operations	2,246	17,422
Net Income	$303,621	$402,435

Income Per Share from Continuing Operations:
Basic	$0.57	$0.69
Diluted	$0.57	$0.68

Income Per Share from Discontinued Operations:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

Net Income Per Share:
Basic	$0.58	$0.72
Diluted	$0.57	$0.71

Cash Dividends:
Paid	$0.28	$0.21
Declared	$0.28	$0.21

Shares of Common Stock Outstanding During the Period:
Average	526,299	559,001
Average assuming dilution	529,725	563,280

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and equivalents	$927,441	$827,524
Trade receivables	3,014,391	2,915,546
Inventories	1,766,019	1,625,820
Deferred income taxes	190,940	189,093
Prepaid expenses and other current assets	529,926	607,672
Total current assets	6,428,717	6,165,655

Plant and Equipment:
Land	236,829	226,208
Buildings and improvements	1,518,807	1,476,673
Machinery and equipment	3,946,434	3,852,241
Equipment leased to others	158,365	154,111
Construction in progress	129,202	109,267
	5,989,637	5,818,500
Accumulated depreciation	(3,741,996)	(3,624,490)
Net plant and equipment	2,247,641	2,194,010

Investments	506,983	507,567
Goodwill	4,476,496	4,387,165
Intangible Assets	1,363,040	1,296,176
Deferred Income Taxes	70,113	61,416
Other Assets	891,953	913,873
	$15,984,943	$15,525,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,339,993	$410,512
Accounts payable	873,604	854,148
Accrued expenses	1,351,091	1,341,817
Cash dividends payable	146,379	148,427
Income taxes payable	212,133	205,381
Total current liabilities	3,923,200	2,960,285
Noncurrent Liabilities:
Long-term debt	1,435,464	1,888,839
Deferred income taxes	301,126	260,658
Other	1,077,181	1,064,755
Total noncurrent liabilities	2,813,771	3,214,252

Stockholders’ Equity:
Common stock	5,307	5,625
Additional paid-in-capital	30,928	173,610
Income reinvested in the business	8,439,692	9,879,065
Common stock held in treasury	(385,574)	(1,757,761)
Accumulated other comprehensive income	1,157,619	1,050,786
Total stockholders’ equity	9,247,972	9,351,325
	$15,984,943	$15,525,862

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31
	2008	2007
Cash Provided by (Used for) Operating Activities:
Net income	$303,621	$402,435
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	90,575	84,998
Amortization and impairment of goodwill and other intangible assets	141,007	40,179
Change in deferred income taxes	(8,311)	(32,661)
Provision for uncollectible accounts	3,255	1,795
Income from investments	(6,742)	(5,402)
Gain on sale of operations and affiliates	(80)	(11,715)
Stock compensation expense	11,304	7,386
Other non-cash items, net	(179)	(7,436)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(19,344)	(60,043)
Inventories	(65,336)	(67,076)
Prepaid expenses and other assets	(18,213)	(60,192)
Increase (decrease) in--
Accounts payable	(18,771)	8,491
Accrued expenses and other liabilities	(31,955)	(90,634)
Income taxes	111,419	212,041
Other, net	1,674	653
Net cash provided by operating activities	493,924	422,819
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(236,042)	(269,082)
Additions to plant and equipment	(89,005)	(85,291)
Purchases of investments	(606)	(6,197)
Proceeds from investments	4,446	13,087
Proceeds from sale of plant and equipment	6,295	4,724
Proceeds from (payments related to) sale of operations and affiliates	(3,727)	91,739
Other, net	(1,586)	91
Net cash used for investing activities	(320,225)	(250,929)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(148,427)	(117,337)
Issuance of common stock	17,553	51,003
Repurchases of common stock	(385,574)	(179,873)
Net proceeds from short-term debt	424,190	97,750
Proceeds from long-term debt	2,438	10
Repayments of long-term debt	(1,473)	(8,545)
Excess tax benefits from share-based compensation	1,797	5,991
Repayment of preferred stock of subsidiary	—	(40,000)
Net cash used for financing activities	(89,496)	(191,001)
Effect of Exchange Rate Changes on Cash and Equivalents	15,714	3,479
Cash and Equivalents:
Increase (decrease) during the period	99,917	(15,632)
Beginning of period	827,524	590,207
End of period	$927,441	$574,575
Cash Paid During the Period for Interest	$22,021	$63,083
Cash Paid (Received) During the Period for Income Taxes	$43,370	$(23,401)
Liabilities Assumed from Acquisitions	$99,656	$237,290

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	COMPREHENSIVE INCOME

The Company’s components of comprehensive income in the periods presented are:

(In thousands)	Three Months Ended March 31
	2008	2007
Net Income	$303,621	$402,435
Other Comprehensive Income:
Foreign currency translation adjustments	102,539	(22,870)
Pension and other postretirement benefit adjustments, net of tax	721	10,480
Comprehensive Income	$406,881	$390,045

(2)	DISCONTINUED OPERATIONS

In the first quarter of 2007, the Company completed the divestiture of a consumer packaging business. As of March 31, 2008 and December 31, 2007, the Company also classified a consumer packaging and an automotive components business as held for sale. The operating results of these businesses, along with the gains realized, net of tax, have been presented as discontinued operations. Assets of $141,300,000 and liabilities of $6,000,000 related to the two businesses held for sale as of March 31, 2008 have been classified as prepaids and other current assets and accrued expenses, respectively.

Results of the discontinued operations for the first quarter of 2008 and 2007 were as follows:

(In thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$22,073	$42,400

Income before taxes	$3,465	$32
Gain on sale of discontinued operations	—	11,651
Income tax (expense) benefit	(1,219)	5,739
Income from discontinued operations	$2,246	$17,422

(3)	INVENTORIES

Inventories at March 31, 2008 and December 31, 2007 were as follows:

(In thousands)

	March 31, 2008	December 31, 2007
Raw material	$557,995	$516,914
Work-in-process	197,918	182,990
Finished goods	1,010,106	925,916
	$1,766,019	$1,625,820

(4)	GOODWILL AND INTANGIBLE ASSETS

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

As of January 1, 2008, the Company had assigned its recorded goodwill and intangible assets to 59 of its 60 operating segments. When performing its annual impairment assessment, the Company compares the fair value of each operating segment to its carrying value. Fair values are determined primarily by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating segment. When the discounted cash flow method is not representative of fair value, the Company may also employ additional valuation techniques, such as market multiples from similar transactions. If the fair value of an operating segment is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the segment’s goodwill and the carrying value of the goodwill.

In the first quarter of 2008, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in total impairment charges of $98,590,000. The first quarter 2008 goodwill impairment charge of $97,152,000 related to the Company’s worldwide industrial software business in the All Other segment. The goodwill impairment was primarily driven by the combination of lower forecasts for this business and lower market driven multiples that were being paid for similar businesses.

(5)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

On January 1, 2008, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"), which required the Company to change its measurement date to correspond with the Company's fiscal year end. The Company previously used a September 30 measurement date. As allowed under SFAS 158, the Company elected to remeasure its plan assets and benefit obligations as of the beginning of the fiscal year. Upon adoption, the Company recorded an after-tax charge of $12,788,000 to beginning retained earnings and an after-tax gain to accumulated other comprehensive income of $3,573,000 related to the three months ended December 31, 2007.

Pension and other postretirement benefit costs for the periods ended March 31, 2008 and 2007 were as follows:

(In thousands)	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$27,949	$28,667	$3,585	$3,782
Interest cost	30,096	26,414	8,216	8,058
Expected return on plan assets	(42,253)	(38,719)	(3,848)	(2,898)
Amortization of actuarial loss (gain)	638	4,897	(252)	505
Amortization of prior service (income) cost	(602)	(588)	1,565	1,565
Amortization of net transition amount	21	6	—	—
Settlement loss	—	5,738	—	—
Net periodic benefit cost	$15,849	$26,415	$9,266	$11,012

The Company expects to contribute $44,400,000 to its pension plans and $60,100,000 to its other postretirement plans in 2008. As of March 31, 2008, contributions of $10,500,000 to pension plans and $8,200,000 to other postretirement plans have been made.

(6)	SHORT-TERM DEBT

The Company had outstanding commercial paper of $597,574,000 at March 31, 2008 and $200,977,000 at December 31, 2007.

In 1999 the Company issued $500,000,000 of 5.75% redeemable notes due March 1, 2009. The balance related to these notes outstanding at March 31, 2008 has been reclassified as short-term debt. The balance outstanding at December 31, 2007 was classified as long-term debt.

(7)       STOCKHOLDERS' EQUITY

Common Stock, Additional Paid-In-Capital, Income Reinvested in the Business and Common Stock Held in Treasury transactions during the first three months of 2008 are shown below:

(In thousands)	Common Stock	Additional Paid-In-Capital	Income Reinvested in the Business	Common Stock Held in Treasury
Balance, December 31, 2007	$5,625	$173,610	$9,879,065	$(1,757,761)
During 2008 -
Retirement of treasury shares	(324)	(173,610)	(1,583,827)	1,757,761
Shares issued for stock options and grants	6	17,548	—	—
Stock compensation expense	—	11,304	—	—
Tax benefits related to stock options	—	2,076	—	—
Repurchases of common stock	—	—	—	(385,574)
Net income	—	—	303,621	—
Cash dividends declared	—	—	(146,379)	—
Adoption of SFAS 158, net of tax	—	—	(12,788)	—
Balance, March 31, 2008	$5,307	$30,928	$8,439,692	$(385,574)

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $3,000,000,000 of the Company’s common stock over an open-ended period of time. In the first quarter of 2008, the Company repurchased 7,873,007 shares of its common stock at an average price of $48.97 per share. In February 2008, the Company retired 32,425,297 shares of common stock held in treasury.

(8)	COMMITMENTS AND CONTINGENCIES

The Company has an estimated potential liability for European transfer taxes of up to approximately $57,000,000 related to legal entity reorganizations. The ultimate resolution of this liability will be dependent upon the determination of whether or not such transfers are deemed to have occurred and whether such taxes are applicable to transfers that occurred outside of Europe. A reserve of $32,000,000 has been recorded for this matter as of March 31, 2008.

(9)	SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the first quarter of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$4,139,414	$3,716,641
Operating income	519,961	568,477
Margin %	12.6%	15.3%

In the first quarter of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	0.4%	1.1%	0.1%
Changes in variable margins and overhead costs	—	0.5	0.1
Total	0.4	1.6	0.2

Acquisitions and divestitures	6.2	0.6	(0.7)
Restructuring costs	—	1.5	0.2
Impairment of goodwill and intangibles	—	(17.0)	(2.6)
Translation	4.8	4.8	0.1
Intercompany/Other	—	—	0.1
Total	11.4%	(8.5)%	(2.7)%

Operating Revenues

Revenues increased 11.4% in the first quarter of 2008 versus the first quarter of 2007 primarily due to revenues from acquisitions and the favorable effect of currency translation from the weakening dollar. Base revenues increased 0.4% as a 4.6% increase in international base revenues was mostly offset by a 2.5% decline in North American base revenues. The Company’s Asia Pacific end markets continue to experience strong growth while Europe experienced moderate economic growth. North American revenues continue to be negatively impacted by the decline in the residential construction market, decline in automotive production and weak industrial production.

Operating Income

Operating income in the first quarter of 2008 declined 8.5% over the same period last year primarily due to a $97.2 million impairment charge related to the goodwill of a worldwide industrial software business, partially offset by the positive effect of currency translation, lower restructuring expenses and the positive leverage effect of the growth in base business. Total operating margins declined 2.7% largely as a result of the impairment charge and lower margins of acquired companies.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products used for bundling, shipping and protecting transported goods.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the primary metals, general industrial, construction, and food and beverage markets.

The results of operations for the Industrial Packaging segment for the first quarter of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$623,292	$554,638
Operating income	69,009	65,055
Margin %	11.1%	11.7%

In the first quarter of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	0.7%	2.6%	0.2%
Changes in variable margins and overhead costs	—	(7.1)	(0.8)
Total	0.7	(4.5)	(0.6)

Acquisitions and divestitures	4.9	1.7	(0.3)
Restructuring costs	—	1.4	0.2
Translation	6.7	7.4	0.1
Other	0.1	0.1	—
Total	12.4%	6.1%	(0.6)%

Operating Revenues

Revenues increased 12.4% in the first quarter of 2008 versus the first quarter of 2007 primarily due to the favorable effect of currency translation and revenues from acquired companies. The increase in acquisition revenue was primarily related to the purchase of a European industrial packaging business and a European stretch packaging business. Total base revenues increased modestly as the insulation worldwide and stretch packaging worldwide businesses increased 22.3% and 7.4%, respectively, due to strong international end market demand. These increases were partially offset by a 1.0% decline in worldwide strapping revenues mainly due to lower demand for consumable product.

Operating Income

Operating income increased 6.1% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the favorable effect of currency translation and the positive effect of the increase in base revenues, partially offset by higher base operating expenses. Base operating income and margins decreased as a result of increased raw material prices and unfavorable product mix.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:
•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging; and
•	airport ground support equipment.

This segment primarily serves the general industrial, electronics and construction markets.

The results of operations for the Power Systems & Electronics segment for the first quarter of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$582,390	$554,420
Operating income	124,821	116,094
Margin %	21.4%	20.9%

In the first quarter of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	0.9%	1.5%	0.1%
Changes in variable margins and overhead costs	—	3.9	0.9
Total	0.9	5.4	1.0

Acquisitions and divestitures	2.0	1.1	(0.2)
Restructuring costs	—	(0.2)	—
Impairment of goodwill and intangibles	—	(0.7)	(0.2)
Translation	2.2	1.9	(0.1)
Other	(0.1)	—	—
Total	5.0%	7.5%	0.5%

Operating Revenues

Revenues increased 5.0% in the first quarter of 2008 versus the first quarter of 2007 mainly due to the positive effect of currency translation and revenues from acquired companies, primarily a North American industrial welding accessories business. Base revenues grew 2.8% for the worldwide welding businesses primarily due to 18.0% growth in international businesses serving the energy and ship building end markets, partially offset by a 1.7% decline in North American base revenues as a result of weak industrial and construction end market demand. Base revenues for the ground support and PC fabrication group declined 8.6% and 4.8%, respectively due to lower worldwide market demand. Base revenue for the electronics-related businesses was flat for the period.

Operating Income

Operating income increased in the first quarter of 2008 versus the first quarter of 2007 primarily due to reduced base operating expenses, the favorable effect of currency translation, the positive leverage effect from the increase in base revenues and income from acquired companies. Total operating margins increased primarily due to improved base margins in the ground support equipment and Asian welding operating segments and overall improved product mix, partially offset by lower margins of acquired companies and the margin effect of impairment charges.

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers for transportation-related applications.

In the Transportation segment, products include:
•	metal and plastic components and assemblies for automobiles and trucks;
•	metal and plastic fasteners for automobiles and trucks;
•	fluids and polymers for maintenance and appearance;
•	fillers and putties for auto body repair; and
•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive original equipment manufacturers and tiers and automotive aftermarket markets.

The results of operations for the Transportation segment for the first quarter of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$594,261	$529,295
Operating income	91,651	84,285
Margin %	15.4%	15.9%

In the first quarter of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	1.1%	2.6%	0.2%
Changes in variable margins and overhead costs	—	(3.1)	(0.5)
Total	1.1	(0.5)	(0.3)

Acquisitions	5.9	1.1	(0.7)
Restructuring costs	—	2.9	0.5
Translation	5.3	5.1	—
Other	—	0.1	—
Total	12.3%	8.7%	(0.5)%

Operating Revenues

Revenues increased 12.3% in the first quarter of 2008 versus the first quarter of 2007 due to acquisitions, the favorable effect of currency translation and base business revenue growth. Increased acquisition revenue was primarily due to the purchase of a worldwide components business. Worldwide automotive original equipment manufacturer and tiers revenues increased 0.4%. Base revenues for the components businesses increased 2.8% primarily due to increased product penetration at foreign-owned auto manufacturers operating in North America and a 7.2% increase in European automotive production. Base revenues for the fastener businesses decreased 2.3% due to a 13.1% decline in automotive production at the Detroit 3 automotive manufacturers. In the automotive aftermarket businesses, base revenues increased 4.1% and the transportation repair businesses increased 0.9%.

Operating Income

Operating income increased in the first quarter of 2008 versus the first quarter of 2007 primarily due to the favorable effect of currency translation, lower restructuring expenses and the positive leverage effect from the increase in base business revenues described above, partially offset by increased base operating expenses. Base margins declined due to higher raw material costs, which partially offset the positive leverage from revenue growth.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood applications
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the first quarter of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$484,034	$474,536
Operating income	50,439	52,589
Margin %	10.4%	11.1%

In the first quarter of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(5.7)%	(21.0)%	(1.8)%
Changes in variable margins and overhead costs	—	(3.9)	(0.5)
Total	(5.7)	(24.9)	(2.3)

Acquisitions	0.6	(1.1)	(0.2)
Restructuring costs	—	11.7	1.4
Impairment of goodwill and intangibles	—	0.7	0.1
Translation	7.1	9.4	0.3
Other	—	0.1	—
Total	2.0%	(4.1)%	(0.7)%

Operating Revenues

Revenues increased 2.0% in the first quarter of 2008 versus the first quarter of 2007 primarily due to the favorable effect of currency translation mostly offset by a decline in base business revenues. Worldwide construction base revenues declined 5.7%, primarily due to a 17.8% decrease in North American base revenues partially offset by a 3.8% increase in international base revenues. Base business revenues for the North American fasteners and worldwide building components businesses decreased 15.3% and 18.3%, respectively, due to the ongoing weakness in the North American residential construction market, indicated by a 28.8% decline in housing starts. Base revenue increased 8.7% for the Australasia region primarily on higher residential and commercial demand and was flat in Europe, as construction demand in the United Kingdom, Ireland and Spain were all weak.

Operating Income

Operating income decreased 4.1% in the first quarter of 2008 versus the first quarter of 2007 primarily due to the negative leverage effect from the decline in base revenues described above and increased base operating expenses, mostly offset by lower restructuring expenses and the favorable effect of currency translation. Base operating margins declined primarily due to the revenue decreases discussed above and an increase in European sales expenses, partially offset by the benefit of prior year North American restructuring projects.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales; and
•	kitchen exhaust, ventilation and pollution control systems.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the first quarter of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$509,739	$390,554
Operating income	71,046	69,373
Margin %	13.9%	17.8%

In the first quarter of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	6.1%	15.0%	1.5%
Changes in variable margins and overhead costs	—	(8.7)	(1.5)
Total	6.1	6.3	—

Acquisitions	20.1	(5.4)	(3.5)
Restructuring costs	—	(2.5)	(0.4)
Translation	4.3	4.0	0.1
Other	—	—	(0.1)
Total	30.5%	2.4%	(3.9)%

Operating Revenues

Revenues increased 30.5% in the first quarter of 2008 versus the first quarter of 2007 primarily due to revenues from acquired companies, base business revenue growth and the favorable effect of currency translation. The acquired revenues are primarily attributable to the acquisition of a European food equipment business and two worldwide food processing businesses. International base revenues increased 12.5% due to increased European and Asian institutional demand. North American base revenues increased 2.1% primarily due to a 4.8% and 2.6% growth in service-related and retail revenues, respectively.

Operating Income

Operating income increased in the first quarter of 2008 versus the first quarter of 2007 primarily as a result of the positive effect of leverage from the base revenue increases described above and the favorable effect of currency translation. Operating income and margins were negatively affected by lower margins of acquired businesses and higher restructuring expenses. Base business margins were flat, as the positive effect of margin gains due to leverage from the increase in base revenues described above were offset by higher operating expenses related to increased fuel costs and staffing levels within the North American food service segment.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for countertops, flooring, furniture and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for countertops;
•	solid surface materials for countertops;
•	high-pressure laminate flooring;
•	laminate for furniture applications; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction, residential construction and general industrial markets.

The results of operations for the Decorative Surfaces segment for the first quarter of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$302,532	$283,722
Operating income	33,270	28,315
Margin %	11.0%	10.0%

In the first quarter of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	2.2%	9.0%	0.7%
Changes in variable margins and overhead costs	—	5.2	0.5
Total	2.2	14.2	1.2

Restructuring costs	—	0.4	—
Translation	4.5	2.9	(0.2)
Other	(0.1)	—	—
Total	6.6%	17.5%	1.0%

Operating Revenues

Revenues increased 6.6% in the first quarter of 2008 versus the first quarter of 2007 primarily due to the favorable effect of currency translation and growth in base business revenues. Despite the weak residential construction market, North American laminate base revenue was flat due to product penetration in the premium high definition laminate product segment and revenue from the relatively stronger commercial construction market. International base revenues grew 4.4% primarily on the strength of the European construction market. Flooring base revenues increased 9.7% due to new product introductions and weaker 2007 results.

Operating Income

Operating income increased 17.5% in the first quarter of 2008 versus the first quarter of 2007 primarily due to the positive leverage effect of the base revenue increases described above, lower base operating expenses and the favorable effect of currency translation. Total operating margins increased primarily due to nonrecurring selling expenses in the first quarter of 2007 related to a new product launch and a favorable first quarter 2008 warranty adjustment.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and janitorial and sanitation supplies.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	die-cut components for telecommunications, medical and transportation applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the first quarter of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$256,817	$201,728
Operating income	37,318	30,381
Margin %	14.5%	15.1%

In the first quarter of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	4.5%	13.1%	1.3%
Changes in variable margins and overhead costs	—	(0.6)	(0.1)
Total	4.5	12.5	1.2

Acquisitions	17.1	2.0	(2.1)
Restructuring costs	—	(0.2)	—
Impairment of goodwill and intangibles	—	2.8	0.4
Translation	5.7	5.9	0.1
Other	—	(0.2)	(0.2)
Total	27.3%	22.8%	(0.6)%

Operating Revenues

Revenues increased 27.3% in the first quarter of 2008 versus the first quarter of 2007 due to revenue from acquisitions, the favorable effect of currency translation and base business revenue growth. Acquisition revenue was primarily the result of the purchase of two polymers and industrial adhesives businesses, an international fluid products business, an Australian polymers business and a South American adhesives and sealants business. As a result of strong demand in international end markets, base business revenues increased 4.5% primarily due to a 5.0% growth in worldwide polymers businesses and a 3.2% growth in the fluids businesses.

Operating Income

Operating income increased 22.8% in the first quarter of 2008 versus the first quarter of 2007 primarily from the positive effect of leverage from the increase in base business revenues, the favorable effect of currency translation, 2007 intangible impairment expense and income from acquisitions. Total operating margins decreased due to lower margins of acquired businesses, partially offset by base business margin gains from increased volume.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	equipment and related software for testing of materials and structures;
•	software and related services for industrial and health care applications;
•	swabs, wipes and mats for clean room usage;
•	foil and film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray equipment; and
•	static and contamination control equipment.

This segment primarily serves the general industrial, consumer durables and food and beverage markets.

The results of operations for the All Other segment for the first quarter of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating revenues	$800,479	$739,228
Operating income	42,407	122,385
Margin %	5.3%	16.6%

In the first quarter of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(1.6)%	(4.4)%	(0.5)%
Changes in variable margins and overhead costs	—	10.2	1.7
Total	(1.6)	5.8	1.2

Acquisitions and divestitures	6.2	2.8	0.2
Restructuring costs	—	0.7	0.1
Impairment of goodwill and intangibles	—	(79.2)	(13.3)
Translation	3.7	4.5	0.5
Other	—	0.1	—
Total	8.3%	(65.3)%	(11.3)%

Operating Revenues

Revenues increased 8.3% in the first quarter of 2008 versus the first quarter of 2007 primarily due to revenues from acquired companies and the favorable effect of currency translation. The increase in acquisition revenue was primarily due to the purchase of a worldwide test and measurement business, a worldwide graphics business and a North American label business. Base revenues for the industrial plastic and metals worldwide, finishing worldwide and consumer packaging worldwide businesses declined 8.2%, 2.1% and 1.1%, respectively, primarily due to lower North America end market demand. These decreases were partially offset by a 9.5% increase in base revenue in the test and measurement business worldwide primarily due to higher European sales of automotive testing equipment.

Operating Income

Operating income decreased 65.3% primarily due to an impairment charge of $97.2 million related to the goodwill of a worldwide industrial software business. Additionally, operating income declined due to the negative leverage effect of the decline in base revenues. Base operating margins increased primarily due to lower overhead costs as a result of strong cost control measures and the benefits of 2007 restructuring initiatives.

OPERATING REVENUES

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended March 31
	2008	2007
Industrial Packaging	$623,292	$554,638
Power Systems & Electronics	582,390	554,420
Transportation	594,261	529,295
Construction Products	484,034	474,536
Food Equipment	509,739	390,554
Decorative Surfaces	302,532	283,722
Polymers & Fluids	256,817	201,728
All Other	800,479	739,228
Intersegment revenues	(14,130)	(11,480)
Total operating revenues	$4,139,414	$3,716,641

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company does not amortize goodwill and intangible assets that have indefinite lives. In the first quarter of each year, the Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the fair value of the related reporting unit or intangible asset.

As of January 1, 2008, the Company had assigned its recorded goodwill and intangible assets to 59 of its 60 operating segments. When performing its annual impairment assessment, the Company compares the fair value of each operating segment to its carrying value. Fair values are determined primarily by discounting estimated future cash flows at the Company’s estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating segment. When the discounted cash flow method is not representative of fair value, the Company may also employ additional valuation techniques, such as market multiples from similar transactions. If the fair value of an operating segment is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the segment’s goodwill and the carrying value of the goodwill.

In the first quarter of 2008, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in total impairment charges of $98.6 million. The first quarter 2008 goodwill impairment charge of $97.2 million related to the Company’s worldwide industrial software business in the All Other segment. The goodwill impairment was primarily driven by the combination of lower forecasts for this business and lower market driven multiples that were being paid for similar businesses.

INTEREST EXPENSE

Interest expense increased to $37.5 million in the first three months of 2008 from $24.4 million in 2007 primarily due to interest expense on the 5.25% Euro notes issued in October 2007.

OTHER INCOME (EXPENSE)

Other income (expense) was expense of $21.4 million for the first three months of 2008 versus income of $15.1 million in 2007, primarily due to European transfer taxes related to legal entity structuring transactions. The expense was partially offset by higher interest income in 2008, primarily due to interest income earned on short term investments.

INCOME TAXES

The effective tax rate for the first rate three months of 2008 was 34.64% compared to 31.14% for the first three months of 2007. The increase in the effective tax rate resulted primarily from the impairment of non-deductible goodwill. Excluding the impairment, the Company’s effective tax rate for the quarter was 29.01%.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $301.4 million ($0.57 per diluted share) in the first three months of 2008 was 21.7% lower than the 2007 income from continuing operations of $385.0 million ($0.68 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2008 increased operating revenues for the first three months of 2008 by approximately $193.5 million and increased earnings by approximately 3 cents per diluted share. The weakening of the U.S. dollar against foreign currencies in 2007 increased operating revenues for the first three months of 2007 by approximately $103.5 million and increased earnings by approximately 2 cents per diluted share.

DISCONTINUED OPERATIONS

In the first quarter of 2007, the Company completed the divestiture of a consumer packaging business which resulted in an after-tax gain of $17.4 million. As of March 31, 2008 and December 31, 2007, the Company also classified a consumer packaging and an automotive components business as held for sale. The operating results of these businesses, along with the gains realized, net of tax, have been presented as discontinued operations. Assets of $141.3 million and liabilities of $6.0 million related to the two businesses held for sale as of March 31, 2008 have been classified as prepaids and other current assets and accrued expenses, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"), which required the Company to change its measurement date to correspond with the Company's fiscal year end. The Company previously used a September 30 measurement date. As allowed under SFAS 158, the Company elected to remeasure its plan assets and benefit obligations as of the beginning of the fiscal year. Upon adoption, the Company recorded an after-tax charge of $12.8 million to beginning retained earnings and an after-tax gain to accumulated other comprehensive income of $3.6 million, related to the three months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary source of liquidity is free operating cash flow. Management continues to believe that such internally generated cash flow will be adequate to service debt and to continue to pay dividends that meet its dividend payout guideline of 25% to 35% of the last two years’ average income from continuing operations. In addition, free operating cash flow is expected to be adequate to finance internal growth, acquisitions and share repurchases.

Free operating cash flow is used to measure normal cash flow generated by its operations that is available for dividends, acquisitions, share repurchases and debt repayment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the first quarter of 2008 and 2007 was as follows:

(In thousands)	Three Months Ended March 31
	2008	2007
Net cash provided by operating activities	$493,924	$422,819
Additions to plant and equipment	(89,005)	(85,291)
Free operating cash flow	$404,919	$337,528

Acquisitions	$(236,042)	$(269,082)
Proceeds from (payments related to) sale of operations and affiliates	(3,727)	91,739
Cash dividends paid	(148,427)	(117,337)
Issuance of common stock	17,553	51,003
Repurchases of common stock	(385,574)	(179,873)
Net proceeds from debt	425,155	89,215
Repayment of preferred stock of subsidiary	—	(40,000)
Other	26,060	21,175
Net increase (decrease) in cash and equivalents	$99,917	$(15,632)

On August 20, 2007 the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. In the first quarter of 2008, the Company repurchased 7.9 million shares of its common stock at an average price of $48.97 per share. There are approximately $2.2 billion of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC for the first quarter of 2008 and 2007 was as follows:

(Dollars in thousands)

	Three Months Ended March 31
	2008	2007

Operating income after taxes of 34.64% and 31.14%, respectively	$339,847	$391,453
Invested Capital:
Trade receivables	$3,014,391	$2,681,515
Inventories	1,766,019	1,601,705
Net plant and equipment	2,247,641	2,070,509
Investments	506,983	552,206
Goodwill and intangible assets	5,839,536	5,283,554
Accounts payable and accrued expenses	(2,224,695)	(1,924,132)
Other, net	(53,887)	(149,736)
Total invested capital	$11,095,988	$10,115,621
Average invested capital	$10,959,570	$9,980,627
Annualized return on average invested capital	12.4%	15.7%

The 330 basis point decrease in ROIC in the first quarter of 2008 was the result of average invested capital increasing 9.8% while after tax operating income decreased 13.2%, primarily due to the $97.2 million impairment of mostly non-tax deductible goodwill.

Working Capital

Net working capital at March 31, 2008 and December 31, 2007 is summarized as follows:

(Dollars in thousands)

	March 31, 2008	December 31, 2007	Increase/(Decrease)
Current Assets:
Cash and equivalents	$927,441	$827,524	$99,917
Trade receivables	3,014,391	2,915,546	98,845
Inventories	1,766,019	1,625,820	140,199
Other	720,866	796,765	(75,899)
	6,428,717	6,165,655	263,062
Current Liabilities:
Short-term debt	1,339,993	410,512	929,481
Accounts payable and accrued expenses	2,224,695	2,195,965	28,730
Other	358,512	353,808	4,704
	3,923,200	2,960,285	962,915
Net Working Capital	$2,505,517	$3,205,370	$(699,853)
Current Ratio	1.64	2.08

Inventories increased primarily as a result of acquisitions and foreign currency translation. Short-term debt increased due to the 5.75% redeemable notes becoming current, as well as an increase in commercial paper to fund stock repurchases and dividend payments in the first quarter of 2008.

Debt

Total debt at March 31, 2008 and December 31, 2007 was as follows:

(Dollars in thousands)

	March 31, 2008	December 31, 2007
Short-term debt	$1,339,993	$410,512
Long-term debt	1,435,464	1,888,839
Total debt	$2,775,457	$2,299,351

Total debt to capitalization	23.1%	19.7%

The Company had outstanding commercial paper of $597.6 million at March 31, 2008 and $201.0 million at December 31, 2007.

In 1999 the Company issued $500.0 million of 5.75% redeemable notes due March 1, 2009. The balance related to these notes outstanding at March 31, 2008 has been reclassified as short-term debt. The balance outstanding at December 31, 2007 was classified as long-term debt.

Stockholders’ Equity

The changes to stockholders’ equity during 2008 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2007	$9,351,325
Net income	303,621
Cash dividends declared	(146,379)
Repurchases of common stock	(385,574)
Stock option activity	30,934
Pension and other postretirement benefit adjustments, net of tax	721
Adoption of SFAS 158, net of tax	(9,215)
Currency translation adjustments	102,539
Total stockholders’ equity, March 31, 2008	$9,247,972

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding 2008 contributions to the Company’s pension and postretirement plans, potential liability for European transfer taxes, the adequacy of internally generated funds, and the meeting of dividend payout objectives. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn or further downturn in the construction, general industrial, automotive, or food institutional/restaurant and service markets, (2) deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2008. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2008 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time.

Share repurchase activity under this program for the first quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value that may yet be Purchased Under Program
January 2008	3,683,565	$50.42	3,683,565	$2,426,000,000
February 2008	2,085,490	47.70	2,085,490	2,326,500,000
March 2008	2,103,952	47.70	2,103,952	2,226,100,000
Total	7,873,007	48.97	7,873,007

Item 5 – Other Information

Effective May 2, 2008, Michael J. Birck is retiring from the Board of Directors and is not standing for re-election.

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
3(b)	By-laws of Illinois Tool Works Inc., as amended.
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: May 2, 2008	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)