Form 10-Q
period 2008-06-30
ILLINOIS TOOL WORKS INC
filed 2008-08-08
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes [ ]No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2008: 519,368,398.

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

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME (UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating Revenues	$4,570,472	$4,136,836	$8,709,886	$7,853,477
Cost of revenues	2,946,725	2,657,405	5,644,691	5,070,415
Selling, administrative, and research
and development expenses	822,435	744,056	1,602,895	1,439,032
Amortization of intangible assets	44,600	39,779	87,037	77,803
Impairment of goodwill and
other intangible assets	—	—	98,590	2,154
Operating Income	756,712	695,596	1,276,673	1,264,073
Interest expense	(36,575)	(25,607)	(74,063)	(49,986)
Other income	24,233	22,025	2,835	37,079
Income from Continuing Operations
Before Income Taxes	744,370	692,014	1,205,445	1,251,166
Income Taxes	215,900	211,578	375,600	385,717
Income from Continuing Operations	528,470	480,436	829,845	865,449
Income (Loss) from Discontinued
Operations	(380)	25,170	1,866	42,592
Net Income	$528,090	$505,606	$831,711	$908,041

Income Per Share from Continuing Operations:
Basic	$1.01	$0.86	$1.58	$1.55
Diluted	$1.01	$0.86	$1.57	$1.54
Income Per Share from Discontinued Operations:
Basic	$0.00	$0.05	$0.00	$0.08
Diluted	$0.00	$0.04	$0.00	$0.08
Net Income Per Share:
Basic	$1.01	$0.91	$1.59	$1.63
Diluted	$1.01	$0.90	$1.58	$1.61
Cash Dividends:
Paid	$0.28	$0.21	$0.56	$0.42
Declared	$0.28	$0.21	$0.56	$0.42
Shares of Common Stock Outstanding During the Period:
Average	521,488	556,793	523,894	558,022
Average assuming dilution	525,209	561,244	527,467	562,388

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In thousands)	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and equivalents	$640,174	$827,524
Trade receivables	3,302,285	2,915,546
Inventories	1,845,621	1,625,820
Deferred income taxes	209,103	189,093
Prepaid expenses and other current assets	553,059	607,672
Total current assets	6,550,242	6,165,655

Plant and Equipment:
Land	242,330	226,208
Buildings and improvements	1,545,834	1,476,673
Machinery and equipment	4,023,630	3,852,241
Equipment leased to others	164,707	154,111
Construction in progress	141,230	109,267
	6,117,731	5,818,500
Accumulated depreciation	(3,832,682)	(3,624,490)
Net plant and equipment	2,285,049	2,194,010

Investments	506,407	507,567
Goodwill	4,753,450	4,387,165
Intangible Assets	1,526,430	1,296,176
Deferred Income Taxes	68,482	61,416
Other Assets	899,895	913,873
	$16,589,955	$15,525,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,465,927	$410,512
Accounts payable	921,223	854,148
Accrued expenses	1,448,273	1,341,817
Cash dividends payable	145,423	148,427
Income taxes payable	194,363	205,381
Total current liabilities	4,175,209	2,960,285
Noncurrent Liabilities:
Long-term debt	1,462,435	1,888,839
Deferred income taxes	376,741	260,658
Other	1,076,411	1,064,755
Total noncurrent liabilities	2,915,587	3,214,252

Stockholders’ Equity:
Common stock	5,311	5,625
Additional paid-in-capital	61,213	173,610
Income reinvested in the business	8,822,359	9,879,065
Common stock held in treasury	(585,574)	(1,757,761)
Accumulated other comprehensive income	1,195,850	1,050,786
Total stockholders’ equity	9,499,159	9,351,325
	$16,589,955	$15,525,862

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30
	2008	2007
Cash Provided by (Used for) Operating Activities:
Net income	$831,711	$908,041
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	189,775	174,798
Amortization and impairment of goodwill and other intangible assets	185,627	79,958
Change in deferred income taxes	(24,910)	(28,723)
Provision for uncollectible accounts	4,405	5,346
(Gain) loss on sale of plant and equipment	(484)	1,019
Income from investments	(19,653)	(28,223)
Gain on sale of operations and affiliates	(97)	(35,441)
Stock compensation expense	21,834	15,045
Other non-cash items, net	(2,365)	(7,777)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(213,253)	(192,151)
Inventories	(98,781)	(72,766)
Prepaid expenses and other assets	(15,773)	(41,260)
Increase (decrease) in--
Accounts payable	(7,835)	(10,118)
Accrued expenses and other liabilities	18,859	(38,475)
Income taxes receivable and payable	72,795	223,385
Other, net	2,173	1,799
Net cash provided by operating activities	944,028	954,457
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(678,194)	(424,420)
Additions to plant and equipment	(184,987)	(174,329)
Purchases of investments	(2,468)	(7,538)
Proceeds from investments	14,424	24,872
Proceeds from sale of plant and equipment	10,590	8,712
Proceeds from sale of operations and affiliates	1,006	149,760
Other, net	851	(68)
Net cash used for investing activities	(838,778)	(423,011)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(294,806)	(234,248)
Issuance of common stock	35,195	77,101
Repurchases of common stock	(585,574)	(479,873)
Net proceeds from short-term debt	539,314	12,628
Proceeds from long-term debt	432	22
Repayments of long-term debt	(4,170)	(9,728)
Excess tax benefits from share-based compensation	3,413	9,886
Repayment of preferred stock of subsidiary	—	(40,000)
Net cash used for financing activities	(306,196)	(664,212)
Effect of Exchange Rate Changes on Cash and Equivalents	13,596	24,067
Cash and Equivalents:
Decrease during the period	(187,350)	(108,699)
Beginning of period	827,524	590,207
End of period	$640,174	$481,508
Cash Paid During the Period for Interest	$40,905	$81,579
Cash Paid During the Period for Income Taxes	$308,190	$170,413
Liabilities Assumed from Acquisitions	$249,880	$331,275

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)	COMPREHENSIVE INCOME

The Company’s components of comprehensive income in the periods presented are:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$528,090	$505,606	$831,711	$908,041
Other Comprehensive Income:
Foreign currency translation adjustments	39,400	99,114	141,939	76,244
Pension and other postretirement benefit adjustments, net of tax	(1,169)	4,468	(448)	14,948
Comprehensive income	$566,321	$609,188	$973,202	$999,233

(2)	DISCONTINUED OPERATIONS

In 2007, the Company completed the divestitures of a consumer packaging business and an automotive machinery business. As of June 30, 2008 and December 31, 2007, the Company also classified a separate consumer packaging business and an automotive components business as held for sale. The operating results of these businesses, along with the gains realized, net of tax, have been presented as discontinued operations. Assets of $144,700,000 and liabilities of $5,100,000 related to the two businesses held for sale as of June 30, 2008 have been classified as prepaids and other current assets and accrued expenses, respectively.

Results of the discontinued operations for the second quarter of 2008 and 2007 were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$23,173	$22,853	$45,246	$65,253

Income before taxes	2,765	2,050	6,230	2,082
Gain on sale of discontinued operations	—	23,142	—	34,793
Income tax (expense) benefit	(3,145)	(22)	(4,364)	5,717
Income (loss) from discontinued operations	$(380)	$25,170	$1,866	$42,592

(3)	INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 were as follows:

(In thousands)

	June 30, 2008	December 31, 2007
Raw material	$603,436	$516,914
Work-in-process	197,165	182,990
Finished goods	1,045,020	925,916
	$1,845,621	$1,625,820

(4)	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. In the first quarter of each year, the Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the fair value of the related operating segment or intangible asset.

As of January 1, 2008, the Company had assigned its recorded goodwill and intangible assets to 59 of its 60 operating segments. When performing its annual impairment assessment, the Company compares the fair value of each operating segment to its carrying value. Fair values are determined primarily by discounting estimated future cash flows at an estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating segment. When the discounted cash flow method is not solely representative of fair value, the Company may also employ additional valuation techniques, such as market comparables. If the fair value of an operating segment is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the operating segment’s goodwill and the carrying value of the goodwill.

In the first quarter of 2008, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in total impairment charges of $98,590,000. The first quarter 2008 goodwill impairment charge of $97,152,000 related to the Company’s worldwide software business in the All Other segment. The goodwill impairment was primarily driven by the combination of lower forecasts for this business and lower market driven multiples that were being paid for similar businesses.

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

Pension and other postretirement benefit costs for the periods ended June 30, 2008 and 2007 were as follows:

(In thousands)	Three Months Ended June 30				Six Months Ended June 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$28,060	$28,698	$3,585	$3,782	$56,009	$57,365	$7,170	$7,564
Interest cost	30,223	26,548	8,217	8,058	60,319	52,962	16,433	16,116
Expected return on plan assets	(42,283)	(38,856)	(3,848)	(2,899)	(84,536)	(77,575)	(7,696)	(5,797)
Amortization of actuarial (gain)
loss	651	5,086	(252)	506	1,289	9,983	(504)	1,011
Amortization of prior service
(income) cost	(600)	(586)	1,565	1,565	(1,202)	(1,174)	3,130	3,130
Amortization of net transition
amount	24	4	—	—	45	10	—	—
Settlement (gain) loss	—	262	(1,929)	(1,562)	—	6,000	(1,929)	(1,562)
Net periodic benefit cost	$16,075	$21,156	$7,338	$9,450	$31,924	$47,571	$16,604	$20,462

The Company expects to contribute $44,400,000 to its pension plans and $60,100,000 to its other postretirement plans in 2008. As of June 30, 2008, contributions of $21,100,000 to pension plans and $33,100,000 to other postretirement plans have been made.

(6)	SHORT-TERM DEBT

In June 2007, the Company entered into a $1,000,000,000 Line of Credit Agreement with a termination date of June 13, 2008. This line of credit was replaced on June 13, 2008 by a $1,500,000,000 Line of Credit Agreement with a termination date of June 12, 2009. No amounts were outstanding under this facility at June 30, 2008.

The Company had outstanding commercial paper of $733,436,000 at June 30, 2008 and $200,977,000 at December 31, 2007.

In 1999, the Company issued $500,000,000 of 5.75% redeemable notes due March 1, 2009. The balance related to these notes outstanding at June 30, 2008 has been classified as short-term debt. The balance outstanding at December 31, 2007 was classified as long-term debt.

(7)       STOCKHOLDERS' EQUITY

Common Stock, Additional Paid-In-Capital, Income Reinvested in the Business and Common Stock Held in Treasury transactions during the first six months of 2008 are shown below:

(In thousands)	Common Stock	Additional Paid-In-Capital	Income Reinvested in the Business	Common Stock Held in Treasury
Balance, December 31, 2007	$5,625	$173,610	$9,879,065	$(1,757,761)
During 2008 -
Retirement of treasury shares	(324)	(173,610)	(1,583,827)	1,757,761
Shares issued for stock options and grants	10	35,185	—	—
Stock compensation expense	—	21,834	—	—
Tax benefits related to stock options	—	4,194	—	—
Repurchases of common stock	—	—	—	(585,574)
Net income	—	—	831,711	—
Cash dividends declared	—	—	(291,802)	—
Adoption of SFAS 158, net of tax	—	—	(12,788)	—
Balance, June 30, 2008	$5,311	$61,213	$8,822,359	$(585,574)

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $3,000,000,000 of the Company’s common stock over an open-ended period of time. In the first six months of 2008, the Company repurchased 11,780,202 shares of its common stock at an average price of $49.71 per share. In February 2008, the Company retired 32,425,297 shares of common stock held in treasury.

(8)	COMMITMENTS AND CONTINGENCIES

The Company has an estimated potential liability for European transfer taxes of up to approximately $57,000,000 related to legal entity reorganizations. The ultimate resolution of this liability will be dependent upon the determination of whether or not such transfers are deemed to have occurred and whether such taxes are applicable to transfers that occurred outside of Europe. A reserve of $32,000,000 has been recorded for this matter as of June 30, 2008.

(9)	INCOME TAXES

The Company and its subsidiaries file tax returns in the U.S. and in various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

As part of the Australia audit for 2003, the Australian Tax Office is reviewing an intercompany financing transaction between the U.S. and Australia. In the U.S., the Internal Revenue Service has completed its audits for the years 2001-2005 and has proposed several adjustments which the Company is protesting, the most significant of which is related to leveraged leases. The Company has recorded its best estimate of the exposure for these two audits; however, it is reasonably possible that the Company will resolve the Australian financing and leveraged lease issues within the next 12 months and that the amount of the Company’s unrecognized tax benefits may change by a range of approximately a $131 million decrease to a $90 million increase.

(10)	SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$4,570,472	$4,136,836	$8,709,886	$7,853,477
Operating income	756,712	695,596	1,276,673	1,264,073
Margin %	16.6%	16.8%	14.7%	16.1%

In the second quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	—%	0.1%	—%	0.2%	0.5%	—%
Changes in variable margins and
overhead costs	—	1.4	0.3	—	0.9	0.2
Total	—	1.5	0.3	0.2	1.4	0.2

Acquisitions and divestitures	4.2	2.5	(0.3)	5.2	1.6	(0.5)
Restructuring costs	—	(1.3)	(0.2)	—	—	—
Impairment of goodwill and
intangibles	—	—	—	—	(7.6)	(1.2)
Translation	6.4	6.1	—	5.6	5.6	0.1
Other	(0.1)	—	—	(0.1)	—	—
Total	10.5%	8.8%	(0.2)%	10.9%	1.0%	(1.4)%

Operating Revenues

Revenues increased 10.5% and 10.9% in the second quarter and year-to-date periods of 2008, respectively, versus 2007 primarily due to the favorable effect of currency translation from the weakening dollar and revenues from acquisitions. Total base revenues were flat in the second quarter and increased 0.2% year-to-date. International base revenues increased 2.6% in the second quarter and 3.4% year-to-date periods, partially offset by a 1.8% and 2.3% decline, respectively, in North American base revenues. The Company’s Asia Pacific end markets continue to experience strong growth while Europe showed moderate growth. North American revenues continue to be negatively impacted by declines in the residential construction and automotive sectors as well as weak industrial production.

Operating Income

Operating income in the second quarter and year-to-date periods of 2008 increased 8.8% and 1.0%, respectively, versus the same periods of 2007 primarily due to the positive effect of currency translation and income from acquired businesses. Year-to-date income was negatively impacted by a first quarter 2008 impairment charge of $97.2 million related to the goodwill of a worldwide software business. Total operating margins decreased 0.2% and 1.4% for the second quarter and year-to-date periods, respectively, primarily due to the first quarter impairment charge and lower margins of acquired companies partially offset by lower overhead expense at base businesses due to tighter cost controls.

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Industrial Packaging	$711,447	$620,660	$1,334,739	$1,175,298
Power Systems & Electronics	648,784	565,256	1,231,174	1,119,676
Transportation	630,650	583,743	1,224,911	1,113,038
Construction Products	566,172	541,227	1,050,206	1,015,763
Food Equipment	538,479	473,598	1,048,218	864,152
Decorative Surfaces	335,957	322,773	638,489	606,495
Polymers & Fluids	300,835	229,672	557,652	431,400
All Other	853,107	811,528	1,653,586	1,550,756
Intersegment revenues	(14,959)	(11,621)	(29,089)	(23,101)
Total operating revenues	$4,570,472	$4,136,836	$8,709,886	$7,853,477

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products used for bundling, shipping and protecting transported goods.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the primary metals, general industrial, construction, and food and beverage markets.

The results of operations for the Industrial Packaging segment for the second quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$711,447	$620,660	$1,334,739	$1,175,298
Operating income	93,686	79,862	162,695	144,917
Margin %	13.2%	12.9%	12.2%	12.3%

In the second quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	0.7%	2.0%	0.2%	0.7%	2.3%	0.2%
Changes in variable margins and
overhead costs	—	5.1	0.7	—	(0.3)	—
Total	0.7	7.1	0.9	0.7	2.0	0.2

Acquisitions and divestitures	5.5	0.5	(0.7)	5.3	1.0	(0.5)
Restructuring costs	—	0.7	0.1	—	1.0	0.1
Translation	8.4	9.0	—	7.6	8.3	0.1
Other	—	—	—	—	—	—
Total	14.6%	17.3%	0.3%	13.6%	12.3%	(0.1)%

Operating Revenues

Revenues increased 14.6% and 13.6% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to the favorable effect of currency translation and revenues from acquired companies. The increase in acquisition revenue was primarily related to the purchase of a European industrial packaging business and a European stretch packaging business. Total base revenues increased modestly for the current quarter and year-to-date periods as declines in the strapping and equipment businesses were offset with strong growth in the worldwide insulation businesses due to penetration in emerging markets.

Operating Income

Operating income increased 17.3% and 12.3% for the second quarter and year-to-date periods of 2008 versus 2007 primarily due to the favorable effect of currency translation, lower overhead costs and the positive leverage effect of the increase in base revenues. Operating margins in the second quarter were favorably impacted by lower overhead costs as a result of tighter cost controls and the benefits of prior year restructuring projects partially offset by raw material price increases.

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

The results of operations for the Power Systems & Electronics segment for the second quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$648,784	$565,256	$1,231,174	$1,119,676
Operating income	142,130	116,124	266,951	232,218
Margin %	21.9%	20.5%	21.7%	20.7%

In the second quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	7.7%	14.4%	1.3%	4.3%	7.9%	0.7%
Changes in variable margins and
overhead costs	—	3.9	0.8	—	4.0	0.8
Total	7.7	18.3	2.1	4.3	11.9	1.5

Acquisitions and divestitures	3.7	1.0	(0.6)	2.8	1.1	(0.4)
Restructuring costs	—	0.3	0.1	—	—	—
Impairment of goodwill and
intangibles	—	—	—	—	(0.4)	(0.1)
Translation	3.4	2.8	(0.1)	2.8	2.3	(0.1)
Other	—	—	(0.1)	0.1	0.1	0.1
Total	14.8%	22.4%	1.4%	10.0%	15.0%	1.0%

Operating Revenues

Revenues increased 14.8% and 10.0% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to an increase in base revenues, revenues from acquired companies and the positive effect of currency translation. Base revenues grew 7.7% and 4.3% for the second quarter and year-to-date periods primarily due to a 25.2% and 21.8% increase in the second quarter and year-to-date periods, respectively, in international welding businesses due to stronger demand in energy and shipping end markets. North American base revenues increased 3.3% and 0.8% during the same periods. Base revenues for the PC board fabrication businesses increased 6.9% and 1.2 % in the second quarter and year-to-date periods, respectively, primarily due to the ability to implement price increases. The growth in acquisition revenue was primarily due to the purchase of a PC board fabrication business and a welding accessories business.

Operating Income

Operating income increased 22.4% and 15.0% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to the positive leverage effect from the increase in base revenues, reduced operating expenses, the favorable effect of currency translation, and income from acquired companies. Total operating margins increased 1.4% and 1.0% for the quarter and year-to-date periods, respectively, primarily due to leverage from the increase in revenue, improved margins at the PC board fabrication businesses resulting from prior year restructuring and improved variable margins.

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers for transportation-related applications.

In the Transportation segment, products include:
•	metal and plastic components and assemblies for automobiles and trucks;
•	metal and plastic fasteners for automobiles and trucks;
•	fluids and polymers for maintenance and appearance;
•	fillers and putties for auto body repair; and
•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive original equipment manufacturers and tiers and automotive aftermarket markets.

The results of operations for the Transportation segment for the second quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$630,650	$583,743	$1,224,911	$1,113,038
Operating income	99,743	107,175	191,394	191,460
Margin %	15.8%	18.4%	15.6%	17.2%

In the second quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(4.7)%	(10.1)%	(1.0)%	(2.0)%	(4.4)%	(0.4)%
Changes in variable margins and
overhead costs	—	(2.9)	(0.6)	—	(3.5)	(0.6)
Total	(4.7)	(13.0)	(1.6)	(2.0)	(7.9)	(1.0)

Acquisitions	5.6	3.6	(0.2)	5.7	2.5	(0.5)
Restructuring costs	—	(5.5)	(1.1)	—	(1.8)	(0.3)
Translation	7.2	8.0	0.3	6.3	7.1	0.2
Other	(0.1)	—	—	0.1	0.1	—
Total	8.0%	(6.9)%	(2.6)%	10.1%	—%	(1.6)%

Operating Revenues

Revenues increased 8.0% and 10.1% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to the favorable effect of currency translation and acquisitions, partially offset by declines in base revenue. Acquisition revenue was primarily due to the purchases of a worldwide components business and an automotive aftermarket business. Base revenues for the North American automotive businesses declined 12.8% and 8.9% in the second quarter and year-to-date periods, respectively, due to a 21.4% and 17.4% decline in automotive production at the Detroit 3 automotive manufacturers in the second quarter and year-to-date periods, respectively. International automotive base revenues were flat in the second quarter and increased 2.6% year-to-date primarily due to increased European automotive production. Base revenues for the automotive aftermarket businesses increased 5.7% and 4.9% for the second quarter and year-to-date periods, respectively, primarily due to growth in sales to Asian end markets.

Operating Income

Operating income decreased 6.9% and was flat for the second quarter and year to-date periods, respectively, over the same periods of 2007 primarily due to the negative leverage effect of the decrease in base revenues described above, higher restructuring costs and increased operating expenses, partially offset by the favorable effect of currency translation and income from acquired businesses. Base margins declined in the second quarter and year-to-date periods due to the decline in revenue, higher raw material costs and price pressure, and unfavorable product mix issues in the automotive aftermarket businesses.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$566,172	$541,227	$1,050,206	$1,015,763
Operating income	78,321	81,199	128,760	133,788
Margin %	13.8%	15.0%	12.3%	13.2%

In the second quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(4.3)%	(12.0)%	(1.2)%	(4.9)%	(15.5)%	(1.5)%
Changes in variable margins and
overhead costs	—	(1.7)	(0.3)	—	(2.6)	(0.3)
Total	(4.3)	(13.7)	(1.5)	(4.9)	(18.1)	(1.8)

Acquisitions	0.6	(0.8)	(0.2)	0.6	(0.9)	(0.2)
Restructuring costs	—	1.5	0.2	—	5.5	0.8
Impairment of goodwill and
intangibles	—	—	—	—	0.3	—
Translation	8.2	9.4	0.3	7.7	9.4	0.3
Other	0.1	0.1	—	—	—	—
Total	4.6%	(3.5)%	(1.2)%	3.4%	(3.8)%	(0.9)%

Operating Revenues

Revenues increased 4.6% and 3.4% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to the favorable effect of currency translation, partially offset by a decline in base revenues. Base revenues for the North American construction businesses decreased 12.4% and 15.0% in the second quarter and year-to-date periods, respectively, due to the ongoing weakness in the North American residential construction market. Notably, housing starts declined an annualized 30.4% and commercial construction fell 19.6% year-to-date. Internationally, base revenue increased 1.7% and 2.7% for the second quarter and year-to-date periods, respectively, primarily due to strong residential and commercial demand in the Australasian region, offset by weaker European demand.

Operating Income

Operating income decreased 3.5% and 3.8% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to the negative leverage effect from the decline in base revenues described above in the second quarter and year-to-date periods, partially offset by the favorable effect of currency translation and lower restructuring expenses. Base margins declined in both periods primarily due to the revenue decreases and an increase in European selling expenses, partially offset by the benefit of prior year North American restructuring projects.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales; and
•	kitchen exhaust, ventilation and pollution control systems.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$538,479	$473,598	$1,048,218	$864,152
Operating income	73,009	65,697	144,055	135,070
Margin %	13.6%	13.9%	13.7%	15.6%

In the second quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	2.3%	6.9%	0.6%	4.0%	11.0%	1.0%
Changes in variable margins and
overhead costs	—	(7.5)	(1.0)	—	(8.0)	(1.2)
Total	2.3	(0.6)	(0.4)	4.0	3.0	(0.2)

Acquisitions	5.1	13.7	1.2	11.9	3.9	(1.0)
Restructuring costs	—	(7.2)	(1.0)	—	(4.8)	(0.7)
Translation	6.3	5.2	(0.1)	5.4	4.6	—
Other	—	—	—	—	—	—
Total	13.7%	11.1%	(0.3)%	21.3%	6.7%	(1.9)%

Operating Revenues

Revenues increased 13.7% and 21.3% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 due to revenues from acquired companies, the favorable effect of currency translation and base revenue growth. The acquired revenues were primarily attributable to the acquisition of two worldwide food processing equipment businesses and a European food equipment business. International base revenues grew 3.8% and 7.1% for the second quarter and year-to-date periods, respectively, primarily due to strong European and Asian end market demand. North American base revenue increased 2.0% and 2.1% during the same periods primarily due to higher service revenues and increased demand in the institutional and restaurant sectors.

Operating Income

Operating income increased 11.1% and 6.7% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 as a result of the positive effect of leverage from the revenue increases described above, income from acquisitions and the favorable effect of currency translation, partially offset by increased operating expenses and higher restructuring costs. Base business margins declined due to competitive price pressure and higher warranty expenses in the food processing equipment businesses, and increased operating expenses in the service businesses.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for countertops, flooring, furniture and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for countertops;
•	solid surface materials for countertops;
•	high-pressure laminate flooring;
•	laminate for furniture applications; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction, residential construction and general industrial markets.

The results of operations for the Decorative Surfaces segment for the second quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$335,957	$322,773	$638,489	$606,495
Operating income	47,389	47,618	80,659	75,933
Margin %	14.1%	14.8%	12.6%	12.5%

In the second quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(1.3)%	(3.7)%	(0.4)%	0.3%	1.1%	0.1%
Changes in variable margins and
overhead costs	—	0.3	—	—	2.1	0.3
Total	(1.3)	(3.4)	(0.4)	0.3	3.2	0.4

Restructuring costs	—	0.4	0.1	—	0.4	—
Translation	5.4	2.5	(0.4)	4.9	2.7	(0.3)
Other	—	—	—	0.1	(0.1)	—
Total	4.1%	(0.5)%	(0.7)%	5.3%	6.2%	0.1%

Operating Revenues

Revenues increased 4.1% and 5.3% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to the favorable effect of currency translation. North American laminate base revenue increased 0.7% and 0.4% for the second quarter and year-to-date periods, respectively, primarily due to product penetration in the premium high definition laminate product line. These increases were offset by second quarter and year-to-date double digit base revenue declines in the flooring businesses primarily due to declines in the residential construction market. International base revenues grew 0.3% and 2.2% for the second quarter and year-to-date periods, respectively, primarily due to strong demand in the Asian end markets.

Operating Income

Operating income decreased 0.5% in the second quarter of 2008 and increased 6.2% for the year-to-date period over the same periods of 2007. For the second quarter, the decrease in income and operating margin is primarily due to the negative leverage effect from the decrease in revenues described above. For the year-to-date period, income increased primarily due to favorable currency translation, lower overhead expense and leverage from the increase in base revenues and lower overhead expense due to 2007 selling expenses related to a new product launch.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and janitorial and sanitation supplies.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$300,835	$229,672	$557,652	$431,400
Operating income	55,166	40,701	92,484	71,082
Margin %	18.3%	17.7%	16.6%	16.5%

In the second quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	2.3%	5.8%	0.6%	3.2%	8.6%	0.9%
Changes in variable margins and
overhead costs	—	13.5	2.3	—	7.7	1.2
Total	2.3	19.3	2.9	3.2	16.3	2.1

Acquisitions	20.7	9.7	(2.1)	19.0	6.4	(2.0)
Restructuring costs	—	(0.9)	(0.2)	—	(0.6)	(0.1)
Impairment of goodwill and
intangibles	—	—	—	—	1.2	0.2
Translation	8.0	7.4	(0.1)	7.0	6.8	—
Other	—	—	0.1	0.1	—	(0.1)
Total	31.0%	35.5%	0.6%	29.3%	30.1%	0.1%

Operating Revenues

Revenues increased 31.0% and 29.3% for the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to acquisitions, the favorable effect of currency translation and base revenue growth. Growth in acquisition revenue was primarily the result of the purchase of an international fluid products business, two polymers and industrial adhesives businesses, an Australian polymers business, two North American construction adhesives businesses and a South American sealant business. Base revenues increased in the second quarter and year-to-date periods primarily due to growth in North American polymers businesses of 9.4% and 5.5% for the second quarter and year-to-date periods, respectively, mainly in specialty adhesives and epoxy products, partially offset by a decline in demand in the European fluids and construction polymers businesses.

Operating Income

Operating income increased 35.5% and 30.1% in the second quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily from reduced overhead expenses and the positive effect of leverage from the increase in base revenues, income from acquisitions and the favorable effect of currency translation. Total operating margins for both periods increased primarily due to tighter cost controls and benefits of prior year restructuring at base businesses, partially offset by lower margins of acquired businesses and increased raw material costs.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	equipment and related software for testing of materials and structures;
•	software and related services for industrial and health care applications;
•	swabs, wipes and mats for clean room usage;
•	foil and film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray equipment; and
•	static and contamination control equipment.

This segment primarily serves the general industrial, consumer durables and food and beverage markets.

The results of operations for the All Other segment for the second quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues	$853,107	$811,528	$1,653,586	$1,550,756
Operating income	167,268	157,220	209,675	279,605
Margin %	19.6%	19.4%	12.7%	18.0%

In the second quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
Leverage	(0.9)%	(2.2)%	(0.3)%	(1.2)%	(3.2)%	(0.4)%
Changes in variable margins and
overhead costs	—	3.8	0.7	—	6.7	1.2
Total	(0.9)	1.6	0.4	(1.2)	3.5	0.8

Acquisitions and divestitures	1.1	(0.2)	(0.3)	3.5	1.1	(0.2)
Restructuring costs	—	(0.2)	—	—	0.2	—
Impairment of goodwill and
intangibles	—	—	—	—	(34.7)	(6.3)
Translation	4.8	5.3	0.1	4.3	4.9	0.3
Other	0.1	(0.1)	—	—	—	0.1
Total	5.1%	6.4%	0.2%	6.6%	(25.0)%	(5.3)%

Operating Revenues

Revenues increased 5.1% and 6.6% in the second quarter and year-to-date periods of 2008, respectively, versus the same periods of 2007 primarily due to the favorable effect of currency translation and revenues from acquired companies. The increase in acquisition revenue was primarily due to the purchase of two test and measurement businesses, two decorating and graphics businesses, an industrial software business, and a label business. Total base revenues declined 0.9% in the second quarter, primarily due to a 4.6% and 1.5% decline in the industrial and appliance businesses and consumer packaging businesses, respectively, partially offset by an increase of 9.0% in the test and measurement businesses. The 1.2% decline in the year-to-date period was primarily due to a 9.2% increase in the test and measurement businesses, offset by a 6.4% and 1.3% decline in the industrial appliance finishing businesses and consumer packaging businesses, respectively. The test and measurement businesses benefited from a strong backlog at the end of 2007 and new product introductions.

Operating Income

Operating income increased 6.4% in the second quarter of 2008 primarily due to currency translation, partially offset by the negative effect of leverage from the decrease in base revenue discussed above. Operating income decreased 25.0% for the year-to-date period primarily due to the first quarter 2008 goodwill impairment charge related to a worldwide software business. In addition, lower operating expenses, as a result of tighter cost controls and the benefits of prior year restructuring projects, and the favorable effect of currency translation partially offset the declines.

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company does not amortize goodwill and intangible assets that have indefinite lives. In the first quarter of each year, the Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the fair value of the related operating segment or intangible asset.

As of January 1, 2008, the Company had assigned its recorded goodwill and intangible assets to 59 of its 60 operating segments. When performing its annual impairment assessment, the Company compares the fair value of each operating segment to its carrying value. Fair values are determined primarily by discounting estimated future cash flows at an estimated cost of capital of 10%. Estimated future cash flows are based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant operating segment. When the discounted cash flow method is not solely representative of fair value, the Company may also employ additional valuation techniques, such as market comparables. If the fair value of an operating segment is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the operating segment’s goodwill and the carrying value of the goodwill.

In the first quarter of 2008, the Company performed its annual impairment testing of its goodwill and intangible assets, which resulted in total impairment charges of $98.6 million. The first quarter 2008 goodwill impairment charge of $97.2 million related to the Company’s worldwide software business in the All Other segment. The goodwill impairment was primarily driven by the combination of lower forecasts for this business and lower market driven multiples that were being paid for similar businesses.

INTEREST EXPENSE

Interest expense increased to $74.1 million in the first six months of 2008 from $50.0 million in the first six months of 2007 primarily due to interest on the 5.25% Euro notes issued in October 2007.

OTHER INCOME

Other income decreased to $2.8 million for the first six months of 2008 versus income of $37.1 million in 2007, primarily due to a first quarter 2008 charge for European transfer taxes related to legal entity structuring transactions and lower investment income. These amounts were partially offset by higher interest income in 2008 earned on short-term investments, and lower currency translation losses in 2008 versus 2007.

INCOME TAXES

The effective tax rate for the first six months of 2008 was 31.16% compared to 30.83% for the first six months of 2007. The increase in the effective tax rate resulted primarily from the impairment of non-deductible goodwill in the first quarter of 2008. Excluding the impairment, the Company’s effective tax rate for the first six months was 29.01%. The reduction in the effective tax rate, excluding the impairment, resulted primarily from a higher proportionate share of income in foreign jurisdictions with lower tax rates.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $829.8 million ($1.57 per diluted share) in the first six months of 2008 was 4.1% lower than the 2007 income from continuing operations of $865.4 million ($1.54 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2008 increased operating revenues for the first six months of 2008 by approximately $450 million and increased earnings by approximately 9 cents per diluted share. The weakening of the U.S. dollar against foreign currencies in 2007 increased operating revenues for the first six months of 2007 by approximately $228 million and increased earnings by approximately 5 cents per diluted share.

DISCONTINUED OPERATIONS

In the first six months of 2007, the Company completed the divestitures of a consumer packaging business and an automotive machinery business which resulted in an after-tax gain of $41.2 million. As of June 30, 2008 and December 31, 2007, the Company also classified a separate consumer packaging business and an automotive components business as held for sale. The operating results of these businesses, along with the gains realized, net of tax, have been presented as discontinued operations. Assets of $144.7 million and liabilities of $5.1 million related to the two businesses held for sale as of June 30, 2008, have been classified as prepaids and other current assets and accrued expenses, respectively.

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

Free operating cash flow is used to measure normal cash flow generated by operations that is available for dividends, acquisitions, share repurchases and debt repayment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the second quarter of 2008 and 2007 was as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net cash provided by operating activities	$450,104	$531,638	$944,028	$954,457
Additions to plant and equipment	(95,982)	(89,038)	(184,987)	(174,329)
Free operating cash flow	$354,122	$442,600	$759,041	$780,128

Acquisitions	$(442,152)	$(155,338)	$(678,194)	$(424,420)
Cash dividends paid	(146,379)	(116,911)	(294,806)	(234,248)
Proceeds from sale of operations and affiliates	4,733	58,021	1,006	149,760
Issuance of common stock	17,642	26,098	35,195	77,101
Repurchases of common stock	(200,000)	(300,000)	(585,574)	(479,873)
Net proceeds (repayments) of debt	110,421	(86,293)	535,576	2,922
Repayment of preferred stock of subsidiary	—	—	—	(40,000)
Other	14,346	38,756	40,406	59,931
Net decrease in cash and equivalents	$(287,267)	$(93,067)	$(187,350)	$(108,699)

On August 20, 2007 the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. In the first six months of 2008, the Company repurchased 11.8 million shares of its common stock at an average price of $49.71 per share. There are approximately $2.0 billion of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC for the second quarter of 2008 and 2007 was as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Operating income after taxes	$537,265	$482,952	$878,862	$874,359
Invested capital:
Trade receivables	$3,302,285	$2,882,698	$3,302,285	$2,882,698
Inventories	1,845,621	1,612,380	1,845,621	1,612,380
Net plant and equipment	2,285,049	2,116,828	2,285,049	2,116,828
Investments	506,407	560,667	506,407	560,667
Goodwill and intangible assets	6,279,880	5,409,113	6,279,880	5,409,113
Accounts payable and accrued expenses	(2,369,496)	(1,998,511)	(2,369,496)	(1,998,511)
Other, net	(62,399)	(191,553)	(62,399)	(191,553)
Total invested capital	$11,787,347	$10,391,622	$11,787,347	$10,391,622
Average invested capital	$11,441,668	$10,253,622	$11,235,496	$10,117,625
Annualized return on average invested capital	18.8%	18.8%	15.6%	17.3%

The 170 basis point decrease in ROIC for year-to-date 2008 was the result of average invested capital increasing 11.0% while after-tax operating income increased only 0.5%, primarily due to the $97.2 million impairment of mostly non-tax deductible goodwill in the first quarter of 2008.

Working Capital

Net working capital at June 30, 2008 and December 31, 2007 is summarized as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007	Increase/(Decrease)
Current assets:
Cash and equivalents	$640,174	$827,524	$(187,350)
Trade receivables	3,302,285	2,915,546	386,739
Inventories	1,845,621	1,625,820	219,801
Other	762,162	796,765	(34,603)
	6,550,242	6,165,655	384,587
Current liabilities:
Short-term debt	1,465,927	410,512	1,055,415
Accounts payable and accrued expenses	2,369,496	2,195,965	173,531
Other	339,786	353,808	(14,022)
	4,175,209	2,960,285	1,214,924
Net working capital	$2,375,033	$3,205,370	$(830,337)
Current ratio	1.57	2.08

Trade receivables and inventories increased primarily as a result of increased sales, acquisitions and foreign currency translation. Short-term debt increased due to the 5.75% redeemable notes becoming current, as well as an increase in commercial paper to fund stock repurchases and dividend payments in excess of operating cash flows. Accounts payable and accrued expenses increased primarily as a result of acquisitions and foreign currency translation.

Debt

Total debt at June 30, 2008 and December 31, 2007 was as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Short-term debt	$1,465,927	$410,512
Long-term debt	1,462,435	1,888,839
Total debt	$2,928,362	$2,299,351

Total debt to capitalization	23.6%	19.7%

The Company had outstanding commercial paper of $733.4 million at June 30, 2008 and $201.0 million at December 31, 2007.

In 1999, the Company issued $500.0 million of 5.75% redeemable notes due March 1, 2009. The balance related to these notes outstanding at June 30, 2008 was classified as short-term debt. The balance outstanding at December 31, 2007 was classified as long-term debt.

In June 2007, the Company entered into a $1.0 billion Line of Credit Agreement with a termination date of June 13, 2008. This line of credit was replaced on June 13, 2008 by a $1.5 billion Line of Credit Agreement with a termination date of June 12, 2009. No amounts were outstanding under this facility at June 30, 2008.

Stockholders’ Equity

The changes to stockholders’ equity during 2008 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2007	$9,351,325
Net income	831,711
Cash dividends declared	(291,802)
Repurchases of common stock	(585,574)
Stock option activity	61,223
Pension and other postretirement benefit adjustments, net of tax	(448)
Adoption of SFAS 158, net of tax	(9,215)
Currency translation adjustments	141,939
Total stockholders’ equity, June 30, 2008	$9,499,159

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding 2008 contributions to the Company’s pension and postretirement plans, potential liability for European transfer taxes, the adequacy of internally generated funds, the meeting of dividend payout objectives, and the estimated amount of unrecognized tax benefits. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn or further downturn in the construction, general industrial, automotive, or food institutional/restaurant and service markets, (2) deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The Company practices fair disclosure for all interested parties. Investors should be aware that while the Company regularly communicates with securities analysts and other investment professionals, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2008. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2008 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time.

Share repurchase activity under this program for the second quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value that may yet be Purchased Under Program
May 2008	1,329,138	$51.19	1,329,138	$2,158,100,000
June 2008	2,578,057	51.19	2,578,057	2,026,100,000
Total	3,907,195	51.19	3,907,195

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 2, 2008. The following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominees	In Favor	Withheld
W. F. Aldinger	452,356,934	10,033,313
M. D. Brailsford	449,188,337	13,144,869
S. Crown	454,335,128	8,142,818
D. H. Davis, Jr.	457,561,160	5,027,652
R. C. McCormack	451,658,456	8,632,235
R. S. Morrison	459,582,903	2,993,348
J. A. Skinner	456,388,028	6,345,308
H. B. Smith	456,466,807	6,092,520
D.B. Speer	453,584,728	9,035,603
P.B. Strobel	459,165,211	3,394,797

The performance factors and award limit under the Executive Incentive Plan was reapproved with 449,595,709 votes in favor, 12,332,750 votes against, and 3,889,553 votes abstained.

The appointment of Deloitte & Touche LLP as the Company’s independent public accountants was ratified with 456,637,696 votes in favor, 5,776,775 votes against, and 3,403,539 votes abstained.

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: August 8, 2008	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)