Form 10-Q
period 2008-09-30
ILLINOIS TOOL WORKS INC
filed 2008-11-05
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [ ]     No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2008: 511,162,698.

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

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME (UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating Revenues	$4,147,757	$3,744,402	$12,190,960	$10,962,643
Cost of revenues	2,699,268	2,389,520	7,860,141	7,013,882
Selling, administrative, and research
and development expenses	759,142	669,563	2,272,862	2,010,476
Amortization and impairment of
goodwill and other intangible assets	50,384	35,762	133,834	108,109
Operating Income	638,963	649,557	1,924,123	1,830,176
Interest expense	(38,169)	(25,783)	(112,126)	(75,734)
Other income	15,899	23,024	20,059	53,582
Income from Continuing Operations
Before Income Taxes	616,693	646,798	1,832,056	1,808,024
Income Taxes	173,404	182,697	522,100	539,616
Income from Continuing Operations	443,289	464,101	1,309,956	1,268,408
Income (Loss) from Discontinued
Operations	10,229	26,987	(24,727)	130,721
Net Income	$453,518	$491,088	$1,285,229	$1,399,129

Income Per Share from Continuing
Operations:
Basic	$0.86	$0.84	$2.51	$2.28
Diluted	$0.85	$0.84	$2.49	$2.27
Income (Loss) Per Share from
Discontinued Operations:
Basic	$0.02	$0.05	$(0.05)	$0.24
Diluted	$0.02	$0.05	$(0.05)	$0.23
Net Income Per Share:
Basic	$0.88	$0.89	$2.46	$2.52
Diluted	$0.87	$0.89	$2.45	$2.50
Cash Dividends:
Paid	$0.28	$0.21	$0.84	$0.63
Declared	$0.31	$0.28	$0.87	$0.70
Shares of Common Stock Outstanding
During the Period:
Average	517,914	549,561	521,886	555,474
Average assuming dilution	521,086	554,255	525,326	559,949

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In thousands)	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and equivalents	$867,618	$827,524
Trade receivables	2,981,707	2,915,546
Inventories	1,835,525	1,625,820
Deferred income taxes	168,486	189,093
Prepaid expenses and other current assets	505,859	464,143
Assets held for sale	619,764	143,529
Total current assets	6,978,959	6,165,655
Plant and Equipment:
Land	229,842	226,208
Buildings and improvements	1,418,336	1,476,673
Machinery and equipment	3,616,155	3,852,241
Equipment leased to others	164,888	154,111
Construction in progress	136,619	109,267
	5,565,840	5,818,500
Accumulated depreciation	(3,445,071)	(3,624,490)
Net plant and equipment	2,120,769	2,194,010

Investments	498,348	507,567
Goodwill	4,782,752	4,387,165
Intangible Assets	1,689,705	1,296,176
Deferred Income Taxes	74,210	61,416
Other Assets	874,848	913,873
	$17,019,591	$15,525,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$2,197,110	$410,512
Accounts payable	845,634	854,148
Accrued expenses	1,395,273	1,335,973
Cash dividends payable	158,460	148,427
Income taxes payable	211,224	205,381
Liabilities held for sale	206,537	5,844
Total current liabilities	5,014,238	2,960,285
Noncurrent Liabilities:
Long-term debt	1,398,165	1,888,839
Deferred income taxes	464,800	260,658
Other	1,046,468	1,064,755
Total noncurrent liabilities	2,909,433	3,214,252

Stockholders’ Equity:
Common stock	5,314	5,625
Additional paid-in-capital	81,656	173,610
Income reinvested in the business	9,117,416	9,879,065
Common stock held in treasury	(991,583)	(1,757,761)
Accumulated other comprehensive income	883,117	1,050,786
Total stockholders’ equity	9,095,920	9,351,325
	$17,019,591	$15,525,862

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30
	2008	2007
Cash Provided by (Used for) Operating Activities:
Net income	$1,285,229	$1,399,129
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of businesses	(25,966)	(36,475)
Depreciation	284,600	263,736
Amortization and impairment of goodwill and other intangible assets	272,815	119,060
Change in deferred income taxes	27,236	2,738
Provision for uncollectible accounts	4,010	5,970
Loss on sale of plant and equipment	623	1,247
Income from investments	(27,800)	(43,973)
Stock compensation expense	31,950	22,775
Other non-cash items, net	11,161	(6,556)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(105,219)	(121,676)
Inventories	(131,583)	(55,409)
Prepaid expenses and other assets	(38,197)	(20,841)
Increase (decrease) in--
Accounts payable	(35,389)	(49,262)
Accrued expenses and other liabilities	46,397	529
Income taxes receivable and payable	28,482	209,077
Other, net	4,438	829
Net cash provided by operating activities	1,632,787	1,690,898
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(1,324,239)	(619,509)
Additions to plant and equipment	(274,295)	(254,627)
Purchases of investments	(3,109)	(8,101)
Proceeds from investments	21,538	50,677
Proceeds from sale of plant and equipment	15,455	14,461
Proceeds from sale of businesses	106,364	160,348
Other, net	(4,679)	(6,859)
Net cash used for investing activities	(1,462,965)	(663,610)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(440,229)	(350,122)
Issuance of common stock	45,333	99,857
Repurchases of common stock	(991,583)	(958,911)
Net proceeds from short-term debt	1,275,667	196,912
Proceeds from long-term debt	1,824	108
Repayments of long-term debt	(4,875)	(11,267)
Excess tax benefits from share-based compensation	3,974	13,910
Repayment of preferred stock of subsidiary	—	(40,000)
Net cash used for financing activities	(109,889)	(1,049,513)
Effect of Exchange Rate Changes on Cash and Equivalents	(19,839)	34,122
Cash and Equivalents:
Increase during the period	40,094	11,897
Beginning of period	827,524	590,207
End of period	$867,618	$602,104
Cash Paid During the Period for Interest	$65,974	$115,728
Cash Paid During the Period for Income Taxes	$491,820	$349,814
Liabilities Assumed from Acquisitions	$464,053	$387,672

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)	COMPREHENSIVE INCOME

The Company’s components of comprehensive income in the periods presented are:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net Income	$453,518	$491,088	$1,285,229	$1,399,129
Other Comprehensive Income:
Foreign currency translation adjustments	(313,175)	97,427	(171,236)	173,671
Pension and other postretirement benefit adjustments, net of tax	442	4,840	(6)	19,788
Comprehensive Income	$140,785	$593,355	$1,113,987	$1,592,588

(2)	DISCONTINUED OPERATIONS

In August 2008, the Company’s Board of Directors authorized the divestiture of the Decorative Surfaces segment and Click Commerce industrial software business which was previously reported in the All Other segment. The Company is actively marketing these businesses and expects to dispose of both businesses before the third quarter of 2009. Additionally, in the third quarter of 2008, the Company completed the sale of a certain consumer packaging business resulting in a gain from disposal. The consolidated statement of income for all periods have been restated to present the Decorative Surfaces segment and Click Commerce business, as well as certain other previously sold or held for sale businesses, as discontinued operations.

Results of the discontinued operations for the third quarter of 2008 and 2007 were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues	$342,284	$349,401	$1,054,214	$1,049,890

Income (loss) before taxes	$(2,452)	$43,393	$(6,140)	$135,414
Gain (loss) on sale of discontinued operations	25,062	(703)	25,062	34,091
Income tax expense	(12,381)	(15,703)	(43,649)	(38,784)
Income (loss) from discontinued operations	$10,229	$26,987	$(24,727)	$130,721

As of December 31, 2007, the Company had recorded the assets and liabilities of a certain consumer packaging business and a certain automotive components business as held for sale. The consumer packaging business was sold in the third quarter of 2008. As of September 30, 2008, the Company also recorded the assets and liabilities of the Decorative Surfaces segment and Click Commerce business as held for sale. The assets and liabilities held for sale at September 30, 2008 and December 31, 2007 were as follows:

(In thousands)	September 30, 2008	December 31, 2007
Trade receivables	$189,643	$14,790
Inventories	120,399	9,566
Net plant and equipment	148,983	16,266
Net goodwill and intangible assets	129,411	100,341
Other	31,328	2,566
Total assets held for sale	$619,764	$143,529
Accounts payable	$51,280	$3,903
Accrued expenses	92,132	1,941
Other	63,125	—
Total liabilities held for sale	$206,537	$5,844

(3)	INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 were as follows:

(In thousands)

	September 30, 2008	December 31, 2007
Raw material	$594,800	$516,914
Work-in-process	191,267	182,990
Finished goods	1,049,458	925,916
	$1,835,525	$1,625,820

(4)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

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

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the periods ended September 30, 2008 and 2007 were as follows:

(In thousands)	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$28,144	$28,833	$3,585	$3,697	$84,153	$86,198	$10,755	$11,261
Interest cost	30,042	26,737	8,091	8,008	90,361	79,699	24,524	24,124
Expected return on plan assets	(42,045)	(39,113)	(3,848)	(2,898)	(126,581)	(116,688)	(11,544)	(8,695)
Amortization of actuarial (gain)
loss	649	5,041	(204)	489	1,938	15,024	(708)	1,500
Amortization of prior service
cost (income)	(602)	(605)	1,565	1,565	(1,804)	(1,779)	4,695	4,695
Amortization of net transition
amount	25	3	—	—	70	13	—	—
Curtailment/settlement loss (gain)	12,900	—	—	—	12,900	6,000	(1,929)	(1,562)
Net periodic benefit cost	$29,113	$20,896	$9,189	$10,861	$61,037	$68,467	$25,793	$31,323

The Company expects to contribute $44,400,000 to its pension plans and $60,100,000 to its other postretirement plans in 2008. As of September 30, 2008, contributions of $30,800,000 to pension plans and $39,900,000 to other postretirement plans have been made.

(5)	SHORT-TERM DEBT

The Company had outstanding commercial paper of $1,493,653,000 at September 30, 2008 and $200,977,000 at December 31, 2007.

In 1999, the Company issued $500,000,000 of 5.75% redeemable notes due March 1, 2009. The balance related to these notes outstanding at September 30, 2008 has been classified as short-term debt. The balance outstanding at December 31, 2007 was classified as long-term debt.

In June 2007, the Company entered into a $1,000,000,000 Line of Credit Agreement with a termination date of June 13, 2008. This line of credit was replaced on June 13, 2008 by a $1,500,000,000 Line of Credit Agreement with a termination date of June 12, 2009. In September 2008, the Company exercised a provision of the agreement allowing for an increase in the line of credit to $1,800,000,000. No amounts were outstanding under this facility at September 30, 2008.

On October 24, 2008, the Company amended the Line of Credit Agreement in order to increase the line of credit to $2,500,000,000.

(6)	STOCKHOLDERS' EQUITY

Common Stock, Additional Paid-In-Capital, Income Reinvested in the Business and Common Stock Held in Treasury transactions during the first nine months of 2008 are shown below:

(In thousands)	Common Stock	Additional Paid-In-Capital	Income Reinvested in the Business	Common Stock Held in Treasury
Balance, December 31, 2007	$5,625	$173,610	$9,879,065	$(1,757,761)
During 2008 -
Retirement of treasury shares	(324)	(173,610)	(1,583,827)	1,757,761
Shares issued for stock options and grants	13	45,320	—	—
Stock compensation expense	—	31,950	—	—
Tax benefits related to stock options	—	4,386	—	—
Repurchases of common stock	—	—	—	(991,583)
Net income	—	—	1,285,229	—
Cash dividends declared	—	—	(450,263)	—
Adoption of SFAS 158, net of tax	—	—	(12,788)	—
Balance, September 30, 2008	$5,314	$81,656	$9,117,416	$(991,583)

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $3,000,000,000 of the Company’s common stock over an open-ended period of time. In the first nine months of 2008, the Company repurchased 20,248,408 shares of its common stock at an average price of $48.97 per share. In February 2008, the Company retired 32,425,297 shares of common stock held in treasury.

(7)	COMMITMENTS AND CONTINGENCIES

The Company has an estimated potential liability for European transfer taxes of up to approximately $54,000,000 related to legal entity reorganizations. The ultimate resolution of this liability will be dependent upon the determination of whether or not such transfers are deemed to have occurred and whether such taxes are applicable to transfers that occurred outside of Europe. As of September 30, 2008, a reserve of $14,900,000, net of $15,200,000 of deposits paid, has been recorded for this matter.

(8)	INCOME TAXES

The Company and its subsidiaries file tax returns in the U.S. and in various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

As part of the Australia audit for 2003, the Australian Tax Office is reviewing an intercompany financing transaction between the U.S. and Australia. In the U.S., the Internal Revenue Service has completed its audits for the years 2001-2005 and has proposed several adjustments which the Company is protesting, the most significant of which is related to leveraged leases. The Company has recorded its best estimate of the exposure for these two audits; however, it is reasonably possible that the Company will resolve the Australian financing and leveraged lease issues within the next 12 months and that the amount of the Company’s unrecognized tax benefits may change by a range of approximately a $124 million decrease to a $90 million increase.

(9)	SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

In 2007, the Company classified two consumer packaging businesses, an automotive machinery business and an automotive components business as discontinued operations. Additionally, in August 2008, the Company’s Board of Directors authorized the divestiture of the Decorative Surfaces segment and Click Commerce industrial software business which was previously reported in the All Other segment. The consolidated statement of income for all periods has been restated to present the results related to these businesses as discontinued operations.

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues	$4,147,757	$3,744,402	$12,190,960	$10,962,643
Operating income	638,963	649,557	1,924,123	1,830,176
Margin %	15.4%	17.3%	15.8%	16.7%

In the third quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(0.8)%	(1.9)%	(0.2)%	(0.1)%	(0.4)%	—%
Changes in variable margins and
overhead costs	—	(6.1)	(1.1)	—	(1.5)	(0.3)
Total	(0.8)	(8.0)	(1.3)	(0.1)	(1.9)	(0.3)

Acquisitions and divestitures	6.9	1.9	(0.7)	6.0	1.8	(0.7)
Restructuring costs	—	0.3	0.1	—	0.1	—
Impairment of goodwill & intangibles	—	0.1	—	—	0.1	—
Translation	4.7	4.1	—	5.4	5.0	—
Other	—	—	—	(0.1)	—	0.1
Total	10.8%	(1.6)%	(1.9)%	11.2%	5.1%	(0.9)%

Operating Revenues

Revenues increased 10.8% and 11.2% in the third quarter and year-to-date periods of 2008, respectively, versus 2007 primarily due to revenues from acquisitions and the favorable effect of currency translation. Total base revenues declined 0.8% and 0.1% in the third quarter and year-to-date periods, respectively, as price increases were more than offset by volume decreases. International base revenues increased 1.2% in the third quarter and 2.7% year-to-date, offset by a 2.1% and 2.4% decline, respectively, in North American base revenues. The Company’s Asia-Pacific end markets continue to experience relatively strong growth while Europe showed weakening end markets. North American revenues continue to be negatively impacted by declines in the residential construction and automotive sectors as well as weak industrial production.

Operating Income

Operating income in the third quarter declined 1.6% and increased 5.1% year-to-date versus 2007 primarily due to the negative effect of lower sales and decreased variable margins, offset in the year-to-date-period by the positive effect of currency translation and income from acquired businesses. Total operating margins decreased 1.9% and 0.9% for the third quarter and year-to-date period, respectively, primarily due to lower margins of acquired companies and base businesses. Base margins declined 130 basis points and 30 basis points in the third quarter and year-to-date periods, respectively, mainly due to volume decreases and lower variable margins associated with raw material price increases. These decreases were partially offset by lower overhead expenses at base businesses due to tighter cost controls.

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Industrial Packaging	$687,549	$599,655	$2,022,286	$1,775,801
Power Systems & Electronics	620,743	567,479	1,851,919	1,687,155
Transportation	581,865	534,494	1,806,776	1,647,255
Construction Products	525,005	516,432	1,575,211	1,532,195
Food Equipment	542,687	500,419	1,590,905	1,364,572
Polymers & Fluids	371,036	252,507	928,688	684,689
All Other	833,115	786,935	2,458,507	2,309,539
Intersegment revenues	(14,243)	(13,519)	(43,332)	(38,563)
Total operating revenues	$4,147,757	$3,744,402	$12,190,960	$10,962,643

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products used for bundling, shipping and protecting transported goods.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the primary metals, general industrial, construction, and food and beverage markets.

The results of operations for the Industrial Packaging segment for the third quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues	$687,549	$599,655	$2,022,286	$1,775,801
Operating income	76,247	78,532	237,229	221,936
Margin %	11.1%	13.1%	11.7%	12.5%

In the third quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	5.2%	15.8%	1.3%	2.2%	7.2%	0.6%
Changes in variable margins and
overhead costs	—	(20.6)	(2.5)	—	(6.7)	(0.8)
Total	5.2	(4.8)	(1.2)	2.2	0.5	(0.2)

Acquisitions and divestitures	4.2	3.5	—	4.9	1.8	(0.3)
Restructuring costs	—	(5.2)	(0.6)	—	(1.3)	(0.2)
Impairment of goodwill & intangibles	—	0.5	—	—	0.2	—
Translation	5.3	3.1	(0.2)	6.8	5.7	(0.1)
Other	—	—	—	—	—	—
Total	14.7%	(2.9)%	(2.0)%	13.9%	6.9%	(0.8)%

Operating Revenues

Revenues increased 14.7% and 13.9% in the third quarter and year-to-date-periods of 2008, respectively, over the same periods of 2007 due to the favorable effect of currency translation, increased base revenues and revenues from acquired companies. The increase in acquisition revenue was primarily related to the acquisition of a European industrial packaging business, a European stretch packaging business and a U.S. equipment business. Total base revenues increased for the current quarter and year-to-date periods as price increases and strong growth in the worldwide insulation businesses, due to penetration in emerging markets, were partially offset by volume declines in the strapping businesses.

Operating Income

Operating income decreased 2.9% in the third quarter of 2008 and increased 6.9% year-to-date over the same periods of 2007. In the third quarter, the positive leverage effect of the revenue increase, income from acquisitions and the favorable effect of currency translation was more than offset by decreased variable margins and higher restructuring expenses. Variable margins in the third quarter and year-to-date was negatively affected by increased raw material costs and unfavorable product mix. Year-to-date, lower overhead costs, as a result of tighter cost controls and the benefit of prior year restructuring projects, partially offset these increases.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:
•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging; and
•	airport ground support equipment.

This segment primarily serves the general industrial, electronics and construction markets.

The results of operations for the Power Systems & Electronics segment for the third quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues	$620,743	$567,479	$1,851,919	$1,687,155
Operating income	118,220	110,772	383,760	341,736
Margin %	19.0%	19.5%	20.7%	20.3%

In the third quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	3.1%	6.1%	0.6%	3.9%	7.3%	0.7%
Changes in variable margins and
overhead costs	—	(1.1)	(0.2)	—	2.4	0.5
Total	3.1	5.0	0.4	3.9	9.7	1.2

Acquisitions and divestitures	3.7	(1.0)	(0.9)	3.2	0.4	(0.6)
Restructuring costs	—	0.9	0.2	—	0.3	0.1
Impairment of goodwill & intangibles	—	—	—	—	(0.2)	(0.1)
Translation	2.5	1.9	(0.1)	2.7	2.1	(0.1)
Other	0.1	(0.1)	(0.1)	—	—	(0.1)
Total	9.4%	6.7%	(0.5)%	9.8%	12.3%	0.4%

Operating Revenues

Revenues increased 9.4% and 9.8% in the third quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to an increase in base revenues, revenues from acquired companies and the positive effect of currency translation. Base revenues grew 3.1% and 3.9% for the third quarter and year-to-date periods primarily due to a 26.4% and 23.3% increase in international welding businesses in third quarter and year-to-date periods, respectively, due to stronger Asian demand in energy and ship building end markets. The third quarter decline in North American welding base revenues of 0.9% is a result of the continued slowdown in U.S. industrial production and related end markets. Year-to-date North American welding revenues have increased 0.2%. The acquisition revenue was primarily due to the purchase of a PC board fabrication business and a welding accessories business.

Operating Income

Operating income increased 6.7% and 12.3% in the third quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to the positive leverage effect from the increase in base revenues and the favorable effect of currency translation. In the third quarter, these increases were partially offset by lower income from acquisitions and decreased variable margins. Base margins increased 40 basis points and 120 basis points for the third quarter and year-to-date periods, respectively, primarily due to leverage from the increase in revenue. Year-to-date margin gains from lower overhead expenses due to improved performance in the PC board businesses are a result of prior year restructurings.

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers for transportation-related applications.

In the Transportation segment, products include:
•	metal and plastic components and assemblies for automobiles and trucks;
•	metal and plastic fasteners for automobiles and trucks;
•	fluids and polymers for maintenance and appearance;
•	fillers and putties for auto body repair; and
•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive original equipment manufacturers and tiers and automotive aftermarket markets.

The results of operations for the Transportation segment for the third quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues	$581,865	$534,494	$1,806,776	$1,647,255
Operating income	68,941	88,859	260,724	279,054
Margin %	11.8%	16.6%	14.4%	16.9%

In the third quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(9.6)%	(22.5)%	(2.4)%	(4.4)%	(10.2)%	(1.0)%
Changes in variable margins and
overhead costs	—	(10.3)	(1.9)	—	(4.9)	(0.9)
Total	(9.6)	(32.8)	(4.3)	(4.4)	(15.1)	(1.9)

Acquisitions	12.3	0.6	(1.5)	7.9	1.9	(0.9)
Restructuring costs	—	4.3	0.8	—	0.1	—
Translation	6.1	5.5	0.2	6.3	6.5	0.2
Other	0.1	—	—	(0.1)	—	0.1
Total	8.9%	(22.4)%	(4.8)%	9.7%	(6.6)%	(2.5)%

Operating Revenues

Revenues increased 8.9% and 9.7% in the third quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to revenues from acquired companies and favorable currency translation, partially offset by declines in base revenue. Acquisition revenue increased primarily due to the purchase of a U.S. truck remanufacturing and parts business, a worldwide components business and two automotive aftermarket businesses. Base revenues for the North American automotive businesses declined 18.1% and 11.8% in the third quarter and year-to date periods, respectively, due to a 15.3% and 12.7% decline in automotive production in the third quarter and year-to-date periods, respectively. International automotive base revenues declined 7.3% in the third quarter due to a 1.2% decline in European automotive production and product mix. Year-to-date international base revenues decreased 0.6% despite a 3.3% increase in European production due to product mix. Base revenues for the automotive aftermarket businesses increased 2.8% and 4.2% for the third quarter and year-to-date periods, respectively, primarily due to growth in sales to Asian end markets and higher demand as consumers are maintaining existing vehicles longer.

Operating Income

Operating income decreased 22.4% and 6.6% third quarter and year to-date periods, respectively, over the same periods of 2007 primarily due to the negative leverage effect from the decrease in base business revenues described above and various one-time charges in operating expenses. These decreases were partially offset by the favorable effect of currency translation, lower restructuring expenses and income from acquired businesses. Base margins declined due to the decline in revenue and lower variable margins due to increases in raw material costs and operating expenses.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues	$525,005	$516,432	$1,575,211	$1,532,195
Operating income	73,423	77,027	202,485	209,339
Margin %	14.0%	14.9%	12.9%	13.7%

In the third quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(4.4)%	(12.5)%	(1.3)%	(4.8)%	(14.5)%	(1.4)%
Changes in variable margins and
overhead costs	—	0.3	0.1	—	(0.5)	(0.1)
Total	(4.4)	(12.2)	(1.2)	(4.8)	(15.0)	(1.5)

Acquisitions	0.3	(0.6)	(0.2)	0.5	(0.8)	(0.2)
Restructuring costs	—	1.7	0.3	—	4.1	0.6
Impairment of goodwill & intangibles	—	—	—	—	0.2	—
Translation	5.8	6.4	0.2	7.1	8.2	0.2
Other	—	—	—	—	—	0.1
Total	1.7%	(4.7)%	(0.9)%	2.8%	(3.3)%	(0.8)%

Operating Revenues

Revenues increased 1.7% and 2.8% in the third quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to the favorable effect of currency translation partially offset by a decline in base revenues. Base revenues for the North American construction businesses decreased 6.2% and 12.3% in the third quarter and year-to-date periods, respectively, due to the ongoing weakness in the North American construction market. Notably, housing starts declined an annualized 31% and commercial construction fell 19%, on a square-footage basis, year-to-date. Internationally, base revenue decreased 3.2% and increased 0.7% for the third quarter and year-to-date, respectively, primarily due to growth in residential and commercial demand in the Australasian region offset by weaker European demand.

Operating Income

Operating income decreased 4.7% and 3.3% in the third quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to the negative leverage effect from the decline in base revenues described above, partially offset by lower restructuring expenses and the favorable effect of currency translation. Base margins declined in both periods primarily due to the revenue decreases.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales; and
•	kitchen exhaust, ventilation and pollution control systems.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues	$542,687	$500,419	$1,590,905	$1,364,572
Operating income	87,476	88,882	230,064	220,558
Margin %	16.1%	17.8%	14.5%	16.2%

In the third quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(1.7)%	(4.1)%	(0.5)%	1.9%	5.0%	0.5%
Changes in variable margins and
overhead costs	—	(2.9)	(0.5)	—	(5.0)	(0.8)
Total	(1.7)	(7.0)	(1.0)	1.9	—	(0.3)

Acquisitions	5.8	2.4	(0.5)	9.7	3.4	(0.8)
Restructuring costs	—	(0.8)	(0.1)	—	(3.3)	(0.5)
Translation	4.4	3.8	—	5.0	4.2	—
Other	(0.1)	—	(0.1)	—	—	(0.1)
Total	8.4%	(1.6)%	(1.7)%	16.6%	4.3%	(1.7)%

Operating Revenues

Revenues increased 8.4% and 16.6% in the third quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to revenues from acquired companies, the favorable effect of currency translation and year-to-date base revenue growth. The acquired revenues are primarily attributable to the acquisition of a European food equipment business and two worldwide food processing equipment businesses. International base revenues declined 3.2% in the third quarter due to weakening European end market demand. For the year-to-date period, international base revenues increased 3.2% on the strength of strong Asian demand. North American base revenue declined 1.2% in the third quarter while increasing 0.3% year-to-date primarily due to increased service revenue offset by declines in the institutional/restaurant end market.

Operating Income

Operating income decreased 1.6% and increased 4.3% in the third quarter and year-to-date periods of 2008, respectively, over the same periods of 2007. In the third quarter, favorable effect of currency translation and income from acquisitions were offset by increased operating expenses and higher restructuring costs. Third quarter base income decreased primarily as a result of North American revenue declines. Despite the decline in International revenues for the third quarter, operating income was flat as a result of tight cost controls. Base margins declined in both the third quarter and year-to-date periods due to competitive price pressure and higher warranty expenses in the food processing equipment businesses, increased operating expenses in the service business and new product introduction costs.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and janitorial and sanitation supplies.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues	$371,036	$252,507	$928,688	$684,689
Operating income	53,400	43,785	142,603	114,979
Margin %	14.4%	17.3%	15.4%	16.8%

In the third quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	3.5%	8.9%	0.9%	3.3%	8.7%	0.9%
Changes in variable margins and
overhead costs	—	(4.4)	(0.7)	—	0.3	—
Total	3.5	4.5	0.2	3.3	9.0	0.9

Acquisitions	36.2	10.8	(3.2)	25.3	8.1	(2.4)
Restructuring costs	—	0.6	0.1	—	(0.2)	—
Impairment of goodwill & intangibles	—	—	—	—	0.7	0.1
Translation	7.2	6.1	—	7.0	6.4	—
Other	—	—	—	—	—	—
Total	46.9%	22.0%	(2.9)%	35.6%	24.0%	(1.4)%

Operating Revenues

Revenues increased 46.9% and 35.6% for the third quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 due to acquisitions, the favorable effect of currency translation and base revenue growth. Acquisition revenue was primarily the result of the purchase of three polymers and industrial adhesives businesses, an international fluid products business, an Australian polymers business, two North American construction adhesives businesses and a South American sealant business. Base revenues increased primarily due to growth in North American polymers businesses of 15.4% and 9.1% for the third quarter and year-to-date periods, respectively, mainly in specialty adhesives and epoxy products, partially offset by a decline in demand in the European fluids and construction polymers businesses.

Operating Income

Operating income increased 22.0% and 24.0% in the third quarter and year-to-date periods of 2008, respectively, over the same periods of 2007 primarily due to income from acquisitions, the favorable effect of currency translation and the positive effect of leverage from the increase in base revenues. Total operating margins decreased for both periods primarily due to lower margins of acquired companies, which was partially offset by higher base margins.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	equipment and related software for testing of materials and structures;
•	swabs, wipes and mats for clean room usage;
•	foil and film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray equipment; and
•	static and contamination control equipment.

This segment primarily serves the general industrial, consumer durables and food and beverage markets.

The results of operations for the All Other segment for the third quarter and year-to-date periods of 2008 and 2007 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues	$833,115	$786,935	$2,458,507	$2,309,539
Operating income	161,256	161,700	467,258	442,574
Margin %	19.4%	20.5%	19.0%	19.2%

In the third quarter and year-to-date periods of 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(0.7)%	(1.6)%	(0.2)%	(1.0)%	(2.5)%	(0.3)%
Changes in variable margins and
overhead costs	—	(5.3)	(1.1)	—	1.6	0.3
Total	(0.7)	(6.9)	(1.3)	(1.0)	(0.9)	—

Acquisitions and divestitures	2.9	2.5	—	3.4	1.6	(0.4)
Restructuring costs	—	0.1	—	—	0.4	0.1
Impairment of goodwill & intangibles	—	—	—	—	0.1	—
Translation	3.7	4.1	0.1	4.1	4.5	0.1
Other	—	(0.1)	0.1	—	(0.1)	—
Total	5.9%	(0.3)%	(1.1)%	6.5%	5.6%	(0.2)%

Operating Revenues

Revenues increased 5.9% and 6.5% in the third quarter and year-to-date periods of 2008, respectively, versus the same periods of 2007 primarily due to the favorable effect of currency translation and revenues from acquired companies. The increase in acquisition revenue was primarily due to the purchase of three test and measurement businesses, two worldwide decorating and graphics businesses and a label business. In the third quarter of 2008, base revenues decreased 4.0% and 2.4% for the worldwide industrial and appliance businesses and consumer packaging businesses, respectively, partially offset by an increase of 11.2% and 0.8% in the worldwide test and measurement and finishing businesses, respectively. The 1.0% decline in the year-to-date period was primarily due to a 9.9% increase in the test and measurement businesses, offset by declines of 5.6%, 1.7%, and 1.0% in the industrial appliance, consumer packaging and finishing businesses, respectively.

Operating Income

Operating income decreased 0.3% in the third quarter of 2008 primarily due to increased raw material costs and the negative leverage effect from the decrease in base revenues discussed above, partially offset by the favorable effect of currency translation and income from acquisitions. Year-to-date operating income increased 5.6% primarily due to the favorable effect of currency translation, income from acquisitions and lower operating expenses resulting from tight cost control measures. Base margins declined in the third quarter as a result of lower revenues and lower variable margins due to increased raw material costs and operating expenses. Year-to-date base margins were flat as the impact of revenue declines were offset by lower operating expenses.

INTEREST EXPENSE

Interest expense increased to $112.1 million in the first nine months of 2008 from $75.7 million in the first nine months of 2007 primarily due to interest on the 5.25% Euro notes issued in October 2007.

OTHER INCOME

Other income decreased to $20.1 million for the first nine months of 2008 versus income of $53.6 million in 2007, primarily due to a first quarter 2008 charge for European transfer taxes related to legal entity structuring transactions and lower investment income in 2008. These amounts were partially offset by gains on currency translation in 2008 versus losses in 2007 and higher interest income in 2008 earned on short-term investments.

INCOME TAXES

The effective tax rate for the first nine months of 2008 was 28.5% compared to 29.8% for the first nine months of 2007. The reduction in the effective tax rate resulted primarily from a higher proportionate share of income in foreign jurisdictions with lower tax rates.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $1.31 billion ($2.49 per diluted share) in the first nine months of 2008 was 3.3% higher than the 2007 income from continuing operations of $1.27 billion ($2.27 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2008 increased operating revenues for the first nine months of 2008 by approximately $576 million and increased income from continuing operations by approximately 12 cents per diluted share. The weakening of the U.S. dollar against foreign currencies in 2007 increased operating revenues for the first nine months of 2007 by approximately $315 million and increased income from continuing operations by approximately 7 cents per diluted share.

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations was a loss of $24.7 million in the first nine months of 2008 versus income of $130.7 million in 2007, primarily due to goodwill impairment charges and lower gains on sales of discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company’s primary sources of liquidity are its free operating cash flow and short-term credit facilities, which management continues to believe will be adequate to service debt and to continue to pay dividends that meet its dividend payout guideline of 25% to 35% of the last two years’ average income from continuing operations. In addition, free operating cash flow and short-term credit facilities are expected to be adequate to finance internal growth, acquisitions and share repurchases.

Free operating cash flow is used to measure normal cash flow generated by operations that is available for dividends, acquisitions, share repurchases and debt repayment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the third quarter and year-to-date periods of 2008 and 2007 was as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net cash provided by operating activities	$688,759	$736,441	$1,632,787	$1,690,898
Additions to plant and equipment	(89,308)	(80,298)	(274,295)	(254,627)
Free operating cash flow	$599,451	$656,143	$1,358,492	$1,436,271

Acquisitions	$(646,045)	$(195,089)	$(1,324,239)	$(619,509)
Proceeds from investments	7,114	25,805	21,538	50,677
Cash dividends paid	(145,423)	(115,874)	(440,229)	(350,122)
Proceeds from sale of businesses	105,358	10,588	106,364	160,348
Issuance of common stock	10,138	22,756	45,333	99,857
Repurchases of common stock	(406,009)	(479,038)	(991,583)	(958,911)
Net proceeds of debt	737,040	182,831	1,272,616	185,753
Repayment of preferred stock of subsidiary	—	—	—	(40,000)
Other	(34,180)	12,474	(8,198)	47,533
Net increase in cash and equivalents	$227,444	$120,596	$40,094	$11,897

On August 20, 2007 the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. In the first nine months of 2008, the Company repurchased 20.2 million shares of its common stock at an average price of $48.97 per share. There are approximately $1.6 billion of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC for the third quarter and year-to-date periods of 2008 and 2007 was as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Operating income after taxes	$459,287	$466,057	$1,375,748	$1,283,868
Invested capital:
Trade receivables	$2,981,707	$2,842,414	$2,981,707	$2,842,414
Inventories	1,835,525	1,607,759	1,835,525	1,607,759
Net plant and equipment	2,120,769	2,120,571	2,120,769	2,120,571
Investments	498,348	546,342	498,348	546,342
Goodwill and intangible assets	6,472,457	5,594,394	6,472,457	5,594,394
Accounts payable and accrued expenses	(2,240,907)	(2,027,204)	(2,240,907)	(2,027,204)
Net assets held for sale	413,227	—	413,227	—
Other, net	(257,549)	(225,354)	(257,549)	(225,354)
Total invested capital	$11,823,577	$10,458,922	$11,823,577	$10,458,922
Average invested capital	$11,805,462	$10,425,272	$11,382,516	$10,202,949
Annualized return on average invested capital	15.6%	17.9%	16.1%	16.8%

The 230 basis point decrease in ROIC in the third quarter of 2008 was the result of average invested capital increasing 13.2% while after-tax operating income decreased 1.5%. Average invested capital increased primarily due to acquisitions. Operating income decreased primarily due to negative effect of lower sales and decreased variable margins partially offset by the positive effect of currency translation and increased income from acquired businesses.

The 70 basis point decrease in ROIC for year-to-date 2008 was the result of average invested capital increasing 11.6% while after-tax operating income increased only 7.2%. Average invested capital increased primarily due to acquisitions while operating income also increased due to the positive effect of translation and income from acquired businesses, slightly offset by decreased base income.

Working Capital

Net working capital at September 30, 2008 and December 31, 2007 is summarized as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007	Increase/(Decrease)
Current assets:
Cash and equivalents	$867,618	$827,524	$40,094
Trade receivables	2,981,707	2,915,546	66,161
Inventories	1,835,525	1,625,820	209,705
Other	674,345	653,236	21,109
	6,359,195	6,022,126	337,069
Current liabilities:
Short-term debt	2,197,110	410,512	1,786,598
Accounts payable and accrued expenses	2,240,907	2,190,121	50,786
Other	369,684	353,808	15,876
	4,807,701	2,954,441	1,853,260
Net working capital	$1,551,494	$3,067,685	$(1,516,191)
Current ratio	1.32	2.04

Inventories increased primarily as a result of acquisitions. Short-term debt increased due to an increase in commercial paper to fund stock repurchases, as well as the 5.75% redeemable notes becoming current.

Debt

Total debt at September 30, 2008 and December 31, 2007 was as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Short-term debt	$2,197,110	$410,512
Long-term debt	1,398,165	1,888,839
Total debt	$3,595,275	$2,299,351

Total debt to capitalization	28.3%	19.7%

The Company had outstanding commercial paper of $1,493.7 million at September 30, 2008 and $201.0 million at December 31, 2007.

In 1999, the Company issued $500.0 million of 5.75% redeemable notes due March 1, 2009. The balance related to these notes outstanding at September 30, 2008 was classified as short-term debt. The balance outstanding at December 31, 2007 was classified as long-term debt.

In June 2007, the Company entered into a $1.0 billion Line of Credit Agreement with a termination date of June 13, 2008. This line of credit was replaced on June 13, 2008 by a $1.5 billion Line of Credit Agreement with a termination date of June 12, 2009. In September 2008, the Company exercised a provision of the agreement allowing for an increase in the line of credit to $1.8 billion. No amounts were outstanding under this facility at September 30, 2008.

On October 24, 2008, the Company amended the Line of Credit Agreement in order to increase the line of credit to $2.5 billion.

Stockholders’ Equity

The changes to stockholders’ equity during 2008 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2007	$9,351,325
Net income	1,285,229
Cash dividends declared	(450,263)
Repurchases of common stock	(991,583)
Stock option activity	81,669
Pension and other postretirement benefit adjustments, net of tax	(6)
Adoption of SFAS 158, net of tax	(9,215)
Currency translation adjustments	(171,236)
Total stockholders’ equity, September 30, 2008	$9,095,920

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, statements regarding the timing of disposal of businesses held for sale, expected contributions to the Company’s pension and postretirement plans, potential liability for European transfer taxes, the adequacy of internally generated funds and its credit facilities, the meeting of dividend payout objectives, and the estimated amount of unrecognized tax benefits. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn or further downturn in the construction, general industrial, automotive, or food institutional/restaurant and service markets, (2) deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) an interruption in, or reduction in, introducing new products into the Company’s product lines, (5) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (6) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2008. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2008 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time.

Share repurchase activity under this program for the third quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value that may yet be Purchased Under Program
September 2008	8,468,206	$47.95	8,468,206	$1,600,000,000
Total	8,468,206	47.95	8,468,206

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: November 5, 2008	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)