Form 10-Q/A
period 2008-09-30
ILLINOIS TOOL WORKS INC
filed 2008-11-12
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to revise Part II – Other Information, Item 5 – Other Information of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 that was filed on May 5. This amendment provides expanded disclosure regarding the amendment of the Illinois Tool Works Inc. (the “Company”) By-Laws.

Except as described above, this Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures in the original filing.

Part II – Other Information

Item 5 – Other Information

The Company filed its amended and restated By-Laws as Exhibit 3(b) to its report on Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter Form 10-Q”). As disclosed in the First Quarter Form 10-Q, Michael J. Birck retired from the Board of Directors effective May 2, 2008 and therefore, as of the same date, the Board of Directors amended Article III, Section 2 of the Company’s By-Laws to reduce the number of directors from 11 to 10.

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
3(b)	By-Laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and incorporated herein by reference.
31	Rule 13a-14(a) Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: November 12, 2008	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)