Form 10-K
period 2008-12-31
ILLINOIS TOOL WORKS INC
filed 2009-02-27
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes                 No  X

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

Large accelerated filer  X           Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                 No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $20,000,000,000, based on the New York Stock Exchange closing sales price as of June 30, 2008.

Shares of Common Stock outstanding at January 31, 2009 — 499,164,971.

Documents Incorporated by Reference

2008 Annual Report to Stockholders	Parts I, II, IV
2009 Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 2009	Part III

PART I

ITEM 1.	Business

General

Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a multinational manufacturer of a diversified range of industrial products and equipment with approximately 875 operations in 54 countries. These 875 businesses are internally reported as 60 operating segments to senior management. The Company’s 60 operating segments have been aggregated into the following seven external reportable segments:

Industrial Packaging:  Businesses in this segment produce steel, plastic and paper products used for bundling, shipping and protecting goods in transit.

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

Transportation:  Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products include:

•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair; and
•	polyester coatings and patch and repair products for the marine industry.

Food Equipment:  Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products include:

•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales; and
•	kitchen exhaust, ventilation and pollution control systems.

Construction Products:  Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

Polymers & Fluids:  Businesses in this segment produce adhesives, sealants, lubrication and cutting fluid, and hygiene products.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids that clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure-sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

All Other:  This segment includes all other operating segments.

In the All Other segment, products include:

•	equipment and related software for testing and measuring of materials and structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	swabs, wipes and mats for clean room usage;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment; and
•	static and contamination control equipment.

80/20 Business Process

A key element of the Company’s business strategy is its continuous 80/20 business process for both existing businesses and new acquisitions. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 business process to simplify and focus on the key parts of their business, and as a result, reduce complexity that often disguises what is truly important. The Company’s 875 operations utilize the 80/20 process in various aspects of their business. Common applications of the 80/20 business process include:

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

The result of the application of this 80/20 business process is that the Company has over time improved its long-term operating and financial performance. These 80/20 efforts can result in restructuring projects that reduce costs and improve margins. Corporate management works closely with those businesses that have operating results below expectations to help those businesses better apply this 80/20 business process and improve their results.

Discontinued Operations

In August 2008, the Company’s Board of Directors authorized the divestiture of the Decorative Surfaces segment and Click Commerce industrial software business which was previously reported in the All Other segment. The Company is actively marketing these businesses and expects to dispose of both businesses in 2009. These businesses have been classified as held for sale beginning in the third quarter of 2008.

Previously, in 2006, the Company divested a construction business. In 2007, the Company divested an automotive machinery business and a consumer packaging business. In the fourth quarter of 2007, the Company classified an automotive components business and a second consumer packaging business as held for sale. The consumer packaging business was sold in 2008. The Company is actively marketing the automotive components business and expects to dispose of it in the first half of 2009.

Current Year Developments

Refer to pages 34 through 49, Management’s Discussion and Analysis, in the Company’s 2008 Annual Report to Stockholders.

Financial Information about Segments and Markets

Segment and geographic data and operating results of the segments are included on pages 36 through 43 and 73 through 75 of the Company’s 2008 Annual Report to Stockholders.

The principal end markets served by the Company’s seven segments by percentage of revenue are as follows:

		Power
	Industrial	Systems &	Transpor-	Food	Construction	Polymers	All	Total
End Markets Served	Packaging	Electronics	tation	Equipment	Products	& Fluids	Other	Company

Commercial Construction	8%	8%	1%	—%	26%	9%	1%	7%
Residential Construction	4	1	—	—	43	3	1	6
Renovation Construction	—	—	—	—	28	2	—	4
General Industrial	22	43	4	—	1	27	25	18
Automotive OEM Tiers	1	4	65	—	—	5	6	12
Automotive Aftermarket	—	1	23	—	—	7	1	4
Food Institutional/ Restaurant	—	—	—	55	—	1	—	7
Food Service	—	—	—	28	—	2	1	4
Food Retail	1	—	—	13	—	—	1	2
Consumer Durables	2	—	2	—	—	3	18	5
Food & Beverage	12	—	—	—	—	3	17	6
Electronics	1	19	—	—	1	5	7	5
Primary Metals	28	2	—	—	—	2	1	5
Other	21	22	5	4	1	31	21	15

	100%	100%	100%	100%	100%	100%	100%	100%

The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by segment as of December 31, 2008 and 2007 is summarized as follows:

In Thousands	2008	2007

Industrial Packaging	$140,000	$150,000
Power Systems & Electronics	135,000	153,000
Transportation	251,000	218,000
Food Equipment	220,000	227,000
Construction Products	32,000	27,000
Polymers & Fluids	78,000	50,000
All Other	362,000	387,000
Discontinued Operations	28,000	39,000

Total	$1,246,000	$1,251,000

Backlog orders scheduled for shipment beyond calendar year 2009 were not material as of December 31, 2008.

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

Research and Development

The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Identifiable research and development costs are set forth on page 57 of the Company’s 2008 Annual Report to Stockholders.

The Company owns approximately 3,900 unexpired United States patents covering articles, methods and machines. Many counterparts of these patents have also been obtained in various foreign countries. In addition, the Company has approximately 1,700 applications for patents pending in the United States Patent Office, but there is no assurance that any patent will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

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

Trademarks

Many of the Company’s products are sold under various owned or licensed trademarks, which are important to the Company. Among the most significant are: ITW, Acme, Alpine, Anaerobics, Angleboard, Apex, Ark-Les, Avery Berkel, Avery Weigh-Tronix, Bernard, Betaprint, Binks, Buehler, Buildex, Bycotest, Chemtronics, Covid, Cullen, Deltar, Densit, Devcon, DeVilbiss, Dymon, Dynatec, Electrocal, Euromere, Evercoat, E-Z Anchor, Fastex, Filtertek, Foilmark, Forte, Foster, Franklynn, Futura Coatings, Gamko, Gema, GSE, Hi-Cone, Hobart, Instron, Intellibuild, Keps, Kester, Krafft, Lachenmeier, Lebo, Loma, LPS, Magna, Magnaflux, Meyercord, Miller, Mima, Minigrip, Nexus, NorDen, Orbitalum, Orgapack, Pacific Polymers, Paktron, Paslode, Peerless, Permatex, Plexus, Polymark, Pro/Mark, Pryda, QMI, QSA, Quipp, Racor, Ramset, Ransburg, Red Head, Reyflex, Rippey, Rockwell, Rocol, Sentinel, Shakeproof, Shore, Signode, Simco, Sonotech, Space Bag, Spectrum, Speedline, Spiroid, SPIT, Spray Nine, Stero, Stokvis Tapes, Strapex, Tapcon, Teks, Tempil, Tenax, Texwipe, Traulsen, Tregaskiss, Truswal Systems, Trymer, Valeron, Versachem, Vitronics Soltec, Vulcan, Wachs, WERCS, Wynn’s and Zip-Pak.

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

Employees

The Company employed approximately 65,000 persons as of December 31, 2008 and considers its employee relations to be excellent.

International

The Company’s international operations include subsidiaries and joint ventures in 53 foreign countries on six continents. These operations serve such end markets as general industrial, construction, automotive, food institutional/restaurant and service, food and beverage, primary metals, electronics, consumer durables, and others on a worldwide basis. The Company’s international operations contributed approximately 59% of revenues in 2008, 56% of revenues in 2007 and 51% of revenues in 2006.

Refer to pages 34 through 49 and page 75 in the Company’s 2008 Annual Report to Stockholders for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. Additional risks of our international operations are described under “Item 1A. Risk Factors” below.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, statements regarding the timing of disposal of businesses held for sale, availability of raw materials and energy, the expiration of any one of the Company’s patents, the cost of compliance with environmental regulations, the adequacy of internally generated funds, the meeting of dividend payout objectives, the ability to fund debt service obligations, payments under guarantees, the Company’s portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements and the estimated amount of unrecognized tax benefits. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a further downturn in the construction, general industrial, automotive or food institutional/restaurant and service markets, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) decreases in credit availibility, (5) an interruption in, or reduction in, introducing new products into the Company’s product lines, (6) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (7) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A more detailed description of these risks is set forth in “Item 1A. Risk Factors.”

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

Executive Officers

Executive Officers of the Company as of February 27, 2009 were as follows:

Name	Office	Age

Sharon M. Brady	Senior Vice President, Human Resources	58
Robert E. Brunner	Executive Vice President	51
Russell M. Flaum	Executive Vice President	58
Philip M. Gresh, Jr.	Executive Vice President	60
Thomas J. Hansen	Vice Chairman	60
Craig A. Hindman	Executive Vice President	54
Ronald D. Kropp	Senior Vice President & Chief Financial Officer	43
Roland M. Martel	Executive Vice President	54
Steven L. Martindale	Executive Vice President	52
David C. Parry	Executive Vice President	55
E. Scott Santi	Vice Chairman	47
David B. Speer	Chairman & Chief Executive Officer	57
Allan C. Sutherland	Senior Vice President, Taxes & Investments	45
Juan Valls	Executive Vice President	47
Jane L. Warner	Executive Vice President	62
James H. Wooten, Jr.	Senior Vice President, General Counsel & Corporate Secretary	60

The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Mses. Brady and Warner and Messrs. Brunner, Hindman, Kropp, Martel, Martindale, Parry, Santi, Valls and Wooten, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Ms. Brady was elected Senior Vice President of Human Resources in 2006. Prior to joining the Company in 2006, she was Vice President and Chief Human Resource Officer of Snap-On Inc. Ms. Warner was elected Executive Vice President in 2007. Prior to joining the Company in 2005 as President of worldwide finishing, she was President of Plexus Systems and a Vice President of EDS. Mr. Brunner was elected Executive Vice President in 2006. He joined the Company in 1980 and has held various management positions with the automotive fasteners businesses. Mr. Hindman was elected Executive Vice President in 2004. He joined the Company in 1976 and has held various sales, marketing and general management positions with the construction products businesses. Mr. Kropp was elected Senior Vice President & Chief Financial Officer in 2006. He joined the Company in 1993. He has held various financial management positions and was appointed as Vice President and Controller, Financial Reporting in 2002 and was designated Principal Accounting Officer in 2005. Mr. Martel was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the automotive and metal components businesses. Mr. Martindale was elected Executive Vice President in 2008. Prior to joining the Company in 2005 as President of the test and measurement businesses, he was Chief Financial Officer and Chief Operating Officer of Instron. Mr. Parry was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the performance polymers businesses. Mr. Santi was elected Vice Chairman in 2008 and previously was elected Executive Vice President in 2004. He joined the Company in 1983 and has held various sales, marketing and general management positions with the construction products, machined components and welding businesses. Mr. Valls was elected Executive Vice President in 2007. Prior to his new appointment, he was Vice President and General Manager of ITW Delfast International. He joined the Company in 1989 and has held various management positions in the European automotive businesses. Mr. Wooten was elected Senior Vice President, General Counsel & Corporate Secretary in 2006. He joined the Company in 1988 and has held positions of increasing responsibility in the legal department.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (SEC). The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company’s website (www.itw.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any shareholder who requests it. Also posted on the Company’s website are the following:

•	Statement of Principles of Conduct;
•	Code of Ethics for CEO and key financial and accounting personnel;
•	Charters of the Audit, Corporate Governance and Nominating and Compensation Committees of the Board of Directors; and
•	Corporate Governance Guidelines.

ITEM 1A.	Risk Factors

The Company’s business, financial condition, results of operations and cash flows are subject to various risks, including, but not limited to those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report on Form 10-K. In addition, the Company is subject to substantially the same risk factors as other U.S.-based global industrial manufacturers, although the Company believes that its decentralized structure and the broad array of end markets that its businesses serve help to mitigate the possibility that any single risk factor will materially adversely affect the Company’s consolidated financial position.

A downturn or further downturn in certain of the major markets served by the Company could materially adversely affect results.

Certain of the Company’s businesses directly or indirectly serve the construction, general industrial, automotive or food institutional/restaurant and service markets. The current global economic crisis has caused downturns in many industrial markets and severe downturns in several markets, including the construction and automotive markets. There can be no assurance as to when economic conditions will improve. A further or unexpectedly sustained downturn in one or more of these markets could have a material adverse effect on the Company’s business, results of operations or financial condition.

The global nature of our operations subjects the Company to political and economic risks that could adversly affect our business, results of operations or financial condition.

The Company currently has approximately 875 business units in 54 countries. In 2008, approximately 59% of the Company’s revenues were generated outside of the United States. As the Company continues to expand its global footprint these sales may represent an ever increasing portion of the Company’s revenues. The risks inherent in our global operations include:

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

If the Company is unable to successfully manage these and other risks associated with managing and expanding its international businesses, the risks could have a material adverse effect on the Company’s business, results of operations or financial condition.

A significant currency fluctuation between the U.S. Dollar and other currencies could adversely impact our operating income.

Although the Company’s financial results are reported in U.S. Dollars, a significant portion of our sales and operating costs are realized in other foreign currencies, with the largest concentration of foreign sales occurring in Europe. The Company’s profitability is affected by movements of the U.S. Dollar against the Euro and other foreign currencies in which we generate revenues and incur expenses. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. Dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

Further diminished credit availability could adversely impact our ability to readily obtain financing.

Recent economic conditions have not materially impaired our ability to access credit or obtain appropriate financing. There can be no assurance, however, that there will not be a further deterioration in world financial markets and decreases in credit availability. Such further deterioration could make it more difficult for us to obtain financing when desired or cause the cost of financing to increase.

Raw material price increases and supply shortages could adversly affect results.

The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. While the Company generally attempts to pass along increased raw material and component parts prices to its customers in the form of price increases, there may be a time delay between the increased prices to the Company and the Company’s ability to increase the prices of its products, or it may be unable to increase the prices of its products due to pricing pressure or other factors. Consequently, its results of operations and financial condition may be materially adversely affected.

If the Company is unable to successfully introduce new products or adequately protect its intellectual property, its future growth may be impaired.

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

The Company has historically followed a strategy of identifying and acquiring businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. However, there can be no assurance that the Company will be able to continue to find suitable businesses to purchase or that it will be able to acquire such businesses on acceptable terms. If the Company is unsuccessful in its efforts, its ability to continue to grow could be adversely affected.

Unfavorable tax law changes and tax authority rulings may adversely affect results.

The Company is subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company’s effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments.

Potential adverse outcome in legal proceedings may adversely affect results.

The Company’s businesses expose it to potential toxic tort and other types of product liability claims that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that it uses or resells. The Company currently maintains what it believes to be suitable and adequate insurance programs consisting of self insurance up to certain limits and excess insurance coverage for claims over established limits. There can be no assurance, however, that the Company will be able to obtain insurance on acceptable terms or that its insurance programs will provide adequate protection against actual losses. In addition, the Company is subject to the risk that one or more of its insurers may become insolvent and become unable to pay claims that may be made in the future. Even if it maintains adequate insurance programs, successful claims could have a material adverse effect on the Company’s financial condition, liquidity and results of operations and on the ability to obtain suitable or adequate insurance in the future.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of December 31, 2008, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number
	Of	Floor Space
	Properties	Owned	Leased	Total
		(In millions of square feet)

Industrial Packaging	113	7.7	3.0	10.7
Power Systems & Electronics	81	5.2	2.0	7.2
Transportation	107	4.8	2.9	7.7
Food Equipment	44	3.5	0.8	4.3
Construction Products	92	2.9	1.6	4.5
Polymers & Fluids	89	1.7	1.5	3.2
All Other	185	6.6	3.1	9.7
Corporate	39	2.7	0.3	3.0
Discontinued Operations	24	4.1	0.3	4.4

Total	774	39.2	15.5	54.7

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

Market information, holders of record, dividend data and the performance graph is incorporated by reference to pages 76 and 77 of the Company’s 2008 Annual Report to Stockholders.

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time.

Share repurchase activity under this program for the fourth quarter was as follows:

			Total Number of Shares	Maximum Value that
		Average	Purchased as part of	may yet be
	Total Number of	Price Paid	Publicly Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	Program

October 2008	547,100	$43.89	547,100	$1,596,000,000
December 2008	11,879,251	31.57	11,879,251	1,221,000,000

Total	12,426,351	37.73	12,426,351

ITEM 6.	Selected Financial Data

In thousands (except per share amounts)	2008	2007	2006	2005	2004

Operating revenues	$15,869,354	$14,871,076	$12,784,342	$11,600,603	$10,402,027
Income from continuing operations	1,583,266	1,711,936	1,567,056	1,369,283	1,245,179
Income from continuing operations per common share:
Basic	3.05	3.10	2.77	2.40	2.06
Diluted	3.04	3.08	2.75	2.38	2.04
Total assets at year-end	15,213,083	15,525,862	13,880,439	11,445,643	11,351,934
Long-term debt at year-end	1,243,693	1,888,839	955,610	958,321	921,098
Cash dividends declared per common share	1.18	.98	.75	.61	.52

Certain reclassifications of prior years’ data have been made to conform with current year reporting, including discontinued operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. Refer to page 62 of the Company’s 2008 Annual Report to Stockholders for discussion of the change in accounting principle.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. This statement requires employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and previously unrecognized changes in that funded status through accumulated other comprehensive income. On January 1, 2008, the Company adopted the measurement date provisions of SFAS 158 which required the Company to change its measurement date to correspond with the Company’s fiscal year-end. The Company previously used a September 30 measurement date. Refer to pages 65 through 68 of the Company’s 2008 Annual Report to Stockholders for discussion of the effect of the change in accounting principle.

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

Information on the comparability of results is included in pages 34 through 49 of the Company’s 2008 Annual Report to Stockholders.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference from pages 34 through 49 of the Company’s 2008 Annual Report to Stockholders.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated by reference from pages 47 and 48 of the Company’s 2008 Annual Report to Stockholders.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s financial statements and report thereon of Deloitte & Touche LLP dated February 27, 2009, as found on pages 51 through 75 and the supplementary data as found on page 76 and 77 of the Company’s 2008 Annual Report to Stockholders, are incorporated by reference. The unaudited quarterly financial data included as supplementary data reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2008. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting, as found on page 50 of the Company’s 2008 Annual Report to Stockholders, is incorporated by reference.

The Report of Independent Registered Public Accounting Firm, as found on page 51 of the Company’s 2008 Annual Report to Stockholders, is incorporated by reference.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2008 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9A(T).	Controls and Procedures

Not applicable.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions “Board of Directors and Its Committees” and “Audit Committee Report” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K on pages 7 and 8.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

This information is incorporated by reference from the information under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions “Ownership of ITW Stock,” “Certain Relationships and Related Transactions” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions “Corporate Governance Policies and Practices” and “Categorical Standards for Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meetings of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

This information is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following information is filed as part of the Company’s 2008 Annual Report to Stockholders:

   (2) Financial Statement Schedules

Not applicable.

   (3) Exhibits

(i)  See the Exhibit Index on pages 17 and 18 of this Form 10-K.

(ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2008, with the exception of the agreements related to the 5 3/4% Notes which is filed with Exhibit 4. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2009.

ILLINOIS TOOL WORKS INC.

By:	/s/ DAVID B. SPEER
David B. Speer
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of February 2009.

Signatures	Title

/s/ DAVID B. SPEER David B. Speer	Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ RONALD D. KROPP Ronald D. Kropp	Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)

WILLIAM F. ALDINGER	Director

MARVIN D. BRAILSFORD	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Director

JAMES A. SKINNER	Director

HAROLD B. SMITH	Director

PAMELA B. STROBEL	Director

By /s/ DAVID B. SPEER (David B. Speer, as Attorney-in-Fact)

Original powers of attorney authorizing David B. Speer to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K
2008

Exhibit
Number		Description

3	(a)	Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
3	(b)	By-laws of Illinois Tools Works Inc., as amended, filed as Exhibit 3(b)ii to the Company’s Current Report on Form 8-K dated December 11, 2008 and incorporated herein by reference.
4		Form of 5 3/4% Notes due March 1, 2009, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
10	(a)*	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, January 2, 2004, December 10, 2004 and December 7, 2005, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 1-4797) and incorporated herein by reference.
10	(b)*	Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 10, 2006, as amended on May 5, 2006, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
10	(c)*	Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 8, 2008, filed as Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.
10	(d)*	Second Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 13, 2009.
10	(e)*	Form of stock option terms filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 10, 2004 and incorporated herein by reference.
10	(f)*	Form of stock option terms filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
10	(g)*	Form of stock option terms filed as Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.
10	(h)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 30, 2009 and incorporated herein by reference.
10	(i)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 30, 2009 and incorporated herein by reference.
10	(j)*	Form of qualifying restricted stock unit terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 30, 2009 and incorporated herein by reference.
10	(k)*	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(l)*	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number		Description

10	(m)*	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(n)*	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(o)*	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan (amendment and restatement of Executive Contributory Retirement Income Plan established April 1, 1993) effective January 1, 2008, as approved by the Board of Directors on December 22, 2008.
10	(p)*	Illinois Tool Works Inc. Nonqualified Pension Plan, amended and restated effective January 1, 2008, as approved by the Board of Directors on December 22, 2008.
10	(q)*	Illinois Tool Works Inc. Directors’ Deferred Fee Plan effective May 5, 2006, as amended and approved by the Board of Directors on February 9, 2007, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
10	(r)*	Amendment to the Illinois Tool Works Inc. Directors’ Deferred Fee Plan, effective February 8, 2008, filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.
10	(s)*	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, as approved by the Board of Directors on December 5, 2008.
10	(t)	Underwriting Agreement dated February 19, 1999, related to the 5 3/4% Notes due March 1, 2009, filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 24, 1999 and incorporated herein by reference.
13		The Company’s 2008 Annual Report to Stockholders pages 34 to 77.
21		Subsidiaries and Affiliates of the Company.
23		Consent of Independent Registered Public Accounting Firm.
24		Powers of Attorney.
31		Rule 13a-14(a) Certifications.
32		Section 1350 Certification.
99	(a)	Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-4797) and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

This statement has been printed on recycled paper.