Form 10-Q
period 2009-03-31
ILLINOIS TOOL WORKS INC
filed 2009-05-08
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒         No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]     No [ ]

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

Yes [ ]     No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at April 30, 2009: 499,318,481.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2008 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME

(UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended March 31
	2009	2008
Operating Revenues	$2,914,268	$3,823,278
Cost of revenues	1,983,400	2,465,943
Selling, administrative, and research and development expenses	732,739	736,591
Amortization of intangible assets	50,570	39,925
Impairment of goodwill and other intangible assets	89,997	1,438
Operating Income	57,562	579,381
Interest expense	(31,298)	(37,427)
Other expense	(3,692)	(20,688)
Income from Continuing Operations Before Income Taxes	22,572	521,266
Income taxes	52,000	151,405
Income (Loss) from Continuing Operations	(29,428)	369,861
Loss from Discontinued Operations	(9,946)	(66,240)
Net Income (Loss)	$(39,374)	$303,621

Income (Loss) Per Share from Continuing Operations:
Basic	$(0.06)	$0.70
Diluted	$(0.06)	$0.70

Loss Per Share from Discontinued Operations:
Basic	$(0.02)	$(0.13)
Diluted	$(0.02)	$(0.13)

Net Income (Loss) Per Share:
Basic	$(0.08)	$0.58
Diluted	$(0.08)	$0.57

Cash Dividends:
Paid	$0.31	$0.28
Declared	$0.31	$0.28

Shares of Common Stock Outstanding During the Period:
Average	499,189	526,299
Average assuming dilution	499,189	529,725

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and equivalents	$1,121,099	$742,950
Trade receivables	2,076,013	2,426,124
Inventories	1,470,946	1,673,175
Deferred income taxes	196,420	194,995
Prepaid expenses and other current assets	363,482	367,700
Assets held for sale	457,759	518,774
Total current assets	5,685,719	5,923,718

Plant and Equipment:
Land	210,610	217,024
Buildings and improvements	1,341,583	1,347,989
Machinery and equipment	3,341,953	3,369,771
Equipment leased to others	164,766	164,504
Construction in progress	102,546	94,207

Accumulated depreciation	(3,235,054)	(3,224,859)
Net plant and equipment	1,926,404	1,968,636

Investments	458,502	465,894
Goodwill	4,397,889	4,504,285
Intangible Assets	1,702,484	1,773,970
Deferred Income Taxes	80,731	76,269
Other Assets	506,278	500,311
	$14,758,007	$15,213,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,130,805	$2,433,482
Accounts payable	495,438	642,121
Accrued expenses	1,123,382	1,250,869
Cash dividends payable	154,781	154,726
Income taxes payable	173,537	193,631
Liabilities held for sale	157,082	200,752
Total current liabilities	3,235,025	4,875,581
Noncurrent Liabilities:
Long-term debt	2,740,221	1,243,693
Deferred income taxes	79,552	114,556
Other	1,329,542	1,304,162
Total noncurrent liabilities	4,149,315	2,662,411

Stockholders’ Equity:
Common stock	5,320	5,318
Additional paid-in-capital	122,511	105,497
Income reinvested in the business	9,001,254	9,196,465
Common stock held in treasury	(1,390,594)	(1,390,594)
Accumulated other comprehensive income	(376,219)	(253,211)
Noncontrolling interest	11,395	11,616
Total stockholders’ equity	7,373,667	7,675,091
	$14,758,007	$15,213,083

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31
	2009	2008
Cash Provided by (Used for) Operating Activities:
Net income (loss)	$(39,374)	$303,621
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	81,539	90,575
Amortization and impairment of goodwill and other intangible assets	140,567	141,007
Change in deferred income taxes	(41,091)	(8,311)
Provision for uncollectible accounts	4,522	3,255
(Income) loss from investments	5,737	(6,742)
(Gain) loss on sale of operations and affiliates	29,851	(80)
Stock compensation expense	11,637	11,304
Other non-cash items, net	3,904	(179)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	329,188	(19,344)
Inventories	189,374	(65,336)
Prepaid expenses and other assets	(15,064)	(18,213)
Increase (decrease) in--
Accounts payable	(149,908)	(18,771)
Accrued expenses and other liabilities	(92,791)	(31,955)
Income taxes	442	111,419
Other, net	(11,387)	1,674
Net cash provided by operating activities	447,146	493,924
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(64,509)	(236,042)
Additions to plant and equipment	(60,991)	(89,005)
Purchases of investments	(322)	(606)
Proceeds from investments	1,436	4,446
Proceeds from sale of plant and equipment	5,036	6,295
Payments related to sale of operations and affiliates	(1,548)	(3,727)
Other, net	(12,522)	(1,586)
Net cash used for investing activities	(133,420)	(320,225)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(154,726)	(148,427)
Issuance of common stock	5,383	17,553
Repurchases of common stock	—	(385,574)
Net proceeds (repayments) of debt with original maturities of three months or less	(1,341,849)	424,190
Proceeds from debt with original maturities of more than three months	2,157,939	2,438
Repayments of debt with original maturities of more than three months	(619,780)	(1,473)
Excess tax benefits from share-based compensation	3	1,797
Net cash provided by (used for) financing activities	46,970	(89,496)
Effect of Exchange Rate Changes on Cash and Equivalents	17,453	15,714
Cash and Equivalents:
Increase during the period	378,149	99,917
Beginning of period	742,950	827,524
End of period	$1,121,099	$927,441
Cash Paid During the Period for Interest	$24,184	$22,021
Cash Paid During the Period for Income Taxes	$74,204	$43,370
Liabilities Assumed from Acquisitions	$18,628	$99,656

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) in the periods presented were:

(In thousands)	Three Months Ended March 31
	2009	2008
Net Income (Loss)	$(39,374)	$303,621
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(122,988)	102,539
Pension and other postretirement benefit adjustments, net of tax	(20)	721
Comprehensive Income (Loss)	$(162,382)	$406,881

(2)	DISCONTINUED OPERATIONS

The Company periodically reviews its 875 operations for businesses which may no longer be aligned with its long-term objectives. In August 2008, the Company’s Board of Directors authorized the divestiture of the Decorative Surfaces segment and Click Commerce industrial software business which was previously reported in the All Other segment. The Company is actively marketing these businesses.

In the fourth quarter of 2007, the Company classified an automotive components business and a consumer packaging business as held for sale. The consumer packaging business was sold in the second quarter of 2008. The Company is actively marketing the automotive components business and expects to dispose of it in the first half of 2009.

The consolidated statements of income and the notes to financial statements have been restated to present the operating results of the held for sale and previously divested businesses as discontinued operations.

Results of the discontinued operations for the first quarter of 2009 and 2008 were as follows:

(In thousands)	Three Months Ended March 31
	2009	2008
Operating revenues	$245,738	$338,209

Loss before taxes	$(867)	$(56,726)
Income tax expense	(9,079)	(9,514)
Loss from discontinued operations	$(9,946)	$(66,240)

In the first quarter of 2009, the Company recorded a loss on anticipated sale of the Click Commerce business of $30,000,000 to reflect the estimated selling price based on current negotiations. Loss before taxes in the first quarter of 2008 includes goodwill impairment charges of $97,152,000 related to the Click Commerce business.

As of March 31, 2009 and December 31, 2008, the assets and liabilities of the Decorative Surfaces segment, Click Commerce business and a certain automotive components business were included in assets and liabilities held for sale. The total assets and liabilities held for sale were as follows:

(In thousands)	March 31, 2009	December 31, 2008

Trade receivables	$147,275	$162,564
Inventory	97,259	103,891
Net plant and equipment	151,979	152,104
Net goodwill and intangible assets	125,923	127,369
Other assets	29,323	36,846
Loss reserve on assets held for sale	(94,000)	(64,000)
Total assets held for sale	$457,759	$518,774

Accounts payable	$38,019	$42,990
Accrued expenses	75,435	83,857
Other liabilities	43,628	73,905
Total liabilities held for sale	$157,082	$200,752

(3)	INCOME TAXES

In the first quarter of 2009, the Company incurred significant charges related to the impairment of goodwill and intangible assets of $89,997,000 that were mostly non-deductible and discrete tax items of $27,800,000 to record reserves on net operating loss carryforwards no longer expected to be utilized and other tax adjustments. The components of the effective tax rate for the period ended March 31, 2009 were as follows:

Estimated annual effective tax rate	26.0%
Discrete tax adjustments	123.2
Goodwill and intangible asset impairment charges	81.2
Effective tax rate	230.4%

(4)	INVENTORIES

Inventories at March 31, 2009 and December 31, 2008 were as follows:

(In thousands)

	March 31, 2009	December 31, 2008
Raw material	$472,892	$570,204
Work-in-process	149,850	163,225
Finished goods	848,204	939,746
	$1,470,946	$1,673,175

(5)	GOODWILL AND INTANGIBLE ASSETS

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). The Company adopted the provisions of SFAS 157 on January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and provides guidance for measuring fair value and the necessary disclosures.

When performing its annual goodwill impairment assessment, the Company compares the estimated fair value of each of its 60 reporting units to the carrying value. Fair values are determined primarily by discounting estimated future cash flows based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant reporting unit. The Company also considers additional valuation techniques, such as market multiples from similar transactions and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill.

The Company’s indefinite-lived intangibles consist of trademarks and brands. The fair values of these intangibles are determined based on a relief-of-royalty income approach derived from internally forecasted revenues of the related products. If the fair value of the trademark or brand is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible.

In the first quarter of 2009, the Company performed its annual impairment testing of its goodwill and intangible assets with indefinite lives in compliance with the newly adopted provisions of SFAS 157 which resulted in goodwill impairment charges of $60,000,000 related to the pressure sensitive adhesive reporting unit in the Polymers & Fluids segment and $18,000,000 related to the PC board fabrication reporting unit in the Power Systems & Electronics segment.

The goodwill impairments related to new reporting units which were acquired over the last few years. The charges were driven by lower than expected forecasts resulting from the current economic downturn compared to results expected when the reporting units were acquired. Also in the first quarter 2009, intangible asset impairments of $11,997,000 were recorded to reduce to the estimated fair value the carrying value of trademarks and brands with indefinite lives, of which, $5,800,000 related to the PC board fabrication reporting unit and the remainder to various trademarks and brands of other reporting units.

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings for the first quarter of 2009 is as follows:

(In thousands)

	Book Value	Fair Value	Total Impairment Charges
Goodwill	$353,000	$275,000	$78,000
Indefinite-lived intangible assets	94,973	82,976	11,997

(6)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the periods ended March 31, 2009 and 2008 were as follows:

(In thousands)	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$24,232	$27,949	$3,142	$3,585
Interest cost	29,580	30,096	7,718	8,216
Expected return on plan assets	(37,845)	(42,253)	(3,403)	(3,848)
Amortization of actuarial loss (gain)	2,065	638	64	(252)
Amortization of prior service (income) cost	(378)	(602)	1,606	1,565
Amortization of net transition amount	39	21	—	—
Net periodic benefit cost	$17,693	$15,849	$9,127	$9,266

Net periodic benefit cost was included in the statement of income as follows:

(In thousands)	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2009	2008	2009	2008
Income (loss) from continuing operations	$15,891	$14,090	$7,899	$8,118
Loss from discontinued operations	1,802	1,759	1,228	1,148
Total	$17,693	$15,849	$9,127	$9,266

The Company expects to contribute $59,000,000 to its pension plans and $38,100,000 to its other postretirement plans in 2009. As of March 31, 2009, contributions of $7,400,000 to pension plans and $8,300,000 to other postretirement plans have been made.

(7)	SHORT-TERM DEBT

The Company had outstanding commercial paper of $1,038,044,000 at March 31, 2009 and $1,820,423,000 at December 31, 2008.

In 1999, the Company issued $500,000,000 of 5.75% redeemable notes due March 1, 2009. The balance related to these notes was repaid at maturity.

(8)	LONG-TERM DEBT

On March 23, 2009, the Company issued $800,000,000 of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700,000,000 of 6.25% redeemable notes due April 1, 2019 at 99.984% of face value. The effective interest rates of the notes are 5.2% and 6.3%, respectively.

(9)	STOCKHOLDERS' EQUITY

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. Upon adoption. the Company reclassified the December 31, 2008 balance of $11,616,000 from other noncurrent liabilities to noncontrolling interest in stockholders’ equity.

(10)	SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

In 2007, the Company classified two consumer packaging businesses, an automotive machinery business and an automotive components business as discontinued operations. Additionally, in 2008, the Company’s Board of Directors authorized the divestiture of the Decorative Surfaces segment and Click Commerce industrial software business which was previously reported in the All Other segment. The Company is actively marketing the Decorative Surfaces, Click Commerce and automotive components businesses. The consolidated statements of income, the notes to financial statements and management’s discussion and analysis for all periods have been restated to present the results related to all of these businesses as discontinued operations. See the Discontinued Operations note for further information on the Company’s discontinued operations.

The Company’s consolidated results of operations for the first quarter of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Operating revenues	$2,914,268	$3,823,278
Operating income	57,562	579,381
Margin %	2.0%	15.2%

In the first quarter of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(23.3)%	(64.3)%	(8.1)%
Changes in variable margins and overhead costs	—	3.7	0.7
Total	(23.3)	(60.6)	(7.4)

Acquisitions and divestitures	6.6	(1.6)	(0.6)
Restructuring costs	—	(5.1)	(1.0)
Impairment of goodwill and intangibles	—	(15.3)	(3.0)
Translation	(7.3)	(7.5)	(1.2)
Other	0.2	—	—
Total	(23.8)%	(90.1)%	(13.2)%

Operating Revenues

Revenues decreased 23.8% in the first quarter of 2009 versus 2008 primarily due to lower base revenues and the unfavorable effect of currency translation, mainly due to a weaker Euro versus the Dollar, partially offset by revenues from acquisitions. Total base revenues declined 23.3% in the first quarter as North American and international base revenues decreased 26.7% and 19.5%, respectively. Both North American and international base revenues were adversely affected by steep declines in macro economic trends and related weak industrial production. The Company anticipates that the current global economic environment will continue through 2009 and as such expects that key end markets will continue to be negatively impacted.

Operating Income

Operating income declined 90.1% in the first quarter of 2009 primarily due to the decline in base revenues, goodwill and intangible asset impairment charges, the negative effect of currency translation and increased restructuring expenses. The Company recorded impairment charges of $60 million and $18 million against the goodwill of the pressure sensitive adhesives and PC board fabrication businesses, respectively. The goodwill impairment was primarily driven by the combination of lower forecasts and lower market multiples being paid for similar businesses. In addition, $12 million in intangible asset impairment charges were recorded on various businesses, most notably the PC board fabrication business. The higher restructuring expenses reflect the Company’s efforts to reduce costs in response to current economic conditions. Total margins declined by 13.2% primarily due to the declines in base revenues and the goodwill and intangible impairment charges.

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended March 31
	2009	2008
Industrial Packaging	$426,145	$629,750
Power Systems & Electronics	395,455	582,390
Transportation	434,634	594,090
Food Equipment	431,200	509,739
Construction Products	323,987	484,034
Polymers & Fluids	248,073	255,511
All Other	661,804	781,890
Intersegment revenues	(7,030)	(14,126)
Total operating revenues	$2,914,268	$3,823,278

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the primary metals, general industrial, construction and food and beverage markets.

The results of operations for the Industrial Packaging segment for the first quarter of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Operating revenues	$426,145	$629,750
Operating income (loss)	(4,426)	69,421
Margin %	(1.0)%	11.0%

In the first quarter of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income (Loss)	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(24.5)%	(92.0)%	(9.8)%
Changes in variable margins and overhead costs	—	(4.7)	(0.7)
Total	(24.5)	(96.7)	(10.5)

Acquisitions and divestitures	0.7	(1.2)	(0.2)
Restructuring costs	—	0.5	0.1
Impairment of goodwill and intangibles	—	(0.6)	(0.1)
Translation	(8.5)	(8.4)	(1.3)
Total	(32.3)%	(106.4)%	(12.0)%

Operating Revenues

Revenues decreased 32.3% in the first quarter of 2009 versus 2008 primarily due to lower base revenues and the unfavorable effect of currency translation. Base revenues declined 37.9% and 25.8% for the North American and international strapping businesses, respectively, as both were adversely affected by the continued global decline in industrial production and construction industries. The worldwide stretch packaging and protective packaging businesses experienced declines in base revenues of 19.1% and 16.3% due to accelerating weakness in worldwide end markets.

Operating Income (Loss)

Operating income decreased 106.4% to a loss in the first quarter of 2009 primarily due to the negative leverage effect of the decline in base revenues described above and the negative effect of currency translation and acquisitions. Total operating margins declined by 12.0% mainly due to the declines in base revenues.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:
•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging; and
•	airport ground support equipment.

This segment primarily serves the general industrial, electronics and construction markets.

The results of operations for the Power Systems & Electronics segment for the first quarter of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Operating revenues	$395,455	$582,390
Operating income	24,505	124,065
Margin %	6.2%	21.3%

In the first quarter of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(31.9)%	(57.9)%	(8.1)%
Changes in variable margins and overhead costs	—	9.7	3.0
Total	(31.9)	(48.2)	(5.1)

Acquisitions and divestitures	3.2	(3.8)	(1.5)
Restructuring costs	—	(6.2)	(2.0)
Impairment of goodwill and intangibles	—	(19.3)	(6.0)
Translation	(3.4)	(2.7)	(0.5)
Total	(32.1)%	(80.2)%	(15.1)%

Operating Revenues

Revenues declined 32.1% in the first quarter of 2009 over 2008 mainly due to declines in base revenues and the negative effect of currency translation. The revenue decrease was partially offset by acquisitions including a welding equipment business and a PC board fabrication business. Worldwide base welding revenues declined 31.3%, with North American and international businesses declining 36.1% and 16.3%, respectively. Revenues fell as market demand continued to decline across the broad spectrum of industries that this segment serves. Base revenues for the PC board fabrication and electronics businesses fell 55.3% and 44.4%, respectively, due to the rapid decline in consumer demand for electronics. Revenues in the ground support businesses increased 15.6% due to commercial and military airport infrastructure projects.

Operating Income

Operating income decreased 80.2% in the first quarter of 2009 primarily due to the declines in base revenues described above, increased impairment charges, higher restructuring expenses and lower income from acquisitions. Goodwill and intangible asset impairment charges of $18.0 million and $5.8 million, respectively, were incurred in the PC board fabrication business. In addition, intangible asset impairment charges $0.9 million were incurred in the welding accessories business. Total operating margins declined by 15.1% primarily due to the declines in base revenues, higher impairment charges and higher restructuring expense. Reduced operating and overhead expenses increased operating margins by 3.0%.

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products include:
•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair; and
•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive original equipment manufacturers and tiers and automotive aftermarket markets.

The results of operations for the Transportation segment for the first quarter of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Operating revenues	$434,634	$594,090
Operating income (loss)	(17,249)	91,882
Margin %	(4.0)%	15.5%

In the first quarter of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income (Loss)	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(35.5)%	(88.5)%	(12.7)%
Changes in variable margins and overhead costs	—	(8.3)	(2.0)
Total	(35.5)	(96.8)	(14.7)

Acquisitions	15.6	2.0	1.0
Restructuring costs	—	(12.8)	(3.1)
Impairment of goodwill and intangibles	—	(2.6)	(0.6)
Translation	(7.0)	(8.6)	(2.0)
Other	0.1	—	(0.1)
Total	(26.8)%	(118.8)%	(19.5)%

Operating Revenues

Revenues declined 26.8% in the first quarter of 2009 versus the first quarter of 2008 due to declines in base revenues and the unfavorable effect of currency translation. Acquisition revenue mitigated the base revenue decrease and was primarily related to the purchase of a North American truck remanufacturing and parts business in the third quarter of 2008. Worldwide automotive base revenues declined 45.2% in the first quarter due to a 51% and 44% decline in North American and European auto builds, respectively. Automotive aftermarket and transportation repair businesses declined 10.3% and 17.7%, respectively, as a result of a decline in discretionary consumer spending.

Operating Income (Loss)

Operating income decreased 118.8% to a loss in the first quarter of 2009 versus 2008 due to the decline in base revenues described above, higher restructuring costs, the unfavorable effect of currency translation and intangible asset impairment charges slightly offset by acquisition income. The increase in restructuring expense is primarily due to continued efforts to reduce costs in response to current economic conditions. The negative effect of lower revenues offset the benefits of lower operating and overhead expenses. Total operating margins declined by 19.5% primarily due to the dramatic decline in revenues described above.

Due to the severe deterioration in the North American automotive market, there is significant uncertainty about the ability of certain U.S. auto manufacturers and their suppliers to continue as going concerns. On April 30, 2009, Chrysler LLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Shortly thereafter, Chrysler LLC suspended production at most of its facilities while the company goes through the bankruptcy process. Additionally, there is uncertainty surrounding General Motors potentially filing for bankruptcy in the near future.

Management believes there will be short term interruptions in business in the second quarter of 2009 due to the Chrysler reorganization and the impact is currently under review by management. The long term impact of the Chrysler reorganization or a possible bankruptcy of General Motors cannot be estimated at this time. While management currently does not believe that these events will have a significant impact on the Company, management continues to monitor and evaluate these events.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales; and
•	kitchen exhaust, ventilation and pollution control systems.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the first quarter of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Operating revenues	$431,200	$509,739
Operating income	43,588	69,592
Margin %	10.1%	13.7%

In the first quarter of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(9.2)%	(28.2)%	(2.9)%
Changes in variable margins and overhead costs	—	0.5	0.1
Total	(9.2)	(27.7)	(2.8)

Acquisitions	1.3	(1.5)	(0.4)
Restructuring costs	—	(0.4)	(0.1)
Impairment of goodwill and intangibles	—	(0.1)	—
Translation	(7.5)	(7.7)	(0.3)
Total	(15.4)%	(37.4)%	(3.6)%

Operating Revenues

Revenues decreased 15.4% in the first quarter of 2009 versus 2008 primarily due to the decline in base business and the unfavorable effect of currency translation slightly offset by revenues from acquisition. The acquired revenues were attributable to the acquisition of a European food equipment business. North American and international base revenues declined 13.7% and 5.5%, respectively. Base revenues for the North American institutional/restaurant businesses declined 18.1% as customers delayed equipment purchases. Base service revenues declined a more modest 3.1% as customers continued to maintain existing equipment.

Operating Income

Operating income declined 37.4% in the first quarter primarily due to the decrease in base revenues described above and the unfavorable effect of currency translation. Total operating margins declined by 3.6% primarily due to the decline in base revenues and the dilutive margin effect of acquisitions.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the first quarter of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Operating revenues	$323,987	$484,034
Operating income (loss)	(11,083)	50,564
Margin %	(3.4)%	10.4%

In the first quarter of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income (Loss)	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(21.2)%	(84.7)%	(8.4)%
Changes in variable margins and overhead costs	—	(8.2)	(1.1)
Total	(21.2)	(92.9)	(9.5)

Acquisitions	0.6	(2.4)	(0.3)
Restructuring costs	—	(7.7)	(1.0)
Translation	(12.5)	(18.9)	(3.0)
Total	(33.1)%	(121.9)%	(13.8)%

Operating Revenues

Revenues declined 33.1% in the first quarter of 2009 versus 2008 as a result of the decline in base revenue and the unfavorable effect of currency translation. Base revenues for the North American, European and Asia-Pacific regions decreased 31.0%, 29.2% and 4.6%, respectively. This decline in base revenues was a result of ongoing weakness in the residential and commercial construction markets in Europe and North America as indicated by a 51% decline in both North American housing starts and commercial construction square footage activity over the prior year. The European and Asia-Pacific regions continued to show weakening demand, primarily in the commercial construction category.

Operating Income (Loss)

Operating income and margins decreased 121.9% and by 13.8%, respectively, in the first quarter of 2009, primarily due to the revenue decline described above. In addition, the unfavorable effect of currency translation, higher restructuring expenses and higher inventory reserves contributed to the lower income and margins.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids and hygiene products.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids that clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure-sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, maintenance, repair and operations, construction and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the first quarter of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Operating revenues	$248,073	$255,511
Operating income (loss)	(51,503)	35,128
Margin %	(20.8)%	13.7%

In the first quarter of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income (Loss)	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(16.9)%	(53.8)%	(6.1)%
Changes in variable margins and overhead costs	—	11.1	1.8
Total	(16.9)	(42.7)	(4.3)

Acquisitions	23.7	(13.9)	(3.6)
Restructuring costs	—	(8.3)	(1.4)
Impairment of goodwill and intangibles	—	(171.3)	(24.3)
Translation	(9.7)	(10.5)	(1.0)
Other	—	0.1	0.1
Total	(2.9)%	(246.6)%	(34.5)%

Operating Revenues

Revenues decreased 2.9% in the first quarter of 2009 versus the same 2008 period primarily due to lower base revenues and the unfavorable effect of currency translation mostly offset by revenues from acquisitions. Acquisition revenue was primarily the result of the purchase of a pressure sensitive adhesives business and two construction adhesives businesses. Total base revenues declined 16.9% primarily due to continued weakness in worldwide industrial production and end market demand. Worldwide base revenue for the fluids and polymers businesses declined 19.9% and 18.0%, respectively.

Operating Income (Loss)

Operating income decreased 246.6% to a loss in the first quarter primarily due to a $60.0 million goodwill impairment charge against the pressure sensitive adhesive business and the decline in base revenues. Total margins declined by 34.5% primarily due to the goodwill impairment charge and acquisition losses that include amortization expense. In addition, base margins declined by 4.3% as gains from tight cost controls were offset by the lower revenues.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	equipment and related software for testing and measuring of material structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	swabs, wipes and mats for clean room usage;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment; and
•	static and contamination control equipment.

This segment primarily serves the general industrial, consumer durables, food and beverage and electronics markets.

The results of operations for the All Other segment for the first quarter of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Operating revenues	$661,804	$781,890
Operating income	73,730	138,729
Margin %	11.1%	17.7%

In the first quarter of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	(18.9)%	(49.3)%	(6.7)%
Changes in variable margins and overhead costs	—	10.5	2.3
Total	(18.9)	(38.8)	(4.4)

Acquisitions and divestitures	8.7	1.0	(1.0)
Restructuring costs	—	(2.5)	(0.5)
Impairment of goodwill and intangibles	—	(1.2)	(0.3)
Translation	(5.1)	(5.4)	(0.4)
Other	(0.1)	—	—
Total	(15.4)%	(46.9)%	(6.6)%

Operating Revenues

Revenues decreased 15.4% in the first quarter of 2009 versus 2008 primarily due to the decline in base business revenues and the unfavorable effect of currency translation partially offset by an increase in revenues from acquired companies. The increase in acquisition revenue was primarily due to the purchase of two test and measurement businesses. Base revenues declined 27.8%, 24.1%, 15.2% and 13.2% for the industrial plastics and metals, finishing, consumer packaging and test and measurement businesses, respectively, due to the effect of weak end market demand across the broad spectrum of industries this segment serves.

Operating Income

Operating income declined 46.9% primarily due to the decline in base revenues described above, the unfavorable effect of currency translation and higher restructuring expenses. Total operating margins declined by 6.6% primarily due to the lower margins for both base businesses and acquired businesses. Base margins declined by 4.4% as the gains from tight cost controls were offset by the impact of lower revenues.

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Amortization expense increased to $50.6 million in the first quarter of 2009 versus $39.9 million in the first quarter of 2008, due to intangible amortization related to newly acquired businesses.

Total goodwill and intangible asset impairment charges by segment for the quarter ended March 31, 2009 and 2008 were as follows:

(In thousands)	Three Month Ended March 31
	2009	2008
Industrial Packaging	$386	$—
Power Systems & Electronics	24,766	824
Transportation	2,414	13
Food Equipment	46	—
Polymers & Fluids	60,416	251
All Other	1,969	350
	$89,997	$1,438

See the Goodwill and Intangible Assets note for further details of the impairment charges.

INTEREST EXPENSE

Interest expense decreased to $31.3 million in the first three months of 2009 from $37.4 million in 2008 primarily due to the 6.875% notes and 5.75% bonds repaid at maturity on November 17, 2008 and March 2, 2009, respectively, and lower commercial paper rates.

OTHER EXPENSE

Other expense of $3.7 million for the first three months of 2009 was lower than the $20.7 million in 2008, primarily due to a charge for German transfer taxes in 2008, partially offset by the impact of investment losses in 2009 versus investment income in 2008.

INCOME TAXES

The effective tax rate for the first three months of 2009 was 230.37% compared to 29.05% for the first three months of 2008. The increase in the effective tax rate resulted primarily from the impairment of non-deductible goodwill and discrete tax adjustments in the first quarter of 2009.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Loss from continuing operations was $29.4 million ($0.06 per diluted share) in the first three months of 2009 compared to the 2008 income from continuing operations of $369.9 million ($0.70 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 2009 decreased operating revenues for the first three months of 2009 by approximately $227 million and decreased earnings by approximately 2 cents per diluted share.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $9.9 million in the first three months of 2009 compared to $66.2 million in 2008 primarily due to 2008 impairment of goodwill of $97.2 million versus the 2009 loss on anticipated sale of $30.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. The Company’s targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions.

The primary uses of liquidity are:

•	dividend payments – the Company’s dividend payout guidelines are 25% to 35% of the last two years’ average income from continuing operations;
•	acquisitions; and
•	any excess liquidity may be used for share repurchases. The Company’s open-ended share repurchase program allows it flexibility in achieving the targeted debt-to-capital ratio.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary.

Cash Flow

Free operating cash flow is used to measure normal cash flow generated by operations that is available for dividends, acquisitions, share repurchases and debt repayment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the first quarter of 2009 and 2008 was as follows:

(In thousands)	Three Months Ended March 31
	2009	2008
Net cash provided by operating activities	$447,146	$493,924
Additions to plant and equipment	(60,991)	(89,005)
Free operating cash flow	$386,155	$404,919

Acquisition of businesses	$(64,509)	$(236,042)
Cash dividends paid	(154,726)	(148,427)
Issuance of common stock	5,383	17,553
Repurchases of common stock	—	(385,574)
Net proceeds from debt	196,310	425,155
Other	9,536	22,333
Net increase in cash and equivalents	$378,149	$99,917

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. There are approximately $1.2 billion of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. We believe that ROIC is a meaningful metric to investors and may be different than the method used by other companies to calculate ROIC. For the first quarter of 2009 and 2008, ROIC was as follows:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008

Operating revenues	$2,914,268	$3,823,278
Tax rate	26.00%	29.05%
Operating income after taxes	$109,194	$411,071
Invested capital:
Trade receivables	$2,076,013	$3,014,391
Inventories	1,470,946	1,766,019
Net plant and equipment	1,926,404	2,247,641
Investments	458,502	506,983
Goodwill and intangible assets	6,100,373	5,839,536
Accounts payable and accrued expenses	(1,618,820)	(2,218,696)
Net assets held for sale	300,677	135,292
Other, net	(590,501)	(188,078)
Total invested capital	$10,123,594	$11,103,088
Average invested capital	$10,360,647	$10,963,120
Annualized return on average invested capital	4.2%	15.0%

The ROIC decrease of 10.8% in the first quarter of 2009 was the result of operating income after tax decreasing 73.4%, resulting from the current economic downturn while average invested capital remained relatively flat.

In the first quarter of 2009, the Company incurred significant charges for the impairment of goodwill and intangible assets of $90.0 million that was mostly non-deductible and discrete tax adjustments of $28.0 million. Since these charges were unusual the ROIC calculation has been adjusted to exclude these items to improve comparability and better reflect the return on invested capital for the periods presented . A reconciliation of operating income and the tax rate as reported to operating income after taxes and tax rate used above is as follows:

	Operating Income	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$57,562	$22,572	$52,000	230.4%
Goodwill and intangible asset impairments	89,997	89,997	5,058	(81.2)%
Discrete tax adjustments	—	—	(27,800)	(123.2)%
As adjusted	147,559	$112,569	$29,258	26.0%
Income taxes at the adjusted rate of 26.0%	(38,365)
Adjusted operating income after taxes	$109,194

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at March 31, 2009 and December 31, 2008 is summarized as follows:

(Dollars in thousands)

	March 31, 2009	December 31, 2008	Increase/(Decrease)
Current Assets:
Cash and equivalents	$1,121,099	$742,950	$378,149
Trade receivables	2,076,013	2,426,124	(350,111)
Inventories	1,470,946	1,673,175	(202,229)
Other	559,902	562,695	(2,793)
Assets held for sale	457,759	518,774	(61,015)
	5,685,719	5,923,718	(237,999)
Current Liabilities:
Short-term debt	1,130,805	2,433,482	(1,302,677)
Accounts payable and accrued expenses	1,618,820	1,892,990	(274,170)
Other	328,318	348,357	(20,039)
Liabilities held for sale	157,082	200,752	(43,670)
	3,235,025	4,875,581	(1,640,556)
Net Working Capital	$2,450,694	$1,048,137	$1,402,557
Current Ratio	1.76	1.21

Short-term debt decreased primarily due to the pay down of commercial paper resulting from the issuance of $1.5 billion of long-term notes. Proceeds of $258.5 million from the long-term notes were held in cash at March 31. Trade receivables decreased primarily due to lower revenues. Accounts payable and accrued expenses decreased primarily due to lower purchase activity resulting from slower demand for our products and the payout of customer rebates and annual bonuses, respectively. Inventories decreased primarily due to lower purchase activity.

Debt

Total debt at March 31, 2009 and December 31, 2008 was as follows:

(Dollars in thousands)

	March 31, 2009	December 31, 2008
Short-term debt	$1,130,805	$2,433,482
Long-term debt	2,740,221	1,243,693
Total debt	$3,871,026	$3,677,175

Total debt to capitalization	34.4%	32.4%

The Company had outstanding commercial paper of $1.0 billion at March 31, 2009 and $1.8 billion at December 31, 2008.

In 1999, the Company issued $500.0 million of 5.75% redeemable notes due March 1, 2009. The balance related to these notes outstanding at December 31, 2008 was repaid at maturity.

On March 23, 2009, the Company issued $800.0 million of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700.0 million of 6.25% redeemable notes due April 1, 2019 at 99.984% of face value. The net proceeds from the offering were primarily used to pay down a portion of the Company’s commercial paper balance. The remaining proceeds of $258.5 million at March 31, 2009 were used to pay down additional commercial paper shortly after quarter end.

Stockholders’ Equity

The changes to stockholders’ equity during 2009 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2008	$7,675,091
Net loss	(39,374)
Cash dividends declared	(154,781)
Stock option activity	17,016
Pension and other postretirement benefit adjustments, net of tax	(20)
Noncontrolling interest	(221)
Adoption of new accounting standard	(1,056)
Currency translation adjustments	(122,988)
Total stockholders’ equity, March 31, 2009	$7,373,667

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, statements regarding the timing of disposal of businesses held for sale, the impact of bankruptcies of particular customers in the transportation business, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations and expected contributions to the Company’s pension and postretirement plans. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a further downturn in the construction, general industrial, automotive or food institutional/restaurant and service markets, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) decreases in credit availability, (5) an interruption in, or reduction in, introducing new products into the Company’s product lines, (6) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (7) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A more detailed description of these risks is set forth in the Company’s Form 10-K for 2008.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt.

On March 23, 2009, the Company issued $800.0 million of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700.0 million of 6.25% redeemable notes due April 1, 2019 at 99.984% of face value. The estimated fair value of the 5.15% and 6.25% notes exceeded the carrying value by approximately $5.5 million and $9.6 million, respectively, at March 31, 2009.

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2009. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2009 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 5 – Other Information

On January 5, 2009, ITW entered into a consulting agreement with Hugh J. Zentmyer, who retired as an Executive Vice President of ITW as of December 31, 2008. Pursuant to the agreement, Mr. Zentmyer is to provide management consulting services as assigned by the Chairman & Chief Executive Officer of ITW for a sum of $12,000 per month, plus reasonable expenses. The agreement has an initial one-year term, with an option to extend on a monthly basis thereafter.

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
4(a)

Indenture between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, dated as of November 1, 1986, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 15, 1999 (Commission File No. 333-70691) and incorporated herein by reference.

4(b)

First Supplemental Indenture between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, dated as of May 1, 1990, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on January 15, 1999 (Commission File No. 333-70691) and incorporated herein by reference.

4(c)

Officers’ Certificate dated March 26, 2009 establishing the terms, and setting forth the forms, of the 5.15% Notes due 2014 and the 6.25% Notes due 2019 filed as Exhibit 4.3 to the Company’s Form 8-K filed on March 27,2009 (Commission File No. 1-4797) and incorporated herein by reference.

4(d)

Registration Rights Agreement dated March 26, 2009, by and among the Company and HSBC Securities (USA) Inc. and Banc of America Securities LLC filed as Exhibit 4.4 to the Company’s Form 8-K filed on March 27,2009 (Commission File No. 1-4797) and incorporated herein by reference.

10(a)	Consulting agreement dated January 5, 2009 between Illinois Tool Works Inc. and Hugh J. Zentmyer.
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: May 8, 2009	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)