Form 10-Q
period 2009-06-30
ILLINOIS TOOL WORKS INC
filed 2009-08-07
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [ ]       No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at July 31, 2009: 500,145,460.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF INCOME (UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating Revenues	$3,392,906	$4,555,881	$6,539,285	$8,681,691
Cost of revenues	2,248,253	2,941,457	4,401,080	5,633,942
Selling, administrative, and research
and development expenses	757,871	814,962	1,519,562	1,588,079
Amortization of intangible assets	51,947	42,303	102,517	82,442
Impairment of goodwill and
other intangible assets	—	—	89,997	1,438
Operating Income	334,835	757,159	426,129	1,375,790
Interest expense	(43,886)	(36,588)	(75,322)	(74,055)
Other income (expense)	(19,839)	24,294	(24,180)	3,161
Income from Continuing Operations
Before Income Taxes	271,110	744,865	326,627	1,304,896
Income Taxes	92,167	216,161	155,700	380,854
Income from Continuing Operations	178,943	528,704	170,927	924,042
Loss from Discontinued Operations	(2,378)	(614)	(33,736)	(92,331)
Net Income	$176,565	$528,090	$137,191	$831,711

Income Per Share from Continuing
Operations:
Basic	$0.36	$1.01	$0.34	$1.76
Diluted	$0.36	$1.01	$0.34	$1.75
Loss Per Share from Discontinued
Operations:
Basic	$(0.00)	$(0.00)	$(0.07)	$(0.18)
Diluted	$(0.00)	$(0.00)	$(0.07)	$(0.18)
Net Income Per Share:
Basic	$0.35	$1.01	$0.27	$1.59
Diluted	$0.35	$1.01	$0.27	$1.58
Cash Dividends:
Paid	$0.31	$0.28	$0.62	$0.56
Declared	$0.31	$0.28	$0.62	$0.56
Shares of Common Stock Outstanding
During the Period:
Average	499,389	521,488	499,290	523,894
Average assuming dilution	500,875	525,209	500,617	527,467

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In thousands)	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and equivalents	$616,403	$742,950
Trade receivables	2,393,176	2,571,987
Inventories	1,438,637	1,774,697
Deferred income taxes	218,125	206,496
Prepaid expenses and other current assets	453,424	375,778
Assets held for sale	12,229	82,071
Total current assets	5,131,994	5,753,979

Plant and Equipment:
Land	234,406	227,167
Buildings and improvements	1,520,474	1,457,732
Machinery and equipment	3,904,401	3,714,456
Equipment leased to others	170,422	164,504
Construction in progress	101,285	98,876
	5,930,988	5,662,735
Accumulated depreciation	(3,793,006)	(3,553,303)
Net plant and equipment	2,137,982	2,109,432

Investments	450,889	465,894
Goodwill	4,677,193	4,517,550
Intangible Assets	1,696,585	1,779,669
Deferred Income Taxes	82,448	75,999
Other Assets	564,584	501,028
	$14,741,675	$15,203,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$180,511	$2,433,973
Accounts payable	575,001	683,991
Accrued expenses	1,326,115	1,315,106
Cash dividends payable	154,892	154,726
Income taxes payable	206,219	216,751
Liabilities held for sale	5,454	20,546
Total current liabilities	2,448,192	4,825,093
Noncurrent Liabilities:
Long-term debt	2,855,812	1,247,883
Deferred income taxes	139,167	125,089
Other liabilities	1,372,380	1,330,395
Total noncurrent liabilities	4,367,359	2,703,367

Stockholders’ Equity:
Common stock	5,323	5,318
Additional paid-in-capital	146,116	105,497
Income reinvested in the business	9,022,927	9,196,465
Common stock held in treasury	(1,390,594)	(1,390,594)
Accumulated other comprehensive income	130,361	(253,211)
Noncontrolling interest	11,991	11,616
Total stockholders’ equity	7,926,124	7,675,091
	$14,741,675	$15,203,551

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30
	2009	2008
Cash Provided by (Used for) Operating Activities:
Net income	$137,191	$831,711
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	182,633	189,775
Amortization and impairment of goodwill and other intangible assets	192,514	185,627
Change in deferred income taxes	(11,302)	(24,910)
Provision for uncollectible accounts	6,784	4,405
(Gain) loss on sale of plant and equipment	2,322	(484)
(Income) loss from investments	13,956	(19,653)
(Gain) loss on sale of operations and affiliates	29,773	(97)
Stock compensation expense	23,969	21,834
Other non-cash items, net	27	(2,365)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	322,425	(213,253)
Inventories	428,659	(98,781)
Prepaid expenses and other assets	(23,114)	(15,773)
Increase (decrease) in--
Accounts payable	(156,461)	(7,835)
Accrued expenses and other liabilities	(32,799)	18,859
Income taxes receivable and payable	(56,777)	72,795
Other, net	11,283	2,173
Net cash provided by operating activities	1,071,083	944,028
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(113,640)	(678,194)
Additions to plant and equipment	(121,338)	(184,987)
Purchases of investments	(30,874)	(2,468)
Proceeds from investments	4,076	14,424
Proceeds from sale of plant and equipment	14,905	10,590
Proceeds from sale of operations and affiliates	15,685	1,006
Other, net	(815)	851
Net cash used for investing activities	(232,001)	(838,778)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(309,507)	(294,806)
Issuance of common stock	15,955	35,195
Repurchases of common stock	—	(585,574)
Net proceeds (repayments) of debt with original maturities 3 months or less	(1,668,982)	539,314
Proceeds from debt with original maturities greater than 3 months	2,157,995	432
Repayments of debt with original maturities greater than 3 months	(1,258,619)	(4,170)
Excess tax benefits from share-based compensation	28	3,413
Net cash used for financing activities	(1,063,130)	(306,196)
Effect of Exchange Rate Changes on Cash and Equivalents	97,501	13,596
Cash and Equivalents:
Decrease during the period	(126,547)	(187,350)
Beginning of period	742,950	827,524
End of period	$616,403	$640,174
Cash Paid During the Period for Interest	$26,565	$40,905
Cash Paid During the Period for Income Taxes	$182,850	$308,190
Liabilities Assumed from Acquisitions	$38,233	$249,880

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)	FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Events that occurred after June 30, 2009 through the time that these financial statements have been filed on August 7, 2009 with the Securities and Exchange Commission were considered in the preparation of these financial statements. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

(2)	COMPREHENSIVE INCOME

The Company’s components of comprehensive income in the periods presented are:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income	$176,565	$528,090	$137,191	$831,711
Other comprehensive income:
Foreign currency translation adjustments	504,626	39,400	381,638	141,939
Pension and other postretirement benefit adjustments, net of tax	1,954	(1,169)	1,934	(448)
Comprehensive income	$683,145	$566,321	$520,763	$973,202

(3)	DISCONTINUED OPERATIONS

The Company periodically reviews its 895 operations for businesses which may no longer be aligned with its long-term objectives. In August 2008, the Company’s Board of Directors authorized the divestiture of the Click Commerce industrial software business which was previously reported in the All Other segment. In the second quarter of 2009, the Company completed the sale of the Click Commerce business.

In the fourth quarter of 2007, the Company classified an automotive components business and a consumer packaging business as held for sale. The consumer packaging business was sold in the second quarter of 2008. The Company has sold the automotive components business in the third quarter of 2009.

The consolidated statements of income and the notes to financial statements have been restated to present the operating results of the held for sale and divested businesses as discontinued operations.

In May 2009, the Company’s Board of Directors rescinded a resolution from August 2008 to divest the Decorative Surfaces segment. The consolidated financial statements and related notes for all periods have been restated to present the results related to the Decorative Surfaces segment as continuing operations.

Results of the discontinued operations for the second quarter of 2009 and 2008 were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$9,542	$37,764	$23,169	$73,441

Income (loss) before taxes	(1,251)	2,270	(35,064)	(93,221)
Income tax (expense) benefit	(1,127)	(2,884)	1,328	890
Loss from discontinued operations	$(2,378)	$(614)	$(33,736)	$(92,331)

In 2009, the Company recorded a pre-tax loss on the disposal of the Click Commerce business of $29,827,000. Loss before taxes in 2008 includes goodwill impairment charges of $97,152,000 related to the Click Commerce business.

As of June 30, 2009, the assets and liabilities of a certain automotive components business were included in assets and liabilities held for sale. As of December 31, 2008, the Company had recorded the assets and liabilities of the Click Commerce business and a certain automotive components business as held for sale. The total assets and liabilities held for sale were as follows:

(In thousands)	June 30, 2009	December 31, 2008

Trade receivables	$3,650	$18,122
Inventories	1,603	2,369
Net plant and equipment	8,943	11,308
Net goodwill and intangible assets	—	108,405
Other assets	2,033	5,867
Loss reserve on assets held for sale	(4,000)	(64,000)
Total assets held for sale	$12,229	$82,071

Accounts payable	$870	$1,119
Accrued expenses	4,584	19,427
Total liabilities held for sale	$5,454	$20,546

(4)	INCOME TAXES

In the first half of 2009, the Company incurred significant charges related to the impairment of goodwill and intangible assets of $89,997,000 that were mostly non-deductible, and discrete tax items of $43,540,000 to record reserves on net operating loss carryforwards no longer expected to be utilized and other tax adjustments. The components of the effective tax rate for the six month period ended June 30, 2009 were as follows:

Effective tax rate excluding discrete items	28.1%
Discrete tax adjustments	13.4
Goodwill and intangible asset impairment charges	6.2
Effective tax rate	47.7%

In the U.S., the Internal Revenue Service (IRS) has completed its audits for the years 2001-2003 and has proposed several adjustments for which the Company is negotiating a settlement, the most significant of which are related to leveraged leases and mortgage-backed securities. The Company has recorded its best estimate for these exposures. Management believes it is reasonably possible that within the next twelve months the matters presently under consideration for 2001-2003 with the IRS will be resolved and that the amount of the Company’s unrecognized tax benefits may decrease by approximately $271 million.

(5)	INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 were as follows:

(In thousands)

	June 30, 2009	December 31, 2008
Raw material	$461,914	$612,190
Work-in-process	141,844	174,607
Finished goods	834,879	987,900
	$1,438,637	$1,774,697

(6)	GOODWILL AND INTANGIBLE ASSETS

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

When performing its annual goodwill impairment assessment, the Company compares the estimated fair value of each of its 63 reporting units to the carrying value. Fair values are determined primarily by discounting estimated future cash flows based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant reporting unit. The Company also considers additional valuation techniques, such as market multiples from similar transactions and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill.

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

The goodwill impairments were related to new reporting units which were acquired over the last few years. These charges were driven by lower than expected forecasts compared to results expected when the reporting units were acquired. Also in the first quarter 2009, intangible asset impairments of $11,997,000 were recorded to reduce to the estimated fair value the carrying value of trademarks and brands with indefinite lives. Approximately $5,800,000 of this charge related to the PC board fabrication reporting unit and the remainder to various trademarks and brands of other reporting units.

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings for the first quarter of 2009 is as follows:

(In thousands)	Book Value	Fair Value	Total Impairment Charges
Goodwill	$353,000	$275,000	$78,000
Indefinite-lived intangible assets	94,973	82,976	11,997

(7)	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended June 30, 2009 and 2008 were as follows:

(In thousands)	Three Months Ended June 30				Six Months Ended June 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$24,201	$28,060	$3,142	$3,585	$48,433	$56,009	$6,284	$7,170
Interest cost	29,350	30,223	7,718	8,217	58,930	60,319	15,436	16,433
Expected return on plan assets	(38,040)	(42,283)	(3,403)	(3,848)	(75,885)	(84,536)	(6,806)	(7,696)
Amortization of actuarial (gain)
loss	2,072	651	64	(252)	4,137	1,289	128	(504)
Amortization of prior service
(income) cost	(422)	(600)	1,606	1,565	(800)	(1,202)	3,212	3,130
Amortization of net transition
amount	37	24	—	—	76	45	—	—
Curtailment & settlement gain	(12,345)	—	—	(1,929)	(12,345)	—	—	(1,929)
Net periodic benefit cost	$4,853	$16,075	$9,127	$7,338	$22,546	$31,924	$18,254	$16,604

The Company expects to contribute $218,400,000 to its pension plans and $38,100,000 to its other postretirement plans in 2009. As of June 30, 2009, contributions of $41,100,000 to pension plans and $17,300,000 to other postretirement plans have been made.

(8)	SHORT-TERM DEBT

In June 2008, the Company entered into a $1,500,000,000 Line of Credit Agreement with a termination date of June 12, 2009. In October 2008, the Company amended the Line of Credit Agreement in order to increase the line of credit to $2,500,000,000. This line of credit was replaced on June 12, 2009 by a $2,000,000,000 Line of Credit Agreement with a termination date of June 11, 2010. No amounts were outstanding under this facilities at June 30, 2009.

The Company had outstanding commercial paper of $121,997,000 at June 30, 2009 and $1,820,423,000 at December 31, 2008.

In 1999, the Company issued $500,000,000 of 5.75% redeemable notes due March 1, 2009. The balance related to these notes was repaid at maturity.

(9)	LONG-TERM DEBT

On March 23, 2009, the Company issued $800,000,000 of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700,000,000 of 6.25% redeemable notes due April 1, 2019 at 99.984% of face value. The effective interest rates of the notes are 5.2% and 6.3%, respectively.

The approximate fair value based on rates for comparable instruments and related carrying value of the Company’s long-term debt, including current maturities was as follows:

(In thousands)

	June 30, 2009	December 31, 2008
Fair value	$2,845,031	$1,682,304
Carrying value	2,864,070	1,757,807

(10)	STOCKHOLDERS' EQUITY

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. Upon adoption the Company reclassified the December 31, 2008 balance of $11,616,000 from other noncurrent liabilities to noncontrolling interest in stockholders’ equity.

(11)	SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

In 2007, the Company classified two consumer packaging businesses, an automotive machinery business and an automotive components business as discontinued operations. Additionally, in 2008, the Company’s Board of Directors authorized the divestiture of the Click Commerce industrial software business which was previously reported in the All Other segment. The consolidated statements of income, statements of financial position, the notes to financial statements and management’s discussion and analysis for all periods have been restated to present the results related to all of these businesses as discontinued operations. See the Discontinued Operations note for further information on the Company’s discontinued operations.

In May 2009, the Company’s Board of Directors rescinded a resolution from August 2008 to divest the Decorative Surfaces segment. The consolidated financial statements, the notes to financial statements and management’s discussion and analysis for all periods have been restated to present the results related to the Decorative Surfaces segment as continuing operations.

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$3,392,906	$4,555,881	$6,539,285	$8,681,691
Operating income	334,835	757,159	426,129	1,375,790
Margin %	9.9%	16.6%	6.5%	15.8%

In the second quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(22.2)%	(55.3)%	(7.1)%	(22.5)%	(59.0)%	(7.5)%
Changes in variable margins and
overhead costs	—	14.6	3.1	—	10.8	2.2
Total	(22.2)	(40.7)	(4.0)	(22.5)	(48.2)	(5.3)

Acquisitions and divestitures	5.3	(0.2)	(0.8)	5.7	(0.8)	(0.7)
Restructuring costs	—	(5.9)	(1.3)	—	(5.4)	(1.1)
Impairment of goodwill and
intangibles	—	—	—	—	(6.4)	(1.3)
Translation	(8.8)	(8.9)	(0.7)	(8.0)	(8.2)	(0.9)
Other	0.2	(0.1)	0.1	0.1	—	—
Total	(25.5)%	(55.8)%	(6.7)%	(24.7)%	(69.0)%	(9.3)%

Operating Revenues

Revenues decreased 25.5% and 24.7% in the second quarter and year-to-date periods of 2009, respectively, versus 2008 primarily due to lower base revenues and the unfavorable effect of currency translation, mainly due to a weaker Euro versus the Dollar, partially offset by revenues from acquisitions. Total base revenues declined 22.2% and 22.5% in the second quarter and year-to-date periods, respectively. North American base revenue declined 26.8% and 26.5%, in the second quarter and year-to-date periods, respectively, while international base revenues declined 17.3% and 18.1% in the same periods. Both North American and international base revenues were adversely affected by on-going and significant declines in macroeconomic trends and related weak industrial production. The Company anticipates that the current global economic environment will continue through 2009 and as such, expects that key end markets will continue to be negatively impacted.

Operating Income

Operating income declined 55.8% and 69.0% in the second quarter and year-to-date periods of 2009, respectively, primarily due to the decline in base revenues, the negative effect of currency translation and increased restructuring expenses. In addition, in the first quarter of 2009 the Company recorded impairment charges of $78 million and $12 million against the goodwill and intangible assets, respectively. The goodwill impairments were primarily driven by the combination of lower forecasts and lower market multiples being paid for similar businesses. The higher restructuring expenses reflect the Company’s efforts to reduce costs in response to current economic conditions. Improvements in base variable margins and lower overhead costs increased margins 3.1% and 2.2% in the second quarter and year-to-date periods, respectively, as the benefits of past restructuring projects began to be realized and price versus cost comparisons were favorable. Total margins declined by 6.7% and 9.3% in the second quarter and year-to-date periods of 2009, respectively, primarily due to the declines in base revenues, restructuring charges and the first quarter goodwill and intangible impairment charges.

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Industrial Packaging	$460,336	$717,986	$886,481	$1,347,736
Power Systems & Electronics	398,462	648,785	793,917	1,231,176
Transportation	502,266	630,427	936,900	1,224,517
Food Equipment	451,353	538,479	882,553	1,048,218
Construction Products	370,745	566,172	694,732	1,050,206
Polymers & Fluids	278,687	299,249	526,760	554,760
Decorative Surfaces	257,332	335,956	489,443	638,491
All Other	681,751	833,786	1,343,555	1,615,676
Intersegment revenues	(8,026)	(14,959)	(15,056)	(29,089)
Total operating revenues	$3,392,906	$4,555,881	$6,539,285	$8,681,691

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the primary metals, general industrial, construction, and food and beverage markets.

The results of operations for the Industrial Packaging segment for the second quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$460,336	$717,986	$886,481	$1,347,736
Operating income	16,273	94,496	13,663	163,700
Margin %	3.5%	13.2%	1.5%	12.1%

In the second quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(26.1)%	(84.7)%	(10.5)%	(25.4)%	(88.1)%	(10.2)%
Changes in variable margins and
overhead costs	—	19.2	3.4	—	10.4	1.7
Total	(26.1)	(65.5)	(7.1)	(25.4)	(77.7)	(8.5)

Acquisitions and divestitures	0.8	(0.8)	(0.2)	0.8	(0.9)	(0.2)
Restructuring costs	—	(5.1)	(0.9)	—	(2.7)	(0.5)
Impairment of goodwill and
intangibles	—	—	—	—	(0.2)	—
Translation	(10.6)	(11.4)	(1.5)	(9.6)	(10.1)	(1.4)
Other	—	—	—	—	(0.1)	—
Total	(35.9)%	(82.8)%	(9.7)%	(34.2)%	(91.7)%	(10.6)%

Operating Revenues

Revenues decreased 35.9% and 34.2% in the second quarter and year-to-date periods of 2009, respectively, versus 2008 primarily due to lower base revenues and the unfavorable impact of currency translation. Base revenues declined 43.1% and 40.6% for the North American strapping businesses in the second quarter and year-to-date periods, respectively, largely due to declines in consumable and equipment volume in key end markets such as primary metals, construction-related materials and manufacturing. The international strapping businesses declined 28.9% and 27.6%, respectively. Both were adversely affected by the continued global decline in industrial production and construction industries. The worldwide stretch packaging businesses experienced declines in base revenues of 22.9% and 21.2% in the second quarter and year-to-date periods, respectively, while the protective packaging business declined 6.8% and 11.4% for the same periods both due to continuing weakness in worldwide industrial-based end markets.

Operating Income

Operating income decreased 82.8% and 91.7% in the second quarter and year-to-date periods of 2009, respectively, primarily due to the negative leverage effect of the decline in base revenues described above, the negative effect of currency translation and higher restructuring expenses. Improvements in base variable margins and overhead costs increased margins 3.4% and 1.7% in the second quarter and year-to-date periods, respectively, as price versus cost comparisons were favorable and benefits of past restructuring projects began to be realized. Total operating margins declined by 9.7% and 10.6% in the second quarter and year-to-date periods, respectively, mainly due to the declines in base revenues.

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

The results of operations for the Power Systems & Electronics segment for the second quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$398,462	$648,785	$793,917	$1,231,176
Operating income	61,155	142,124	86,520	266,887
Margin %	15.3%	21.9%	10.9%	21.7%

In the second quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(36.5)%	(62.9)%	(9.1)%	(34.3)%	(60.5)%	(8.6)%
Changes in variable margins and
overhead costs	—	13.2	4.5	—	11.6	3.8
Total	(36.5)	(49.7)	(4.6)	(34.3)	(48.9)	(4.8)

Acquisitions and divestitures	2.0	(0.6)	(0.7)	2.5	(2.1)	(1.1)
Restructuring costs	—	(3.6)	(1.2)	—	(4.8)	(1.6)
Impairment of goodwill and
intangibles	—	—	—	—	(9.0)	(3.0)
Translation	(4.1)	(3.1)	(0.1)	(3.7)	(2.9)	(0.3)
Other	—	—	—	—	0.1	—
Total	(38.6)%	(57.0)%	(6.6)%	(35.5)%	(67.6)%	(10.8)%

Operating Revenues

Revenues declined 38.6% and 35.5% in the second quarter and year-to-date periods of 2009, respectively, over 2008 mainly due to declines in base revenues and the negative effect of currency translation. The revenue decrease was partially offset by 2008 acquisitions including a welding equipment business and a PC board fabrication business. Worldwide base welding revenues declined 37.0% in the second quarter and 34.2% year-to-date. North American welding businesses declined 41.3% and 38.7% while international base businesses declined 26.4% and 21.9%, in the respective periods. Revenues fell as end market demand continued to decline across the broad spectrum of industries that this segment serves. Base revenues for the electronics businesses fell 33.3% and 38.8% in the second quarter and year-to-date periods while base revenues in the PC board fabrication businesses fell 59.2% and 57.6% in the same periods both due to the decline in consumer demand for electronics. Revenues in the ground support businesses increased 4.0% and 9.4% in the second quarter and year-to-date period, respectively, due to commercial and military airport infrastructure projects.

Operating Income

Operating income decreased 57.0% and 67.6% in the second quarter and year-to-date periods of 2009, respectively, primarily due to the declines in base revenues described above, first quarter 2009 impairment charges, higher restructuring expenses and the negative effect of currency translation. Goodwill and intangible asset impairment charges of $18.0 million and $6.7 million, respectively, were incurred in the PC board fabrication and welding accessories businesses in the first quarter of 2009. Total operating margins declined by 6.6% and 10.8% in the second quarter and year-to-date periods, respectively, primarily due to the declines in base revenues, higher impairment charges and higher restructuring expense. Improvements in variable margins and overhead costs, including favorable price versus cost comparison, increased operating margins by 4.5% and 3.8% in the same periods.

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products include:
•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarkets maintenance and appearance;
•	fillers and putties for auto body repair; and
•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive original equipment manufacturers and tiers and automotive aftermarket markets.

The results of operations for the Transportation segment for the second quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$502,266	$630,427	$936,900	$1,224,517
Operating income	24,321	99,705	7,873	191,407
Margin %	4.8%	15.8%	0.8%	15.6%

In the second quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(23.7)%	(55.9)%	(6.7)%	(29.4)%	(71.4)%	(9.3)%
Changes in variable margins and
overhead costs	—	0.2	—	—	(3.6)	(0.8)
Total	(23.7)	(55.7)	(6.7)	(29.4)	(75.0)	(10.1)

Acquisitions	12.7	(1.8)	(1.4)	14.1	—	(0.5)
Restructuring costs	—	(6.4)	(1.3)	—	(9.5)	(2.1)
Impairment of goodwill and
intangibles	—	—	—	—	(1.3)	(0.3)
Translation	(9.4)	(11.7)	(1.6)	(8.2)	(10.2)	(1.8)
Other	0.1	—	—	—	0.1	—
Total	(20.3)%	(75.6)%	(11.0)%	(23.5)%	(95.9)%	(14.8)%

Operating Revenues

Revenues declined 20.3% and 23.5% in the second quarter and year-to-date periods, respectively, versus 2008 primarily due to declines in base revenues and the unfavorable effect of currency translation. Acquisition revenue partially mitigated the base revenue decrease and was primarily related to the purchase of a North American truck remanufacturing and parts business in the third quarter of 2008. Worldwide automotive base revenues declined 30.5% and 37.8% in the second quarter and year-to-date periods, respectively, as automotive production continued to be weak. Automotive aftermarket declined 12.7%, in the second quarter and 11.5% year-to-date as a result of a continued decline in discretionary consumer spending. North American base revenues declined 39.5% and 43.1% in the second quarter and year-to-date periods, respectively, on declines of 49% and 50% in North American auto builds in the same periods. International base revenues declined 22.5% and 32.8% for the second quarter and year-to-date, respectively, on declines in car builds of 23% and 28%.

Operating Income

Operating income decreased 75.6% and 95.9% in the second quarter and year-to-date periods of 2009, respectively, versus 2008 primarily due to the decline in base revenues described above, the unfavorable effect of currency translation and higher restructuring costs. The increase in restructuring expense is primarily due to continued efforts to reduce costs in response to current economic conditions and the decline in worldwide automotive production. Total operating margins declined by 11.0% and 14.8% in the second quarter and year-to-date periods, respectively, primarily due to the dramatic decline in revenues described above.

Due to the severe deterioration in the North American automotive market, there is significant uncertainty about the ability of certain U.S. auto manufacturers and their suppliers to continue as going concerns. On April 30, 2009, Chrysler LLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Shortly thereafter, Chrysler LLC suspended production at most of its facilities while the company went through the bankruptcy process. Additionally, General Motors (“GM”) filed for bankruptcy protection on June 1, 2009.

Both GM and Chrysler have subsequently emerged from bankruptcy reorganization and Chrysler has resumed production. Management continues to monitor conditions in the automotive industry, but currently believes these reorganizations will not have a significant long term impact on the Company.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales; and
•	kitchen exhaust, ventilation and pollution control systems.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$451,353	$538,479	$882,553	$1,048,218
Operating income	58,428	73,675	102,831	143,991
Margin %	12.9%	13.7%	11.7%	13.7%

In the second quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(8.5)%	(25.5)%	(2.6)%	(8.8)%	(26.6)%	(2.7)%
Changes in variable margins and
overhead costs	—	18.5	2.8	—	9.8	1.5
Total	(8.5)	(7.0)	0.2	(8.8)	(16.8)	(1.2)

Acquisitions	1.6	—	(0.2)	1.4	(0.7)	(0.3)
Restructuring costs	—	(3.2)	(0.5)	—	(1.9)	(0.3)
Translation	(9.3)	(10.5)	(0.3)	(8.4)	(9.1)	(0.3)
Other	—	—	—	—	(0.1)	0.1
Total	(16.2)%	(20.7)%	(0.8)%	(15.8)%	(28.6)%	(2.0)%

Operating Revenues

Revenues decreased 16.2% and 15.8% in the second quarter and year-to-date periods of 2009, respectively, versus 2008 primarily due to the decline in base business and the unfavorable effect of currency translation slightly offset by revenues from acquisitions. The acquired revenues were attributable to the acquisition of a European food equipment business in 2008. North American base revenues declined 8.4% and 11.1%, respectively, for the second quarter and year-to-date periods while international base revenues declined 10.2% and 7.9% in the same periods. Base revenues for the North American institutional/restaurant businesses declined 13.2% and 15.6% in the second quarter and year-to-date periods, respectively, as customers delayed equipment purchases. North American service revenues declined a more modest 1.1% and 2.1% in the second quarter and year-to-date periods as customers continued to maintain existing equipment.

Operating Income

Operating income declined 20.7% and 28.6% in the second quarter and year-to-date periods, respectively, primarily due to the decrease in base revenues described above and the unfavorable effect of currency translation. Total operating margins declined by 0.8% and 2.0% in the second quarter and year-to-date, respectively, primarily due to the decline in base revenues partially offset by margin gains due to lower operating costs including lower fuel costs, favorable product mix, and reduced headcount.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$370,745	$566,172	$694,732	$1,050,206
Operating income	21,738	80,044	11,518	132,223
Margin %	5.9%	14.1%	1.7%	12.6%

In the second quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(22.1)%	(65.1)%	(7.8)%	(21.7)%	(71.8)%	(8.1)%
Changes in variable margins and
overhead costs	—	11.4	2.1	—	3.2	0.5
Total	(22.1)	(53.7)	(5.7)	(21.7)	(68.6)	(7.6)

Acquisitions	0.7	(0.6)	(0.2)	0.6	(1.3)	(0.2)
Restructuring costs	—	(1.7)	(0.3)	—	(3.9)	(0.6)
Translation	(13.1)	(16.9)	(2.1)	(12.8)	(17.4)	(2.5)
Other	—	0.1	0.1	0.1	(0.1)	—
Total	(34.5)%	(72.8)%	(8.2)%	(33.8)%	(91.3)%	(10.9)%

Operating Revenues

Revenues declined 34.5% and 33.8% in the second quarter and year-to-date periods of 2009 versus 2008 primarily as a result of the decline in base revenue and the unfavorable effect of currency translation. Base revenues for the North American, European and Asia-Pacific regions decreased 34.0%, 30.2% and 2.5%, respectively during the second quarter while declining 32.6%, 29.7% and 3.5% year-to-date. These declines in base revenues were the result of ongoing weakness in the residential and commercial construction markets in North America and Europe. North American housing starts declined 48% on an annualized basis in the second quarter. In addition, commercial construction activity fell 50% year-to-date. The European and Asia-Pacific regions continued to show weakening demand, primarily in the commercial construction category.

Operating Income

Operating income decreased 72.8% and 91.3%, respectively, in the second quarter and year-to-date periods of 2009, primarily due to the revenue decline described above. In addition, the unfavorable effect of currency translation, higher restructuring expenses and lower income from acquisitions contributed to the lower income and margins. Total margins declined 8.2% and 10.9% as reduced operating expenses, including benefits from past restructuring projects, were more than offset by the effect of lower revenues.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and hygiene products.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure-sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$278,687	$299,249	$526,760	$554,760
Operating income (loss)	28,926	53,677	(21,694)	89,593
Margin %	10.4%	17.9%	(4.1)%	16.1%

In the second quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(15.1)%	(37.0)%	(4.6)%	(15.9)%	(43.3)%	(5.3)%
Changes in variable margins and
overhead costs	—	14.1	3.0	—	12.9	2.5
Total	(15.1)	(22.9)	(1.6)	(15.9)	(30.4)	(2.8)

Acquisitions	19.2	(2.7)	(3.1)	21.3	(7.0)	(0.8)
Restructuring costs	—	(9.1)	(1.9)	—	(8.7)	(1.7)
Impairment of goodwill and
intangibles	—	—	—	—	(67.2)	(12.9)
Translation	(11.0)	(11.4)	(0.9)	(10.4)	(11.0)	(2.1)
Other	—	—	—	—	0.1	0.1
Total	(6.9)%	(46.1)%	(7.5)%	(5.0)%	(124.2)%	(20.2)%

Operating Revenues

Revenues decreased 6.9% and 5.0% in the second quarter and year-to-date periods of 2009 versus the same 2008 periods primarily due to lower base revenues and the unfavorable effect of currency translation mostly offset by revenues from acquisitions. Acquisition revenue was primarily the result of the purchase of a pressure sensitive adhesives business and two construction adhesives businesses. Total base revenues declined 15.1% and 15.9% in the second quarter and year-to-date periods, respectively, primarily due to continued weakness in worldwide industrial production and MRO market demand. Worldwide base revenue for the fluids and polymers businesses declined 16.9% and 17.7% in the second quarter and year-to-date, respectively.

Operating Income

Operating income decreased 46.1% in the second quarter and 124.2% to a year-to-date loss primarily due to a $60.0 million goodwill impairment charge against the pressure sensitive adhesive businesses in the first quarter of 2009 and declines in base revenues. Base operating margins declined 1.6% and 2.8% as savings from prior period restructuring projects and favorable price versus cost comparisons were offset by the lower revenues. The first quarter 2009 goodwill impairment charge further reduced year-to-date margins by 12.9%. Additionally, acquisitions diluted margins 3.1% and 0.8% in the second quarter and year-to-date periods.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for countertops, flooring, furniture and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for countertops;
•	solid surface materials for countertops;
•	high-pressure laminate flooring;
•	laminate for furniture applications; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction, residential construction and general industrial markets.

The results of operations for the Decorative Surfaces segment for the second quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$257,332	$335,956	$489,443	$638,491
Operating income	34,041	46,761	62,025	81,059
Margin %	13.2%	13.9%	12.7%	12.7%

In the second quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(16.0)%	(45.8)%	(4.9)%	(16.5)%	(52.0)%	(5.4)%
Changes in variable margins and
overhead costs	—	32.2	5.3	—	37.7	5.8
Total	(16.0)	(13.6)	0.4	(16.5)	(14.3)	0.4

Restructuring costs	—	(9.7)	(1.6)	—	(5.1)	(0.8)
Translation	(7.4)	(3.9)	0.5	(6.8)	(4.1)	0.4
Total	(23.4)%	(27.2)%	(0.7)%	(23.3)%	(23.5)%	—%

Operating Revenues

Revenues decreased 23.4% and 23.3% in the second quarter and year-to-date periods of 2009 versus 2008 due to lower base revenues and the unfavorable effect of currency translation. North American laminate base revenues declined 20.0% and 19.4% in the second quarter and year-to-date periods, respectively, as a result of the continued downturn in commercial and residential construction. These declines were partially offset by increased product penetration in the premium high definition laminate product segment. International base revenues declined 11.6% and 12.3% in the same periods due to European volume declines.

Operating Income

Operating income decreased 27.2% and 23.5% in the second quarter and year-to-date periods primarily due to the decline in revenues described above, higher restructuring expenses and the negative effect of currency translation. Improvements in base variable margins and lower overhead costs increased margins 5.3% and 5.8% in the second quarter and year-to-date periods, respectively, largely due to higher prices on premium products, lower raw material costs and benefits from prior restructuring expense.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	equipment and related software for testing of materials and structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	swabs, wipes and mats for clean room usage;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment; and
•	static and contamination control equipment.

This segment primarily serves the general industrial, consumer durables, food and beverage and electronics markets.

The results of operations for the All Other segment for the second quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$681,751	$833,786	$1,343,555	$1,615,676
Operating income	89,953	166,677	163,393	306,930
Margin %	13.2%	20.0%	12.2%	19.0%

In the second quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
Leverage	(20.0)%	(46.4)%	(6.6)%	(19.5)%	(47.5)%	(6.6)%
Changes in variable margins and
overhead costs	—	14.2	3.6	—	11.9	2.8
Total	(20.0)	(32.2)	(3.0)	(19.5)	(35.6)	(3.8)

Acquisitions and divestitures	8.6	2.5	(0.9)	8.7	1.8	(0.9)
Restructuring costs	—	(9.3)	(2.3)	—	(6.1)	(1.5)
Impairment of goodwill and
intangibles	—	—	—	—	(0.5)	(0.1)
Translation	(6.8)	(7.0)	(0.6)	(6.0)	(6.3)	(0.5)
Other	—	—	—	—	(0.1)	—
Total	(18.2)%	(46.0)%	(6.8)%	(16.8)%	(46.8)%	(6.8)%

Operating Revenues

Revenues decreased 18.2% and 16.8% in the second quarter and year-to-date periods of 2009, respectively, versus 2008 due to the decline in base business revenues and the unfavorable effect of currency translation, partially offset by an increase in revenues from acquired companies. The increase in acquisition revenue was primarily due to the purchase of two test and measurement businesses. Base revenues declined in the second quarter 26.9%, 38.7%, 12.9% and 15.3% for the industrial plastics and metals, finishing, consumer packaging and test and measurement businesses, respectively, due to the effect of weak capital expenditure spending and a fall-off in end market demand across the broad spectrum of industries this segment serves. Year-to-date these declines were 27.3%, 31.8%, 14.0% and 14.2%, respectively.

Operating Income

Operating income declined 46.0% and 46.8% in the second quarter and year-to-date periods of 2009, respectively, primarily due to the decline in base revenues described above, the unfavorable effect of currency translation and higher restructuring expenses. Total operating margins declined by 6.8% in both periods primarily due to the lower margins for both base and acquired businesses. Base margins declined by 3.0% and 3.8% in the second quarter and year-to-date, respectively, as favorable price versus cost comparisons and gains from tight cost controls were offset by the impact of lower revenues.

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Amortization expense increased to $102.5 million in the first six months of 2009 versus $82.4 million in the first six months of 2008, due to intangible amortization related to newly acquired businesses in the second half of 2008.

Total goodwill and intangible asset impairment charges by segment for the six months ended June 30, 2009 and 2008 were as follows:

(In thousands)	Six Months Ended June 30
	2009	2008
Industrial Packaging	$386	$—
Power Systems & Electronics	24,766	824
Transportation	2,414	13
Food Equipment	46	—
Polymers & Fluids	60,416	251
All Other	1,969	350
	$89,997	$1,438

See the Goodwill and Intangible Assets note for further details of the impairment charges.

INTEREST EXPENSE

Interest expense increased to $75.3 million in the first six months of 2009 from $74.1 million in the first six months of 2008 due to interest on the 5.15% and 6.25% notes issued on March 23, 2009, partially offset by the 6.875% notes and 5.75% bonds repaid at maturity on November 17, 2008 and March 2, 2009, respectively, and lower commercial paper rates and borrowings.

OTHER INCOME (EXPENSE)

Other income (expense) was expense of $24.2 million for the first six months of 2009 versus income of $3.2 million in 2008, primarily due to investment and currency translation losses in 2009 versus gains in 2008 and lower interest income in 2009, partially offset by a charge for German taxes in 2008.

INCOME TAXES

The effective tax rate for the first six months of 2009 was 47.67% compared to 29.19% for the first six months of 2008. The increase in the effective tax rate resulted primarily from the impairment of non-deductible goodwill and discrete tax adjustments in 2009.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $170.9 million ($0.34 per diluted share) in the first six months of 2009 was 81.5% lower than the 2008 income from continuing operations of $924.0 million ($1.75 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 2009 decreased operating revenues for the first six months of 2009 by approximately $565 million and decreased income from continuing operations by approximately 7 cents per diluted share.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $33.7 million in the first six months of 2009 compared to $92.3 million in 2008 primarily due to 2008 impairment of goodwill of $97.2 million versus the 2009 loss on sale of the Click Commerce industrial software business of $29.8 million.

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

Cash Flow

Free operating cash flow is used by management to measure normal cash flow generated by operations that is available for dividends, acquisitions, share repurchases and debt repayment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the second quarter of 2009 and 2008 was as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net cash provided by operating activities	$624,082	$450,104	$1,071,083	$944,028
Additions to plant and equipment	(57,402)	(95,982)	(121,338)	(184,987)
Free operating cash flow	$566,680	$354,122	$949,745	$759,041

Acquisition of businesses	$(49,131)	$(442,152)	$(113,640)	$(678,194)
Purchase of investments	(18,520)	(1,862)	(30,874)	(2,468)
Proceeds from sale of operations and affiliates	17,233	4,733	15,685	1,006
Cash dividends paid	(154,781)	(146,379)	(309,507)	(294,806)
Issuance of common stock	10,572	17,642	15,955	35,195
Repurchases of common stock	—	(200,000)	—	(585,574)
Net proceeds (repayments) of debt	(965,728)	110,421	(769,606)	535,576
Other	88,979	16,208	115,695	42,874
Net decrease in cash and equivalents	$(504,696)	$(287,267)	$(126,547)	$(187,350)

On August 20, 2007 the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. There are approximately $1.2 billion of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. We believe that ROIC is a meaningful metric to investors and may be different than the method used by other companies to calculate ROIC. ROIC for the second quarter of 2009 and 2008 was as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Operating revenues	$3,392,906	$4,555,881	$6,539,285	$8,681,691
Tax rate	34.00%	29.02%	31.90%	29.19%
Operating income after taxes	$220,991	$537,431	$351,482	$974,197
Invested capital:
Trade receivables	$2,393,176	$3,302,285	$2,393,176	$3,302,285
Inventories	1,438,637	1,845,621	1,438,637	1,845,621
Net plant and equipment	2,137,982	2,285,049	2,137,982	2,285,049
Investments	450,889	506,407	450,889	506,407
Goodwill and intangible assets	6,373,778	6,279,880	6,373,778	6,279,880
Accounts payable and accrued expenses	(1,901,116)	(2,364,395)	(1,901,116)	(2,364,395)
Net assets held for sale	6,775	139,552	6,775	139,552
Other, net	(554,077)	(199,349)	(554,077)	(199,349)
Total invested capital	$10,346,044	$11,795,050	$10,346,044	$11,795,050
Average invested capital	$10,237,095	$11,449,069	$10,362,729	$11,242,732
Annualized return on average invested capital	8.6%	18.8%	6.8%	17.3%

The ROIC decrease of 10.2% in the second quarter of 2009 was the result of after-tax operating income decreasing 58.9%, resulting from the current economic downturn, while average invested capital decreased 10.6%.

The ROIC decrease of 10.5% for year-to-date 2009 was the result of after-tax operating income decreasing 63.9%, resulting from the current economic downturn, while average invested capital decreased 7.8%.

In the first quarter of 2009, the Company incurred significant charges for the impairment of goodwill and intangible assets of $90.0 million that was mostly non-deductible and discrete tax adjustments of $28.0 million. Since these charges were unusual, the ROIC calculation has been adjusted to exclude these items to improve comparability and better reflect the return on invested capital for the 2009 year-to-date period presented above. A reconciliation of year-to-date operating income and the tax rate as reported to operating income after taxes and tax rate used above is as follows:

(Dollars in thousands)	Operating Income	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$426,129	$326,627	$155,700	47.7%
Goodwill and intangible asset impairments	89,997	89,997	5,058	(7.3)%
Discrete tax adjustments	—	—	(27,800)	(8.5)%
As adjusted	516,126	$416,624	$132,958	31.9%
Income taxes at the adjusted rate of 31.9%	(164,644)
Adjusted operating income after taxes	$351,482

Working Capital

Net working capital at June 30, 2009 and December 31, 2008 is summarized as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008	Increase/(Decrease)
Current assets:
Cash and equivalents	$616,403	$742,950	$(126,547)
Trade receivables	2,393,176	2,571,987	(178,811)
Inventories	1,438,637	1,774,697	(336,060)
Other	671,549	582,274	89,275
Assets held for sale	12,229	82,071	(69,842)
	5,131,994	5,753,979	(621,985)
Current liabilities:
Short-term debt	180,511	2,433,973	(2,253,462)
Accounts payable and accrued expenses	1,901,116	1,999,097	(97,981)
Other	361,111	371,477	(10,366)
Liabilities held for sale	5,454	20,546	(15,092)
	2,448,192	4,825,093	(2,376,901)
Net working capital	$2,683,802	$928,886	$1,754,916
Current ratio	2.10	1.19

Short-term debt decreased primarily due to the pay down of commercial paper resulting from the issuance of $1.5 billion of long-term notes, cash repatriation to the U.S. from Europe and excess cash flow. Inventories decreased primarily as a result of lower purchase activity. Trade receivables decreased primarily due to lower revenues.

Debt

Total debt at June 30, 2009 and December 31, 2008 was as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Short-term debt	$180,511	$2,433,973
Long-term debt	2,855,812	1,247,883
Total debt	$3,036,323	$3,681,856
Total debt to capitalization	27.7%	32.4%

The Company had outstanding commercial paper of $122.0 million at June 30, 2009 and $1.8 billion at December 31, 2008.

In 1999, the Company issued $500.0 million of 5.75% redeemable notes due March 1, 2009. The balance related to these notes outstanding at December 31, 2008 was repaid at maturity.

On March 23, 2009, the Company issued $800.0 million of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700.0 million of 6.25% redeemable notes due April 1, 2019 at 99.984% of face value. The net proceeds from the offering were used to pay down the Company’s commercial paper balance.

In June 2008, the Company entered into a $1.5 billion Line of Credit Agreement with a termination date of June 12, 2009. In October 2008, the Company amended the Line of Credit Agreement in order to increase the line of credit to $2.5 billion. This line of credit was replaced on June 12, 2009 by a $2.0 billion Line of Credit Agreement with a termination date of June 11, 2010. No amounts were outstanding under this facility at June 30, 2009.

Stockholders’ Equity

The changes to stockholders’ equity during 2009 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2008	$7,675,091
Currency translation adjustments	381,638
Net income	137,191
Stock option activity	40,624
Pension and other postretirement benefit adjustments, net of tax	1,934
Noncontrolling interest	375
Adoption of new accounting standard	(1,056)
Cash dividends declared	(309,673)
Total stockholders’ equity, June 30, 2009	$7,926,124

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, the impact of bankruptcies of particular customers in the transportation business, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations and expected contributions to the Company’s pension and postretirement plans. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a further downturn in the construction, general industrial, automotive or food institutional/restaurant and service markets, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) decreases in credit availability, (5) an interruption in, or reduction in, introducing new products into the Company’s product lines, (6) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (7) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A more detailed description of these risks is set forth in the Company’s Form 10-K for 2008.

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

On March 23, 2009, the Company issued $800.0 million of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700.0 million of 6.25% redeemable notes due April 1, 2019 at 99.984% of face value. The estimated fair value of the 5.15% and 6.25% notes exceeded the carrying value by approximately $41.2 million and $50.9 million, respectively, at June 30, 2009.

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2009. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2009 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 8, 2009. The following members were elected to the Company’s Board of Directors to hold office for the ensuing year:

Nominees	In Favor	Against	Abstained
W. F. Aldinger	441,861,385	5,619,907	705,968
M. D. Brailsford	435,075,899	12,406,696	704,436
S. Crown	440,474,041	6,836,171	876,818
D. H. Davis, Jr.	442,811,544	4,726,245	649,241
R. C. McCormack	439,942,713	7,327,101	917,216
R. S. Morrison	445,168,608	2,314,632	703,790
J. A. Skinner	441,726,405	5,742,163	718,462
H. B. Smith	443,017,342	4,614,786	554,902
D.B. Speer	436,141,972	11,387,953	657,103
P.B. Strobel	445,364,935	2,176,669	645,426

The stockholder proposal urging the Board of Directors to seek stockholder approval of any future extraordinary retirement benefits for senior executives was defeated with 120,168,204 votes in favor, 275,336,964 votes against, and 5,903,029 votes abstained. There were 46,779,063 broker non-votes with respect to this proposal.

The appointment of Deloitte & Touche LLP as the Company’s independent public accountants was ratified with 444,280,892 votes in favor, 3,137,209 votes against, and 769,028 votes abstained.

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3	By-laws of Illinois Tool Works Inc., as amended, May 8, 2009.

10

Severance, Release and Proprietary Interests Protection Agreement between Russell M. Flaum and Illinois Tool Works Inc. filed as Exhibit 10 to the Company’s Form 8-K filed on June 19, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101

The following materials from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows and (iv) related notes tagged as blocks of text.*

* As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: August 7, 2009	By: /s/ Ronald D. Kropp
Ronald D. Kropp
Senior Vice President & Chief Financial Officer
(Principal Accounting & Financial Officer)