Form 10-Q
period 2009-09-30
ILLINOIS TOOL WORKS INC
filed 2009-10-30
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  [X]No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]    Accelerated filer [   ]

Non-accelerated filer  [   ]     Smaller reporting company  [   ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]No  [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2009: 500,909,909.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating Revenues	$3,580,354	$4,464,621	$10,119,639	$13,146,312
Cost of revenues	2,315,175	2,936,599	6,716,255	8,570,541
Selling, administrative, and research
and development expenses	720,042	806,533	2,239,604	2,394,612
Amortization of intangible assets	49,542	50,491	152,059	132,933
Impairment of goodwill and
other intangible assets	12,000	—	101,997	1,438
Operating Income	483,595	670,998	909,724	2,046,788
Interest expense	(45,670)	(38,240)	(120,992)	(112,295)
Other income (expense)	11,139	16,763	(13,041)	19,924
Income from Continuing Operations
Before Income Taxes	449,064	649,521	775,691	1,954,417
Income Taxes	146,100	184,935	301,800	565,789
Income from Continuing Operations	302,964	464,586	473,891	1,388,628
Loss from Discontinued Operations	(546)	(11,068)	(34,282)	(103,399)
Net Income	$302,418	$453,518	$439,609	$1,285,229

Income Per Share from Continuing
Operations:
Basic	$0.61	$0.90	$0.95	$2.66
Diluted	$0.60	$0.89	$0.95	$2.64
Loss Per Share from Discontinued
Operations:
Basic	$(0.00)	$(0.02)	$(0.07)	$(0.20)
Diluted	$(0.00)	$(0.02)	$(0.07)	$(0.20)
Net Income Per Share:
Basic	$0.60	$0.88	$0.88	$2.46
Diluted	$0.60	$0.87	$0.88	$2.45
Cash Dividends:
Paid	$0.31	$0.28	$0.93	$0.84
Declared	$0.31	$0.31	$0.93	$0.87
Shares of Common Stock Outstanding
During the Period:
Average	500,313	517,914	499,635	521,886
Average assuming dilution	502,187	521,086	501,184	525,326

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In thousands)	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and equivalents	$942,856	$742,950
Trade receivables	2,410,667	2,571,987
Inventories	1,361,201	1,774,697
Deferred income taxes	243,284	206,496
Prepaid expenses and other current assets	327,083	375,778
Assets held for sale	—	82,071
Total current assets	5,285,091	5,753,979

Plant and Equipment:
Land	236,084	227,167
Buildings and improvements	1,532,356	1,457,732
Machinery and equipment	3,904,162	3,714,456
Equipment leased to others	172,405	164,504
Construction in progress	103,468	98,876
	5,948,475	5,662,735
Accumulated depreciation	(3,841,372)	(3,553,303)
Net plant and equipment	2,107,103	2,109,432

Investments	456,450	465,894
Goodwill	4,721,777	4,517,550
Intangible Assets	1,652,292	1,779,669
Deferred Income Taxes	81,870	75,999
Other Assets	579,633	501,028
	$14,884,216	$15,203,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$67,460	$2,433,973
Accounts payable	626,314	683,991
Accrued expenses	1,391,824	1,315,106
Cash dividends payable	155,282	154,726
Income taxes payable	225,751	216,751
Liabilities held for sale	—	20,546
Total current liabilities	2,466,631	4,825,093
Noncurrent Liabilities:
Long-term debt	2,869,377	1,247,883
Deferred income taxes	71,468	125,089
Other liabilities	1,234,447	1,330,395
Total noncurrent liabilities	4,175,292	2,703,367

Stockholders’ Equity:
Common stock	5,336	5,318
Additional paid-in-capital	199,259	105,497
Income reinvested in the business	9,170,064	9,196,465
Common stock held in treasury	(1,390,594)	(1,390,594)
Accumulated other comprehensive income	249,471	(253,211)
Noncontrolling interest	8,757	11,616
Total stockholders’ equity	8,242,293	7,675,091
	$14,884,216	$15,203,551

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)	Nine Months Ended September 30
	2009	2008
Cash Provided by (Used for) Operating Activities:
Net income	$439,609	$1,285,229
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	272,336	284,600
Amortization and impairment of goodwill and intangible assets	254,056	272,815
Change in deferred income taxes	(87,050)	27,236
Provision for uncollectible accounts	13,188	4,010
Loss on sale of plant and equipment	444	623
(Income) loss from investments	2,194	(27,800)
(Gain) loss on sale of operations and affiliates	34,171	(25,966)
Stock compensation expense	35,657	31,950
Other non-cash items, net	3,218	11,161
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	324,088	(105,219)
Inventories	525,497	(131,583)
Prepaid expenses and other assets	(18,512)	(38,197)
Increase (decrease) in--
Accounts payable	(117,826)	(35,389)
Accrued expenses and other liabilities	(123,969)	46,397
Income taxes receivable and payable	82,727	28,482
Other, net	451	4,438
Net cash provided by operating activities	1,640,279	1,632,787
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(118,342)	(1,324,239)
Additions to plant and equipment	(174,353)	(274,295)
Purchases of investments	(36,676)	(3,109)
Proceeds from investments	10,564	21,538
Proceeds from sale of plant and equipment	22,683	15,455
Proceeds from sale of operations and affiliates	16,316	106,364
Other, net	(891)	(4,679)
Net cash used for investing activities	(280,699)	(1,462,965)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(464,399)	(440,229)
Issuance of common stock	55,328	45,333
Repurchases of common stock	—	(991,583)
Net proceeds (repayments) of debt with original maturities 3 months or less	(1,753,883)	1,275,667
Proceeds from debt with original maturities greater than 3 months	2,158,119	1,824
Repayments of debt with original maturities greater than 3 months	(1,278,674)	(4,875)
Excess tax benefits from share-based compensation	609	3,974
Net cash used for financing activities	(1,282,900)	(109,889)
Effect of Exchange Rate Changes on Cash and Equivalents	123,226	(19,839)
Cash and Equivalents:
Increase during the period	199,906	40,094
Beginning of period	742,950	827,524
End of period	$942,856	$867,618
Cash Paid During the Period for Interest	$40,607	$65,974
Cash Paid During the Period for Income Taxes	$267,787	$491,820
Liabilities Assumed from Acquisitions	$34,659	$464,053

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)           FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Events that occurred after September 30, 2009 through the time that these financial statements have been filed on October 30, 2009 with the Securities and Exchange Commission were considered in the preparation of these financial statements. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K, as updated by the Current Report on Form 8-K filed August 7, 2009. Certain reclassifications of prior year data have been made to conform to current year reporting.

(2)           COMPREHENSIVE INCOME

The Company’s components of comprehensive income in the periods presented are:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income	$302,418	$453,518	$439,609	$1,285,229
Other comprehensive income:
Foreign currency translation adjustments	116,929	(313,175)	498,567	(171,236)
Pension and other postretirement benefit adjustments, net of tax	2,181	442	4,115	(6)
Comprehensive income	$421,528	$140,785	$942,291	$1,113,987

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

In the fourth quarter of 2007, the Company classified an automotive components business and a consumer packaging business as held for sale. The consumer packaging business was sold in the second quarter of 2008. The Company sold the automotive components business in the third quarter of 2009.

In May 2009, the Company’s Board of Directors rescinded a resolution from August 2008 to divest the Decorative Surfaces segment. The consolidated financial statements and related notes for all periods have been restated to present the results related to the Decorative Surfaces segment as continuing operations.

Results of the discontinued operations were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$2,794	$25,420	$25,963	$98,861

Loss before taxes	(1,043)	(10,218)	(36,107)	(103,439)
Income tax (expense) benefit	497	(850)	1,825	40
Loss from discontinued operations	$(546)	$(11,068)	$(34,282)	$(103,399)

In 2009, the Company recorded a pre-tax loss on the disposal of the Click Commerce business of $29,626,000. Loss before taxes in 2008 includes goodwill impairment charges of $132,700,000 related to the Click Commerce business and a pre-tax gain on the disposal of the consumer packaging business of $25,062,000.

(4)           INCOME TAXES

In the first nine months of 2009, the Company incurred significant charges related to the impairment of goodwill and intangible assets of $101,997,000 that were mostly non-deductible, and discrete tax items of $46,849,000 to record reserves for tax contingencies related to audits and valuation allowances on net operating loss carryforwards no longer expected to be utilized. The components of the effective tax rate for the nine month period ended September 30, 2009 were as follows:

Effective tax rate excluding discrete items	29.6%
Discrete tax adjustments	6.0
Goodwill and intangible asset impairment charges	3.3
Effective tax rate	38.9%

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

As part of the Australia, Germany and U.S. tax audits, the tax authorities are reviewing several items, the most significant of which are related to financing transactions, leveraged leases and mortgage-backed securities. The Company believes it is reasonably possible that it will resolve the matters currently under consideration within the next 12 months, and that the amount of the Company’s unrecognized tax benefits may be reduced by a range of approximately $270 million up to $580 million. The Company has recorded its best estimate of the exposure for these issues.

(5)           INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 were as follows:

(In thousands)
	September 30, 2009	December 31, 2008
Raw material	$428,414	$612,190
Work-in-process	144,219	174,607
Finished goods	788,568	987,900
	$1,361,201	$1,774,697

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

In September 2006, the Financial Accounting Standards Board issued new accounting guidance on fair value measurements. The Company adopted these provisions on January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The new accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and provides guidance for measuring fair value and the necessary disclosures.

When performing its annual goodwill impairment assessment, the Company compares the estimated fair value of each of its 62 reporting units to the carrying value. Fair values are determined primarily by discounting estimated future cash flows based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant reporting unit. The Company also considers additional valuation techniques, such as market multiples from similar transactions and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill.

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

In the first quarter of 2009, the Company performed its annual impairment testing of its goodwill and intangible assets with indefinite lives in compliance with the newly adopted fair value measurement provisions which resulted in goodwill impairment charges of $60,000,000 related to the pressure sensitive adhesive reporting unit in the Polymers & Fluids segment and $18,000,000 related to the PC board fabrication reporting unit in the Power Systems & Electronics segment.

Also in the first quarter of 2009, intangible asset impairments of $11,997,000 were recorded to reduce to the estimated fair value the carrying value of certain trademarks and brands with indefinite lives. Approximately $5,800,000 of this charge related to the PC board fabrication reporting unit and the remainder to various trademarks and brands of other reporting units.

In the third quarter of 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter. This constitutes a change in the method of applying an accounting principle that the Company believes is preferable.  The change was made to better align the timing of the Company’s goodwill impairment assessment with the Company’s annual business planning and forecasting process. The Company performed an impairment assessment of its goodwill in the third quarter which resulted in an impairment charge of $12,000,000 related to the truck remanufacturing and parts/service reporting unit in the Transportation segment.

The goodwill impairments in the first and third quarters were related to new reporting units which were acquired over the last few years before the recent economic downturn. These charges were driven by lower current forecasts compared to the expected forecasts at the time the reporting units were acquired.

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings for 2009 is as follows:

(In thousands)	Book Value	Fair Value	Total Impairment Charges
First quarter 2009:
Goodwill	$353,000	$275,000	$78,000
Indefinite-lived intangible assets	94,973	82,976	11,997

Third quarter 2009:
Goodwill	$96,000	$84,000	$12,000

(7)RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended September 30, 2009 and 2008 were as follows:

(In thousands)	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$24,724	$28,144	$3,142	$3,585	$73,157	$84,153	$9,426	$10,755
Interest cost	30,350	30,042	7,718	8,091	89,280	90,361	23,154	24,524
Expected return on plan assets	(39,078)	(42,045)	(3,403)	(3,848)	(114,963)	(126,581)	(10,209)	(11,544)
Amortization of actuarial
(gain) loss	2,093	649	64	(204)	6,230	1,938	192	(708)
Amortization of prior service
(income) cost	(391)	(602)	1,606	1,565	(1,191)	(1,804)	4,818	4,695
Amortization of net transition
amount	34	25	—	—	110	70	—	—
Settlement/curtailment
(income) loss	—	12,900	—	—	(12,345)	12,900	—	(1,929)
Net periodic benefit cost	$17,732	$29,113	$9,127	$9,189	$40,278	$61,037	$27,381	$25,793

The Company expects to contribute approximately $218,000,000 to its pension plans and $38,000,000 to its other postretirement plans in 2009. As of September 30, 2009, contributions of $209,800,000 to pension plans and $24,200,000 to other postretirement plans have been made.

(8)           SHORT-TERM DEBT

On June 12, 2009, the Company entered into a $2,000,000,000 Line of Credit Agreement with a termination date of June 11, 2010 which replaced the prior line of credit. No amounts were outstanding under this facility at September 30, 2009.

The Company had no commercial paper outstanding at September 30, 2009 and $1,820,423,000 outstanding at December 31, 2008.

In 1999, the Company issued $500,000,000 of 5.75% redeemable notes due March 1, 2009. These notes were repaid at maturity.

(9)           LONG-TERM DEBT

On March 23, 2009, the Company issued $800,000,000 of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700,000,000 of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value. The effective interest rates of the notes are 5.2% and 6.3%, respectively.

Based on rates for comparable instruments the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In thousands)
	September 30, 2009	December 31, 2008
Fair value	$3,087,152	$1,682,304
Carrying value	2,877,534	1,757,807

(10)           STOCKHOLDERS' EQUITY

On January 1, 2009, the Company adopted new accounting guidance on noncontrolling interests. Upon adoption, the Company reclassified the December 31, 2008 balance of $11,616,000 from other noncurrent liabilities to noncontrolling interest in stockholders’ equity.

(11)           SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

In 2007, the Company classified an automotive components business and a consumer packaging business as discontinued operations. Additionally, in 2008, the Company’s Board of Directors authorized the divestiture of the Click Commerce industrial software business which was previously reported in the All Other segment. The consolidated statements of income, statements of financial position, the notes to financial statements and management’s discussion and analysis for all periods have been restated to present the results related to all of these businesses as discontinued operations. See the Discontinued Operations note for further information on the Company’s discontinued operations.

In May 2009, the Company’s Board of Directors rescinded a resolution from August 2008 to divest the Decorative Surfaces segment. The consolidated financial statements, the notes to financial statements and management’s discussion and analysis for all periods have been restated to present the results related to the Decorative Surfaces segment as continuing operations.

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$3,580,354	$4,464,621	$10,119,639	$13,146,312
Operating income	483,595	670,998	909,724	2,046,788
Margin %	13.5%	15.0%	9.0%	15.6%

In the third quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(17.9)%	(48.4)%	(5.6)%	(20.9)%	(55.5)%	(6.8)%
Changes in variable margins
and overhead costs	—	31.7	5.8	—	17.6	3.5
Total	(17.9)	(16.7)	0.2	(20.9)	(37.9)	(3.3)

Acquisitions and divestitures	3.6	1.4	(0.4)	5.0	(0.1)	(0.6)
Restructuring costs	—	(4.0)	(0.7)	—	(4.9)	(1.0)
Impairment of goodwill
and intangibles	—	(1.8)	(0.3)	—	(4.9)	(1.0)
Translation	(5.6)	(6.8)	(0.3)	(7.2)	(7.7)	(0.7)
Other	0.1	—	—	0.1	(0.1)	—
Total	(19.8)%	(27.9)%	(1.5)%	(23.0)%	(55.6)%	(6.6)%

Operating Revenues
Revenues decreased 19.8% and 23.0% in the third quarter and year-to-date periods of 2009, respectively, primarily due to lower base revenues and the unfavorable effect of currency translation, mainly due to the strengthening of the Dollar, partially offset by revenues from acquisitions. Total base revenues declined 17.9% and 20.9% in the third quarter and year-to-date periods, respectively, but showed improvement as compared to the second quarter 2009. North American base revenue declined 21.6% and 24.8%, in the third quarter and year-to-date periods, respectively, while international base revenues declined 13.8% and 16.7% in the same periods. Both North American and international base revenues were adversely affected by weak, but improving macroeconomic and industrial production trends as compared to the second quarter 2009. The Company anticipates that the current weak global economic environment will continue through 2009 and as such, expects that key end markets will continue to be negatively impacted.

Operating Income
Operating income declined 27.9% and 55.6% in the third quarter and year-to-date periods of 2009, respectively, primarily due to the decline in base revenues, the negative effect of currency translation, increased restructuring charges and increased goodwill and intangible impairment charges. In the first quarter of 2009, the Company recorded impairment charges of $78 million and $12 million against goodwill and intangibles, respectively, and in the third quarter recorded a $12 million goodwill impairment charge. The goodwill and intangible impairments were primarily related to new reporting units which were acquired over the last few years. These charges were driven by lower current forecasts compared to the expected forecasts at the time the reporting units were acquired. The higher restructuring charges reflect the Company’s efforts to reduce costs in response to current economic conditions. Improvements in base variable margins and lower overhead costs increased base margins 5.8% and 3.5% in the third quarter and year-to-date periods, respectively, as the cumulative benefits of past restructuring projects began to be more fully realized and price versus raw material cost comparisons were favorable. Total margins declined by 1.5% and 6.6% in the third quarter and year-to-date periods of 2009, respectively, primarily due to the declines in base revenues, restructuring charges and the goodwill and intangible impairment charges.

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Industrial Packaging	$489,506	$694,322	$1,375,987	$2,042,058
Power Systems & Electronics	405,764	620,743	1,199,681	1,851,919
Transportation	540,921	581,867	1,477,821	1,806,384
Food Equipment	487,325	542,687	1,369,878	1,590,905
Construction Products	402,459	525,005	1,097,191	1,575,211
Polymers & Fluids	307,299	369,370	834,059	924,130
Decorative Surfaces	252,875	316,861	742,318	955,352
All Other	702,707	828,006	2,046,262	2,443,682
Intersegment revenues	(8,502)	(14,240)	(23,558)	(43,329)
Total operating revenues	$3,580,354	$4,464,621	$10,119,639	$13,146,312

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the primary metals, general industrial, construction, and food and beverage markets.

The results of operations for the Industrial Packaging segment for the third quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$489,506	$694,322	$1,375,987	$2,042,058
Operating income	37,193	77,422	50,856	241,122
Margin %	7.6%	11.2%	3.7%	11.8%

In the third quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(23.3)%	(83.6)%	(8.8)%	(24.7)%	(86.6)%	(9.7)%
Changes in variable margins
and overhead costs	—	45.9	6.7	—	21.8	3.4
Total	(23.3)	(37.7)	(2.1)	(24.7)	(64.8)	(6.3)

Acquisitions	0.9	0.8	—	0.8	(0.4)	(0.1)
Restructuring costs	—	(5.2)	(0.8)	—	(3.5)	(0.6)
Translation	(7.1)	(9.8)	(0.7)	(8.8)	(10.2)	(1.2)
Other	—	(0.1)	—	0.1	—	0.1
Total	(29.5)%	(52.0)%	(3.6)%	(32.6)%	(78.9)%	(8.1)%

Operating Revenues
Revenues decreased 29.5% and 32.6% in the third quarter and year-to-date periods of 2009, respectively, primarily due to lower base revenues and the unfavorable impact of currency translation. Base revenues declined 27.0% and 29.7% for the North American industrial packaging businesses in the third quarter and year-to-date periods, respectively, largely due to declines in consumable and equipment volume in key end markets such as primary metals, construction-related materials and manufacturing. The international industrial packaging businesses declined 25.0% and 25.6%, respectively, in the third quarter and year-to-date periods, as both were adversely affected by the continued global decline in industrial production and construction industries.

Operating Income
Operating income decreased 52.0% and 78.9% in the third quarter and year-to-date periods of 2009, respectively, primarily due to the negative leverage effect of the decline in base revenues described above, the negative effect of currency translation and higher restructuring charges. Improvements in base variable margins and overhead costs increased margins 6.7% and 3.4% in the third quarter and year-to-date periods, respectively, as price versus raw material cost comparisons were favorable and benefits of past restructuring projects began to be realized.  Total operating margins declined by 3.6% and 8.1% in the third quarter and year-to-date periods, respectively, mainly due to the declines in base revenues.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:
•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging; and
•	airport ground support equipment.

This segment primarily serves the general industrial, electronics and construction markets.

The results of operations for the Power Systems & Electronics segment for the third quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$405,764	$620,743	$1,199,681	$1,851,919
Operating income	69,954	118,910	156,474	385,797
Margin %	17.2%	19.2%	13.0%	20.8%

In the third quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(34.2)%	(64.8)%	(8.9)%	(34.3)%	(61.8)%	(8.7)%
Changes in variable margins
and overhead costs	—	25.8	7.5	—	16.0	5.1
Total	(34.2)	(39.0)	(1.4)	(34.3)	(45.8)	(3.6)

Acquisitions	2.4	1.2	(0.3)	2.5	(1.1)	(0.8)
Restructuring costs	—	(0.6)	(0.2)	—	(3.5)	(1.1)
Impairment of goodwill
and intangibles	—	—	—	—	(6.2)	(2.0)
Translation	(2.8)	(2.8)	(0.1)	(3.4)	(2.9)	(0.2)
Other	—	—	—	—	0.1	(0.1)
Total	(34.6)%	(41.2)%	(2.0)%	(35.2)%	(59.4)%	(7.8)%

Operating Revenues
Revenues declined 34.6% and 35.2% in the third quarter and year-to-date periods of 2009, respectively, mainly due to declines in base revenues and the negative effect of currency translation. Revenues fell as end market demand continued to decline across the broad spectrum of industries that this segment serves, including key end markets such as commercial construction and manufacturing. The revenue decrease was partially offset by 2008 acquisitions, including a welding equipment business and a PC board fabrication business. Worldwide base welding revenues declined 36.2% in the third quarter and 34.9% year-to-date. North American welding businesses declined 40.0% and 39.1% while international base businesses declined 26.7% and 23.5%, in the respective periods. Base revenues for the electronics businesses fell 32.6% and 36.6% in the third quarter and year-to-date periods, respectively, while base revenues in the PC board fabrication businesses fell 42.3% and 52.1% in the same periods, both largely due to the decline in consumer demand for electronics.

Operating Income
Operating income decreased 41.2% and 59.4% in the third quarter and year-to-date periods of 2009, respectively, primarily due to the declines in base revenues described above, first quarter 2009 impairment charges, higher restructuring charges and the negative effect of currency translation. Goodwill and intangible asset impairment charges of $18.0 million and $6.7 million, respectively, were incurred in the PC board fabrication and welding accessories businesses in the first quarter of 2009. Total operating margins declined by 2.0% and 7.8% in the third quarter and year-to-date periods, respectively, primarily due to the declines in base revenues and higher year-to-date impairment and restructuring charges. Improvements in variable margins and overhead expenses, including favorable price versus raw material cost comparisons and benefits of prior restructuring projects, increased operating margins by 7.5% and 5.1% in the third quarter and year-to-date periods, respectively.

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products include:
•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarkets maintenance and appearance;
•	fillers and putties for auto body repair; and
•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive original equipment manufacturers and tiers and automotive aftermarket markets.

The results of operations for the Transportation segment for the third quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$540,921	$581,867	$1,477,821	$1,806,384
Operating income	57,033	68,752	64,906	260,159
Margin %	10.5%	11.8%	4.4%	14.4%

In the third quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(7.9)%	(24.2)%	(2.1)%	(22.5)%	(58.4)%	(6.7)%
Changes in variable margins
and overhead costs	—	42.4	5.4	—	8.0	1.5
Total	(7.9)	18.2	3.3	(22.5)	(50.4)	(5.2)

Acquisitions and divestitures	7.5	(3.2)	(1.3)	12.0	(0.8)	(1.0)
Restructuring costs	—	(2.3)	(0.3)	—	(7.6)	(1.4)
Impairment of goodwill
and intangibles	—	(17.5)	(2.2)	—	(5.5)	(1.0)
Translation	(6.6)	(12.3)	(0.8)	(7.7)	(10.8)	(1.4)
Other	—	0.1	—	—	—	—
Total	(7.0)%	(17.0)%	(1.3)%	(18.2)%	(75.1)%	(10.0)%

Operating Revenues
Revenues declined 7.0% and 18.2% in the third quarter and year-to-date periods, respectively, due to declines in base revenues and the unfavorable effect of currency translation. Acquisition revenue partially mitigated the base revenue decrease and was primarily related to the purchase of a North American truck remanufacturing and parts/service business in the third quarter of 2008. Worldwide automotive base revenues declined 9.7% and 28.9% in the third quarter and year-to-date periods, respectively, as automotive production continued to be lower than last year, but better than the first and second quarters of 2009. North American automotive base revenues declined 14.3% and 33.6% in the third quarter and year-to-date periods, respectively, on declines of 21% and 41% in North American auto builds in the same periods. Despite the year-over-year declines, the third quarter improved as compared to the second quarter 2009 due to the “cash for clunkers” program. International automotive base revenues declined 4.7% and 24.3% for the third quarter and year-to-date periods, respectively, on declines in car builds of 7% and 21%. The automotive aftermarket businesses declined 4.5% in the third quarter and 9.2% year-to-date as a result of a continued decline in discretionary consumer spending.

Operating Income
Operating income decreased 17.0% and 75.1% in the third quarter and year-to-date periods of 2009, respectively, primarily due to the decline in base revenues described above, higher restructuring costs and the unfavorable effect of currency translation. In addition, a $12 million goodwill impairment charge was recorded in the third quarter of 2009 related to the North American truck remanufacturing and parts/service business. The increase in restructuring charges is primarily due to continued efforts to reduce costs in response to current economic conditions and the decline in worldwide automotive production. Total operating margins declined by 1.3% and 10.0% in the third quarter and year-to-date periods, respectively, primarily due to the decline in base revenues described above. Improvements in variable margins and overhead expenses, including favorable price versus raw material cost comparisons and benefits of prior restructuring projects, increased operating margins by 5.4% and 1.5% in the same periods.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales; and
•	kitchen exhaust, ventilation and pollution control systems.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$487,325	$542,687	$1,369,878	$1,590,905
Operating income	83,661	88,193	186,492	232,184
Margin %	17.2%	16.3%	13.6%	14.6%

In the third quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(6.3)%	(16.0)%	(1.7)%	(8.0)%	(22.6)%	(2.3)%
Changes in variable margins
and overhead costs	—	19.5	3.4	—	13.5	2.1
Total	(6.3)	3.5	1.7	(8.0)	(9.1)	(0.2)

Acquisitions	1.6	1.0	(0.1)	1.5	(0.1)	(0.2)
Restructuring costs	—	(3.6)	(0.6)	—	(2.5)	(0.4)
Translation	(5.5)	(6.0)	(0.1)	(7.4)	(7.9)	(0.2)
Other	—	—	—	—	(0.1)	—
Total	(10.2)%	(5.1)%	0.9%	(13.9)%	(19.7)%	(1.0)%

Operating Revenues
Revenues decreased 10.2% and 13.9% in the third quarter and year-to-date periods of 2009, respectively, primarily due to the decline in base business and the unfavorable effect of currency translation, partially offset by revenues from acquisitions. The acquired revenues were attributable to the acquisition of a European food equipment business. North American food equipment base revenues declined 8.0% and 10.0%, respectively, for the third quarter and year-to-date periods, while international food equipment base revenues declined 4.9% and 6.9% in the same periods. Base revenues for the North American institutional/restaurant businesses declined 7.9% and 13.0% in the third quarter and year-to-date periods, respectively, as customers delayed equipment purchases. Base service revenues were flat in the third quarter and declined 1.4% for the year-to-date period as customers continued to maintain existing equipment.

Operating Income
Operating income declined 5.1% and 19.7% in the third quarter and year-to-date periods, respectively, primarily due to the decrease in base revenues described above and the unfavorable effect of currency translation and restructuring. Total operating margins increased 0.9% in the third quarter and decreased 1.0% year-to-date primarily due to the decline in base revenues offset in the third quarter by margin gains due to favorable price versus raw material cost comparisons, favorable product mix and benefits from restructuring. For the year-to-date period, lower operating costs did not fully offset the effect of lower base revenues.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$402,459	$525,005	$1,097,191	$1,575,211
Operating income	43,712	75,040	55,230	207,263
Margin %	10.9%	14.3%	5.0%	13.2%

In the third quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(16.5)%	(50.7)%	(5.9)%	(19.9)%	(64.4)%	(7.3)%
Changes in variable margins
and overhead costs	—	22.6	3.9	—	10.4	1.7
Total	(16.5)	(28.1)	(2.0)	(19.9)	(54.0)	(5.6)

Acquisitions	0.9	(0.4)	(0.2)	0.7	(0.9)	(0.2)
Restructuring costs	—	(2.9)	(0.5)	—	(3.6)	(0.6)
Translation	(7.8)	(10.4)	(0.8)	(11.1)	(14.9)	(1.7)
Other	0.1	0.1	0.1	—	—	(0.1)
Total	(23.3)%	(41.7)%	(3.4)%	(30.3)%	(73.4)%	(8.2)%

Operating Revenues
Revenues declined 23.3% and 30.3% in the third quarter and year-to-date periods of 2009, respectively, primarily as a result of the decline in base revenues and the unfavorable effect of currency translation. Base revenues for the North American, European and Asia-Pacific regions decreased 27.3%, 22.0% and 0.1%, respectively, during the third quarter while declining 30.8%, 27.3% and 2.3% year-to-date. These declines in base revenues were the result of ongoing weakness in the residential and commercial construction markets in North America and Europe. North American housing starts declined 32% on an annualized basis in the third quarter. In addition, U.S. commercial construction activity fell 48% year-to-date. The European and Asia-Pacific regions continued to show weakening demand, primarily in the commercial construction category.

Operating Income
Operating income decreased 41.7% and 73.4%, respectively, in the third quarter and year-to-date periods of 2009, primarily due to the base revenue decline described above. In addition, the unfavorable effect of currency translation and higher restructuring charges contributed to the lower income and margins. Total margins declined 3.4% and 8.2% as reduced operating expenses, including favorable price versus raw material cost comparisons and benefits from past restructuring projects, were more than offset by the effect of lower base revenues.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and hygiene products.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure-sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$307,299	$369,370	$834,059	$924,130
Operating income	48,406	53,630	26,712	143,223
Margin %	15.8%	14.5%	3.2%	15.5%

In the third quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(13.9)%	(39.1)%	(4.2)%	(15.1)%	(41.6)%	(4.8)%
Changes in variable margins
and overhead costs	—	35.8	6.0	—	21.4	3.9
Total	(13.9)	(3.3)	1.8	(15.1)	(20.2)	(0.9)

Acquisitions	4.4	4.8	—	14.5	(2.6)	(1.2)
Restructuring costs	—	(2.3)	(0.4)	—	(6.3)	(1.1)
Impairment of goodwill
and intangibles	—	—	—	—	(42.0)	(7.7)
Translation	(7.2)	(9.0)	(0.2)	(9.1)	(10.2)	(1.3)
Other	(0.1)	0.1	0.1	—	—	(0.1)
Total	(16.8)%	(9.7)%	1.3%	(9.7)%	(81.3)%	(12.3)%

Operating Revenues
Revenues decreased 16.8% and 9.7% in the third quarter and year-to-date periods of 2009, respectively, primarily due to lower base revenues and the unfavorable effect of currency translation partially offset by revenues from acquisitions. Acquisition revenue was primarily the result of the purchase of a pressure sensitive adhesives business and two construction adhesives businesses in 2008. Total base revenues declined 13.9% and 15.1% in the third quarter and year-to-date periods, respectively, primarily due to continued weakness in worldwide industrial production and slow recovery in MRO market demand. Worldwide base revenue for the fluids businesses declined 11.9% and 15.8% in the third quarter and year-to-date periods, respectively, while base revenues for the polymers businesses declined 16.8% and 17.3% in the same periods.

Operating Income
Operating income decreased 9.7% and 81.3% in the third quarter  and year-to-date periods of 2009, respectively, primarily due to the decline in base revenues, the unfavorable effect of currency translation and a $60.0 million goodwill impairment charge against the pressure sensitive adhesive business in the first quarter of 2009. Base operating margins increased 1.8% in the third quarter and declined 0.9% year-to-date as the third quarter benefited from savings from prior period restructuring projects and favorable price versus raw material cost comparisons. The first quarter 2009 goodwill impairment charge reduced year-to-date margins by 7.7%. Additionally, acquisitions had no margin affect in the third quarter and diluted margins 1.2% year-to-date.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for countertops, flooring, furniture and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for countertops;
•	solid surface materials for countertops;
•	high-pressure laminate flooring;
•	laminate for furniture applications; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction, residential construction and general industrial markets.

The results of operations for the Decorative Surfaces segment for the third quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$252,875	$316,861	$742,318	$955,352
Operating income	27,664	27,137	89,689	108,196
Margin %	10.9%	8.6%	12.1%	11.3%

In the third quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(15.6)%	(73.1)%	(5.8)%	(16.2)%	(57.3)%	(5.6)%
Changes in variable margins and
overhead costs	—	78.3	8.0	—	47.9	6.5
Total	(15.6)	5.2	2.2	(16.2)	(9.4)	0.9

Restructuring costs	—	0.3	—	—	(3.8)	(0.5)
Translation	(4.5)	(3.6)	0.2	(6.1)	(3.9)	0.3
Other	(0.1)	—	(0.1)	—	—	0.1
Total	(20.2)%	1.9%	2.3%	(22.3)%	(17.1)%	0.8%

Operating Revenues
Revenues decreased 20.2% and 22.3% in the third quarter and year-to-date periods of 2009, respectively, primarily due to lower base revenues and the unfavorable effect of currency translation. North American laminate base revenues declined 20.6% and 19.8% in the third quarter and year-to-date periods, respectively, as a result of the continued downturn in North American commercial and residential construction. These declines were partially offset by product penetration in the premium high-definition laminate product market. International base revenues declined 10.7% and 11.8% in the same periods due to European volume declines.

Operating Income
Operating income increased 1.9% in the third quarter of 2009 versus 2008 primarily due to the 5.2% increase in base operating income resulting from favorable price versus raw material cost comparisons, restructuring benefits and lower pension expense. Year-to-date operating income decreased 17.1% primarily due to the decline in year-to-date revenues and the negative effect of currency translation.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	equipment and related software for testing of materials and structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	swabs, wipes and mats for clean room usage;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment; and
•	static and contamination control equipment.

This segment primarily serves the general industrial, consumer durables, food and beverage and electronics markets.

The results of operations for the All Other segment for the third quarter and year-to-date periods of 2009 and 2008 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues	$702,707	$828,006	$2,046,262	$2,443,682
Operating income	115,972	161,914	279,365	468,844
Margin %	16.5%	19.6%	13.7%	19.2%

In the third quarter and year-to-date periods of 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating
leverage	(18.9)%	(43.8)%	(6.0)%	(19.3)%	(46.2)%	(6.4)%
Changes in variable margins
and overhead costs	—	25.1	6.1	—	16.4	3.9
Total	(18.9)	(18.7)	0.1	(19.3)	(29.8)	(2.5)

Acquisitions and divestitures	7.9	4.1	(0.7)	8.4	2.6	(0.9)
Restructuring costs	—	(8.8)	(2.1)	—	(7.1)	(1.7)
Impairment of goodwill
and intangibles	—	—	—	—	(0.3)	(0.1)
Translation	(4.1)	(4.9)	(0.3)	(5.3)	(5.8)	(0.4)
Other	—	(0.1)	(0.1)	(0.1)	—	0.1
Total	(15.1)%	(28.4)%	(3.1)%	(16.3)%	(40.4)%	(5.5)%

Operating Revenues
Revenues decreased 15.1% and 16.3% in the third quarter and year-to-date periods of 2009, respectively, primarily due to the decline in base business revenues and the unfavorable effect of currency translation, partially offset by an increase in revenues from acquired companies. The acquisition revenue was primarily related to the purchase of two test and measurement businesses in 2008. Third quarter base revenues declined 21.8%, 36.6%, 11.7% and 21.8% for the industrial plastics and metals, finishing, consumer packaging and test and measurement businesses, respectively, due to negative, but improved as compared to the second quarter 2009, industrial production trends and the related impact of weak end market demand across the broad spectrum of industries this segment serves. Year-to-date base revenue declines for the previously mentioned businesses were 24.5%, 33.4%, 13.2% and 17.0%, respectively.

Operating Income
Operating income declined 28.4% and 40.4% in the third quarter and year-to-date periods of 2009, respectively, primarily due to the decline in base revenues described above, higher restructuring charges and the unfavorable effect of currency translation, partially offset by increased income from acquisitions. Total operating margins declined by 3.1% and 5.5% in the third quarter and year-to-date periods, respectively, primarily due to the negative margin effect of lower revenues, higher restructuring charges and lower margins for acquired businesses. Base margins were flat in the third quarter and declined 2.5% year-to-date as favorable price versus raw material cost comparisons and benefits from past restructuring projects were offset by the impact of lower base revenues.

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Amortization expense increased to $152.1 million in the first nine months of 2009 versus $132.9 million in the first nine months of 2008 due to intangible amortization related to newly acquired businesses in the second half of 2008.

In the third quarter of 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter. The Company performed an impairment assessment of its goodwill in the third quarter which resulted in an impairment charge of $12 million related to the truck remanufacturing and parts/service reporting unit in the Transportation segment. Total goodwill and intangible asset impairment charges by segment for the nine months ended September 30, 2009 and 2008 were as follows:

(In thousands)	Nine Months Ended September 30
	2009	2008
Industrial Packaging	$386	$—
Power Systems & Electronics	24,766	824
Transportation	14,414	13
Food Equipment	46	—
Polymers & Fluids	60,416	251
All Other	1,969	350
	$101,997	$1,438

See the Goodwill and Intangible Assets note for further details of the impairment charges.

INTEREST EXPENSE

Interest expense increased to $121.0 million in the first nine months of 2009 from $112.3 million in the first nine months of 2008 due to interest on the 5.15% and 6.25% notes which were issued on March 23, 2009, partially offset by lower interest related to the 6.875% notes and 5.75% bonds repaid at maturity on November 17, 2008 and March 2, 2009, respectively, and lower commercial paper rates.

OTHER INCOME (EXPENSE)

Other income (expense) was expense of $13.0 million for the first nine months of 2009 versus income of $19.9 million in 2008, primarily due to investment and currency translation losses in 2009 versus gains in 2008, and lower interest income in 2009, partially offset by a charge for German transfer taxes in 2008.

INCOME TAXES

The effective tax rate for the first nine months of 2009 was 38.9% compared to 28.9% for the first nine months of 2008. The increase in the effective tax rate resulted primarily from the impairment of non-deductible goodwill and discrete tax adjustments in 2009. See the Income Taxes note for further details.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $473.9 million ($0.95 per diluted share) in the first nine months of 2009 was 65.9% lower than the 2008 income from continuing operations of $1.4 billion ($2.64 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies in 2009 decreased operating revenues for the first nine months of 2009 by approximately $766 million and decreased income from continuing operations by approximately 11 cents per diluted share.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $34.3 million in the first nine months of 2009 compared to $103.4 million in 2008. In 2009, the Company incurred a loss on the sale of the Click Commerce industrial software business of $29.6 million. The Company incurred higher losses in 2008 due to impairment of Click Commerce goodwill of $132.7 million partially offset by the gain on the disposal of the consumer packaging business of $25.1 million.

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

Summarized cash flow information for the third quarter and year-to-date periods of 2009 and 2008 was as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net cash provided by operating activities	$569,196	$688,759	$1,640,279	$1,632,787
Additions to plant and equipment	(53,015)	(89,308)	(174,353)	(274,295)
Free operating cash flow	$516,181	$599,451	$1,465,926	$1,358,492

Acquisition of businesses	$(4,702)	$(646,045)	$(118,342)	$(1,324,239)
Purchase of investments	(5,802)	(641)	(36,676)	(3,109)
Proceeds from sale of operations and affiliates	631	105,358	16,316	106,364
Cash dividends paid	(154,892)	(145,423)	(464,399)	(440,229)
Issuance of common stock	39,373	10,138	55,328	45,333
Repurchases of common stock	—	(406,009)	—	(991,583)
Net proceeds (repayments) of debt	(104,832)	737,040	(874,438)	1,272,616
Other	40,495	(26,425)	156,191	16,449
Net increase in cash and equivalents	$326,452	$227,444	$199,906	$40,094

On August 20, 2007 the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. There are approximately $1.2 billion of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. We believe that ROIC is a meaningful metric to investors and may be different than the method used by other companies to calculate ROIC.  ROIC for the third quarter and year-to-date periods of 2009 and 2008 was as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Operating revenues	$3,580,354	$4,464,621	$10,119,639	$13,146,312
Tax rate	32.53%	28.47%	32.20%	28.95%
Operating income after taxes	$326,282	$479,965	$677,811	$1,454,243
Invested capital:
Trade receivables	$2,410,667	$3,157,344	$2,410,667	$3,157,344
Inventories	1,361,201	1,953,335	1,361,201	1,953,335
Net plant and equipment	2,107,103	2,255,284	2,107,103	2,255,284
Investments	456,450	498,348	456,450	498,348
Goodwill and intangible assets	6,374,069	6,492,799	6,374,069	6,492,799
Accounts payable and accrued expenses	(2,018,138)	(2,363,267)	(2,018,138)	(2,363,267)
Net assets held for sale	—	114,634	—	114,634
Other, net	(455,078)	(272,547)	(455,078)	(272,547)
Total invested capital	$10,236,274	$11,835,930	$10,236,274	$11,835,930
Average invested capital	$10,291,159	$11,815,490	$10,331,115	$11,391,032
Annualized return on average invested capital	12.7%	16.2%	8.7%	17.0%

The ROIC decrease of 3.5% in the third quarter of 2009 was the result of after-tax operating income decreasing 32.0%, resulting from the current economic downturn, while average invested capital decreased 12.9%.

The ROIC decrease of 8.3% for year-to-date 2009 was the result of after-tax operating income decreasing 53.4%, resulting from the current economic downturn, while average invested capital decreased 9.3%.

In the first quarter of 2009, the Company incurred significant charges for the impairment of goodwill and intangible assets of $90.0 million that was mostly non-deductible and discrete tax adjustments of $28.0 million. Since these charges were unusual, the ROIC calculation above has been adjusted to exclude these items to improve comparability and better reflect the return on invested capital for the 2009 year-to-date period presented above. A reconciliation of year-to-date operating income and the tax rate as reported to operating income after taxes and tax rate used above is as follows:

(Dollars in thousands)	Operating Income	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$909,724	$775,691	$301,800	38.9%
Goodwill and intangible asset impairments	89,997	89,997	5,058	(3.1)%
Discrete tax adjustments	—	—	(27,800)	(3.6)%
As adjusted	999,721	$865,688	$279,058	32.2%
Income taxes at the adjusted rate of 32.2%	(321,910)
Adjusted operating income after taxes	$677,811

Working Capital

Net working capital at September 30, 2009 and December 31, 2008 is summarized as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008	Increase/(Decrease)
Current assets:
Cash and equivalents	$942,856	$742,950	$199,906
Trade receivables	2,410,667	2,571,987	(161,320)
Inventories	1,361,201	1,774,697	(413,496)
Other	570,367	582,274	(11,907)
Assets held for sale	—	82,071	(82,071)
	5,285,091	5,753,979	(468,888)
Current liabilities:
Short-term debt	67,460	2,433,973	(2,366,513)
Accounts payable and accrued expenses	2,018,138	1,999,097	19,041
Other	381,033	371,477	9,556
Liabilities held for sale	—	20,546	(20,546)
	2,466,631	4,825,093	(2,358,462)
Net working capital	$2,818,460	$928,886	$1,889,574
Current ratio	2.14	1.19

Short-term debt decreased primarily due to the pay down of commercial paper resulting from the issuance of $1.5 billion of long-term notes, cash repatriation to the U.S. from Europe and excess cash flow from operations. Inventories decreased primarily due to lower purchase activity as a result of lower end market demand. Trade receivables decreased primarily due to lower revenues.

Debt

Total debt at September 30, 2009 and December 31, 2008 was as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Short-term debt	$67,460	$2,433,973
Long-term debt	2,869,377	1,247,883
Total debt	$2,936,837	$3,681,856
Total debt to capitalization	26.3%	32.4%

The Company had no outstanding commercial paper at September 30, 2009 compared to $1.8 billion at December 31, 2008.

In 1999, the Company issued $500.0 million of 5.75% redeemable notes due March 1, 2009. These notes outstanding at December 31, 2008 were repaid at maturity.

On March 23, 2009, the Company issued $800.0 million of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700.0 million of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value. The net proceeds from the offering were used to pay down the Company’s commercial paper balance.

On June 12, 2009 the Company entered into a $2.0 billion Line of Credit Agreement with a termination date of June 11, 2010 which replaced the prior line of credit. No amounts were outstanding under this facility at September 30, 2009.

Stockholders’ Equity

The changes to stockholders’ equity during 2009 were as follows:

(In thousands)
Total stockholders’ equity, December 31, 2008	$7,675,091
Currency translation adjustments	498,567
Net income	439,609
Stock option activity	95,814
Pension and other postretirement benefit adjustments, net of tax	4,115
Adoption of new accounting standard	(1,055)
Noncontrolling interest activity	(4,893)
Cash dividends declared	(464,955)
Total stockholders’ equity, September 30, 2009	$8,242,293

CRITICAL ACCOUNTING POLICIES

The Company has accounting policies which it believes are most important to the Company’s financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. Further information about our critical accounting policies can be found in our 2008 Form 10-K, as updated by our Current Report on Form 8-K filed August 7, 2009. There have not been any significant changes in these policies during the nine months ended September 30, 2009, except during the third quarter of 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter. This change constitutes a change in the method of applying an accounting principle. For more information on this accounting change, see Note 6 in the Notes to Financial Statements.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, the ability to obtain additional financing, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations and expected contributions to the Company’s pension and postretirement plans. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a further downturn in the construction, general industrial, automotive or food institutional/restaurant and service markets, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (4) decreases in credit availability, (5) an interruption in, or reduction in, introducing new products into the Company’s product lines, (6) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (7) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A more detailed description of these risks is set forth in the Company’s Form 10-K for 2008, as updated by our Current Report on Form 8-K filed August 7, 2009.

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

On March 23, 2009, the Company issued $800.0 million of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700.0 million of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value. The estimated fair value of the 5.15% and 6.25% notes exceeded the carrying value by approximately $61.4 million and $90.7 million, respectively, at September 30, 2009.

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2009. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2009 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Exhibit Description

18	Letter regarding change in accounting principles.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following materials from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) Statement of Income, (ii) Statement of Financial Position, (iii) Statement of Cash Flows and (iv) related Notes to Financial Statements tagged as blocks of text.*

* As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: October 30, 2009	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)