Form 10-K
period 2009-12-31
ILLINOIS TOOL WORKS INC
filed 2010-02-26
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes  X           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes                 No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $15,100,000,000, based on the New York Stock Exchange closing sales price as of June 30, 2009.

Shares of Common Stock outstanding at January 31, 2010: 502,408,086.

Documents Incorporated by Reference

2010 Proxy Statement for Annual Meeting of Stockholders to be held on May 7, 2010	Part III

PART I

ITEM 1.	Business

General

Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a multinational manufacturer of a diversified range of industrial products and equipment with approximately 840 operations in 57 countries. These 840 businesses are internally reported as 60 operating segments to senior management. The Company’s 60 operating segments have been aggregated into the following eight external reportable segments:

Transportation:  Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:

•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair;
•	polyester coatings and patch and repair products for the marine industry; and
•	truck remanufacturing and related parts and service.

Industrial Packaging:  Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:

•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

Food Equipment:  Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales;
•	kitchen exhaust, ventilation and pollution control systems; and
•	food equipment service, maintenance and repair.

Power Systems & Electronics:  Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:

•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging; and
•	airport ground support equipment.

Construction Products:  Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

Polymers & Fluids:  Businesses in this segment produce adhesives, sealants, lubrication and cutting fluid, and hygiene products.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids that clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure-sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

Decorative Surfaces:  Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, flooring and other applications.

In the Decorative Surfaces segment, products include:

•	decorative high-pressure laminate for furniture, office and retail space, and countertops;
•	high-pressure laminate flooring; and
•	high-pressure laminate worktops.

All Other:  This segment includes all other operating segments.

In the All Other segment, products include:

•	equipment and related software for testing and measuring of materials and structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	swabs, wipes and mats for clean room usage;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment;
•	static and contamination control equipment; and
•	line integration, conveyor systems and line automation for the food and beverage industries.

80/20 Business Process

A key element of the Company’s business strategy is its continuous 80/20 business process for both existing businesses and new acquisitions. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 business process to simplify and focus on the key parts of their business, and as a result, reduce complexity that often disguises what is truly important. The Company’s 840 operations utilize the 80/20 process in various aspects of their business. Common applications of the 80/20 business process include:

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

In 2006, the Company divested a construction business. In 2007, the Company divested an automotive machinery business and a consumer packaging business. In the fourth quarter of 2007, the Company classified an automotive components business and a second consumer packaging business as held for sale. The second consumer packaging business was sold in 2008. The Company completed the divestiture of the automotive components business in 2009.

Additionally, in August 2008, the Company’s Board of Directors authorized the divestiture of the Decorative Surfaces segment which was subsequently classified as a discontinued operation. In May 2009, the Company’s Board of Directors rescinded its earlier resolution to divest the Decorative Surfaces segment and, accordingly, all periods presented have been restated to present the Decorative Surfaces segment as a continuing operation.

Current Year Developments

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Information about Segments and Markets

Segment and operating results of the segments are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Segment Information note in Item 8. Financial Statements and Supplementary Data.

The principal end markets served by the Company’s eight segments by percentage of revenue are as follows:

				Power
	Transpor-	Industrial	Food	Systems &	Construction	Polymers	Decorative	All	Total
End Markets Served	tation	Packaging	Equipment	Electronics	Products	& Fluids	Surfaces	Other	Company

Commercial Construction	1%	8%	—%	6%	26%	11%	55%	1%	10%

Residential Construction	—	2	—	1	47	2	15	—	7

Renovation Construction	—	—	—	—	24	1	28	—	5

General Industrial	3	29	1	46	1	31	1	25	18

Automotive OEM/Tiers	56	—	—	2	—	4	—	4	10

Automotive Aftermarket	28	—	—	1	—	7	—	1	5

Food Institutional/Restaurant	—	—	47	—	—	1	—	—	6

Food Service	—	—	32	—	—	2	—	2	5

Food Retail	—	1	15	—	—	—	—	3	3

Consumer Durables	1	2	—	1	—	3	—	14	3

Food & Beverage	—	12	1	—	—	3	—	16	5

Electronics	—	1	—	16	—	5	—	5	4

Primary Metals	—	20	—	1	1	2	—	1	3

Other	11	25	4	26	1	28	1	28	16

	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by segment as of December 31, 2009 and 2008 is summarized as follows:

In Thousands	2009	2008

Transportation	$231,000	$237,000
Industrial Packaging	123,000	158,000
Food Equipment	179,000	220,000
Power Systems & Electronics	129,000	124,000
Construction Products	24,000	32,000
Polymers & Fluids	73,000	81,000
Decorative Surfaces	19,000	28,000
All Other	341,000	351,000

Total	$1,119,000	$1,231,000

Backlog orders scheduled for shipment beyond calendar year 2010 were not material as of December 31, 2009.

The information set forth below is applicable to all industry segments of the Company unless otherwise noted:

Competition

With approximately 840 business units operating in 57 countries, the Company has a wide diversity of products in a myriad of markets, many of which are fragmented, and we encounter a wide variety of competitors that vary by product line, end market and geographic area. Our competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. Each of our segments generally has several main competitors and numerous smaller ones in most of their end markets and geographic areas. In addition, our Decorative Surfaces and Power Systems & Electronics segments each has one global competitor and numerous smaller regional competitors.

In virtually all segments, we compete on the basis of product innovation, product quality, brand preference, delivery service and price. Technical capability is also a competitive factor in most of our segments. We believe that for each of our segments, our primary competitive advantages derive from our decentralized operating structure, which creates a strong focus on end markets and customers at the local level, enabling our businesses to respond rapidly to market dynamics. This structure enables our business units to drive operational excellence utilizing our 80/20 business process and leverages our product innovation capabilities. We also believe that our global footprint is a competitive advantage in many of our markets, especially in our Transportation and Decorative Surfaces segments.

Raw Materials

The Company uses raw materials of various types, primarily steel, resins, chemicals and paper, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, and no such problems are currently anticipated.

Research and Development

The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Research and development expenses were $198,536,000 in 2009, $212,658,000 in 2008 and $197,595,000 in 2007.

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

Trademarks

Many of the Company’s products are sold under various owned or licensed trademarks, which are important to the Company. Among the most significant are: ITW, Acme, Alpine, Anaerobicos, Angleboard, Apex, Arborite, Ark-Les, Avery Berkel, Avery Weigh-Tronix, Bernard, Betaprint, Binks, Buehler, Buildex, Bycotest, Chemtronics, Covid, Cullen, Deltar, Densit, Devcon, DeVilbiss, Dymon, Dynatec, Dynatruss, Electrocal, Euromere, Evercoat, E-Z Anchor, Fastex, Filtertek, Foilmark, Forte, Foster, Franklynn, Futura Coatings, Gamko, Gema, GSE, Gymcol, Hartness, Hi-Cone, Hobart, Instron, Intellibuild, Keps, Kester, Krafft, Lachenmeier, Lebo, Loma, LPS, Luvex, Magna, Magnaflux, Meyercord, Miller, Mima, Minigrip, Nexus, NorDen, Nylex, Orbitalum, Orgapack, Pacific Polymers, Paktron, Paslode, Peerless, Permatex, Plexus, Polymark, Polyrey, Pro/Mark, Pryda, QMI, QSA, Quipp, Racor, Ramset, Ransburg, Red Head, Resopal, Reyflex, Riderite, Rippey, Rockwell, Rocol, Sentinel, Shakeproof, Shore, Signode, Simco, Solplas, Sonotech, Space Bag, Spectrum, Speedline, Spiroid, SPIT, Spray Nine, Stero, Stokvis, Strapex, Tapcon, Teks, Tempil, Tenax, Texwipe, Traulsen, Tregaskiss, Truswal Systems, Trymer, Valeron, Versachem, Vitronics Soltec, Vulcan, Wachs, WERCS, Wilsonart, Wynn’s and Zip-Pak.

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

Employees

The Company employed approximately 59,000 persons as of December 31, 2009 and considers its employee relations to be excellent.

International

The Company’s international operations include subsidiaries and joint ventures in 56 foreign countries on six continents. These operations serve such end markets as construction, general industrial, automotive, food institutional/restaurant and service, food and beverage, electronics, consumer durables, primary metals, and others on a worldwide basis. The Company’s revenues from sales to customers outside the United States were approximately 57% of revenues in 2009, 58% of revenues in 2008 and 55% of revenues in 2007.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Segment Information note in Item 8. Financial Statements and Supplementary Data for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. Additional risks of our international operations are described under “Item 1A. Risk Factors.”

Executive Officers

Executive Officers of the Company as of February 26, 2010 were as follows:

Name	Office	Age

Sharon M. Brady	Senior Vice President, Human Resources	59
Robert E. Brunner	Executive Vice President	52
Timothy J. Gardner	Executive Vice President	54
Philip M. Gresh, Jr.	Executive Vice President	61
Thomas J. Hansen	Vice Chairman	61
Craig A. Hindman	Executive Vice President	55
Ronald D. Kropp	Senior Vice President & Chief Financial Officer	44
Roland M. Martel	Executive Vice President	55
Steven L. Martindale	Executive Vice President	53
David C. Parry	Executive Vice President	56
E. Scott Santi	Vice Chairman	48
Randall J. Scheuneman	Vice President & Chief Accounting Officer	42
David B. Speer	Chairman & Chief Executive Officer	58
Allan C. Sutherland	Senior Vice President, Taxes & Investments	46
Juan Valls	Executive Vice President	48
Jane L. Warner	Executive Vice President	63
James H. Wooten, Jr.	Senior Vice President, General Counsel & Corporate Secretary	61

The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Mses. Brady and Warner and Messrs. Brunner, Gardner, Kropp, Martel, Martindale, Parry, Scheuneman, Valls and Wooten, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Ms. Brady was elected Senior Vice President of Human Resources in 2006. From 1998 to 2006, she was Vice President and Chief Human Resource Officer of Snap-On Inc. Ms. Warner was elected Executive Vice President in 2007. Prior to joining the Company in 2005 as President of worldwide finishing, she was President of Plexus Systems and a Vice President of EDS. Mr. Brunner was elected Executive Vice President in 2006. He joined the Company in 1980 and has held various management positions with the automotive fasteners businesses. Mr. Gardner was elected Executive Vice President in 2009. He joined the Company in 1997 and has held various sales and management positions in the consumer packaging businesses. Most recently, he served as Group President of the consumer packaging businesses. Mr. Kropp was elected Senior Vice President & Chief Financial Officer in 2006. He joined the Company in 1993. He has held various financial management positions and was appointed as Vice President and Controller, Financial Reporting in 2002 and was designated Principal Accounting Officer from 2005 to 2009. Mr. Martel was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the automotive and metal components businesses. Mr. Martindale was elected Executive Vice President in 2008. Prior to joining the Company in 2005 as President of test and measurement, he was Chief Financial Officer and Chief Operating Officer of Instron. Mr. Parry was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the performance polymers businesses. Mr. Scheuneman was appointed Vice President and Chief Accounting Officer in 2009. Prior to joining the Company in 2009, he held several financial leadership positions at W.W. Grainger, Inc., including Vice President, Finance, for the Lab Safety Supply business from 2006 to 2009, and Vice President, Internal Audit, from 2002 to 2006. He was appointed Principal Accounting Officer in 2009. Mr. Valls was elected Executive Vice President in 2007. Prior to this, he was Vice President and General Manager of ITW Delfast International. He joined the Company in 1989 and has held various management positions in the European automotive businesses. Mr. Wooten was elected Senior Vice President, General Counsel & Corporate Secretary in 2006. He joined the Company in 1988 and has held positions of increasing responsibility in the legal department.

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

A downturn or further downturn in the markets served by the Company could materially adversely affect results.

Substantially all of the Company’s businesses directly or indirectly serve markets that were adversely impacted by the recent global economic crisis. Although improvement is expected, the timing of any economic recovery in the markets we serve remains uncertain. A further downturn in one or more of our significant markets could have a material adverse effect on the Company’s business, results of operations or financial condition.

The global nature of our operations subjects the Company to political and economic risks that could adversely affect our business, results of operations or financial condition.

The Company currently operates in 57 countries. In 2009, approximately 57% of the Company’s revenues were generated from sales to customers outside of the United States. As the Company continues to expand its global footprint, these sales may represent an increasing portion of the Company’s revenues. The risks inherent in our global operations include:

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

Our acquisition of businesses could negatively impact our profitability and return on invested capital.

As part of our business strategy, we acquire businesses in the ordinary course. Our acquisitions involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect our growth and profitability:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.
•	Acquisitions could cause our financial results to differ from our expectations in any given fiscal period, or over the long term.
•	Acquisition-related earnings charges could adversely impact operating results, particularly in light of the adoption of the new accounting guidance related to business combinations, which applies to any acquisition completed in 2009 or later. Under the new accounting guidance, we are required to expense a number of acquisition-related items that under previous accounting rules did not impact our income statement.
•	Acquisitions could place unanticipated demands on our management, operational resources and financial and internal control systems.
•	We may assume by acquisition unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated. The realization of any of these liabilities may increase our expenses or adversely affect our financial position.
•	As a result of our acquisitions, we have recorded significant goodwill and other identifiable intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our results of operations and cash flows.

The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our funding obligations and adversely impact our results of operations and cash flows.

A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

Although the Company’s financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in other currencies, with the largest concentration of foreign sales occurring in Europe. The Company’s profitability is affected by movements of the U.S. dollar against the euro and other foreign currencies in which we generate revenues and incur expenses. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

Further diminished credit availability could adversely impact our ability to readily obtain financing.

A further deterioration in world financial markets and decreases in credit availability could make it more difficult for us to obtain financing when desired or cause the cost of financing to increase.

Raw material price increases and supply shortages could adversely affect results.

The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. Due to pricing pressure or other factors, the Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Consequently, its results of operations and financial condition may be adversely affected.

If the Company is unable to successfully introduce new products or adequately protect its intellectual property, its future growth may be impaired.

The Company’s ability to develop new products based on innovation can affect its competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and services or failure to gain market acceptance of new products and technologies may reduce future revenues and adversely affect the Company’s competitive position.

Protecting the Company’s intellectual property is critical to its innovation efforts. The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. The Company’s intellectual property may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected, or the Company may be unable to maintain, renew or enter into new license agreements with third party owners of intellectual property on reasonable terms. Unauthorized use of the Company’s intellectual property rights or inability to preserve existing intellectual property rights could adversely impact the Company’s competitive position and results of operations.

An unfavorable environment for making acquisitions may adversely affect the Company’s growth rate.

The Company has historically followed a strategy of identifying and acquiring businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. There can be no assurance that the Company will be able to continue to find suitable businesses to purchase or that it will be able to acquire such businesses on acceptable terms. If the Company is unsuccessful in its efforts, its growth rate could be adversely affected.

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

The Company’s businesses expose it to potential toxic tort and other types of product liability claims that are inherent in the design, manufacture and sale of its products and the products of third-party vendors. The Company currently maintains insurance programs consisting of self insurance up to certain limits and excess insurance coverage for claims over established limits. There can be no assurance that the Company will be able to obtain insurance on acceptable terms or that its insurance programs will provide adequate protection against actual losses. In addition, the Company is subject to the risk that one or more of its insurers may become insolvent and become unable to pay claims that may be made in the future. Even if it maintains adequate insurance programs, successful claims could have a material adverse effect on the Company’s financial condition, liquidity and results of operations and on the ability to obtain suitable or adequate insurance in the future.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, statements regarding the availability of raw materials and energy, the expiration of any one of the Company’s patents, the cost of compliance with environmental regulations, the anticipated improvement of worldwide end markets in 2010, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, payments under guarantees, the Company’s portion of future benefit payments related to pension and postretirement benefits, expected contributions to defined benefit plans, the availability of additional financing, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results includes those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of December 31, 2009, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number
	Of	Floor Space
	Properties	Owned	Leased	Total
		(In millions of square feet)

Transportation	105	4.5	2.7	7.2
Industrial Packaging	117	8.1	3.7	11.8
Food Equipment	41	3.6	0.6	4.2
Power Systems & Electronics	83	5.2	1.3	6.5
Construction Products	86	2.9	1.6	4.5
Polymers & Fluids	90	1.6	1.5	3.1
Decorative Surfaces	12	4.1	—	4.1
All Other	183	6.7	3.1	9.8
Corporate	38	3.0	0.3	3.3

Total	755	39.7	14.8	54.5

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

Common Stock Price and Dividend Data — The common stock of Illinois Tool Works Inc. was listed on the New York Stock Exchange for 2009 and 2008. Quarterly market price and dividend data for 2009 and 2008 were as shown below:

	Market Price		Dividends
	Per Share		Declared
	High	Low	Per Share

2009:
Fourth quarter	$51.16	$40.77	$.31
Third quarter	44.91	34.47	.31
Second quarter	38.97	29.69	.31
First quarter	37.47	25.60	.31

2008:
Fourth quarter	$43.90	$28.50	$.31
Third quarter	51.00	41.95	.31
Second quarter	55.59	46.22	.28
First quarter	53.98	45.02	.28

The approximate number of holders of record of common stock as of January 29, 2010 was 10,431. This number does not include beneficial owners of the Company’s securities held in the name of nominees.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

* $100 Invested on 12/31/04 in stock or index funds, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	Selected Financial Data

In Thousands except per share amounts	2009	2008	2007	2006	2005

Operating revenues	$13,877,068	$17,100,341	$16,110,267	$13,788,346	$12,540,360
Income from continuing operations	969,490	1,691,093	1,827,691	1,680,551	1,480,435
Income from continuing operations per common share:
Basic	1.94	3.26	3.31	2.97	2.59
Diluted	1.93	3.24	3.29	2.95	2.57
Total assets at year-end	16,081,984	15,203,551	15,525,862	13,880,439	11,445,643
Long-term debt at year-end	2,914,874	1,247,883	1,888,839	955,610	958,321
Cash dividends declared per common share	1.24	1.18	.98	.75	.61

Certain reclassifications of prior years’ data have been made to conform with current year reporting.

On January 1, 2009, the Company adopted new accounting guidance related to business combinations. The new accounting guidance requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. This new guidance also requires prospectively that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as post-acquisition expenses; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. Refer to the Acquisitions note in Item 8. Financial Statements and Supplementary Data for discussion of the change in accounting principle.

On January 1, 2009, the Company adopted new accounting guidance on fair value measurements for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The new accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and provides guidance for measuring fair values and the necessary disclosures. Refer to the Goodwill and Intangible Assets note in Item 8. Financial Statements and Supplementary Data for discussion of the change in accounting principle.

On January 1, 2008, the Company adopted new accounting guidance related to defined benefit plans which required the Company to change its measurement date to correspond with the Company’s fiscal year-end. The Company previously used a September 30 measurement date. Refer to the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for discussion of the effect of the change in accounting principle.

On January 1, 2007, the Company adopted new accounting guidance that addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. Refer to the Investments note in Item 8. Financial Statements and Supplementary Data for discussion of the change in accounting principle.

On December 31, 2006, the Company adopted new accounting guidance that requires employers to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and previously unrecognized changes in that funded status through accumulated other comprehensive income.

Information on the comparability of results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the “Company” or “ITW”) is a multinational manufacturer of a diversified range of industrial products and equipment with approximately 840 operations in 57 countries. These 840 businesses are internally reported as 60 operating segments to senior management. The Company’s 60 operating segments have been aggregated into the following eight external reportable segments: Transportation; Industrial Packaging; Food Equipment; Power Systems & Electronics; Construction Products; Polymers & Fluids; Decorative Surfaces; and All Other.

In August 2008, the Company’s Board of Directors authorized the divestiture of the Decorative Surfaces segment which was subsequently classified as a discontinued operation. In May 2009, the Company’s Board of Directors rescinded its earlier resolution to divest the Decorative Surfaces segment and, accordingly, all periods presented have been restated to present the Decorative Surfaces segment as a continuing operation.

Due to the large number of diverse businesses and the Company’s highly decentralized operating style, the Company does not require its businesses to provide detailed information on operating results. Instead, the Company’s corporate management collects data on several key measurements: operating revenues, operating income, operating margins, overhead costs, number of months on hand in inventory, days sales outstanding in accounts receivable, past due receivables and return on invested capital. These key measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are discussed with operating unit management.

The results of each segment are analyzed by identifying the effects of changes in the results of the base businesses, newly acquired companies, restructuring costs, goodwill and intangible impairment charges, and currency translation on the operating revenues and operating income of each segment. Base businesses are those businesses that have been included in the Company’s results of operations for more than 12 months. The changes to base business operating income include the estimated effects of both operating leverage and changes in variable margins and overhead costs. Operating leverage is the estimated effect of the base business revenue changes on operating income, assuming variable margins remain the same as the prior period. As manufacturing and administrative overhead costs usually do not significantly change as a result of revenues increasing or decreasing, the percentage change in operating income due to operating leverage is usually more than the percentage change in the base business revenues.

A key element of the Company’s business strategy is its continuous 80/20 business process for both existing businesses and new acquisitions. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 business process to simplify and focus on the key parts of their business, and as a result, reduce complexity that often disguises what is truly important. The Company’s 840 operations utilize the 80/20 process in various aspects of their business. Common applications of the 80/20 business process include:

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for 2009, 2008 and 2007 are summarized as follows:

Dollars in thousands	2009	2008	2007

Operating revenues	$13,877,068	$17,100,341	$16,110,267
Operating income	1,385,979	2,501,286	2,627,766
Margin %	10.0%	14.6%	16.3%

In 2009 and 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2009 Compared to 2008			2008 Compared to 2007
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	(18.4)%	(51.8)%	(6.0)%	(2.6)%	(6.0)%	(0.6)%
Changes in variable margins and overhead costs	—	21.2	3.8	—	(1.7)	(0.3)

	(18.4)	(30.6)	(2.2)	(2.6)	(7.7)	(0.9)

Acquisitions and divestitures	4.2	—	(0.6)	6.0	1.4	(0.7)
Restructuring costs	—	(4.1)	(0.7)	—	(1.0)	(0.2)
Impairment of goodwill and intangibles	—	(4.1)	(0.7)	—	—	—
Translation	(4.8)	(5.8)	(0.4)	2.8	2.5	—
Other	0.2	—	—	(0.1)	—	0.1

	(18.8)%	(44.6)%	(4.6)%	6.1%	(4.8)%	(1.7)%

Operating Revenues

Revenues decreased 18.8% in 2009 versus 2008 primarily due to lower base revenues and the unfavorable effect of currency translation, mainly due to the strengthening of the dollar, partially offset by revenues from acquisitions. Total base revenues declined 18.4% in 2009 versus 2008. Base revenues declined 21.6% and 14.9% for North American and international businesses, respectively, as both were adversely affected by the global recession and weak industrial production in related end markets throughout 2009. The Company anticipates modest expansion in a variety of worldwide end markets in 2010.

Revenues increased 6.1% in 2008 over 2007 primarily due to revenues from acquisitions and the favorable effect of currency translation in the first three quarters of 2008, due to a weakened dollar, partially offset by a decrease in base revenues. During 2008, 50 businesses were acquired worldwide with international businesses representing approximately 39% of the annualized acquired revenues. Base revenues decreased in 2008 versus 2007 due to a 4.8% decline in North American base revenues and flat international base revenues. North American base businesses were adversely affected by steep declines in macro economic trends and related weak industrial production, and a continued decline in the construction and automotive markets. In addition, there was a significant decrease in international industrial production in the fourth quarter of 2008.

Operating Income

Operating income declined 44.6% in 2009 versus 2008 due to the decline in base revenues, the negative effect of currency translation, increased restructuring charges and increased goodwill and intangible impairment charges. In 2009, the Company recorded impairment charges of $90.0 million and $15.6 million against goodwill and intangibles, respectively. The goodwill and intangible impairments were primarily related to new reporting units which were acquired over the last few years before the recent economic downturn. These charges were driven primarily by lower current forecasts compared to the expected forecasts at the time the reporting units were acquired. The higher restructuring charges reflect the Company’s efforts to reduce costs in response to weak economic conditions. Improvements in base variable margins and lower overhead costs increased base margins 3.8% in 2009, as the cumulative benefits of restructuring projects began to be realized and selling price versus material cost comparisons were favorable. Total margins declined by 4.6% in 2009 primarily due to the declines in base revenues, restructuring charges and the goodwill and intangible impairment charges.

Operating income in 2008 declined 4.8% versus 2007 due to the decline in base revenues and increased restructuring charges, partially offset by the positive effect of currency translation and income from acquisitions. Total margins declined 1.7% primarily due to the declines in base revenues and the lower margins of acquired companies including acquisition-related expenses, which reduced overall margins. Restructuring projects and other cost control measures were implemented in 2008 to better align operating businesses with declining economic conditions, which helped keep overhead expenses favorable to 2007 and partially offset declines in variable margins.

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:

•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair;
•	polyester coatings and patch and repair products for the marine industry; and
•	truck remanufacturing and related parts and service.

In 2009, this segment primarily served the automotive original equipment manufacturers and tiers (56%) and automotive aftermarket (28%) markets.

The results of operations for the Transportation segment for 2009, 2008 and 2007 were as follows:

Dollars in thousands	2009	2008	2007

Operating revenues	$2,070,938	$2,347,366	$2,214,413
Operating income	153,674	276,900	372,567
Margin %	7.4%	11.8%	16.8%

In 2009 and 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2009 Compared to 2008			2008 Compared to 2007
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	(15.8)%	(49.2)%	(4.7)%	(8.5)%	(19.6)%	(2.0)%
Changes in variable margins and overhead costs	—	23.1	3.3	—	(7.8)	(1.4)

	(15.8)	(26.1)	(1.4)	(8.5)	(27.4)	(3.4)

Acquisitions and divestitures	9.1	(0.5)	(1.0)	10.9	0.2	(1.4)
Restructuring costs	—	(4.0)	(0.6)	—	(1.9)	(0.4)
Impairment of goodwill and intangibles	—	(5.2)	(0.7)	—	—	—
Translation	(5.1)	(8.6)	(0.7)	3.6	3.5	0.2
Other	—	(0.1)	—	—	(0.1)	—

	(11.8)%	(44.5)%	(4.4)%	6.0%	(25.7)%	(5.0)%

Operating Revenues

Revenues declined 11.8% in 2009 versus 2008 due to declines in base revenues and the unfavorable effect of currency translation. Acquisition revenues partially mitigated the base revenue decrease and was primarily related to the purchase of a North American truck remanufacturing and related parts and service business in the third quarter of 2008. Worldwide automotive base revenues declined 19.4% for the full year. North American automotive base revenues declined 24.0% in 2009 due to a decline in car builds of 32%. International automotive base revenues declined 14.6% in 2009 due to a 24% decline in European car builds. The automotive aftermarket businesses, which were less impacted by the economic downturn, declined 7.8%.

Revenues increased 6.0% in 2008 over 2007 due to acquisitions and the favorable effect of currency translation partially offset by an 8.5% decline in base revenues. Acquisition revenue was primarily related to the purchase of a North American truck remanufacturing and related parts and service business and a worldwide components business. Base revenues for the North American automotive businesses declined 15.2% primarily due to a 16% decline in automotive production by the North American automotive manufacturers. The decline in automotive builds was driven by low consumer demand and existing high inventory levels. International base automotive revenues declined 6.3% due to unfavorable customer mix and a 3% decline in European vehicle production. Base revenues for the automotive aftermarket businesses in this segment increased 2.3% mainly due to strong sales of automotive additives from North American businesses to Chinese end markets.

Operating Income

Operating income decreased 44.5% in 2009 versus 2008 primarily due to the decline in base revenues described above, the unfavorable effect of currency translation and higher restructuring charges. In addition, a $12.0 million goodwill impairment charge was recorded in the third quarter of 2009 related to the North American truck remanufacturing and related parts and service business. The increase in restructuring charges is primarily due to continued efforts to reduce costs in response to the decline in worldwide automotive production. Total operating margins declined by 4.4% primarily due to the decline in base revenues described above, partially offset by reductions in overhead expenses, favorable selling price versus material cost comparisons and benefits of restructuring projects.

Operating income decreased 25.7% in 2008 versus 2007 primarily due to the negative leverage effect of the decline in base revenues described above, lower base margins and higher restructuring charges partially offset by the favorable impact of currency translation. The increase in operating expenses is primarily due to unrecovered raw material price increases and competitive pricing pressure. Base margins declined 3.4% primarily due to the reduction in base revenues, start up costs to support production at foreign-owned manufacturers operating in North America and additional accounts receivable bad debt reserves.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:

•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

In 2009, this segment primarily served the general industrial (29%), primary metals (20%), food and beverage (12%) and construction (10%) markets.

The results of operations for the Industrial Packaging segment for 2009, 2008 and 2007 were as follows:

Dollars in thousands	2009	2008	2007

Operating revenues	$1,895,704	$2,618,922	$2,414,860
Operating income	88,755	281,134	301,251
Margin %	4.7%	10.7%	12.5%

In 2009 and 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2009 Compared to 2008			2008 Compared to 2007
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	(22.8)%	(86.4)%	(8.9)%	0.2%	0.2%	—%
Changes in variable margins and overhead costs	—	30.7	4.3	—	(9.1)	(1.1)

	(22.8)	(55.7)	(4.6)	0.2	(8.9)	(1.1)

Acquisitions	1.2	(0.2)	(0.1)	4.8	2.9	(0.2)
Restructuring costs	—	(4.4)	(0.6)	—	(3.7)	(0.5)
Impairment of goodwill and intangibles	—	—	—	—	0.1	—
Translation	(6.0)	(8.1)	(0.8)	3.5	2.8	—
Other	—	—	0.1	—	0.1	—

	(27.6)%	(68.4)%	(6.0)%	8.5%	(6.7)%	(1.8)%

Operating Revenues

Revenues decreased 27.6% in 2009 versus 2008 primarily due to lower base revenues and the unfavorable impact of currency translation. Base revenues declined 34.6% for the North American strapping businesses largely due to declines in consumable and equipment volume in key end markets such as primary metals, construction and general industrial. The international strapping businesses declined 25.4% which were adversely affected by the continued global decline in the industrial production and construction end markets. Worldwide stretch and protective packaging declined 20.0% and 4.7%, respectively.

Revenues increased 8.5% in 2008 over 2007 primarily due to revenues from acquired companies and the favorable effect of currency translation. The increase in acquisition revenue was primarily due to the purchase of a European industrial packaging business, a European stretch packaging business, a U.S. protective packaging business and a U.S. equipment business. Total base revenues were virtually flat as a 1.2% and 30.9% increase related to international strapping and worldwide insulation systems, respectively, were offset by a 6.0% and 2.7% decrease related to North American strapping and worldwide protective packaging, respectively. These businesses were especially affected by weakness in the North American primary metals and construction end markets.

Operating Income

Operating income decreased 68.4% in 2009 versus 2008 primarily due to the negative leverage effect of the decline in base revenues described above, the negative effect of currency translation and higher restructuring charges. Base margins declined 4.6% primarily due to the decline in base revenues discussed above, partially offset by favorable selling price versus material cost comparisons and reduced overhead costs as the benefits of restructuring projects began to be realized.

Operating income declined 6.7% in 2008 versus 2007 primarily due to a decrease in base variable margins and increased restructuring charges partially offset by income from acquisitions and the favorable effect of currency translation. The decrease in base variable margins is primarily due to unfavorable selling price versus material cost comparisons and unfavorable product mix.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales;
•	kitchen exhaust, ventilation and pollution control systems; and
•	food equipment service, maintenance and repair.

In 2009, this segment primarily served the food institutional/restaurant (47%), service (32%) and food retail (15%) markets.

The results of operations for the Food Equipment segment for 2009, 2008 and 2007 were as follows:

Dollars in thousands	2009	2008	2007

Operating revenues	$1,859,277	$2,133,186	$1,930,281
Operating income	255,094	320,867	303,349
Margin %	13.7%	15.0%	15.7%

In 2009 and 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2009 Compared to 2008			2008 Compared to 2007
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	(9.1)%	(25.4)%	(2.7)%	1.8%	4.9%	0.5%
Changes in variable margins and overhead costs	—	13.8	2.3	—	—	—

	(9.1)	(11.6)	(0.4)	1.8	4.9	0.5

Acquisitions	1.3	—	(0.2)	6.3	1.9	(0.6)
Restructuring costs	—	(3.5)	(0.6)	—	(3.1)	(0.5)
Translation	(5.0)	(5.4)	(0.1)	2.4	2.1	—
Other	—	—	—	—	—	(0.1)

	(12.8)%	(20.5)%	(1.3)%	10.5%	5.8%	(0.7)%

Operating Revenues

Revenues decreased 12.8% in 2009 versus 2008 due to the decline in base business and the unfavorable effect of currency translation, partially offset by revenues from acquisitions. The acquired revenues were attributable to the acquisition of a European food equipment business. North American food equipment base revenues declined 11.2% while international food equipment base revenues declined 7.9% in 2009 as a result of weak demand across all worldwide markets. Base revenues for the North American institutional/restaurant businesses declined 14.7% as customers delayed equipment purchases. Base service revenues declined a moderate 1.2% as customers continued to maintain existing equipment.

Revenues increased 10.5% in 2008 over 2007 due to revenues from acquisitions, the favorable effect of currency translation and base revenue growth. The acquired revenues were primarily attributable to the acquisition of two food processing businesses and two European food equipment businesses. Internationally, base revenues increased 3.2% primarily due to strong institutional and service revenue growth in Asia-Pacific and Europe. North American base revenues were flat over 2007 as increased service revenues and retail sales were offset by lower demand for equipment in areas such as casual dining restaurants, hotels and airports.

Operating Income

Operating income declined 20.5% in 2009 versus 2008 due to the decrease in base revenues described above and the unfavorable effect of currency translation and restructuring charges. Base margins decreased 0.4% primarily due to the decline in base revenues, partially offset by margin gains from favorable selling price versus material cost comparisons, benefits from restructuring projects and favorable product mix.

Operating income increased 5.8% in 2008 over 2007 due to the positive effect of leverage from the revenue increase described above, the favorable effect of currency translation and income from acquisitions, partially offset by higher restructuring charges. Operating margins decreased 0.7% due to lower margins of acquired businesses and higher restructuring charges partially offset by margin gains from growth in base revenues.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:

•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging; and
•	airport ground support equipment.

In 2009, this segment primarily served the general industrial (46%), electronics (16%) and construction (7%) markets.

The results of operations for the Power Systems & Electronics segment for 2009, 2008 and 2007 were as follows:

Dollars in thousands	2009	2008	2007

Operating revenues	$1,614,472	$2,356,853	$2,245,514
Operating income	216,840	464,328	451,714
Margin %	13.4%	19.7%	20.1%

In 2009 and 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2009 Compared to 2008			2008 Compared to 2007
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	(31.6)%	(60.7)%	(8.4)%	0.2%	0.5%	—%
Changes in variable margins and overhead costs	—	20.0	5.7	—	1.9	0.4

	(31.6)	(40.7)	(2.7)	0.2	2.4	0.4

Acquisitions	2.4	(0.9)	(0.7)	3.2	(0.5)	(0.7)
Restructuring costs	—	(3.5)	(1.0)	—	(0.2)	—
Impairment of goodwill and intangibles	—	(5.9)	(1.7)	—	(0.2)	—
Translation	(2.4)	(2.3)	(0.2)	1.5	1.3	—
Other	0.1	—	—	0.1	—	(0.1)

	(31.5)%	(53.3)%	(6.3)%	5.0%	2.8%	(0.4)%

Operating Revenues

Revenues declined 31.5% in 2009 versus 2008 mainly due to declines in base revenues and the negative effect of currency translation. Revenues fell as end market demand continued to decline across the broad spectrum of industries that this segment serves, including key end markets such as commercial construction and general industrial. The revenue decrease was partially offset by 2008 acquisitions, including a welding equipment business and a PC board fabrication business. Worldwide base welding revenues declined 32.7% in 2009. North American welding base businesses declined 36.3% while international welding base businesses declined 23.5%. Base revenues for the electronics businesses fell 30.0% while base revenues in the PC board fabrication businesses fell 44.7%, both largely due to the decline in consumer demand for electronics during 2009.

Revenues increased 5.0% in 2008 over 2007 primarily due to revenues from acquisitions and the favorable effect of currency translation. Acquisitions included a worldwide PC board fabrication business and a welding accessories business. Overall base revenues grew a modest 0.2% mainly due to a 19.7% growth in international welding base businesses driven by strong demand in the energy, heavy fabrications and ship building end markets. North American welding base business declined 3.6% primarily due to weak North American industrial production and falling end market demand in key areas such as fabrication, construction, automotive and general industrial. Base revenues for the ground support businesses grew 4.4% related to higher worldwide demand for both military and commercial airport products. Base revenues for the PC board fabrication and electronics related businesses declined 9.4% and 2.4%, respectively, due to lower worldwide market demand, especially in consumer electronics.

Operating Income

Operating income decreased 53.3% in 2009 versus 2008 primarily due to the declines in base revenues described above, 2009 impairment charges, higher restructuring charges and the negative effect of currency translation. Goodwill and intangible asset impairment charges of $18.0 million and $6.7 million, respectively, were incurred in the PC board fabrication and welding accessories businesses in the first quarter of 2009. Base margins decreased 2.7% primarily due to the declines in base revenues, partially offset by favorable selling price versus material cost comparisons, benefits of restructuring projects and lower overhead costs.

Operating income increased 2.8% in 2008 over 2007 primarily due to lower operating expenses and reduced overhead spending within the PC board fabrication businesses as a result of 2007 and 2008 restructuring projects, and the favorable effect of currency translation. Total operating margins decreased 0.4% primarily due to lower margins from acquisitions after acquisition-related expenses.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

In 2009, this segment primarily served the residential construction (47%), commercial construction (26%) and renovation construction (24%) markets.

The results of operations for the Construction Products segment for 2009, 2008 and 2007 were as follows:

Dollars in thousands	2009	2008	2007

Operating revenues	$1,529,510	$1,990,683	$2,064,477
Operating income	97,864	244,822	289,064
Margin %	6.4%	12.3%	14.0%

In 2009 and 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2009 Compared to 2008			2008 Compared to 2007
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	(16.9)%	(59.2)%	(6.3)%	(7.3)%	(21.8)%	(2.2)%
Changes in variable margins and overhead costs	—	13.3	2.0	—	1.7	0.3

	(16.9)	(45.9)	(4.3)	(7.3)	(20.1)	(1.9)

Acquisitions	0.7	(1.0)	(0.2)	0.5	(0.9)	(0.2)
Restructuring costs	—	(1.9)	(0.3)	—	2.2	0.3
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(7.0)	(11.2)	(1.1)	3.3	3.5	0.1
Other	—	—	—	(0.1)	—	—

	(23.2)%	(60.0)%	(5.9)%	(3.6)%	(15.3)%	(1.7)%

Operating Revenues

Revenues declined 23.2% in 2009 versus 2008 primarily as a result of the decline in base revenues and the unfavorable effect of currency translation. Base revenues for the North American, European and Asia-Pacific regions decreased 26.7%, 22.9% and 1.1%, respectively, primarily due to ongoing weakness in the residential and commercial construction markets in North America and Europe. U.S. housing starts declined 14% on an annualized basis in 2009. In addition, U.S. commercial construction square footage activity fell 46% for the year versus 2008. The Asia-Pacific region outperformed other regions largely due to better customer activity in Australia and New Zealand.

Revenues declined 3.6% in 2008 versus 2007 largely as a result of a 7.3% decline in base business partially offset by the favorable effect of currency translation. Base revenues for the North American and European businesses declined 14.6% and 7.0%, respectively, in 2008 while revenues for the Asia-Pacific region increased 4.4% on strong first half 2008 market demand and new product introductions. This decline in base revenues was a result of weakness in the residential and commercial construction markets in North America and Europe as indicated by a 31% and 19% decline in U.S. housing starts and commercial construction square footage activity, respectively, in 2008. European construction activity slowed substantially in the fourth quarter of 2008.

Operating Income

Operating income decreased 60.0% in 2009 versus 2008 primarily due to the base revenue decline described above. In addition, the unfavorable effect of currency translation and higher restructuring charges contributed to the lower income and margins. Base margins declined 4.3% as reduced operating expenses, including favorable selling price versus material cost comparisons and benefits from restructuring projects were more than offset by the effect of lower base revenues.

Operating income and margins decreased 15.3% and 1.7%, respectively, in 2008 versus 2007 primarily due to the revenue decline described above partially offset by the favorable effect of currency translation, lower restructuring charges and lower operating costs resulting from prior year restructuring projects and tight cost controls.

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

In 2009, this segment primarily served the general industrial (31%), construction (14%), maintenance, repair and operations “MRO” (12%) and automotive aftermarket (7%) markets.

The results of operations for the Polymers & Fluids segment for 2009, 2008 and 2007 were as follows:

Dollars in thousands	2009	2008	2007

Operating revenues	$1,155,838	$1,249,653	$944,851
Operating income	70,396	180,040	158,813
Margin %	6.1%	14.4%	16.8%

In 2009 and 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2009 Compared to 2008			2008 Compared to 2007
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	(12.4)%	(36.3)%	(3.9)%	(0.5)%	0.6%	0.2%
Changes in variable margins and overhead costs	—	22.4	3.7	—	(0.5)	(0.1)

	(12.4)	(13.9)	(0.2)	(0.5)	0.1	0.1

Acquisitions	11.0	(1.9)	(1.2)	28.9	9.8	(2.6)
Restructuring costs	—	(4.4)	(0.7)	—	—	—
Impairment of goodwill and intangibles	—	(33.4)	(5.5)	—	0.5	0.1
Translation	(6.1)	(7.3)	(0.7)	3.6	3.0	—
Other	—	—	—	0.3	—	—

	(7.5)%	(60.9)%	(8.3)%	32.3%	13.4%	(2.4)%

Operating Revenues

Revenues decreased 7.5% in 2009 versus 2008 due to lower base revenues and the unfavorable effect of currency translation partially offset by revenues from acquisitions. Acquisition revenue was primarily the result of the purchase of a pressure sensitive adhesives business and two construction adhesives businesses in 2008. Total base revenues declined 12.4% primarily due to continued weakness in worldwide industrial production and construction end markets. Worldwide base revenues for the fluids businesses declined 10.1% while base revenues for the polymers businesses declined 15.0% in 2009.

Revenues increased 32.3% in 2008 over 2007 primarily due to revenues from acquisitions and the favorable effect of currency translation. Acquisition revenue was primarily the result of the purchase of two pressure sensitive adhesives businesses, an international fluid products business, two polymers businesses, two North American construction adhesives businesses and a South American sealant business. Total base revenues were essentially flat as a 2.2% increase in worldwide polymers revenues was offset by a 3.6% decline in worldwide fluids revenues. Strong growth in North American polymers and industrial adhesives businesses, as well as increased demand in Brazil, India and China, was offset by substantially weaker demand for fluid products in North American and European industrial based end markets.

Operating Income

Operating income decreased 60.9% in 2009 versus 2008 primarily due to the decline in base revenues and a $60.0 million goodwill impairment charge against the pressure sensitive adhesives business in the first quarter of 2009. Base margins decreased 0.2% as favorable selling price versus material cost comparisons and the benefits of restructuring projects were more than offset by the effect of lower base revenues. The first quarter 2009 goodwill impairment charge reduced margins by 5.5%. Additionally, acquisitions diluted margins 1.2% for the year.

Operating income increased 13.4% in 2008 over 2007 primarily due to income from acquisitions and the favorable effect of currency translation. Total operating margins declined 2.4% primarily due to the dilutive effect of the lower margins of acquired businesses. Variable margins decreased slightly due to higher material costs and unfavorable product mix, offset by overhead cost reductions.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, flooring and other applications.

In the Decorative Surfaces segment, products include:

•	decorative high-pressure laminate for furniture, office and retail space, and countertops;
•	high-pressure laminate flooring; and
•	high-pressure laminate worktops.

In 2009, this segment served the commercial construction (55%), renovation construction (28%) and residential construction (15%) markets.

The results of operations for the Decorative Surfaces segment for 2009, 2008 and 2007 were as follows:

Dollars in thousands	2009	2008	2007

Operating revenues	$998,191	$1,230,995	$1,239,190
Operating income	113,727	142,582	160,973
Margin %	11.4%	11.6%	13.0%

In 2009 and 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2009 Compared to 2008			2008 Compared to 2007
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	(14.9)%	(51.4)%	(5.0)%	(3.1)%	(9.4)%	(0.8)%
Changes in variable margins and overhead costs	—	39.3	5.4	—	(2.7)	(0.4)

	(14.9)	(12.1)	0.4	(3.1)	(12.1)	(1.2)

Acquisitions	—	—	—	—	—	—
Restructuring costs	—	(5.3)	(0.7)	—	(0.5)	(0.1)
Translation	(4.0)	(2.9)	0.2	2.5	1.2	(0.1)
Other	—	0.1	(0.1)	(0.1)	—	—

	(18.9)%	(20.2)%	(0.2)%	(0.7)%	(11.4)%	(1.4)%

Operating Revenues

Revenues decreased 18.9% in 2009 versus 2008 due to lower base revenues and the unfavorable effect of currency translation. North American laminate base revenues declined 18.9% as a result of the continued downturn in North American commercial and residential construction. These declines were partially offset by product penetration in the premium high-definition laminate product market. International base revenues declined 9.7% due to European volume declines.

Revenues declined 0.7% in 2008 versus 2007 due to the decline in base revenues partially offset by the favorable effect of currency translation. North American laminate revenues decreased 3.4% as a result of laminate volume drop off in the second half of 2008 partially offset by a customer shift to higher priced premium products. Flooring revenues decreased 28.3% on steep volume declines. International laminate revenues decreased 2.0% over the prior year as new product introductions partially offset lower volumes.

Operating Income

Operating income decreased 20.2% in 2009 versus 2008 primarily due to the decline in base revenues, increased restructuring charges and the unfavorable effect of currency translation. Base margins increased 0.4% primarily due to favorable selling price versus material cost comparisons, benefits from restructuring projects and higher margins on the high-definition laminate product, partially offset by the effect of lower base revenues.

Operating income decreased 11.4% in 2008 versus 2007 primarily due to the negative leverage effect of the decline in base revenues described above. Lower selling expenses in 2008 versus 2007 were more than offset by significant raw material increases which contributed to an overall reduction in variable margins. Base margins declined 1.2% due to both the revenue decline and cost increases.

ALL OTHER

This segment includes all other operating segments.

In the All Other segment, products include:

•	equipment and related software for testing and measuring of materials and structures;
•	plastic reclosable packaging for consumer food storage;

•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	swabs, wipes and mats for clean room usage;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment;
•	static and contamination control equipment; and
•	line integration, conveyor systems and line automation for the food and beverage industries.

In 2009, this segment primarily served the general industrial (25%), food and beverage (16%), consumer durables (14%), electronics (5%) and food institutional/restaurants (5%) markets.

The results of operations for the All Other segment for 2009, 2008 and 2007 were as follows:

Dollars in thousands	2009	2008	2007

Operating revenues	$2,786,695	$3,226,927	$3,103,337
Operating income	389,629	590,613	590,035
Margin %	14.0%	18.3%	19.0%

In 2009 and 2008, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2009 Compared to 2008			2008 Compared to 2007
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	(17.5)%	(43.8)%	(5.8)%	(2.6)%	(6.7)%	(0.8)%
Changes in variable margins and overhead costs	—	17.6	3.9	—	3.3	0.6

	(17.5)	(26.2)	(1.9)	(2.6)	(3.4)	(0.2)

Acquisitions and divestitures	7.4	2.0	(0.8)	4.3	1.6	(0.5)
Restructuring costs	—	(5.3)	(1.2)	—	(0.5)	(0.1)
Impairment of goodwill and intangibles	—	(0.3)	(0.1)	—	—	—
Translation	(3.6)	(4.2)	(0.3)	2.2	2.4	0.1
Other	0.1	—	—	0.1	—	—

	(13.6)%	(34.0)%	(4.3)%	4.0%	0.1%	(0.7)%

Operating Revenues

Revenues decreased 13.6% in 2009 versus 2008 primarily due to the decline in base business revenues and the unfavorable effect of currency translation, partially offset by an increase in revenues from acquired companies. The acquisition revenue was primarily related to the purchase of two test and measurement businesses in 2008. Base revenues declined 15.7%, 12.1%, 19.6% and 32.0%, for the test and measurement, consumer packaging, industrial plastics and metals and finishing businesses, respectively, due to negative industrial production trends and the related impact of weak end market and capital equipment demand across the broad spectrum of industries this segment serves.

Revenues increased 4.0% in 2008 versus 2007 primarily due to revenues from acquired companies and the favorable effect of currency translation partially offset by a decline in base revenues. The increase in acquisition revenue was primarily due to the purchase of three test and measurement businesses and a label business. Base revenues declined 7.8%, 3.2% and 3.0% for the industrial plastics and metals, consumer packaging and finishing businesses, respectively, due to a notable decrease in end market demand in the second half of the year. These decreases were partially offset by an 8.0% base business increase in test and measurement due to strong sales of equipment used in the materials and structural testing markets, particularly in Asia.

Operating Income

Operating income declined 34.0% in 2009 versus 2008 primarily due to the decline in base revenues described above, higher restructuring charges and the unfavorable effect of currency translation, partially offset by increased income from acquisitions. Base margins decreased 1.9% as favorable selling price versus material cost comparisons and benefits from restructuring projects were more than offset by the effect of lower base revenues. Additionally, acquisitions diluted total margins by 0.8%.

Operating income was essentially flat in 2008 over 2007 primarily due to the negative leverage effect of the decrease in revenues described above, partially offset by the favorable effect of currency translation and income from acquired companies. Total operating margins declined 0.7% primarily due to lower margins for both base business and acquired businesses. Base operating margins decreased 0.2% as the gains from tight cost controls and the benefits of prior year restructuring projects were offset by the impact of lower revenues.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $203.2 million in 2009 and $184.4 million in 2008, versus $145.7 million in 2007, due to intangible amortization related to newly acquired businesses.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

Total goodwill and intangible asset impairment charges by segment for the years ended December 31, 2009, 2008 and 2007 were as follows:

In Thousands	2009	2008	2007

Transportation	$14,414	$13	$258
Industrial Packaging	386	—	—
Food Equipment	46	—	—
Power Systems & Electronics	28,337	824	—
Construction Products	—	—	394
Polymers & Fluids	60,416	251	884
All Other	1,969	487	618

	$105,568	$1,575	$2,154

Impairment of goodwill and other intangible assets increased to $105.6 million in 2009 versus $1.6 million in 2008, primarily due to goodwill impairment charges related to the pressure sensitive adhesives reporting unit of $60.0 million, the PC board fabrication reporting unit of $18.0 million and the truck remanufacturing and related parts and service reporting unit of $12.0 million. Impairment of goodwill and other intangible assets was $1.6 million in 2008 versus $2.2 million in 2007. See the Goodwill and Intangible Assets note in Item 8. Financial Statements and Supplementary Data for further details of the impairment charges.

INTEREST EXPENSE

Interest expense increased to $164.8 million in 2009 versus $154.5 million in 2008 primarily due to interest on the 6.25% and 5.15% notes which were issued in March 2009, partially offset by lower interest related to the 5.75% notes and 6.875% notes repaid at maturity in March 2009 and November 2008, respectively, and lower commercial paper rates and borrowings. Interest expense increased to $154.5 million in 2008 versus $102.1 million in 2007 primarily as a result of interest expense on the 5.25% Euro notes issued in October 2007 and higher average borrowings of short-term commercial paper, partially offset by lower market rates in 2008. The weighted-average interest rate on commercial paper was 0.3% in 2009, 2.4% in 2008 and 5.2% in 2007.

OTHER INCOME (EXPENSE)

Other income (expense) was expense of $7.4 million in 2009 versus income of $4.7 million in 2008. The decrease was primarily due to 2009 losses on foreign currency transactions of $24.9 million, lower income from investments of $4.9 million (versus $17.0 million in 2008) and lower interest income of $17.6 million (versus $29.4 million in 2008), partially offset by the impact of the German transfer tax charge of $44.0 million in 2008.

Other income decreased to $4.7 million in 2008 from $58.3 million in 2007, primarily due to a German transfer tax charge of $44.0 million in 2008. Additionally, income from a venture capital limited partnership was $0.2 million in 2008 versus income of $25.3 million in 2007 related to mark-to-market adjustments; and the Company incurred a charge of $18.8 million related to the timing of tax deductions of leveraged leases in 2008. This was partially offset by higher income of $10.7 million related to a mortgage-backed security and a $9.4 million increase in interest income.

INCOME TAXES

The effective tax rate was 20.1% in 2009, 28.1% in 2008 and 29.3% in 2007. The effective tax rate for 2009 was favorably impacted by discrete tax adjustments in the fourth quarter of $85.5 million related to a global legal structure reorganization and $77.5 million related to a favorable settlement reached with the German tax authorities. In the above mentioned reorganization, the Company reorganized its ownership structure in certain U.S. and foreign subsidiaries in the fourth quarter of 2009 and made an election regarding the U.S. tax treatment of a foreign subsidiary. The Company recorded a reduction in tax expense primarily for the effect of the resulting foreign tax credits. Also during the fourth quarter of 2009, the Company finalized a settlement with the German tax authorities primarily regarding the treatment of an intercompany financing transaction which resulted in the reversal of previously established tax reserves as a reduction of tax expense.

See the Income Taxes note in Item 8. Financial Statements and Supplementary Data for a reconciliation of the U.S. Federal statutory rate to the effective tax rate.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations in 2009 of $969.5 million ($1.93 per diluted share) was 42.7% lower than 2008 income of $1.7 billion ($3.24 per diluted share). Income from continuing operations in 2008 was 7.5% lower than 2007 income of $1.8 billion ($3.29 per diluted share).

FOREIGN CURRENCY

The strengthening of the U.S. dollar against foreign currencies decreased operating revenues by approximately $653 million in 2009 and decreased income from continuing operations by approximately 10 cents per diluted share. The weakening of the U.S. dollar against foreign currencies increased operating revenues by approximately $425 million in 2008 and increased income from continuing operations by approximately 8 cents per diluted share.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $22.5 million in 2009 versus $172.1 million in 2008, primarily due to 2008 impairment on goodwill of $132.6 million, loss reserve on assets held for sale of $64.0 million partially offset by gains on sales of discontinued operations in 2008 versus losses in 2009. The results from discontinued

operations was a loss of $172.1 million in 2008 versus income of $42.2 million in 2007. See the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for further information.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, new accounting guidance was issued on multiple-deliverable revenue arrangements. The new accounting guidance amends the accounting for multiple-deliverable arrangements to enable the vendor to account for products or services separately rather than as a combined unit. The guidance establishes a hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence, (2) third-party evidence or (3) estimates. The Company will adopt the new accounting guidance on January 1, 2011 and does not anticipate the change will materially affect the Company’s financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. Management continues to believe that internally generated cash flows will be adequate to service debt, continue to pay dividends, to finance internal growth and to fund small to medium-sized acquisitions.

The primary uses of liquidity are:

•	dividend payments — the Company’s dividend payout guidelines are 25% to 35% of the last two years’ average income from continuing operations;
•	acquisitions; and
•	any excess liquidity may be used for share repurchases. The Company’s open-ended share repurchase program allows it flexibility in achieving the targeted debt-to-capital ratio.

Cash Flow

The Company uses free operating cash flow to measure cash flow generated by operations that is available for dividends, acquisitions, share repurchases and debt repayment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the three years ended December 31, 2009, 2008 and 2007 was as follows:

In Thousands	2009	2008	2007

Net cash provided by operating activities	$2,146,589	$2,222,224	$2,484,297
Additions to plant and equipment	(247,102)	(362,312)	(353,355)

Free operating cash flow	$1,899,487	$1,859,912	$2,130,942

Cash dividends paid	$(619,681)	$(598,690)	$(502,430)
Acquisitions	(281,674)	(1,546,982)	(812,757)
Repurchases of common stock	—	(1,390,594)	(1,757,761)
Purchases of investments	(17,586)	(19,583)	(28,734)
Proceeds from investments	20,215	26,932	91,184
Net proceeds (repayments) of debt	(736,470)	1,467,613	777,386
Effect of exchange rate changes on cash and equivalents	183,722	(82,002)	66,996
Other	127,809	198,820	272,491

Net increase (decrease) in cash and equivalents	$575,822	$(84,574)	$237,317

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. Through December 31, 2009, the Company repurchased 39.8 million shares of its common stock under this program at an average price of $44.72 per share. There are approximately $1.2 billion of authorized repurchases remaining under this program.

On August 4, 2006, the Company’s Board of Directors authorized a stock repurchase program which provided for the buyback of up to 35.0 million shares. This stock repurchase program was completed in November 2007.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. We believe that ROIC is a meaningful metric to investors and may be different than the method used by other companies to calculate ROIC. ROIC for the three years ended December 31, 2009, 2008 and 2007 was as follows:

Dollars in thousands	2009	2008	2007

Operating income	$1,385,979	$2,501,286	$2,627,766
Taxes (20.1%, 28.1% and 29.3%, respectively)	(278,998)	(702,611)	(769,147)

Operating income after taxes	$1,106,981	$1,798,675	$1,858,619

Invested Capital:
Trade receivables	$2,491,492	$2,571,987	$2,915,546
Inventories	1,356,233	1,774,697	1,625,820
Net plant and equipment	2,136,527	2,109,432	2,194,010
Investments	451,293	465,894	507,567
Goodwill and intangible assets	6,584,149	6,297,219	5,683,341
Accounts payable and accrued expenses	(2,048,966)	(1,999,097)	(2,190,121)
Net assets held for sale	—	61,525	137,685
Other, net	(343,069)	(667,660)	(43,790)

Total invested capital	$10,627,659	$10,613,997	$10,830,058

Average invested capital	$10,390,424	$11,235,625	$10,331,512

Return on average invested capital	10.7%	16.0%	18.0%

The 530 basis point decrease in ROIC in 2009 versus 2008 was the result of after-tax operating income decreasing 38.5%, resulting from the economic downturn, while average invested capital decreased 7.5%.

The 200 basis point decrease in ROIC in 2008 versus 2007 was the result of average invested capital increasing 8.8%, primarily due to acquisitions, while after-tax operating income decreased 3.2%, primarily due to a decrease in base business operating income.

Working Capital

Net working capital at December 31, 2009 and 2008 is summarized as follows:

			Increase
Dollars in thousands	2009	2008	(Decrease)

Current Assets:
Cash and equivalents	$1,318,772	$742,950	$575,822
Trade receivables	2,491,492	2,571,987	(80,495)
Inventories	1,356,233	1,774,697	(418,464)
Other	508,098	582,274	(74,176)
Assets held for sale	—	82,071	(82,071)

	5,674,595	5,753,979	(79,384)

Current Liabilities:
Short-term debt	213,681	2,433,973	(2,220,292)
Accounts payable and accrued expenses	2,048,966	1,999,097	49,869
Other	572,991	371,477	201,514
Liabilities held for sale	—	20,546	(20,546)

	2,835,638	4,825,093	(1,989,455)

Net Working Capital	$2,838,957	$928,886	$1,910,071

Current Ratio	2.00	1.19

Net working capital increased primarily due to the pay down of commercial paper and repayment of the 5.75% notes.

Debt

Total debt at December 31, 2009 and 2008 was as follows:

			Increase
Dollars in thousands	2009	2008	(Decrease)

Short-term debt	$213,681	$2,433,973	$(2,220,292)
Long-term debt	2,914,874	1,247,883	1,666,991

Total debt	$3,128,555	$3,681,856	$(553,301)

Total debt to total capitalization	26.2%	32.4%

The Company issues commercial paper to fund general corporate needs and to fund small and medium-sized acquisitions. As of December 31, 2009, the Company had approximately $135.5 million outstanding under its commercial paper program. The Company also has committed lines of credit of $2.5 billion in the U.S. to support the issuances of commercial paper. Of this amount, $2.0 billion is provided under a line of credit agreement with a termination date of June 11, 2010 and the remaining $500.0 million is under a revolving credit facility that terminates on June 15, 2012. No amounts are outstanding under these two facilities. The Company’s foreign operations also have unused capacity on uncommitted facilities of approximately $370 million.

The Company had $500.0 million of 5.75% redeemable notes due March 1, 2009, which were outstanding at December 31, 2008, that were repaid at maturity.

In 2009, the Company issued $800.0 million of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700.0 million of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value. The net proceeds from the offering were used to pay down the Company’s commercial paper balance.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary. The Company’s targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions.

Stockholders’ Equity

The changes to stockholders’ equity during 2009 and 2008 were as follows:

In Thousands	2009	2008

Beginning balance	$7,675,091	$9,358,231
Net income	947,009	1,519,003
Cash dividends declared	(620,679)	(604,988)
Repurchases of common stock	—	(1,390,594)
Stock option and restricted stock activity	168,111	105,514
Pension and other postretirement benefit adjustments, net of tax	(62,271)	(432,618)
Noncontrolling interest	(4,538)	4,710
Currency translation adjustments	716,208	(874,952)
Cumulative effect of adopting new accounting guidance, net of tax	(1,055)	(9,215)

Ending balance	$8,817,876	$7,675,091

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s significant contractual obligations as of December 31, 2009 were as follows:

						2015 and
In Thousands	2010	2011	2012	2013	2014	Future Years

Total debt	$8,120	$258,475	$7,076	$6,193	$1,929,012	$714,118
Interest payments on notes and preferred debt securities	161,805	161,526	144,890	144,651	113,986	197,988
Minimum lease payments	150,881	106,430	75,920	56,747	43,864	68,249

	$320,806	$526,431	$227,886	$207,591	$2,086,862	$980,355

The Company has recorded current income taxes payable of $417.3 million and non-current tax liabilities of $198.0 million including liabilities for unrecognized tax benefits. The Company is not able to reasonably estimate the timing of payments related to the non-current tax obligations.

The Company has provided guarantees related to the debt of certain unconsolidated affiliates of $24.0 million at December 31, 2009. In the event one of these affiliates defaults on its debt, the Company would be liable for the debt repayment. The Company has recorded liabilities related to these guarantees of $17.0 million at December 31, 2009. At December 31, 2009, the Company had open stand-by letters of credit of $173.0 million, substantially all of which expire in 2010. The Company had no other significant off-balance sheet commitments at December 31, 2009.

CRITICAL ACCOUNTING POLICIES

The Company has six accounting policies which it believes are most important to the Company’s financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

These critical accounting policies are as follows:

Realizability of Inventories — Inventories are stated at the lower of cost or market. Generally, the Company’s businesses perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value based on the following usage criteria:

Usage Classification	Criteria	Reserve %

Active	Quantity on hand is less than prior 6 months’ usage	0%
Slow-moving	Some usage in last 12 months, but quantity on hand exceeds prior 6 months’ usage	50%
Obsolete	No usage in the last 12 months	90%

In addition, for approximately half of the U.S. operations, the Company has elected to use the last-in, first-out (“LIFO”) method of inventory costing. Generally, this method results in a lower inventory value than the first-in, first-out (“FIFO”) method due to the effects of inflation.

Collectibility of Accounts Receivable — The Company estimates the allowance for uncollectible accounts based on the greater of a specific reserve or a reserve calculated based on the historical write-off percentage over the last two years. In addition, the allowance for uncollectible accounts includes reserves for customer credits and cash discounts, which are also estimated based on past experience.

Depreciation of Plant and Equipment — The Company’s U.S. businesses compute depreciation on an accelerated basis, as follows:

Buildings and improvements	150% declining balance
Machinery and equipment	200% declining balance

The majority of the international businesses compute depreciation on a straight-line basis to conform to their local statutory accounting and tax regulations.

Income Taxes — The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The Company’s deferred and other tax balances are based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Income tax expense and liabilities recognized by the Company also reflect its best estimates and assumptions regarding, among other things, the level of future taxable income and effect of the Company’s various tax planning strategies. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

Goodwill and Intangible Assets — The Company’s business acquisitions typically result in recording goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment expense that the Company will incur in future periods. The Company follows the guidance prescribed in the accounting standards to test goodwill and intangible assets for impairment. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its 60 reporting units to the carrying value of each reporting unit to determine if a goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill. In calculating the fair value of the reporting units, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and other intangible assets.

In the third quarter of 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter. This constitutes a change in method of applying an accounting principle that the Company believes is preferable. The change was made to better align the timing of the

Company’s goodwill impairment assessment with the Company’s annual business planning and forecasting process.

As of December 31, 2009, the Company had goodwill and intangible assets of $6.6 billion allocated to its 60 reporting units. The Company’s risk of significant impairment charges is mitigated by the number of diversified businesses and end markets represented by its 60 reporting units. In addition, the individual businesses in most of its reporting units have been acquired over a long period of time, and therefore have been able to improve their performance, primarily as a result of the application of the Company’s 80/20 business simplification process. The amount of goodwill and intangibles allocated to individual reporting units range from approximately $5 million to $700 million, with the average amount equal to $110 million.

Goodwill and intangible asset impairment charges related to continuing operations were $105.6 million in 2009, $1.6 million in 2008 and $2.2 million in 2007. The impairment charges during 2009 were primarily related to new reporting units which were acquired over the last few years before the recent economic downturn. These charges were driven primarily by lower current forecasts compared to the expected forecasts at the time the reporting units were acquired. See the Goodwill and Intangible Assets note in Item 8. Financial Statements and Supplementary Data for further discussion of the relative carrying values and fair values of the reporting units related to these impairment charges.

Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company’s global end markets, impairment charges related to one or more reporting units could occur in future periods.

Pension and Other Postretirement Benefits — The Company has various company-sponsored defined benefit retirement plans covering a substantial portion of U.S. employees and many employees outside the United States. Pension and other postretirement expense and obligations are determined based on actuarial valuations. Pension benefit obligations are generally based on each participant’s years of service, future compensation, and age at retirement or termination. Important assumptions in determining pension and postretirement expense and obligations are the discount rate, the expected long-term return on plan assets and healthcare cost trend rates. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. A 25 basis point decrease in the discount rate would increase the present value of the U.S. primary pension plan obligation by approximately $30 million.

The expected long-term return on plan assets is based on historical and expected long-term returns for similar investment allocations among asset classes. For the U.S. primary pension plan, the Company’s assumption for the expected return on plan assets was 8.5% for 2009 and will be 8.0% for 2010. A 25 basis point decrease in the expected return on plan assets would increase the annual pension expense by approximately $3 million. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for information on how this rate is determined.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt.

The Company had commercial paper outstanding of $135.5 million and $1.8 billion as of December 31, 2009 and 2008, respectively. The weighted average interest rate on commercial paper was 0.1% at December 31, 2009 and 1.4% at December 31, 2008.

The following table presents the Company’s debt for which fair value is subject to changing market interest rates:

				6.55%
	5.25%	5.15%	6.25%	Preferred Debt	4.88%
	Euro Notes Due	Notes Due	Notes Due	Securities Due	Notes Due thru
In Thousands	Oct 1, 2014	April 1, 2014	April 1, 2019	Dec 31, 2011	Dec 31, 2020

As of December 31, 2009:
Estimated cash outflow by year of principal maturity
2010	$—	$—	$—	$—	$5,713
2011	—	—	—	250,000	5,351
2012	—	—	—	—	4,882
2013	—	—	—	—	4,312
2014	1,126,275	800,000	—	—	2,664
2015 and thereafter	—	—	700,000	—	4,745
Estimated fair value	1,192,860	870,176	781,158	267,500	28,815
Carrying value	1,125,241	799,447	699,894	249,902	27,667

As of December 31, 2008:
Total estimated cash outflow	$952,575	$—	$—	$250,000	$33,346
Estimated fair value	856,355	—	—	269,598	31,555
Carrying value	951,545	—	—	249,857	33,346

Foreign Currency Risk

The Company operates in the United States and 56 other countries. In general, the Company’s products are primarily manufactured and sold within the same country. The initial funding for the foreign manufacturing operations was provided primarily through the permanent investment of equity capital from the U.S. parent company. Therefore, the Company and its subsidiaries do not have significant assets or liabilities denominated in currencies other than their functional currencies. As such, the Company does not have any significant derivatives or other financial instruments that are subject to foreign currency risk at December 31, 2009 or 2008.

In October 2007, the Company issued €750.0 million of 5.25% Euro notes due October 1, 2014. The Company has significant operations with the Euro as their functional currency. The Company believes that the Euro cash flows from these businesses will be adequate to fund the debt obligations under these notes.

ITEM 8.	Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Illinois Tool Works Inc. (the “Company” or “ITW”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). ITW’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

ITW management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ David B. Speer	/s/ Ronald D. Kropp
David B. Speer	Ronald D. Kropp
Chairman & Chief Executive Officer February 26, 2010	Senior Vice President & Chief Financial Officer February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Illinois Tool Works Inc.:

We have audited the accompanying statement of financial position of Illinois Tool Works Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, income reinvested in the business, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Tool Works Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP
Chicago, Illinois
February 26, 2010

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
	2009	2008	2007
In Thousands except for per share amounts

Operating Revenues	$13,877,068	$17,100,341	$16,110,267
Cost of revenues	9,144,852	11,186,871	10,430,965
Selling, administrative, and research and development expenses	3,037,439	3,226,199	2,903,680
Amortization of intangible assets	203,230	184,410	145,702
Impairment of goodwill and other intangible assets	105,568	1,575	2,154

Operating Income	1,385,979	2,501,286	2,627,766
Interest expense	(164,839)	(154,458)	(102,095)
Other income (expense)	(7,350)	4,710	58,269

Income from Continuing Operations Before Income Taxes	1,213,790	2,351,538	2,583,940
Income taxes	244,300	660,445	756,249

Income from Continuing Operations	969,490	1,691,093	1,827,691
Income (Loss) from Discontinued Operations	(22,481)	(172,090)	42,171

Net Income	$947,009	$1,519,003	$1,869,862

Income Per Share from Continuing Operations:
Basic	$1.94	$3.26	$3.31

Diluted	$1.93	$3.24	$3.29

Income (Loss) Per Share from Discontinued Operations:
Basic	$(0.04)	$(0.33)	$0.08

Diluted	$(0.04)	$(0.33)	$0.08

Net Income Per Share:
Basic	$1.89	$2.93	$3.39

Diluted	$1.89	$2.91	$3.36

The Notes to Financial Statements are an integral part of this statement.

Statement of Income Reinvested in the Business
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
	2009	2008	2007
In Thousands

Beginning Balance	$9,196,465	$9,879,065	$10,406,511
Net income	947,009	1,519,003	1,869,862
Cash dividends declared	(620,679)	(604,988)	(533,519)
Retirement of treasury shares	—	(1,583,827)	(1,841,230)
Cumulative effect of adopting new accounting guidance, net of tax	(1,055)	(12,788)	(22,559)

Ending Balance	$9,521,740	$9,196,465	$9,879,065

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
	2009	2008	2007
In Thousands

Net Income	$947,009	$1,519,003	$1,869,862
Other Comprehensive Income:
Foreign currency translation adjustments	716,208	(874,952)	424,037
Pension and other postretirement benefit adjustments, net of tax	(62,271)	(432,618)	180,110

Comprehensive Income	$1,600,946	$211,433	$2,474,009

The Notes to Financial Statements are an integral part of these statements.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In Thousands except shares	2009	2008

Assets

Current Assets:
Cash and equivalents	$1,318,772	$742,950
Trade receivables	2,491,492	2,571,987
Inventories	1,356,233	1,774,697
Deferred income taxes	231,858	206,496
Prepaid expenses and other current assets	276,240	375,778
Assets held for sale	—	82,071

Total current assets	5,674,595	5,753,979

Plant and Equipment:
Land	247,911	227,167
Buildings and improvements	1,589,534	1,457,732
Machinery and equipment	3,945,692	3,714,456
Equipment leased to others	182,485	164,504
Construction in progress	90,908	98,876

	6,056,530	5,662,735
Accumulated depreciation	(3,920,003)	(3,553,303)

Net plant and equipment	2,136,527	2,109,432

Investments	451,293	465,894
Goodwill	4,860,732	4,517,550
Intangible Assets	1,723,417	1,779,669
Deferred Income Taxes	673,044	75,999
Other Assets	562,376	501,028

	$16,081,984	$15,203,551

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term debt	$213,681	$2,433,973
Accounts payable	689,572	683,991
Accrued expenses	1,359,394	1,315,106
Cash dividends payable	155,724	154,726
Income taxes payable	417,267	216,751
Liabilities held for sale	—	20,546

Total current liabilities	2,835,638	4,825,093

Noncurrent Liabilities:
Long-term debt	2,914,874	1,247,883
Deferred income taxes	207,677	125,089
Other	1,305,919	1,330,395

Total noncurrent liabilities	4,428,470	2,703,367

Stockholders’ Equity:
Common stock:
Issued — 535,010,960 shares in 2009 and 531,789,730 shares in 2008	5,350	5,318
Additional paid-in-capital	270,985	105,497
Income reinvested in the business	9,521,740	9,196,465
Common stock held in treasury	(1,390,594)	(1,390,594)
Accumulated other comprehensive income	400,726	(253,211)
Noncontrolling interest	9,669	11,616

Total stockholders’ equity	8,817,876	7,675,091

	$16,081,984	$15,203,551

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
	2009	2008	2007
In Thousands

Cash Provided by (Used for) Operating Activities:
Net income	$947,009	$1,519,003	$1,869,862
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	366,127	367,615	363,701
Amortization and impairment of goodwill and other intangible assets	308,798	324,292	161,043
Change in deferred income taxes	(477,582)	(97,807)	(5,522)
Provision for uncollectible accounts	16,191	15,405	5,998
Loss on sale of plant and equipment	1,856	4,245	743
Income from investments	(4,944)	(17,017)	(47,880)
(Gain) loss on sale of operations and affiliates	34,315	43,522	(34,807)
Stock compensation expense	51,858	41,686	30,471
Other non-cash items, net	(1,548)	2,731	(3,141)
Change in assets and liabilities:
(Increase) decrease in —
Trade receivables	336,873	263,478	(56,971)
Inventories	572,679	(97,319)	(4,543)
Prepaid expenses and other assets	8,939	(76,146)	(15,676)
Increase (decrease) in —
Accounts payable	(84,526)	(191,856)	(37,823)
Accrued expenses and other liabilities	(256,171)	(21,141)	(2,301)
Income taxes receivable and payable	324,231	147,660	260,427
Other, net	2,484	(6,127)	716

Net cash provided by operating activities	2,146,589	2,222,224	2,484,297

Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(281,674)	(1,546,982)	(812,757)
Additions to plant and equipment	(247,102)	(362,312)	(353,355)
Purchases of investments	(17,586)	(19,583)	(28,734)
Proceeds from investments	20,215	26,932	91,184
Proceeds from sale of plant and equipment	28,590	23,393	21,821
Proceeds from sale of operations and affiliates	17,259	106,053	160,457
Other, net	(23,824)	9,182	(2,664)

Net cash used for investing activities	(504,122)	(1,763,317)	(924,048)

Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(619,681)	(598,690)	(502,430)
Issuance of common stock	101,733	56,189	116,665
Repurchases of common stock	—	(1,390,594)	(1,757,761)
Net proceeds (repayments) of debt with original maturities of three months or less	(1,610,262)	1,510,374	(266,968)
Proceeds from debt with original maturities of more than three months	2,159,140	118,662	1,062,108
Repayments of debt with original maturities of more than three months	(1,285,348)	(161,423)	(17,754)
Excess tax benefits from share-based compensation	4,051	4,003	16,212
Repayment of preferred stock of subsidiary	—	—	(40,000)

Net cash used for financing activities	(1,250,367)	(461,479)	(1,389,928)

Effect of Exchange Rate Changes on Cash and Equivalents	183,722	(82,002)	66,996

Cash and Equivalents:
Increase (decrease) during the year	575,822	(84,574)	237,317
Beginning of year	742,950	827,524	590,207

End of year	$1,318,772	$742,950	$827,524

Cash Paid During the Year for Interest	$153,971	$157,175	$132,757

Cash Paid During the Year for Income Taxes, Net of Refunds	$364,383	$619,885	$448,102

Liabilities Assumed from Acquisitions	$57,863	$577,035	$465,303

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

The Notes to Financial Statements furnish additional information on items in the financial statements. The notes have been arranged in the same order as the related items appear in the statements.

Illinois Tool Works Inc. (the “Company” or “ITW”) is a multinational manufacturer of a diversified range of industrial products and equipment with approximately 840 operations in 57 countries. The Company primarily serves the construction, general industrial, automotive and food institutional/restaurant markets.

Significant accounting principles and policies of the Company are in italics. Certain reclassifications of prior years’ data have been made to conform to current year reporting.

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to financial statements. Actual results could differ from those estimates. The significant estimates included in the preparation of the financial statements are related to inventories, trade receivables, plant and equipment, income taxes, goodwill and intangible assets, product liability matters, litigation, product warranties, pensions, other postretirement benefits, environmental matters and stock options.

Consolidation and Translation — The financial statements include the Company and substantially all of its majority-owned subsidiaries. All significant intercompany transactions are eliminated from the financial statements. Substantially all of the Company’s foreign subsidiaries outside North America have November 30 fiscal year-ends to facilitate inclusion of their financial statements in the December 31 consolidated financial statements.

Foreign subsidiaries’ assets and liabilities are translated to U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average rates for the period. Translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity.

Discontinued Operations — The Company periodically reviews its 840 operations for businesses which may no longer be aligned with its long-term objectives. In August 2008, the Company’s Board of Directors authorized the divestiture of the Click Commerce industrial software business which was previously reported in the All Other segment. In the second quarter of 2009, the Company completed the sale of the Click Commerce business.

In 2007, the Company divested an automotive machinery business and a consumer packaging business. In the fourth quarter of 2007, the Company classified an automotive components business and a second consumer packaging business as held for sale. The consumer packaging business was sold in 2008. The Company completed the sale of the automotive components business in the third quarter of 2009.

In May 2009, the Company’s Board of Directors rescinded a resolution from August 2008 to divest the Decorative Surfaces segment. The consolidated financial statements and related notes for all periods have been restated to present the results related to the Decorative Surfaces segment as continuing operations.

Results of the discontinued operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

In Thousands	2009	2008	2007

Operating revenues	$26,498	$117,553	$168,597

Income (loss) before taxes	$(33,678)	$(171,629)	$35,928
Income tax (expense) benefit	11,197	(461)	6,243

Income (loss) from discontinued operations	$(22,481)	$(172,090)	$42,171

In 2009, income (loss) before taxes includes losses on disposals of $27,665,000 on the Click Commerce and automotive components businesses.

Notes to Financial Statements — (Continued)

In 2008, income (loss) before taxes includes goodwill impairment charges of $132,563,000 related to the Click Commerce business and losses on anticipated sale of $64,000,000 related to the Click Commerce and the automotive components businesses. Also included are gains on disposals of $19,942,000, primarily related to the completed divestiture of a consumer packaging business.

In 2007, income (loss) before taxes includes gains on disposals of $33,168,000 related to the completed divestitures of an automotive machinery business and a consumer packaging business.

As of December 31, 2008, the assets and liabilities of the Click Commerce business and a certain automotive components business were included in assets and liabilities held for sale. The total assets and liabilities held for sale as of December 31, 2008 were as follows:

In Thousands	2008

Trade receivables	$18,122
Inventories	2,369
Net plant and equipment	11,308
Net goodwill and intangible assets	108,405
Other	5,867
Loss reserve on assets held for sale	(64,000)

Total assets held for sale	$82,071

Accounts payable	$1,119
Accrued expenses	19,427

Total liabilities held for sale	$20,546

Acquisitions — The Company accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisitions, individually and in the aggregate, did not materially affect the Company’s results of operations or financial position for all periods presented. Summarized information related to acquisitions is as follows:

In Thousands except number of acquisitions	2009	2008	2007

Number of acquisitions	20	50	52
Net cash paid during the year	$281,674	$1,546,982	$812,757

The premium over tangible net assets recorded for acquisitions based on purchase price allocations during 2009, 2008 and 2007 were as follows:

	2009		2008		2007
	Weighted-		Weighted-		Weighted-
	Average	Premium	Average	Premium	Average	Premium
In Thousands except for weighted-average lives (years)	Life	Recorded	Life	Recorded	Life	Recorded

Goodwill		$94,694		$675,356		$396,704
Amortizable intangible assets:
Customer lists and relationships	10.6	44,416	12.6	416,904	10.6	182,942
Patents and proprietary technology	12.2	33,812	12.7	111,593	8.7	64,033
Trademarks and brands	13.3	21,385	16.0	140,158	16.8	52,771
Noncompete agreements	6.8	7,021	3.2	25,637	3.9	12,362
Other	4.4	6,909	2.3	15,326	4.3	16,997

Total amortizable intangible assets	10.9	113,543	12.7	709,618	10.6	329,105
Indefinite-lived intangible assets:
Trademarks and brands		13,218		39,488		28,426

Total premium recorded		$221,455		$1,424,462		$754,235

Notes to Financial Statements — (Continued)

Of the total goodwill recorded for acquisitions, the Company expects goodwill of $71,529,000 in 2009, $83,694,000 in 2008, and $104,276,000 in 2007 will be tax deductible.

On January 1, 2009, the Company adopted new accounting guidance related to business combinations. The new accounting guidance requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. The new guidance also requires prospectively that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. Upon adoption of the new guidance, the Company recorded an after-tax charge to equity of $1,055,000.

Operating Revenues are recognized when the risks and rewards of ownership are transferred to the customer, which is generally at the time of product shipment. No single customer accounted for more than 5% of consolidated revenues in 2009, 2008 or 2007.

Research and Development Expenses are recorded as expense in the year incurred. These costs were $198,536,000 in 2009, $212,658,000 in 2008 and $197,595,000 in 2007.

Rental Expense was $175,092,000 in 2009, $161,810,000 in 2008 and $145,353,000 in 2007. Future minimum lease payments for the years ending December 31 are as follows:

In Thousands

2010	$150,881
2011	106,430
2012	75,920
2013	56,747
2014	43,864
2015 and future years	68,249

$502,091

Advertising Expenses are recorded as expense in the year incurred. These costs were $79,259,000 in 2009, $107,395,000 in 2008 and $113,026,000 in 2007.

Other Income (Expense) consisted of the following:

In Thousands	2009	2008	2007

Interest income	$17,551	$29,392	$19,975
Investment income	4,944	17,017	47,880
Losses on foreign currency transactions	(24,948)	(1,407)	(14,180)
German transfer tax settlement	—	(44,002)	—
Other, net	(4,897)	3,710	4,594

	$(7,350)	$4,710	$58,269

Notes to Financial Statements — (Continued)

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. The components of the provision for income taxes were as shown below:

In Thousands	2009	2008	2007

U.S. Federal income taxes:
Current	$229,929	$329,200	$435,013
Deferred	(13,861)	(8,866)	57,397
Benefit of net operating loss and foreign tax credits carryforwards	(86,022)	—	(2,212)

	$130,046	$320,334	$490,198

Foreign income taxes:
Current	$369,766	$285,476	$262,163
Deferred	(235,341)	6,189	(22,487)
Benefit of net operating loss carryforwards	(32,910)	(1,532)	(22,128)

	$101,515	$290,133	$217,548

State income taxes:
Current	$42,182	$78,285	$46,210
Deferred	(25,500)	(28,307)	2,293
Benefit of net operating loss carryforwards	(3,943)	—	—

	$12,739	$49,978	$48,503

	$244,300	$660,445	$756,249

Income from continuing operations before income taxes for domestic and foreign operations was as follows:

In Thousands	2009	2008	2007

Domestic	$499,654	$1,198,006	$1,646,964
Foreign	714,136	1,153,532	936,976

	$1,213,790	$2,351,538	$2,583,940

The reconciliation between the U.S. Federal statutory tax rate and the effective tax rate was as follows:

	2009	2008	2007

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. Federal tax benefit	0.8	1.6	1.5
Nondeductible goodwill impairment	2.5	—	—
Differences between U.S. Federal statutory and foreign tax rates	(3.3)	(3.2)	(1.7)
Nontaxable foreign interest income	(4.6)	(3.1)	(2.7)
Foreign tax credit related to a global legal structure reorganization	(7.0)	—	—
German tax audit settlement	(4.7)	—	—
Tax effect of foreign dividends	1.3	0.2	0.3
Tax relief for U.S. manufacturers	(0.8)	(1.0)	(0.9)
Other, net	0.9	(1.4)	(2.2)

Effective tax rate	20.1%	28.1%	29.3%

Deferred U.S. Federal income taxes and foreign withholding taxes have not been provided on the remaining undistributed earnings of certain international subsidiaries of approximately $5,700,000,000 and

Notes to Financial Statements — (Continued)

$4,500,000,000 as of December 31, 2009 and 2008, respectively, as these earnings are considered permanently invested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

The components of deferred income tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009		2008
In Thousands	Asset	Liability	Asset	Liability

Goodwill and intangible assets	$524,899	$(792,361)	$211,838	$(750,830)
Inventory reserves, capitalized tax cost and LIFO inventory	65,598	(15,745)	57,365	(16,808)
Investments	33,133	(59,324)	13,940	(118,047)
Plant and equipment	36,879	(91,672)	30,408	(91,872)
Accrued expenses and reserves	114,242	—	116,220	—
Employee benefit accruals	327,991	—	306,803	—
Foreign tax credit carryforwards	211,301	—	94,653	—
Net operating loss carryforwards	511,576	—	365,473	—
Capital loss carryforwards	31,055	—	52,626	—
Allowances for uncollectible accounts	17,992	—	18,716	—
Pension liabilities	131,647	—	148,576	—
Other	119,128	(34,388)	101,886	(33,261)

Gross deferred income tax assets (liabilities)	2,125,441	(993,490)	1,518,504	(1,010,818)
Valuation allowances	(434,726)	—	(350,280)	—

Total deferred income tax assets (liabilities)	$1,690,715	$(993,490)	$1,168,224	$(1,010,818)

Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The valuation allowances recorded at December 31, 2009 and 2008 relate primarily to certain net operating loss carryforwards and capital loss carryforwards.

Notes to Financial Statements — (Continued)

At December 31, 2009, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross Net
Operating Loss
In Thousands	Carryforwards

2010	$3,374
2011	6,484
2012	11,919
2013	14,907
2014	11,143
2015	3,308
2016	10,421
2017	5,155
2018	21,854
2019	59,891
2020	69,430
2021	73,808
2022	23,110
2023	19,626
2024	18,031
2025	8,306
2026	650
2027	2,163
2028	3,718
2029	2,096
Do not expire	1,241,324

$1,610,718

The Company has foreign tax credit carryovers of $211,301,000 as of December 31, 2009 and $94,653,000 as of December 31, 2008 that are available for use by the Company between 2010 and 2019.

The changes in the amount of unrecognized tax benefits during 2009, 2008 and 2007 were as follows:

In Thousands	2009	2008	2007

Beginning balance	$800,000	$773,000	$688,000
Additions based on tax positions related to the current year	123,000	67,000	55,000
Additions for tax positions of prior years	122,000	107,000	116,000
Reductions for tax positions of prior years	(18,000)	(66,000)	(86,000)
Settlements	(383,000)	—	(26,000)
Foreign currency translation	81,000	(81,000)	26,000

Ending balance	$725,000	$800,000	$773,000

Included in the balance at December 31, 2009, are approximately $546,000,000 of tax positions that, if recognized, would impact the Company’s effective tax rate.

The Company settled several items during 2009 related to its German and U.S. tax audits. The most significant of which related to a financing transaction, leveraged leases and mortgage-backed securities.

The Company is litigating its dispute with the Australian Tax Office over the treatment of an intercompany financing transaction between the U.S. and Australia. The Company has recorded its best estimate of the exposure for this audit; however, it is reasonably possible that the Company will resolve the Australian

Notes to Financial Statements — (Continued)

financing issue within the next 12 months and that the amount of the Company’s unrecognized tax benefits may decrease by approximately $159,000,000.

The Company files numerous consolidated and separate tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Open
Jurisdiction	Tax Years

United States — Federal	2001-2009
United Kingdom	2000-2009
Germany	2002-2009
France	2000-2009
Australia	2002-2009

The Company recognizes interest and penalties related to income tax matters in income tax expense.  The accrual for interest and penalties as of December 31, 2009 and 2008 was $45,000,000 and $7,000,000, respectively.

Income from Continuing Operations Per Share is computed by dividing income from continuing operations by the weighted-average number of shares outstanding for the period. Income from continuing operations per diluted share is computed by dividing income from continuing operations by the weighted-average number of shares assuming dilution for stock options and restricted stock. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock vested during the period. The computation of income from continuing operations per share was as follows:

In Thousands except per share amounts	2009	2008	2007

Income from continuing operations	$969,490	$1,691,093	$1,827,691

Income from continuing operations per share — Basic:
Weighted-average common shares	500,177	518,609	551,549

Income from continuing operations per share — Basic	$1.94	$3.26	$3.31

Income from continuing operations per share — Diluted:
Weighted-average common shares	500,177	518,609	551,549
Effect of dilutive stock options and restricted stock	1,744	2,604	4,481

Weighted-average common shares assuming dilution	501,921	521,213	556,030

Income from continuing operations per share — Diluted	$1.93	$3.24	$3.29

Options that were considered antidilutive were not included in the computation of diluted income from continuing operations per share. The antidilutive options outstanding as of December 31, 2009, 2008 and 2007 were 14,581,559, 11,729,898 and 3,658,862, respectively.

Cash and Equivalents included interest-bearing instruments of $791,010,000 at December 31, 2009 and $339,901,000 at December 31, 2008. Interest-bearing instruments have maturities of 90 days or less and are stated at cost, which approximates market.

Notes to Financial Statements — (Continued)

Trade Receivables were net of allowances for uncollectible accounts. The changes in the allowances for uncollectible accounts during 2009, 2008 and 2007 were as follows:

In Thousands	2009	2008	2007

Beginning balance	$(75,965)	$(74,816)	$(61,649)
Provision charged to expense	(16,191)	(15,405)	(5,998)
Write-offs, net of recoveries	25,250	11,526	10,156
Acquisitions and divestitures	(2,327)	(9,898)	(12,886)
Foreign currency translation	(8,602)	9,599	(4,929)
Transfer to assets held for sale	—	699	381
Other	(31)	2,330	109

Ending balance	$(77,866)	$(75,965)	$(74,816)

Inventories at December 31, 2009 and 2008 were as follows:

In Thousands	2009	2008

Raw material	$417,314	$612,190
Work-in-process	137,463	174,607
Finished goods	801,456	987,900

	$1,356,233	$1,774,697

Inventories are stated at the lower of cost or market and include material, labor and factory overhead. The last-in, first-out (“LIFO”) method is used to determine the cost of the inventories of approximately half of the U.S. operations. Inventories priced at LIFO were 22% and 25% of total inventories as of December 31, 2009 and 2008, respectively. The first-in, first-out (“FIFO”) method, which approximates current cost, is used for all other inventories. If the FIFO method was used for all inventories, total inventories would have been approximately $115,090,000 and $159,721,000 higher than reported at December 31, 2009 and 2008, respectively.

Prepaid Expenses and Other Current Assets as of December 31, 2009 and 2008 were as follows:

In Thousands	2009	2008

Value-added-tax receivables	$47,568	$45,598
Insurance	31,052	30,215
Vendor advances	30,712	25,485
Income tax refunds receivable	16,222	142,179
Other	150,686	132,301

	$276,240	$375,778

Plant and Equipment are stated at cost less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation was $365,372,000 in 2009, $366,711,000 in 2008 and $359,076,000 in 2007, and was reflected primarily in cost of revenues. Discontinued operations depreciation was $755,000 in 2009, $904,000 in 2008 and $4,625,000 in 2007 and was reflected in income (loss) from discontinued operations. Depreciation of plant and equipment for financial reporting purposes is computed on an accelerated basis for U.S. businesses and on a straight-line basis for a majority of the international businesses.

Notes to Financial Statements — (Continued)

The range of useful lives used to depreciate plant and equipment is as follows:

Buildings and improvements	10 — 50 years
Machinery and equipment	3 — 20 years
Equipment leased to others	Term of lease

Investments as of December 31, 2009 and 2008 consisted of the following:

In Thousands	2009	2008

Leases of equipment	$271,725	$265,278
Affordable housing limited partnerships	59,986	79,161
Venture capital limited partnership	59,046	69,053
Properties held for sale	35,908	28,876
Property developments	24,628	23,526

	$451,293	$465,894

Leases of Equipment

The components of the investment in leases of equipment at December 31, 2009 and 2008 were as shown below:

In Thousands	2009	2008

Leveraged, direct financing and sales-type leases:
Gross lease contracts receivable, net of nonrecourse debt service	$145,738	$145,842
Estimated residual value of leased assets	247,512	247,512
Unearned income	(131,385)	(139,020)

	261,865	254,334
Equipment under operating leases	9,860	10,944

	$271,725	$265,278

Deferred tax liabilities related to leveraged and direct financing leases were $54,707,000 and $110,079,000 at December 31, 2009 and 2008, respectively.

The investment in leases of equipment at December 31, 2009 and 2008 relates to the following types of equipment:

In Thousands	2009	2008

Telecommunications	$172,011	$168,252
Air traffic control	62,856	58,997
Aircraft	36,520	37,603
Manufacturing	338	426

	$271,725	$265,278

In 2003, the Company entered into a leveraged lease transaction related to air traffic control equipment in Australia with a cash investment of $48,763,000. In 2002, the Company entered into leveraged leasing transactions related to mobile telecommunications equipment with two major European telecommunications companies with a cash investment of $144,676,000. Under the terms of the telecommunications and air traffic control lease transactions, the lessees have made upfront payments to third-party financial institutions that are acting as payment undertakers. These payment undertakers are obligated to make the required scheduled payments directly to the nonrecourse debt holders and to the lessors, including the Company. In the event of default by the lessees, the Company has the right to recover its net investment from the

Notes to Financial Statements — (Continued)

payment undertakers. In addition, the lessees are required to purchase residual value insurance from a creditworthy third party at a date near the end of the lease term.

Income from leveraged, direct financing and sales-type leases was $7,636,000 for the year ended December 31, 2009. Expense from leveraged, direct financing and sales-type leases was $10,158,000 for the year ended December 31, 2008. Income from leveraged, direct financing and sales-type leases was $8,280,000 for the year ended December 31, 2007. Unearned income related to leveraged leases is recognized as lease income over the life of the lease based on the effective yield of the lease. The Company adjusts recognition of lease income on its leveraged leases when there is a change in the assumptions affecting total income or the timing of cash flows associated with the lease. The residual values of leased assets are estimated at the inception of the lease based on market appraisals and reviewed for impairment at least annually.

On January 1, 2007, the Company adopted new accounting guidance that addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. Upon adoption of this guidance, the Company recorded an after-tax charge to equity of $22,559,000, resulting from a change in the timing of expected cash flows related to income tax benefits of the Company’s leveraged lease transactions.

Other Investments

The Company has entered into several affordable housing limited partnerships primarily to receive tax benefits in the form of tax credits and tax deductions from operating losses. These affordable housing investments are accounted for using the effective yield method, in which the investment is amortized to income tax expense as the tax benefits are received. The tax credits are credited to income tax expense as they are allocated to the Company.

The Company entered into a venture capital limited partnership in 2001 that invests primarily in late-stage venture capital opportunities. The Company has a 25% limited partnership interest and accounts for this investment using the equity method, whereby the Company recognizes its proportionate share of the partnership’s income or loss. The partnership’s financial statements are prepared on a mark-to-market basis.

The Company has invested in property developments with a residential construction developer through partnerships in which the Company has a 50% interest. These partnership investments are accounted for using the equity method, whereby the Company recognizes its proportionate share of the partnerships’ income or loss.

The Company neither bears the majority of the risk of loss nor enjoys the majority of any residual returns relative to the property development investments and affordable housing investments, therefore it does not consolidate those entities. The Company’s maximum exposure to loss related to the property development investments and affordable housing investments is $32,253,000 and $59,986,000, respectively, as of December 31, 2009.

Notes to Financial Statements — (Continued)

Cash Flows

Cash flows related to investments during 2009, 2008 and 2007 were as follows:

In Thousands	2009	2008	2007

Cash used to purchase investments:
Affordable housing limited partnerships	$(15,679)	$(16,078)	$(16,789)
Property developments	(1,166)	(1,739)	(3,414)
Venture capital limited partnership	(741)	(1,566)	(8,252)
Other	—	(200)	(279)

	$(17,586)	$(19,583)	$(28,734)

Cash proceeds from investments:
Affordable housing limited partnerships	$8,025	$2,552	$—
Properties held for sale	5,207	4,933	5,149
Leases of equipment	3,985	5,746	7,085
Venture capital limited partnership	2,407	12,723	44,792
Property developments	575	972	2,506
Prepaid forward contract	—	—	31,629
Other	16	6	23

	$20,215	$26,932	$91,184

Goodwill and Intangible Assets — Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. The Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the estimated fair value of the related reporting unit or intangible asset.

On January 1, 2009, the Company adopted new accounting guidance on fair value measurements for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The new accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and provides guidance for measuring fair value and the necessary disclosures.

When performing its annual impairment assessment, the Company compares the estimated fair value of each of its 60 reporting units to its carrying value. Fair values are determined primarily by discounting estimated future cash flows based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant reporting unit. The Company also considers additional valuation techniques, such as market multiples from similar transactions and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill.

The Company’s indefinite-lived intangibles consist of trademarks and brands. The estimated fair values of these intangibles are determined based on a relief-of-royalty income approach derived from internally forecasted revenues of the related products. If the fair value of the trademark or brand is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible asset.

Notes to Financial Statements — (Continued)

Amortization and impairment of goodwill and other intangible assets for the years ended December 31, 2009, 2008 and 2007 were as follows:

In Thousands	2009	2008	2007

Goodwill:
Impairment	$90,000	$137	$988
Intangible Assets:
Amortization	203,230	184,410	145,702
Impairment	15,568	1,438	1,166

	$308,798	$185,985	$147,856

Income (loss) from discontinued operations included goodwill impairment charges of $132,563,000 in 2008 and amortization of $5,744,000 in 2008 and $13,187,000 in 2007.

In the first quarter of 2009, the Company performed its annual goodwill impairment assessment which resulted in impairment charges of $60,000,000 related to the pressure sensitive adhesives reporting unit in the Polymers & Fluids segment and $18,000,000 related to the PC board fabrication reporting unit in the Power Systems & Electronics segment.

In the third quarter of 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter. This constitutes a change in the method of applying an accounting principle that the Company believes is preferable, as it better aligns the timing of the Company’s goodwill impairment assessment with the Company’s annual business planning and forecasting process. In the third quarter of 2009, the Company performed its goodwill impairment assessment which resulted in a charge of $12,000,000 related to the truck remanufacturing and related parts and service reporting unit in the Transportation segment.

Also in 2009, intangible asset impairments of $15,568,000 were recorded to reduce to the estimated fair value the carrying value of certain trademarks, brands and patents. Approximately $5,800,000 of this total charge related to the PC board fabrication reporting unit and the remainder to various trademarks, brands and patents of other reporting units. The annual impairment testing of goodwill and intangible assets during 2008 and 2007 resulted in immaterial impairment charges for continuing operations.

The impairments during 2009 were primarily related to new reporting units which were acquired over the last few years before the recent economic downturn. These charges were driven primarily by lower current forecasts compared to the expected forecasts at the time the reporting units were acquired.

A summary of goodwill and intangible assets that were adjusted to fair value and the related impairment charges included in earnings for 2009 is as follows:

			Total
			Impairment
In Thousands	Book Value	Fair Value	Charges

Goodwill	$449,000	$359,000	$90,000
Intangible assets	98,544	82,976	15,568

Notes to Financial Statements — (Continued)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008 were as follows:

				Power
	Transpor-	Industrial	Food	Systems &	Construction	Polymers	Decorative	All
In Thousands	tation	Packaging	Equipment	Electronics	Products	& Fluids	Surfaces	Other	Total

Balance, December 31, 2007	$483,617	$711,444	$174,366	$387,923	$554,366	$542,924	$15,778	$1,516,747	$4,387,165
2008 activity:
Acquisitions & divestitures	138,162	32,699	39,693	60,399	10,332	269,596	—	202,568	753,449
Impairment charges	—	—	—	—	—	—	—	(132,700)	(132,700)
Foreign currency translation	(47,667)	(72,698)	(21,004)	(22,134)	(60,228)	(84,490)	(2,513)	(103,222)	(413,956)
Transfer to assets held for sale	—	—	—	—	—	—	—	(76,408)	(76,408)
Intersegment goodwill transfers	(23,083)	—	—	—	—	23,083	—	—	—

Balance, December 31, 2008	551,029	671,445	193,055	426,188	504,470	751,113	13,265	1,406,985	4,517,550
2009 activity:
Acquisitions & divestitures	(9,354)	16,200	6,052	(815)	3,495	(3,845)	—	69,785	81,518
Impairment charges	(12,000)	—	—	(18,000)	—	(60,000)	—	—	(90,000)
Foreign currency translation	36,067	76,518	18,794	17,775	65,941	59,426	199	76,944	351,664
Intersegment goodwill transfers	(17,089)	18,468	(3,005)	—	—	3,646	—	(2,020)	—

Balance, December 31, 2009	$548,653	$782,631	$214,896	$425,148	$573,906	$750,340	$13,464	$1,551,694	$4,860,732

As of December 31, 2009 and 2008, accumulated goodwill impairment charges from continuing operations were $127,975,000 and $37,975,000, respectively.

Intangible assets as of December 31, 2009 and 2008 were as follows:

	2009			2008
		Accumulated			Accumulated
In Thousands	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable intangible assets:
Customer lists and relationships	$1,135,601	$(302,629)	$832,972	$1,019,411	$(201,490)	$817,921
Patents and proprietary technology	447,210	(171,439)	275,771	403,058	(137,748)	265,310
Trademarks and brands	403,364	(89,251)	314,113	400,944	(60,210)	340,734
Software	186,955	(134,816)	52,139	184,688	(115,747)	68,941
Noncompete agreements	155,822	(120,011)	35,811	146,740	(100,758)	45,982
Other	95,490	(85,027)	10,463	118,036	(78,371)	39,665

Total amortizable intangible assets	2,424,442	(903,173)	1,521,269	2,272,877	(694,324)	1,578,553
Indefinite-lived intangible assets:
Trademarks and brands	202,148	—	202,148	201,116	—	201,116

Total intangible assets	$2,626,590	$(903,173)	$1,723,417	$2,473,993	$(694,324)	$1,779,669

Amortizable intangible assets are being amortized primarily on a straight-line basis over their estimated useful lives of 3 to 20 years.

The estimated amortization expense of intangible assets for the future years ending December 31 is as follows:

In Thousands

2010	$204,000
2011	190,000
2012	180,000
2013	161,000
2014	148,000

Notes to Financial Statements — (Continued)

Other Assets as of December 31, 2009 and 2008 consisted of the following:

In Thousands	2009	2008

Cash surrender value of life insurance policies	$340,294	$313,028
Customer tooling	69,964	56,331
Noncurrent receivables	40,679	40,048
Prepaid pension assets	15,907	9,909
Other	95,532	81,712

	$562,376	$501,028

Pension and Other Postretirement Benefits — The Company has both funded and unfunded defined benefit pension and other postretirement benefit plans, predominately in the U.S. covering a majority of U.S. employees.

The U.S. primary pension plan provides benefits based on years of service and final average salary. In addition to pension benefits, the Company sponsors defined contribution retirement plans covering the majority of its U.S. employees. The Company has various defined benefit pension plans in certain foreign countries, mainly the United Kingdom, Germany, Canada and Australia. The U.S. primary postretirement health care plan is contributory with the participants’ contributions adjusted annually. The U.S. primary postretirement life insurance plan is noncontributory.

Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans.

On January 1, 2008, the Company adopted new accounting guidance which required the Company to change the measurement date of its defined benefit plans to correspond with the Company’s fiscal year end. The Company previously used a September 30 measurement date. As allowed under the provisions of this new guidance, the Company elected to remeasure its plan assets and benefit obligation as of the beginning of the fiscal year. Upon adoption, the Company recorded an after-tax charge of $12,788,000 to beginning retained earnings and an after-tax gain to accumulated other comprehensive income of $3,573,000 related to the three months ended December 31, 2007.

The Company’s expense related to defined contribution plans was $66,000,000 in 2009, $66,700,000 in 2008 and $60,100,000 in 2007.

Summarized information regarding the Company’s significant defined benefit pension and other postretirement benefit plans is as follows:

				Other Postretirement
	Pension			Benefits
In Thousands	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$97,805	$110,381	$115,009	$12,567	$14,340	$14,957
Interest cost	119,855	119,436	106,670	30,506	32,615	32,133
Expected return on plan assets	(153,974)	(167,391)	(156,058)	(13,612)	(15,391)	(11,594)
Amortization of actuarial (gain) loss	8,408	2,543	20,146	40	(914)	1,989
Amortization of prior service (income) cost	(1,587)	(2,420)	(2,382)	6,423	6,261	6,261
Amortization of transition amount	163	92	15	—	—	—
Settlement/curtailment (income) loss	(11,941)	13,226	5,766	—	(1,929)	—

Net periodic benefit cost	$58,729	$75,867	$89,166	$35,924	$34,982	$43,746

Notes to Financial Statements — (Continued)

			Other Postretirement
	Pension		Benefits
In Thousands	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at January 1	$1,912,662	$2,077,660	$486,019	$514,146
Service cost	97,805	110,381	12,567	14,340
Interest cost	119,855	119,436	30,506	32,615
Plan participants’ contributions	5,497	7,307	16,262	14,945
Amendments	—	949	—	—
Actuarial loss (gain)	202,795	(123,608)	33,213	(37,259)
Acquisitions	—	20,601	—	—
Benefits paid	(199,600)	(148,868)	(48,309)	(54,947)
Medicare subsidy received	—	—	3,822	3,342
Liabilities from other immaterial plans	—	6,026	(246)	8,119
Adoption of new accounting guidance	—	(16,118)	—	(10,392)
Settlement/curtailment (gain) loss	(13,598)	12,256	—	1,110
Foreign currency translation	68,229	(153,360)	—	—

Benefit obligation at December 31	$2,193,645	$1,912,662	$533,834	$486,019

Change in plan assets:
Fair value of plan assets at January 1	$1,422,478	$2,261,930	$194,453	$194,449
Actual return on plan assets	271,520	(597,295)	38,600	(57,620)
Company contributions	217,823	41,627	58,747	78,532
Plan participants’ contributions	5,497	7,307	16,262	14,945
Acquisitions	—	19,893	—	—
Benefits paid	(199,600)	(148,868)	(48,309)	(54,947)
Assets from other immaterial plans	—	4,222	—	—
Settlement/curtailment loss	(901)	—	—	—
Adoption of new accounting guidance	—	(26,492)	—	19,094
Foreign currency translation	43,136	(139,846)	—	—

Fair value of plan assets at December 31	$1,759,953	$1,422,478	$259,753	$194,453

Funded status	$(433,692)	$(490,184)	$(274,081)	$(291,566)
Other immaterial plans	(19,121)	(17,385)	(2,744)	(4,545)

Net liability at December 31	$(452,813)	$(507,569)	$(276,825)	$(296,111)

The amounts recognized in the statement of financial position as of December 31 consist of:
Other assets	$15,907	$9,909	$—	$—
Accrued expenses	(17,802)	(18,209)	(9,025)	(10,287)
Other noncurrent liabilities	(450,918)	(499,269)	(267,800)	(285,824)

Net liability at end of year	$(452,813)	$(507,569)	$(276,825)	$(296,111)

The pre-tax amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$783,449	$706,520	$3,216	$(5,598)
Prior service cost	6,782	5,353	17,737	24,160
Net transition obligation	1,895	2,474	—	—

	$792,126	$714,347	$20,953	$18,562

Accumulated benefit obligation	$1,936,088	$1,672,185

Plans with accumulated benefit obligation in excess of plan assets as of December 31:
Projected benefit obligation	$1,572,100	$1,521,757

Accumulated benefit obligation	$1,400,491	$1,354,777

Fair value of plan assets	$1,214,826	$1,035,360

Notes to Financial Statements — (Continued)

Assumptions

The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Assumptions used to determine benefit obligations at December 31:
Discount rate	5.57%	6.59%	6.02%	5.80%	6.50%	6.50%
Rate of compensation increases	4.18	4.19	4.35	—	—	—
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.59%	6.18%	5.50%	6.50%	6.75%	5.95%
Expected return on plan assets	8.28	8.32	8.35	7.00	7.00	7.00
Rate of compensation increases	4.19	4.35	4.26	—	—	—

The expected long-term rates of return for pension and other postretirement benefit plans were developed using historical returns while factoring in current market conditions such as inflation, interest rates and equity performance.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation at December 31, 2009, 2008 and September 30, 2007 were as follows:

	2009	2008	2007

Health care cost trend rate assumed for the next year	8.21%	8.71%	10.40%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2016	2014

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
In Thousands	Point Increase	Point Decrease

Effect on total of service and interest cost components for 2009	$1,029	$(1,333)
Effect on postretirement benefit obligation at December 31, 2009	$14,870	$(16,619)

Plan Assets

The Company’s overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risk at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes, securities and investment managers with a focus on total return. The target allocations for plan assets are 55-70% equity securities, 30-45% debt securities, 0-1% real estate and 0-10% in other types of investments. The Company does not use derivatives for the purpose of speculation, leverage, circumventing investment guidelines or taking risks that are inconsistent with specified guidelines.

The assets in the Company’s postretirement health care plan are primarily invested in life insurance policies. The Company’s overall investment strategy for the assets in the postretirement health care fund is to invest in assets that provide a reasonable tax exempt rate of return while preserving capital.

Notes to Financial Statements — (Continued)

The following table presents the fair value of the Company’s pension and other postretirement benefit plan assets at December 31, 2009 by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

In Thousands	Level 1	Level 2	Level 3	Total

Pension Plan Assets:
Cash and equivalents	$65,986	$—	$—	$65,986
Equity securities:
Domestic	118,872	—	—	118,872
Foreign	149,908	—	—	149,908
Fixed income securities:
Government securities	—	105,505	1,285	106,790
Corporate debt securities	—	235,401	2,092	237,493
Mortgage-backed securities	—	26,220	3,372	29,592
Other asset-backed securities	—	3,766	4	3,770
Investment contracts with insurance companies	—	12,560	—	12,560
Commingled funds:
Mutual funds	286,315	—	—	286,315
Collective trust funds	—	673,472	—	673,472
Partnerships/private equity interests	—	—	68,847	68,847
Other	—	4,126	2,222	6,348

	$621,081	$1,061,050	$77,822	$1,759,953

Other Postretirement Benefit Plan Assets:
Cash and equivalents	$26,711	$—	$—	$26,711
Life insurance policies	—	—	233,042	233,042

	$26,711	$—	$233,042	$259,753

Cash and equivalents include cash on hand and investments with maturities of 90 days or less and are valued at cost which approximates fair value. Equity securities primarily include common and preferred equity securities covering a wide range of industries and geographies which are traded in active markets and are valued based on quoted prices. Fixed income securities primarily consist of U.S. and foreign government bills, notes and bonds, corporate debt securities, asset-backed securities, and investment contracts. The majority of the assets in this category are valued using a bid evaluation process with bid data provided by independent pricing sources. For securities where market data is not readily available, unobservable market data is used to value the security. Commingled funds include investments in public and private pooled funds. Mutual funds are traded in active markets and are valued based on quoted prices. The underlying investments include small-cap equity, international equity and long- and short-term fixed income instruments. Collective trust funds are private funds that are valued at the net asset value which is determined based on the fair value of the underlying investments. The underlying investments include both passive and actively managed U.S. and foreign large- and mid-cap equity funds and short-term investment funds. Partnerships/private equity interests are investments in partnerships where the benefit plan is a limited partner. The investments are valued by the investment managers on a periodic basis using pricing models that use market, income and cost valuation methods. Life insurance policies are used to fund other

Notes to Financial Statements — (Continued)

postretirement benefits in order to obtain favorable tax treatment. In accordance with accounting guidance related to pension and other postretirement benefit plans, the investments are valued based on the cash surrender value of the underlying policies.

The following table presents a reconciliation of Level 3 assets measured at fair value for pension and other postretirement benefit plans during the year ended December 31, 2009:

	Balance,			Purchases, Sales,	Balance,
	January 1,		Unrealized	Issuances &	December 31,
In Thousands	2009	Realized Gains	Gains/(Losses)	Settlements	2009

Government securities	$460	$—	$266	$559	$1,285
Corporate debt securities	729	—	363	1,000	2,092
Mortgage-backed securities	1,373	64	175	1,760	3,372
Other asset-backed securities	3	2	—	(1)	4
Partnerships/private equity interests	73,168	736	(11,018)	5,961	68,847
Life insurance policies	159,284	—	43,253	30,505	233,042
Other	1,426	1	1,181	(386)	2,222

	$236,443	$803	$34,220	$39,398	$310,864

Cash Flows

The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $63,100,000 to its pension plans and $37,900,000 to its other postretirement benefit plans in 2010. The Company has not yet determined the extent of voluntary contributions, if any, to be made in 2010.

The Company’s portion of the benefit payments that are expected to be paid during the years ending December 31 is as follows:

		Other
		Postretirement
In Thousands	Pension	Benefits

2010	$173,786	$37,900
2011	173,509	39,780
2012	176,865	40,942
2013	185,671	40,623
2014	189,848	41,998
Years 2015-2019	1,008,525	232,166

Short-Term Debt as of December 31, 2009 and 2008 consisted of the following:

In Thousands	2009	2008

Bank overdrafts	$36,069	$53,592
Commercial paper	135,498	1,820,423
Current maturities of long-term debt	8,120	509,923
Other borrowings	33,994	50,035

	$213,681	$2,433,973

The weighted-average interest rate on commercial paper was 0.1% at December 31, 2009 and 1.4% at December 31, 2008.

Notes to Financial Statements — (Continued)

In June 2009, the Company entered into a $2,000,000,000 line of credit agreement with a termination date of June 11, 2010 which replaced the prior line of credit. This amount, along with the revolving credit facility discussed in the Long-Term Debt note, support the issuance of commercial paper. No amount was outstanding under the facility at December 31, 2009.

The weighted-average interest rate on other borrowings was 4.1% at December 31, 2009 and 1.7% at December 31, 2008.

As of December 31, 2009, the Company had unused capacity of approximately $370,000,000 under international debt facilities.

Accrued Expenses as of December 31, 2009 and 2008 consisted of accruals for:

In Thousands	2009	2008

Compensation and employee benefits	$504,808	$464,504
Deferred revenue and customer deposits	233,281	231,960
Rebates	115,009	123,782
Warranties	63,028	65,961
Current portion of pension and other postretirement benefit obligations	26,827	28,496
Other	416,441	400,403

	$1,359,394	$1,315,106

The Company accrues for product warranties based on historical experience. The changes in accrued warranties during 2009, 2008 and 2007 were as follows:

In Thousands	2009	2008	2007

Beginning balance	$65,961	$71,210	$70,119
Charges	(44,190)	(50,657)	(51,443)
Provision charged to expense	35,596	45,276	47,636
Acquisitions and divestitures	1,711	4,430	2,848
Foreign currency translation	3,950	(4,298)	2,050

Ending balance	$63,028	$65,961	$71,210

Long-Term Debt at December 31, 2009 and 2008 consisted of the following:

In Thousands	2009	2008

5.75% notes due March 1, 2009	$—	$501,812
6.55% preferred debt securities due December 31, 2011	249,902	249,857
5.15% notes due April 1, 2014	799,447	—
5.25% Euro notes due October 1, 2014	1,125,241	951,545
6.25% notes due April 1, 2019	699,894	—
4.88% senior notes due thru December 31, 2020	27,667	33,346
Other borrowings	20,843	21,246

	2,922,994	1,757,806
Current maturities	(8,120)	(509,923)

	$2,914,874	$1,247,883

In 1999, the Company issued $500,000,000 of 5.75% redeemable notes due March 1, 2009. These notes were repaid at maturity.

Notes to Financial Statements — (Continued)

In 2002, a subsidiary of the Company issued $250,000,000 of 6.55% preferred debt securities at 99.849% of face value. The effective interest rate of the preferred debt securities is 6.7%.

In 2005, the Company issued $53,735,000 of 4.88% senior notes at 100% of face value.

In 2007, the Company, through its wholly-owned subsidiary ITW Finance Europe S.A., issued €750,000,000 of 5.25% Euro notes due October 1, 2014, at 99.874% of face value. The effective interest rate of the notes is 5.3%.

In 2009, the Company issued $800,000,000 of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700,000,000 of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value. The effective interest rates of the notes are 5.2% and 6.3%, respectively.

Other debt outstanding at December 31, 2009, bears interest at rates ranging from 0.3% to 13.5%, with maturities through the year 2029.

Based on rates for comparable instruments, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities as of December 31, 2009 and 2008 were as follows:

	2009		2008
In Thousands	Fair Value	Carrying Value	Fair Value	Carrying Value

5.75% notes due March 1, 2009	$—	$—	$503,550	$501,812
6.55% preferred debt securities due December 31, 2011	267,500	249,902	269,598	249,857
5.15% notes due April 1, 2014	870,176	799,447	—	—
5.25% Euro notes due October 1, 2014	1,192,860	1,125,241	856,355	951,545
6.25% notes due April 1, 2019	781,158	699,894	—	—
4.88% senior notes due thru December 31, 2020	28,815	27,667	31,555	33,346
Other borrowings	20,843	20,843	21,246	21,246

	$3,161,352	$2,922,994	$1,682,304	$1,757,806

In 2007, the Company entered into a $500,000,000 revolving credit facility with a termination date of June 15, 2012. No amounts were outstanding under this facility at December 31, 2009.

The Company’s debt agreements’ financial covenants limit total debt, including guarantees, to 50% of total capitalization. The Company’s total debt, including guarantees, was 29% of total capitalization as of December 31, 2009, which was in compliance with these covenants.

Scheduled maturities of long-term debt for the years ending December 31 are as follows:

In Thousands

2011	$258,475
2012	7,076
2013	6,193
2014	1,929,012
2015 and future years	714,118

$2,914,874

In connection with forming joint ventures, the Company has provided debt guarantees of $24,000,000 at December 31, 2009. The Company has recorded liabilities related to these guarantees of $17,000,000 at December 31, 2009.

Notes to Financial Statements — (Continued)

At December 31, 2009, the Company had open stand-by letters of credit of $173,000,000, substantially all of which expire in 2010.

Other Noncurrent Liabilities at December 31, 2009 and 2008 consisted of the following:

In Thousands	2009	2008

Pension benefit obligation	$450,918	$499,269
Postretirement benefit obligation	267,800	285,824
Noncurrent tax reserves	197,957	193,560
Other	389,244	351,742

	$1,305,919	$1,330,395

Commitments and Contingencies — The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, product liability (including toxic tort) and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company’s estimates of the outcomes of these matters and its experience in contesting, litigating and settling other similar matters. The Company believes resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, liquidity or future operations.

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

Preferred Stock, without par value, of which 300,000 shares are authorized, is issuable in series. The Board of Directors is authorized to fix by resolution the designation and characteristics of each series of preferred stock. The Company has no present commitment to issue its preferred stock.

Notes to Financial Statements — (Continued)

Common Stock, with a par value of $.01, Additional Paid-In-Capital and Common Stock Held in Treasury transactions during 2009, 2008 and 2007 are shown below.

			Additional
	Common Stock		Paid-In-Capital	Common Stock Held in Treasury
In Thousands except shares	Shares	Amount	Amount	Shares	Amount

Balance, December 31, 2006	630,900,742	$6,309	$1,378,587	(72,151,184)	$(3,220,538)
During 2007 —
Retirement of treasury shares	(72,151,184)	(721)	(1,378,587)	72,151,184	3,220,538
Shares issued for stock options	3,768,417	37	116,736	—	—
Shares surrendered on exercise of stock options	(1,950)	—	(108)	—	—
Shares issued for stock compensation	6,001	—	310	—	—
Stock compensation expense	—	—	30,471	—	—
Tax benefits related to stock options	—	—	16,212	—	—
Tax benefits related to defined contribution plans	—	—	9,989	—	—
Repurchases of common stock	—	—	—	(32,425,297)	(1,757,761)

Balance, December 31, 2007	562,522,026	5,625	173,610	(32,425,297)	(1,757,761)
During 2008 —
Retirement of treasury shares	(32,425,297)	(324)	(173,610)	32,425,297	1,757,761
Shares issued for stock options	1,669,780	17	54,972	—	—
Shares issued for stock compensation	23,221	—	1,201	—	—
Stock compensation expense	—	—	41,686	—	—
Tax benefits related to stock options	—	—	4,844	—	—
Tax benefits related to defined contribution plans	—	—	2,794	—	—
Repurchases of common stock	—	—	—	(32,674,759)	(1,390,594)

Balance, December 31, 2008	531,789,730	5,318	105,497	(32,674,759)	(1,390,594)
During 2009 —
Shares issued for stock options	3,204,212	32	101,581	—	—
Shares issued for stock compensation and vesting of
restricted stock	20,996	—	270	—	—
Shares surrendered on vesting of restricted stock	(3,978)	—	(150)	—	—
Stock compensation expense	—	—	51,858	—	—
Noncontrolling interest	—	—	(2,591)	—	—
Tax benefits related to stock options	—	—	11,416	—	—
Tax benefits related to defined contribution plans	—	—	3,104	—	—

Balance, December 31, 2009	535,010,960	$5,350	$270,985	(32,674,759)	$(1,390,594)

Authorized, December 31, 2009	700,000,000

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3,000,000,000 of the Company’s common stock over an open-ended period of time. Through December 31, 2009, the Company had repurchased 39,780,787 shares of its common stock for $1,778,942,000 at an average price of $44.72 per share.

On August 4, 2006, the Company’s Board of Directors authorized a stock repurchase program, which provided for the buyback of up to 35,000,000 shares. This program was completed in November 2007.

Cash Dividends declared were $1.24 per share in 2009, $1.18 per share in 2008 and $0.98 per share in 2007. Cash dividends paid were $1.24 per share in 2009, $1.15 per share in 2008 and $0.91 per share in 2007.

Accumulated Other Comprehensive Income — Comprehensive income is defined as the changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by stockholders and

Notes to Financial Statements — (Continued)

distributions to stockholders. The changes in accumulated other comprehensive income during 2009, 2008 and 2007 were as follows:

In Thousands	2009	2008	2007

Beginning balance	$(253,211)	$1,050,786	$446,639
Foreign currency translation adjustments	716,208	(874,952)	424,037
Adjustment to initially apply new accounting guidance related to defined benefit plans, net of tax of $(3,954) in 2008	—	3,573	—
Pension and other postretirement benefits actuarial gains (losses) net of tax of $23,213 in 2009, $249,724 in 2008 and $(89,207) in 2007	(71,197)	(433,430)	167,146
Amortization of unrecognized pension and other postretirement benefits costs, net of tax of $(5,089) in 2009, $(3,034) in 2008 and $(15,562) in 2007	8,357	2,532	10,467
Pension and other postretirement benefits settlements, curtailments and other, net of tax of $(225) in 2009, $1,019 in 2008 and $(3,586) in 2007	569	(1,720)	2,497

Ending balance	$400,726	$(253,211)	$1,050,786

As of December 31, 2009 and 2008, the ending balance of accumulated comprehensive income consisted of cumulative translation adjustment income of $912,425,000 and $196,217,000, respectively, and unrecognized pension and other postretirement benefits costs of $511,699,000 and $449,428,000, respectively. The estimated unrecognized benefit cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is $28,254,000 for pension and $6,485,000 for other postretirement benefits.

Noncontrolling Interest — On January 1, 2009, the Company adopted new accounting guidance on noncontrolling interests. Upon adoption, the Company reclassified noncontrolling interest from noncurrent liabilities to stockholders’ equity. The financial statements for all periods presented have been restated to reflect noncontrolling interest as a component of equity. The noncontrolling interest balance was $9,669,000 and $11,616,000 at December 31, 2009 and 2008, respectively.

Stock-Based Compensation — Stock options and restricted stock units have been issued to officers and other management employees under ITW’s 2006 Stock Incentive Plan (the “Plan”). The stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. The fair value of restricted stock units is determined by reducing the closing market price on the date of grant by the present value of projected dividends over the vesting period. Restricted stock units generally vest after a three-year period. To cover the exercise of vested options and non-restricted common stock awards, the Company generally issues new shares from its authorized but unissued share pool. At December 31, 2009, 59,671,644 shares of ITW common stock were reserved for issuance under this Plan. Option exercise prices are equal to the common stock fair market value on the date of grant. The Company records compensation expense for the fair value of stock awards over the remaining service periods of those awards.

The following summarizes the Company’s stock-based compensation expense:

In Thousands	2009	2008	2007

Pre-tax compensation expense	$51,858	$41,612	$30,438
Tax benefit	(15,565)	(12,536)	(8,674)

Total stock-based compensation recorded as expense, net of tax	$36,293	$29,076	$21,764

Notes to Financial Statements — (Continued)

The following table summarizes activity related to non-vested equity awards during 2009:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested Restricted Stock Units:
Unvested, January 1, 2009	—	$—
Granted	1,128,202	31.39
Vested	(14,898)	31.40
Cancelled	(28,927)	31.38

Unvested, December 31, 2009	1,084,377	31.39

Unvested Stock Options:
Unvested, January 1, 2009	7,316,227	$13.55
Granted	2,189,614	10.24
Vested	(2,938,557)	13.27
Cancelled	(205,185)	12.69

Unvested, December 31, 2009	6,362,099	12.57

The following table summarizes stock option activity under the Plan as of December 31, 2009, and changes during the year then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Under option, January 1, 2009	22,708,740	$41.66
Granted	2,189,614	35.12
Exercised	(3,204,212)	31.71
Cancelled or expired	(377,960)	45.55

Under option, December 31, 2009	21,316,182	42.42	5.69 years	$133,262,180

Exercisable, December 31, 2009	14,954,083	41.37	4.63 years	$106,353,785

As of February 12, 2010, the Compensation Committee of the Board of Directors approved an annual equity award consisting of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”). The form of RSU provides for full “cliff” vesting three years from the date of grant. The form of PRSU provides for full “cliff” vesting after three years if the Compensation Committee certifies that the performance goals set with respect to the PRSU are met. Upon vesting, the holder will receive one share of common stock of the Company for each vested RSU or PRSU. Stock options were granted on 2,287,974 shares at an exercise price of $43.64 per share. Additionally, 711,813 RSUs and PRSUs were issued at the grant date share price of $43.64. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the models:

	2010	2009	2008

Risk-free interest rate	0.4-3.9%	0.6-3.3%	1.9-3.9%
Weighted-average volatility	25.0%	33.0%	27.0%
Dividend yield	2.78%	2.34%	1.96%
Expected years until exercise	7.5-7.8	7.3-7.7	7.3-7.9

Notes to Financial Statements — (Continued)

Lattice-based option valuation models, such as the binomial option pricing model, incorporate ranges of assumptions for inputs. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise timing and employee termination rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The ranges presented result from separate groups of employees assumed to exhibit different behavior.

The weighted-average grant-date fair value of options granted during 2010, 2009, 2008 and 2007 was $9.59, $10.24, $13.32 and $14.37 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $38,609,000, $23,502,000, and $86,253,000, respectively. Exercise of options during the years ended December 31, 2009, 2008 and 2007, resulted in cash receipts of $101,613,000, $54,989,000 and $116,665,000, respectively.

As of December 31, 2009 there was $72,575,000 of total unrecognized compensation cost related to non-vested equity awards. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of vested equity awards during the years ended December 31, 2009, 2008 and 2007 was $39,467,000, $30,185,000 and $20,841,000, respectively.

Segment Information — The Company has approximately 840 operations in 57 countries. These 840 businesses are internally reported as 60 operating segments to senior management. The Company’s 60 operating segments have been aggregated into the following eight external reportable segments: Transportation; Industrial Packaging; Food Equipment; Power Systems & Electronics; Construction Products; Polymers & Fluids; Decorative Surfaces; and All Other.

Transportation — Transportation-related components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

Industrial Packaging — Steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

Food Equipment — Commercial food equipment and related service.

Power Systems & Electronics — Equipment and consumables associated with specialty power conversion, metallurgy and electronics.

Construction Products — Tools, fasteners and other products for construction applications.

Polymers & Fluids — Adhesives, sealants, lubrication and cutting fluids, and hygiene products.

Decorative Surfaces — Decorative surfacing materials for furniture, office and retail space, countertops, flooring and other applications.

All Other — All other operating segments.

Notes to Financial Statements — (Continued)

Segment information for 2009, 2008 and 2007 was as follows:

In Thousands	2009	2008	2007

Operating revenues:
Transportation	$2,070,938	$2,347,366	$2,214,413
Industrial Packaging	1,895,704	2,618,922	2,414,860
Food Equipment	1,859,277	2,133,186	1,930,281
Power Systems & Electronics	1,614,472	2,356,853	2,245,514
Construction Products	1,529,510	1,990,683	2,064,477
Polymers & Fluids	1,155,838	1,249,653	944,851
Decorative Surfaces	998,191	1,230,995	1,239,190
All Other	2,786,695	3,226,927	3,103,337
Intersegment revenues	(33,557)	(54,244)	(46,656)

	$13,877,068	$17,100,341	$16,110,267

Operating income:
Transportation	$153,674	$276,900	$372,567
Industrial Packaging	88,755	281,134	301,251
Food Equipment	255,094	320,867	303,349
Power Systems & Electronics	216,840	464,328	451,714
Construction Products	97,864	244,822	289,064
Polymers & Fluids	70,396	180,040	158,813
Decorative Surfaces	113,727	142,582	160,973
All Other	389,629	590,613	590,035

	$1,385,979	$2,501,286	$2,627,766

Depreciation and amortization and impairment of goodwill and intangible assets:
Transportation	$115,307	$101,303	$87,406
Industrial Packaging	69,873	67,569	64,454
Food Equipment	40,759	41,493	34,166
Power Systems & Electronics	83,305	55,584	48,604
Construction Products	65,144	80,367	79,636
Polymers & Fluids	119,264	52,348	35,914
Decorative Surfaces	33,725	15,910	26,661
All Other	147,548	138,122	130,091

	$674,925	$552,696	$506,932

Plant and equipment additions:
Transportation	$49,985	$83,100	$76,952
Industrial Packaging	26,139	34,404	60,065
Food Equipment	39,925	49,430	33,875
Power Systems & Electronics	22,833	44,372	38,185
Construction Products	24,528	35,767	40,284
Polymers & Fluids	9,474	22,258	13,696
Decorative Surfaces	12,384	18,116	19,477
All Other	61,834	74,865	70,821

	$247,102	$362,312	$353,355

Identifiable assets:
Transportation	$1,983,580	$1,924,711	$1,739,696
Industrial Packaging	1,884,152	1,849,403	1,909,460
Food Equipment	1,042,140	1,080,487	1,084,595
Power Systems & Electronics	1,260,266	1,331,356	1,279,390
Construction Products	1,440,840	1,357,493	1,584,253
Polymers & Fluids	1,772,070	1,689,404	1,125,652
Decorative Surfaces	364,991	427,172	503,295
All Other	3,534,318	3,159,314	3,214,973
Corporate	2,799,627	2,302,140	2,941,019
Assets held for sale	—	82,071	143,529

	$16,081,984	$15,203,551	$15,525,862

Notes to Financial Statements — (Continued)

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

Enterprise-wide information for 2009, 2008 and 2007 was as follows:

In Thousands	2009	2008	2007

Operating Revenues by Geographic Region:
United States	$5,901,382	$7,135,126	$7,170,218
Europe	4,574,204	5,878,241	5,312,042
Asia	1,366,737	1,645,868	1,419,878
Other North America	827,182	1,026,153	1,017,197
Australia/New Zealand	690,845	769,974	728,062
Other	516,718	644,979	462,870

	$13,877,068	$17,100,341	$16,110,267

Operating revenues by geographic region are based on the customers’ location.

The Company has thousands of product lines within its 840 businesses; therefore, providing operating revenues by product line is not practicable.

Total noncurrent assets excluding deferred tax assets and financial instruments were $9,344,000,000 and $8,960,000,000 at December 31, 2009 and 2008, respectively. Of these amounts, approximately 49% and 52% was attributed to U.S. operations for 2009 and 2008, respectively. The remaining amounts were attributed to the Company’s foreign operations, with no single country accounting for a significant portion.

QUARTERLY AND COMMON STOCK DATA (Unaudited)

Quarterly Financial Data

The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In Thousands except per share amounts	2009	2008	2009	2008	2009	2008	2009	2008

Operating revenues	$3,146,379	$4,125,810	$3,392,906	$4,555,881	$3,580,354	$4,464,621	$3,757,429	$3,954,029
Cost of revenues	2,152,827	2,692,485	2,248,253	2,941,457	2,315,175	2,936,599	2,428,597	2,616,330
Operating income	91,294	618,631	334,835	757,159	483,595	670,998	476,255	454,498
Income (loss) from continuing operations	(8,016)	395,338	178,943	528,704	302,964	464,586	495,599	302,465
Income (loss) from discontinued operations	(31,358)	(91,717)	(2,378)	(614)	(546)	(11,068)	11,801	(68,691)
Net income (loss)	(39,374)	303,621	176,565	528,090	302,418	453,518	507,400	233,774
Income (loss) per share from continuing operations:
Basic	(0.02)	0.75	0.36	1.01	0.61	0.90	0.99	0.59
Diluted	(0.02)	0.75	0.36	1.01	0.60	0.89	0.98	0.59
Net income (loss) per share:
Basic	(0.08)	0.58	0.35	1.01	0.60	0.88	1.01	0.46
Diluted	(0.08)	0.57	0.35	1.01	0.60	0.87	1.01	0.46

In the first quarter of 2009, the Company recorded pre-tax impairment charges of $90.0 million related to goodwill and other intangible assets. In the fourth quarter of 2009, the Company recorded favorable discrete tax adjustments of $163.0 million related to a German tax audit settlement and additional foreign tax credits as a result of a global legal structure reorganization.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2009. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2009 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9A(T).	Controls and Procedures

Not applicable.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions “Board of Directors and Its Committees” and “Audit Committee Report” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

This information is incorporated by reference from the information under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions “Ownership of ITW Stock,” “Certain Relationships and Related Transactions” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions “Corporate Governance Policies and Practices” and “Categorical Standards for Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meetings of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

This information is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following information is included as part of Item 8. Financial Statements and Supplementary Data:

Management Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Statement of Income
Statement of Income Reinvested in the Business
Statement of Comprehensive Income
Statement of Financial Position
Statement of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

(i)  See the Exhibit Index within this Annual Report on Form 10-K.

(ii)  Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2009, with the exception of the agreements related to the 5.15% Notes due 2014 and the 6.25% Notes due 2019 which are described as Exhibit numbers 4(a) through (d) in the Exhibit Index. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2010.

ILLINOIS TOOL WORKS INC.

By:	/s/ DAVID B. SPEER
David B. Speer
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of February 2010.

Signatures	Title

/s/ DAVID B. SPEER David B. Speer	Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ RONALD D. KROPP Ronald D. Kropp	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ RANDALL J. SCHEUNEMAN Randall J. Scheuneman	Vice President & Chief Accounting Officer (Principal Accounting Officer)

WILLIAM F. ALDINGER	Director

MARVIN D. BRAILSFORD	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Director

JAMES A. SKINNER	Director

DAVID B. SMITH	Director

HAROLD B. SMITH	Director

PAMELA B. STROBEL	Director

By /s/ DAVID B. SPEER (David B. Speer, as Attorney-in-Fact)

Original powers of attorney authorizing David B. Speer to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K
2009

Exhibit
Number		Description

3	(a)	Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
3	(b)	By-laws of Illinois Tool Works Inc., as amended, filed as Exhibit 3 to the Company’s Current Report on Form 8-K filed on February 18, 2010 (Commission File No. 1-4797) and incorporated herein by reference.
4	(a)	Indenture between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, dated as of November 1, 1986, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 15, 1999 (Commission File No. 333-70691) and incorporated herein by reference.
4	(b)	First Supplemental Indenture between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, dated as of May 1, 1990, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on January 15, 1999 (Commission File No. 333-70691) and incorporated herein by reference.
4	(c)	Officers’ Certificate dated March 26, 2009 establishing the terms, and setting forth the forms, of the 5.15% Notes due 2014 and the 6.25% Notes due 2019 filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 27, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
4	(d)	Registration Rights Agreement dated March 26, 2009, by and among the Company and HSBC Securities (USA) Inc. and Banc of America Securities LLC filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 27, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
10	(a)*	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, January 2, 2004, December 10, 2004 and December 7, 2005, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 1-4797) and incorporated herein by reference.
10	(b)*	Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 10, 2006, as amended on May 5, 2006, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
10	(c)*	Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 8, 2008, filed as Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.
10	(d)*	Second Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 13, 2009, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.
10	(e)*	Form of stock option terms filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 16, 2004 and incorporated herein by reference.
10	(f)*	Form of stock option terms filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number		Description

10	(g)*	Form of stock option terms filed as Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.
10	(h)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
10	(i)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
10	(j)*	Form of qualifying or performance restricted stock unit terms.
10	(k)*	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(l)*	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(m)*	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(n)*	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(o)*	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan as amended and restated, effective January 1, 2010, filed as exhibit 10 to the Company’s Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
10	(p)*	Illinois Tool Works Inc. Nonqualified Pension Plan, effective January 1, 2008, as amended and approved by the Board of Directors on December 22, 2008, filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.
10	(q)*	Illinois Tool Works Inc. Directors’ Deferred Fee Plan effective May 5, 2006, as amended and approved by the Board of Directors on February 9, 2007, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
10	(r)*	Amendment to the Illinois Tool Works Inc. Directors’ Deferred Fee Plan, effective February 8, 2008, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.
10	(s)*	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, as approved by the Board of Directors on December 5, 2008, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.
10	(t)*	Consulting agreement dated January 5, 2009 between Illinois Tool Works Inc. and Hugh J. Zentmyer, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number		Description

10	(u)*	Severance, Release and Proprietary Interests Protection Agreement between Russell M. Flaum and Illinois Tool Works Inc. filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 19, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
21		Subsidiaries and Affiliates of the Company.
23		Consent of Independent Registered Public Accounting Firm.
24		Powers of Attorney.
31		Rule 13a-14(a) Certifications.
32		Section 1350 Certification.
99	(a)	Description of the capital stock of Illinois Tool Works Inc.
101	**	The following financial and related information from the Illinois Tool Works Inc. Annual Report on Form 10-K for the year ended December 31, 2009 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Financial Position, (iii) Statement of Cash Flows and (iv) related Notes to Financial Statements tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.