Form 10-Q
period 2010-03-31
ILLINOIS TOOL WORKS INC
filed 2010-05-07
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [X]                        No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                        No [   ]

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

Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2010: 502,485,456.

Part I – Financial Information

Item 1 – Financial Statements
ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME
(UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended March 31
	2010	2009
Operating Revenues	$3,606,389	$3,146,379
Cost of revenues	2,320,752	2,152,827
Selling, administrative, and research and development expenses	748,604	761,691
Amortization of intangible assets	53,103	50,570
Impairment of goodwill and other intangible assets	—	89,997
Operating Income	483,930	91,294
Interest expense	(44,577)	(31,436)
Other income (expense)	5,978	(4,341)
Income from Continuing Operations Before Income Taxes	445,331	55,517
Income taxes	151,000	63,533
Income (Loss) from Continuing Operations	294,331	(8,016)
Loss from Discontinued Operations	—	(31,358)
Net Income (Loss)	$294,331	$(39,374)

Income (Loss) Per Share from Continuing Operations:
Basic	$0.59	$(0.02)
Diluted	$0.58	$(0.02)

Loss Per Share from Discontinued Operations:
Basic	$—	$(0.06)
Diluted	$—	$(0.06)

Net Income (Loss) Per Share:
Basic	$0.59	$(0.08)
Diluted	$0.58	$(0.08)

Cash Dividends:
Paid	$0.31	$0.31
Declared	$0.31	$0.31

Shares of Common Stock Outstanding During the Period:
Average	502,424	499,189
Average assuming dilution	505,014	499,189

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
(In thousands)	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and equivalents	$1,417,566	$1,318,772
Trade receivables	2,450,438	2,491,492
Inventories	1,413,084	1,356,233
Deferred income taxes	229,049	231,858
Prepaid expenses and other current assets	282,214	276,240
Total current assets	5,792,351	5,674,595

Plant and Equipment:
Land	242,856	247,911
Buildings and improvements	1,535,445	1,589,534
Machinery and equipment	3,838,970	3,945,692
Equipment leased to others	179,204	182,485
Construction in progress	82,146	90,908
Gross plant and equipment	5,878,621	6,056,530
Accumulated depreciation	(3,843,118)	(3,920,003)
Net plant and equipment	2,035,503	2,136,527

Investments	445,707	451,293
Goodwill	4,742,039	4,860,732
Intangible Assets	1,677,346	1,723,417
Deferred Income Taxes	623,196	673,044
Other Assets	550,416	562,376
	$15,866,558	$16,081,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$324,386	$213,681
Accounts payable	696,293	689,572
Accrued expenses	1,282,647	1,359,394
Cash dividends payable	155,770	155,724
Income taxes payable	381,481	417,267
Total current liabilities	2,840,577	2,835,638
Noncurrent Liabilities:
Long-term debt	2,807,180	2,914,874
Deferred income taxes	187,056	207,677
Other	1,288,772	1,305,919
Total noncurrent liabilities	4,283,008	4,428,470

Stockholders’ Equity:
Common stock	5,352	5,350
Additional paid-in-capital	288,687	270,985
Income reinvested in the business	9,660,300	9,521,740
Common stock held in treasury	(1,390,594)	(1,390,594)
Accumulated other comprehensive income	169,493	400,726
Noncontrolling interest	9,735	9,669
Total stockholders’ equity	8,742,973	8,817,876
	$15,866,558	$16,081,984

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)	Three Months Ended March 31
	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income (loss)	$294,331	$(39,374)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	83,668	81,539
Amortization and impairment of goodwill and other intangible assets	53,103	140,567
Change in deferred income taxes	2,347	(41,004)
Provision for uncollectible accounts	2,745	3,917
Loss on sale of plant and equipment	359	976
(Income) loss from investments	(3,130)	5,737
(Gain) loss on sale of operations and affiliates	(1,107)	29,851
Stock compensation expense	12,420	11,637
Other non-cash items, net	(848)	2,912
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(56,585)	340,993
Inventories	(102,657)	194,363
Prepaid expenses and other assets	(26,924)	(15,720)
Increase (decrease) in--
Accounts payable	38,015	(154,526)
Accrued expenses and other liabilities	(5,426)	(100,577)
Income taxes	(12,002)	(23,649)
Other, net	1,097	9,359
Net cash provided by operating activities	279,406	447,001
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(27,586)	(64,509)
Additions to plant and equipment	(60,722)	(63,936)
Purchases of investments	(798)	(12,354)
Proceeds from investments	6,224	1,436
Proceeds from sale of plant and equipment	4,560	5,117
Payments related to sale of operations and affiliates	(42)	(1,548)
Other, net	6,789	(489)
Net cash used for investing activities	(71,575)	(136,283)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(155,724)	(154,726)
Issuance of common stock	5,141	5,383
Net proceeds (repayments) of debt with original maturities of three months or less	111,817	(1,341,911)
Proceeds from debt with original maturities of more than three months	822	2,157,939
Repayments of debt with original maturities of more than three months	(1,179)	(619,906)
Excess tax benefits from share-based compensation	188	3
Net cash provided by (used for) financing activities	(38,935)	46,782
Effect of Exchange Rate Changes on Cash and Equivalents	(70,102)	20,649
Cash and Equivalents:
Increase during the period	98,794	378,149
Beginning of period	1,318,772	742,950
End of period	$1,417,566	$1,121,099
Cash Paid During the Period for Interest	$6,609	$24,184
Cash Paid During the Period for Income Taxes	$148,870	$74,204
Liabilities Assumed from Acquisitions	$4,022	$18,628

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1)           FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2009 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

(2)           COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) in the periods presented were:

(In thousands)	Three Months Ended March 31
	2010	2009
Net Income (Loss)	$294,331	$(39,374)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(237,270)	(122,988)
Pension and other postretirement benefit adjustments, net of tax	6,037	(20)
Comprehensive Income (Loss)	$63,098	$(162,382)

(3)           DISCONTINUED OPERATIONS

The Company periodically reviews its approximately 800 operations for businesses which may no longer be aligned with its long-term objectives. In August 2008, the Company’s Board of Directors authorized the divestiture of the Click Commerce industrial software business which was previously reported in the All Other segment. In the second quarter of 2009, the Company completed the sale of the Click Commerce business.

In 2007, the Company classified an automotive components business as held for sale which was sold in the third quarter of 2009.

Results of the discontinued operations for the first quarter of 2009 were as follows:

(In thousands)	Three Months Ended
March 31, 2009
Operating revenues	$13,627

Loss before taxes	$(33,812)
Income tax benefit	2,454
Loss from discontinued operations	$(31,358)

In the first quarter of 2009, the Company recorded a loss on the anticipated sale of the Click Commerce business of $30,000,000 to reflect the estimated selling price.

(4)           INCOME TAXES

In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were signed into law. As a result, future tax deductions for retiree prescription drug coverage will be reduced by the amount of subsidies received starting in 2013. In the first quarter of 2010, the Company recorded a discrete charge of $21,881,000 for the impact of the health care reform legislation.

In March of 2009, the Company incurred significant charges related to the impairment of goodwill and intangible assets of $89,997,000 that were mostly non-deductible and discrete tax items of $27,800,000 to record reserves on net operating loss carryforwards no longer expected to be utilized and other tax adjustments.

The components of the effective tax rate for the period ended March 31, 2010 and 2009 were as follows:

	March 31, 2010	March 31, 2009
Estimated annual effective tax rate	29.0%	28.0%
Discrete tax adjustments	4.9	50.1
Goodwill and intangible asset impairment charges	—	36.3
Effective tax rate	33.9%	114.4%

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

The Company is litigating its dispute with the Australian Tax Office over the treatment of an intercompany financing transaction between the U.S. and Australia. The Company has recorded its best estimate of the exposure for this audit; however, it is reasonably possible that the Company will resolve the Australian financing issue within the next 12 months and that the amount of the Company’s unrecognized tax benefits may decrease by approximately $159,000,000.

(5)           INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 were as follows:

(In thousands)
	March 31, 2010	December 31, 2009
Raw material	$447,172	$417,314
Work-in-process	144,866	137,463
Finished goods	821,046	801,456
	$1,413,084	$1,356,233

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

When performing its annual impairment assessment, the Company compares the estimated fair value of each of its 60 reporting units to its carrying value. Fair values are determined primarily by discounting estimated future cash flows based either on current operating cash flows or on a detailed cash flow forecast prepared by the relevant reporting unit. The Company also considers additional valuation techniques, such as market multiples from similar transactions and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill. During 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter.

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

In the first quarter of 2009, the Company performed a goodwill impairment assessment which resulted in impairment charges of $60,000,000 related to the pressure sensitive adhesives reporting unit in the Polymers & Fluids segment and $18,000,000 related to the PC board fabrication reporting unit in the Power Systems & Electronics segment.

Also in the first quarter of 2009, intangible asset impairments of $11,997,000 were recorded to reduce to the estimated fair value the carrying value of certain trademarks and brands. Approximately $5,800,000 of this total charge related to the PC board fabrication reporting unit and the remainder to various trademarks and brands of other reporting units.

The impairments during 2009 were primarily related to new reporting units which had been acquired before the recent economic downturn. These charges were driven primarily by lower current forecasts compared to the expected forecasts at the time the reporting units were acquired.

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings for the first quarter of 2009 were as follows:

(In Thousands)	Book Value	Fair Value	Total Impairment Charges
Goodwill	$353,000	$275,000	$78,000
Indefinite-lived intangible assets	94,973	82,976	11,997

(7)RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended March 31, 2010 and 2009 were as follows:

(In thousands)	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$23,491	$22,922	$3,485	$3,142
Interest cost	27,735	28,716	7,499	7,718
Expected return on plan assets	(37,590)	(37,376)	(4,546)	(3,403)
Amortization of actuarial loss	6,533	1,889	10	64
Amortization of prior service cost (income)	197	(400)	1,611	1,606
Amortization of net transition amount	8	3	—	—
Net periodic benefit cost	$20,374	$15,754	$8,059	$9,127

The Company expects to contribute $52,700,000 to its pension plans and $37,900,000 to its other postretirement plans in 2010. As of March 31, 2010, contributions of $7,000,000 to pension plans and $9,400,000 to other postretirement plans have been made.

(8)           SHORT-TERM DEBT

The Company had outstanding commercial paper of $250,493,000 at March 31, 2010 and $135,498,000 at December 31, 2009.

(9)           LONG-TERM DEBT

Based on rates for comparable instruments, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In thousands)
	March 31, 2010	December 31, 2009
Fair value	$3,084,265	$3,161,352
Carrying value	2,815,418	2,922,994

(10)           SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the first quarter of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating revenues	$3,606,389	$3,146,379
Operating income	483,930	91,294
Margin %	13.4%	2.9%

In the first quarter of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	7.5%	2.6%
Changes in variable margins and overhead costs	—	5.5
Total	7.5	8.1

Acquisitions and divestitures	2.0	(0.2)
Restructuring costs	—	0.2
Impairment of goodwill and intangibles	—	2.7
Translation	5.4	(0.3)
Other	(0.3)	—
Total	14.6%	10.5%

Operating Revenues
Revenues increased 14.6% in the first quarter of 2010 versus 2009 primarily due to higher base revenues, the favorable effect of currency translation and revenues from acquisitions. Base revenues increased 7.5% in the first quarter of 2010 versus 2009 as the Company saw improvement in macroeconomic data across many worldwide end markets. North American and international businesses increased 7.1% and 8.0%, respectively, as end markets including transportation, polymers and fluids, industrial packaging and PC board/electronics showed strength in the quarter.

Operating Income
Operating income increased $392.6 million in the first quarter of 2010 versus 2009 primarily due to the increase in base revenues, lower operating expenses and lower goodwill and intangible asset impairment charges. In the prior year first quarter, the Company recorded goodwill and intangible asset impairment charges of $90.0 million. Improvements in base variable margins and lower overhead costs increased base variable margins 5.5% in the first quarter of 2010, primarily due to the cumulative benefits of restructuring projects, favorable inventory obsolescence reserve comparisons and favorable selling price versus material cost comparisons.

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended March 31
	2010	2009
Transportation	$587,785	$433,542
Industrial Packaging	523,386	432,412
Food Equipment	429,391	431,200
Power Systems & Electronics	445,373	391,574
Construction Products	369,868	323,982
Polymers & Fluids	304,999	257,735
Decorative Surfaces	235,563	232,111
All Other	731,785	656,778
Intersegment revenues	(21,761)	(12,955)
Total operating revenues	$3,606,389	$3,146,379

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:
•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair;
•	polyester coatings and patch and repair products for the marine industry; and
•	truck remanufacturing and related parts and service.

This segment primarily serves the automotive original equipment manufacturers and tiers and automotive aftermarket markets.

The results of operations for the Transportation segment for the first quarter of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating revenues	$587,785	$433,542
Operating income (loss)	80,639	(19,030)
Margin %	13.7%	(4.4)%

In the first quarter of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	32.0%	8.8%
Changes in variable margins and overhead costs	—	7.2
Total	32.0	16.0

Acquisitions and divestitures	(0.3)	0.3
Restructuring costs	—	1.9
Impairment of goodwill and intangibles	—	0.4
Translation	4.0	(0.5)
Other	(0.1)	—
Total	35.6%	18.1%

Operating Revenues
Revenues increased 35.6% in the first quarter of 2010 versus 2009 primarily due to the increase in base revenues and the favorable effect of currency translation, partially offset by a decline in revenue for the truck remanufacturing business. North American automotive base revenues increased 22.8% in the first quarter of 2010 due to an increase in car builds of 70%. International automotive base revenues increased 65.8% due to a 38% increase in European car builds.  The automotive aftermarket businesses, which were less impacted in 2009 by the economic downturn, increased 0.6%.

Operating Income
Operating income increased $99.7 million primarily due to the significant increase in base revenues and lower operating costs. Total base margins increased 16.0% as a result of leverage from the increase in base revenues, an improved cost structure due to restructurings and business unit consolidation, and favorable inventory obsolescence reserve comparisons.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the general industrial, primary metals, food and beverage and construction markets.

The results of operations for the Industrial Packaging segment for the first quarter of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating revenues	$523,386	$432,412
Operating income (loss)	51,373	(2,610)
Margin %	9.8%	(0.6)%

In the first quarter of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	10.9%	3.4%
Changes in variable margins and overhead costs	—	7.7
Total	10.9	11.1

Acquisitions and divestitures	3.7	(0.2)
Restructuring costs	—	(0.2)
Impairment of goodwill and intangibles	—	0.1
Translation	6.5	(0.4)
Other	(0.1)	—
Total	21.0%	10.4%

Operating Revenues
Operating revenues increased 21.0% in the first quarter of 2010 versus 2009 primarily due to the increase in base revenues, the favorable impact of currency translation and revenues from acquisitions. Base revenues increased 18.0% for the North American strapping businesses largely due to an increase in steel strap volume driven by improvement in the North American metals industry. In addition, equipment revenues increased versus the first quarter of 2009. The international strapping businesses increased 7.1% primarily due to a partial recovery in the worldwide steel industry. Worldwide protective packaging increased 27.3% while worldwide stretch packaging declined 3.8%. Acquisition revenue increased primarily due to the purchase of a North American protective packaging business in the fourth quarter of 2009.

Operating Income
Operating income increased $54.0 million in the first quarter of 2010 versus 2009 primarily due the increase in base revenues and lower operating expenses. Base operating margins increased 11.1% primarily driven by restructuring benefits, reduced overhead costs, favorable inventory obsolescence reserve comparisons and leverage from the increase in base revenues.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales;
•	kitchen exhaust, ventilation and pollution control systems; and
•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the first quarter of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating revenues	$429,391	$431,200
Operating income	50,616	44,403
Margin %	11.8%	10.3%

In the first quarter of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	(5.2)%	(1.7)%
Changes in variable margins and overhead costs	—	3.3
Total	(5.2)	1.6

Restructuring costs	—	(0.1)
Translation	4.8	—
Total	(0.4)%	1.5%

Operating Revenues
Revenues decreased 0.4% in the first quarter of 2010 versus 2009 due to the decline in base business partially offset by the favorable effect of currency translation. North American base revenues declined 2.7% in the first quarter primarily due to declines in the lodging and casino markets. These declines were partially offset by strong growth in the government and school markets. Base revenues in the service portion of the business increased 1.0%. International base revenues declined 7.0% largely due to lower European equipment sales in the first quarter of 2010.

Operating Income
Operating income increased $6.2 million in the first quarter of 2010 versus 2009 primarily due to lower operating costs partially offset by the negative leverage effect of the lower revenues described above. Base margins increased 1.6% primarily due to benefits from restructuring projects, overhead cost reductions, and favorable selling price versus material cost comparisons.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:
•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging; and
•	airport ground support equipment.

This segment primarily serves the general industrial, electronics and construction markets.

The results of operations for the Power Systems & Electronics segment for the first quarter of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating revenues	$445,373	$391,574
Operating income	92,500	25,022
Margin %	20.8%	6.4%

In the first quarter of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	10.7%	3.1%
Changes in variable margins and overhead costs	—	4.7
Total	10.7	7.8

Restructuring costs	—	1.1
Impairment of goodwill and intangibles	—	5.7
Translation	3.0	(0.2)
Total	13.7%	14.4%

Operating Revenues
Revenues increased 13.7% in the first quarter of 2010 versus 2009 due to growth in base business and the favorable effect of currency translation. Base revenues for the PC board fabrication businesses increased 89.4% as demand for consumer electronics and capital equipment significantly increased. North American welding base business revenues increased 1.7% as end markets experienced modest recovery. Base business revenues for the international welding businesses declined 8.4% primarily due to softening in end markets in both Europe and Asia.

Operating Income
Operating income increased $67.5 million mainly due to favorable goodwill impairment comparisons, lower operating expenses and the growth in base business revenues described above. During the first quarter of 2009, a $23.8 million goodwill and intangible asset impairment charge was taken against the goodwill and intangibles of the PC Board fabrication reporting unit and a $0.9 million intangible asset impairment charge was recorded in the welding accessories business. In addition, base income and margins increased primarily due to the benefits of restructuring projects, favorable inventory reserve comparisons and favorable sales mix. These increases were partially offset by unfavorable selling price versus material cost comparisons.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood and metal applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, commercial construction and renovation construction markets.

The results of operations for the Construction Products segment for the first quarter of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating revenues	$369,868	$323,982
Operating income (loss)	25,383	(10,220)
Margin %	6.9%	(3.2)%

In the first quarter of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	0.5%	0.2%
Changes in variable margins and overhead costs	—	12.5
Total	0.5	12.7

Acquisitions and divestitures	0.2	(0.1)
Restructuring costs	—	(2.6)
Translation	13.4	0.1
Other	0.1	—
Total	14.2%	10.1%

Operating Revenues
Revenues increased 14.2% in the first quarter of 2010 versus 2009 primarily due to the favorable effect of currency translation and a modest increase in base revenues. Base revenues for the Asia-Pacific region increased 4.3% as market conditions in the residential market improved. Base revenues decreased 2.0% and 0.9% for the North American and European regions, respectively, primarily due to ongoing weakness in the commercial construction and renovation markets in North America and Europe. Partially offsetting the decrease, North American residential base revenues grew 7.6% in the first quarter of 2010 due to improved conditions in the U.S. housing market.

Operating Income
Operating income increased $35.6 million in the first quarter of 2010 versus 2009 primarily due to lower operating expenses, partially offset by higher restructuring expenses. Base margins increased 12.7% primarily due to favorable selling price versus material cost comparisons, favorable inventory obsolescence reserve comparisons and benefits from restructuring projects.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids and hygiene products.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids that clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure-sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the first quarter of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating revenues	$304,999	$257,735
Operating income (loss)	38,089	(48,103)
Margin %	12.5%	(18.7)%

In the first quarter of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	7.6%	4.2%
Changes in variable margins and overhead costs	—	4.4
Total	7.6	8.6

Acquisitions and divestitures	3.8	0.1
Restructuring costs	—	1.0
Impairment of goodwill and intangibles	—	21.8
Translation	6.9	(0.2)
Other	—	(0.1)
Total	18.3%	31.2%

Operating Revenues
Revenues increased 18.3% in the first quarter of 2010 versus 2009 due to an increase in base revenues, the favorable effect of currency translation and revenues from acquisitions. Acquisition revenue was primarily the result of the purchase of four Latin American adhesive businesses in 2009. Total base revenues increased 7.6% due to recovery in most end markets served by this segment, with particularly strong growth in Brazil, Russia and China. Worldwide base revenues for the fluids businesses increased 13.9% while base revenues for the polymers businesses increased 4.7%.

Operating Income
Operating income increased $86.2 million in the first quarter of 2010 versus 2009 primarily due to favorable goodwill and intangible asset impairment comparisons, the increase in base revenues described above and lower operating expenses. During the first quarter of 2009, a $60.0 million goodwill impairment charge was taken against the goodwill of the pressure sensitive adhesive reporting unit. Base margins increased 8.6% due to the positive leverage effect of the increase in base revenues, benefits of restructuring projects and favorable selling price versus material cost comparisons.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, flooring and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for furniture, office and retail space and countertops;
•	high-pressure laminate flooring; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction and residential construction markets.

The results of operations for the Decorative Surfaces segment for the first quarter of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating revenues	$235,563	$232,111
Operating income	22,362	27,984
Margin %	9.5%	12.1%

In the first quarter of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	(2.6)%	(0.8)%
Changes in variable margins and overhead costs	—	0.8
Total	(2.6)	—

Restructuring costs	—	(2.5)
Translation	4.1	(0.1)
Total	1.5%	(2.6)%

Operating Revenues
Revenues increased 1.5% primarily due to the favorable effect of currency translation partially offset by the decline in base revenues. Base revenues declined 2.6% and 2.5% for the North American laminate and international businesses, respectively, primarily due to volume declines in the commercial construction market.

Operating Income
Operating income decreased $5.6 million in the first quarter of 2010 versus 2009 primarily due to restructuring costs. Base margins were flat as the negative effect of the lower revenues described above were offset by lower overhead costs. Base margin benefits from restructuring projects were offset by unfavorable 2009 depreciation comparisons and unfavorable selling price versus material cost comparisons.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	equipment and related software for testing and measuring of material structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	swabs, wipes and mats for clean room usage;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment;
•	static and contamination control equipment; and
•	line integration, conveyor systems and line automation for the food and beverage industries.

This segment primarily serves the general industrial, food and beverage, consumer durables, electronics and food institutional/restaurants markets.

The results of operations for the All Other segment for the first quarter of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating revenues	$731,785	$656,778
Operating income	122,968	73,848
Margin %	16.8%	11.2%

In the first quarter of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	2.6%	0.9%
Changes in variable margins and overhead costs	—	4.7
Total	2.6	5.6

Acquisitions and divestitures	5.4	(0.9)
Restructuring costs	—	0.6
Impairment of goodwill and intangibles	—	0.3
Translation	3.4	(0.1)
Other	—	0.1
Total	11.4%	5.6%

Operating Revenues
Revenues increased 11.4% in the first quarter of 2010 versus 2009 due to revenues from acquisitions, the favorable effect of currency translation and an increase in base business revenues. The acquisition revenue was primarily due to the purchase of a consumer packaging business in the fourth quarter of 2009. Base revenues increased 4.2% for the consumer packaging business. The industrial plastics and metals businesses improved 12.9% due to increased demand for domestic appliances. Base business revenues declined 7.5% and 5.8% for the test and measurement and finishing businesses, respectively, due to weak capital goods spending in North America, Europe and Asia.

Operating Income
Operating income increased $49.1 million in the first quarter of 2010 versus 2009 primarily due to cost reduction initiatives, benefits of restructuring projects and the growth in base revenues. Base margins increased 5.6% as cost reductions more than offset slightly unfavorable selling price versus material cost comparisons. Acquisitions diluted total operating margins by 0.9%.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $53.1 million in the first three months of 2010 versus $50.6 million in the first three months of 2009 due to intangible amortization related to newly acquired businesses.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter.

Total goodwill and intangible asset impairment charges by segment for the quarter ended March 31, 2009 were as follows:

(In thousands)	Three Months Ended
March 31, 2009
Transportation	$2,414
Industrial Packaging	386
Food Equipment	46
Power Systems & Electronics	24,766
Polymers & Fluids	60,416
All Other	1,969
$89,997

Impairment of goodwill and other intangible assets was $90.0 million in the first three months of 2009, primarily due to goodwill impairment charges related to the pressure sensitive adhesives reporting unit of $60.0 million and the PC board fabrication reporting unit of $18.0 million.

See the Goodwill and Intangible Assets note for further details of the impairment charges.

INTEREST EXPENSE

Interest expense increased to $44.6 million in the first three months of 2010 from $31.4 million in the first three months of 2009 primarily due to interest on the 6.25% and 5.15% notes which were issued in March 2009, partially offset by lower interest related to the 5.75% notes repaid at maturity in March 2009 and lower commercial paper borrowings and rates.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $6.0 million for the first three months of 2010 versus expense of $4.3 million in 2009, primarily due to investment income in 2010 versus investment losses in 2009.

INCOME TAXES

The effective tax rate for the first three months of 2010 was 33.9% which included the discrete tax charge of $21.9 million related to the recently enacted Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act. The effective tax rate for the first three months of 2010 decreased compared to 114.4% for the first three months of 2009. The decrease in the effective tax rate resulted primarily from the impairment of non-deductible goodwill and discrete tax adjustments recorded in the first three months of 2009.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Income from continuing operations was $294.3 million ($0.58 per diluted share) in the first three months of 2010 compared to the 2009 loss from continuing operations of $8.0 million ($0.02 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2010 increased operating revenues for the first three months of 2010 by approximately $179 million and increased net income by approximately 3 cents per diluted share.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $31.4 million in the first three months of 2009 primarily due to the loss on the anticipated sale of the Click Commerce business of $30.0 million.

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

Cash Flow

The Company uses free operating cash flow to measure normal cash flow generated by operations that is available for dividends, acquisitions, share repurchases and debt repayment. The Company believes this measure is useful to investors in evaluating our financial performance and measures our ability to generate cash internally to fund Company initiatives. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the first quarter of 2010 and 2009 was as follows:

(In thousands)	Three Months Ended March 31
	2010	2009
Net cash provided by operating activities	$279,406	$447,001
Additions to plant and equipment	(60,722)	(63,936)
Free operating cash flow	$218,684	$383,065

Cash dividends paid	$(155,724)	$(154,726)
Acquisitions	(27,586)	(64,509)
Purchases of investments	(798)	(12,354)
Issuance of common stock	5,141	5,383
Net proceeds from debt	111,460	196,122
Effect of exchange rate changes on cash and equivalents	(70,102)	20,649
Other	17,719	4,519
Net increase in cash and equivalents	$98,794	$378,149

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time.  There are approximately $1.2 billion of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. The Company believes that ROIC is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and cash equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the year and at the end of each quarter. For the first quarter of 2010 and 2009, ROIC was as follows:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009

Operating income, as adjusted	$483,930	$181,291
Taxes (29.0% and 28.0%, respectively)	(140,340)	(50,761)
Operating income after taxes	$343,590	$130,530
Invested capital:
Trade receivables	$2,450,438	$2,209,690
Inventories	1,413,084	1,566,565
Net plant and equipment	2,035,503	2,068,741
Investments	445,707	458,502
Goodwill and intangible assets	6,419,385	6,118,112
Accounts payable and accrued expenses	(1,978,940)	(1,712,012)
Other, net	(328,204)	(581,454)
Total invested capital	$10,456,973	$10,128,144
Average invested capital	$10,542,316	$10,371,071
Annualized return on average invested capital	13.0%	5.0%

The ROIC increase of 8.0% in the first quarter of 2010 was the result of operating income after taxes increasing 163.2%, primarily due to an increase in base business, while average invested capital increased slightly.

In the first quarter of 2010, the Company recorded a discrete tax adjustment of $21.9 million. Since this charge was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the tax rate as reported to the tax rate used above is as follows:

(Dollars in thousands)	Operating Income	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$483,930	$445,331	$151,000	33.9%
Discrete tax adjustment	—	—	(21,881)	(4.9)%
As adjusted	$483,930	$445,331	$129,119	29.0%

In the first quarter of 2009, the Company incurred significant charges for the impairment of goodwill and intangible assets of $90.0 million that was mostly non-deductible and discrete tax adjustments of $28.0 million. Since these charges were unusual the ROIC calculation has been adjusted to exclude these items to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of operating income and the tax rate as reported to operating income and tax rate used above is as follows:

(Dollars in thousands)	Operating Income	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$91,294	$55,517	$63,533	114.4%
Goodwill and intangible asset impairments	89,997	89,997	5,058	(36.3)%
Discrete tax adjustments	—	—	(27,800)	(50.1)%
As adjusted	$181,291	$145,514	$40,791	28.0%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at March 31, 2010 and December 31, 2009 is summarized as follows:

(Dollars in thousands)
	March 31, 2010	December 31, 2009	Increase/(Decrease)
Current Assets:
Cash and equivalents	$1,417,566	$1,318,772	$98,794
Trade receivables	2,450,438	2,491,492	(41,054)
Inventories	1,413,084	1,356,233	56,851
Other	511,263	508,098	3,165
	5,792,351	5,674,595	117,756
Current Liabilities:
Short-term debt	324,386	213,681	110,705
Accounts payable and accrued expenses	1,978,940	2,048,966	(70,026)
Other	537,251	572,991	(35,740)
	2,840,577	2,835,638	4,939
Net Working Capital	$2,951,774	$2,838,957	$112,817
Current Ratio	2.04	2.00

Short-term debt increased primarily to fund dividend and tax payments and acquisitions.

Debt

Total debt at March 31, 2010 and December 31, 2009 was as follows:

(Dollars in thousands)
	March 31, 2010	December 31, 2009
Short-term debt	$324,386	$213,681
Long-term debt	2,807,180	2,914,874
Total debt	$3,131,566	$3,128,555

Total debt to total capitalization	26.4%	26.2%

The Company had outstanding commercial paper of $250.5 million at March 31, 2010 and $135.5 million at December 31, 2009.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary. The Company's targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions.

Stockholders’ Equity

The changes to stockholders’ equity during 2010 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2009	$8,817,876
Net income	294,331
Stock option and restricted stock activity	17,821
Pension and other postretirement benefit adjustments, net of tax	6,037
Noncontrolling interest	(52)
Cash dividends declared	(155,770)
Currency translation adjustments	(237,270)
Total stockholders’ equity, March 31, 2010	$8,742,973

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, statements regarding the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, expected contributions to the Company’s pension and postretirement plans, the availability of additional financing and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a downturn or further downturn in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the potential negative impact of acquisitions on the Company's profitability and return on invested capital, (4) financial market risks to the Company's obligations under its defined benefit pension plans, (5) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (6) decreases in credit availability, (7) an interruption in, or reduction in, introducing new products into the Company’s product lines, (8) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (9) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A more detailed description of these risks is set forth in the Company’s Form 10-K for 2009.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2010. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2010 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
10(a)*
Terms of Company-Wide Growth Plan grant pursuant to the Illinois Tool Works Inc. 2006 Stock Incentive Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 3, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.
101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith:  (i) Statement of Income, (ii) Statement of Financial Position, (iii) Statement of Cash Flows and (iv) related Notes to Financial Statements tagged as blocks of text.**

*Management contract or compensatory plan or arrangement.

**As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: May 6, 2010	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)