Form 10-Q
period 2010-08-06
ILLINOIS TOOL WORKS INC
filed 2010-08-06
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Large accelerated filer X                                        Accelerated filer  ___
Non-accelerated filer  ___ (Do not check if a smaller reporting company)Smaller reporting company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2010: 503,511,009.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating Revenues	$4,076,252	$3,392,906	$7,682,641	$6,539,285
Cost of revenues	2,595,954	2,248,253	4,916,706	4,401,080
Selling, administrative, and research
and development expenses	773,649	757,871	1,522,253	1,519,562
Amortization of intangible assets	53,911	51,947	107,014	102,517
Impairment of goodwill and
other intangible assets	—	—	—	89,997
Operating Income	652,738	334,835	1,136,668	426,129
Interest expense	(43,687)	(43,886)	(88,264)	(75,322)
Other income (expense)	5,741	(19,839)	11,719	(24,180)
Income from Continuing Operations
Before Income Taxes	614,792	271,110	1,060,123	326,627
Income Taxes	194,000	92,167	345,000	155,700
Income from Continuing Operations	420,792	178,943	715,123	170,927
Loss from Discontinued Operations	—	(2,378)	—	(33,736)
Net Income	$420,792	$176,565	$715,123	$137,191

Income Per Share from Continuing
Operations:
Basic	$0.84	$0.36	$1.42	$0.34
Diluted	$0.83	$0.36	$1.41	$0.34
Loss Per Share from Discontinued
Operations:
Basic	—	$(0.00)	—	$(0.07)
Diluted	—	$(0.00)	—	$(0.07)
Net Income Per Share:
Basic	$0.84	$0.35	$1.42	$0.27
Diluted	$0.83	$0.35	$1.41	$0.27
Cash Dividends:
Paid	$0.31	$0.31	$0.62	$0.62
Declared	$0.31	$0.31	$0.62	$0.62
Shares of Common Stock Outstanding
During the Period:
Average	503,265	499,389	502,847	499,290
Average assuming dilution	506,297	500,875	505,479	500,617

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In thousands)	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and equivalents	$1,265,237	$1,318,772
Trade receivables	2,582,663	2,491,492
Inventories	1,458,179	1,356,233
Deferred income taxes	217,032	231,858
Prepaid expenses and other current assets	243,359	276,240
Total current assets	5,766,470	5,674,595

Plant and Equipment:
Land	232,117	247,911
Buildings and improvements	1,486,924	1,589,534
Machinery and equipment	3,718,827	3,945,692
Equipment leased to others	176,891	182,485
Construction in progress	89,077	90,908
Gross plant and equipment	5,703,836	6,056,530
Accumulated depreciation	(3,759,958)	(3,920,003)
Net plant and equipment	1,943,878	2,136,527

Investments	445,156	451,293
Goodwill	4,672,253	4,860,732
Intangible Assets	1,712,933	1,723,417
Deferred Income Taxes	589,752	673,044
Other Assets	541,517	562,376
	$15,671,959	$16,081,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$305,917	$213,681
Accounts payable	731,714	689,572
Accrued expenses	1,273,037	1,359,394
Cash dividends payable	156,088	155,724
Income taxes payable	309,804	417,267
Total current liabilities	2,776,560	2,835,638
Noncurrent Liabilities:
Long-term debt	2,724,342	2,914,874
Deferred income taxes	179,674	207,677
Other liabilities	1,259,519	1,305,919
Total noncurrent liabilities	4,163,535	4,428,470

Stockholders’ Equity:
Common stock	5,362	5,350
Additional paid-in-capital	344,473	270,985
Income reinvested in the business	9,925,004	9,521,740
Common stock held in treasury	(1,390,594)	(1,390,594)
Accumulated other comprehensive income	(162,181)	400,726
Noncontrolling interest	9,800	9,669
Total stockholders’ equity	8,731,864	8,817,876
	$15,671,959	$16,081,984

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)	Six Months Ended June 30
	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income	$715,123	$137,191
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	167,298	182,633
Amortization and impairment of goodwill and other intangible assets	107,014	192,514
Change in deferred income taxes	(17,148)	(11,302)
Provision for uncollectible accounts	9,657	6,784
Loss on sale of plant and equipment	14	2,322
(Income) loss from investments	(10,232)	13,956
(Gain) loss on sale of operations and affiliates	(1,611)	29,773
Stock compensation expense	27,399	23,969
Other non-cash items, net	576	27
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(266,084)	322,425
Inventories	(168,522)	428,659
Prepaid expenses and other assets	(3,831)	(23,114)
Increase (decrease) in--
Accounts payable	89,895	(156,461)
Accrued expenses and other liabilities	14,694	(32,799)
Income taxes receivable and payable	(46,967)	(56,777)
Other, net	573	11,283
Net cash provided by operating activities	617,848	1,071,083
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(217,371)	(113,640)
Additions to plant and equipment	(123,385)	(121,338)
Purchases of investments	(1,257)	(523)
Proceeds from investments	9,427	4,076
Proceeds from sale of plant and equipment	8,253	14,905
Proceeds from sale of operations and affiliates	1,403	15,685
Other, net	19,902	(31,166)
Net cash used for investing activities	(303,028)	(232,001)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(311,495)	(309,507)
Issuance of common stock	42,852	15,955
Net proceeds (repayments) of debt with original maturities 3 months or less	84,234	(1,668,982)
Proceeds from debt with original maturities greater than 3 months	1,228	2,157,995
Repayments of debt with original maturities greater than 3 months	(8,777)	(1,258,619)
Excess tax benefits from share-based compensation	2,311	28
Net cash used for financing activities	(189,647)	(1,063,130)
Effect of Exchange Rate Changes on Cash and Equivalents	(178,708)	97,501
Cash and Equivalents:
Decrease during the period	(53,535)	(126,547)
Beginning of period	1,318,772	742,950
End of period	$1,265,237	$616,403
Cash Paid During the Period for Interest	$64,535	$26,565
Cash Paid During the Period for Income Taxes	$378,179	$182,850
Liabilities Assumed from Acquisitions	$106,878	$38,233

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

(2)           COMPREHENSIVE INCOME

The components of comprehensive income in the periods presented were:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$420,792	$176,565	$715,123	$137,191
Other comprehensive income:
Foreign currency translation adjustments	(337,625)	504,626	(574,895)	381,638
Pension and other postretirement benefit adjustments, net of tax	5,951	1,954	11,988	1,934
Comprehensive income	$89,118	$683,145	$152,216	$520,763

(3)           DISCONTINUED OPERATIONS

The Company periodically reviews its operations for businesses which may no longer be aligned with its long-term objectives. In August 2008, the Company’s Board of Directors authorized the divestiture of the Click Commerce industrial software business which was previously reported in the All Other segment. In the second quarter of 2009, the Company completed the sale of the Click Commerce business.

In 2007, the Company classified an automotive components business as held for sale which was sold in the third quarter of 2009.

Results of the discontinued operations for the second quarter and year-to-date periods of 2009 were as follows:

(In thousands)	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Operating revenues	$9,542	$23,169

Loss before taxes	$(1,252)	$(35,064)
Income tax (expense) benefit	(1,126)	1,328
Loss from discontinued operations	$(2,378)	$(33,736)

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

In the first half of 2009, the Company incurred significant charges related to the impairment of goodwill and intangible assets of $89,997,000 that were mostly non-deductible and discrete tax items of $43,540,000 to record reserves on net operating loss carryforwards no longer expected to be utilized and other tax adjustments.

The components of the effective tax rate for the six month periods ended June 30, 2010 and 2009 were as follows:

	June 30, 2010	June 30, 2009
Estimated annual effective tax rate	30.5%	28.1%
Discrete tax adjustments	2.0	13.4
Goodwill and intangible asset impairment charges	—	6.2
Effective tax rate	32.5%	47.7%

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

The Company is litigating its dispute with the Australian Tax Office over the treatment of an intercompany financing transaction between the U.S. and Australia. The Company has recorded its best estimate of the exposure for this audit; however, it is reasonably possible that the Company will resolve the Australian financing issue within the next 12 months and that the amount of the Company’s unrecognized tax benefits may decrease by approximately $163,000,000.

(5)           INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 were as follows:

(In thousands)
	June 30, 2010	December 31, 2009
Raw material	$477,755	$417,314
Work-in-process	141,645	137,463
Finished goods	838,779	801,456
	$1,458,179	$1,356,233

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

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings for the first quarter of 2009 were as follows:

(In thousands)	Book Value	Fair Value	Total Impairment Charges
Goodwill	$353,000	$275,000	$78,000
Indefinite-lived intangible assets	94,973	82,976	11,997

(7)           RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended June 30, 2010 and 2009 were as follows:

(In thousands)	Three Months Ended June 30				Six Months Ended June 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Components of net periodic
benefit cost:
Service cost	$23,268	$23,000	$3,485	$3,142	$46,759	$45,922	$6,970	$6,284
Interest cost	27,243	28,467	7,498	7,718	54,978	57,183	14,997	15,436
Expected return on plan assets	(37,059)	(37,554)	(4,545)	(3,403)	(74,649)	(74,930)	(9,091)	(6,806)
Amortization of actuarial loss	6,453	1,882	10	64	12,986	3,771	20	128
Amortization of prior service
cost (income)	194	(444)	1,612	1,606	391	(844)	3,223	3,212
Amortization of net transition
amount	8	3	—	—	16	6	—	—
Curtailment gain	—	(12,000)	—	—	—	(12,000)	—	—
Net periodic benefit cost	$20,107	$3,354	$8,060	$9,127	$40,481	$19,108	$16,119	$18,254

The Company expects to contribute $70,500,000 to its pension plans and $37,900,000 to its other postretirement plans in 2010. As of June 30, 2010, contributions of $35,800,000 to pension plans and $18,400,000 to other postretirement plans have been made.

(8)           SHORT-TERM DEBT

In June 2009, the Company entered into a $2,000,000,000 Line of Credit Agreement with a termination date of June 11, 2010. This line of credit was replaced on June 11, 2010 by a $1,000,000,000 Line of Credit Agreement with a termination date of June 10, 2011. No amounts were outstanding under this facility at June 30, 2010.

The Company had outstanding commercial paper of $248,491,000 at June 30, 2010 and $135,498,000 at December 31, 2009.

(9)           LONG-TERM DEBT

Based on rates for comparable instruments the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In thousands)
	June 30, 2010	December 31, 2009
Fair value	$3,071,363	$3,161,352
Carrying value	2,732,180	2,922,994

On June 11, 2010, the Company entered into a $1,000,000,000 Line of Credit Agreement with a termination date of June 11, 2013. No amounts were outstanding under this facility at June 30, 2010.

(10)           SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$4,076,252	$3,392,906	$7,682,641	$6,539,285
Operating income	652,738	334,835	1,136,668	426,129
Margin %	16.0%	9.9%	14.8%	6.5%

In the second quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30		Six Months Ended June 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	15.1%	4.1%	11.5%	3.5%
Changes in variable margins and overhead costs	—	0.6	—	2.9
Total	15.1	4.7	11.5	6.4

Acquisitions and divestitures	2.9	(0.2)	2.4	(0.1)
Restructuring costs	—	1.6	—	0.9
Impairment of goodwill and intangibles	—	—	—	1.2
Translation	2.3	—	3.8	(0.2)
Other	(0.2)	—	(0.2)	0.1
Total	20.1%	6.1%	17.5%	8.3%

Operating Revenues
Revenues increased 20.1% and 17.5% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to higher base revenues, the favorable effect of currency translation and revenues from acquisitions. Base revenues increased 15.1% and 11.5% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 as the Company saw improvement in macroeconomic data across many worldwide end markets. North American base revenues increased 15.8% and 11.7% in the second quarter and year-to-date periods, respectively, while international base revenues increased 14.2% and 11.1% in the same periods. End markets including transportation, polymers and fluids, industrial packaging and PC board/electronics showed strength in the second quarter and year-to-date periods.

Operating Income
Operating income increased $317.9 million and $710.5 million in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the increase in base revenues, lower operating expenses, lower restructuring expenses and lower year-to-date goodwill and intangible asset impairment charges. Base margins increased 4.7% and 6.4% in the second quarter and year-to-date periods of 2010, respectively, primarily due to the positive leverage effect of the increase in base revenues and the cumulative benefits of restructuring projects. Selling price versus material cost comparisons were unfavorable in the second quarter but remained favorable for the year-to-date period. In the prior year first quarter, the Company recorded goodwill and intangible asset impairment charges of $90.0 million.

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Transportation	$672,026	$501,324	$1,259,811	$934,866
Industrial Packaging	577,651	467,679	1,101,037	900,091
Food Equipment	454,472	451,353	883,863	882,553
Power Systems & Electronics	493,368	395,815	938,741	787,389
Construction Products	459,413	370,587	829,281	694,569
Polymers & Fluids	353,228	287,732	658,227	545,467
Decorative Surfaces	264,029	257,332	499,592	489,443
All Other	824,842	676,597	1,556,627	1,333,375
Intersegment revenues	(22,777)	(15,513)	(44,538)	(28,468)
Total operating revenues	$4,076,252	$3,392,906	$7,682,641	$6,539,285

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:
•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair;
•	polyester coatings and patch and repair products for the marine industry; and
•	truck remanufacturing and related parts and service.

This segment primarily serves the automotive original equipment manufacturers and tiers and automotive aftermarket markets.

The results of operations for the Transportation segment for the second quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$672,026	$501,324	$1,259,811	$934,866
Operating income	108,801	21,384	189,440	2,354
Margin %	16.2%	4.3%	15.0%	0.3%

In the second quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30		Six Months Ended June 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	29.3%	6.9%	30.5%	7.8%
Changes in variable margins and overhead costs	—	3.2	—	5.0
Total	29.3	10.1	30.5	12.8

Acquisitions and divestitures	3.1	0.2	1.5	0.3
Restructuring costs	—	1.9	—	1.9
Impairment of goodwill and intangibles	—	—	—	0.2
Translation	1.6	(0.2)	2.7	(0.4)
Other	0.1	(0.1)	0.1	(0.1)
Total	34.1%	11.9%	34.8%	14.7%

Operating Revenues
Revenues increased 34.1% and 34.8% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the increase in base revenues, revenues from acquisitions and the favorable effect of currency translation, partially offset by a decline in revenue for the truck remanufacturing business. The increase in acquisition revenue is primarily due to the purchase of a North American automotive aftermarket business in the second quarter of 2010.  North American automotive base revenues increased 38.2% and 30.4% in the second quarter and year-to-date periods, respectively, due to a year-to-date increase in car builds of 72%. International automotive base revenues increased 30.6% and 44.6% in the second quarter and year-to-date periods, respectively, due to a year-to-date increase in European car builds of 29%. The automotive aftermarket businesses, which were less impacted in 2009 by the economic downturn, increased 4.2% and 2.5% in the same periods, respectively.

Operating Income
Operating income increased $87.4 million and $187.1 million in the second quarter and year-to-date periods of 2010, respectively, versus 2009, primarily due to the increase in base revenues and lower operating costs. Total base margins increased 10.1% and 12.8% for the second quarter and year-to-date periods, respectively, as a result of leverage from the increase in base revenues and an improved cost structure due to business unit consolidations and restructurings. In addition, favorable inventory obsolescence expense comparisons in the year-to-date period improved margins. In the second quarter of 2010, unfavorable selling price versus material cost comparisons were more than offset by productivity gains.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the general industrial, primary metals, food and beverage and construction markets.

The results of operations for the Industrial Packaging segment for the second quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$577,651	$467,679	$1,101,037	$900,091
Operating income	61,035	16,273	112,408	13,663
Margin %	10.6%	3.5%	10.2%	1.5%

In the second quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30		Six Months Ended June 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	17.7%	5.3%	14.4%	4.4%
Changes in variable margins and overhead costs	—	0.5	—	3.9
Total	17.7	5.8	14.4	8.3

Acquisitions	2.5	(0.1)	3.1	(0.1)
Restructuring costs	—	1.6	—	0.8
Translation	3.2	(0.2)	4.8	(0.3)
Other	0.1	—	—	—
Total	23.5%	7.1%	22.3%	8.7%

Operating Revenues
Operating revenues increased 23.5% and 22.3% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the increase in base revenues, the favorable impact of currency translation and revenues from acquisitions. Base revenues increased 28.7% and 23.3% for the North American strapping businesses in the second quarter and year-to-date periods, respectively, largely due to an increase in steel and plastic strap volume driven by increased demand in key industries such as automotive, construction and appliance. In addition, equipment revenues increased versus the second quarter and year-to-date periods of 2009. The international strapping businesses increased 15.1% and 11.3% in the second quarter and year-to-date periods, respectively, primarily due to a partial recovery in the worldwide steel industry, particularly in the European, Brazilian, Indian and Australasian regions. Worldwide protective packaging increased 13.0% and 19.5% in the second quarter and year-to-date periods, respectively, while worldwide stretch packaging increased 10.3% and 3.9% in the same periods. Acquisition revenue increased primarily due to the purchase of a North American protective packaging business in the fourth quarter of 2009.

Operating Income
Operating income increased $44.8 million and $98.7 million in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the increase in base revenues and lower operating expenses. Base operating margins increased 5.8% and 8.3% in the second quarter and year-to-date periods of 2010, respectively, primarily driven by leverage from the increase in base revenues, restructuring benefits and favorable year-to-date inventory obsolescence expense comparisons, partially offset by unfavorable year-to-date selling price versus material cost comparisons.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales;
•	kitchen exhaust, ventilation and pollution control systems; and
•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$454,472	$451,353	$883,863	$882,553
Operating income	60,850	58,428	111,466	102,831
Margin %	13.4%	12.9%	12.6%	11.7%

In the second quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30		Six Months Ended June 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	(0.2)%	(0.1)%	(2.6)%	(0.8)%
Changes in variable margins and overhead costs	—	(2.4)	—	0.3
Total	(0.2)	(2.5)	(2.6)	(0.5)

Restructuring costs	—	2.6	—	1.3
Translation	0.9	0.3	2.8	0.1
Other	—	0.1	(0.1)	—
Total	0.7%	0.5%	0.1%	0.9%

Operating Revenues
Revenues increased 0.7% and 0.1% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the favorable effect of currency translation partially offset by the decline in base business. North American base revenues declined 3.7% and 3.2% in the second quarter and year-to-date periods, respectively, primarily due to declines in the lodging and casino markets partially offset by strong growth in the government and school markets. Base revenues in the service portion of the business increased 2.8% and 1.9% in the second quarter and year-to-date periods, respectively. International base revenues increased 3.3% in the second quarter while declining 1.8% for the year-to date period largely due to strong Asian revenue offset in the year-to-date period by lower European equipment sales in 2010 versus 2009.

Operating Income
Operating income increased $2.4 million and $8.6 million in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to lower restructuring expenses and the favorable effect of currency translation partially offset by the negative leverage effect of the lower revenues described above. Total operating margins increased 0.5% and 0.9% in the second quarter and year-to-date periods, respectively, primarily due to lower restructuring expenses partially offset by lower base business operating margins.

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

The results of operations for the Power Systems & Electronics segment for the second quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$493,368	$395,815	$938,741	$787,389
Operating income	107,481	61,167	199,981	86,189
Margin %	21.8%	15.5%	21.3%	10.9%

In the second quarter and year-to-date periods of 2010, the changes in operating revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30		Six Months Ended June 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	22.6%	4.6%	16.7%	4.1%
Changes in variable margins and overhead costs	—	0.8	—	2.7
Total	22.6	5.4	16.7	6.8

Acquisitions	0.1	—	0.1	—
Restructuring costs	—	1.2	—	1.2
Impairment of goodwill and intangibles	—	—	—	2.7
Translation	1.9	(0.2)	2.5	(0.2)
Other	—	(0.1)	(0.1)	(0.1)
Total	24.6%	6.3%	19.2%	10.4%

Operating Revenues
Revenues increased 24.6% and 19.2% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to growth in base business and the favorable effect of currency translation. Base revenues for the PC board fabrication businesses increased 89.8% and 89.6% in the second quarter and year-to-date periods, respectively, as demand for consumer electronics and capital equipment increased significantly. North American welding base business revenues increased 20.6% and 10.7% in the second quarter and year-to-date periods, respectively, as end markets experienced improved recovery. Base business revenues for the international welding businesses declined 0.1% and 4.1% in the same periods primarily due to softening in end markets in both Europe and Asia.

Operating Income
Operating income increased $46.3 million and $113.8 million, in the second quarter and year-to-date periods of 2010, respectively, versus 2009 mainly due to the favorable leverage effect of the growth in base revenues, lower restructuring expenses, lower operating expenses, and favorable year-to-date goodwill impairment comparisons. During the first quarter of 2009, a $23.8 million goodwill and intangible asset impairment charge was recorded in the PC Board fabrication business. In addition, base income and margins increased primarily due to the cumulative benefits of restructuring projects, favorable year-to-date inventory obsolescence expense comparisons and favorable sales mix. These increases were partially offset by unfavorable selling price versus material cost comparisons.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood and metal applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, commercial construction and renovation construction markets.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$459,413	$370,587	$829,281	$694,569
Operating income	67,743	21,738	93,126	11,518
Margin %	14.7%	5.9%	11.2%	1.7%

In the second quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30		Six Months Ended June 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	12.9%	4.0%	7.1%	2.5%
Changes in variable margins and overhead costs	—	4.5	—	8.1
Total	12.9	8.5	7.1	10.6

Acquisitions	3.3	(0.3)	1.9	(0.1)
Restructuring costs	—	0.5	—	(0.9)
Translation	7.8	0.2	10.4	—
Other	—	(0.1)	—	(0.1)
Total	24.0%	8.8%	19.4%	9.5%

Operating Revenues
Revenues increased 24.0% and 19.4% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to an increase in base revenues, the favorable effect of currency translation and revenues from acquisitions. Base revenues for the Asia-Pacific region increased 6.3% and 5.3% in the second quarter and year-to-date periods, respectively, as market conditions in the residential market improved. North American base revenues increased 17.2% and 8.1% in the second quarter and year-to-date periods, respectively, primarily due to slightly better year-over-year housing starts, modest inventory restocking, and a one-time licensing agreement settlement in the second quarter of 2010 in the commercial construction business. European base revenues increased 11.6% and 5.8% in the second quarter and year-to-date periods, respectively, primarily due to improved market conditions.

Operating Income
Operating income increased $46.0 million and $81.6 million in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to positive leverage from the increase in base revenues described above, lower operating expenses and the favorable effect of currency translation, partially offset by higher year-to-date restructuring expenses. Base margins increased 8.5% and 10.6% in the second quarter and year-to-date periods, primarily due to favorable selling price versus material cost comparisons, favorable year-to-date inventory obsolescence expense comparisons, benefits from restructuring projects, and a favorable one-time licensing agreement settlement in the second quarter of 2010 in the commercial construction business.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and hygiene products.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure-sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$353,228	$287,732	$658,227	$545,467
Operating income (loss)	57,819	31,128	95,908	(16,975)
Margin %	16.4%	10.8%	14.6%	(3.1)%

In the second quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30		Six Months Ended June 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	15.6%	4.2%	11.8%	4.7%
Changes in variable margins and overhead costs	—	—	—	2.0
Total	15.6	4.2	11.8	6.7

Acquisitions	4.4	(0.2)	4.1	(0.1)
Restructuring costs	—	1.5	—	1.3
Impairment of goodwill and intangibles	—	—	—	9.9
Translation	2.7	—	4.7	(0.1)
Other	0.1	0.1	0.1	—
Total	22.8%	5.6%	20.7%	17.7%

Operating Revenues
Revenues increased 22.8% and 20.7% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to an increase in base revenues, the favorable effect of currency translation and revenues from acquisitions. Acquisition revenue was primarily the result of the purchase of four Latin American adhesive businesses in 2009. Total base revenues increased 15.6% and 11.8% in the second quarter and year-to-date periods, respectively, due to recovery in most end markets served by this segment, with particularly strong growth in Brazil, Russia and China. Worldwide base revenues for the fluids businesses increased 10.8% and 12.3% in the second quarter and year-to-date periods, respectively, while base revenues for the polymers businesses increased 16.1% and 10.6% in the same periods.

Operating Income
Operating income increased $26.7 million and $112.9 million in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to favorable goodwill and intangible asset impairment comparisons, the increase in base revenues described above, and lower operating expenses. During the first quarter of 2009, a $60.0 million goodwill impairment charge was taken against the goodwill of the pressure sensitive adhesive business. Base margins increased 4.2% and 6.7% in the second quarter and year-to-date periods, respectively, due to the positive leverage effect of the increase in base revenues, benefits of restructuring projects and favorable year-to-date selling price versus material cost comparisons.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, flooring, and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for furniture, office and retail space and countertops;
•	high-pressure laminate flooring; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction and residential construction markets.

The results of operations for the Decorative Surfaces segment for the second quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$264,029	$257,332	$499,592	$489,443
Operating income	31,921	34,041	54,283	62,025
Margin %	12.1%	13.2%	10.9%	12.7%

In the second quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30		Six Months Ended June 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	1.5%	0.4%	(0.4)%	(0.1)%
Changes in variable margins and overhead costs	—	(2.4)	—	(0.9)
Total	1.5	(2.0)	(0.4)	(1.0)

Restructuring costs	—	0.7	—	(0.8)
Translation	1.1	0.2	2.5	—
Total	2.6%	(1.1)%	2.1%	(1.8)%

Operating Revenues
Revenues increased 2.6% and 2.1% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the favorable year-to-date effect of currency translation and a modest second quarter increase in base revenue. Base revenues increased 4.1% and 0.8% for the North American laminate businesses in the second quarter and year-to-date periods, respectively, primarily due to improvement in the office equipment end market. International base revenues declined 0.5% and 1.5% in the second quarter and year-to-date periods, respectively, primarily due to weakening in the French and U.K. markets partially offset by improvements in Asian markets.

Operating Income
Operating income decreased $2.1 million and $7.7 million in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to higher operating costs and increased year-to-date restructuring costs. Base margins declined 2.0% and 1.0% in the second quarter and year-to-date periods, respectively, primarily due to a second quarter fixed asset impairment, year-to-date unfavorable depreciation comparisons and unfavorable selling price versus material cost comparisons partially offset by cumulative benefits from restructuring projects.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	equipment and related software for testing and measuring of materials and structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	swabs, wipes and mats for clean room usage;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment;
•	static and contamination control equipment; and
•	line integration, conveyor systems and line automation for the food and beverage industries.

This segment primarily serves the general industrial, food and beverage, consumer durables, electronics and food institutional/restaurants markets.

The results of operations for the All Other segment for the second quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$824,842	$676,597	$1,556,627	$1,333,375
Operating income	157,088	90,676	280,056	164,524
Margin %	19.0%	13.4%	18.0%	12.3%

In the second quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30		Six Months Ended June 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	14.2%	4.1%	8.5%	2.7%
Changes in variable margins and overhead costs	—	0.5	—	2.5
Total	14.2	4.6	8.5	5.2

Acquisitions	7.0	(0.7)	6.2	(0.8)
Restructuring costs	—	1.8	—	1.3
Impairment of goodwill and intangibles	—	—	—	0.1
Translation	0.6	—	2.0	(0.1)
Other	0.1	(0.1)	—	—
Total	21.9%	5.6%	16.7%	5.7%

Operating Revenues
Revenues increased 21.9% and 16.7% in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to an increase in base business revenues, revenues from acquisitions and the favorable effect of currency translation. The acquisition revenue is primarily due to the purchase of a consumer packaging business in the fourth quarter of 2009. Base revenues increased 7.6% and 6.0% in the second quarter and year-to-date periods, respectively, for the consumer packaging business. Base revenues in the industrial plastics and metals businesses improved 21.6% and 17.4% in the second quarter and year-to-date periods, respectively, due to increased demand for domestic appliances. Base business revenues increased 10.4% and 1.4% in the second quarter and year-to-date periods, respectively, for the test and measurement businesses and 25.6% and 9.0%, respectively, for the finishing businesses due to increased demand for capital equipment.

Operating Income
Operating income increased $66.4 million and $115.5 million in the second quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to growth in base revenues, cost reduction initiatives, benefits of restructuring projects and income from acquisitions. Base margins increased 4.6% and 5.2% in the second quarter and year-to-date periods, respectively, as cost reductions more than offset unfavorable selling price versus material cost comparisons. Acquisitions diluted total operating margins by 0.7% and 0.8% in the second quarter and year-to-date periods, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $107.0 million in the first six months of 2010 versus $102.5 million in the first six months of 2009, due to intangible amortization related to newly acquired businesses.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter.

Total goodwill and intangible asset impairment charges by segment for the six months ended June 30, 2009 were as follows:

(In thousands)	Six Months Ended
June 30, 2009
Transportation	$2,414
Industrial Packaging	386
Food Equipment	46
Power Systems & Electronics	24,766
Polymers & Fluids	60,416
All Other	1,969
$89,997

Impairment of goodwill and other intangible assets was $90.0 million in the first six months of 2009, primarily due to goodwill impairment charges in the first quarter of 2009 related to the pressure sensitive adhesives reporting unit of $60.0 million and the PC board fabrication reporting unit of $18.0 million.

See the Goodwill and Intangible Assets note for further details of the impairment charges.

INTEREST EXPENSE

Interest expense increased to $88.3 million in the first six months of 2010 from $75.3 million in the first six months of 2009 primarily due to interest on the 6.25% and 5.15% notes issued in March 2009, partially offset by lower interest related to the 5.75% notes repaid at maturity in March 2009 and lower commercial paper borrowings and rates.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $11.7 million for the first six months of 2010 versus expense of $24.2 million in 2009, primarily due to gains on investments in 2010 versus losses in 2009 and lower currency translation losses in 2010 versus 2009.

INCOME TAXES

The effective tax rate for the first six months of 2010 was 32.5% which included the discrete tax charge of $21.9 million in the first quarter of 2010 related to the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act. The effective tax rate for the first six months of 2010 decreased compared to 47.7% for the first six months of 2009. The decrease in the effective tax rate resulted primarily from the impairment of non-deductible goodwill and discrete tax adjustments recorded in the first quarter of 2009.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations was $715.1 million ($1.41 per diluted share) in the first six months of 2010 compared to the 2009 income from continuing operations of $170.9 million ($0.34 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2010 increased operating revenues for the first six months of 2010 by approximately $277 million and increased net income by approximately 6 cents per diluted share.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $33.7 million in the first six months of 2009 primarily due to the loss on sale of the Click Commerce industrial software business of $29.8 million.

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

Summarized cash flow information for the second quarter of 2010 and 2009 was as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net cash provided by operating activities	$338,442	$624,082	$617,848	$1,071,083
Additions to plant and equipment	(62,663)	(57,402)	(123,385)	(121,338)
Free operating cash flow	$275,779	$566,680	$494,463	$949,745

Cash dividends paid	$(155,771)	$(154,781)	$(311,495)	$(309,507)
Acquisitions	(189,785)	(49,131)	(217,371)	(113,640)
Proceeds from sale of operations and affiliates	1,445	17,233	1,403	15,685
Issuance of common stock	37,711	10,572	42,852	15,955
Net proceeds (repayments) of debt	(34,775)	(965,728)	76,685	(769,606)
Effect of exchange rates on cash & equivalents	(108,606)	76,852	(178,708)	97,501
Other	21,673	(6,393)	38,636	(12,680)
Net decrease in cash and equivalents	$(152,329)	$(504,696)	$(53,535)	$(126,547)

On August 20, 2007 the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. There are approximately $1.2 billion of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. The Company believes that ROIC is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and cash equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the year and at the end of each quarter. For the second quarter and year-to-date periods of 2010 and 2009, ROIC was as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Operating income as adjusted	$652,738	$334,835	$1,136,668	$516,126
Taxes (31.6%, 34.0%, 30.5% and 31.9%, respectively)	(206,265)	(113,844)	(346,684)	(164,644)
Operating income after taxes	$446,473	$220,991	$789,984	$351,482
Invested capital:
Trade receivables	$2,582,663	$2,393,176	$2,582,663	$2,393,176
Inventories	1,458,179	1,438,637	1,458,179	1,438,637
Net plant and equipment	1,943,878	2,137,982	1,943,878	2,137,982
Investments	445,156	450,889	445,156	450,889
Goodwill and intangible assets	6,385,186	6,373,778	6,385,186	6,373,778
Accounts payable and accrued expenses	(2,004,751)	(1,901,116)	(2,004,751)	(1,901,116)
Other, net	(313,425)	(547,302)	(313,425)	(547,302)
Total invested capital	$10,496,886	$10,346,044	$10,496,886	$10,346,044
Average invested capital	$10,476,930	$10,237,095	$10,527,172	$10,362,729
Annualized return on average invested capital	17.0%	8.6%	15.0%	6.8%

The ROIC increase of 8.4% in the second quarter of 2010 was the result of after-tax operating income increasing 102.0%, primarily due to an increase in base business, while average invested capital increased slightly.

The ROIC increase of 8.2% for year-to-date 2010 was the result of after-tax operating income increasing 124.8%, primarily due to an increase in base business, while average invested capital increased slightly.

In the first quarter of 2010, the Company recorded a discrete tax charge of $21.9 million. Since the charge was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on invested capital for the periods presented. A reconciliation of the tax rate as reported to the tax rate used above is as follows:

(Dollars in thousands)	Operating Income	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$1,136,668	$1,060,123	$345,000	32.5%
Discrete tax adjustments	—	—	(21,881)	(2.0)%
As adjusted	$1,136,668	$1,060,123	$323,119	30.5%

In the first quarter of 2009, the Company incurred significant charges for the impairment of goodwill and intangible assets of $90.0 million that was mostly non-deductible and discrete tax items of $27.8 million. Since these charges were unusual, the ROIC calculation has been adjusted to exclude these items to improve comparability and better reflect the return on invested capital for the 2009 year-to-date period presented above. A reconciliation of 2009 year-to-date operating income and the tax rate as reported to operating income after taxes and tax rate used above is as follows:

(Dollars in thousands)	Operating Income	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$426,129	$326,627	$155,700	47.7%
Goodwill and intangible asset impairments	89,997	89,997	5,058	(7.3)%
Discrete tax adjustments	—	—	(27,800)	(8.5)%
As adjusted	$516,126	$416,624	$132,958	31.9%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at June 30, 2010 and December 31, 2009 is summarized as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009	Increase/(Decrease)
Current assets:
Cash and equivalents	$1,265,237	$1,318,772	$(53,535)
Trade receivables	2,582,663	2,491,492	91,171
Inventories	1,458,179	1,356,233	101,946
Other	460,391	508,098	(47,707)
	5,766,470	5,674,595	91,875
Current liabilities:
Short-term debt	305,917	213,681	92,236
Accounts payable and accrued expenses	2,004,751	2,048,966	(44,215)
Other	465,892	572,991	(107,099)
	2,776,560	2,835,638	(59,078)
Net working capital	$2,989,910	$2,838,957	$150,953
Current ratio	2.08	2.00

Inventories increased primarily as a result of increased sales and acquisitions, partially offset by foreign currency translation. Other current liabilities decreased primarily due to lower income taxes payable and foreign currency translation.

Debt

Total debt at June 30, 2010 and December 31, 2009 was as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Short-term debt	$305,917	$213,681
Long-term debt	2,724,342	2,914,874
Total debt	$3,030,259	$3,128,555

Total debt to capitalization	25.8%	26.2%

The Company had outstanding commercial paper of $248.5 million at June 30, 2010 and $135.5 million at December 31, 2009.

In June 2009, the Company entered into a $2.0 billion Line of Credit Agreement with a termination date of June 11, 2010. This line of credit was replaced on June 11, 2010 by a $1.0 billion Line of Credit Agreement with a termination date of June 10, 2011 and a $1.0 billion Line of Credit Agreement with a termination date of June 11, 2013. No amounts were outstanding under these facilities at June 30, 2010.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary. The Company's targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions.

Stockholders’ Equity

The changes to stockholders’ equity during 2010 were as follows:

(In thousands)
Total stockholders’ equity, December 31, 2009	$8,817,876
Net income	715,123
Stock option and restricted stock activity	73,691
Pension and other postretirement benefit adjustments, net of tax	11,988
Noncontrolling interest	(60)
Cash dividends declared	(311,859)
Currency translation adjustments	(574,895)
Total stockholders’ equity, June 30, 2010	$8,731,864

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, expected contributions to the Company’s pension and postretirement plans and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a further downturn in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) acquisition of businesses could negatively impact profitability and return on invested capital, (4) defined benefit pension plans are subject to financial market risks, (5) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (6) decreases in credit availability, (7) an interruption in, or reduction in, introducing new products into the Company’s product lines, (8) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (9) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A more detailed description of these risks is set forth in the Company’s Form 10-K for 2009.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2010. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2010 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3	By-laws of Illinois Tool Works Inc., as amended, May 7, 2010, filed as Exhibit 3 to the Company’s Form 8-K filed on May 12, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Financial Position, (iii) Statement of Cash Flows and (iv) related Notes to Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: August 6, 2010	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)