Form 10-Q
period 2010-10-29
ILLINOIS TOOL WORKS INC
filed 2010-10-29
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2010: 495,930,946.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating Revenues	$4,018,466	$3,580,354	$11,701,107	$10,119,639
Cost of revenues	2,584,901	2,315,175	7,501,607	6,716,255
Selling, administrative, and research and development expenses	739,984	720,042	2,262,237	2,239,604
Amortization of intangible assets	52,053	49,542	159,067	152,059
Impairment of goodwill and other intangible assets	1,006	12,000	1,006	101,997
Operating Income	640,522	483,595	1,777,190	909,724
Interest expense	(43,166)	(45,670)	(131,430)	(120,992)
Other income (expense)	15,920	11,139	27,639	(13,041)
Income from Continuing Operations
Before Income Taxes	613,276	449,064	1,673,399	775,691
Income Taxes	194,000	146,100	539,000	301,800
Income from Continuing Operations	419,276	302,964	1,134,399	473,891
Loss from Discontinued Operations	—	(546)	—	(34,282)
Net Income	$419,276	$302,418	$1,134,399	$439,609

Income Per Share from Continuing
Operations:
Basic	$0.84	$0.61	$2.26	$0.95
Diluted	$0.83	$0.60	$2.25	$0.95
Loss Per Share from Discontinued
Operations:
Basic	—	$(0.00)	—	$(0.07)
Diluted	—	$(0.00)	—	$(0.07)
Net Income Per Share:
Basic	$0.84	$0.60	$2.26	$0.88
Diluted	$0.83	$0.60	$2.25	$0.88
Cash Dividends:
Paid	$0.31	$0.31	$0.93	$0.93
Declared	$0.34	$0.31	$0.96	$0.93
Shares of Common Stock Outstanding
During the Period:
Average	500,751	500,313	502,141	499,635
Average assuming dilution	503,149	502,187	504,690	501,184

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In thousands)	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and equivalents	$1,649,101	$1,318,772
Trade receivables	2,627,696	2,491,492
Inventories	1,544,728	1,356,233
Deferred income taxes	227,338	231,858
Prepaid expenses and other current assets	285,977	276,240
Total current assets	6,334,840	5,674,595

Plant and Equipment:
Land	239,520	247,911
Buildings and improvements	1,500,989	1,589,534
Machinery and equipment	3,781,455	3,945,692
Equipment leased to others	181,718	182,485
Construction in progress	97,995	90,908
Gross plant and equipment	5,801,677	6,056,530
Accumulated depreciation	(3,849,110)	(3,920,003)
Net plant and equipment	1,952,567	2,136,527

Investments	437,967	451,293
Goodwill	4,729,679	4,860,732
Intangible Assets	1,669,529	1,723,417
Deferred Income Taxes	594,044	673,044
Other Assets	585,098	562,376
	$16,303,724	$16,081,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$644,883	$213,681
Accounts payable	722,923	689,572
Accrued expenses	1,392,438	1,359,394
Cash dividends payable	168,617	155,724
Income taxes payable	292,480	417,267
Total current liabilities	3,221,341	2,835,638
Noncurrent Liabilities:
Long-term debt	2,737,374	2,914,874
Deferred income taxes	182,329	207,677
Other liabilities	1,271,918	1,305,919
Total noncurrent liabilities	4,191,621	4,428,470

Stockholders’ Equity:
Common stock	5,367	5,350
Additional paid-in-capital	377,412	270,985
Income reinvested in the business	10,175,663	9,521,740
Common stock held in treasury	(1,740,682)	(1,390,594)
Accumulated other comprehensive income	62,670	400,726
Noncontrolling interest	10,332	9,669
Total stockholders’ equity	8,890,762	8,817,876
	$16,303,724	$16,081,984

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)	Nine Months Ended September 30
	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income	$1,134,399	$439,609
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	248,718	272,336
Amortization and impairment of goodwill and other intangible assets	160,073	254,056
Change in deferred income taxes	(24,858)	(87,050)
Provision for uncollectible accounts	11,124	13,188
(Gain) loss on sale of plant and equipment	(1,435)	444
(Income) loss from investments	(13,406)	2,194
(Gain) loss on disposal of operations and affiliates	(17,763)	34,171
Stock compensation expense	42,319	35,657
Other non-cash items, net	(1,153)	3,218
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(259,186)	324,088
Inventories	(223,253)	525,497
Prepaid expenses and other assets	(73,710)	(18,512)
Increase (decrease) in--
Accounts payable	62,758	(117,826)
Accrued expenses and other liabilities	124,104	(123,969)
Income taxes receivable and payable	(66,971)	82,727
Other, net	18	451
Net cash provided by operating activities	1,101,778	1,640,279
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(225,056)	(118,342)
Additions to plant and equipment	(195,539)	(174,353)
Purchases of investments	(1,561)	(1,487)
Proceeds from investments	17,550	10,564
Proceeds from sale of plant and equipment	12,664	22,683
Proceeds from sale of operations and affiliates	62,153	16,316
Other, net	22,229	(36,080)
Net cash used for investing activities	(307,560)	(280,699)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(467,583)	(464,399)
Issuance of common stock	58,661	55,328
Repurchases of common stock	(350,000)	—
Net proceeds (repayments) of debt with original maturities 3 months or less	407,617	(1,753,883)
Proceeds from debt with original maturities greater than 3 months	1,255	2,158,119
Repayments of debt with original maturities greater than 3 months	(25,307)	(1,278,674)
Excess tax benefits from share-based compensation	3,465	609
Net cash used for financing activities	(371,892)	(1,282,900)
Effect of Exchange Rate Changes on Cash and Equivalents	(91,997)	123,226
Cash and Equivalents:
Increase during the period	330,329	199,906
Beginning of period	1,318,772	742,950
End of period	$1,649,101	$942,856
Cash Paid During the Period for Interest	$68,720	$40,607
Cash Paid During the Period for Income Taxes	$609,260	$267,787
Liabilities Assumed from Acquisitions	$120,162	$34,659

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

(2)           COMPREHENSIVE INCOME

The components of comprehensive income in the periods presented were:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income	$419,276	$302,418	$1,134,399	$439,609
Other comprehensive income:
Foreign currency translation adjustments	218,894	116,929	(356,001)	498,567
Pension and other postretirement benefit adjustments, net of tax	5,957	2,181	17,945	4,115
Comprehensive income	$644,127	$421,528	$796,343	$942,291

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

In 2007, the Company classified an automotive components business as held for sale which was sold in the third quarter of 2009.

Results of the discontinued operations for the third quarter and year-to-date periods of 2009 were as follows:

(In thousands)	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Operating revenues	$2,794	$25,963

Loss before taxes	$(1,043)	$(36,107)
Income tax benefit	497	1,825
Loss from discontinued operations	$(546)	$(34,282)

In the first nine months of 2009, the Company recorded a pre-tax loss on the disposal of the Click Commerce business of $29,626,000.

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

In the third quarter of 2010, the Company recorded a discrete charge of $7,308,000 related to the gain on a sale of a business that had non-deductible goodwill.

In the first nine months of 2009, the Company incurred charges related to the impairment of goodwill and intangible assets of $101,997,000 that were mostly non-deductible and discrete tax items of $46,849,000 to record reserves on net operating loss carryforwards no longer expected to be utilized and other tax adjustments.

The components of the effective tax rate for the nine month periods ended September 30, 2010 and 2009 were as follows:

	September 30, 2010	September 30, 2009
Estimated annual effective tax rate	30.5%	29.6%
Discrete tax adjustments	1.7	6.0
Goodwill and intangible asset impairment charges	—	3.3
Effective tax rate	32.2%	38.9%

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

The Company is litigating its dispute with the Australian Tax Office over the treatment of an intercompany financing transaction between the U.S. and Australia. This case was heard before the Federal Court of Australia in September 2010. The proceedings result from the Company’s appeal of a decision by the Australian Tax Commissioner to disallow income tax deductions for income tax years 2002 through 2005 and the assessment of withholding taxes for income tax year 2003. The Company also contested the Commissioner’s similar determination for income tax years 2006 and 2007; however, the parties have agreed to defer the appeal of that determination until a decision is made on the earlier years. The Company expects a judgment by the end of 2010. The Company has recorded its best estimate of the exposure for this audit; however, it is reasonably possible that the Company will resolve the Australian financing issue within the next 12 months and that the amount of the Company’s unrecognized tax benefits may decrease by approximately $173,150,000.

(5)           INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 were as follows:

(In thousands)
	September 30, 2010	December 31, 2009
Raw material	$523,827	$417,314
Work-in-process	154,651	137,463
Finished goods	866,250	801,456
	$1,544,728	$1,356,233

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

In the third quarter of 2010, the Company performed its goodwill and indefinite-lived intangible asset impairment assessment which resulted in immaterial intangible asset impairment charges.

In the first quarter of 2009, the Company performed a goodwill impairment assessment which resulted in impairment charges of $60,000,000 related to the pressure sensitive adhesives reporting unit in the Polymers & Fluids segment and $18,000,000 related to the PC board fabrication reporting unit in the Power Systems & Electronics segment. During 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter. In the third quarter of 2009, the Company performed a goodwill impairment assessment which resulted in an impairment charge of $12,000,000 related to the truck remanufacturing reporting unit in the Transportation segment.

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

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings for 2009 is as follows:

(In thousands)	Book Value	Fair Value	Total Impairment Charges
First quarter 2009:
Goodwill	$353,000	$275,000	$78,000
Indefinite-lived intangible assets	94,973	82,976	11,997

Third quarter 2009:
Goodwill	$96,000	$84,000	$12,000

(7)   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended September 30, 2010 and 2009 were as follows:

(In thousands)	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$23,298	$23,348	$3,485	$3,142	$70,057	$69,270	$10,455	$9,426
Interest cost	27,280	29,399	7,498	7,718	82,258	86,582	22,495	23,154
Expected return on plan assets	(37,168)	(38,547)	(4,545)	(3,403)	(111,817)	(113,477)	(13,636)	(10,209)
Amortization of actuarial loss	6,467	1,876	10	64	19,453	5,647	30	192
Amortization of prior service cost (income)	194	(416)	1,611	1,606	585	(1,260)	4,834	4,818
Amortization of net transition amount	7	3	—	—	23	9	—	—
Curtailment/settlement gain	—	—	—	—	—	(12,000)	—	—
Net periodic benefit cost	$20,078	$15,663	$8,059	$9,127	$60,559	$34,771	$24,178	$27,381

The Company expects to contribute $70,500,000 to its pension plans and $37,900,000 to its other postretirement plans in 2010. As of September 30, 2010, contributions of $64,800,000 to pension plans and $26,900,000 to other postretirement plans have been made.

(8)   SHORT-TERM DEBT

In June 2009, the Company entered into a $2,000,000,000 Line of Credit Agreement with a termination date of June 11, 2010. This line of credit was replaced on June 11, 2010 by a $1,000,000,000 Line of Credit Agreement with a termination date of June 10, 2011. No amounts were outstanding under this facility at September 30, 2010.

The Company had outstanding commercial paper of $552,463,000 at September 30, 2010 and $135,498,000 at December 31, 2009.

(9)           LONG-TERM DEBT

Based on rates for comparable instruments the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In thousands)
	September 30, 2010	December 31, 2009
Fair value	$3,120,115	$3,161,352
Carrying value	2,745,131	2,922,994

On June 11, 2010, the Company entered into a $1,000,000,000 Line of Credit Agreement with a termination date of June 11, 2013. No amounts were outstanding under this facility at September 30, 2010.

(10)           SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating revenues	$4,018,466	$3,580,354	$11,701,107	$10,119,639
Operating income	640,522	483,595	1,777,190	909,724
Margin %	15.9%	13.5%	15.2%	9.0%

In the third quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30		Nine Months Ended September 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	11.2%	2.9%	11.4%	3.3%
Changes in variable margins and overhead costs	—	(1.3)	—	1.4
Total	11.2	1.6	11.4	4.7

Acquisitions and divestitures	3.5	(0.3)	2.8	(0.2)
Restructuring costs	—	0.6	—	0.8
Impairment of goodwill and intangibles	—	0.3	—	0.9
Translation	(2.4)	0.2	1.6	—
Other	(0.1)	—	(0.2)	—
Total	12.2%	2.4%	15.6%	6.2%

Operating Revenues
Revenues increased 12.2% and 15.6% in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to higher base revenues and revenues from acquisitions. The effect of currency translation was unfavorable for the quarter but remained favorable for the year-to-date period. Base revenues increased 11.2% and 11.4% in the third quarter and year-to-date periods of 2010, respectively, versus 2009 as the Company saw improvement in macroeconomic data across many worldwide end markets. North American base revenues increased 11.5% and 11.6% in the third quarter and year-to-date periods, respectively, while international base revenues increased 10.8% and 11.0% in the same periods. End markets associated with transportation, industrial packaging, welding and PC board/electronics showed strength in the quarter and year-to-date periods.

Operating Income
Operating income increased $156.9 million and $867.5 million in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the increase in base revenues, lower restructuring expenses, income from acquisitions and lower goodwill and intangible asset impairment charges. Base margins increased 160 basis points in the third quarter primarily due to the positive leverage effect of the increase in base revenues partially offset by unfavorable selling price versus material cost comparisons. For the year-to-date period, base margins increased 470 basis points primarily due to the positive leverage effect from the increase in base revenues and the cumulative benefits of restructuring projects, partially offset by unfavorable selling price versus material cost comparisons. In the prior year, the Company recorded a $12 million goodwill impairment charge in the third quarter. In the first quarter of 2009, the Company recorded goodwill and intangible asset impairment charges of $90 million.

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Transportation	$627,411	$539,395	$1,887,222	$1,474,261
Industrial Packaging	580,225	498,276	1,681,262	1,398,367
Food Equipment	476,356	487,325	1,360,219	1,369,878
Power Systems & Electronics	497,574	402,396	1,436,315	1,189,785
Construction Products	446,553	402,622	1,275,834	1,097,191
Polymers & Fluids	334,737	317,938	992,964	863,405
Decorative Surfaces	252,670	252,875	752,262	742,318
All Other	826,319	696,987	2,382,946	2,030,362
Intersegment revenues	(23,379)	(17,460)	(67,917)	(45,928)
Total operating revenues	$4,018,466	$3,580,354	$11,701,107	$10,119,639

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:
•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair;
•	polyester coatings and patch and repair products for the marine industry; and
•	truck remanufacturing and related parts and service.

This segment primarily serves the automotive original equipment manufacturers and tiers and automotive aftermarket markets.

The results of operations for the Transportation segment for the third quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating revenues	$627,411	$539,395	$1,887,222	$1,474,261
Operating income	93,218	54,674	282,658	57,028
Margin %	14.9%	10.1%	15.0%	3.9%

In the third quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30		Nine Months Ended September 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	15.8%	3.7%	25.1%	6.2%
Changes in variable margins and overhead costs	—	(1.4)	—	2.8
Total	15.8	2.3	25.1	9.0

Acquisitions and divestitures	3.2	0.2	2.2	0.2
Restructuring costs	—	0.3	—	1.4
Impairment of goodwill and intangibles	—	1.9	—	0.8
Translation	(2.6)	—	0.8	(0.2)
Other	(0.1)	0.1	(0.1)	(0.1)
Total	16.3%	4.8%	28.0%	11.1%

Operating Revenues
Revenues increased 16.3% and 28.0% in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the increase in base revenues and revenues from acquisitions, partially offset by a year-to-date decline in revenue for the truck remanufacturing business. In addition, the effect of currency translation was unfavorable for the quarter, but remained favorable for the year-to-date period. The increase in acquisition revenue is primarily due to the purchase of a North American automotive aftermarket business in the second quarter of 2010. North American automotive base revenues increased 28.5% and 49.3% in the third quarter and year-to-date periods of 2010, respectively, due to a year-to-date increase in car builds. International automotive base revenues increased 15.5% and 33.6%, respectively, due to a year-to-date increase in European car builds. The automotive aftermarket businesses, which were less impacted in 2009 by the economic downturn, decreased in the third quarter by 2.5% and were virtually flat for the year-to-date period.

Operating Income
Operating income increased $38.5 million and $225.6 million in the third quarter and year-to-date periods of 2010, respectively, primarily due to the increase in base revenues, lower operating costs and 2009 goodwill impairment charges. During the third quarter of 2009, a $12.0 million goodwill impairment charge was recorded in the truck remanufacturing business. Base margins increased 230 basis points in the third quarter primarily as a result of positive leverage from the increase in base revenues partially offset by unfavorable selling price versus material cost comparisons and higher overhead costs. For the year-to-date period, base margins increased 900 basis points primarily due to the positive leverage effect of increased base revenues, restructuring benefits, and favorable inventory obsolescence expense comparisons, partially offset by unfavorable selling price versus material cost comparisons.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the general industrial, primary metals, food and beverage and construction markets.

The results of operations for the Industrial Packaging segment for the third quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating revenues	$580,225	$498,276	$1,681,262	$1,398,367
Operating income	67,130	37,193	179,538	50,856
Margin %	11.6%	7.5%	10.7%	3.6%

In the third quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30		Nine Months Ended September 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	16.4%	4.8%	15.2%	4.5%
Changes in variable margins and overhead costs	—	(2.3)	—	1.7
Total	16.4	2.5	15.2	6.2

Acquisitions	2.4	(0.1)	2.9	(0.1)
Restructuring costs	—	1.5	—	1.0
Translation	(2.4)	0.2	2.2	(0.1)
Other	—	—	(0.1)	0.1
Total	16.4%	4.1%	20.2%	7.1%

Operating Revenues
Operating revenues increased 16.4% and 20.2% in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the increase in base revenues and revenues from acquisitions. Currency translation had an unfavorable impact in the third quarter but remained favorable in the year-to-date period. Base revenues increased 24.0% and 23.9% for the North American strapping businesses in the third quarter and year-to-date periods, respectively, largely due to an increase in plastic and steel strap volume driven by increased demand in key industries such as automotive and appliance. In addition, equipment revenues increased versus the third quarter and year-to-date periods of 2009. The international strapping businesses increased 13.4% and 12.0% in the third quarter and year-to-date periods, respectively, while worldwide protective packaging increased 17.3% and 18.7% in the same periods. Acquisition revenue increased primarily due to the purchase of a North American protective packaging business in the fourth quarter of 2009.

Operating Income
Operating income increased $29.9 million in the third quarter of 2010 primarily due to the increase in base revenues and increased $128.7 million in the year-to-date period primarily due to the increase in base revenues and lower operating expenses. Base operating margins increased 250 and 620 basis points in the third quarter and year-to-date periods, respectively, primarily driven by leverage from the increase in base revenues and restructuring benefits, partially offset by unfavorable third quarter and year-to-date selling price versus material cost comparisons.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales;
•	kitchen exhaust, ventilation and pollution control systems; and
•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating revenues	$476,356	$487,325	$1,360,219	$1,369,878
Operating income	83,966	83,661	195,432	186,492
Margin %	17.6%	17.2%	14.4%	13.6%

In the third quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30		Nine Months Ended September 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	1.4%	0.4%	(1.2)%	(0.4)%
Changes in variable margins and overhead costs	—	0.2	—	0.3
Total	1.4	0.6	(1.2)	(0.1)

Restructuring costs	—	(0.4)	—	0.7
Translation	(3.6)	0.3	0.5	0.1
Other	(0.1)	(0.1)	—	0.1
Total	(2.3)%	0.4%	(0.7)%	0.8%

Operating Revenues
Revenues decreased 2.3% in the third quarter of 2010 versus 2009, primarily due to the unfavorable effect of currency translation partially offset by a 1.4% increase in base revenues. Revenues decreased 0.7% in the year-to-date period of 2010, primarily due to a 1.2% decrease in base revenues partially offset by the favorable effect of currency translation. North American base revenues were virtually flat in the third quarter and declined 2.1% for the year-to date period, primarily due to declines in the lodging and casino markets. Base revenues in the service portion of the business increased 3.6% and 2.5% in the third quarter and year-to-date periods, respectively. International base revenues increased 2.7% in the third quarter while declining 0.2% for the year-to date period largely due to strong Asian revenue offset in the year-to-date period by lower European equipment sales in 2010 versus 2009.

Operating Income
Operating income increased $0.3 million and $8.9 million in the third quarter and year-to-date periods of 2010, respectively, versus 2009. In the third quarter, the positive leverage effect of increased revenues was partially offset by higher restructuring costs. For the year-to-date period, lower restructuring and operating expenses were partially offset by the negative leverage effect of lower revenues. Base margins remained relatively flat in the third quarter and year-to-date periods as operating margin improvements in the International businesses were offset by higher North American overhead spend.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:
•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging; and
•	airport ground support equipment.

This segment primarily serves the general industrial, electronics and construction markets.

The results of operations for the Power Systems & Electronics segment for the third quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating revenues	$497,574	$402,396	$1,436,315	$1,189,785
Operating income	109,332	70,003	309,313	156,192
Margin %	22.0%	17.4%	21.5%	13.1%

In the third quarter and year-to-date periods of 2010, the changes in operating revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30		Nine Months Ended September 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	23.8%	4.5%	19.1%	4.3%
Changes in variable margins and overhead costs	—	(0.3)	—	1.6
Total	23.8	4.2	19.1	5.9

Acquisitions	0.1	—	0.1	—
Restructuring costs	—	0.2	—	0.8
Impairment of goodwill and intangibles	—	—	—	1.8
Translation	(0.3)	0.2	1.5	(0.1)
Other	0.1	—	—	—
Total	23.7%	4.6%	20.7%	8.4%

Operating Revenues
Revenues increased 23.7% and 20.7% in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to growth in base business. North American welding base revenues increased 19.4% and 13.5%, respectively, as a number of industrial-based end markets experienced improved recovery. Base revenues for the international welding businesses increased 5.3% in the third quarter and declined 1.0% for the year-to-date period, primarily due to strong oil and gas end market activity in the third quarter offset by year-to-date declines in Asian shipyard activity. Base revenues for the PC board fabrication businesses increased 68.6% and 81.1% in the third quarter and year-to-periods, respectively, as demand for consumer electronics and capital equipment increased significantly.

Operating Income
Operating income increased $39.3 million and $153.1 million in the third quarter and year-to-date periods of 2010, respectively, versus 2009 mainly due to the favorable leverage effect of the growth in base revenues, lower restructuring expenses and 2009 year-to-date goodwill impairment charges. During the first quarter of 2009, a $23.8 million goodwill and intangible asset impairment charge was recorded in the PC Board fabrication business. Base income and margins increased in the third quarter and year-to-date periods primarily due to the cumulative benefits of restructuring projects, favorable year-to-date inventory obsolescence expense comparisons and favorable sales mix. However, in the third quarter these increases were offset by the negative impact of unfavorable selling price versus material cost comparisons.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood and metal applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, commercial construction and renovation construction markets.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating revenues	$446,553	$402,622	$1,275,834	$1,097,191
Operating income	52,487	43,712	145,613	55,230
Margin %	11.8%	10.9%	11.4%	5.0%

In the third quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30		Nine Months Ended September 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	4.0%	1.2%	6.0%	2.0%
Changes in variable margins and overhead costs	—	(0.7)	—	4.9
Total	4.0	0.5	6.0	6.9

Acquisitions	8.1	(1.0)	4.2	(0.5)
Restructuring costs	—	0.4	—	(0.4)
Translation	(1.3)	1.0	6.1	0.4
Other	0.1	—	—	—
Total	10.9%	0.9%	16.3%	6.4%

Operating Revenues
Revenues increased 10.9% and 16.3% in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to an increase in base revenues, revenues from acquisitions, and the year-to-date favorable effect of currency translation. The effect of currency translation was unfavorable in the third quarter of 2010. Base revenues for the Asia-Pacific region increased 5.1% and 5.2% in the third quarter and year-to-date periods, respectively, as market conditions in the residential market improved. North American base revenues decreased 6.7% in the third quarter due to declines for both residential and commercial construction. For the year-to-date period, North American revenues increased 2.8% on slightly better year-over-year housing starts, modest inventory restocking and a one-time licensing agreement settlement in the second quarter of 2010 in the commercial construction business. European base revenues increased 13.3% and 8.4% in the third quarter and year-to-date periods, respectively, primarily due to improved market conditions.

Operating Income
Operating income increased $8.8 million and $90.4 million in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to positive leverage from the increase in base revenues described above, lower year-to-date operating expenses and the favorable effect of currency translation, partially offset by higher year-to-date restructuring expenses. Base margins increased 50 basis points in the third quarter primarily due to the favorable leverage effect of the increase in base revenues described above, partially offset by higher overhead expenses. Base margins increased 690 basis points in the year-to-date period primarily due to favorable selling price versus material cost comparisons, favorable inventory obsolescence expense comparisons, benefits from restructuring projects and a favorable one-time licensing agreement settlement in the second quarter of 2010 in the commercial construction business.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and hygiene products.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure-sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating revenues	$334,737	$317,938	$992,964	$863,405
Operating income (loss)	55,030	50,901	150,938	33,926
Margin %	16.4%	16.0%	15.2%	3.9%

In the third quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30		Nine Months Ended September 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	4.3%	1.1%	9.1%	3.1%
Changes in variable margins and overhead costs	—	(1.0)	—	0.9
Total	4.3	0.1	9.1	4.0

Acquisitions	3.8	(0.5)	4.0	(0.2)
Restructuring costs	—	0.7	—	1.1
Impairment of goodwill and intangibles	—	—	—	6.4
Translation	(2.8)	0.2	1.9	—
Other	—	(0.1)	—	—
Total	5.3%	0.4%	15.0%	11.3%

Operating Revenues
Revenues increased 5.3% and 15.0% in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to an increase in base revenues and revenues from acquisitions. The effect of currency translation was unfavorable in the third quarter but remained favorable for the year-to-date period. Acquisition revenue was primarily the result of the purchase of four Latin American adhesive businesses in 2009. Total base revenues increased in the third quarter and year-to-date periods due to recovery in many end markets served by the worldwide polymers and fluids businesses. Worldwide base revenues for the fluids businesses increased 3.7% and 9.6% in the third quarter and year-to-date periods, respectively, while base revenues for the worldwide polymers businesses increased 4.4% and 8.4%, respectively, in the same periods.

Operating Income
Operating income increased $4.1 million and $117.0 million in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to the increase in base revenues described above, lower restructuring costs and 2009 year-to-date goodwill and intangible asset impairment charges. During the first quarter of 2009, a $60.0 million goodwill impairment charge was taken against the goodwill of the pressure sensitive adhesive reporting unit. Base margins increased 10 and 400 basis points in the third quarter and year-to-date periods, respectively, primarily due to the positive leverage effect of the increase in base revenues and benefits of restructuring projects, offset in the third quarter by unfavorable selling price versus material cost comparisons.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, flooring, and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for furniture, office and retail space and countertops;
•	high-pressure laminate flooring; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction and residential construction markets.

The results of operations for the Decorative Surfaces segment for the third quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating revenues	$252,670	$252,875	$752,262	$742,318
Operating income	26,921	27,664	81,204	89,689
Margin %	10.7%	10.9%	10.8%	12.1%

In the third quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30		Nine Months Ended September 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	3.1%	0.9%	0.8%	0.2%
Changes in variable margins and overhead costs	—	(0.9)	—	(0.9)
Total	3.1	—	0.8	(0.7)

Restructuring costs	—	(0.5)	—	(0.7)
Translation	(3.2)	0.2	0.6	0.1
Other	0.1	0.1	(0.1)	—
Total	—%	(0.2)%	1.3%	(1.3)%

Operating Revenues
Revenues were flat in the third quarter of 2010 versus 2009, as the unfavorable effect of currency translation offset the 3.1% increase in base revenues. Revenues increased 1.3% in the year-to-date period primarily due to a modest increase in base revenues and a year-to-date favorable effect of currency translation. Base revenues increased 5.0% and 2.2% for the North American laminate businesses in the third quarter and year-to-date periods, respectively, primarily due to improvement in the office equipment end market. Base revenues for the flooring business declined 57.4% and 25.4% in the third quarter and year-to-date periods, respectively, as the Company is in the process of closing its flooring business. International base revenues increased 4.9% and 0.7% in the third quarter and year-to-date periods, respectively, primarily due to improvements in Asian markets.

Operating Income
Operating income decreased $0.7 million and $8.5 million in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to higher operating costs and increased restructuring costs. Base margins were flat in the third quarter as the positive leverage effect of the increase in base revenues was offset by higher operating expenses. For the year-to-date period, base margins decreased as a second quarter fixed asset impairment, unfavorable depreciation comparisons, and unfavorable selling price versus material cost comparisons offset the benefits of restructuring projects and the positive leverage of the increase in base revenues.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	equipment and related software for testing and measuring of materials and structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	swabs, wipes and mats for clean room usage;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment;
•	static and contamination control equipment; and
•	line integration, conveyor systems and line automation for the food and beverage industries.

This segment primarily serves the general industrial, food and beverage, consumer durables, electronics and food institutional/restaurants markets.

The results of operations for the All Other segment for the third quarter and year-to-date periods of 2010 and 2009 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating revenues	$826,319	$696,987	$2,382,946	$2,030,362
Operating income	152,438	115,787	432,494	280,311
Margin %	18.4%	16.6%	18.1%	13.8%

In the third quarter and year-to-date periods of 2010, the changes in revenues and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30		Nine Months Ended September 30
	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Margins	Operating Revenues	Operating Margins
Base business:
Revenue change/Operating leverage	13.7%	3.8%	10.3%	3.1%
Changes in variable margins and overhead costs	—	(2.7)	—	0.6
Total	13.7	1.1	10.3	3.7

Acquisitions and divestitures	7.5	(0.6)	6.7	(0.7)
Restructuring costs	—	1.4	—	1.3
Impairment of goodwill and intangibles	—	(0.1)	—	—
Translation	(2.7)	0.1	0.4	—
Other	0.1	(0.1)	—	—
Total	18.6%	1.8%	17.4%	4.3%

Operating Revenues
Revenues increased 18.6% and 17.4% in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to an increase in base revenues and revenues from acquisitions, partially offset in the third quarter by the unfavorable effect of currency translation. The acquisition revenue is primarily due to the purchase of two consumer packaging businesses and a marking business. Base revenues increased 9.9% and 7.3% in the third quarter and year-to-date periods, respectively, for the consumer packaging business largely as a result of increased revenues in the graphics and decorating end markets. Base revenues for the industrial plastics and metals businesses improved 18.6% and 17.8% in the third quarter and year-to-date periods, respectively, due to increased demand for domestic appliances. Base revenues increased 8.9% and 3.8% in the third quarter and year-to-date periods, respectively, for the test and measurement businesses due to increased demand for capital equipment. Base revenues increased 31.0% and 16.1%, respectively, for the finishing businesses due to improved international end market demand.

Operating Income
Operating income increased $36.7 million and $152.2 million in the third quarter and year-to-date periods of 2010, respectively, versus 2009 primarily due to growth in base revenues. Base margins increased 110 basis points in the third quarter as the positive leverage effect of the increase in base revenues was partially offset by unfavorable selling price versus material cost comparisons and higher operating expenses. For the year-to-date period, base margins increased by 370 basis points as benefits from past restructuring projects offset the unfavorable selling price versus material cost comparisons. In addition, lower restructuring costs increased total operating margins 140 and 130 basis points in the third quarter and year-to-date periods, respectively. Acquisitions diluted total operating margins 60 and 70 basis points in the third quarter and year-to-date periods, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $159.1 million in the first nine months of 2010 versus $152.1 million in the first nine months of 2009, due to intangible amortization related to newly acquired businesses.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter. The Company performed an impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2010 which resulted in immaterial intangible asset impairment charges. Total goodwill and intangible asset impairment charges by segment for the nine months ended September 30, 2009 were as follows:

(In thousands)	Nine Months Ended
September 30, 2009
Transportation	$14,414
Industrial Packaging	386
Food Equipment	46
Power Systems & Electronics	24,766
Polymers & Fluids	60,416
All Other	1,969
$101,997

Impairment of goodwill and other intangible assets was $102.0 million in the first nine months of 2009, primarily due to goodwill impairment charges in the first quarter of 2009 related to the pressure sensitive adhesives reporting unit of $60.0 million and the PC board fabrication reporting unit of $18.0 million. A goodwill impairment charge of $12.0 million was recorded in the third quarter of 2009 related to the truck remanufacturing reporting unit.

See the Goodwill and Intangible Assets note for further details of the impairment charges.

INTEREST EXPENSE

Interest expense increased to $131.4 million in the first nine months of 2010 from $121.0 million in the first nine months of 2009 primarily due to interest on the 6.25% and 5.15% notes issued in March 2009, partially offset by lower interest related to the 5.75% notes repaid at maturity in March 2009 and lower commercial paper borrowings and rates.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $27.6 million for the first nine months of 2010 versus expense of $13.0 million in 2009, primarily due to gains on disposal of operating affiliates and gains on investments in 2010 versus losses in 2009.

INCOME TAXES

The effective tax rate for the first nine months of 2010 was 32.2% which included the discrete tax charges of $21.9 million in the first quarter of 2010 related to the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act. The effective tax rate for the first nine months of 2010 decreased compared to 38.9% for the first nine months of 2009. The decrease in the effective tax rate resulted primarily from the impairment of non-deductible goodwill and discrete tax adjustments recorded in the first nine months of 2009.

The Company is litigating its dispute with the Australian Tax Office over the treatment of an intercompany financing transaction between the U.S. and Australia. The Company’s dispute was heard before the Federal Court of Australia in September 2010. The Company expects a judgment by the end of 2010. The Company has recorded its best estimate of the exposure for this audit; however, depending upon the outcome, the Company could have a favorable or unfavorable impact on its tax provision of approximately $173.2 million. See the Income Tax note for further details regarding this matter.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations was $1.1 billion ($2.25 per diluted share) in the first nine months of 2010 compared to the 2009 income from continuing operations of $473.9 million ($0.95 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2010 increased operating revenues for the first nine months of 2010 by approximately $202 million and increased net income by approximately 6 cents per diluted share.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $34.3 million in the first nine months of 2009 primarily due to the loss on sale of the Click Commerce industrial software business of $29.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. Management continues to believe that internally generated cash flows will be adequate to service debt, continue to pay dividends, to finance internal growth and to fund small to medium-sized acquisitions.

The primary uses of liquidity are:
•
dividend payments – the Company’s dividend payout guidelines were revised in the third quarter of 2010 from 25% to 35% of the last two years’ average income from continuing operations to 30% to 45% of the last two years’ average free operating cash flow;

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

Summarized cash flow information for the third quarter of 2010 and 2009 was as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net cash provided by operating activities	$483,930	$569,196	$1,101,778	$1,640,279
Additions to plant and equipment	(72,154)	(53,015)	(195,539)	(174,353)
Free operating cash flow	$411,776	$516,181	$906,239	$1,465,926

Cash dividends paid	$(156,088)	$(154,892)	$(467,583)	$(464,399)
Acquisitions	(7,685)	(4,702)	(225,056)	(118,342)
Proceeds from sale of operations and affiliates	60,750	631	62,153	16,316
Issuance of common stock	15,809	39,373	58,661	55,328
Repurchases of common stock	(350,000)	—	(350,000)	—
Net proceeds (repayments) of debt	306,880	(104,832)	383,565	(874,438)
Effect of exchange rates on cash & equivalents	86,711	25,725	(91,997)	123,226
Other	15,711	8,968	54,347	(3,711)
Net increase in cash and equivalents	$383,864	$326,452	$330,329	$199,906

On August 20, 2007 the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. In the first nine months of 2010, the Company repurchased approximately 8.1 million shares of its common stock at an average price of $43.29 per share. As of September 30, 2010 there are approximately $871.0 million of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. The Company believes that ROIC is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and cash equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the year and at the end of each quarter. For the third quarter and year-to-date periods of 2010 and 2009, ROIC was as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Operating income as adjusted	$640,522	$483,595	$1,777,190	$999,721
Taxes (31.6%, 32.5%, 30.9% and 32.2%,
respectively)	(202,405)	(157,313)	(549,152)	(321,910)
Operating income after taxes	$438,117	$326,282	$1,228,038	$677,811
Invested capital:
Trade receivables	$2,627,696	$2,410,667	$2,627,696	$2,410,667
Inventories	1,544,728	1,361,201	1,544,728	1,361,201
Net plant and equipment	1,952,567	2,107,103	1,952,567	2,107,103
Investments	437,967	456,450	437,967	456,450
Goodwill and intangible assets	6,399,208	6,374,069	6,399,208	6,374,069
Accounts payable and accrued expenses	(2,115,361)	(2,018,138)	(2,115,361)	(2,018,138)
Other, net	(222,887)	(455,078)	(222,887)	(455,078)
Total invested capital	$10,623,918	$10,236,274	$10,623,918	$10,236,274
Average invested capital	$10,560,402	$10,291,159	$10,551,359	$10,331,115
Annualized return on average invested capital	16.6%	12.7%	15.5%	8.7%

The 390 basis point increase in ROIC in the third quarter of 2010 was the result of after-tax operating income increasing 34.3%, primarily due to an increase in base business, while average invested capital increased slightly.

The 680 basis point increase in ROIC for year-to-date 2010 was the result of after-tax operating income increasing 81.2%, primarily due to an increase in base business, while average invested capital increased slightly.

In the first quarter of 2010, the Company recorded a discrete tax charge of $21.9 million. The ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on invested capital for the periods presented. A reconciliation of the tax rate as reported to the tax rate used above is as follows:

(Dollars in thousands)	Operating Income	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$1,777,190	$1,673,399	$539,000	32.2%
Discrete tax adjustments	—	—	(21,881)	(1.3)%
As adjusted	$1,777,190	$1,673,399	$517,119	30.9%

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

(Dollars in thousands)	Operating Income	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$909,724	$775,691	$301,800	38.9%
Goodwill and intangible asset impairments	89,997	89,997	5,058	(3.1)%
Discrete tax adjustments	—	—	(27,800)	(3.6)%
As adjusted	$999,721	$865,688	$279,058	32.2%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at September 30, 2010 and December 31, 2009 is summarized as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009	Increase/(Decrease)
Current assets:
Cash and equivalents	$1,649,101	$1,318,772	$330,329
Trade receivables	2,627,696	2,491,492	136,204
Inventories	1,544,728	1,356,233	188,495
Other	513,315	508,098	5,217
	6,334,840	5,674,595	660,245
Current liabilities:
Short-term debt	644,883	213,681	431,202
Accounts payable and accrued expenses	2,115,361	2,048,966	66,395
Other	461,097	572,991	(111,894)
	3,221,341	2,835,638	385,703
Net working capital	$3,113,499	$2,838,957	$274,542
Current ratio	1.97	2.00

Short-term debt increased primarily due to issuances of commercial paper to fund stock repurchases, dividend payments, and general corporate purposes partially offset by excess cash flows generated from operations used to pay down commercial paper. Inventories and trade receivables increased primarily as a result of increased sales and acquisitions, partially offset by foreign currency translation. Other current liabilities decreased primarily due to lower income taxes payable and foreign currency translation.

Debt

Total debt at September 30, 2010 and December 31, 2009 was as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Short-term debt	$644,883	$213,681
Long-term debt	2,737,374	2,914,874
Total debt	$3,382,257	$3,128,555

Total debt to capitalization	27.6%	26.2%

The Company had outstanding commercial paper of $552.5 million at September 30, 2010 and $135.5 million at December 31, 2009.

In June 2009, the Company entered into a $2.0 billion Line of Credit Agreement with a termination date of June 11, 2010. This line of credit was replaced on June 11, 2010 by a $1.0 billion Line of Credit Agreement with a termination date of June 10, 2011 and a $1.0 billion Line of Credit Agreement with a termination date of June 11, 2013. No amounts were outstanding under these facilities at September 30, 2010.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary. The Company's targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions.

Stockholders’ Equity

The changes to stockholders’ equity during 2010 were as follows:

(In thousands)
Total stockholders’ equity, December 31, 2009	$8,817,876
Net income	1,134,399
Stock option and restricted stock activity	106,643
Pension and other postretirement benefit adjustments, net of tax	17,945
Noncontrolling interest	376
Cash dividends declared	(480,476)
Repurchases of common stock	(350,000)
Currency translation adjustments	(356,001)
Total stockholders’ equity, September 30, 2010	$8,890,762

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, the availability of additional financing, expected contributions to the Company’s pension and postretirement plans and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) a further downturn in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) acquisition of businesses could negatively impact profitability and return on invested capital, (4) defined benefit pension plans are subject to financial market risks, (5) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (6) decreases in credit availability, (7) an interruption in, or reduction in, introducing new products into the Company’s product lines, (8) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, and (9) unfavorable tax law changes and tax authority rulings. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A more detailed description of these risks is set forth in the Company’s Form 10-K for 2009.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2010. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2010 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time.

Share repurchase activity under this program for the third quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under Program
August 2010	5,799,867	$43.10	5,799,867	$971,000,000
September 2010	2,284,857	$43.77	2,284,857	$871,000,000
Total	8,084,724	$43.29	8,084,724

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3
By-laws of Illinois Tool Works Inc., as amended and restated as of August 5, 2010, filed as Exhibit 3 to the Company’s Form 8-K filed on August 11, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Financial Position, (iii) Statement of Cash Flows and (iv) related Notes to Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: October 29, 2010	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)