Form 10-K
period 2010-12-31
ILLINOIS TOOL WORKS INC
filed 2011-02-28
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes  X           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (234.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
Yes                 No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $17,100,000,000 based on the New York Stock Exchange closing sales price as of June 30, 2010.

Shares of Common Stock outstanding at January 31, 2011: 498,419,391.

Documents Incorporated by Reference

2011 Proxy Statement for Annual Meeting of Stockholders to be held on May 6, 2011	Part III

PART I

ITEM 1.	Business

General

Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a multinational manufacturer of a diversified range of industrial products and equipment with operations in 57 countries. These businesses are internally reported as 60 operating segments to senior management. The Company’s 60 operating segments have been aggregated into the following eight external reportable segments:

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

Decorative Surfaces:  Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops and other applications.

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

80/20 Business Process

A key element of the Company’s business strategy is its continuous 80/20 business process for both existing businesses and new acquisitions. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 business process to simplify and focus on the key parts of their business, and as a result, reduce complexity that often disguises what is truly important. The Company’s operations utilize the 80/20 process in various aspects of their business. Common applications of the 80/20 business process include:

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

Discontinued Operations

In August 2008, the Company’s Board of Directors authorized the divestiture of the Click Commerce industrial software business, which was previously reported in the All Other segment. In the second quarter of 2009, the Company completed the sale of the Click Commerce business. Additionally, the Company completed the divestiture of an automotive components business in 2009, a consumer packaging business in 2008, an automotive machinery business and a consumer packaging business in 2007, and a construction business in 2006.

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

The principal end markets served by the Company’s eight segments by percentage of revenue are as follows:

			Power
	Transpor-	Industrial	Systems &	Food	Construction	Polymers	Decorative	All	Total
End Markets Served	tation	Packaging	Electronics	Equipment	Products	& Fluids	Surfaces	Other	Company

Commercial Construction	1%	7%	5%	—%	23%	10%	58%	1%	9%

Residential Construction	—	2	1	—	45	2	11	1	6

Renovation Construction	—	—	—	—	28	1	30	—	5

General Industrial	3	24	46	—	3	27	1	26	17

Automotive OEM/Tiers	61	1	3	—	—	5	—	4	11

Automotive Aftermarket	25	1	1	—	—	10	—	1	5

Food Institutional/Restaurant	—	—	—	45	—	1	—	—	5

Food Service	—	1	—	34	—	2	—	2	5

Food Retail	—	—	—	16	—	—	—	3	3

Consumer Durables	1	2	2	—	—	5	—	14	4

Food & Beverage	—	13	1	1	—	2	—	17	6

Electronics	—	1	17	—	—	5	—	6	4

Primary Metals	—	22	2	—	—	2	—	1	4

Other	9	26	22	4	1	28	—	24	16

	100%	100%	100%	100%	100%	100%	100%	100%	100%

“Other” includes several end markets, some of which are maintenance repair and operations, or “MRO”, printing and publishing, and paper products.

The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by segment as of December 31, 2010 and 2009 is summarized as follows:

In Thousands	2010	2009

Transportation	$276,000	$225,000
Industrial Packaging	121,000	113,000
Power Systems & Electronics	138,000	125,000
Food Equipment	204,000	179,000
Construction Products	33,000	24,000
Polymers & Fluids	83,000	73,000
Decorative Surfaces	29,000	19,000
All Other	462,000	340,000

Total	$1,346,000	$1,098,000

Backlog orders scheduled for shipment beyond calendar year 2011 were not material as of December 31, 2010.

The information set forth below is applicable to all industry segments of the Company unless otherwise noted:

Competition

With operations in 57 countries, the Company has a wide diversity of products in a myriad of markets, many of which are fragmented, and we encounter a wide variety of competitors that vary by product line, end market and geographic area. Our competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. Each of our segments generally has several main competitors and numerous smaller ones in most of their end markets and geographic areas. In addition, our Decorative Surfaces and Power Systems & Electronics segments each has one global competitor and numerous smaller regional competitors.

In virtually all segments, we compete on the basis of product innovation, product quality, brand preference, service delivery and price. Technical capability is also a competitive factor in most of our segments. We believe that for each of our segments, our primary competitive advantages derive from our decentralized operating structure, which creates a strong focus on end markets and customers at the local level, enabling our businesses to respond rapidly to market dynamics. This structure enables our business units to drive operational excellence utilizing our 80/20 business process and leverages our product innovation capabilities. We also believe that our global footprint is a competitive advantage in many of our markets, especially in our Transportation and Decorative Surfaces segments.

Raw Materials

The Company uses raw materials of various types, primarily steel, resins, chemicals and paper, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, and no such problems are currently anticipated.

Research and Development

The Company’s growth has resulted from developing new and improved products, broadening the application of established products, continuing efforts to improve and develop new methods, processes and equipment, and from acquisitions. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly, or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Research and development expenses were $220,462,000 in 2010, $198,536,000 in 2009 and $212,658,000 in 2008.

Intellectual Property

The Company owns approximately 3,800 unexpired United States patents and 8,800 foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,800 applications for patents pending in the United States Patent Office and 5,100 pending foreign patent offices, but there is no assurance that any of these patents will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

The Company believes that many of its patents are valuable and important; however, the expiration of any one of the Company’s patents would not have a material effect on the Company’s results of operations or financial position. The Company also credits its leadership in the markets it serves to engineering capability; manufacturing techniques; skills and efficiency; marketing and sales promotion; and service and delivery of quality products to its customers.

In addition to patents, many of the Company’s products and services are sold under various owned or licensed trademarks, which are important to the Company in the aggregate. Some of the Company’s more significant trademarks include ITW, which is also used in conjunction with many of its businesses; Deltar and Shakeproof in the Transportation segment; Signode in the Industrial Packaging segment; Miller in the Power Systems & Electronics segment; Hobart in the Food Equipment segment; Paslode in the Construction Products segment; and Wilsonart in the Decorative Surfaces segment.

Environmental

The Company believes that its manufacturing plants and equipment are in substantial compliance with all applicable environmental regulations. Additional measures to maintain compliance are not expected to materially affect the Company’s capital expenditures, competitive position, financial position or results of operations.

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

Employees

The Company employed approximately 61,000 persons as of December 31, 2010 and considers its employee relations to be excellent.

International

The Company’s international operations include subsidiaries and joint ventures in 56 foreign countries on six continents. These operations serve such end markets as construction, general industrial, automotive, food institutional/restaurant and service, food and beverage, electronics, consumer durables, primary metals, and others on a worldwide basis. The Company’s revenues from sales to customers outside the United States were approximately 58% of revenues in 2010, 57% of revenues in 2009 and 58% of revenues in 2008.

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

Executive Officers

Executive Officers of the Company as of February 25, 2011 were as follows:

Name	Office	Age

Sharon M. Brady	Senior Vice President, Human Resources	60
Robert E. Brunner	Executive Vice President	53
Timothy J. Gardner	Executive Vice President	55
Philip M. Gresh, Jr.	Executive Vice President	62
Thomas J. Hansen	Vice Chairman	62
Craig A. Hindman	Executive Vice President	56
Ronald D. Kropp	Senior Vice President & Chief Financial Officer	45
Roland M. Martel	Executive Vice President	56
Steven L. Martindale	Executive Vice President	54
Sundaram Nagarajan	Executive Vice President	48
Christopher O’Herlihy	Executive Vice President	47
David C. Parry	Vice Chairman	57
E. Scott Santi	Vice Chairman	49
Randall J. Scheuneman	Vice President & Chief Accounting Officer	43
David B. Speer	Chairman & Chief Executive Officer	59
Allan C. Sutherland	Senior Vice President, Taxes & Investments	47
Juan Valls	Executive Vice President	49
Jane L. Warner	Executive Vice President	64
James H. Wooten, Jr.	Senior Vice President, General Counsel & Corporate Secretary	62

The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Mses. Brady and Warner and Messrs. Brunner, Gardner, Martel, Martindale, Nagarajan, O’Herlihy, Parry, Scheuneman and Valls, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Ms. Brady was elected Senior Vice President of Human Resources in 2006. From 1998 to 2006, she was Vice President and Chief Human Resource Officer of Snap-On Inc. Ms. Warner was elected Executive Vice President in 2007. Prior to joining the Company in 2005 as President of the worldwide finishing businesses, she was President of Plexus Systems and a Vice President of EDS. Mr. Brunner was elected Executive Vice President in 2006. He joined the Company in 1980 and has held various management positions with the automotive fasteners businesses. Mr. Gardner was elected Executive Vice President in 2009. He joined the Company in 1997 and has held various sales and management positions in the consumer packaging businesses. Most recently, he served as Group President of the consumer packaging businesses. Mr. Martel was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the automotive and metal components businesses. Mr. Martindale was elected Executive Vice President in 2008. Prior to joining the Company in 2005 as President of the test and measurement businesses, he was Chief Financial Officer and Chief Operating Officer of Instron. Mr. Nagarajan was elected Executive Vice President in 2010. He joined the Company in 1991 and has held various engineering and management positions in the welding businesses. Most recently, he served as Group President, within the welding businesses. Mr. O’Herlihy was elected Executive Vice President in 2010. He joined the Company in 1989 and has held various operational, management and leadership positions of increasing responsibility. Most recently he served as President, international food equipment businesses. Mr. Parry was elected Vice Chairman in 2010. Previously he was elected Executive Vice President in 2006. He joined the Company in 1994 and has held various management positions in the performance polymers businesses. Mr. Scheuneman was appointed Vice

President and Chief Accounting Officer in 2009. Prior to joining the Company in 2009, he held several financial leadership positions at W.W. Grainger, Inc., including Vice President, Finance, for the Lab Safety Supply business from 2006 to 2009, and Vice President, Internal Audit, from 2002 to 2006. He was appointed Principal Accounting Officer in 2009. Mr. Valls was elected Executive Vice President in 2007. Prior to this, he was Vice President and General Manager of ITW Delfast International. He joined the Company in 1989 and has held various management positions in the European automotive businesses.

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

An interruption or slowdown of economic recovery in the markets served by the Company could adversely affect our business operating results or financial condition.

Although recently most of our end markets have shown significant recovery from the global recession, we cannot be certain that the recovery will continue globally as anticipated. An interruption or slowdown of the economic recovery in one or more of our significant markets could have an adverse effect on the Company’s business, results of operations or financial condition.

The global nature of our operations subjects the Company to political and economic risks that could adversely affect our business, results of operations or financial condition.

The Company currently operates in 57 countries. In 2010, approximately 58% of the Company’s revenues were generated from sales to customers outside of the United States. As the Company continues to expand its global footprint, these sales may represent an increasing portion of the Company’s revenues. The risks inherent in our global operations include:

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

As part of our business strategy, we acquire businesses in the ordinary course. Our acquisitions involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect our growth and profitability:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.
•	Acquisitions could cause our financial results to differ from our expectations in any given fiscal period, or over the long term.
•	Acquisition-related earnings charges could adversely impact operating results.
•	Acquisitions could place unanticipated demands on our management, operational resources and financial and internal control systems.
•	We may assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated. The realization of any of these liabilities may increase our expenses or adversely affect our financial position.
•	As a result of our acquisitions, we have recorded significant goodwill and other identifiable intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may incur charges relating to the impairment of these assets.

We may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate anti-bribery or other laws.

We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including anti-bribery laws, competition, and export and import compliance. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation.

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

Diminished credit availability could adversely impact our ability to readily obtain financing or to obtain cost-effective financing.

A deterioration in world financial markets and decreases in credit availability could make it more difficult for us to obtain financing when desired or cause the cost of financing to increase.

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

If the Company is unable to successfully introduce new products or adequately protect its intellectual property, its future growth may be adversely affected.

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

Protecting the Company’s intellectual property is critical to its innovation efforts. The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. The Company’s intellectual property may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected, or the Company may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. Unauthorized use of the Company’s intellectual property rights or inability to preserve existing intellectual property rights could adversely impact the Company’s competitive position and results of operations.

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

The Company is subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are based on the income and expenses in various tax jurisdictions. The Company’s effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments.

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

The Company’s businesses expose it to potential toxic tort and other types of product liability claims that are inherent in the design, manufacture and sale of its products and the products of third-party vendors. The Company currently maintains insurance programs consisting of self insurance up to certain limits and excess insurance coverage for claims over established limits. There can be no assurance that the Company will be able to obtain insurance on acceptable terms or that its insurance programs will provide adequate protection against actual losses. In addition, the Company is subject to the risk that one or more of its insurers may become insolvent and become unable to pay claims that may be made in the future. Even if it maintains adequate insurance programs, successful claims could have a material adverse effect on the Company’s financial condition, liquidity and results of operations and on its ability to obtain suitable, adequate or cost-effective insurance in the future.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the availability of raw materials and energy, the expiration of any one of the Company’s patents, the cost of compliance with environmental regulations, the anticipated improvement of worldwide end markets in 2011, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, the Company’s portion of future benefit payments related to pension and postretirement benefits, expected contributions to defined benefit plans, the availability of additional financing, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of December 31, 2010, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number
	of	Floor Space
	Properties	Owned	Leased	Total
		(In millions of square feet)

Transportation	105	4.6	2.5	7.1
Industrial Packaging	114	7.5	3.2	10.7
Power Systems & Electronics	77	5.1	1.2	6.3
Food Equipment	45	3.6	0.7	4.3
Construction Products	89	2.9	1.5	4.4
Polymers & Fluids	87	1.6	1.5	3.1
Decorative Surfaces	12	4.1	—	4.1
All Other	183	6.7	3.3	10.0
Corporate	38	4.3	0.2	4.5

Total	750	40.4	14.1	54.5

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

Common Stock Price and Dividend Data — The common stock of Illinois Tool Works Inc. was listed on the New York Stock Exchange for 2010 and 2009. Quarterly market price and dividend data for 2010 and 2009 were as shown below:

	Market Price		Dividends
	Per Share		Declared
	High	Low	Per Share

2010:
Fourth quarter	$53.89	$45.57	$.34
Third quarter	47.67	40.33	.34
Second quarter	52.72	41.05	.31
First quarter	50.15	41.94	.31
2009:
Fourth quarter	$51.16	$40.77	$.31
Third quarter	44.91	34.47	.31
Second quarter	38.97	29.69	.31
First quarter	37.47	25.60	.31

The approximate number of holders of record of common stock as of January 31, 2011 was 9,879. This number does not include beneficial owners of the Company’s securities held in the name of nominees.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

* $100 invested on 12/31/05 in stock or index funds, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	Selected Financial Data

In Thousands (except per share amounts)	2010	2009	2008	2007	2006

Operating revenues	$15,870,376	$13,877,068	$17,100,341	$16,110,267	$13,788,346
Income from continuing operations	1,527,193	969,490	1,691,093	1,827,691	1,680,551
Income from continuing operations per common share:
Basic	3.05	1.94	3.26	3.31	2.97
Diluted	3.03	1.93	3.24	3.29	2.95
Total assets at year-end	16,250,273	16,081,984	15,203,551	15,525,862	13,880,439
Long-term debt at year-end	2,511,959	2,914,874	1,247,883	1,888,839	955,610
Cash dividends declared per common share	1.30	1.24	1.18	.98	.75

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

INTRODUCTION

Illinois Tool Works Inc. (the “Company” or “ITW”) is a multinational manufacturer of a diversified range of industrial products and equipment with operations in 57 countries. These businesses are internally reported as 60 operating segments to senior management. The Company’s 60 operating segments have been aggregated into the following eight external reportable segments: Transportation; Industrial Packaging; Power Systems & Electronics; Food Equipment; Construction Products; Polymers & Fluids; Decorative Surfaces; and All Other.

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

The results of each segment are analyzed by identifying the effects of changes in the results of the base businesses, newly acquired companies, restructuring costs, goodwill and intangible asset impairment charges, and currency translation on the operating revenues and operating income of each segment. Base businesses are those businesses that have been included in the Company’s results of operations for more than 12 months. The changes to base business operating income include the estimated effects of both operating leverage and changes in variable margins and overhead costs. Operating leverage is the estimated effect of the base business revenue changes on operating income, assuming variable margins remain the same as the prior period. As manufacturing and administrative overhead costs usually do not significantly change as a result of revenues increasing or decreasing, the percentage change in operating income due to operating leverage is usually more than the percentage change in the base business revenues.

A key element of the Company’s business strategy is its continuous 80/20 business process for both existing businesses and new acquisitions. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company’s operations use this 80/20 business process to simplify and focus on the key parts of their business, and as a result, reduce complexity that often disguises what is truly important. The Company’s operations utilize the 80/20 process in various aspects of their businesses. Common applications of the 80/20 business process include:

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for 2010, 2009 and 2008 are summarized as follows:

Dollars in Thousands	2010	2009	2008

Operating revenues	$15,870,376	$13,877,068	$17,100,341
Operating income	2,356,678	1,385,979	2,501,286
Margin %	14.8%	10.0%	14.6%

In 2010 and 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2010 Compared to 2009			2009 Compared to 2008
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	10.8%	44.2%	3.0%	(18.4)%	(51.8)%	(6.0)%
Changes in variable margins and overhead costs	—	6.0	0.6	—	21.2	3.8

	10.8	50.2	3.6	(18.4)	(30.6)	(2.2)

Acquisitions and divestitures	3.0	1.9	(0.2)	4.2	—	(0.6)
Restructuring costs	—	8.9	0.8	—	(4.1)	(0.7)
Impairment of goodwill and intangibles	—	7.5	0.7	—	(4.1)	(0.7)
Translation	0.8	1.5	—	(4.8)	(5.8)	(0.4)
Other	(0.2)	—	(0.1)	0.2	—	—

	14.4%	70.0%	4.8%	(18.8)%	(44.6)%	(4.6)%

Operating Revenues

Revenues increased 14.4% in 2010 versus 2009 primarily due to higher base revenues and revenues from acquisitions. Base revenues increased 10.8% in 2010 versus 2009 as the Company saw improvement in macroeconomic indices across many geographies as worldwide end markets began to recover from the global recession. North American and international base revenues increased 10.9% and 10.4%, respectively, in 2010 versus 2009. End markets associated with transportation, welding, industrial packaging and PC board/electronics showed improvement in 2010. The company anticipates continued macroeconomic improvement in 2011.

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

Operating Income

Operating income increased 70.0% in 2010 versus 2009 primarily due to the increase in base revenues, lower restructuring expenses, and 2009 goodwill and intangible asset impairment charges. Base margins increased 360 basis points primarily due to positive leverage from the increase in base revenues. Additionally, benefits from restructuring projects were partially offset by unfavorable selling price versus material cost comparisons. Lower restructuring expenses in 2010 versus 2009 reflect the Company’s 2009 efforts to reduce costs in response to weak economic conditions. In 2009, the Company recorded impairment charges of $90.0 million and $15.6 million against goodwill and intangibles, respectively, compared to $1.0 million in intangible asset impairment charges in 2010.

Operating income declined 44.6% in 2009 versus 2008 due to the decline in base revenues, the negative effect of currency translation, increased restructuring expenses and increased goodwill and intangible asset impairment charges. In 2009, the Company recorded impairment charges of $90.0 million and $15.6 million against goodwill and intangibles, respectively. The goodwill and intangible asset impairments were primarily related to new reporting units which were acquired over the last few years before the recent economic downturn. These charges were driven primarily by lower current forecasts compared to the expected forecasts at the time the reporting units were acquired. The higher restructuring expenses reflected the Company’s efforts to reduce costs in response to weak economic conditions. Improvements in base variable margins and lower overhead costs increased base margins 380 basis points in 2009, as the cumulative benefits of restructuring projects began to be realized and selling price versus material cost comparisons were favorable. Total margins declined by 460 basis points in 2009 primarily due to the declines in base revenues, restructuring expenses and the goodwill and intangible asset impairment charges.

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:

•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids and polymers for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair;
•	polyester coatings and patch and repair products for the marine industry; and
•	truck remanufacturing and related parts and service.

In 2010, this segment primarily served the automotive original equipment manufacturers and tiers (61%) and automotive aftermarket (25%) markets.

The results of operations for the Transportation segment for 2010, 2009 and 2008 were as follows:

Dollars in Thousands	2010	2009	2008

Operating revenues	$2,531,304	$2,066,446	$2,352,273
Operating income	373,864	143,571	273,088
Margin %	14.8%	6.9%	11.6%

In 2010 and 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2010 Compared to 2009			2009 Compared to 2008
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	20.0%	101.4%	4.7%	(16.2)%	(52.2)%	(5.0)%
Changes in variable margins and overhead costs	—	25.5	1.5	—	23.5	3.3

	20.0	126.9	6.2	(16.2)	(28.7)	(1.7)

Acquisitions and divestitures	2.4	8.1	0.2	9.1	(0.6)	(0.9)
Restructuring costs	—	17.7	1.0	—	(4.1)	(0.6)
Impairment of goodwill and intangibles	—	10.0	0.6	—	(5.3)	(0.7)
Translation	0.1	(2.4)	(0.2)	(5.1)	(8.7)	(0.8)
Other	—	0.1	0.1	—	—	—

	22.5%	160.4%	7.9%	(12.2)%	(47.4)%	(4.7)%

Operating Revenues

Revenues increased 22.5% in 2010 versus 2009 primarily due to the increase in base and acquisition revenues. The increase in acquisition revenue was primarily due to the purchase of a North American automotive aftermarket business in the second quarter of 2010. Worldwide automotive base revenues increased 30.6%. North American automotive base revenues increased 37.8% in 2010 versus 2009 primarily due to an increase in auto builds of approximately 39%. International automotive base revenues increased 25.1% primarily due to an increase in European auto builds of approximately 16% and increased product penetration. The automotive aftermarket businesses, which were less impacted in 2009 by the economic downturn, were virtually flat over the prior year. Base revenues for the truck remanufacturing and related parts and service business declined 5.4% over the prior year.

Revenues declined 12.2% in 2009 versus 2008 due to declines in base revenues and the unfavorable effect of currency translation. Acquisition revenues partially mitigated the base revenue decrease and were primarily related to the purchase of a North American truck remanufacturing and related parts and service business in the third quarter of 2008. Worldwide automotive base revenues declined 19.0% for the full year. North American automotive base revenues declined 23.3% in 2009 due to a decline in auto builds of 32%. International automotive base revenues declined 15.4% in 2009 due to a 24% decline in European auto builds. The automotive aftermarket businesses, which were less impacted by the economic downturn, declined 9.5%.

Operating Income

Operating income increased 160.4% in 2010 versus 2009 primarily due to the increase in base revenues, lower restructuring expenses, 2009 goodwill and intangible asset impairment charges, and income from acquisitions. Base margins increased 620 basis points primarily due to the positive leverage effect of the increase in base revenues described above, benefits from restructuring projects and favorable inventory obsolescence expense comparisons. During the third quarter of 2009, a $12.0 million goodwill impairment charge was recorded in the truck remanufacturing and related parts and service business.

Operating income decreased 47.4% in 2009 versus 2008 primarily due to the decline in base revenues described above, the unfavorable effect of currency translation and higher restructuring expenses. In addition, a $12.0 million goodwill impairment charge was recorded in the third quarter of 2009 related to the North American truck remanufacturing and related parts and service business. The increase in restructuring expenses was primarily due to efforts to reduce costs in response to the decline in worldwide automotive production. Total operating margins declined by 470 basis points primarily due to the decline in base revenues described above, partially offset by reductions in overhead expenses, favorable selling price versus material cost comparisons and benefits of restructuring projects.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:

•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

In 2010, this segment primarily served the general industrial (24%), primary metals (22%), food and beverage (13%) and construction (9%) markets.

The results of operations for the Industrial Packaging segment for 2010, 2009 and 2008 were as follows:

Dollars in Thousands	2010	2009	2008

Operating revenues	$2,276,774	$1,927,442	$2,618,922
Operating income	235,643	88,754	281,134
Margin %	10.3%	4.6%	10.7%

In 2010 and 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2010 Compared to 2009			2009 Compared to 2008
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	14.5%	122.1%	4.3%	(21.6)%	(86.4)%	(8.8)%
Changes in variable margins and overhead costs	—	3.6	0.2	—	30.7	4.2

	14.5	125.7	4.5	(21.6)	(55.7)	(4.6)

Acquisitions	2.3	3.6	(0.1)	1.2	(0.2)	(0.2)
Restructuring costs	—	33.3	1.3	—	(4.4)	(0.6)
Impairment of goodwill and intangibles	—	0.4	—	—	—	—
Translation	1.3	2.4	—	(6.0)	(8.1)	(0.7)
Other	—	0.1	—	—	—	—

	18.1%	165.5%	5.7%	(26.4)%	(68.4)%	(6.1)%

Operating Revenues

Revenues increased 18.1% in 2010 versus 2009 due to the increase in base revenues, revenues from acquisitions and the favorable effect of currency translation. Base revenues increased 23.2% for the North American strapping businesses in 2010 largely due to an increase in steel and plastic strap volume driven by improved industrial production demand in key industries including primary metals and general industrial. The international strapping businesses increased 10.5% while worldwide protective packaging increased 16.4% over the prior period. Acquisition revenue increased primarily due to the purchase of a North American protective packaging business in the fourth quarter of 2009.

Revenues decreased 26.4% in 2009 versus 2008 primarily due to lower base revenues and the unfavorable impact of currency translation. Base revenues declined 35.3% for the North American strapping businesses largely due to declines in consumable and equipment volume in key end markets such as primary metals, construction and general industrial. The international strapping businesses declined 25.6% due to the global decrease in industrial production activity. Worldwide stretch and protective packaging declined 13.8% and 1.3%, respectively.

Operating Income

Operating income increased 165.5% in 2010 versus 2009 primarily due to the increase in base revenues and lower restructuring expenses. Base operating margins increased 450 basis points primarily driven by leverage from the increase in base revenues and restructuring benefits, partially offset by unfavorable selling price versus material cost comparisons. Lower restructuring expenses compared to 2009 increased total operating margins by 130 basis points.

Operating income decreased 68.4% in 2009 versus 2008 primarily due to the negative leverage effect of the decline in base revenues described above, the negative effect of currency translation and higher restructuring expenses. Base margins declined 460 basis points primarily due to the decline in base revenues discussed above, partially offset by favorable selling price versus material cost comparisons and reduced overhead costs as the benefits of restructuring projects began to be realized.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:

•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging; and
•	airport ground support equipment.

In 2010, this segment primarily served the general industrial (46%), electronics (17%) and construction (6%) markets.

The results of operations for the Power Systems & Electronics segment for 2010, 2009 and 2008 were as follows:

Dollars in Thousands	2010	2009	2008

Operating revenues	$1,942,054	$1,601,587	$2,334,121
Operating income	410,352	216,863	461,300
Margin %	21.1%	13.5%	19.8%

In 2010 and 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2010 Compared to 2009			2009 Compared to 2008
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	19.7%	57.6%	4.3%	(31.4)%	(60.5)%	(8.4)%
Changes in variable margins and overhead costs	—	8.8	1.0	—	20.1	5.8

	19.7	66.4	5.3	(31.4)	(40.4)	(2.6)

Acquisitions	0.3	(0.4)	(0.1)	2.5	(0.9)	(0.8)
Restructuring costs	—	8.3	0.9	—	(3.5)	(1.0)
Impairment of goodwill and intangibles	—	13.1	1.5	—	(6.0)	(1.7)
Translation	1.2	1.8	—	(2.4)	(2.3)	(0.2)
Other	0.1	—	—	(0.1)	0.1	—

	21.3%	89.2%	7.6%	(31.4)%	(53.0)%	(6.3)%

Operating Revenues

Revenues increased 21.3% in 2010 versus 2009 primarily due to growth in base business. Worldwide welding base revenues increased 11.0%. North American welding base business revenues increased 15.9% as end markets began to experience recovery, particularly for heavy equipment OEM’s and general manufacturers. Base business revenues for the international welding businesses increased 1.0% in 2010 versus 2009 primarily due to increased oil and gas end market activity, partially offset by declines in Asian shipyard activity. Base revenues for the PC board fabrication businesses increased 71.6% as demand for consumer electronics and capital equipment increased significantly.

Revenues declined 31.4% in 2009 versus 2008 mainly due to declines in base revenues and the negative effect of currency translation. Revenues fell as end market demand declined across the broad spectrum of industries that this segment serves, including key end markets such as commercial construction and general industrial. The revenue decrease was partially offset by 2008 acquisitions, including a welding equipment business and a PC board fabrication business. Worldwide base welding revenues declined 32.6% in 2009. North American welding base businesses declined 36.3% while international welding base businesses declined 23.5%. Base revenues for the electronics businesses fell 29.4% while base revenues in the PC board fabrication businesses fell 44.9%, both largely due to the decline in consumer demand for electronics during 2009.

Operating Income

Operating income increased 89.2% in 2010 versus 2009 mainly due to the favorable leverage effect of the growth in base revenues, 2009 impairment charges and lower restructuring expenses. Base margins increased 530 basis points primarily due to the favorable leverage effect of the growth in base revenues, the cumulative benefits of restructuring projects and favorable product mix, partially offset by unfavorable selling price versus material cost comparisons. During the first quarter of 2009, $24.7 million of goodwill and intangible asset impairment charges were recorded in the PC Board fabrication and welding accessories businesses.

Operating income decreased 53.0% in 2009 versus 2008 primarily due to the declines in base revenues described above, 2009 impairment charges, higher restructuring expenses and the negative effect of currency translation. Goodwill and intangible asset impairment charges of $18.0 million and $6.7 million, respectively, were incurred in the PC board fabrication and welding accessories businesses in the first quarter of 2009. Base margins decreased 260 basis points primarily due to the decline in base revenues, partially offset by favorable selling price versus material cost comparisons, benefits of restructuring projects and lower overhead costs.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales;
•	kitchen exhaust, ventilation and pollution control systems; and
•	food equipment service, maintenance and repair.

In 2010, this segment primarily served the food institutional/restaurant (45%), service (34%) and food retail (16%) markets.

The results of operations for the Food Equipment segment for 2010, 2009 and 2008 were as follows:

Dollars in Thousands	2010	2009	2008

Operating revenues	$1,871,511	$1,859,277	$2,133,186
Operating income	259,707	255,093	320,867
Margin %	13.9%	13.7%	15.0%

In 2010 and 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2010 Compared to 2009			2009 Compared to 2008
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	0.6%	1.7%	0.2%	(9.1)%	(25.4)%	(2.7)%
Changes in variable margins and overhead costs	—	(4.6)	(0.6)	—	13.8	2.3

	0.6	(2.9)	(0.4)	(9.1)	(11.6)	(0.4)

Acquisitions	0.5	(0.2)	(0.1)	1.3	—	(0.2)
Restructuring costs	—	4.5	0.6	—	(3.5)	(0.6)
Translation	(0.4)	0.4	0.1	(5.0)	(5.4)	(0.1)
Other	—	—	—	—	—	—

	0.7%	1.8%	0.2%	(12.8)%	(20.5)%	(1.3)%

Operating Revenues

Revenues increased 0.7% in 2010 versus 2009 as modest base business and acquisition revenue increases were partially offset by the unfavorable effect of currency translation. North American base revenues declined 1.4% in 2010 versus 2009 primarily due to declines in equipment sales for end markets including the lodging and casino markets. Base revenues in the service portion of the business increased 1.5% as customers continued to maintain existing equipment. International base revenues increased 2.4% for the period largely due to increased Asian and Latin American revenue offset by lower European equipment sales in 2010 versus 2009. The acquired revenues were attributable to the acquisition of a European food equipment business in the third quarter of 2010.

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

Operating Income

Operating income increased 1.8% in 2010 versus 2009. Base business margins decreased 40 basis points primarily due to higher overhead expenses and adjustments related to a European business, partially offset by favorable selling price versus material cost comparisons and benefits from restructuring. Lower restructuring expenses in 2010 versus 2009 increased total operating margins by 60 basis points.

Operating income declined 20.5% in 2009 versus 2008 due to the decrease in base revenues described above and the unfavorable effect of currency translation and restructuring expenses. Base margins decreased 40 basis points primarily due to the decline in base revenues, partially offset by margin gains from favorable selling price versus material cost comparisons, benefits from restructuring projects and favorable product mix.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

In 2010, this segment primarily served the residential construction (45%), renovation construction (28%), and commercial construction (23%) markets.

The results of operations for the Construction Products segment for 2010, 2009 and 2008 were as follows:

Dollars in Thousands	2010	2009	2008

Operating revenues	$1,755,028	$1,529,509	$1,990,683
Operating income	200,927	97,871	244,822
Margin %	11.4%	6.4%	12.3%

In 2010 and 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2010 Compared to 2009			2009 Compared to 2008
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	5.0%	31.5%	1.6%	(16.9)%	(59.2)%	(6.3)%
Changes in variable margins and overhead costs	—	63.0	3.8	—	13.3	2.0

	5.0	94.5	5.4	(16.9)	(45.9)	(4.3)

Acquisitions	5.3	0.2	(0.5)	0.7	(1.0)	(0.2)
Restructuring costs	—	(4.8)	(0.3)	—	(1.9)	(0.3)
Translation	4.4	15.4	0.4	(7.0)	(11.2)	(1.1)

	14.7%	105.3%	5.0%	(23.2)%	(60.0)%	(5.9)%

Operating Revenues

Revenues increased 14.7% in 2010 versus 2009 primarily due to an increase in base revenues, revenues from acquisitions and the favorable effect of currency translation. European base revenues increased 8.4% in 2010 primarily due to improved market conditions. Base revenues for the Asia-Pacific region increased 3.7% as market conditions in the Australian residential construction market improved. North American base revenues increased 1.8% primarily due to modest inventory restocking and a one-time licensing agreement settlement in the second quarter of 2010 in the commercial construction business. The North American base business was negatively impacted by an 8% decline in U.S. housing starts on an annualized basis and an 18% decline in commercial construction square footage activity. Acquisition revenue was primarily the result of the purchase of a European business in the second quarter of 2010.

Revenues declined 23.2% in 2009 versus 2008 primarily as a result of the decline in base revenues and the unfavorable effect of currency translation. Base revenues for the North American, European and Asia-Pacific regions decreased 26.7%, 22.9% and 1.1%, respectively, primarily due to weakness in the residential and commercial construction markets in North America and Europe. U.S. housing starts declined 14% on an annualized basis in 2009 versus 2008. In addition, U.S. commercial construction square footage activity fell 46% for the year versus 2008. The Asia-Pacific region outperformed other regions largely due to better customer activity in Australia and New Zealand.

Operating Income

Operating income increased 105.3% in 2010 versus 2009 primarily due to positive leverage from the increase in base revenues described above, lower operating expenses and the favorable effect of currency translation, partially offset by higher restructuring expenses. Base margins increased 540 basis points versus the prior year primarily due to the favorable leverage effect of the increase in base revenues, favorable selling price versus material cost comparisons, favorable inventory obsolescence expense comparisons, benefits from restructuring projects and a favorable one-time licensing agreement settlement in the second quarter of 2010 in the commercial construction business.

Operating income decreased 60.0% in 2009 versus 2008 primarily due to the base revenue decline described above. In addition, the unfavorable effect of currency translation and higher restructuring expenses contributed to the lower income and margins. Base margins declined 430 basis points as reduced operating expenses, including favorable selling price versus material cost comparisons and benefits from restructuring projects, were more than offset by the effect of lower base revenues.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids and hygiene products.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications;
•	hand wipes and cleaners for industrial applications; and
•	pressure-sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

In 2010, this segment primarily served the general industrial (27%), construction (13%), MRO (12%) and automotive aftermarket (10%) markets.

The results of operations for the Polymers & Fluids segment for 2010, 2009 and 2008 were as follows:

Dollars in Thousands	2010	2009	2008

Operating revenues	$1,359,542	$1,195,750	$1,295,972
Operating income	200,295	80,231	190,805
Margin %	14.7%	6.7%	14.7%

In 2010 and 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2010 Compared to 2009			2009 Compared to 2008
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	8.0%	49.9%	2.6%	(12.5)%	(34.7)%	(3.7)%
Changes in variable margins and overhead costs	—	4.9	0.3	—	21.1	3.5

	8.0	54.8	2.9	(12.5)	(13.6)	(0.2)

Acquisitions	4.8	5.7	(0.3)	10.6	(1.8)	(1.2)
Restructuring costs	—	11.7	0.7	—	(4.1)	(0.7)
Impairment of goodwill and intangibles	—	75.3	4.7	—	(31.6)	(5.3)
Translation	0.9	2.1	—	(5.9)	(6.9)	(0.6)
Other	—	—	—	0.1	—	—

	13.7%	149.6%	8.0%	(7.7)%	(58.0)%	(8.0)%

Operating Revenues

Revenues increased 13.7% in 2010 versus 2009 primarily due to an increase in base revenues and revenues from acquisitions. Acquisition revenue was primarily the result of the purchase of four Latin American adhesive businesses in 2009 and a Latin American polymers business in the third quarter of 2010. Total base revenues for both the polymers and fluids businesses increased 8.0% due to recovery in most of the industrial based end markets served by the worldwide polymers and fluids businesses. Growth in the emerging markets of Brazil and China was particularly strong during the year.

Revenues decreased 7.7% in 2009 versus 2008 primarily due to lower base revenues and the unfavorable effect of currency translation, partially offset by revenues from acquisitions. Acquisition revenue was primarily the result of the purchase of a pressure sensitive adhesives business and two construction adhesives businesses in 2008. Total base revenues declined 12.5% primarily due to weakness in worldwide industrial production and construction end markets. Worldwide base revenues for the fluids businesses declined 10.5% while base revenues for the polymers businesses declined 13.8% in 2009.

Operating Income

Operating income increased 149.6% in 2010 versus 2009 primarily due to the increase in base revenues described above, lower restructuring expenses and a 2009 goodwill impairment charge. During the first quarter of 2009, a $60.0 million goodwill impairment charge was recorded against the pressure sensitive adhesives business. Base margins increased 290 basis points versus last year primarily due to the positive leverage effect of the increase in base revenues and benefits of restructuring projects.

Operating income decreased 58.0% in 2009 versus 2008 primarily due to the decline in base revenues and the $60.0 million goodwill impairment charge against the pressure sensitive adhesives business in the first quarter of 2009. Base margins decreased 20 basis points as favorable selling price versus material cost comparisons and the benefits of restructuring projects were more than offset by the effect of lower base revenues. The first quarter 2009 goodwill impairment charge reduced total operating margins by 530 basis points. Additionally, acquisitions diluted margins 120 basis points for the year.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops and other applications.

In the Decorative Surfaces segment, products include:

•	decorative high-pressure laminate for furniture, office and retail space, and countertops; and
•	high-pressure laminate worktops.

In 2010, this segment primarily served the commercial construction (58%), renovation construction (30%) and residential construction (11%) markets.

The results of operations for the Decorative Surfaces segment for 2010, 2009 and 2008 were as follows:

Dollars in Thousands	2010	2009	2008

Operating revenues	$1,007,848	$998,191	$1,230,995
Operating income	104,675	113,725	142,582
Margin %	10.4%	11.4%	11.6%

In 2010 and 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2010 Compared to 2009			2009 Compared to 2008
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	1.1%	4.2%	0.3%	(14.9)%	(51.4)%	(5.0)%
Changes in variable margins and overhead costs	—	(12.7)	(1.4)	—	39.3	5.4

	1.1	(8.5)	(1.1)	(14.9)	(12.1)	0.4

Restructuring costs	—	(0.4)	(0.1)	—	(5.3)	(0.7)
Translation	(0.2)	0.9	0.1	(4.0)	(2.9)	0.2
Other	0.1	—	0.1	—	0.1	(0.1)

	1.0%	(8.0)%	(1.0)%	(18.9)%	(20.2)%	(0.2)%

Operating Revenues

Revenues increased 1.0% in 2010 versus 2009 primarily due to the increase in base revenues. Base revenues increased 3.2% for the North American laminate business primarily due to improvement in the commercial construction sector including office equipment. International base revenues increased 1.2% primarily due to improvements in Asian end markets, partially offset by modest declines in European end markets. Base revenues for the flooring business declined 37.1% as the Company is in the process of closing its flooring business.

Revenues decreased 18.9% in 2009 versus 2008 due to lower base revenues and the unfavorable effect of currency translation. North American laminate base revenues declined 18.9% as a result of the downturn in North American commercial and residential construction. These declines were partially offset by product penetration in the premium high-definition laminate product market. International base revenues declined 9.7% due to European volume declines.

Operating Income

Operating income decreased 8.0% in 2010 versus 2009 primarily due to higher operating costs. Base margins decreased 110 basis points versus the prior year primarily due to costs related to the closing of the flooring business and unfavorable selling price versus material cost comparisons, partially offset by the benefits of restructuring projects and the positive leverage of the increase in base revenues.

Operating income decreased 20.2% in 2009 versus 2008 primarily due to the decline in base revenues, increased restructuring expenses and the unfavorable effect of currency translation. Base margins increased 40 basis points primarily due to favorable selling price versus material cost comparisons, benefits from restructuring projects and higher margins on the high-definition laminate product, partially offset by the effect of lower base revenues.

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

In 2010, this segment primarily served the general industrial (26%), food and beverage (17%), consumer durables (14%), electronics (6%) and food retail/service (5%) markets.

The results of operations for the All Other segment for 2010, 2009 and 2008 were as follows:

Dollars in Thousands	2010	2009	2008

Operating revenues	$3,219,272	$2,764,141	$3,198,433
Operating income	571,215	389,871	586,688
Margin %	17.7%	14.1%	18.3%

In 2010 and 2009, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2010 Compared to 2009			2009 Compared to 2008
			% Point Increase			% Point Increase
	% Increase (Decrease)		(Decrease)	% Increase (Decrease)		(Decrease)
	Operating	Operating	Operating	Operating	Operating	Operating
	Revenues	Income	Margins	Revenues	Income	Margins

Base business:
Revenue change/Operating leverage	10.5%	34.9%	3.1%	(17.5)%	(43.4)%	(5.7)%
Changes in variable margins and overhead costs	—	0.5	0.1	—	17.7	3.9

	10.5	35.4	3.2	(17.5)	(25.7)%	(1.8)

Acquisitions and divestitures	6.1	2.4	(0.7)	7.5	2.0	(0.9)
Restructuring costs	—	8.8	1.1	—	(5.3)	(1.2)
Impairment of goodwill and intangibles	—	0.2	—	—	(0.3)	—
Translation	(0.2)	(0.3)	—	(3.6)	(4.3)	(0.3)
Other	0.1	—	—	—	0.1	—

	16.5%	46.5%	3.6%	(13.6)%	(33.5)%	(4.2)%

Operating Revenues

Revenues increased 16.5% in 2010 versus 2009 primarily due an increase in base business revenues and revenues from acquisitions. The acquisition revenue was primarily due to the purchase of a consumer packaging business in the fourth quarter of 2009. Base business revenues increased 7.8% for the test and measurement businesses due to increased demand for capital equipment, particularly in the Asia-Pacific region. Base revenues increased 6.7% in 2010 versus 2009 for the consumer packaging business due to improvement in decorating end markets. Base revenues for the industrial plastics and metals businesses improved 15.1% due to increased demand for domestic appliances. Base revenues increased 16.3% for the finishing businesses due to improved North American and international industrial end market demand.

Revenues decreased 13.6% in 2009 versus 2008 primarily due to the decline in base business revenues and the unfavorable effect of currency translation, partially offset by an increase in revenues from acquired companies. The acquisition revenue was primarily related to the purchase of two test and measurement businesses in 2008. Base revenues declined 15.6%, 12.2%, 21.5% and 32.5%, for the test and measurement, consumer packaging, industrial plastics and metals and finishing businesses, respectively, due to negative industrial production trends and the related impact of weak end market and capital equipment demand across the broad spectrum of industries this segment serves.

Operating Income

Operating income increased 46.5% in 2010 versus 2009 primarily due to the growth in base revenues and lower restructuring expenses. Base margins increased 320 basis points primarily due to the positive leverage effect from the increase in base revenues and benefits from past restructuring projects, partially offset by unfavorable selling price versus material cost comparisons. In addition, lower restructuring costs increased total operating margins by 110 basis points. Acquisitions and divestitures diluted total operating margins by 70 basis points in 2010.

Operating income declined 33.5% in 2009 versus 2008 primarily due to the decline in base revenues described above, higher restructuring expenses and the unfavorable effect of currency translation, partially offset by increased income from acquisitions. Base margins decreased 180 basis points as favorable selling price versus material cost comparisons and benefits from restructuring projects were more than offset by the effect of lower base revenues. Additionally, acquisitions diluted total margins by 90 basis points.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $212.9 million in 2010 and $203.2 million in 2009, versus $184.4 million in 2008, due to intangible asset amortization related to newly acquired businesses.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

Total goodwill and other intangible asset impairment charges by segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

In Thousands	2010	2009	2008

Transportation	$—	$14,414	$13
Industrial Packaging	—	386	—
Power Systems & Electronics	—	28,337	824
Food Equipment	—	46	—
Polymers & Fluids	—	60,416	251
All Other	1,006	1,969	487

	$1,006	$105,568	$1,575

The Company recorded $1.0 million of intangible asset impairment charges in 2010 versus $105.6 million of goodwill and other intangible asset impairment charges in 2009. The 2009 charges were primarily due to goodwill impairment charges related to the pressure sensitive adhesives reporting unit of $60.0 million, the PC board fabrication reporting unit of $18.0 million and the truck remanufacturing and related parts and service reporting unit of $12.0 million. Impairment of goodwill and other intangible assets was $105.6 million in 2009 versus $1.6 million in 2008. See the Goodwill and Intangible Assets note in Item 8. Financial Statements and Supplementary Data for further details of the impairment charges.

INTEREST EXPENSE

Interest expense increased to $175.5 million in 2010 versus $164.8 million in 2009 primarily due to interest on the 6.25% and 5.15% notes which were issued in March 2009, partially offset by lower interest related to the 5.75% notes repaid at maturity in March 2009, and lower commercial paper borrowings. Interest expense increased to $164.8 million in 2009 versus $154.5 million in 2008 primarily due to interest on the 6.25% and 5.15% notes, partially offset by lower interest related to the 5.75% notes, lower interest related to the 6.875% notes repaid at maturity in November 2008, and lower commercial paper rates and borrowings. The weighted-average interest rate on commercial paper was 0.2% in 2010, 0.3% in 2009 and 2.4% in 2008.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $30.8 million in 2010 versus expense of $7.4 million in 2009. The increase was primarily due to gains on disposal of operating affiliates of $12.8 million (versus a loss of $6.7 million in 2009), and higher income from investments of $20.8 million (versus $4.9 million in 2009).

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

INCOME TAXES

The effective tax rate was 31.0% in 2010, 20.1% in 2009 and 28.1% in 2008. The effective tax rate for 2010 was unfavorably impacted by the discrete tax charge of $21.9 million in the first quarter of 2010 related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, signed into law in March 2010. The effective tax rate for 2009 was favorably impacted by discrete tax adjustments in the fourth quarter of $85.5 million related to a global legal structure reorganization and $77.5 million related to a favorable settlement reached with the German tax authorities. In the above mentioned reorganization, the Company reorganized its ownership structure in certain U.S. and foreign subsidiaries in the fourth quarter of 2009 and made an election regarding the U.S. tax treatment of a foreign subsidiary. The Company recorded a reduction in tax expense primarily for the effect of the resulting foreign tax credits. Also during the fourth quarter of 2009, the Company finalized a settlement with the German tax authorities primarily regarding the treatment of an intercompany financing transaction which resulted in the reversal of previously established tax reserves as a reduction of tax expense.

The Company has been litigating its dispute with the Australian Tax Office over the tax treatment of an intercompany financing transaction between the U.S. and Australia. The case was heard before the Federal Court of Australia, Victoria, in September 2010. The proceedings result from the Company’s appeal of a decision by the Australian Tax Commissioner to disallow income tax deductions for income tax years 2002 through 2005 and the assessment of withholding taxes for income tax year 2003. The Company also contested the Commissioner’s similar determination for income tax years 2006 and 2007; however, the parties agreed to defer the appeal of that determination until a decision was made on the earlier years. On February 4, 2011, the Federal Court of Australia decided in the Company’s favor with respect to a significant portion of the income tax deductions. The Court issued the final orders on February 18, 2011. Based on this decision, the Company expects in 2011 to decrease its unrecognized tax benefits related to this matter by approximately $186 million and decrease tax expense by approximately $166 million. The Australian Tax Office has 21 days from the date the Court issued its final orders to appeal the decision.

See the Income Taxes note in Item 8. Financial Statements and Supplementary Data for a reconciliation of the U.S. Federal statutory rate to the effective tax rate.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations in 2010 of $1.5 billion ($3.03 per diluted share) was 57.5% higher than 2009 income of $969.5 million ($1.93 per diluted share). Income from continuing operations in 2009 was 42.7% lower than 2008 income of $1.7 billion ($3.24 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies increased operating revenues by approximately $153 million in 2010 and increased income from continuing operations by approximately 6 cents per diluted share. The strengthening of the U.S. dollar against foreign currencies decreased operating revenues by approximately $653 million in 2009 and decreased income from continuing operations by approximately 10 cents per diluted share.

DISCONTINUED OPERATIONS

Loss from discontinued operations was $22.5 million in 2009 versus $172.1 million in 2008, primarily due to 2008 impairment on goodwill of $132.6 million, and a loss reserve on assets held for sale of $64.0 million partially offset by gains on sales of discontinued operations in 2008 versus losses in 2009. See the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for further information.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, new accounting guidance was issued on multiple-deliverable revenue arrangements. The new accounting guidance amends the accounting for multiple-deliverable arrangements to enable the vendor to account for products or services separately rather than as a combined unit. The guidance establishes a hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence, (2) third-party evidence or (3) estimates. The Company will adopt the new accounting guidance on January 1, 2011 and does not expect the new guidance to materially affect the Company’s financial position or results of operations.

2011 INTERNATIONAL REPORTING CHANGE

Effective January 1, 2011, the Company will be eliminating the one month lag for the reporting of its international operations outside of North America. As a result, the Company will report both North American and international results on a calendar year basis. Prior to this, the international fiscal reporting period began in December and ended in November.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. Management continues to believe that internally generated cash flows will be adequate to service debt, continue to pay dividends, to finance internal growth and to fund small to medium-sized acquisitions.

The primary uses of liquidity are:

•	dividend payments — the Company’s dividend payout guidelines are 30% to 45% of the last two years’ average free operating cash flow;
•	acquisitions; and
•	any excess liquidity may be used for share repurchases.

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

Summarized cash flow information for the three years ended December 31, 2010, 2009 and 2008 was as follows:

In Thousands	2010	2009	2008

Net cash provided by operating activities	$1,560,790	$2,146,589	$2,222,224
Additions to plant and equipment	(286,172)	(247,102)	(362,312)

Free operating cash flow	$1,274,618	$1,899,487	$1,859,912

Cash dividends paid	$(636,200)	$(619,681)	$(598,690)
Acquisitions	(433,403)	(281,674)	(1,546,982)
Repurchases of common stock	(350,000)	—	(1,390,594)
Net proceeds (repayments) of debt	(185,364)	(736,470)	1,467,613
Effect of exchange rate changes on cash and equivalents	(34,747)	183,722	(82,002)
Other	236,362	130,438	206,169

Net increase (decrease) in cash and equivalents	$(128,734)	$575,822	$(84,574)

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. Through December 31, 2010, the Company repurchased 47.9 million shares of its common stock under this program at an average price of $44.48 per share. There are approximately $871 million of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. The Company believes that ROIC is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and cash equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the year and at the end of each quarter. ROIC for the three years ended December 31, 2010, 2009, and 2008 was as follows:

Dollars in Thousands	2010	2009	2008

Operating income	$2,356,678	$1,385,979	$2,501,286
Taxes (31.0%, 20.1% and 28.1%, respectively)	(729,628)	(278,998)	(702,611)

Operating income after taxes	$1,627,050	$1,106,981	$1,798,675

Invested Capital:
Trade receivables	$2,678,084	$2,491,492	$2,571,987
Inventories	1,547,447	1,356,233	1,774,697
Net plant and equipment	2,023,045	2,136,527	2,109,432
Investments	441,606	451,293	465,894
Goodwill and intangible assets	6,573,943	6,584,149	6,297,219
Accounts payable and accrued expenses	(2,147,516)	(2,048,966)	(1,999,097)
Net assets held for sale	—	—	61,525
Other, net	(95,655)	(343,069)	(667,660)

Total invested capital	$11,020,954	$10,627,659	$10,613,997

Average invested capital	$10,645,278	$10,390,424	$11,235,625

Return on average invested capital	15.3%	10.7%	16.0%

The 460 basis point increase in ROIC in 2010 versus 2009 was the result of after-tax operating income increasing 47.0%, primarily due to an increase in base business, while average invested capital increased slightly.

The 530 basis point decrease in ROIC in 2009 versus 2008 was the result of after-tax operating income decreasing 38.5%, resulting from the economic downturn, while average invested capital decreased 7.5%.

Working Capital

Net working capital at December 31, 2010 and 2009 is summarized as follows:

			Increase
Dollars in Thousands	2010	2009	(Decrease)

Current Assets:
Cash and equivalents	$1,190,038	$1,318,772	$(128,734)
Trade receivables	2,678,084	2,491,492	186,592
Inventories	1,547,447	1,356,233	191,214
Other	552,832	508,098	44,734

	5,968,401	5,674,595	293,806

Current Liabilities:
Short-term debt	317,787	213,681	104,106
Accounts payable and accrued expenses	2,147,516	2,048,966	98,550
Other	628,289	572,991	55,298

	3,093,592	2,835,638	257,954

Net Working Capital	$2,874,809	$2,838,957	$35,852

Current Ratio	1.93	2.00

Debt

Total debt at December 31, 2010 and 2009 was as follows:

			Increase
Dollars in Thousands	2010	2009	(Decrease)

Short-term debt	$317,787	$213,681	$104,106
Long-term debt	2,511,959	2,914,874	(402,915)

Total debt	$2,829,746	$3,128,555	$(298,809)

Total debt to total capitalization	23.2%	26.2%

The Company issues commercial paper to fund general corporate needs and to fund small and medium-sized acquisitions. As of December 31, 2010, the Company had no amounts outstanding under its commercial paper program. The Company has committed lines of credit of $2.5 billion in the U.S. to support the potential issuances of commercial paper. Of this amount, $1.0 billion is provided under a line of credit agreement with a termination date of June 10, 2011 and $1.0 billion is provided under a line of credit agreement with a termination date of June 11, 2013. The remaining $500 million is provided under a revolving credit facility that terminates on June 15, 2012. No amounts are outstanding under these three facilities. The Company’s foreign operations also have unused capacity on uncommitted facilities of approximately $318 million.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary. The Company’s targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions.

Stockholders’ Equity

The changes to stockholders’ equity during 2010 and 2009 were as follows:

In Thousands	2010	2009

Beginning balance	$8,817,876	$7,675,091
Net income	1,527,193	947,009
Cash dividends declared	(649,709)	(620,679)
Repurchases of common stock	(350,000)	—
Stock option and restricted stock activity	186,818	165,007
Currency translation adjustments	(180,149)	716,208
Other	29,217	(64,760)

Ending balance	$9,381,246	$8,817,876

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s significant contractual obligations as of December 31, 2010 were as follows:

						2016 and
In Thousands	2011	2012	2013	2014	2015	Future Years

Total long-term debt	$252,236	$16,572	$6,132	$1,776,592	$2,688	$709,975
Interest payments on notes and preferred debt securities	153,509	136,873	136,635	107,305	43,982	154,006
Minimum lease payments	150,509	109,472	83,673	58,649	43,952	73,956

	$556,254	$262,917	$226,440	$1,942,546	$90,622	$937,937

As of December 31, 2010, the Company has recorded income taxes payable, including liabilities for unrecognized tax benefits, of $459.1 million. The Company is not able to reasonably estimate the timing of payments related to the liabilities for unrecognized tax benefits.

At December 31, 2010, the Company had open stand-by letters of credit of approximately $181 million, substantially all of which expire in 2011. The Company had no other significant off-balance sheet commitments at December 31, 2010.

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

In addition, for approximately half of the U.S. inventories, the Company has elected to use the last-in, first-out (“LIFO”) method of inventory costing. Generally, this method results in a lower inventory value than the first-in, first-out (“FIFO”) method due to the effects of inflation.

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

Goodwill and Intangible Assets — The Company’s business acquisitions typically result in recording goodwill and intangible assets, which are a significant portion of the Company’s total assets and affect the amount of amortization expense and impairment charges that the Company could incur in future periods. The Company follows the guidance prescribed in the accounting standards to test goodwill and intangible assets for impairment. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its 60 reporting units to the carrying value of each reporting unit to determine if a goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill. In calculating the fair value of the reporting units, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and intangible assets.

In the third quarter of 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter. This constituted a change in method of applying an accounting principle that the Company believes is preferable. The change was made to better align the timing of the Company’s goodwill impairment assessment with the Company’s annual business planning and forecasting process.

Goodwill and other intangible asset impairment charges related to continuing operations were $1.0 million in 2010, $105.6 million in 2009 and $1.6 million in 2008. The impairments during 2009 were primarily related to new reporting units which were acquired over the last few years before the recent economic downturn. These charges were driven primarily by lower current forecasts compared to the expected forecasts at the time the reporting units were acquired. See the Goodwill and Intangible Assets note in Item 8. Financial Statements and Supplementary Data for further discussion of the relative carrying values and fair values of the reporting units related to these impairment charges.

As of December 31, 2010, the Company had goodwill and intangible assets of $6.6 billion allocated to its 60 reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its 60 reporting units that have goodwill and intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and therefore have been able to improve their performance, primarily as a result of the application of the Company’s 80/20 business simplification process. The amount of goodwill and intangible assets allocated to individual reporting units range from approximately $3 million to $740 million, with the average amount equal to $110 million.

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. A 25 basis point decrease in the discount rate would increase the present value of the U.S. primary pension plan obligation by approximately $32 million.

The expected long-term return on plan assets is based on historical and expected long-term returns for similar investment allocations among asset classes. For the U.S. primary pension plan, the Company’s assumption for the expected return on plan assets was 8.0% for 2010 and will be 8.0% for 2011. A 25 basis point decrease in the expected return on plan assets would increase the annual pension expense by approximately $3 million. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for information on how this rate is determined.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt.

The following table presents the Company’s debt for which fair value is subject to changing market interest rates:

				6.55%
	5.25%	5.15%	6.25%	Preferred Debt	4.88%
	Euro Notes Due	Notes Due	Notes Due	Securities Due	Notes Due thru
In Thousands	Oct 1, 2014	April 1, 2014	April 1, 2019	Dec 31, 2011	Dec 31, 2020

As of December 31, 2010:
Estimated cash outflow by year of principal maturity
2011	$—	$—	$—	$250,000	$—
2012	—	—	—	—	10,233
2013	—	—	—	—	4,312
2014	973,575	800,000	—	—	2,664
2015	—	—	—	—	1,018
2016 and thereafter	—	—	700,000	—	3,727
Estimated fair value	1,066,454	882,480	816,200	263,750	23,471
Carrying value	972,848	799,567	699,903	249,949	21,954

As of December 31, 2009:
Total estimated cash outflow	$1,126,275	$800,000	$700,000	$250,000	$27,667
Estimated fair value	1,192,860	870,176	781,158	267,500	28,815
Carrying value	1,125,241	799,447	699,894	249,902	27,667

Foreign Currency Risk

The Company operates in the United States and 56 other countries. In general, the Company’s products are primarily manufactured and sold within the same country. The initial funding for the foreign manufacturing operations was provided primarily through the permanent investment of equity capital from the U.S. parent company. Therefore, the Company and its subsidiaries do not have significant assets or liabilities denominated in currencies other than their functional currencies. As such, the Company does not have any significant derivatives or other financial instruments that are subject to foreign currency risk at December 31, 2010 or 2009.

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

ITW management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ David B. Speer	/s/ Ronald D. Kropp
David B. Speer	Ronald D. Kropp
Chairman & Chief Executive Officer February 25, 2011	Senior Vice President & Chief Financial Officer February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Illinois Tool Works Inc.:

We have audited the accompanying statement of financial position of Illinois Tool Works Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, income reinvested in the business, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Tool Works Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Chicago, Illinois
February 25, 2011

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
	2010	2009	2008
In Thousands except for per share amounts

Operating Revenues	$15,870,376	$13,877,068	$17,100,341
Cost of revenues	10,240,448	9,144,852	11,186,871
Selling, administrative, and research and development expenses	3,059,360	3,037,439	3,226,199
Amortization of intangible assets	212,884	203,230	184,410
Impairment of goodwill and other intangible assets	1,006	105,568	1,575

Operating Income	2,356,678	1,385,979	2,501,286
Interest expense	(175,456)	(164,839)	(154,458)
Other income (expense)	30,771	(7,350)	4,710

Income from Continuing Operations Before Income Taxes	2,211,993	1,213,790	2,351,538
Income taxes	684,800	244,300	660,445

Income from Continuing Operations	1,527,193	969,490	1,691,093
Loss from Discontinued Operations	—	(22,481)	(172,090)

Net Income	$1,527,193	$947,009	$1,519,003

Income Per Share from Continuing Operations:
Basic	$3.05	$1.94	$3.26

Diluted	$3.03	$1.93	$3.24

Loss Per Share from Discontinued Operations:
Basic	$—	$(0.04)	$(0.33)

Diluted	$—	$(0.04)	$(0.33)

Net Income Per Share:
Basic	$3.05	$1.89	$2.93

Diluted	$3.03	$1.89	$2.91

The Notes to Financial Statements are an integral part of this statement.

Statement of Income Reinvested in the Business
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In Thousands	2010	2009	2008

Beginning Balance	$9,521,740	$9,196,465	$9,879,065
Net income	1,527,193	947,009	1,519,003
Cash dividends declared	(649,709)	(620,679)	(604,988)
Retirement of treasury shares	—	—	(1,583,827)
Cumulative effect of adopting new accounting guidance, net of tax	—	(1,055)	(12,788)

Ending Balance	$10,399,224	$9,521,740	$9,196,465

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In Thousands	2010	2009	2008

Net Income	$1,527,193	$947,009	$1,519,003
Other Comprehensive Income:
Foreign currency translation adjustments	(180,149)	716,208	(874,952)
Pension and other postretirement benefit adjustments, net of tax	24,966	(62,271)	(432,618)

Comprehensive Income	$1,372,010	$1,600,946	$211,433

The Notes to Financial Statements are an integral part of these statements.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In Thousands except shares	2010	2009

Assets

Current Assets:
Cash and equivalents	$1,190,038	$1,318,772
Trade receivables	2,678,084	2,491,492
Inventories	1,547,447	1,356,233
Deferred income taxes	301,591	231,858
Prepaid expenses and other current assets	251,241	276,240

Total current assets	5,968,401	5,674,595

Plant and Equipment:
Land	259,109	247,911
Buildings and improvements	1,547,895	1,589,534
Machinery and equipment	3,870,773	3,945,692
Equipment leased to others	184,944	182,485
Construction in progress	97,879	90,908

Gross plant and equipment	5,960,600	6,056,530
Accumulated depreciation	(3,937,555)	(3,920,003)

Net plant and equipment	2,023,045	2,136,527

Investments	441,606	451,293
Goodwill	4,879,312	4,860,732
Intangible assets	1,694,631	1,723,417
Deferred income taxes	623,344	673,044
Other assets	619,934	562,376

	$16,250,273	$16,081,984

Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term debt	$317,787	$213,681
Accounts payable	754,117	689,572
Accrued expenses	1,393,399	1,359,394
Cash dividends payable	169,233	155,724
Income taxes payable	459,056	417,267

Total current liabilities	3,093,592	2,835,638

Noncurrent Liabilities:
Long-term debt	2,511,959	2,914,874
Deferred income taxes	186,935	207,677
Other liabilities	1,076,541	1,305,919

Total noncurrent liabilities	3,775,435	4,428,470

Stockholders’ Equity:
Common stock:
Issued — 538,505,782 shares in 2010 and 535,010,960 shares in 2009	5,385	5,350
Additional paid-in-capital	460,806	270,985
Income reinvested in the business	10,399,224	9,521,740
Common stock held in treasury	(1,740,682)	(1,390,594)
Accumulated other comprehensive income	245,543	400,726
Noncontrolling interest	10,970	9,669

Total stockholders’ equity	9,381,246	8,817,876

	$16,250,273	$16,081,984

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In Thousands	2010	2009	2008

Cash Provided by (Used for) Operating Activities:
Net income	$1,527,193	$947,009	$1,519,003
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	334,388	366,127	367,615
Amortization and impairment of goodwill and other intangible assets	213,890	308,798	324,292
Change in deferred income taxes	(150,369)	(477,582)	(97,807)
Provision for uncollectible accounts	5,021	16,191	15,405
(Gain) loss on sale of plant and equipment	(924)	1,856	4,245
Income from investments	(20,808)	(4,944)	(17,017)
(Gain) loss on disposal of operations and affiliates	(12,783)	34,315	43,522
Stock compensation expense	56,443	51,858	41,686
Other non-cash items, net	(1,503)	(1,548)	2,731
Change in assets and liabilities:
(Increase) decrease in —
Trade receivables	(238,213)	336,873	263,478
Inventories	(177,761)	572,679	(97,319)
Prepaid expenses and other assets	(51,203)	8,939	(76,146)
Increase (decrease) in —
Accounts payable	69,450	(84,526)	(191,856)
Accrued expenses and other liabilities	81,926	(256,171)	(21,141)
Income taxes receivable and payable	(73,992)	324,231	147,660
Other, net	35	2,484	(6,127)

Net cash provided by operating activities	1,560,790	2,146,589	2,222,224

Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(433,403)	(281,674)	(1,546,982)
Additions to plant and equipment	(286,172)	(247,102)	(362,312)
Purchases of investments	(16,047)	(17,586)	(19,583)
Proceeds from investments	25,322	20,215	26,932
Proceeds from sale of plant and equipment	18,102	28,590	23,393
Proceeds from sale of operations and affiliates	62,958	17,259	106,053
Other, net	22,396	(23,824)	9,182

Net cash used for investing activities	(606,844)	(504,122)	(1,763,317)

Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(636,200)	(619,681)	(598,690)
Issuance of common stock	114,844	101,733	56,189
Repurchases of common stock	(350,000)	—	(1,390,594)
Net proceeds (repayments) of debt with original maturities of three months or less	(152,037)	(1,610,262)	1,510,374
Proceeds from debt with original maturities of more than three months	759	2,159,140	118,662
Repayments of debt with original maturities of more than three months	(34,086)	(1,285,348)	(161,423)
Excess tax benefits from share-based compensation	8,787	4,051	4,003

Net cash used for financing activities	(1,047,933)	(1,250,367)	(461,479)

Effect of Exchange Rate Changes on Cash and Equivalents	(34,747)	183,722	(82,002)

Cash and Equivalents:
Increase (decrease) during the year	(128,734)	575,822	(84,574)
Beginning of year	1,318,772	742,950	827,524

End of year	$1,190,038	$1,318,772	$742,950

Cash Paid During the Year for Interest	$175,682	$153,971	$157,175

Cash Paid During the Year for Income Taxes, Net of Refunds	$903,045	$364,383	$619,885

Liabilities Assumed from Acquisitions	$180,803	$57,863	$577,035

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

The Notes to Financial Statements furnish additional information on items in the financial statements. The notes have been arranged in the same order as the related items appear in the statements.

Illinois Tool Works Inc. (the “Company” or “ITW”) is a multinational manufacturer of a diversified range of industrial products and equipment with operations in 57 countries. The Company primarily serves the construction, general industrial, automotive and food institutional/restaurant markets.

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

Discontinued Operations — The Company periodically reviews its operations for businesses which may no longer be aligned with its long-term objectives. In August 2008, the Company’s Board of Directors authorized the divestiture of the Click Commerce industrial software business which was previously reported in the All Other segment. In the second quarter of 2009, the Company completed the sale of the Click Commerce business.

In 2009, the Company sold an automotive components business. In 2008, the Company sold a consumer packaging business.

Results of the discontinued operations for the years ended December 31, 2009 and 2008 were as follows:

In Thousands	2009	2008

Operating revenues	$26,498	$117,553

Loss before taxes	$(33,678)	$(171,629)
Income tax (expense) benefit	11,197	(461)

Loss from discontinued operations	$(22,481)	$(172,090)

In 2009, loss before taxes includes losses on disposals of $27,665,000 on the Click Commerce and automotive components businesses.

In 2008, loss before taxes includes goodwill impairment charges of $132,563,000 related to the Click Commerce business and losses on anticipated sale of $64,000,000 related to the Click Commerce and the automotive components businesses. Also included are gains on disposals of $19,942,000, primarily related to the completed divestiture of a consumer packaging business.

Notes to Financial Statements — (Continued)

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

In Thousands except number of acquisitions	2010	2009	2008

Number of acquisitions	24	20	50
Net cash paid during the year	$433,403	$281,674	$1,546,982

The premium over tangible net assets recorded for acquisitions based on purchase price allocations during 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	Weighted-		Weighted-		Weighted-
	Average	Premium	Average	Premium	Average	Premium
In Thousands except for weighted- average lives (years)	Life	Recorded	Life	Recorded	Life	Recorded

Goodwill		$184,209		$95,887		$676,235
Amortizable intangible assets:
Customer lists and relationships	11.8	82,293	10.7	48,152	12.6	416,904
Patents and proprietary technology	11.2	34,365	12.3	30,421	12.7	111,593
Trademarks and brands	15.7	47,407	14.0	19,732	16.0	140,158
Noncompete agreements	3.0	2,169	6.2	8,859	3.2	25,637
Other	5.1	12,190	4.4	6,846	2.3	15,326

Total amortizable intangible assets	12.1	178,424	10.3	114,010	12.7	709,618
Indefinite-lived intangible assets:
Trademarks and brands		13,008		12,254		39,488

Total premium recorded		$375,641		$222,151		$1,425,341

Of the total goodwill recorded for acquisitions, the Company expects goodwill of $48,835,000 in 2010, $72,167,000 in 2009, and $83,694,000 in 2008 will be tax deductible.

On January 1, 2009, the Company adopted new accounting guidance related to business combinations. The new accounting guidance requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. The new guidance also requires prospectively that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. Upon adoption of the new guidance, the Company recorded an after-tax charge to equity of $1,055,000 in 2009.

Operating Revenues are recognized when persuasive evidence of an arrangement exists, product has shipped and the risks and rewards of ownership have transferred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured, which is generally at the time of product shipment. Typical sales arrangements are for standard products and provide for transfer of ownership and risk of loss at the time of shipment. In limited circumstances where significant obligations to the customer are unfulfilled at the time of shipment, typically involving installation and customer acceptance, revenue recognition is deferred until such obligations have been completed. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are estimated at the time of sale based on historical experience and known trends and are recorded as a reduction in reported revenues. No single customer accounted for more than 5% of consolidated revenues in 2010, 2009 or 2008.

In October 2009, new accounting guidance was issued on multiple-deliverable revenue arrangements. The new accounting guidance amends the accounting for multiple-deliverable arrangements to enable the vendor

Notes to Financial Statements — (Continued)

to account for product or services separately rather than as a combined unit. The guidance establishes a hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence, (2) third-party evidence or (3) estimates. The Company will adopt the new accounting guidance on January 1, 2011 and does not expect the new guidance to materially affect the Company’s financial position or results of operations.

Research and Development Expenses are recorded as expense in the year incurred. These costs were $220,462,000 in 2010, $198,536,000 in 2009 and $212,658,000 in 2008.

Rental Expense was $170,339,000 in 2010, $175,092,000 in 2009 and $161,810,000 in 2008. Future minimum lease payments for the years ending December 31 are as follows:

In Thousands

2011	$150,509
2012	109,472
2013	83,673
2014	58,649
2015	43,952
2016 and future years	73,956

$520,211

Advertising Expenses are recorded as expense in the year incurred. These costs were $87,121,451 in 2010, $79,259,000 in 2009 and $107,395,000 in 2008.

Other Income (Expense) consisted of the following:

In Thousands	2010	2009	2008

Interest income	$22,420	$17,551	$29,392
Investment income	20,808	4,944	17,017
Losses on foreign currency transactions	(16,015)	(24,948)	(1,407)
German transfer tax settlement	(3,563)	—	(44,002)
Other, net	7,121	(4,897)	3,710

	$30,771	$(7,350)	$4,710

Notes to Financial Statements — (Continued)

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. The components of the provision for income taxes were as shown below:

In Thousands	2010	2009	2008

U.S. Federal income taxes:
Current	$428,848	$229,929	$329,200
Deferred	(64,369)	(13,861)	(8,866)
Benefit of net operating loss and foreign tax credits carryforwards	—	(86,022)	—

	$364,479	$130,046	$320,334

Foreign income taxes:
Current	$269,904	$369,766	$285,476
Deferred	19,452	(235,341)	6,189
Benefit of net operating loss carryforwards	(11,741)	(32,910)	(1,532)

	$277,615	$101,515	$290,133

State income taxes:
Current	$53,011	$42,182	$78,285
Deferred	(3,127)	(25,500)	(28,307)
Benefit of net operating loss carryforwards	(7,178)	(3,943)	—

	$42,706	$12,739	$49,978

	$684,800	$244,300	$660,445

Income from continuing operations before income taxes for domestic and foreign operations was as follows:

In Thousands	2010	2009	2008

Domestic	$1,242,276	$499,654	$1,198,006
Foreign	969,717	714,136	1,153,532

	$2,211,993	$1,213,790	$2,351,538

The reconciliation between the U.S. Federal statutory tax rate and the effective tax rate was as follows:

	2010	2009	2008

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. Federal tax benefit	1.1	0.8	1.6
Nondeductible goodwill impairment	—	2.5	—
Differences between U.S. Federal statutory and foreign tax rates	(2.4)	(3.3)	(3.2)
Nontaxable foreign interest income	(2.9)	(4.6)	(3.1)
Foreign tax credit related to a global legal structure reorganization	—	(7.0)	—
German tax audit settlement	—	(4.7)	—
Tax effect of foreign dividends	0.4	1.3	0.2
Tax relief for U.S. manufacturers	(1.2)	(0.8)	(1.0)
Other, net	1.0	0.9	(1.4)

Effective tax rate	31.0%	20.1%	28.1%

Notes to Financial Statements — (Continued)

Deferred U.S. Federal income taxes and foreign withholding taxes have not been provided on the remaining undistributed earnings of certain international subsidiaries of approximately $5,700,000,000 as of December 31, 2010 and 2009, as these earnings are considered permanently invested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

The components of deferred income tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010		2009
In Thousands	Asset	Liability	Asset	Liability

Goodwill and intangible assets	$487,911	$(849,456)	$524,899	$(792,361)
Inventory reserves, capitalized tax cost and LIFO inventory	65,913	(11,961)	65,598	(15,745)
Investments	33,849	(57,196)	33,133	(59,324)
Plant and equipment	35,087	(90,346)	36,879	(91,672)
Accrued expenses and reserves	329,552	—	114,242	—
Employee benefit accruals	334,372	—	327,991	—
Foreign tax credit carryforwards	96,232	—	211,301	—
Net operating loss carryforwards	516,766	—	511,576	—
Capital loss carryforwards	32,451	—	31,055	—
Allowances for uncollectible accounts	19,857	—	17,992	—
Pension liabilities	116,164	—	131,647	—
Other	113,561	(33,550)	119,128	(34,388)

Gross deferred income tax assets (liabilities)	2,181,715	(1,042,509)	2,125,441	(993,490)
Valuation allowances	(401,206)	—	(434,726)	—

Total deferred income tax assets (liabilities)	$1,780,509	$(1,042,509)	$1,690,715	$(993,490)

Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.  The valuation allowances recorded at December 31, 2010 and 2009 relate primarily to certain net operating loss carryforwards and capital loss carryforwards.

Notes to Financial Statements — (Continued)

At December 31, 2010, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross Net
Operating Loss
In Thousands	Carryforwards

2011	$6,960
2012	6,855
2013	10,466
2014	7,490
2015	4,569
2016	4,498
2017	7,373
2018	22,356
2019	59,253
2020	113,166
2021	72,611
2022	19,218
2023	19,230
2024	16,099
2025	18,392
2026	39
2027	1,686
2028	3,205
2029	3,381
2030	2,916
Do not expire	1,204,875

$1,604,638

The Company has foreign tax credit carryovers of $96,232,000 as of December 31, 2010 and $211,301,000 as of December 31, 2009 that are available for use by the Company between 2011 and 2020.

The changes in the amount of unrecognized tax benefits during 2010, 2009 and 2008 were as follows:

In Thousands	2010	2009	2008

Beginning balance	$725,000	$800,000	$773,000
Additions based on tax positions related to the current year	57,000	123,000	67,000
Additions for tax positions of prior years	55,000	122,000	107,000
Reductions for tax positions of prior years	(92,000)	(18,000)	(66,000)
Settlements	—	(383,000)	—
Foreign currency translation	(41,000)	81,000	(81,000)

Ending balance	$704,000	$725,000	$800,000

Included in the balance at December 31, 2010, are approximately $525,000,000 of tax positions that, if recognized, would impact the Company’s effective tax rate.

The Company settled several items during 2009 related to its German and U.S. tax audits. The most significant issues related to a financing transaction, leveraged leases and mortgage-backed securities.

In the U.S., the Internal Revenue Service has completed its audit for the years 2006-2007 and has proposed several adjustments which the Company is protesting. The Company has recorded its best estimate of its exposure for this audit; however, it is reasonably possible that the Company will resolve an issue related to a

Notes to Financial Statements — (Continued)

deduction for foreign exchange losses on an intercompany loan within the next 12 months and that the amount of the Company’s unrecognized tax benefits may decrease by approximately $179,000,000.

The Company has been litigating its dispute with the Australian Tax Office over the tax treatment of an intercompany financing transaction between the U.S. and Australia. The case was heard before the Federal Court of Australia, Victoria, in September 2010. The proceedings result from the Company’s appeal of a decision by the Australian Tax Commissioner to disallow income tax deductions for income tax years 2002 through 2005 and the assessment of withholding taxes for income tax year 2003. The Company also contested the Commissioner’s similar determination for income tax years 2006 and 2007; however, the parties agreed to defer the appeal of that determination until a decision was made on the earlier years. The Company has recorded its best estimate of the exposure for this audit.

On February 4, 2011, the Federal Court of Australia decided in the Company’s favor with respect to a significant portion of the income tax deductions. The Court issued the final orders on February 18, 2011. Based on this decision, the Company expects in 2011 to decrease its unrecognized tax benefits related to this matter by approximately $186,000,000 and decrease tax expense by approximately $166,000,000. The Australian Tax Office has 21 days from the date the Court issues its final orders to appeal the decision.

The Company files numerous consolidated and separate tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Open
Jurisdiction	Tax Years

United States — Federal	2001-2010
United Kingdom	2000-2010
Germany	2006-2010
France	2002-2010
Australia	2002-2010

The Company recognizes interest and penalties related to income tax matters in income tax expense.  The accrual for interest and penalties, as of December 31, 2010 and 2009 was $39,000,000 and $45,000,000, respectively.

Income from Continuing Operations Per Share is computed by dividing income from continuing operations by the weighted-average number of shares outstanding for the period. Income from continuing operations per diluted share is computed by dividing income from continuing operations by the weighted-average number of shares assuming dilution for stock options and restricted stock. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercise

Notes to Financial Statements — (Continued)

and the unvested restricted stock vested during the period. The computation of income from continuing operations per share was as follows:

In Thousands except per share amounts	2010	2009	2008

Income from continuing operations	$1,527,193	$969,490	$1,691,093

Income from continuing operations per share — Basic:
Weighted-average common shares	500,772	500,177	518,609

Income from continuing operations per share — Basic	$3.05	$1.94	$3.26

Income from continuing operations per share — Diluted:
Weighted-average common shares	500,772	500,177	518,609
Effect of dilutive stock options and restricted stock	2,578	1,744	2,604

Weighted-average common shares assuming dilution	503,350	501,921	521,213

Income from continuing operations per share — Diluted	$3.03	$1.93	$3.24

Options that were considered antidilutive were not included in the computation of diluted income from continuing operations per share.  The antidilutive options outstanding as of December 31, 2010, 2009 and 2008 were 10,434,146, 14,581,559 and 11,729,898, respectively.

Cash and Equivalents included interest-bearing instruments of $716,139,000 at December 31, 2010 and $791,010,000 at December 31, 2009. Interest-bearing instruments have maturities of 90 days or less and are stated at cost, which approximates market.

Trade Receivables were net of allowances for uncollectible accounts. The changes in the allowances for uncollectible accounts during 2010, 2009 and 2008 were as follows:

In Thousands	2010	2009	2008

Beginning balance	$(77,866)	$(75,965)	$(74,816)
Provision charged to expense	(5,021)	(16,191)	(15,405)
Write-offs, net of recoveries	11,262	25,250	11,526
Acquisitions and divestitures	(2,875)	(2,327)	(9,898)
Foreign currency translation	4,139	(8,602)	9,599
Transfer to assets held for sale	—	—	699
Other	21	(31)	2,330

Ending balance	$(70,340)	$(77,866)	$(75,965)

Inventories at December 31, 2010 and 2009 were as follows:

In Thousands	2010	2009

Raw material	$530,963	$417,314
Work-in-process	157,223	137,463
Finished goods	859,261	801,456

	$1,547,447	$1,356,233

Inventories are stated at the lower of cost or market and include material, labor and factory overhead. The last-in, first-out (“LIFO”) method is used to determine the cost of the inventories of approximately half of the U.S. inventories. Inventories priced at LIFO were approximately 22% of total inventories as of December 31, 2010 and 2009. The first-in, first-out (“FIFO”) method, which approximates current cost, is used for all other inventories. If the FIFO method was used for all inventories, total inventories would have been approximately $122,888,000 and $115,090,000 higher than reported at December 31, 2010 and 2009, respectively.

Notes to Financial Statements — (Continued)

Prepaid Expenses and Other Current Assets as of December 31, 2010 and 2009 were as follows:

In Thousands	2010	2009

Value-added-tax receivables	$54,649	$47,568
Vendor advances	32,886	30,712
Insurance	27,166	31,052
Other	136,540	166,908

	$251,241	$276,240

Plant and Equipment are stated at cost less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation was $334,388,000 in 2010, $365,372,000 in 2009 and $366,711,000 in 2008, and was reflected primarily in cost of revenues. Discontinued operations depreciation was $755,000 in 2009 and $904,000 in 2008 and was reflected in loss from discontinued operations. Depreciation of plant and equipment for financial reporting purposes is computed on an accelerated basis for U.S. businesses and on a straight-line basis for a majority of the international businesses.

The range of useful lives used to depreciate plant and equipment is as follows:

Buildings and improvements	10 — 50 years
Machinery and equipment	3 — 20 years
Equipment leased to others	Term of lease

Investments as of December 31, 2010 and 2009 consisted of the following:

In Thousands	2010	2009

Leases of equipment	$281,067	$271,725
Venture capital limited partnership	50,112	59,046
Properties held for sale	45,971	35,908
Affordable housing limited partnerships	39,002	59,986
Property developments	25,454	24,628

	$441,606	$451,293

Leases of Equipment

The components of the investment in leases of equipment at December 31, 2010 and 2009 were as shown below:

In Thousands	2010	2009

Leveraged and direct financing leases:
Gross lease contracts receivable, net of nonrecourse debt service	$145,687	$145,738
Estimated residual value of leased assets	247,512	247,512
Unearned income	(120,863)	(131,385)

	272,336	261,865
Equipment under operating leases	8,731	9,860

	$281,067	$271,725

Deferred tax liabilities related to leases of equipment were $56,170,000 and $54,707,000 at December 31, 2010 and 2009, respectively.

Notes to Financial Statements — (Continued)

The investment in leases of equipment at December 31, 2010 and 2009 relates to the following types of equipment:

In Thousands	2010	2009

Telecommunications	$178,946	$172,011
Air traffic control	66,433	62,856
Aircraft	35,391	36,520
Manufacturing	297	338

	$281,067	$271,725

In 2003, the Company entered into a leveraged lease transaction related to air traffic control equipment in Australia with a cash investment of $48,763,000. In 2002, the Company entered into leveraged leasing transactions related to mobile telecommunications equipment with two major European telecommunications companies with a cash investment of $144,676,000. Under the terms of the telecommunications and air traffic control lease transactions, the lessees have made upfront payments to third-party financial institutions that are acting as payment undertakers. These payment undertakers are obligated to make the required scheduled payments directly to the nonrecourse debt holders and to the lessors, including the Company. In the event of default by the lessees, the Company has the right to recover its net investment from the payment undertakers. In addition, the lessees are required to purchase residual value insurance from a creditworthy third party at a date near the end of the lease term.

Income from leveraged leases was $10,513,000 and $7,618,000 for the years ended December 31, 2010 and 2009, respectively. Expense from leveraged leases was $10,191,000 for the year ended December 31, 2008. Unearned income related to leveraged leases is recognized as lease income over the life of the lease based on the effective yield of the lease. The Company adjusts recognition of lease income on its leveraged leases when there is a change in the assumptions affecting total income or the timing of cash flows associated with the lease. The residual values of leased assets are estimated at the inception of the lease based on market appraisals and reviewed for impairment at least annually.

Other Investments

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

Notes to Financial Statements — (Continued)

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

Amortization and impairment of goodwill and other intangible assets for the years ended December 31, 2010, 2009 and 2008 were as follows:

In Thousands	2010	2009	2008

Goodwill:
Impairment	$—	$90,000	$137
Intangible Assets:
Amortization	212,884	203,230	184,410
Impairment	1,006	15,568	1,438

	$213,890	$308,798	$185,985

Loss from discontinued operations included goodwill impairment charges of $132,563,000 and amortization of $5,744,000 in 2008.

In 2010, the Company performed its annual goodwill and indefinite-lived intangible asset impairment assessment which resulted in immaterial intangible asset impairment charges.

In the third quarter of 2009, the Company changed the date of its annual goodwill impairment assessment from the first quarter to the third quarter. This constituted a change in the method of applying an accounting principle that the Company believes is preferable, as it better aligns the timing of the Company’s goodwill impairment assessment with the Company’s annual business planning and forecasting process. In the third quarter of 2009, the Company performed its goodwill impairment assessment which resulted in a charge of $12,000,000 related to the truck remanufacturing and related parts and service reporting unit in the Transportation segment.

In the first quarter of 2009, the Company performed its annual goodwill impairment assessment which resulted in impairment charges of $60,000,000 related to the pressure sensitive adhesives reporting unit in the Polymers & Fluids segment and $18,000,000 related to the PC board fabrication reporting unit in the Power Systems & Electronics segment.

Also in 2009, intangible asset impairments of $15,568,000 were recorded to reduce to the estimated fair value the carrying value of certain trademarks, brands and patents. Approximately $5,800,000 of this total charge related to the PC board fabrication reporting unit and the remainder to various trademarks, brands

Notes to Financial Statements — (Continued)

and patents of other reporting units. The annual impairment testing of goodwill and indefinite-lived intangible assets during 2008 resulted in immaterial impairment charges for continuing operations.

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

A summary of goodwill and intangible assets that were adjusted to fair value and the related impairment charges included in earnings for 2009 is as follows:

			Total
			Impairment
In Thousands	Book Value	Fair Value	Charges

Goodwill	$449,000	$359,000	$90,000
Intangible assets	98,544	82,976	15,568

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2010 and 2009 were as follows:

			Power
	Transpor-	Industrial	Systems &	Food	Construction	Polymers	Decorative	All
In Thousands	tation	Packaging	Electronics	Equipment	Products	& Fluids	Surfaces	Other	Total

Balance, Dec 31, 2008	$551,029	$671,445	$426,188	$193,055	$504,470	$751,113	$13,265	$1,406,985	$4,517,550
2009 activity:
Acquisitions & divestitures	(9,354)	16,200	(815)	6,052	3,495	(3,845)	—	69,785	81,518
Impairment charges	(12,000)	—	(18,000)	—	—	(60,000)	—	—	(90,000)
Foreign currency translation	36,067	76,518	17,775	18,794	65,941	59,426	199	76,944	351,664
Intersegment goodwill transfers	(17,089)	18,468	—	(3,005)	—	3,646	—	(2,020)	—

Balance, Dec 31, 2009	548,653	782,631	425,148	214,896	573,906	750,340	13,464	1,551,694	4,860,732
2010 activity:
Acquisitions & divestitures	48,180	1,242	4,554	1,642	10,817	48,743	—	41,270	156,448
Impairment charges	—	—	—	—	—	—	—	—	—
Foreign currency translation	(21,732)	(30,175)	(3,519)	(17,458)	(4,506)	(22,360)	(308)	(37,810)	(137,868)
Intersegment goodwill transfers	(17,905)	933	(267)	—	(962)	22,187	—	(3,986)	—

Balance, Dec 31, 2010	$557,196	$754,631	$425,916	$199,080	$579,255	$798,910	$13,156	$1,551,168	$4,879,312

As of December 31, 2010 and 2009, accumulated goodwill impairment charges from continuing operations were $127,975,000.

Intangible assets as of December 31, 2010 and 2009 were as follows:

	2010			2009
		Accumulated			Accumulated
In Thousands	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable intangible assets:
Customer lists and relationships	$1,224,425	$(407,811)	$816,614	$1,135,601	$(302,629)	$832,972
Patents and proprietary technology	466,614	(208,820)	257,794	447,210	(171,439)	275,771
Trademarks and brands	438,399	(116,926)	321,473	403,364	(89,251)	314,113
Software	198,645	(153,259)	45,386	186,955	(134,816)	52,139
Noncompete agreements	158,034	(134,827)	23,207	155,822	(120,011)	35,811
Other	110,058	(92,864)	17,194	95,490	(85,027)	10,463

Total amortizable intangible assets	2,596,175	(1,114,507)	1,481,668	2,424,442	(903,173)	1,521,269
Indefinite-lived intangible assets:
Trademarks and brands	212,963	—	212,963	202,148	—	202,148

Total intangible assets	$2,809,138	$(1,114,507)	$1,694,631	$2,626,590	$(903,173)	$1,723,417

Notes to Financial Statements — (Continued)

Amortizable intangible assets are being amortized primarily on a straight-line basis over their estimated useful lives of 3 to 20 years.

The estimated amortization expense of intangible assets for the future years ending December 31 is as follows:

In Thousands

2011	$207,000
2012	195,000
2013	176,000
2014	163,000
2015	152,000

Other Assets as of December 31, 2010 and 2009 consisted of the following:

In Thousands	2010	2009

Cash surrender value of life insurance policies	$362,344	$340,294
Customer tooling	73,267	69,964
Noncurrent receivables	37,894	40,679
Prepaid pension assets	16,677	15,907
Other	129,752	95,532

	$619,934	$562,376

Pension and Other Postretirement Benefits — The Company has both funded and unfunded defined benefit pension and other post retirement benefit plans, predominately in the U.S. covering a majority of U.S. employees.

The U.S. primary pension plan provides benefits based on years of service and final average salary. The U.S. primary postretirement healthcare plan is contributory with the participants’ contributions adjusted annually. The U.S. primary postretirement life insurance plan is noncontributory.

Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company’s expense related to defined contribution plans was $69,300,000 in 2010, $66,000,000 in 2009 and $66,700,000 in 2008.

In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Switzerland, Germany and Canada.

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

Notes to Financial Statements — (Continued)

Summarized information regarding the Company’s significant defined benefit pension and other postretirement benefit plans is as follows:

				Other Postretirement
	Pension			Benefits
In Thousands	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$94,156	$97,805	$110,381	$13,941	$12,567	$14,340
Interest cost	110,609	119,855	119,436	29,995	30,506	32,615
Expected return on plan assets	(149,937)	(153,974)	(167,391)	(18,183)	(13,612)	(15,391)
Amortization of actuarial loss (gain)	26,110	8,408	2,543	40	40	(914)
Amortization of prior service cost (income)	737	(1,587)	(2,420)	6,445	6,423	6,261
Amortization of transition amount	47	163	92	—	—	—
Settlement/curtailment loss (income)	515	(11,941)	13,226	—	—	(1,929)

	$82,237	$58,729	$75,867	$32,238	$35,924	$34,982

Notes to Financial Statements — (Continued)

	Pension		Other Postretirement Benefits
In Thousands	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at January 1	$2,193,645	$1,912,662	$533,834	$486,019
Service cost	94,156	97,805	13,941	12,567
Interest cost	110,609	119,855	29,995	30,506
Plan participants’ contributions	4,655	5,497	15,241	16,262
Actuarial loss	31,902	202,795	10,824	33,213
Acquisitions	30,845	—	—	—
Benefits paid	(137,853)	(199,600)	(48,465)	(48,309)
Medicare subsidy received	—	—	4,053	3,822
Liabilities to other immaterial plans	(3,457)	—	—	(246)
Settlement/curtailment loss (gain)	515	(13,598)	—	—
Foreign currency translation	(37,133)	68,229	—	—

Benefit obligation at December 31	$2,287,884	$2,193,645	$559,423	$533,834

Change in plan assets:
Fair value of plan assets at January 1	$1,759,953	$1,422,478	$259,753	$194,453
Actual return on plan assets	187,804	271,520	34,023	38,600
Company contributions	73,878	217,823	33,224	58,747
Plan participants’ contributions	4,655	5,497	15,241	16,262
Acquisitions	26,115	—	—	—
Benefits paid	(137,853)	(199,600)	(48,465)	(48,309)
Assets from other immaterial plans	38,512	—	—	—
Settlement/curtailment loss	—	(901)	—	—
Foreign currency translation	(21,238)	43,136	—	—

Fair value of plan assets at December 31	$1,931,826	$1,759,953	$293,776	$259,753

Funded status	$(356,058)	$(433,692)	$(265,647)	$(274,081)
Other immaterial plans	(63,316)	(19,121)	(3,077)	(2,744)

Net liability at December 31	$(419,374)	$(452,813)	$(268,724)	$(276,825)

The amounts recognized in the statement of financial position as of December 31 consist of:
Other assets	$16,677	$15,907	$—	$—
Accrued expenses	(15,378)	(17,802)	(9,025)	(9,025)
Other noncurrent liabilities	(420,673)	(450,918)	(259,699)	(267,800)

Net liability at end of year	$(419,374)	$(452,813)	$(268,724)	$(276,825)

The pre-tax amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$758,901	$783,449	$(1,840)	$3,216
Prior service cost	4,758	6,782	11,292	17,737
Net transition obligation	68	1,895	—	—

	$763,727	$792,126	$9,452	$20,953

Accumulated benefit obligation	$2,075,492	$1,936,088

Plans with accumulated benefit obligation in excess of plan assets as of December 31:
Projected benefit obligation	$1,691,575	$1,572,100

Accumulated benefit obligation	$1,555,577	$1,400,491

Fair value of plan assets	$1,372,099	$1,214,826

Notes to Financial Statements — (Continued)

Assumptions
The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Assumptions used to determine benefit obligations at December 31:
Discount rate	5.05%	5.57%	6.59%	5.45%	5.80%	6.50%
Rate of compensation increases	3.94	4.18	4.19	—	—	—
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.57%	6.59%	6.18%	5.80%	6.50%	6.75%
Expected return on plan assets	7.63	8.28	8.32	7.00	7.00	7.00
Rate of compensation increases	4.18	4.19	4.35	—	—	—

The expected long-term rates of return for pension and other postretirement benefit plans were developed using historical asset class returns while factoring in current market conditions such as inflation, interest rates and asset class performance.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation at December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Health care cost trend rate assumed for the next year	8.71%	8.21%	8.71%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2016

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
In Thousands	Point Increase	Point Decrease

Effect on total of service and interest cost components for 2010	$923	$(1,254)
Effect on postretirement benefit obligation at December 31, 2010	$14,089	$(16,501)

Plan Assets

The Company’s overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risk at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes, securities and investment managers. The target allocations for plan assets are 55-70% equity securities, 30-45% debt securities, 0-1% real estate and 0-10% in other types of investments. The Company does not use derivatives for the purpose of speculation, leverage, circumventing investment guidelines or taking risks that are inconsistent with specified guidelines.

The assets in the Company’s postretirement health care plan are primarily invested in life insurance policies. The Company’s overall investment strategy for the assets in the postretirement health care fund is to invest in assets that provide a reasonable tax exempt rate of return while preserving capital.

The following tables present the fair value of the Company’s pension and other postretirement benefit plan assets at December 31, 2010 and 2009, by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted

Notes to Financial Statements — (Continued)

prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

	2010
In Thousands	Level 1	Level 2	Level 3	Total

Pension Plan Assets:
Cash and equivalents	$49,426	$—	$—	$49,426
Equity securities:
Domestic	125,752	—	—	125,752
Foreign	161,643	—	—	161,643
Fixed income securities:
Government securities	—	193,940	1,025	194,965
Corporate debt securities	—	219,546	2,667	222,213
Mortgage-backed securities	—	9,621	—	9,621
Investment contracts with insurance companies	—	112,609	—	112,609
Commingled funds:
Mutual funds	300,447	—	—	300,447
Collective trust funds	—	677,349	—	677,349
Partnerships/private equity interests	—	—	77,587	77,587
Other	—	204	10	214

	$637,268	$1,213,269	$81,289	$1,931,826

Other Postretirement Benefit Plan Assets:
Cash and equivalents	$28,065	$—	$—	$28,065
Life insurance policies	—	—	265,711	265,711

	$28,065	$—	$265,711	$293,776

Notes to Financial Statements — (Continued)

	2009
In Thousands	Level 1	Level 2	Level 3	Total

Pension Plan Assets:
Cash and equivalents	$65,986	$—	$—	$65,986
Equity securities:
Domestic	118,872	—	—	118,872
Foreign	149,908	—	—	149,908
Fixed income securities:
Government securities	—	105,505	1,285	106,790
Corporate debt securities	—	235,401	2,092	237,493
Mortgage-backed securities	—	26,220	3,372	29,592
Investment contracts with insurance companies	—	12,560	—	12,560
Commingled funds:
Mutual funds	286,315	—	—	286,315
Collective trust funds	—	673,472	—	673,472
Partnerships/private equity interests	—	—	68,847	68,847
Other	—	7,892	2,226	10,118

	$621,081	$1,061,050	$77,822	$1,759,953

Other Postretirement Benefit Plan Assets:
Cash and equivalents	$26,711	$—	$—	$26,711
Life insurance policies	—	—	233,042	233,042

	$26,711	$—	$233,042	$259,753

Cash and equivalents include cash on hand and investments with maturities of 90 days or less and are valued at cost which approximates fair value. Equity securities primarily include common and preferred equity securities covering a wide range of industries and geographies which are traded in active markets and are valued based on quoted prices. Fixed income securities primarily consist of U.S. and foreign government bills, notes and bonds, corporate debt securities, asset-backed securities, and investment contracts. The majority of the assets in this category are valued using a bid evaluation process with bid data provided by independent pricing sources. For securities where market data is not readily available, unobservable market data is used to value the security. Commingled funds include investments in public and private pooled funds. Mutual funds are traded in active markets and are valued based on quoted prices. The underlying investments include small-cap equity, international equity and long- and short-term fixed income instruments. Collective trust funds are private funds that are valued at the net asset value which is determined based on the fair value of the underlying investments. The underlying investments include both passively and actively managed U.S. and foreign large- and mid-cap equity funds and short-term investment funds. Partnerships/private equity interests are investments in partnerships where the benefit plan is a limited partner. The investments are valued by the investment managers on a periodic basis using pricing models that use market, income and cost valuation methods. Life insurance policies are used to fund other postretirement benefits in order to obtain favorable tax treatment. In accordance with accounting guidance related to pension and other postretirement benefit plans, the investments are valued based on the cash surrender value of the underlying policies.

Notes to Financial Statements — (Continued)

The following table presents a reconciliation of Level 3 assets measured at fair value for pension and other postretirement benefit plans during the years ended December 31, 2010 and 2009:

			Mortgage-	Partnerships/
	Government	Corporate	backed	Private Equity	Life Insurance
In Thousands	Securities	Debt Securities	Securities	Interests	Policies	Other	Total

Balance Dec 31, 2008	$460	$729	$1,373	$73,168	$159,284	$1,429	$236,443
2009 Activity:
Realized gains	—	—	64	736	—	3	803
Unrealized gains (losses)	266	363	175	(11,018)	43,253	1,181	34,220
Purchases and sales	559	1,000	1,760	5,961	30,505	(387)	39,398

Balance Dec 31, 2009	1,285	2,092	3,372	68,847	233,042	2,226	310,864
2010 Activity:
Realized gains (losses)	100	(452)	(947)	3,547	—	(17)	2,231
Unrealized gains (losses)	(49)	624	844	(538)	32,669	319	33,869
Purchases and sales	(311)	(1,137)	(3,269)	5,731	—	(2,518)	(1,504)
Transfers	—	1,540	—	—	—	—	1,540

Balance Dec 31, 2010	$1,025	$2,667	$—	$77,587	$265,711	$10	$347,000

Cash Flows

The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $59,300,000 to its pension plans and $39,500,000 to its other postretirement benefit plans in 2011. The Company has not yet determined the extent of voluntary contributions, if any, to be made in 2011.

The Company’s portion of the benefit payments that are expected to be paid during the years ending December 31 is as follows:

		Other
		Postretirement
In Thousands	Pension	Benefits

2011	$174,217	$39,470
2012	174,797	40,317
2013	179,564	41,102
2014	183,932	42,149
2015	187,515	43,225
Years 2016-2020	976,031	231,311

Short-Term Debt as of December 31, 2010 and 2009 consisted of the following:

In Thousands	2010	2009

Bank overdrafts	$48,881	$36,069
Commercial paper	—	135,498
Current maturities of long-term debt	252,236	8,120
Other borrowings	16,670	33,994

	$317,787	$213,681

In June 2010, the Company entered into a $1,000,000,000 line of credit agreement with a termination date of June 10, 2011 which replaced the prior line of credit. This amount, along with the revolving credit facility and line of credit agreement discussed in the Long-Term Debt note, support the issuance of commercial paper. No amount was outstanding under the facility at December 31, 2010.

Notes to Financial Statements — (Continued)

The weighted-average interest rate on other borrowings was 6.5% at December 31, 2010 and 4.1% at December 31, 2009.

As of December 31, 2010, the Company had unused capacity of approximately $318,000,000 under international debt facilities.

Accrued Expenses as of December 31, 2010 and 2009 consisted of accruals for:

In Thousands	2010	2009

Compensation and employee benefits	$572,442	$504,808
Deferred revenue and customer deposits	239,262	233,281
Rebates	137,059	115,009
Warranties	62,937	63,028
Current portion of pension and other postretirement benefit obligations	24,403	26,827
Other	357,296	416,441

	$1,393,399	$1,359,394

The Company accrues for product warranties based on historical experience.  The changes in accrued warranties during 2010, 2009 and 2008 were as follows:

In Thousands	2010	2009	2008

Beginning balance	$63,028	$65,961	$71,210
Charges	(45,406)	(44,190)	(50,657)
Provision charged to expense	47,522	35,596	45,276
Acquisitions and divestitures	652	1,711	4,430
Foreign currency translation	(2,859)	3,950	(4,298)

Ending balance	$62,937	$63,028	$65,961

Long-Term Debt at December 31, 2010 and 2009 consisted of the following:

In Thousands	2010	2009

6.55% preferred debt securities due December 31, 2011	$249,949	$249,902
5.15% notes due April 1, 2014	799,567	799,447
5.25% Euro notes due October 1, 2014	972,848	1,125,241
6.25% notes due April 1, 2019	699,903	699,894
4.88% senior notes due thru December 31, 2020	21,954	27,667
Other borrowings	19,974	20,843

	2,764,195	2,922,994
Current maturities	(252,236)	(8,120)

	$2,511,959	$2,914,874

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

Notes to Financial Statements — (Continued)

In 2009, the Company issued $800,000,000 of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700,000,000 of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value. The effective interest rates of the notes are 5.2% and 6.3%, respectively.

Other debt outstanding at December 31, 2010, bears interest at rates ranging from 0.3% to 15.6%, with maturities through the year 2029.

Based on rates for comparable instruments, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, as of December 31, 2010 and 2009 were as follows:

	2010		2009
In Thousands	Fair Value	Carrying Value	Fair Value	Carrying Value

6.55% preferred debt securities due December 31, 2011	$263,750	$249,949	$267,500	$249,902
5.15% notes due April 1, 2014	882,480	799,567	870,176	799,447
5.25% Euro notes due October 1, 2014	1,066,454	972,848	1,192,860	1,125,241
6.25% notes due April 1, 2019	816,200	699,903	781,158	699,894
4.88% senior notes due thru December 31, 2020	23,471	21,954	28,815	27,667
Other borrowings	19,974	19,974	20,843	20,843

	$3,072,329	$2,764,195	$3,161,352	$2,922,994

In 2007, the Company entered into a $500,000,000 revolving credit facility with a termination date of June 15, 2012. No amounts were outstanding under this facility at December 31, 2010.

In 2010, the Company entered into a $1,000,000,000 line of credit agreement with a termination date of June 11, 2013. No amounts were outstanding under this facility at December 31, 2010.

The Company’s debt agreements’ financial covenants limit total debt, including guarantees, to 50% of total capitalization. The Company’s total debt, including guarantees, was 25% of total capitalization as defined in our debt agreements as of December 31, 2010, which was in compliance with these covenants.

Scheduled maturities of long-term debt for the years ending December 31 are as follows:

In Thousands

2012	$16,572
2013	6,132
2014	1,776,592
2015	2,688
2016 and future years	709,975

$2,511,959

At December 31, 2010, the Company had open stand-by letters of credit of $181,400,000, substantially all of which expire in 2011.

Notes to Financial Statements — (Continued)

Other Noncurrent Liabilities at December 31, 2010 and 2009 consisted of the following:

In Thousands	2010	2009

Pension benefit obligation	$420,673	$450,918
Postretirement benefit obligation	259,699	267,800
Noncurrent tax reserves	—	197,957
Other	396,169	389,244

	$1,076,541	$1,305,919

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

Notes to Financial Statements — (Continued)

Common Stock, with a par value of $.01, Additional Paid-In-Capital and Common Stock Held in Treasury transactions during 2010, 2009 and 2008 are shown below.

			Additional
	Common Stock		Paid-In-Capital	Common Stock Held in Treasury
In Thousands except shares	Shares	Amount	Amount	Shares	Amount

Balance, December 31, 2007	562,522,026	$5,625	$173,610	(32,425,297)	$(1,757,761)
During 2008 —
Retirement of treasury shares	(32,425,297)	(324)	(173,610)	32,425,297	1,757,761
Shares issued for stock options	1,669,780	17	54,972	—	—
Shares issued for stock compensation	23,221	—	1,201	—	—
Stock compensation expense	—	—	41,686	—	—
Tax benefits related to stock options	—	—	4,844	—	—
Tax benefits related to defined contribution plans	—	—	2,794	—	—
Repurchases of common stock	—	—	—	(32,674,759)	(1,390,594)

Balance, December 31, 2008	531,789,730	5,318	105,497	(32,674,759)	(1,390,594)
During 2009 —
Shares issued for stock options	3,204,212	32	101,581	—	—
Shares issued for stock compensation and vesting of
restricted stock	17,018	—	120	—	—
Stock compensation expense	—	—	51,858	—	—
Noncontrolling interest	—	—	(2,591)	—	—
Tax benefits related to stock options			11,416
Tax benefits related to defined contribution plans	—	—	3,104	—	—

Balance, December 31, 2009	535,010,960	5,350	270,985	(32,674,759)	(1,390,594)
During 2010 —
Shares issued for stock options	3,445,891	34	113,592	—	—
Shares issued for stock compensation and vesting of
restricted stock	48,931	1	1,217	(1,998)	(88)
Stock compensation expense	—	—	56,443	—	—
Noncontrolling interest	—	—	(287)	—	—
Tax benefits related to stock options	—	—	15,619	—	—
Tax benefits related to defined contribution plans	—	—	3,237	—	—
Repurchases of common stock	—	—	—	(8,084,724)	(350,000)

Balance, December 31, 2010	538,505,782	$5,385	$460,806	(40,761,481)	$(1,740,682)

Authorized, December 31, 2010	700,000,000

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3,000,000,000 of the Company’s common stock over an open-ended period of time. Through December 31, 2010, the Company had repurchased 47,865,511 shares of its common stock for $2,128,942,000 at an average price of $44.48 per share.

Cash Dividends declared were $1.30 per share in 2010, $1.24 per share in 2009 and $1.18 per share in 2008. Cash dividends paid were $1.27 per share in 2010, $1.24 per share in 2009 and $1.15 per share in 2008.

Accumulated Other Comprehensive Income — Comprehensive income is defined as the changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by stockholders and

Notes to Financial Statements — (Continued)

distributions to stockholders. The changes in accumulated other comprehensive income during 2010, 2009 and 2008 were as follows:

In Thousands	2010	2009	2008

Beginning balance	$400,726	$(253,211)	$1,050,786
Foreign currency translation adjustments	(180,149)	716,208	(874,952)
Adjustment to initially apply new accounting guidance related to defined benefit plans, net of tax of $(3,954) in 2008	—	—	3,573
Pension and other postretirement benefits actuarial gains (losses) net of tax of $(2,978) in 2010, $23,213 in 2009 and $249,724 in 2008	3,543	(71,197)	(433,430)
Amortization of unrecognized pension and other postretirement benefits costs, net of tax of $(11,956) in 2010, $(5,089) in 2009 and $(3,034) in 2008	21,423	8,357	2,532
Pension and other postretirement benefits settlements, curtailments and other, net of tax of $0 in 2010, $(225) in 2009 and $1,019 in 2008	—	569	(1,720)

Ending balance	$245,543	$400,726	$(253,211)

As of December 31, 2010 and 2009, the ending balance of accumulated comprehensive income consisted of cumulative translation adjustment income of $732,276,000 and $912,425,000, respectively, and unrecognized pension and other postretirement benefits costs of $486,733,000 and $511,699,000, respectively. The estimated unrecognized benefit cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $38,286,000 for pension and $6,864,000 for other postretirement benefits.

Noncontrolling Interest — On January 1, 2009, the Company adopted new accounting guidance on noncontrolling interests. Upon adoption, the Company reclassified noncontrolling interest from noncurrent liabilities to stockholders’ equity. The financial statements for all periods presented have been restated to reflect noncontrolling interest as a component of equity. The noncontrolling interest balance was $10,970,000 and $9,669,000 at December 31, 2010 and 2009, respectively.

Stock-Based Compensation — Stock options and restricted stock units have been issued to officers and other management employees under ITW’s 2006 Stock Incentive Plan (the “Plan”). The stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. Restricted stock units generally vest after a three-year period and include units with and without performance criteria. To cover the exercise of vested options and vesting of restricted stock units, the Company generally issues new shares from its authorized but unissued share pool. At December 31, 2010, 55,618,217 shares of ITW common stock were reserved for issuance under this Plan. The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards.

The following summarizes the Company’s stock-based compensation expense:

In Thousands	2010	2009	2008

Pre-tax compensation expense	$56,443	$51,858	$41,612
Tax benefit	(17,822)	(15,565)	(12,536)

Total stock-based compensation recorded as expense, net of tax	$38,621	$36,293	$29,076

Discontinued operations pre-tax stock-based compensation was $74,000 in 2008 and was reflected in loss from discontinued operations.

Notes to Financial Statements — (Continued)

The following table summarizes activity related to non-vested restricted stock units during 2010:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested, January 1, 2010	1,084,377	$31.39
Granted	711,262	39.92
Vested	(19,943)	31.70
Cancelled	(54,215)	33.58

Unvested, December 31, 2010	1,721,481	34.84

The following table summarizes stock option activity under the Plan as of December 31, 2010, and changes during the year then ended:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Under option, January 1, 2010	21,316,182	$42.42
Granted	2,287,974	43.64
Exercised	(3,445,891)	32.97
Cancelled or expired	(502,848)	47.74

Under option, December 31, 2010	19,655,417	44.08	5.76 years	$183,228,022

Exercisable, December 31, 2010	13,438,512	44.19	4.74 years	$123,709,403

On December 16, 2010, the 2006 Stock Incentive Plan was amended and restated, including a change in the name of the plan to the 2011 Long-Term Incentive Plan, effective for all grants under the plan on or after January 1, 2011. The significant terms of options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) granted under the amended and restated plan were not changed. As of February 11, 2011, the Compensation Committee of the Board of Directors approved an annual equity award consisting of stock options, RSUs and PRSUs. The form of RSU provides for full “cliff” vesting three years from the date of grant. The form of PRSU provides for full “cliff” vesting after three years if the Compensation Committee certifies that the performance goals set with respect to the PRSU have been met. Upon vesting, the holder will receive one share of common stock of the Company for each vested RSU or PRSU. Option exercise prices are equal to the common stock fair market value on the date of grant. Stock options were granted on 1,873,409 shares at an exercise price of $55.81 per share. Additionally, 591,101 RSUs and PRSUs were issued at the grant date share price of $55.81. The fair value of RSUs and PRSUs is determined by reducing the closing market price on the date of the grant by the present value of projected dividends over the vesting period. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the models:

	2011	2010	2009

Risk-free interest rate	0.3-3.8%	0.4-3.9%	0.6-3.3%
Weighted-average volatility	25.0%	25.0%	33.0%
Dividend yield	2.80%	2.78%	2.34%
Expected years until exercise	7.6-7.9	7.5-7.8	7.3-7.7

Lattice-based option valuation models, such as the binomial option pricing model, incorporate ranges of assumptions for inputs. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical

Notes to Financial Statements — (Continued)

volatility of the Company’s stock. The Company uses historical data to estimate option exercise timing and employee termination rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The weighted-average dividend yield is based on historical information. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The ranges presented result from separate groups of employees assumed to exhibit different behavior.

The weighted-average grant-date fair value of options granted during 2011, 2010, 2009 and 2008 was $12.34, $9.59, $10.24 and $13.32 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $56,191,000, $38,609,000 and $23,502,000, respectively. As of December 31, 2010 there was $34,078,000 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years. Exercise of options during the years ended December 31, 2010, 2009, and 2008 resulted in cash receipts of $113,627,000, $101,613,000 and $54,989,000, respectively. The total fair value of vested stock option awards during the years ended December 31, 2010, 2009 and 2008 was $29,545,000, $38,999,000 and $30,185,000, respectively.

As of December 31, 2010 there was $27,723,000 of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.7 years. The total fair value of vested restricted stock unit awards during the years ended December 31, 2010 and 2009 was $632,000 and $468,000, respectively.

Segment Information — The Company has approximately 810 operations in 57 countries. These businesses are internally reported as 60 operating segments to senior management. The Company’s 60 operating segments have been aggregated into the following eight external reportable segments: Transportation; Industrial Packaging; Power Systems & Electronics; Food Equipment; Construction Products; Polymers & Fluids; Decorative Surfaces; and All Other.

Transportation  — Transportation-related components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

Industrial Packaging - Steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

Power Systems & Electronics  — Equipment and consumables associated with specialty power conversion, metallurgy and electronics.

Food Equipment  — Commercial food equipment and related service.

Construction Products  — Tools, fasteners and other products for construction applications.

Polymers & Fluids  — Adhesives, sealants, lubrication and cutting fluids, and hygiene products.

Decorative Surfaces  — Decorative surfacing materials for furniture, office and retail space, countertops, flooring and other applications.

All Other  — All other operating segments.

Notes to Financial Statements — (Continued)

Segment information for 2010, 2009 and 2008 was as follows:

In Thousands	2010	2009	2008

Operating revenues:
Transportation	$2,531,304	$2,066,446	$2,352,273
Industrial Packaging	2,276,774	1,927,442	2,618,922
Power Systems & Electronics	1,942,054	1,601,587	2,334,121
Food Equipment	1,871,511	1,859,277	2,133,186
Construction Products	1,755,028	1,529,509	1,990,683
Polymers & Fluids	1,359,542	1,195,750	1,295,972
Decorative Surfaces	1,007,848	998,191	1,230,995
All Other	3,219,272	2,764,141	3,198,433
Intersegment revenues	(92,957)	(65,275)	(54,244)

	$15,870,376	$13,877,068	$17,100,341

Operating income:
Transportation	$373,864	$143,571	$273,088
Industrial Packaging	235,643	88,754	281,134
Power Systems & Electronics	410,352	216,863	461,300
Food Equipment	259,707	255,093	320,867
Construction Products	200,927	97,871	244,822
Polymers & Fluids	200,295	80,231	190,805
Decorative Surfaces	104,675	113,725	142,582
All Other	571,215	389,871	586,688

	$2,356,678	$1,385,979	$2,501,286

Depreciation and amortization and impairment of goodwill and intangible assets:
Transportation	$97,331	$115,403	$101,415
Industrial Packaging	69,785	69,873	67,570
Power Systems & Electronics	48,120	83,021	55,048
Food Equipment	43,938	40,759	41,493
Construction Products	59,236	65,144	80,367
Polymers & Fluids	63,258	119,735	52,885
Decorative Surfaces	20,599	33,725	15,910
All Other	146,011	147,265	138,008

	$548,278	$674,925	$552,696

Plant and equipment additions:
Transportation	$68,909	$50,072	$83,519
Industrial Packaging	35,616	26,139	34,404
Power Systems & Electronics	19,054	22,899	43,780
Food Equipment	29,604	39,925	49,430
Construction Products	27,389	24,528	35,767
Polymers & Fluids	16,753	9,554	22,462
Decorative Surfaces	23,088	12,384	18,116
All Other	65,759	61,601	74,834

	$286,172	$247,102	$362,312

Identifiable assets:
Transportation	$2,105,235	$1,944,995	$1,898,067
Industrial Packaging	1,892,207	1,884,152	1,849,403
Power Systems & Electronics	1,310,936	1,256,764	1,315,727
Food Equipment	1,032,418	1,042,140	1,080,487
Construction Products	1,474,218	1,440,840	1,357,493
Polymers & Fluids	1,863,367	1,823,235	1,737,022
Decorative Surfaces	358,581	364,991	427,172
All Other	3,570,765	3,525,241	3,153,969
Corporate	2,642,546	2,799,626	2,302,140
Assets held for sale	—	—	82,071

	$16,250,273	$16,081,984	$15,203,551

Notes to Financial Statements — (Continued)

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

Enterprise-wide information for 2010, 2009 and 2008 was as follows:

In Thousands	2010	2009	2008

Operating Revenues by Geographic Region:
United States	$6,657,963	$5,901,382	$7,135,126
Europe	4,955,459	4,574,204	5,878,241
Asia	1,781,385	1,366,737	1,645,868
Other North America	1,025,960	827,182	1,026,153
Australia/New Zealand	787,996	690,845	769,974
Other	661,613	516,718	644,979

	$15,870,376	$13,877,068	$17,100,341

Operating revenues by geographic region are based on the customers’ location.

The Company has thousands of product lines within its businesses; therefore, providing operating revenues by product line is not practicable.

Total noncurrent assets excluding deferred tax assets and financial instruments were $9,288,000,000 and $9,344,000,000 at December 31, 2010 and 2009, respectively. Of these amounts, approximately 49% was attributed to U.S. operations for 2010 and 2009. The remaining amounts were attributed to the Company’s foreign operations, with no single country accounting for a significant portion.

QUARTERLY AND COMMON STOCK DATA (Unaudited)

Quarterly Financial Data

The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In Thousands except per share amounts	2010	2009	2010	2009	2010	2009	2010	2009

Operating revenues	$3,606,389	$3,146,379	$4,076,252	$3,392,906	$4,018,466	$3,580,354	$4,169,269	$3,757,429
Cost of revenues	2,320,752	2,152,827	2,595,954	2,248,253	2,584,901	2,315,175	2,738,841	2,428,597
Operating income	483,930	91,294	652,738	334,835	640,522	483,595	579,488	476,255
Income (loss) from continuing operations	294,331	(8,016)	420,792	178,943	419,276	302,964	392,794	495,599
Income (loss) from discontinued operations	—	(31,358)	—	(2,378)	—	(546)	—	11,801
Net income (loss)	294,331	(39,374)	420,972	176,565	419,276	302,418	392,794	507,400
Income (loss) per share from continuing operations:
Basic	0.59	(0.02)	0.84	0.36	0.84	0.61	0.79	0.99
Diluted	0.58	(0.02)	0.83	0.36	0.83	0.60	0.79	0.98
Net income (loss) per share:
Basic	0.59	(0.08)	0.84	0.35	0.84	0.60	0.79	1.01
Diluted	0.58	(0.08)	0.83	0.35	0.83	0.60	0.79	1.01

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

Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2010. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2010 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

73.1

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions “Board of Directors and Its Committees” and “Audit Committee Report” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

This information is incorporated by reference from the information under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions “Ownership of ITW Stock,” “Certain Relationships and Related Transactions” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions “Corporate Governance Policies and Practices” and “Categorical Standards for Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meetings of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

This information is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

(3) Exhibits

(i)  See the Exhibit Index within this Annual Report on Form 10-K.

(ii)  Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2010, with the exception of the agreements related to the 5.15% Notes due 2014 and the 6.25% Notes due 2019 which are described as Exhibit numbers 4(a) through (d) in the Exhibit Index. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2011.

ILLINOIS TOOL WORKS INC.

By:	/s/ DAVID B. SPEER
David B. Speer
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of February 2011.

Signatures	Title

/s/ David B. Speer David B. Speer	Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Ronald D. Kropp Ronald D. Kropp	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Randall J. Scheuneman Randall J. Scheuneman	Vice President & Chief Accounting Officer (Principal Accounting Officer)

MARVIN D. BRAILSFORD	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Director

JAMES A. SKINNER	Director

DAVID B. SMITH, JR.	Director

PAMELA B. STROBEL	Director

KEVIN M. WARREN	Director

ANRÉ D. WILLIAMS	Director

By /s/ DAVID B. SPEER (David B. Speer, as Attorney-in-Fact)

Original powers of attorney authorizing David B. Speer to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

EXHIBIT INDEX

ANNUAL REPORT on FORM 10-K
2010

Exhibit
Number		Description

3	(a)	Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
3	(b)	By-laws of Illinois Tool Works Inc., as amended and restated as of August 5, 2010, filed as Exhibit 3 to the Company’s Current Report on Form 8-K filed on August 11, 2010 (Commission File No. 1-4797) and incorporated herein by reference.
4	(a)	Indenture between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, dated as of November 1, 1986, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 15, 1999 (Commission File No. 333-70691) and incorporated herein by reference.
4	(b)	First Supplemental Indenture between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, dated as of May 1, 1990, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on January 15, 1999 (Commission File No. 333-70691) and incorporated herein by reference.
4	(c)	Officers’ Certificate dated March 26, 2009 establishing the terms, and setting forth the forms, of the 5.15% Notes due 2014 and the 6.25% Notes due 2019 filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 27, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
4	(d)	Registration Rights Agreement dated March 26, 2009, by and among the Company and HSBC Securities (USA) Inc. and Banc of America Securities LLC filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 27, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
10	(a)*	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, January 2, 2004, December 10, 2004 and December 7, 2005, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 1-4797) and incorporated herein by reference.
10	(b)*	Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 10, 2006, as amended on May 5, 2006, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
10	(c)*	Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 8, 2008, filed as Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.
10	(d)*	Second Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 13, 2009, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.
10	(e)*	Illinois Tool Works Inc. 2011 Long-Term Incentive Plan filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.
10	(f)*	Form of stock option terms filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 16, 2004 and incorporated herein by reference.
10	(g)*	Form of stock option terms filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number		Description

10	(h)*	Form of stock option terms filed as Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.
10	(i)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
10	(j)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.
10	(k)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
10	(l)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.
10	(m)*	Form of qualifying or performance restricted stock unit terms filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed on February 26, 2010 (Commission File No. 1-4797) and incorporated herein by reference.
10	(n)*	Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.
10	(o)*	Form of company-wide growth plan grant filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 3, 2010 (Commission File No. 1-4797) and incorporated herein by reference.
10	(p)*	Form of company-wide growth plan grant filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.
10	(q)*	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(r)*	Illinois Tool Works Inc. 2011 Executive Incentive Plan filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.
10	(s)*	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(t)*	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.
10	(u)*	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.
10	(v)*	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan as amended and restated, effective January 1, 2010, filed as exhibit 10 to the Company’s Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit
Number		Description

10	(w)*	Illinois Tool Works Inc. Nonqualified Pension Plan, effective January 1, 2008, as amended and approved by the Board of Directors on December 22, 2008, filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.
10	(x)*	Illinois Tool Works Inc. 2011 Change-in-Control Severance Compensation Policy filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.
10	(y)*	Illinois Tool Works Inc. Directors’ Deferred Fee Plan effective May 5, 2006, as amended and approved by the Board of Directors on February 9, 2007, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.
10	(z)*	Amendment to the Illinois Tool Works Inc. Directors’ Deferred Fee Plan, effective February 8, 2008, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.
10	(aa)*	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, as approved by the Board of Directors on December 5, 2008, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.
10	(bb)*	Consulting agreement dated January 5, 2009 between Illinois Tool Works Inc. and Hugh J. Zentmyer, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
10	(cc)*	Severance, Release and Proprietary Interests Protection Agreement between Russell M. Flaum and Illinois Tool Works Inc. filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 19, 2009 (Commission File No. 1-4797) and incorporated herein by reference.
21		Subsidiaries and Affiliates of the Company.
23		Consent of Independent Registered Public Accounting Firm.
24		Powers of Attorney.
31		Rule 13a-14(a) Certifications.
32		Section 1350 Certification.
99	(a)	Description of the capital stock of Illinois Tool Works Inc. filed as Exhibit 99a to the Company’s Annual Report on Form 10-K filed on February 26, 2010 ( Commission File No. 1-4797) and incorporated herein by reference.
101	**	Interactive Data File.

*	Management contract or compensatory plan or arrangement.

**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.