Form 10-Q
period 2011-05-05
ILLINOIS TOOL WORKS INC
filed 2011-05-06
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2011: 500,049,404.

Part I – Financial Information

Item 1 – Financial Statements
ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME
(UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended March 31
	2011	2010
Operating Revenues	$4,387,579	$3,737,601
Cost of revenues	2,826,692	2,389,204
Selling, administrative, and research and development expenses	821,912	753,922
Amortization and impairment of goodwill and other intangible assets	56,367	52,934
Operating Income	682,608	541,541
Interest expense	(44,025)	(44,373)
Other income	5,557	4,637
Income Before Income Taxes	644,140	501,805
Income taxes	21,000	168,000
Net Income	$623,140	$333,805

Net Income Per Share:
Basic	$1.25	$0.66
Diluted	$1.24	$0.66

Cash Dividends:
Paid	$0.34	$0.31
Declared	$0.34	$0.31

Shares of Common Stock Outstanding During the Period:
Average	498,562	502,424
Average assuming dilution	502,710	505,014

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION
(UNAUDITED)
(In thousands)	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and equivalents	$1,084,470	$1,186,367
Trade receivables	2,981,230	2,581,592
Inventories	1,824,081	1,634,856
Deferred income taxes	311,755	301,486
Prepaid expenses and other current assets	394,887	266,187
Total current assets	6,596,423	5,970,488

Plant and Equipment:
Land	271,783	264,875
Buildings and improvements	1,615,574	1,574,593
Machinery and equipment	4,052,100	3,930,502
Equipment leased to others	190,329	187,284
Construction in progress	118,469	104,440
Gross plant and equipment	6,248,255	6,061,694
Accumulated depreciation	(4,125,959)	(3,995,538)
Net plant and equipment	2,122,296	2,066,156

Investments	430,978	440,760
Goodwill	5,155,644	4,971,818
Intangible Assets	2,079,830	1,731,016
Deferred Income Taxes	613,417	615,326
Other Assets	642,618	616,747
	$17,641,206	$16,412,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$750,773	$326,236
Accounts payable	866,654	749,489
Accrued expenses	1,391,481	1,391,396
Cash dividends payable	170,017	169,233
Income taxes payable	66,496	386,498
Deferred income taxes	4,135	—
Total current liabilities	3,249,556	3,022,852
Noncurrent Liabilities:
Long-term debt	2,597,310	2,542,087
Deferred income taxes	111,773	194,590
Other liabilities	1,303,265	1,080,783
Total noncurrent liabilities	4,012,348	3,817,460

Stockholders’ Equity:
Common stock	5,408	5,385
Additional paid-in-capital	573,721	460,806
Income reinvested in the business	10,861,069	10,407,946
Common stock held in treasury	(1,740,858)	(1,740,682)
Accumulated other comprehensive income	667,534	427,155
Noncontrolling interest	12,428	11,389
Total stockholders’ equity	10,379,302	9,571,999
	$17,641,206	$16,412,311

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)	Three Months Ended March 31
	2011	2010
Cash Provided by (Used for) Operating Activities:
Net income	$623,140	$333,805
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	82,881	83,398
Amortization and impairment of goodwill and other intangible assets	56,367	52,934
Change in deferred income taxes	(76,067)	6,568
Provision for uncollectible accounts	1,923	4,213
(Gain) loss on sale of plant and equipment	(84)	549
Income from investments	(3,268)	(3,130)
Gain on sale of operations and affiliates	(475)	(1,107)
Stock compensation expense	13,686	12,420
Other non-cash items, net	(1,223)	(175)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(320,631)	(182,061)
Inventories	(81,849)	(110,711)
Prepaid expenses and other assets	(90,499)	(37,964)
Increase (decrease) in--
Accounts payable	93,428	84,416
Accrued expenses and other liabilities	(27,675)	28,935
Income taxes	(127,178)	1,632
Other, net	2,123	1,098
Net cash provided by operating activities	144,599	274,820
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(542,931)	(27,045)
Additions to plant and equipment	(88,353)	(59,181)
Purchases of investments	(193)	(798)
Proceeds from investments	8,913	6,224
Proceeds from sale of plant and equipment	2,409	5,291
Proceeds (payments) related to sale of operations and affiliates	84	(42)
Other, net	7,449	7,265
Net cash used for investing activities	(612,622)	(68,286)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(169,233)	(155,724)
Issuance of common stock	80,500	5,141
Net proceeds of debt with original maturities of three months or less	419,020	114,411
Proceeds from debt with original maturities of more than three months	290	531
Repayments of debt with original maturities of more than three months	(877)	(1,014)
Excess tax benefits from share-based compensation	5,097	188
Net cash provided by (used for) financing activities	334,797	(36,467)
Effect of Exchange Rate Changes on Cash and Equivalents	31,329	(14,697)
Cash and Equivalents:
Increase (decrease) during the period	(101,897)	155,370
Beginning of period	1,186,367	1,346,166
End of period	$1,084,470	$1,501,536
Cash Paid During the Period for Interest	$3,489	$6,261
Cash Paid During the Period for Income Taxes	$218,163	$148,870
Liabilities Assumed from Acquisitions	$28,836	$4,022

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1)           FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2010 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

Prior to 2011, the Company’s international operations outside of North America had a fiscal reporting period that began on December 1 and ended on November 30. Effective January 1, 2011, the Company eliminated the one month lag for the reporting of its international operations outside of North America. As a result, the Company is now reporting both North American and international results on a calendar year basis. The Company determined that the elimination of the one month reporting lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements of the North American and international business units.

The Company has applied this change in accounting principle retrospectively to all prior financial statement periods presented.  The elimination of the one month reporting lag for international operations outside of North America resulted in an increase to revenues of $131,212,000 and an increase to net income of $39,474,000, or $0.08 per diluted share, for the three months ended March 31, 2010, and an increase to income reinvested in the business of $8,722,000 as of December 31, 2010.

(2)           COMPREHENSIVE INCOME

The components of comprehensive income in the periods presented were:

(In thousands)	Three Months Ended March 31
	2011	2010
Net Income	$623,140	$333,805
Other Comprehensive Income:
Foreign currency translation adjustments	231,594	(57,567)
Pension and other postretirement benefit adjustments, net of tax	8,785	6,037
Comprehensive Income	$863,519	$282,275

(3)           INCOME TAXES

The Company has been litigating its dispute with the Australian Tax Office over the tax treatment of an intercompany financing transaction between the U.S. and Australia. The case was heard before the Federal Court of Australia, Victoria, in September 2010. The proceedings resulted from the Company’s appeal of a decision by the Australian Tax Commissioner to disallow income tax deductions for the income tax years 2002 through 2005 and the assessment of withholding taxes for income tax year 2003. The Company also contested the Commissioner’s similar determination for income tax years 2006 and 2007; the parties agreed to follow the Court’s decision made on the earlier years. On February 4, 2011, the Federal Court of Australia, Victoria decided in the Company’s favor with respect to a significant portion of the income tax deductions. The Court issued the final orders on February 18, 2011. Based on this decision, the Company decreased its unrecognized tax benefits related to this matter by approximately $197,000,000 and recorded a favorable discrete non-cash tax benefit to reduce tax expense by $165,927,000 in the first quarter of 2011. The Australian Tax Office has appealed the timing of certain of the deductions, the outcome of which is not expected to be material.

During the first quarter of 2011, the Company resolved an issue with the Internal Revenue Service in the United States related to a deduction for foreign exchange losses on an intercompany loan that resulted in a decrease in unrecognized tax benefits of approximately $179,000,000.

In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were signed into law. As a result, future tax deductions for retiree prescription drug coverage will be reduced by the amount of subsidies received starting in 2013. In the first quarter of 2010, the Company recorded a discrete tax charge of $21,881,000 for the impact of the health care reform legislation.

The components of the effective tax rate for the period ended March 31, 2011 and 2010 were as follows:

	March 31, 2011	March 31, 2010
Estimated annual effective tax rate	29.0%	29.1%
Discrete tax adjustments	(25.7)	4.4
Effective tax rate	3.3%	33.5%

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

(4)           INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 were as follows:

(In thousands)
	March 31, 2011	December 31, 2010
Raw material	$598,785	$552,996
Work-in-process	182,756	165,298
Finished goods	1,042,540	916,562
	$1,824,081	$1,634,856

(5)RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs for the periods ended March 31, 2011 and 2010 were as follows:

(In thousands)	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$24,525	$23,401	$3,357	$3,485
Interest cost	31,164	27,542	7,383	7,499
Expected return on plan assets	(41,849)	(37,375)	(5,141)	(4,546)
Amortization of actuarial loss	10,323	6,514	104	10
Amortization of prior service cost	210	184	1,612	1,611
Amortization of net transition amount	—	8	—	—
Net periodic benefit cost	$24,373	$20,274	$7,315	$8,059

The Company expects to contribute $59,300,000 to its pension plans and $39,500,000 to its other postretirement plans in 2011. As of March 31, 2011, contributions of $33,500,000 to pension plans and $8,600,000 to other postretirement plans have been made.

(6)           SHORT-TERM DEBT

The Company had outstanding commercial paper of $412,975,000 at March 31, 2011 and no outstanding commercial paper at December 31, 2010.

(7)           LONG-TERM DEBT

Based on rates for comparable instruments, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In thousands)
	March 31, 2011	December 31, 2010
Fair value	$3,121,894	$3,105,228
Carrying value	2,854,838	2,794,303

(8)           SEGMENT INFORMATION

See Management’s Discussion and Analysis for information regarding operating revenues and operating income for the Company’s segments.

(9)           SUBSEQUENT EVENT

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses to Graco Inc. in a $650,000,000 cash transaction. The sale is not expected to be completed until June 2011, at the earliest, to accommodate regulatory reviews. The finishing businesses, which are included within the “All Other” segment, had revenues of approximately $305,000,000 for the year ended December 31, 2010.

Item 2 - Management’s Discussion and Analysis

INTERNATIONAL REPORTING CHANGE

Prior to 2011, the Company’s international operations outside of North America had a fiscal reporting period that began on December 1 and ended on November 30. Effective January 1, 2011, the Company eliminated the one month lag for the reporting of its international operations outside of North America. As a result, the Company is now reporting both North American and international results on a calendar year basis. The Company has applied this change in accounting principle retrospectively to all prior financial statement periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the first quarter of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Operating revenues	$4,387,579	$3,737,601
Operating income	682,608	541,541
Margin %	15.6%	14.5%

In the first quarter of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	11.7%	34.0%	2.9%
Changes in variable margins and overhead costs	—	(15.0)	(2.0)
Total	11.7	19.0	0.9

Acquisitions and divestitures	4.2	1.3	(0.4)
Restructuring expenses	—	3.4	0.4
Translation	1.6	2.3	0.1
Other	(0.1)	—	0.1
Total	17.4%	26.0%	1.1%

Operating Revenues
Revenues increased 17.4% in the first quarter of 2011 versus 2010 primarily due to higher base revenues, revenues from acquisitions and the favorable effect of currency translation as the U.S. dollar weakened against foreign currencies during the first quarter. Base revenues increased 11.7% in the first quarter versus 2010 as the Company benefited from improvement in macroeconomic conditions across many of its worldwide consumable and equipment related end markets. North American base revenues increased 12.2% and international base revenues increased 11.0% in the first quarter. Against a backdrop of improved global macroeconomic data, end markets associated with the automotive OEM, welding, industrial packaging, PC board fabrication, and test and measurement businesses showed particular strength in the quarter.

Operating Income
Operating income increased $141.1 million or 26.0% in the first quarter of 2011 versus 2010 primarily due to the increase in base revenues, lower restructuring expenses, the favorable effect of currency translation and income from acquisitions. Base margins increased 90 basis points in the first quarter primarily due to the positive leverage effect of the growth in base revenues partially offset by the negative impact of selling price versus material cost comparisons and increased overhead costs. Acquisitions diluted total margins by 40 basis points.

Certain reclassifications of prior year segment data have been made to conform with current year reporting. The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended March 31
	2011	2010
Transportation	$754,774	$610,616
Industrial Packaging	631,192	542,230
Power Systems & Electronics	692,391	572,935
Food Equipment	472,419	434,171
Construction Products	463,287	385,475
Polymers & Fluids	316,479	257,032
Decorative Surfaces	267,246	247,456
All Other	813,523	709,792
Intersegment revenues	(23,732)	(22,106)
Total operating revenues	$4,387,579	$3,737,601

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:
•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair;
•	polyester coatings and patch and repair products for the marine industry; and
•	truck remanufacturing and related parts and service.

This segment primarily serves automotive original equipment manufacturers and tiers, and the automotive aftermarket.

The results of operations for the Transportation segment for the first quarter of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Operating revenues	$754,774	$610,616
Operating income	120,304	92,267
Margin %	15.9%	15.1%

In the first quarter of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	15.1%	37.0%	2.9%
Changes in variable margins and overhead costs	—	(11.2)	(1.5)
Total	15.1	25.8	1.4

Acquisitions	7.5	3.4	(0.6)
Restructuring expenses	—	(0.1)	—
Translation	1.1	1.3	—
Other	(0.1)	—	—
Total	23.6%	30.4%	0.8%

Operating Revenues
Revenues increased 23.6% in the first quarter of 2011 versus 2010 primarily due to the increase in base revenues, revenues from acquisitions and the favorable effect of currency translation. The increase in acquisition revenue was primarily due to the purchase of two North American automotive aftermarket businesses. North American automotive base revenues increased 18.1% in the first quarter of 2011 due to a 16.0% increase in auto builds and increased product penetration. International automotive base revenues increased 13.7% due to an 8.0% increase in European auto builds and increased product penetration. The automotive aftermarket businesses increased 6.2%, while the truck remanufacturing and related parts and service business increased 25.5% driven primarily by the strengthening economic recovery in North America.

Operating Income
Operating income increased $28.0 million or 30.4% in the first quarter of 2011 primarily due to the increase in base revenues, income from acquisitions and the favorable effect of currency translation. Base margins increased 140 basis points in the first quarter primarily as a result of positive leverage from the increase in base revenues partially offset by the negative impact of selling price versus material cost comparisons and higher operating costs.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the general industrial, primary metals, food and beverage, and construction markets.

The results of operations for the Industrial Packaging segment for the first quarter of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Operating revenues	$631,192	$542,230
Operating income	66,097	57,524
Margin %	10.5%	10.6%

In the first quarter of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	14.2%	53.4%	3.7%
Changes in variable margins and overhead costs	—	(42.4)	(3.9)
Total	14.2	11.0	(0.2)

Acquisitions	0.1	—	—
Translation	2.1	3.8	0.2
Other	—	0.1	(0.1)
Total	16.4%	14.9%	(0.1)%

Operating Revenues
Operating revenues increased 16.4% in the first quarter of 2011 versus 2010 primarily due to the increase in base revenues and the favorable effect of currency translation. Base revenues increased 13.6% in the first quarter for the North American strapping and equipment businesses largely due to an increase in both plastic and steel strap price and volume. The international strapping and equipment businesses increased 15.4% in the first quarter due to an increase in tools and equipment revenues, primarily in Europe and India, as well as an increase in strap price and volume. Worldwide stretch packaging base revenues increased 25.1% in the first quarter, while worldwide protective packaging base revenues increased 6.7%.

Operating Income
Operating income increased $8.6 million or 14.9% in the first quarter of 2011 primarily due to the favorable leverage effect of the increase in base revenues and the favorable effect of currency translation. Base operating margins decreased 20 basis points in the first quarter primarily due to the negative impact of selling price versus material cost comparisons and increased overhead expenses, partially offset by the positive leverage effect of the increase in base revenues.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:
•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging;
•	static and contamination control equipment;
•	airport ground support equipment; and
•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, electronics and construction markets.

The results of operations for the Power Systems & Electronics segment for the first quarter of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Operating revenues	$692,391	$572,935
Operating income	145,220	111,561
Margin %	21.0%	19.5%

In the first quarter of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	16.4%	35.3%	3.1%
Changes in variable margins and overhead costs	—	(11.0)	(1.8)
Total	16.4	24.3	1.3

Acquisitions	2.8	1.6	(0.2)
Restructuring expenses	—	2.6	0.4
Translation	1.6	1.7	—
Total	20.8%	30.2%	1.5%

Operating Revenues
Revenues increased 20.8% in the first quarter of 2011 versus 2010 primarily due to growth in base business, revenues from acquisitions and the favorable effect of currency translation. The acquisition revenue was primarily due to the purchase of an ionization control and monitoring business and an automated welding systems business in 2010. North American welding base revenues increased 27.4% as a number of industrial-based end markets continued to experience improved recovery. In particular, increased sales to heavy equipment OEM’s and other manufacturers helped improve base revenues. Base revenues for the international welding businesses increased 12.7% in the first quarter, primarily due to strong growth in both Europe and Asia Pacific. Base revenues for the PC board fabrication businesses increased 16.0% in the first quarter driven by strong demand for consumer electronics products. Base revenues for other industrial-based electronics businesses increased 5.3% in the first quarter.

Operating Income
Operating income increased $33.7 million or 30.2% in the first quarter versus 2010 mainly due to the increase in base revenues, lower restructuring expenses, the favorable effect of currency translation and income from acquisitions. Base margins increased 130 basis points in the first quarter primarily due to the positive leverage effect of the growth in base business revenues partially offset by the negative impact of selling price versus material cost comparisons and higher overhead expenses.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales;
•	kitchen exhaust, ventilation and pollution control systems; and
•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the first quarter of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Operating revenues	$472,419	$434,171
Operating income	67,330	56,470
Margin %	14.3%	13.0%

In the first quarter of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	6.4%	20.7%	1.8%
Changes in variable margins and overhead costs	—	2.6	0.3
Total	6.4	23.3	2.1

Acquisitions	1.7	(1.6)	(0.4)
Restructuring expenses	—	(3.8)	(0.5)
Translation	0.7	1.4	0.1
Other	—	(0.1)	—
Total	8.8%	19.2%	1.3%

Operating Revenues
Revenues increased 8.8% in the first quarter of 2011 versus 2010 primarily due to the growth in base business and revenues from acquisitions. Acquisition revenue is attributable to a European food equipment business purchased in the third quarter of 2010. North American base revenues increased 5.8% in the first quarter as equipment revenues increased 9.6% and service and parts revenues increased 0.5%. Equipment sales were favorably impacted by increased activity in the healthcare and chain restaurant sectors. International base revenues increased 7.1% in the first quarter as equipment revenues increased 9.3% and service and parts revenues increased 2.7%. Equipment revenue growth was aided by increased demand for European warewash and refrigeration products. Strong growth in Latin America and Asia Pacific in the first quarter of 2011 also contributed to the equipment revenue growth.

Operating Income
Operating income increased $10.9 million or 19.2% in the first quarter of 2011 versus 2010 primarily due to the increase in base revenues, lower operating expenses and the favorable effect of currency translation, partially offset by higher restructuring expenses and lower income from acquisitions. Base margins increased 210 basis points in the first quarter as the positive leverage effect of the increase in base revenues and improved international performance was partially offset by increased fuel and freight costs in North America. Acquisitions diluted margins 40 basis points.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood and metal applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, commercial construction and renovation construction markets.

The results of operations for the Construction Products segment for the first quarter of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Operating revenues	$463,287	$385,475
Operating income	45,639	32,431
Margin %	9.9%	8.4%

In the first quarter of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	8.4%	45.0%	2.8%
Changes in variable margins and overhead costs	—	(45.7)	(3.5)
Total	8.4	(0.7)	(0.7)

Acquisitions and divestitures	7.6	0.4	(0.6)
Restructuring expenses	—	30.1	2.3
Translation	4.2	11.0	0.4
Other	—	(0.1)	0.1
Total	20.2%	40.7%	1.5%

Operating Revenues
Revenues increased 20.2% in the first quarter of 2011 versus 2010 primarily due to an increase in base revenues, revenues from acquisitions and the favorable effect of currency translation. The acquisition revenue was primarily due to the acquisition of a European retail distribution business in the second quarter of 2010. International base revenues increased 8.9% in the first quarter primarily driven by an 18.4% increase in European base revenues due to the strengthening commercial construction end market conditions. Base revenues for the Asia Pacific region were virtually flat. North American base revenues increased 7.2% in the first quarter due to improvement in the renovation, commercial and residential construction markets.

Operating Income
Operating income increased $13.2 million or 40.7% in the first quarter of 2011 versus 2010 primarily due to positive leverage from the increase in base revenues, lower restructuring expenses and the favorable effect of currency translation, partially offset by higher operating expenses. Base margins decreased 70 basis points in the first quarter primarily due to the negative impact of selling price versus material cost comparisons, increased overhead expenses and product mix, partially offset by the favorable leverage effect of the increase in base revenues described above. Acquisitions diluted margins by 60 basis points.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids and hygiene products.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications; and
•	hand wipes and cleaners for industrial applications.

This segment primarily serves general industrial, construction, maintenance, repair and operations, and the automotive aftermarket.

The results of operations for the Polymers & Fluids segment for the first quarter of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Operating revenues	$316,479	$257,032
Operating income	46,665	42,953
Margin %	14.7%	16.7%

In the first quarter of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	5.2%	13.8%	1.4%
Changes in variable margins and overhead costs	—	(17.0)	(2.7)
Total	5.2	(3.2)	(1.3)

Acquisitions and divestitures	15.6	10.8	(0.5)
Restructuring expenses	—	(1.6)	(0.3)
Translation	2.4	2.7	0.1
Other	(0.1)	(0.1)	—
Total	23.1%	8.6%	(2.0)%

Operating Revenues
Revenues increased 23.1% in the first quarter of 2011 versus 2010 primarily due to revenues from acquisitions, the increase in base revenues and the favorable effect of currency translation. Acquisition revenue was primarily the result of the purchase of an international polymers business and a Latin American fluids business in the fourth quarter of 2010. Worldwide base revenues for the fluids businesses increased 4.3% in the first quarter while base revenues for the worldwide polymers businesses increased 5.6%. Base revenues were positively impacted by growth in Brazil and China.

Operating Income
Operating income increased $3.7 million or 8.6% in the first quarter of 2011 versus 2010 primarily due to the increase in base revenues, income from acquisitions and the favorable effect of currency translation, partially offset by higher operating expenses and higher restructuring expenses. Base margins decreased 130 basis points in the first quarter primarily due to the negative impact of selling price versus material cost comparisons and increased overhead costs resulting from higher investment in new product development and other growth initiatives, partially offset by the positive leverage effect of the increase in base revenues.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for furniture, office and retail space and countertops; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction and residential construction markets.

The results of operations for the Decorative Surfaces segment for the first quarter of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Operating revenues	$267,246	$247,456
Operating income	33,877	27,545
Margin %	12.7%	11.1%

In the first quarter of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	7.4%	27.6%	2.1%
Changes in variable margins and overhead costs	—	(25.6)	(2.7)
Total	7.4	2.0	(0.6)

Restructuring expenses	—	19.7	2.0
Translation	0.6	1.3	0.1
Other	—	—	0.1
Total	8.0%	23.0%	1.6%

Operating Revenues
Revenues increased 8.0% in the first quarter of 2011 versus 2010 primarily due to a 7.4% increase in base revenues. Base revenues increased 3.5% in the first quarter of 2011 for the North American laminate businesses primarily due to modest improvement in North American commercial construction activity and new product introductions. International base revenues increased 12.4% primarily due to increased commercial construction activity in Europe and Asia Pacific.

Operating Income
Operating income increased $6.3 million or 23.0% in the first quarter of 2011 versus 2010 primarily due to the increase in base revenues, lower restructuring expenses and the favorable effect of currency translation. Base margins decreased 60 basis points in the first quarter as the positive leverage effect of the increase in base revenues was offset by the negative impact of selling price versus material cost comparisons.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	equipment and related software for testing and measuring of material and structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic reclosable bags for storage of clothes and home goods;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables;
•	paint spray and adhesive dispensing equipment; and
•	line integration, conveyor systems and line automation for the food and beverage industries.

This segment primarily serves the general industrial, food and beverage, and consumer durables markets.

The results of operations for the All Other segment for the first quarter of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010
Operating revenues	$813,523	$709,792
Operating income	157,476	120,790
Margin %	19.4%	17.0%

In the first quarter of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:
	Three Months Ended March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base manufacturing business:
Revenue change/Operating leverage	11.5%	31.5%	3.1%
Changes in variable margins and overhead costs	—	(3.8)	(0.6)
Total	11.5	27.7	2.5

Acquisitions and divestitures	2.2	(1.1)	(0.6)
Restructuring expenses	—	2.6	0.4
Translation	0.9	1.2	—
Other	—	—	0.1
Total	14.6%	30.4%	2.4%

Operating Revenues
Revenues increased 14.6% in the first quarter of 2011 versus 2010 primarily due to an increase in base revenues and revenues from acquisitions. The acquisition revenue is primarily due to the purchase of a test and measurement business, a U.S. beverage packaging business and a plastics and security business. Base revenues increased 19.2% in the first quarter for the test and measurement businesses due to increased demand for capital equipment particularly in Asia Pacific and Europe. Base revenues increased 7.2% in the first quarter for the consumer packaging business largely as a result of increased revenues in the decorating equipment and beverage packaging solutions end markets. Base revenues for the industrial fasteners and appliance businesses improved 5.1% in the first quarter primarily due to increased industrial fastener demand. Base revenues increased 20.0% for the finishing businesses due to improved international industrial-based end market demand.

Operating Income
Operating income increased $36.7 million or 30.4% in the first quarter of 2011 versus 2010 primarily due to the growth in base revenues, lower restructuring expenses and favorable currency translation, partially offset by higher operating costs. Base margins increased 250 basis points in the first quarter as the positive leverage effect of the increase in base revenues was partially offset by higher operating costs. Acquisitions and divestitures diluted total operating margins by 60 basis points in the first quarter.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $56.4 million in the first three months of 2011 versus $52.9 million in the first three months of 2010 primarily due to intangible amortization related to newly acquired businesses.

INTEREST EXPENSE

Interest expense was essentially flat at $44.0 million in the first three months of 2011 compared to $44.4 million in the first three months of 2010.

OTHER INCOME

Other income was $5.6 million for the first three months of 2011 versus $4.6 million in 2010 primarily due to higher interest income in 2011 versus 2010.

INCOME TAXES

The effective tax rate for the first three months of 2011 was 3.3% which included the favorable discrete non-cash tax benefit of $165.9 million related to the Federal Court of Australia, Victoria decision in the Company’s favor with respect to a significant portion of the income tax deductions. The effective tax rate for the first three months of 2010 was 33.5% which included the discrete tax charge of $21.9 million related to the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act. See the Income Taxes Note in Item1 – Financial Statements for further details on these discrete tax adjustments.

NET INCOME

Net income of $623.1 million ($1.24 per diluted share) in the first three months of 2011 was 86.7% higher than the 2010 net income of $333.8 million ($0.66 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. dollar against foreign currencies in 2011 increased operating revenues for the first three months of 2011 by approximately $56 million and increased net income by approximately 2 cents per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. Management continues to believe that internally generated cash flows will be adequate to service debt, to continue to pay dividends, to finance internal growth and to fund small to medium-sized acquisitions.

The primary uses of liquidity are:
•	dividend payments – the Company’s dividend payout guidelines are 30% to 45% of the last two years’ average free operating cash flow;
•	acquisitions; and
•	any excess liquidity may be used for share repurchases.

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

Summarized cash flow information for the first quarter of 2011 and 2010 was as follows:

(In thousands)	Three Months Ended March 31
	2011	2010
Net cash provided by operating activities	$144,599	$274,820
Additions to plant and equipment	(88,353)	(59,181)
Free operating cash flow	$56,246	$215,639

Cash dividends paid	$(169,233)	$(155,724)
Acquisitions	(542,931)	(27,045)
Issuance of common stock	80,500	5,141
Net proceeds from debt	418,433	113,928
Other	23,759	18,128
Effect of exchange rate changes on cash and equivalents	31,329	(14,697)
Net increase (decrease) in cash and equivalents	$(101,897)	$155,370

On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time. As of March 31, 2011, there was approximately $871 million of authorized repurchases remaining under this program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. The Company believes that ROIC is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and cash equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the year and at the end of each quarter. For the first quarter of 2011 and 2010, ROIC was as follows:

(Dollars in thousands)	Three Months Ended March 31
	2011	2010

Operating income	$682,608	$541,541
Taxes (29.0% and 29.1%, respectively), as adjusted	(197,956)	(157,588)
Operating income after taxes, as adjusted	$484,652	$383,953
Invested capital:
Trade receivables	$2,981,230	$2,483,109
Inventories	1,824,081	1,432,500
Net plant and equipment	2,122,296	2,031,991
Investments	430,978	445,674
Goodwill and intangible assets	7,235,474	6,408,241
Accounts payable and accrued expenses	(2,258,135)	(2,020,702)
Other, net	306,991	(310,455)
Total invested capital	$12,642,915	$10,470,358
Average invested capital	$11,948,435	$10,449,331
Annualized return on average invested capital	16.2%	14.7%

The ROIC increase of 150 basis points in the first quarter of 2011 was the result of operating income after taxes increasing 26.2%, primarily due to an increase in base business, while average invested capital increased by 14.3%.

In the first quarter of 2011, the Company recorded a favorable discrete non-cash tax benefit of $165.9 million related to the Federal Court of Australia, Victoria decision in the Company’s favor with respect to a significant portion of the income tax deductions. See the Income Taxes Note in Item 1 – Financial Statements for further details on this discrete tax adjustment. Since this benefit was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the tax rate as reported to the tax rate used above is as follows:

	Three Months Ended March 31, 2011
(Dollars in thousands)	Income Before Taxes	Income Taxes	Tax Rate
As reported	$644,140	$21,000	3.3%
Discrete tax adjustment	—	165,927	25.7%
As adjusted	$644,140	$186,927	29.0%

In the first quarter of 2010, the Company recorded a discrete tax charge of $21.9 million related to the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act. See the Income Taxes Note in Item 1 – Financial Statements for further details on this discrete tax adjustment. Since this charge was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the tax rate as reported to the tax rate used above is as follows:

	Three Months Ended March 31, 2010
(Dollars in thousands)	Income Before Taxes	Income Taxes	Tax Rate
As reported	$501,805	$168,000	33.5%
Discrete tax adjustment	—	(21,881)	(4.4)%
As adjusted	$501,805	$146,119	29.1%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at March 31, 2011 and December 31, 2010 is summarized as follows:

(Dollars in thousands)
	March 31, 2011	December 31, 2010	Increase/(Decrease)
Current Assets:
Cash and equivalents	$1,084,470	$1,186,367	$(101,897)
Trade receivables	2,981,230	2,581,592	399,638
Inventories	1,824,081	1,634,856	189,225
Other	706,642	567,673	138,969
	6,596,423	5,970,488	625,935
Current Liabilities:
Short-term debt	750,773	326,236	424,537
Accounts payable and accrued expenses	2,258,135	2,140,885	117,250
Other	240,648	555,731	(315,083)
	3,249,556	3,022,852	226,704
Net Working Capital	$3,346,867	$2,947,636	$399,231
Current Ratio	2.03	1.98

Inventories and trade receivables increased primarily due to seasonality in working capital, and the increase in base revenues and acquisitions. Other current assets increased primarily due to higher tax receivables and general corporate purposes. Short-term debt increased primarily due to issuances of commercial paper to fund acquisitions and tax payments in the first quarter of 2011. Accounts payable increased due to higher purchase activity. Other current liabilities decreased primarily due to the decrease in income taxes payable.

Debt

Total debt at March 31, 2011 and December 31, 2010 was as follows:

(Dollars in thousands)
	March 31, 2011	December 31, 2010
Short-term debt	$750,773	$326,236
Long-term debt	2,597,310	2,542,087
Total debt	$3,348,083	$2,868,323

Total debt to total capitalization	24.4%	23.1%

The Company had outstanding commercial paper of $413.0 million at March 31, 2011 and no outstanding commercial paper at December 31, 2010.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary. The Company's targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions.

Stockholders’ Equity

The changes to stockholders’ equity during 2011 were as follows:

(In thousands)

Total stockholders’ equity, December 31, 2010	$9,571,999
Net income	623,140
Stock option and restricted stock activity	112,762
Pension and other postretirement benefit adjustments, net of tax	8,785
Noncontrolling interest	1,039
Cash dividends declared	(170,017)
Currency translation adjustments	231,594
Total stockholders’ equity, March 31, 2011	$10,379,302

SUBSEQUENT EVENT

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses to Graco Inc. in a $650 million cash transaction. The sale is not expected to be completed until June 2011, at the earliest, to accommodate regulatory reviews. The finishing businesses, which are included within the “All Other” segment, had revenues of approximately $305 million for the year ended December 31, 2010. The Company intends to utilize after-tax proceeds from the sale to repurchase shares as part of its share repurchase program.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, statements regarding the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, expected contributions to the Company’s pension and postretirement plans, the availability of additional financing and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) an interruption or slowdown of economic recovery in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, Asia or Australia, (3) the potential negative impact of acquisitions on the Company’s profitability and return on invested capital, (4) financial market risks to the Company’s obligations under its defined benefit pension plans, (5) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (6) decreases in credit availability, (7) an interruption in, or reduction in, introducing new products into the Company’s product lines, (8) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, (9) unfavorable tax law changes and tax authority rulings, and (10) the risk of intentional acts of our employees, agents or business partners that violate anti-corruption and other laws. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A more detailed description of these risks is set forth in the Company’s Form 10-K for 2010.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2011. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2011 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

Exhibit Index

Exhibit No.	Description
18	Letter regarding change in accounting principle.
31	Rule 13a-14(a) Certification.
32	Section 1350 Certification.
101*
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith:  (i) Statement of Income, (ii) Statement of Financial Position, (iii) Statement of Cash Flows and (iv) related Notes to Financial Statements.

*As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: May 5, 2011	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)