Form 10-Q
period 2011-08-05
ILLINOIS TOOL WORKS INC
filed 2011-08-05
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Non-accelerated filer  ___ (Do not check if a smaller reporting company)Smaller reporting company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2011:  491,414,518.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating Revenues	$4,614,914	$3,928,056	$8,886,759	$7,560,820
Cost of revenues	2,996,014	2,514,222	5,758,023	4,842,085
Selling, administrative, and research
and development expenses	845,145	735,847	1,641,145	1,463,491
Amortization of intangible assets	62,705	51,952	117,949	103,534
Operating Income	711,050	626,035	1,369,642	1,151,710
Interest expense	(45,396)	(43,269)	(89,378)	(87,564)
Other income (expense)	15,357	2,207	21,252	6,085
Income from Continuing Operations
Before Income Taxes	681,011	584,973	1,301,516	1,070,231
Income Taxes	197,482	185,181	211,750	349,143
Income from Continuing Operations	483,529	399,792	1,089,766	721,088
Income from Discontinued Operations	14,901	11,664	31,804	24,173
Net Income	$498,430	$411,456	$1,121,570	$745,261

Income Per Share from Continuing
Operations:
Basic	$0.97	$0.79	$2.19	$1.43
Diluted	$0.96	$0.79	$2.17	$1.43
Income Per Share from Discontinued
Operations:
Basic	$0.03	$0.02	$0.06	$0.05
Diluted	$0.03	$0.02	$0.06	$0.05
Net Income Per Share:
Basic	$1.00	$0.82	$2.25	$1.48
Diluted	$0.99	$0.81	$2.23	$1.47
Cash Dividends:
Paid	$0.34	$0.31	$0.68	$0.62
Declared	$0.34	$0.31	$0.68	$0.62
Shares of Common Stock Outstanding
During the Period:
Average	497,798	503,265	498,178	502,847
Average assuming dilution	501,861	506,297	502,300	505,479

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In thousands)	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and equivalents	$1,230,662	$1,186,367
Trade receivables	3,146,005	2,581,592
Inventories	1,919,679	1,634,856
Deferred income taxes	329,523	301,486
Prepaid expenses and other current assets	507,436	266,187
Assets held for sale	423,774	—
Total current assets	7,557,079	5,970,488

Plant and Equipment:
Land	263,332	264,875
Buildings and improvements	1,618,362	1,574,593
Machinery and equipment	4,084,256	3,930,502
Equipment leased to others	194,560	187,284
Construction in progress	121,348	104,440
Gross plant and equipment	6,281,858	6,061,694
Accumulated depreciation	(4,149,845)	(3,995,538)
Net plant and equipment	2,132,013	2,066,156

Investments	435,576	440,760
Goodwill	5,101,220	4,971,818
Intangible Assets	2,105,649	1,731,016
Deferred Income Taxes	566,621	615,326
Other Assets	628,017	616,747
	$18,526,175	$16,412,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,450,332	$326,236
Accounts payable	864,955	749,489
Accrued expenses	1,430,842	1,391,396
Cash dividends payable	167,081	169,233
Income taxes payable	43,673	386,498
Deferred income taxes	3,097	—
Liabilities held for sale	102,175	—
Total current liabilities	4,062,155	3,022,852
Noncurrent Liabilities:
Long-term debt	2,622,796	2,542,087
Deferred income taxes	114,120	194,590
Other liabilities	1,305,080	1,080,783
Total noncurrent liabilities	4,041,996	3,817,460

Stockholders’ Equity:
Common stock	5,418	5,385
Additional paid-in-capital	631,621	460,806
Income reinvested in the business	11,192,418	10,407,946
Common stock held in treasury	(2,291,851)	(1,740,682)
Accumulated other comprehensive income	870,881	427,155
Noncontrolling interest	13,537	11,389
Total stockholders’ equity	10,422,024	9,571,999
	$18,526,175	$16,412,311

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)	Six Months Ended June 30
	2011	2010
Cash Provided by (Used for) Operating Activities:
Net income	$1,121,570	$745,261
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	166,910	166,525
Amortization of intangible assets	120,125	106,237
Change in deferred income taxes	(51,618)	(14,173)
Provision for uncollectible accounts	4,766	9,995
Loss on sale of plant and equipment	459	706
Income from investments	(13,630)	(10,232)
Gain on sale of operations and affiliates	(2,233)	(1,611)
Stock compensation expense	27,736	27,399
Other non-cash items, net	(2,983)	664
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(525,659)	(393,136)
Inventories	(193,673)	(174,494)
Prepaid expenses and other assets	(20,442)	16,687
Increase (decrease) in--
Accounts payable	90,923	147,042
Accrued expenses and other liabilities	68,762	40,439
Income taxes	(336,412)	(59,724)
Other, net	2,568	586
Net cash provided by operating activities	457,169	608,171
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(747,855)	(216,830)
Additions to plant and equipment	(175,954)	(123,281)
Purchases of investments	(401)	(1,257)
Proceeds from investments	11,698	9,427
Proceeds from sale of plant and equipment	5,327	8,772
Proceeds from sale of operations and affiliates	1,386	1,403
Other, net	8,423	20,615
Net cash used for investing activities	(897,376)	(301,151)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(339,250)	(311,495)
Issuance of common stock	131,462	42,852
Repurchases of common stock	(550,000)	—
Net proceeds of debt with original maturities of three months or less	1,114,933	95,662
Proceeds from debt with original maturities of more than three months	196	1,488
Repayments of debt with original maturities of more than three months	(1,966)	(24,457)
Excess tax benefits from share-based compensation	7,091	2,311
Net cash provided by (used for) financing activities	362,466	(193,639)
Effect of Exchange Rate Changes on Cash and Equivalents	122,036	(118,232)
Cash and Equivalents:
Increase (decrease) during the period	44,295	(4,851)
Beginning of period	1,186,367	1,346,166
End of period	$1,230,662	$1,341,315
Cash Paid During the Period for Interest	$58,728	$64,455
Cash Paid During the Period for Income Taxes	$566,193	$378,179
Liabilities Assumed from Acquisitions	$89,622	$106,878

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

The Company has applied this change in accounting principle retrospectively to all prior financial statement periods presented. The elimination of the one month reporting lag for international operations outside of North America resulted in a decrease to operating revenues from continuing operations of $30,572,000, to income from continuing operations of $7,506,000, or $0.01 per diluted share, and to net income of $9,336,000, or $0.02 per diluted share, for the three months ended June 30, 2010; an increase to operating revenues from continuing operations of $93,363,000, to income from continuing operations of $26,961,000, or $0.06 per diluted share, and to net income of $30,138,000, or $0.06 per diluted share, for the six months ended June 30, 2010; and an increase to income reinvested in the business of $8,722,000 as of December 31, 2010.

(2)           COMPREHENSIVE INCOME

The components of comprehensive income in the periods presented were:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$498,430	$411,456	$1,121,570	$745,261
Other comprehensive income:
Foreign currency translation adjustments	195,179	(310,954)	426,773	(368,521)
Pension and other postretirement benefit adjustments, net of tax	8,168	5,951	16,953	11,988
Comprehensive income	$701,777	$106,453	$1,565,296	$388,728

(3)           DISCONTINUED OPERATIONS

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses to Graco Inc. in a $650,000,000 cash transaction. The sale is not expected to be completed prior to the fourth quarter of 2011, to accommodate regulatory reviews. The finishing businesses, which were included within the All Other segment, had revenues of approximately $305,000,000 for the year ended December 31, 2010. Additionally, in the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the All Other segment and an electronics components business in the Power Systems & Electronics segment, which had combined 2010 revenues of approximately $100,000,000. The Company expects to dispose of both businesses within one year. These businesses are classified as held for sale as of June 30, 2011.

The held for sale finishing, consumer packaging, and electronics components businesses discussed above, along with a flooring business in the Decorative Surfaces segment that was exited in early 2011 and a security printing business in the All Other segment that was sold in the third quarter of 2010, are reported as discontinued operations in the statement of income. All related prior period income statement information has been restated to conform to the current year reporting of these businesses.

Results of the discontinued operations for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$121,891	$113,345	$237,625	$218,182

Income before income taxes	$22,526	$17,484	$46,161	$34,028
Income taxes	(7,625)	(5,820)	(14,357)	(9,855)
Income from discontinued operations	$14,901	$11,664	$31,804	$24,173

As of June 30, 2011, the assets and liabilities of the held for sale finishing, consumer packaging, and electronics components businesses discussed above were included in assets and liabilities held for sale in the statement of financial position, as follows:

(In thousands)	June 30, 2011
Trade receivables	$87,350
Inventories	57,035
Net plant and equipment	49,130
Goodwill and intangible assets	215,320
Other	14,939
Total assets held for sale	$423,774

Accounts payable	$23,509
Accrued expenses	50,848
Other	27,818
Total liabilities held for sale	$102,175

(4)           INCOME TAXES

The Company has been litigating its dispute with the Australian Tax Office over the tax treatment of an intercompany financing transaction between the U.S. and Australia. The case was heard before the Federal Court of Australia, Victoria, in September 2010. The proceedings resulted from the Company’s appeal of a decision by the Australian Tax Commissioner to disallow income tax deductions for the income tax years 2002 through 2005 and the assessment of withholding taxes for income tax year 2003. The Company also contested the Commissioner’s similar determination for income tax years 2006 and 2007; however, the parties agreed to follow the Court’s decision made on the earlier years. On February 4, 2011, the Federal Court of Australia, Victoria, decided in the Company’s favor with respect to a significant portion of the income tax deductions. The Court issued the final orders on February 18, 2011. Based on this decision, the Company decreased its unrecognized tax benefits related to this matter by approximately $197,000,000 and recorded a favorable discrete non-cash tax benefit to reduce tax expense by $165,927,000 in the first half of 2011. The Australian Tax Office has appealed the timing of certain of the deductions, the outcome of which is not expected to be material.

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

The components of the effective tax rate for the six month periods ended June 30, 2011 and 2010 were as follows:

	June 30, 2011	June 30, 2010
Estimated annual effective tax rate	29.0%	30.6%
Discrete tax adjustments	(12.7)	2.0
Effective tax rate	16.3%	32.6%

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

(5)           INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 were as follows:

(In thousands)
	June 30, 2011	December 31, 2010
Raw material	$644,364	$552,996
Work-in-process	177,272	165,298
Finished goods	1,098,043	916,562
	$1,919,679	$1,634,856

(6)RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the periods ended June 30, 2011 and 2010 were as follows:

(In thousands)	Three Months Ended June 30				Six Months Ended June 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Components of net periodic
benefit cost:
Service cost	$23,247	$23,238	$3,358	$3,485	$47,772	$46,639	$6,715	$6,970
Interest cost	28,437	27,161	7,383	7,498	59,601	54,703	14,766	14,997
Expected return on plan assets	(38,691)	(37,003)	(5,141)	(4,545)	(80,540)	(74,378)	(10,282)	(9,091)
Amortization of actuarial loss	9,729	6,454	104	10	20,052	12,968	208	20
Amortization of prior service
cost	195	183	1,612	1,612	405	367	3,224	3,223
Amortization of net transition
amount	—	7	—	—	—	15	—	—
Net periodic benefit cost	$22,917	$20,040	$7,316	$8,060	$47,290	$40,314	$14,631	$16,119
Amounts were included in the statement of income as follows:
Income from continuing
operations	$22,078	$19,242	$7,230	$7,960	$45,524	$38,707	$14,459	$15,919
Income from discontinued
operations	839	798	86	100	1,766	1,607	172	200
Total	$22,917	$20,040	$7,316	$8,060	$47,290	$40,314	$14,631	$16,119

The Company expects to contribute approximately $129,100,000 to its pension plans and $39,500,000 to its other postretirement plans in 2011. As of June 30, 2011, contributions of $44,000,000 to pension plans and $16,300,000 to other postretirement plans have been made.

(7)           SHORT-TERM DEBT

The Company had outstanding commercial paper of $1,065,933,000 at June 30, 2011 and no outstanding commercial paper at December 31, 2010. Commercial paper is stated at cost, which approximates fair value.

(8)           LONG-TERM DEBT

Based on rates for comparable instruments, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In thousands)
	June 30, 2011	December 31, 2010
Fair value	$3,067,682	$3,105,228
Carrying value	2,880,980	2,794,303

In June 2010, the Company entered into a $1,000,000,000 Line of Credit Agreement with a termination date of June 10, 2011. This line of credit was replaced on June 10, 2011 by a $1,000,000,000 Line of Credit Agreement with a termination date of June 10, 2016. No amounts were outstanding under this facility at June 30, 2011.

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

DISCONTINUED OPERATIONS

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses to Graco Inc. in a $650 million cash transaction. The sale is not expected to be completed prior to the fourth quarter of 2011, to accommodate regulatory reviews. The finishing businesses, which were included within the All Other segment, had revenues of approximately $305 million for the year ended December 31, 2010. Additionally, in the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the All Other segment and an electronics components business in the Power Systems & Electronics segment, which had combined 2010 revenues of approximately $100 million. The Company expects to dispose of both businesses within one year. These businesses are classified as held for sale as of June 30, 2011.

The held for sale finishing, consumer packaging, and electronics components businesses discussed above, along with a flooring business in the Decorative Surfaces segment that was exited in early 2011 and a security printing business in the All Other segment that was sold in the third quarter of 2010, are reported as discontinued operations in the statement of income. All related prior period income statement information has been restated to conform to the current year reporting of these businesses. See the Discontinued Operations Note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$4,614,914	$3,928,056	$8,886,759	$7,560,820
Operating income	711,050	626,035	1,369,642	1,151,710
Margin %	15.4%	15.9%	15.4%	15.2%

In the second quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	6.3%	16.6%	1.5%	8.9%	24.5%	2.2%
Changes in variable margins & overhead costs	—	(8.1)	(1.2)	—	(11.6)	(1.6)
Total	6.3	8.5	0.3	8.9	12.9	0.6

Acquisitions and divestitures	4.8	0.8	(0.6)	4.5	1.2	(0.5)
Restructuring costs	—	(1.9)	(0.3)	—	0.5	0.1
Translation	6.3	6.2	—	4.1	4.3	—
Other	0.1	—	0.1	—	—	—
Total	17.5%	13.6%	(0.5)%	17.5%	18.9%	0.2%

Operating Revenues
Revenues increased 17.5% for both the second quarter and year-to-date periods of 2011 versus 2010 primarily due to higher base revenues, the favorable effect of currency translation and revenues from acquisitions. Base revenues increased 6.3% and 8.9% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 amid economic conditions that have begun to show moderating growth in the second quarter of 2011. North American base revenues increased 7.4% and 9.8% in the second quarter and year-to-date periods, respectively, while international base revenues increased 5.1% and 8.0% in the same periods. End markets associated with the automotive, welding, and test and measurement businesses showed strength in the second quarter and year-to-date periods.

Operating Income
Operating income increased 13.6% and 18.9% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the increase in base revenues and the favorable effect of currency translation. Base margins increased 30 basis points and 60 basis points in the second quarter and year-to-date periods of 2011, respectively, primarily due to the positive leverage effect of the increase in base revenues, partially offset by the negative impact of selling price versus material cost comparisons. Acquisitions and divestitures diluted operating margins by 60 and 50 basis points in the second quarter and year-to-date periods, respectively.

Certain reclassifications of prior year segment data have been made to conform with current year reporting. The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Transportation	$805,577	$656,763	$1,560,351	$1,267,379
Industrial Packaging	697,695	577,210	1,328,887	1,119,440
Power Systems & Electronics	723,353	608,726	1,407,351	1,173,848
Food Equipment	491,358	446,786	963,777	880,957
Construction Products	519,868	465,554	983,155	851,029
Polymers & Fluids	368,461	287,642	684,940	544,674
Decorative Surfaces	284,606	254,349	551,852	495,289
All Other	746,561	653,144	1,452,363	1,272,060
Intersegment revenues	(22,565)	(22,118)	(45,917)	(43,856)
Total operating revenues	$4,614,914	$3,928,056	$8,886,759	$7,560,820

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:
•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair;
•	polyester coatings and patch and repair products for the marine industry; and
•	truck remanufacturing and related parts and service.

This segment primarily serves the automotive original equipment manufacturers and tiers, and the automotive aftermarket.

The results of operations for the Transportation segment for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$805,577	$656,763	$1,560,351	$1,267,379
Operating income	119,718	104,022	240,022	196,289
Margin %	14.9%	15.8%	15.4%	15.5%

In the second quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	7.4%	17.3%	1.5%	11.1%	26.6%	2.2%
Changes in variable margins & overhead costs	—	(7.6)	(1.1)	—	(9.3)	(1.3)
Total	7.4	9.7	0.4	11.1	17.3	0.9

Acquisitions	9.6	(1.4)	(1.5)	8.6	0.9	(1.1)
Restructuring costs	—	(0.2)	—	—	(0.1)	—
Translation	5.7	7.0	0.2	3.5	4.3	0.1
Other	—	—	—	(0.1)	(0.1)	—
Total	22.7%	15.1%	(0.9)%	23.1%	22.3%	(0.1)%

Operating Revenues
Revenues increased 22.7% and 23.1% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the increase in base revenues, revenues from acquisitions and the favorable effect of currency translation. The increase in acquisition revenue is primarily due to the purchase of two North American automotive aftermarket businesses, one in the second quarter of 2010, and one in the first quarter of 2011. North American automotive base revenues increased 6.6% and 12.2% in the second quarter and year-to-date periods, respectively, due to an increase in North American auto builds of 1.0% and 8.4% in the second quarter and year-to-date periods, respectively. International automotive base revenues increased 8.2% and 10.9% in the second quarter and year-to-date periods, respectively, due to an increase in European auto builds of 3.8% and 7.6% for the respective periods, increased product penetration and gains in emerging markets. Both North American and international automotive vehicle production was modestly affected by the late first quarter 2011 natural disaster in Japan. The automotive aftermarket base business increased 1.3% and 3.5%, respectively, for the second quarter and year-to-date periods of 2011, and was modestly impacted by higher fuel costs which reduced miles driven and the need for service and maintenance. The truck remanufacturing and related parts and service business increased 16.7% and 20.9%, respectively, driven primarily by increased market demand in North America.

Operating Income
Operating income increased 15.1% and 22.3% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the increase in base revenues and the favorable effect of currency translation. Base margins increased 40 and 90 basis points for the second quarter and year-to-date periods, respectively, primarily as a result of positive leverage from the increase in base revenues partially offset by the negative impact of selling price versus material cost comparisons and higher operating costs. Acquisitions diluted margins by 150 and 110 basis points in the second quarter and year-to-date periods, respectively.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the general industrial, primary metals, food and beverage, and construction markets.

The results of operations for the Industrial Packaging segment for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$697,695	$577,210	$1,328,887	$1,119,440
Operating income	75,801	61,966	141,898	119,490
Margin %	10.9%	10.7%	10.7%	10.7%

In the second quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	9.6%	34.8%	2.5%	11.8%	43.6%	3.0%
Changes in variable margins & overhead costs	—	(22.9)	(2.3)	—	(32.1)	(3.1)
Total	9.6	11.9	0.2	11.8	11.5	(0.1)

Acquisitions	3.7	3.2	—	1.9	1.7	—
Restructuring costs	—	(2.1)	(0.2)	—	(1.1)	(0.1)
Translation	7.6	9.4	0.2	5.0	6.7	0.2
Other	—	(0.1)	—	—	—	—
Total	20.9%	22.3%	0.2%	18.7%	18.8%	—%

Operating Revenues
Operating revenues increased 20.9% and 18.7 % in the second quarter and year-to-date periods of 2011, respectively, versus 2010 due to the increase in base revenues, the favorable effect of currency translation and revenues from acquisitions. The increase in acquisition revenue is primarily due to the purchase of a protective packaging business in the first quarter of 2011. Base revenues increased 12.9% and 13.2% for the North American strapping and equipment businesses in the second quarter and year-to-date periods, respectively, primarily due to higher equipment sales and higher steel and plastic strapping prices. Increased activity in capital equipment sales to the brick and forest product markets contributed to the higher revenue. Base revenues for the international strapping and equipment businesses increased 6.2% and 10.7% in the second quarter and year-to-date periods, respectively, primarily due to an increase in strap price as well as an increase in tool and equipment revenues, mainly in Europe and India. Worldwide protective packaging base revenues increased 11.3% and 9.0% in the second quarter and year-to-date periods, respectively, while worldwide stretch packaging base revenues increased 10.2% and 16.5% in the same periods.

Operating Income
Operating income increased 22.3% and 18.8% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the favorable effect of the increase in base revenues and the favorable effect of currency translation. Base operating margins increased 20 basis points in the second quarter and decreased 10 basis points for the year-to-date period of 2011, primarily due to the positive leverage effect of the increase in base revenues, offset by the negative impact of selling price versus material cost comparisons and increased operating expenses.

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

The results of operations for the Power Systems & Electronics segment for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$723,353	$608,726	$1,407,351	$1,173,848
Operating income	149,261	122,175	293,633	233,065
Margin %	20.6%	20.1%	20.9%	19.9%

In the second quarter and year-to-date periods of 2011, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	11.9%	24.2%	2.2%	14.2%	29.4%	2.7%
Changes in variable margins & overhead costs	—	(3.8)	(0.7)	—	(7.2)	(1.3)
Total	11.9	20.4	1.5	14.2	22.2	1.4

Acquisitions	2.5	0.4	(0.4)	2.6	1.0	(0.3)
Restructuring costs	—	(2.3)	(0.4)	—	—	—
Translation	4.4	3.7	(0.2)	3.1	2.7	(0.1)
Other	—	—	—	—	0.1	—
Total	18.8%	22.2%	0.5%	19.9%	26.0%	1.0%

Operating Revenues
Revenues increased 18.8% and 19.9% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 due to growth in base business, the favorable effect of currency translation and revenues from acquisitions. The acquisition revenue was primarily due to the purchase of an ionization control and monitoring systems business and an automated welding systems business in 2010. North American welding base business revenues increased 19.9% and 23.5% in the second quarter and year-to-date periods, respectively, as a number of industrial-based end markets continued to have strong demand. In particular, increased sales to heavy equipment OEM’s and other manufacturers helped drive base revenues. Base business revenues for the international welding businesses increased 14.1% and 13.4% in the same periods, primarily due to strong growth in both Asia Pacific and Europe. Base revenues for the electronics businesses increased 4.1% and 6.3% for the second quarter and year-to-date periods, respectively, mainly due to strong growth in the PC fabrication businesses driven by solid demand for consumer electronics products.

Operating Income
Operating income increased 22.2% and 26.0% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 mainly due to the increase in base revenues and the favorable effect of currency translation. Base margins increased 150 and 140 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive leverage effect of the growth in base business revenues, partially offset by the negative impact of selling price versus material cost comparisons and higher overhead expenses. Acquisitions diluted margins by 40 and 30 basis points in the second quarter and year-to-date periods, respectively.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales;
•	kitchen exhaust, ventilation and pollution control systems; and
•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$491,358	$446,786	$963,777	$880,957
Operating income	66,800	61,809	134,130	118,279
Margin %	13.6%	13.8%	13.9%	13.4%

In the second quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.9%	5.9%	0.5%	4.1%	13.0%	1.2%
Changes in variable margins & overhead costs	—	10.9	1.5	—	6.9	0.9
Total	1.9	16.8	2.0	4.1	19.9	2.1

Acquisitions	1.9	(0.4)	(0.3)	1.8	(1.0)	(0.4)
Restructuring costs	—	(14.3)	(1.9)	—	(9.3)	(1.2)
Translation	6.2	6.0	—	3.5	3.8	—
Other	—	—	—	—	—	—
Total	10.0%	8.1%	(0.2)%	9.4%	13.4%	0.5%

Operating Revenues
Revenues increased 10.0% and 9.4% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 due to the favorable effect of currency translation, growth in base business and revenues from acquisitions. Acquisition revenue is attributable to a European food equipment business purchased in the third quarter of 2010. North American base revenues increased 4.2% and 5.3% in the second quarter and year-to-date periods, respectively, as equipment revenues increased 6.2% and 7.8%, respectively, and service revenues increased 3.0% and 1.8%, respectively. International base revenues decreased 0.4% in the second quarter as equipment revenues decreased 2.8%, partially offset by an increase in service revenues of 2.1%. Equipment sales were negatively impacted by a reduction in government institutional spending in France. For the year-to-date period, international base revenues increased 2.7% as equipment revenues increased 2.9% and service revenues increased 2.4%.

Operating Income
Operating income increased 8.1% and 13.4% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the increase in base revenues, lower operating expenses and the favorable effect of currency translation, partially offset by higher restructuring expenses. Base margins increased 200 and 210 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive leverage effect of the increase in base revenues and adjustments related to a European business in 2010, partially offset by the negative impact of selling price versus material cost comparisons. Acquisitions diluted margins by 30 and 40 basis points in the second quarter and year-to-date periods, respectively.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood and metal applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, commercial construction and renovation construction markets.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$519,868	$465,554	$983,155	$851,029
Operating income	64,338	67,519	109,977	99,950
Margin %	12.4%	14.5%	11.2%	11.7%

In the second quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(2.2)%	(6.7)%	(0.7)%	2.6%	10.0%	0.9%
Changes in variable margins & overhead costs	—	(12.4)	(1.8)	—	(23.2)	(2.7)
Total	(2.2)	(19.1)	(2.5)	2.6	(13.2)	(1.8)

Acquisitions	3.5	0.8	(0.3)	5.3	0.7	(0.5)
Restructuring costs	—	2.1	0.3	—	11.2	1.3
Translation	10.4	11.5	0.4	7.6	11.3	0.5
Other	—	—	—	—	—	—
Total	11.7%	(4.7)%	(2.1)%	15.5%	10.0%	(0.5)%

Operating Revenues
Revenues increased 11.7% and 15.5% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the favorable effect of currency translation and revenues from acquisitions. Acquisition revenue was primarily due to the acquisition of a European retail distribution business in the second quarter of 2010 and a Canadian fastener business in the second quarter of 2011. Base business revenues declined 2.2% in the second quarter of 2011 while increasing 2.6% in the year-to-date period. International base revenues increased 2.1% and 5.2% in the second quarter and year-to-date periods, respectively, primarily driven by a 6.1% and 11.3% increase in European base revenues in the second quarter and year-to-date periods, respectively, versus 2010. While European base revenues grew year-over-year as a result of commercial construction end market demand, growth moderated in the second quarter 2011 from earlier in the year. Base revenues for the Asia Pacific region decreased 2.8% and 1.6% for the same periods primarily due to pricing pressure in the Australian/New Zealand market. North American base revenues decreased 10.7% and 3.0% in the second quarter and year-to-date periods, respectively, primarily due to continued weakness in North American construction end market activity and a one-time licensing agreement settlement that positively impacted revenues in the second quarter of 2010.

Operating Income
Operating income decreased 4.7% in the second quarter versus 2010 primarily due to negative leverage from the decrease in base revenues described above and increased operating expenses, partially offset by the favorable effect of currency translation. Operating income increased 10.0% for the year-to-date period versus 2010 primarily due to the favorable effect of currency translation and lower restructuring expenses, partially offset by higher operating expenses. Base margins decreased 250 and 180 basis points in the second quarter and year-to-date periods, respectively, primarily due to the one-time licensing agreement settlement in 2010 and the negative impact of selling price versus material cost comparisons in 2011.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and hygiene products.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications; and
•	hand wipes and cleaners for industrial applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations, and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$368,461	$287,642	$684,940	$544,674
Operating income (loss)	61,970	57,847	108,635	100,800
Margin %	16.8%	20.1%	15.9%	18.5%

In the second quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.5%	3.4%	0.4%	3.2%	7.9%	0.8%
Changes in variable margins & overhead costs	—	(9.6)	(1.9)	—	(12.8)	(2.3)
Total	1.5	(6.2)	(1.5)	3.2	(4.9)	(1.5)

Acquisitions	18.5	8.4	(1.4)	17.1	9.4	(0.9)
Restructuring costs	—	(1.7)	(0.3)	—	(1.7)	(0.3)
Translation	8.1	6.5	—	5.4	4.9	—
Other	—	0.1	(0.1)	0.1	0.1	0.1
Total	28.1%	7.1%	(3.3)%	25.8%	7.8%	(2.6)%

Operating Revenues
Revenues increased 28.1% and 25.8% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to revenues from acquisitions and the favorable effect of currency translation. Acquisition revenue was primarily the result of the purchase of an international polymers business and a Latin American fluids business in the fourth quarter of 2010, as well as a Latin American solvent business in the second quarter of 2011. Worldwide base revenues for the fluids businesses increased 5.6% and 4.9% in the second quarter and year-to-date periods, respectively. Worldwide base revenues for the polymers businesses were flat in the second quarter and increased 2.5% for the year-to-date period as industrial demand for polymer products in North American and international end markets moderated in the second quarter of 2011.

Operating Income
Operating income increased 7.1% and 7.8% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to income from acquisitions and the favorable effect of currency translation, partially offset by higher operating expenses and higher restructuring expenses. Base margins decreased 150 basis points in both periods due to the negative impact of selling price versus material cost comparisons and increased overhead costs resulting from higher investment in new product development and other growth initiatives, partially offset by the positive leverage effect of the increase in base revenues.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for furniture, office and retail space and countertops; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction and residential construction markets.

The results of operations for the Decorative Surfaces segment for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$284,606	$254,349	$551,852	$495,289
Operating income	35,502	36,066	69,379	64,009
Margin %	12.5%	14.2%	12.6%	12.9%

In the second quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	6.5%	18.8%	1.6%	8.3%	26.7%	2.2%
Changes in variable margins & overhead costs	—	(23.6)	(3.1)	—	(29.2)	(3.5)
Total	6.5	(4.8)	(1.5)	8.3	(2.5)	(1.3)

Acquisitions	—	—	—	—	—	—
Restructuring costs	—	0.3	—	—	8.6	1.0
Translation	5.4	3.0	(0.2)	3.1	2.2	(0.1)
Other	—	(0.1)	—	—	0.1	0.1
Total	11.9%	(1.6)%	(1.7)%	11.4%	8.4%	(0.3)%

Operating Revenues
Revenues increased 11.9% and 11.4% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 due to an increase in base business and the favorable effect of currency translation. Base revenues increased 4.9% and 6.6% for the North American laminate businesses in the second quarter and year-to-date periods, respectively, primarily due to new product introductions and modest improvement in commercial construction activity. International base revenues increased 8.3% and 10.0% in the second quarter and year-to-date periods, respectively, primarily due to increased commercial construction activity in Europe and Asia Pacific.

Operating Income
Operating income decreased 1.6% in the second quarter of 2011 versus 2010 primarily due to higher operating costs partially offset by the increase in base revenues and the favorable effect of currency translation. Operating income increased 8.4% in year-to-date period of 2011 versus 2010 primarily due to the increase in base revenues, lower restructuring costs and the favorable effect of currency translation, partially offset by higher operating costs. Base margins declined 150 and 130 basis points in the second quarter and year-to-date periods, respectively, as the positive leverage effect of the increase in base revenues was offset by the negative impact of selling price versus material cost comparisons and increased operating costs.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	equipment and related software for testing and measuring of materials and structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables; and
•	line integration, conveyor systems and line automation for the food and beverage industries.

This segment primarily serves the general industrial, food and beverage, and consumer durables.

The results of operations for the All Other segment for the second quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating revenues	$746,561	$653,144	$1,452,363	$1,272,060
Operating income	137,660	114,631	271,968	219,828
Margin %	18.4%	17.6%	18.7%	17.3%

In the second quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	8.1%	21.1%	2.1%	9.3%	24.5%	2.4%
Changes in variable margins & overhead costs	—	(4.8)	(0.8)	—	(4.0)	(0.6)
Total	8.1	16.3	1.3	9.3	20.5	1.8

Acquisitions and divestitures	1.9	(1.0)	(0.5)	2.5	(0.5)	(0.5)
Restructuring costs	—	0.6	0.1	—	1.3	0.2
Translation	4.3	4.2	(0.1)	2.5	2.4	—
Other	—	—	—	(0.1)	—	(0.1)
Total	14.3%	20.1%	0.8%	14.2%	23.7%	1.4%

Operating Revenues
Revenues increased 14.3% and 14.2% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to an increase in base business revenues, the favorable effect of currency translation and revenues from acquisitions. The acquisition revenue is primarily due to the purchase of a test and measurement business and a plastics and security business in 2010. Base revenues increased 17.0% and 18.1% in the second quarter and year-to-date periods, respectively, for the worldwide test and measurement businesses due to increased equipment orders in Asia and Europe. Base business revenues increased 5.7% and 6.2% in the second quarter and year-to-date periods, respectively, for the consumer packaging businesses due to strength in the worldwide decorating and consumer packaging businesses. Base revenues in the worldwide industrial fasteners and appliance businesses decreased 0.5% in the second quarter of 2011 primarily due to weakness in the appliance end market. Base revenues increased 2.2% year-to-date for the worldwide industrial fasteners and appliance businesses.

Operating Income
Operating income increased 20.1% and 23.7% in the second quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to growth in base revenues, favorable currency translation and lower restructuring expenses. Base margins increased 130 and 180 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive leverage effect of the increase in base revenues, partially offset by higher operating costs. Acquisitions and divestitures diluted total operating margins by 50 basis points in both periods of 2011 versus 2010.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $117.9 million in the first six months of 2011 versus $103.5 million in the first six months of 2010, due to intangible amortization related to newly acquired businesses.

INTEREST EXPENSE

Interest expense increased slightly to $89.4 million in the first six months of 2011 versus $87.6 million in the first six months of 2010.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $21.3 million for the first six months of 2011 versus income of $6.1 million in 2010 primarily due to higher interest income and higher investment income in 2011, partially offset by higher currency translation losses in 2011 versus 2010.

INCOME TAXES

The effective tax rate for the first six months of 2011 was 16.3% which included the favorable discrete non-cash tax benefit of $165.9 million in the first quarter of 2011 related to the Federal Court of Australia, Victoria decision in the Company’s favor with respect to a significant portion of the income tax deductions. The effective tax rate for the first six months of 2010 was 32.6% which included the discrete tax charge of $21.9 million related to the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act. See the Income Taxes Note in Item 1 – Financial Statements for further details on these discrete tax adjustments.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $1.1 billion ($2.17 per diluted share) in the first six months of 2011 was 51.1% higher than the 2010 income from continuing operations of $721.1 million ($1.43 per diluted share).

FOREIGN CURRENCY

The strengthening of foreign currencies against the U.S. Dollar increased operating revenues for the first six months of 2011 by approximately $299 million and income from continuing operations by approximately 7 cents per diluted share versus 2010.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations increased to $31.8 million ($0.06 per diluted share) in the first six months of 2011 versus $24.2 million ($0.05 per diluted share) in 2010 primarily as a result of improved operating results in the held for sale finishing businesses. See the Discontinued Operations Note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. Management continues to believe that internally generated cash flows will be adequate to service debt, to continue to pay dividends, to finance internal growth and to fund small to medium-sized acquisitions.

The primary uses of liquidity are:
•	dividend payments – the Company’s dividend payout guidelines are 30% to 45% of the average of the last two years of free operating cash flow;
•	acquisitions; and
•	any excess liquidity may be used for share repurchases.

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

Summarized cash flow information for the second quarter and year-to-date periods of 2011 and 2010 was as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net cash provided by operating activities	$312,570	$333,351	$457,169	$608,171
Additions to plant and equipment	(87,601)	(64,100)	(175,954)	(123,281)
Free operating cash flow	$224,969	$269,251	$281,215	$484,890

Cash dividends paid	$(170,017)	$(155,771)	$(339,250)	$(311,495)
Acquisitions	(204,924)	(189,785)	(747,855)	(216,830)
Issuance of common stock	50,962	37,711	131,462	42,852
Repurchases of common stock	(550,000)	—	(550,000)	—
Net proceeds (repayments) of debt	694,730	(41,235)	1,113,163	72,693
Other	9,765	23,143	33,524	41,271
Effect of exchange rate changes on cash and
equivalents	90,707	(103,535)	122,036	(118,232)
Net increase (decrease) in cash and equivalents	$146,192	$(160,221)	$44,295	$(4,851)

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time (the “2007 Program”). In the first six months of 2011, the Company repurchased approximately 9.6 million shares of its common stock at an average price of $57.01 per share under this program. As of June 30, 2011, there was approximately $321 million of authorized repurchases remaining under the 2007 Program.

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). As of June 30, 2011, no shares have been repurchased under the 2011 Program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. The Company believes that ROIC is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and cash equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the year and at the end of each quarter. For the second quarter and year-to-date periods of 2011 and 2010, ROIC was as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Operating income	$711,050	$626,035	$1,369,642	$1,151,710
Taxes (29.0%, 31.7%, 29.0% and 30.6%,
respectively), as adjusted	(206,205)	(198,453)	(397,196)	(352,423)
Operating income after taxes, as adjusted	$504,845	$427,582	$972,446	$799,287
Invested capital:
Trade receivables	$3,146,005	$2,624,326	$3,146,005	$2,624,326
Inventories	1,919,679	1,476,223	1,919,679	1,476,223
Net plant and equipment	2,132,013	1,944,220	2,132,013	1,944,220
Investments	435,576	445,255	435,576	445,255
Goodwill and intangible assets	7,206,869	6,394,947	7,206,869	6,394,947
Accounts payable and accrued expenses	(2,295,797)	(2,052,718)	(2,295,797)	(2,052,718)
Net assets held for sale	321,599	—	321,599	—
Other, net	398,546	(301,988)	398,546	(301,988)
Total invested capital	$13,264,490	$10,530,265	$13,264,490	$10,530,265
Average invested capital	$12,953,703	$10,500,312	$12,387,120	$10,476,308
Annualized return on average invested capital	15.6%	16.3%	15.7%	15.3%

The ROIC decrease of 70 basis points in the second quarter of 2011 was the result of average invested capital increasing 23.4%, while operating income after taxes increased 18.1%.

The ROIC increase of 40 basis points for the year-to-date period of 2011 was the result of operating income after taxes increasing 21.7%, while average invested capital increased 18.2%.

In the first quarter of 2011, the Company recorded a favorable discrete non-cash tax benefit of $165.9 million related to the Federal Court of Australia, Victoria decision in the Company’s favor with respect to a significant portion of the income tax deductions. See the Income Taxes Note in Item 1 – Financial Statements for further details on this discrete tax adjustment. Since the benefit was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the 2011 year-to-date tax rate as reported to the tax rate used above is as follows:

	Six Months Ended June 30, 2011
(Dollars in thousands)	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$1,301,516	$211,750	16.3%
Discrete tax adjustment	—	165,927	12.7%
As adjusted	$1,301,516	$377,677	29.0%

In the first quarter of 2010, the Company recorded a discrete tax charge of $21.9 million related to the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act. See the Income Taxes Note in Item 1 – Financial Statements for further details on this discrete tax adjustment. Since this charge was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the 2010 year-to-date tax rate as reported to the tax rate used above is as follows:

	Six Months Ended June 30, 2010
(Dollars in thousands)	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$1,070,231	$349,143	32.6%
Discrete tax adjustment	—	(21,881)	(2.0)%
As adjusted	$1,070,231	$327,262	30.6%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at June 30, 2011 and December 31, 2010 is summarized as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010	Increase/(Decrease)
Current assets:
Cash and equivalents	$1,230,662	$1,186,367	$44,295
Trade receivables	3,146,005	2,581,592	564,413
Inventories	1,919,679	1,634,856	284,823
Assets held for sale	423,774	—	423,774
Other	836,959	567,673	269,286
	7,557,079	5,970,488	1,586,591
Current liabilities:
Short-term debt	1,450,332	326,236	1,124,096
Accounts payable and accrued expenses	2,295,797	2,140,885	154,912
Liabilities held for sale	102,175	—	102,175
Other	213,851	555,731	(341,880)
	4,062,155	3,022,852	1,039,303
Net working capital	$3,494,924	$2,947,636	$547,288
Current ratio	1.86	1.98

Trade receivables and inventories increased primarily due to the increase in base revenues and acquisitions. Other current assets increased primarily due to higher tax receivables. Short-term debt increased primarily due to issuances of commercial paper to fund acquisitions, share repurchases and dividend payments. Accounts payable and accrued expenses increased due to higher purchase activity, and other current liabilities decreased primarily due to the decrease in income taxes payable.

Debt

The Company’s targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions. Total debt at June 30, 2011 and December 31, 2010 was as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Short-term debt	$1,450,332	$326,236
Long-term debt	2,622,796	2,542,087
Total debt	$4,073,128	$2,868,323

Total debt to capitalization	28.1%	23.1%

The Company had outstanding commercial paper of approximately $1.1 billion at June 30, 2011, which is included in short-term debt, and no outstanding commercial paper at December 31, 2010.

In June 2010, the Company entered into a $1.0 billion Line of Credit Agreement with a termination date of June 10, 2011. This line of credit was replaced on June 10, 2011 by a $1.0 billion Line of Credit Agreement with a termination date of June 10, 2016. No amounts were outstanding under this facility at June 30, 2011.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary.

Stockholders’ Equity

The changes to stockholders’ equity during 2011 were as follows:

(In thousands)
Total stockholders’ equity, December 31, 2010	$9,571,999
Net income	1,121,570
Stock option and restricted stock activity	169,679
Pension and other postretirement benefit adjustments, net of tax	16,953
Repurchases of common stock	(550,000)
Noncontrolling interest	2,148
Cash dividends declared	(337,098)
Currency translation adjustments	426,773
Total stockholders’ equity, June 30, 2011	$10,422,024

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” and other similar words, including, without limitation, statements regarding the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, expected contributions to the Company’s pension and postretirement plans, the availability of additional financing, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) an interruption or slow-down of economic recovery in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, and Asia Pacific, (3) the potential negative impact of acquisitions on the Company’s profitability and return on invested capital, (4) financial market risks to the Company’s obligations under its defined benefit pension plans, (5) the unfavorable impact of foreign currency fluctuations and costs of raw materials, (6) decreases in credit availability, (7) an interruption in, or reduction in, introducing new products into the Company’s product lines, (8) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, (9) unfavorable tax law changes and tax authority rulings, and (10) the risk of intentional acts of our employees, agents or business partners that violate anti-corruption and other laws. The risks covered here are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A more detailed description of these risks is set forth in the Company’s Form 10-K for 2010.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2011. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2011 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time (the “2007 Program”). As of June 30, 2011, there was approximately $321 million of authorized repurchases remaining under the 2007 Program. On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). As of June 30, 2011, no shares have been repurchased under the 2011 Program.

Share repurchase activity under these programs for the year-to-date period was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Value of Shares that may yet be Purchased Under Programs
June 2011	9,646,844	$57.01	9,646,844	$4,321,000,000
Total	9,646,844		9,646,844

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3
By-laws of Illinois Tool Works Inc., as amended and restated as of May 6, 2011, filed as Exhibit 3 to the Company’s Form 8-K filed on May 12, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10	Illinois Tool Works Inc. 2011 Cash Incentive Plan, filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 12, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101*
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Financial Position, (iii) Statement of Cash Flows and (iv) related Notes to Financial Statements.

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

ILLINOIS TOOL WORKS INC.

Dated: August 5, 2011	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)