Form 10-Q
period 2011-10-28
ILLINOIS TOOL WORKS INC
filed 2011-10-28
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2011: 483,193,299.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

(In thousands except for per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating Revenues	$4,580,516	$3,941,124	$13,467,275	$11,501,944
Cost of revenues	2,961,497	2,548,451	8,719,520	7,390,536
Selling, administrative, and research
and development expenses	836,433	720,776	2,477,578	2,184,267
Amortization of intangible assets	68,302	51,166	186,251	154,700
Impairment of goodwill and other
intangible assets	—	1,006	—	1,006
Operating Income	714,284	619,725	2,083,926	1,771,435
Interest expense	(48,583)	(43,490)	(137,961)	(131,054)
Other income (expense)	24,682	961	45,934	7,046
Income from Continuing Operations
Before Income Taxes	690,383	577,196	1,991,899	1,647,427
Income Taxes	200,250	174,142	412,000	523,285
Income from Continuing Operations	490,133	403,054	1,579,899	1,124,142
Income from Discontinued Operations	17,484	18,974	49,288	43,147
Net Income	$507,617	$422,028	$1,629,187	$1,167,289

Income Per Share from Continuing
Operations:
Basic	$1.01	$0.80	$3.20	$2.24
Diluted	$1.00	$0.80	$3.17	$2.23
Income Per Share from Discontinued
Operations:
Basic	$0.04	$0.04	$0.10	$0.09
Diluted	$0.04	$0.04	$0.10	$0.09
Net Income Per Share:
Basic	$1.04	$0.84	$3.30	$2.32
Diluted	$1.04	$0.84	$3.27	$2.31
Cash Dividends Per Share:
Paid	$0.34	$0.31	$1.02	$0.93
Declared	$0.36	$0.34	$1.04	$0.96
Shares of Common Stock Outstanding
During the Period:
Average	486,253	500,751	494,159	502,141
Average assuming dilution	488,776	503,149	497,904	504,690

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In thousands)	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and equivalents	$1,318,885	$1,186,367
Trade receivables	2,985,354	2,581,592
Inventories	1,794,327	1,634,856
Deferred income taxes	326,228	301,486
Prepaid expenses and other current assets	498,110	266,187
Assets held for sale	411,515	—
Total current assets	7,334,419	5,970,488

Plant and Equipment:
Land	250,901	264,875
Buildings and improvements	1,568,988	1,574,593
Machinery and equipment	3,975,602	3,930,502
Equipment leased to others	187,425	187,284
Construction in progress	113,975	104,440
Gross plant and equipment	6,096,891	6,061,694
Accumulated depreciation	(4,058,957)	(3,995,538)
Net plant and equipment	2,037,934	2,066,156

Investments	424,441	440,760
Goodwill	5,123,433	4,971,818
Intangible Assets	2,308,264	1,731,016
Deferred Income Taxes	519,103	615,326
Other Assets	615,671	616,747
	$18,363,265	$16,412,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,040,806	$326,236
Accounts payable	770,386	749,489
Accrued expenses	1,483,243	1,391,396
Cash dividends payable	173,950	169,233
Income taxes payable	65,736	386,498
Deferred income taxes	4,686	—
Liabilities held for sale	97,091	—
Total current liabilities	3,635,898	3,022,852
Noncurrent Liabilities:
Long-term debt	3,522,123	2,542,087
Deferred income taxes	122,566	194,590
Other liabilities	1,230,669	1,080,783
Total noncurrent liabilities	4,875,358	3,817,460

Stockholders’ Equity:
Common stock	5,421	5,385
Additional paid-in-capital	656,710	460,806
Income reinvested in the business	11,526,086	10,407,946
Common stock held in treasury	(2,691,978)	(1,740,682)
Accumulated other comprehensive income	341,207	427,155
Noncontrolling interest	14,563	11,389
Total stockholders’ equity	9,852,009	9,571,999
	$18,363,265	$16,412,311

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)	Nine Months Ended September 30
	2011	2010
Cash Provided by (Used for) Operating Activities:
Net income	$1,629,187	$1,167,289
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	253,014	249,461
Amortization and impairment of goodwill and other intangible assets	188,427	159,760
Change in deferred income taxes	(44,459)	(18,071)
Provision for uncollectible accounts	5,280	11,430
Gain on sale of plant and equipment	(3,148)	(1,283)
Income from investments	(17,574)	(13,406)
Gain on sale of operations and affiliates	(2,152)	(17,763)
Stock compensation expense	42,351	42,319
Other non-cash items, net	(4,869)	(967)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(467,391)	(359,013)
Inventories	(128,688)	(213,347)
Prepaid expenses and other assets	(11,085)	(52,962)
Increase (decrease) in--
Accounts payable	19,566	75,031
Accrued expenses and other liabilities	98,324	155,874
Income taxes	(327,479)	(52,231)
Other, net	15,041	18
Net cash provided by operating activities	1,244,345	1,132,139
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(1,198,694)	(301,485)
Additions to plant and equipment	(258,914)	(199,615)
Purchases of investments	(1,959)	(1,561)
Proceeds from investments	23,417	17,550
Proceeds from sale of plant and equipment	13,623	13,294
Proceeds from sale of operations and affiliates	1,782	62,154
Other, net	11,642	22,726
Net cash used for investing activities	(1,409,103)	(386,937)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(506,331)	(467,583)
Issuance of common stock	140,283	58,661
Repurchases of common stock	(950,000)	(350,000)
Net proceeds of debt with original maturities of three months or less	709,150	399,043
Proceeds from debt with original maturities of more than three months	989,223	2,919
Repayments of debt with original maturities of more than three months	(7,287)	(62,159)
Excess tax benefits from share-based compensation	7,545	3,465
Net cash provided by (used for) financing activities	382,583	(415,654)
Effect of Exchange Rate Changes on Cash and Equivalents	(85,307)	49,625
Cash and Equivalents:
Increase during the period	132,518	379,173
Beginning of period	1,186,367	1,346,166
End of period	$1,318,885	$1,725,339
Cash Paid During the Period for Interest	$67,948	$64,576
Cash Paid During the Period for Income Taxes	$775,392	$609,260
Liabilities Assumed from Acquisitions	$178,103	$120,162

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

The Company has applied this change in accounting principle retrospectively to all prior financial statement periods presented. The elimination of the one month reporting lag for international operations outside of North America resulted in an increase to operating revenues from continuing operations of $35,141,000, to income from continuing operations of $2,644,000 or $0.01 per diluted share, and to net income of $2,752,000 or $0.01 per diluted share, for the three months ended September 30, 2010; an increase to operating revenues from continuing operations of $128,504,000, to income from continuing operations of $29,605,000 or $0.06 per diluted share, and to net income of $32,890,000 or $0.06 per diluted share, for the nine months ended September 30, 2010; and an increase to income reinvested in the business of $8,722,000 as of December 31, 2010.

(2)           COMPREHENSIVE INCOME

The components of comprehensive income in the periods presented were:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$507,617	$422,028	$1,629,187	$1,167,289
Other comprehensive income:
Foreign currency translation adjustments	(537,834)	473,687	(111,061)	105,166
Pension and other postretirement benefit adjustments, net of tax	8,160	5,957	25,113	17,945
Comprehensive income (loss)	$(22,057)	$901,672	$1,543,239	$1,290,400

(3)           DISCONTINUED OPERATIONS

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses to Graco Inc. in a $650,000,000 cash transaction. The sale is not expected to be completed prior to the end of the fourth quarter of 2011, to accommodate regulatory reviews. The finishing businesses, which were included within the All Other segment, had revenues of approximately $305,000,000 for the year ended December 31, 2010. Additionally, in the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the All Other segment and an electronics components business in the Power Systems & Electronics segment, which had combined 2010 revenues of approximately $100,000,000. The Company expects to dispose of both businesses within one year. These businesses have been classified as held for sale since the second quarter of 2011.

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

Results of the discontinued operations for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$129,192	$116,188	$366,817	$334,370

Income before income taxes	$27,663	$39,833	$73,824	$73,861
Income taxes	(10,179)	(20,859)	(24,536)	(30,714)
Income from discontinued operations	$17,484	$18,974	$49,288	$43,147

Income before income taxes for the three and nine months ended September 30, 2010 includes a pre-tax gain of $19,752,000, or $4,704,326 after-tax, on the sale of the security printing business in the third quarter of 2010.

As of September 30, 2011, the assets and liabilities of the held for sale finishing, consumer packaging, and electronics components businesses discussed above were included in assets and liabilities held for sale in the statement of financial position, as follows:

(In thousands)	September 30, 2011
Trade receivables	$81,838
Inventories	56,508
Net plant and equipment	48,434
Goodwill and intangible assets	210,482
Other	14,253
Total assets held for sale	$411,515

Accounts payable	$23,400
Accrued expenses	46,865
Other	26,826
Total liabilities held for sale	$97,091

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

The components of the effective tax rate for the nine month periods ended September 30, 2011 and 2010 were as follows:

	September 30, 2011	September 30, 2010
Estimated annual effective tax rate	29.0%	30.4%
Discrete tax adjustments	(8.3)	1.4
Effective tax rate	20.7%	31.8%

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

(5)           INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 were as follows:

(In thousands)
	September 30, 2011	December 31, 2010
Raw material	$613,546	$552,996
Work-in-process	176,139	165,298
Finished goods	1,004,642	916,562
	$1,794,327	$1,634,856

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

When performing its annual impairment assessment, the Company evaluates the goodwill assigned to each of its 52 reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a detailed cash flow forecast prepared by the relevant reporting unit, market multiples from similar transactions and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill.

The Company’s indefinite-lived intangible assets consist of trademarks and brands. The estimated fair values of these intangible assets are determined based on a relief-of-royalty income approach derived from internally forecasted revenues of the related products. If the fair value of the trademark or brand is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible asset.

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2011 and the third quarter of 2010, which resulted in no impairment charges in 2011 and intangible asset impairment charges of $1,006,000 in 2010.

(7)RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

(In thousands)	Three Months Ended September 30				Nine Months Ended September 30
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Components of net periodic
benefit cost:
Service cost	$23,226	$23,362	$3,357	$3,485	$70,998	$70,001	$10,072	$10,455
Interest cost	28,357	27,420	7,383	7,498	87,958	82,123	22,149	22,495
Expected return on plan assets	(38,594)	(37,318)	(5,141)	(4,545)	(119,134)	(111,696)	(15,423)	(13,636)
Amortization of actuarial loss	9,716	6,501	104	10	29,768	19,469	312	30
Amortization of prior service
cost	195	184	1,612	1,611	600	551	4,836	4,834
Amortization of net transition
amount	-	8	-	-	-	23	-	-
Net periodic benefit cost	$22,900	$20,157	$7,315	$8,059	$70,190	$60,471	$21,946	$24,178
Amounts were included in the statement of income as follows:
Income from continuing
operations	$22,040	$19,356	$7,229	$7,959	$67,564	$58,063	$21,688	$23,878
Income from discontinued
operations	860	801	86	100	2,626	2,408	258	300
Total	$22,900	$20,157	$7,315	$8,059	$70,190	$60,471	$21,946	$24,178

The Company expects to contribute approximately $129,100,000 to its pension plans and $39,500,000 to its other postretirement plans in 2011. As of September 30, 2011, contributions of $122,400,000 to pension plans and $24,300,000 to other postretirement plans have been made.

(8)           SHORT-TERM DEBT

The Company had outstanding commercial paper of $711,983,000 at September 30, 2011 and no outstanding commercial paper at December 31, 2010. Commercial paper is stated at cost, which approximates fair value.

(9)           LONG-TERM DEBT

Based on rates for comparable instruments, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In thousands)
	September 30, 2011	December 31, 2010
Fair value	$4,246,322	$3,105,228
Carrying value	3,779,839	2,794,303

In June 2010, the Company entered into a $1,000,000,000 Line of Credit Agreement with a termination date of June 10, 2011. This line of credit was replaced on June 10, 2011 by a $1,000,000,000 Line of Credit Agreement with a termination date of June 10, 2016. No amounts were outstanding under this facility at September 30, 2011.

In August 2011, the Company issued $350,000,000 of 3.375% notes due September 15, 2021 at 99.552% of face value and $650,000,000 of 4.875% notes due September 15, 2041 at 98.539% of face value. The effective interest rates of the notes are 3.4% and 4.9%, respectively. These notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured indebtedness of the Company.

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

DISCONTINUED OPERATIONS

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses to Graco Inc. in a $650 million cash transaction. The sale is not expected to be completed prior to the end of the fourth quarter of 2011, to accommodate regulatory reviews. The finishing businesses, which were included within the All Other segment, had revenues of approximately $305 million for the year ended December 31, 2010. Additionally, in the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the All Other segment and an electronics components business in the Power Systems & Electronics segment, which had combined 2010 revenues of approximately $100 million. The Company expects to dispose of both businesses within one year. These businesses have been classified as held for sale since the second quarter of 2011.

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$4,580,516	$3,941,124	$13,467,275	$11,501,944
Operating income	714,284	619,725	2,083,926	1,771,435
Margin %	15.6%	15.7%	15.5%	15.4%

In the third quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	6.2%	16.2%	1.5%	8.0%	21.6%	1.9%
Changes in variable margins & overhead costs	—	(7.8)	(1.2)	—	(10.3)	(1.5)
Total	6.2	8.4	0.3	8.0	11.3	0.4

Acquisitions and divestitures	5.3	3.1	(0.3)	4.8	1.9	(0.4)
Restructuring costs	—	(1.3)	(0.2)	—	(0.1)	—
Impairment of goodwill & intangibles	—	0.2	—	—	0.1	—
Translation	4.7	4.9	0.1	4.3	4.5	0.1
Other	—	—	—	—	(0.1)	—
Total	16.2%	15.3%	(0.1)%	17.1%	17.6%	0.1%

Operating Revenues
Revenues increased 16.2% and 17.1% for the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to higher base revenues, revenues from acquisitions and the favorable effect of currency translation. Base revenues increased 6.2% and 8.0% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 amid economic conditions that have shown some moderation from early in the year but continued to provide growth opportunities. North American base revenues increased 7.8% and 9.1% in the third quarter and year-to-date periods, respectively, while international base revenues increased 4.2% and 6.7% in the same periods. In Europe and China, base revenues increased by 3.8% and 16.2%, respectively, in the third quarter of 2011. End markets associated with the welding, automotive, and test and measurement businesses showed strength in the third quarter and year-to-date periods.

Operating Income
Operating income increased 15.3% and 17.6% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the increase in base revenues, the favorable effect of currency translation and income from acquisitions. Base margins increased 30 basis points and 40 basis points in the third quarter and year-to-date periods of 2011, respectively, primarily due to the positive leverage effect of the increase in base revenues, partially offset by the negative impact of selling price versus material cost comparisons. Acquisitions and divestitures diluted operating margins by 30 and 40 basis points in the third quarter and year-to-date periods, respectively. Acquisitions were dilutive to margins primarily due to amortization expense related to intangible assets.

Certain reclassifications of prior year segment data have been made to conform to current year reporting. The reconciliation of segment operating revenues to total operating revenues is as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Transportation	$790,595	$628,387	$2,350,946	$1,895,766
Industrial Packaging	664,272	575,145	1,993,159	1,694,585
Power Systems & Electronics	750,498	619,310	2,157,849	1,793,158
Food Equipment	511,456	487,457	1,475,233	1,368,414
Construction Products	513,765	455,801	1,496,920	1,306,830
Polymers & Fluids	362,386	277,732	1,047,326	822,406
Decorative Surfaces	283,180	251,361	835,032	746,650
All Other	725,719	669,054	2,178,082	1,941,114
Intersegment revenues	(21,355)	(23,123)	(67,272)	(66,979)
Total operating revenues	$4,580,516	$3,941,124	$13,467,275	$11,501,944

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:
•	metal and plastic components, fasteners and assemblies for automobiles and light trucks;
•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;
•	fillers and putties for auto body repair;
•	polyester coatings and patch and repair products for the marine industry; and
•	truck remanufacturing and related parts and service.

This segment primarily serves the automotive original equipment manufacturers and tiers, and the automotive aftermarket.

The results of operations for the Transportation segment for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$790,595	$628,387	$2,350,946	$1,895,766
Operating income	120,852	92,020	360,874	288,309
Margin %	15.3%	14.6%	15.4%	15.2%

In the third quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	9.5%	23.7%	1.9%	10.6%	25.6%	2.1%
Changes in variable margins & overhead costs	—	(9.9)	(1.3)	—	(9.5)	(1.3)
Total	9.5	13.8	0.6	10.6	16.1	0.8

Acquisitions	12.2	11.6	(0.1)	9.8	4.3	(0.8)
Restructuring costs	—	0.5	0.1	—	0.1	—
Translation	4.1	5.5	0.2	3.7	4.7	0.1
Other	—	(0.1)	(0.1)	(0.1)	—	0.1
Total	25.8%	31.3%	0.7%	24.0%	25.2%	0.2%

Operating Revenues
Revenues increased 25.8% and 24.0% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to revenues from acquisitions, the increase in base revenues, and the favorable effect of currency translation. The increase in acquisition revenue is primarily due to the purchase of two North American automotive aftermarket businesses, one in the second quarter of 2010, and one in the first quarter of 2011, and an international automotive aftermarket business in the third quarter of 2011. North American automotive base revenues increased 6.9% and 10.4% in the third quarter and year-to-date periods, respectively, due to an increase in North American auto builds of 5.7% and 7.6% in the third quarter and year-to-date periods, respectively, and increased product penetration. International automotive base revenues increased 11.3% and 11.0% in the third quarter and year-to-date periods, respectively, due to an increase in European auto builds of 5.2% and 7.8% for the respective periods, increased product penetration and gains in emerging markets. The automotive aftermarket base business increased 5.4% and 4.1% and the truck remanufacturing and related parts and service business increased 17.7% and 19.7% for the third quarter and year-to-date periods of 2011, respectively, primarily due to increased demand in North America.

Operating Income
Operating income increased 31.3% and 25.2% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the increase in base revenues, income from acquisitions and the favorable effect of currency translation. Base margins increased 60 and 80 basis points for the third quarter and year-to-date periods, respectively, primarily as a result of positive leverage from the increase in base revenues partially offset by the negative impact of selling price versus material cost comparisons and higher operating costs. Acquisitions diluted operating margins by 10 and 80 basis points in the third quarter and year-to-date periods, respectively.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•	steel and plastic strapping and related tools and equipment;
•	plastic stretch film and related equipment;
•	paper and plastic products that protect goods in transit; and
•	metal jacketing and other insulation products.

This segment primarily serves the general industrial, primary metals, food and beverage, and construction markets.

The results of operations for the Industrial Packaging segment for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$664,272	$575,145	$1,993,159	$1,694,585
Operating income	70,386	63,445	212,284	182,935
Margin %	10.6%	11.0%	10.7%	10.8%

In the third quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	6.3%	21.7%	1.6%	9.9%	35.8%	2.5%
Changes in variable margins & overhead costs	—	(18.9)	(2.0)	—	(27.3)	(2.7)
Total	6.3	2.8	(0.4)	9.9	8.5	(0.2)

Acquisitions	3.6	3.5	—	2.5	2.3	—
Restructuring costs	—	(1.3)	(0.1)	—	(1.2)	(0.1)
Translation	5.5	6.0	0.1	5.2	6.5	0.1
Other	0.1	(0.1)	—	—	(0.1)	0.1
Total	15.5%	10.9%	(0.4)%	17.6%	16.0%	(0.1)%

Operating Revenues
Operating revenues increased 15.5% and 17.6% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the increase in base revenues, the favorable effect of currency translation and revenues from acquisitions. The increase in acquisition revenue is primarily due to the purchase of a protective packaging business in the second quarter of 2011. Base revenues increased 12.0% and 12.8% for the North American strapping and equipment businesses in the third quarter and year-to-date periods, respectively, primarily due to higher steel and plastic strapping prices and higher equipment sales. Base revenues for the international strapping and equipment businesses increased 3.7% and 8.5% in the third quarter and year-to-date periods, respectively, primarily due to an increase in strapping prices. Worldwide protective packaging base revenues increased 4.7% and 7.5% in the third quarter and year-to-date periods, respectively, while worldwide stretch packaging base revenues increased 10.3% and 14.5% in the same periods.

Operating Income
Operating income increased 10.9% and 16.0% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the favorable effect of the increase in base revenues, the favorable effect of currency translation and income from acquisitions. Base operating margins decreased 40 and 20 basis points in the third quarter and year-to-date periods of 2011, respectively, primarily due to the negative impact of selling price versus material cost comparisons and increased operating expenses, partially offset by the positive leverage effect of the increase in base revenues.

POWER SYSTEMS & ELECTRONICS

Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.

In the Power Systems & Electronics segment, products include:
•	arc welding equipment;
•	metal arc welding consumables and related accessories;
•	metal solder materials for PC board fabrication;
•	equipment and services for microelectronics assembly;
•	electronic components and component packaging;
•	static and contamination control equipment;
•	airport ground support equipment; and
•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the general industrial, electronics and construction markets.

The results of operations for the Power Systems & Electronics segment for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$750,498	$619,310	$2,157,849	$1,793,158
Operating income	147,813	127,974	441,446	361,039
Margin %	19.7%	20.7%	20.5%	20.1%

In the third quarter and year-to-date periods of 2011, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	11.7%	23.0%	2.1%	13.3%	27.1%	2.5%
Changes in variable margins & overhead costs	—	(8.8)	(1.6)	—	(7.7)	(1.4)
Total	11.7	14.2	0.5	13.3	19.4	1.1

Acquisitions	6.1	(0.7)	(1.2)	3.8	0.4	(0.6)
Restructuring costs	—	(1.0)	(0.2)	—	(0.3)	(0.1)
Translation	3.3	2.9	—	3.2	2.8	(0.1)
Other	0.1	0.1	(0.1)	—	—	0.1
Total	21.2%	15.5%	(1.0)%	20.3%	22.3%	0.4%

Operating Revenues
Revenues increased 21.2% and 20.3% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to growth in base business, revenues from acquisitions and the favorable effect of currency translation. The acquisition revenue was primarily due to the purchase of an ionization control and monitoring systems business in the second quarter of 2010, an automated welding systems business in the fourth quarter of 2010, and a thermal processing and environmental equipment manufacturer in the third quarter of 2011. North American welding base business revenues increased 26.1% and 24.4% in the third quarter and year-to-date periods, respectively, as a number of industrial-based end markets continued to have strong demand. In particular, increased sales in oil and gas end markets as well as sales to heavy equipment OEM’s and other manufacturers helped drive base revenues. Base business revenues for the international welding businesses increased 6.3% and 11.0% in the same periods, primarily due to growth in the Asian oil and gas end markets. Base revenues for the electronics businesses increased 1.7% and 4.7% for the third quarter and year-to-date periods mainly due to growth in the PC board fabrication businesses, offset by declines in other electronics businesses.

Operating Income
Operating income increased 15.5% and 22.3% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 mainly due to the increase in base revenues and the favorable effect of currency translation. Base margins increased 50 and 110 basis points in the third quarter and year-to-date periods, respectively, primarily due to the positive leverage effect of the growth in base business revenues, partially offset by the negative impact of selling price versus material cost comparisons and higher overhead expenses. Acquisitions diluted operating margins by 120 and 60 basis points in the third quarter and year-to-date periods, respectively.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:
•	warewashing equipment;
•	cooking equipment, including ovens, ranges and broilers;
•	refrigeration equipment, including refrigerators, freezers and prep tables;
•	food processing equipment, including slicers, mixers and scales;
•	kitchen exhaust, ventilation and pollution control systems; and
•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$511,456	$487,457	$1,475,233	$1,368,414
Operating income	83,123	86,244	217,253	204,523
Margin %	16.3%	17.7%	14.7%	14.9%

In the third quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(0.5)%	(1.2)%	(0.1)%	2.5%	7.1%	0.7%
Changes in variable margins & overhead costs	—	(6.1)	(1.1)	—	1.3	0.2
Total	(0.5)	(7.3)	(1.2)	2.5	8.4	0.9

Acquisitions	1.2	0.1	(0.2)	1.6	(0.5)	(0.3)
Restructuring costs	—	(0.4)	(0.1)	—	(5.5)	(0.8)
Translation	4.2	4.0	0.1	3.7	3.9	—
Other	—	—	—	—	(0.1)	—
Total	4.9%	(3.6)%	(1.4)%	7.8%	6.2%	(0.2)%

Operating Revenues
Revenues increased 4.9% and 7.8% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 due to the favorable effect of currency translation and revenues from acquisitions. Acquisition revenue is attributable to a European food equipment business purchased in the third quarter of 2010. North American base revenues decreased 0.8% in the third quarter and increased 3.1% for the year-to-date period as equipment revenues decreased 3.2% in the third quarter and increased 3.6% for the year-to-date period, and service revenues increased 3.3% and 2.3%, respectively. The decline in third quarter North American base equipment revenues was primarily driven by weakness in institutional end markets. International base revenues decreased 0.2% in the third quarter as equipment revenues decreased 1.9%, partially offset by an increase in service revenues of 4.0%. International equipment sales were negatively impacted by lower equipment sales in Europe, partially offset by stronger sales in Latin America and Asia. For the year-to-date period, international base revenues increased 1.7% as equipment revenues increased 1.2% and service revenues increased 3.0%.

Operating Income
Operating income decreased 3.6% in the third quarter and increased 6.2% in the year-to-date period of 2011 versus 2010. The third quarter decline was primarily due to unfavorable product mix and the negative leverage effect of lower base revenues, partially offset by the positive effect of currency translation. Base margins decreased 120 basis points in the third quarter primarily due to unfavorable product mix. Base margins increased 90 basis points in the year-to-date period primarily due to the favorable leverage effect of the increase in base revenues and adjustments related to a European business in 2010, partially offset by the negative impact of selling price versus material cost comparisons. Higher restructuring expenses diluted operating margins by 80 basis points in the year-to-date period and acquisitions diluted margins by 20 and 30 basis points in the third quarter and year-to-date periods, respectively.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:
•	fasteners and related fastening tools for wood and metal applications;
•	anchors, fasteners and related tools for concrete applications;
•	metal plate truss components and related equipment and software; and
•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, commercial construction and renovation construction markets.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$513,765	$455,801	$1,496,920	$1,306,830
Operating income	63,735	52,721	173,712	152,671
Margin %	12.4%	11.6%	11.6%	11.7%

In the third quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	2.9%	10.4%	0.8%	2.7%	10.2%	0.9%
Changes in variable margins & overhead costs	—	(1.2)	(0.1)	—	(15.6)	(1.8)
Total	2.9	9.2	0.7	2.7	(5.4)	(0.9)

Acquisitions	1.2	0.9	(0.1)	3.9	0.8	(0.3)
Restructuring costs	—	(1.9)	(0.2)	—	6.7	0.8
Translation	8.6	12.7	0.4	7.9	11.8	0.4
Other	—	—	—	—	(0.1)	(0.1)
Total	12.7%	20.9%	0.8%	14.5%	13.8%	(0.1)%

Operating Revenues
Revenues increased 12.7% and 14.5% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the favorable effect of currency translation, revenues from acquisitions and an increase in base revenue. Acquisition revenue was primarily due to the acquisition of a Canadian fastener business in the second quarter of 2011and a European retail distribution business in the second quarter of 2010. International base revenues increased 1.0% and 3.6% in the third quarter and year-to-date periods, respectively, primarily driven by a 3.3% and 8.4% increase in European base revenues in the third quarter and year-to-date periods, respectively, versus 2010. While European base revenues grew year-over-year, the rate of growth moderated in the third quarter of 2011 from that experienced earlier in the year. Base revenues for the Asia Pacific region decreased 1.7% and 1.6% for the same periods primarily due to pricing pressure in the Australian/New Zealand market and weakness in the Australian residential housing market. North American base revenues increased 7.4% and 0.4% in the third quarter and year-to-date periods, respectively. In the third quarter, North American base revenues benefited from price increases implemented to offset higher steel prices. Year-to-date North American base revenue comparisons were negatively impacted by a one-time licensing agreement settlement that positively impacted revenues in the second quarter of 2010.

Operating Income
Operating income increased 20.9% and 13.8% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the positive leverage from the increase in base revenues described above, the favorable effect of currency translation and income from acquisitions. Additionally, operating income increased in the year-to-date period due to lower restructuring expenses. Base margins increased 70 basis points in the third quarter of 2011 as the positive leverage from the increase in base revenues was partially offset by the negative impact of selling price versus material cost comparisons. Base margins declined 90 basis points in the year-to-date period primarily due to the one-time licensing agreement settlement in 2010 and the negative impact of selling price versus material cost comparisons in 2011.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and hygiene products.

In the Polymers & Fluids segment, products include:
•	adhesives for industrial, construction and consumer purposes;
•	chemical fluids which clean or add lubrication to machines;
•	epoxy and resin-based coating products for industrial applications; and
•	hand wipes and cleaners for industrial applications.

This segment primarily serves the general industrial, construction, maintenance, repair and operations, and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$362,386	$277,732	$1,047,326	$822,406
Operating income (loss)	61,837	49,893	170,472	150,693
Margin %	17.1%	18.0%	16.3%	18.3%

In the third quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	8.2%	19.8%	1.9%	4.9%	11.9%	1.2%
Changes in variable margins & overhead costs	—	1.6	0.3	—	(8.1)	(1.4)
Total	8.2	21.4	2.2	4.9	3.8	(0.2)

Acquisitions	16.4	6.5	(1.5)	16.9	8.5	(1.1)
Restructuring costs	—	(9.9)	(1.7)	—	(4.4)	(0.8)
Translation	5.9	6.0	0.1	5.6	5.3	0.1
Other	—	(0.1)	—	(0.1)	(0.1)	—
Total	30.5%	23.9%	(0.9)%	27.3%	13.1%	(2.0)%

Operating Revenues
Revenues increased 30.5% and 27.3% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to revenues from acquisitions, the favorable effect of currency translation and the increase in base revenues. Acquisition revenue was primarily the result of the purchase of an international polymers business and a Latin American fluids business in the fourth quarter of 2010, as well as a Latin American solvent business in the second quarter of 2011. Worldwide base revenues for the polymers businesses increased 9.0% and 4.7% in the third quarter and year-to-date periods, respectively. Worldwide base revenues for the fluids businesses increased 5.7% and 5.2% in the third quarter and year-to-date periods, respectively. Growth in emerging markets, including Brazil and China, continued to outperform other markets.

Operating Income
Operating income increased 23.9% and 13.1% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the increase in base revenues, income from acquisitions and the favorable effect of currency translation, partially offset by higher restructuring expenses. Base margins increased 220 basis points in the third quarter due to the positive leverage effect of the increase in base revenues and operational efficiencies. Base margins decreased 20 basis points for the year-to-date period due to the negative impact of selling price versus material cost comparisons and increased overhead costs resulting from higher investment in new product development and other growth initiatives, partially offset by the positive leverage effect of the increase in base revenues. Acquisitions diluted margins by 150 and 110 basis points in the third quarter and year-to-date periods, respectively.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, and other applications.

In the Decorative Surfaces segment, products include:
•	decorative high-pressure laminate for furniture, office and retail space and countertops; and
•	high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction and residential construction markets.

The results of operations for the Decorative Surfaces segment for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$283,180	$251,361	$835,032	$746,650
Operating income	34,228	31,529	103,607	95,538
Margin %	12.1%	12.5%	12.4%	12.8%

In the third quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	8.7%	27.9%	2.2%	8.4%	27.1%	2.2%
Changes in variable margins & overhead costs	—	(22.7)	(2.6)	—	(27.0)	(3.2)
Total	8.7	5.2	(0.4)	8.4	0.1	(1.0)

Acquisitions	—	—	—	—	—	—
Restructuring costs	—	0.2	—	—	5.8	0.7
Translation	4.0	3.2	—	3.4	2.5	(0.1)
Total	12.7%	8.6%	(0.4)%	11.8%	8.4%	(0.4)%

Operating Revenues
Revenues increased 12.7% and 11.8% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 due to an increase in base business and the favorable effect of currency translation. Base revenues increased 7.0% and 6.8% for the North American laminate businesses in the third quarter and year-to-date periods, respectively, primarily due to new product introductions and increased product demand in the office furniture market. International base revenues increased 10.5% and 10.4% in the third quarter and year-to-date periods, respectively, primarily due to increased demand for products in China and Europe.

Operating Income
Operating income increased 8.6% and 8.4% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to the increase in base revenues, lower restructuring expenses and the favorable effect of currency translation, partially offset by higher operating costs. Base margins declined 40 and 100 basis points in the third quarter and year-to-date periods, respectively, as the positive leverage effect of the increase in base revenues was more than offset by the negative impact of selling price versus material cost comparisons and higher operating costs.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•	equipment and related software for testing and measuring of materials and structures;
•	plastic reclosable packaging for consumer food storage;
•	plastic consumables that multi-pack cans and bottles and related equipment;
•	plastic fasteners and components for appliances, furniture and industrial uses;
•	metal fasteners and components for appliances and industrial applications;
•	foil, film and related equipment used to decorate consumer products;
•	product coding and marking equipment and related consumables; and
•	line integration, conveyor systems and line automation for the food and beverage industries.

This segment primarily serves the general industrial, food and beverage, and consumer durables.

The results of operations for the All Other segment for the third quarter and year-to-date periods of 2011 and 2010 were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating revenues	$725,719	$669,054	$2,178,082	$1,941,114
Operating income	132,310	115,899	404,278	335,727
Margin %	18.2%	17.3%	18.6%	17.3%

In the third quarter and year-to-date periods of 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended September 30			Nine Months Ended September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	3.1%	8.0%	0.8%	7.1%	18.7%	1.9%
Changes in variable margins & overhead costs	—	(0.7)	(0.1)	—	(2.8)	(0.5)
Total	3.1	7.3	0.7	7.1	15.9	1.4

Acquisitions and divestitures	2.5	3.0	0.1	2.5	0.7	(0.3)
Restructuring costs	—	(0.1)	—	—	0.8	0.1
Impairment of goodwill & intangibles	—	0.9	0.2	—	0.3	0.1
Translation	2.9	3.2	—	2.6	2.7	—
Other	—	(0.1)	(0.1)	—	—	—
Total	8.5%	14.2%	0.9%	12.2%	20.4%	1.3%

Operating Revenues
Revenues increased 8.5% and 12.2% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to an increase in base business revenues, the favorable effect of currency translation and revenues from acquisitions. The acquisition revenue is primarily due to the purchase of a test and measurement business in the fourth quarter of 2010, a plastics and security business in the second quarter of 2010 and a heat transfer business in the second quarter of 2011. Base revenues increased 11.2% and 15.7% in the third quarter and year-to-date periods, respectively, for the worldwide test and measurement businesses due to increased equipment orders in both North America and internationally. For the consumer packaging businesses, base business revenues were flat in the third quarter as growth in the worldwide decorating businesses was offset by a decrease in the beverage packaging businesses. For the year-to-date period, base revenues increased 4.1% for the consumer packaging businesses due to growth in the beverage packaging solutions, decorating equipment and marking and labels businesses. Base revenues in the worldwide industrial fasteners and appliance businesses decreased 4.9% and 0.2% in the third quarter and year-to-date periods of 2011, respectively, primarily due to weakness in the appliance end market.

Operating Income
Operating income increased 14.2% and 20.4% in the third quarter and year-to-date periods of 2011, respectively, versus 2010 primarily due to growth in base revenues, the favorable effect of currency translation, and income from acquisitions. Base margins increased 70 and 140 basis points in the third quarter and year-to-date periods, respectively, primarily due to the positive leverage effect of the increase in base revenues, partially offset by the negative impact of selling price versus material cost comparisons. Acquisitions and divestitures improved total operating margins by 10 basis points in the third quarter and diluted margins by 30 basis points in the year-to-date period of 2011.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $186.3 million in the first nine months of 2011 versus $154.7 million in the first nine months of 2010, due to intangible amortization related to newly acquired businesses.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2011 and the third quarter of 2010, which resulted in no impairment charges in 2011 and $1.0 million of intangible asset impairment charges in 2010.

INTEREST EXPENSE

Interest expense increased to $138.0 million in the first nine months of 2011, which includes interest expense on the 3.375% and 4.875% notes issued in late August of 2011, versus $131.1 million in the first nine months of 2010.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $45.9 million for the first nine months of 2011 versus income of $7.0 million in 2010 primarily due to higher interest income and lower currency translation losses in 2011.

INCOME TAXES

The effective tax rate for the first nine months of 2011 was 20.7% which included the favorable discrete non-cash tax benefit of $165.9 million in the first quarter of 2011 related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. The effective tax rate for the first nine months of 2010 was 31.8%, which included the discrete tax charge of $21.9 million related to the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act. See the Income Taxes Note in Item 1 – Financial Statements for further details on these discrete tax adjustments.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $1.6 billion ($3.17 per diluted share) in the first nine months of 2011 was 40.5% higher than the 2010 income from continuing operations of $1.1 billion ($2.23 per diluted share).

FOREIGN CURRENCY

The strengthening of foreign currencies against the U.S. Dollar increased operating revenues for the first nine months of 2011 by approximately $550 million and income from continuing operations by approximately 13 cents per diluted share versus 2010.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations increased to $49.3 million ($0.10 per diluted share) in the first nine months of 2011 versus $43.1 million ($0.09 per diluted share) in 2010 primarily as a result of improved operating results in the held for sale finishing businesses. See the Discontinued Operations Note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

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

Summarized cash flow information for the third quarter and year-to-date periods of 2011 and 2010 was as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net cash provided by operating activities	$787,176	$523,968	$1,244,345	$1,132,139
Additions to plant and equipment	(82,960)	(76,334)	(258,914)	(199,615)
Free operating cash flow	$704,216	$447,634	$985,431	$932,524

Cash dividends paid	$(167,081)	$(156,088)	$(506,331)	$(467,583)
Acquisitions	(450,839)	(84,655)	(1,198,694)	(301,485)
Proceeds from sale of operations and affiliates	396	60,751	1,782	62,154
Issuance of common stock	8,821	15,809	140,283	58,661
Repurchases of common stock	(400,000)	(350,000)	(950,000)	(350,000)
Net proceeds from debt	577,923	267,110	1,691,086	339,803
Other	22,130	15,606	54,268	55,474
Effect of exchange rate changes on cash and
equivalents	(207,343)	167,857	(85,307)	49,625
Net increase in cash and equivalents	$88,223	$384,024	$132,518	$379,173

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time (the “2007 Program”). Under the 2007 Program, the Company made repurchases of approximately 9.6 million shares of its common stock at an average price of $57.01 per share during the second quarter of 2011 and approximately 6.6 million shares at an average price of $48.41 during the third quarter of 2011. As of September 30, 2011, there were no authorized purchases remaining under the 2007 Program.

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). In the third quarter of 2011, the Company made repurchases of approximately 1.8 million shares of its common stock at an average price of $43.20. As of September 30, 2011, there was approximately $3.9 billion of authorized repurchases remaining under the 2011 Program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. The Company believes that ROIC is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the year and at the end of each quarter. For the third quarter and year-to-date periods of 2011 and 2010, ROIC was as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Operating income	$714,284	$619,725	$2,083,926	$1,771,435
Taxes (29.0%, 30.2%, 29.0% and 30.4%,
respectively), as adjusted	(207,142)	(187,157)	(604,339)	(538,516)
Operating income after taxes, as adjusted	$507,142	$432,568	$1,479,587	$1,232,919
Invested capital:
Trade receivables	$2,985,354	$2,747,545	$2,985,354	$2,747,545
Inventories	1,794,327	1,612,741	1,794,327	1,612,741
Net plant and equipment	2,037,934	2,051,235	2,037,934	2,051,235
Investments	424,441	446,105	424,441	446,105
Goodwill and intangible assets	7,431,697	6,579,047	7,431,697	6,579,047
Accounts payable and accrued expenses	(2,253,629)	(2,220,571)	(2,253,629)	(2,220,571)
Net assets held for sale	314,424	—	314,424	—
Other, net	361,505	(223,161)	361,505	(223,161)
Total invested capital	$13,096,053	$10,992,941	$13,096,053	$10,992,941
Average invested capital	$13,180,272	$10,761,603	$12,564,353	$10,605,467
Annualized return on average invested capital	15.4%	16.1%	15.7%	15.5%

The ROIC decrease of 70 basis points in the third quarter of 2011 compared to the third quarter of 2010 was the result of average invested capital increasing 22.5%, while operating income after taxes increased 17.2%.

The ROIC increase of 20 basis points for the year-to-date period of 2011 compared to 2010 was the result of operating income after taxes increasing 20.0%, while average invested capital increased 18.5%.

In the first quarter of 2011, the Company recorded a favorable discrete non-cash tax benefit of $165.9 million related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. See the Income Taxes Note in Item 1 – Financial Statements for further details on this discrete tax adjustment. Since the benefit was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the 2011 year-to-date tax rate, as reported, to the tax rate used above is as follows:

	Nine Months Ended September 30, 2011
(Dollars in thousands)	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$1,991,899	$412,000	20.7%
Discrete tax adjustment	—	165,927	8.3%
As adjusted	$1,991,899	$577,927	29.0%

In the first quarter of 2010, the Company recorded a discrete tax charge of $21.9 million related to the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act. See the Income Taxes Note in Item 1 – Financial Statements for further details on this discrete tax adjustment. Since this charge was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the 2010 year-to-date tax rate, as reported, to the tax rate used above is as follows:

	Nine Months Ended September 30, 2010
(Dollars in thousands)	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$1,647,427	$523,285	31.8%
Discrete tax adjustment	—	(21,881)	(1.4)%
As adjusted	$1,647,427	$501,404	30.4%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at September 30, 2011 and December 31, 2010 is summarized as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010	Increase/(Decrease)
Current assets:
Cash and equivalents	$1,318,885	$1,186,367	$132,518
Trade receivables	2,985,354	2,581,592	403,762
Inventories	1,794,327	1,634,856	159,471
Assets held for sale	411,515	—	411,515
Other	824,338	567,673	256,665
	7,334,419	5,970,488	1,363,931
Current liabilities:
Short-term debt	1,040,806	326,236	714,570
Accounts payable and accrued expenses	2,253,629	2,140,885	112,744
Liabilities held for sale	97,091	—	97,091
Other	244,372	555,731	(311,359)
	3,635,898	3,022,852	613,046
Net working capital	$3,698,521	$2,947,636	$750,885
Current ratio	2.02	1.98

Trade receivables and inventories increased primarily due to the increase in base revenues and acquisitions. Other current assets increased primarily due to higher tax receivables. Short-term debt increased primarily due to issuances of commercial paper to fund acquisitions, share repurchases and dividend payments. Accounts payable and accrued expenses increased due to higher purchase activity, and other current liabilities decreased primarily due to the decrease in income taxes payable. The Company’s cash and equivalents balance at September 30, 2011 was approximately $1.3 billion, most of which was held internationally.

Debt

The Company’s targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions. Total debt at September 30, 2011 and December 31, 2010 was as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Short-term debt	$1,040,806	$326,236
Long-term debt	3,522,123	2,542,087
Total debt	$4,562,929	$2,868,323

Total debt to capitalization	31.7%	23.1%

The Company had outstanding commercial paper of approximately $712.0 million at September 30, 2011, which is included in short-term debt, and no outstanding commercial paper at December 31, 2010.

In June 2010, the Company entered into a $1.0 billion Line of Credit Agreement with a termination date of June 10, 2011. This line of credit was replaced on June 10, 2011 by a $1.0 billion Line of Credit Agreement with a termination date of June 10, 2016. No amounts were outstanding under this facility at September 30, 2011.

In August 2011, the Company issued $350.0 million of 3.375% notes due September 15, 2021 at 99.552% of face value and $650.0 million of 4.875% notes due September 15, 2041 at 98.539% of face value. The net proceeds from the issuance were used to pay down the Company’s commercial paper balance.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary.

Stockholders’ Equity

The changes to stockholders’ equity during 2011 were as follows:

(In thousands)
Total stockholders’ equity, December 31, 2010	$9,571,999
Net income	1,629,187
Stock option and restricted stock activity	194,644
Pension and other postretirement benefit adjustments, net of tax	25,113
Repurchases of common stock	(950,000)
Noncontrolling interest	3,174
Cash dividends declared	(511,047)
Foreign currency translation adjustments	(111,061)
Total stockholders’ equity, September 30, 2011	$9,852,009

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2011. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2011 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time (the “2007 Program”). As of September 30, 2011, there were no authorized purchases remaining under the 2007 Program. On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). As of September 30, 2011, there was approximately $3.9 billion of authorized repurchases remaining under the 2011 Program.

Share repurchase activity under these programs for the third quarter was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under Programs
July 2011	1,354,000	$50.38	1,354,000	$4,252,781,824
August 2011	7,105,265	46.70	7,105,265	3,920,999,794
Total	8,459,265	47.29	8,459,265

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Officers’ Certificate dated August 31, 2011, establishing the terms, and setting forth the forms, of the 3.375% Notes due 2021 and the 4.875% Notes due 2041, filed as Exhibit 4.3 to the Company’s Form 8-K filed on September 1, 2011 (Commission File No. 001-04797) and incorporated herein by reference.

4.2
Registration Rights Agreement dated August 31, 2011, by and among the Company and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 4.4 to the Company’s Form 8-K filed on September 1, 2011 (Commission File No. 001-04797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101*
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Financial Position, (iii) Statement of Cash Flows and (iv) related Notes to Financial Statements.

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

ILLINOIS TOOL WORKS INC.

Dated: October 28, 2011	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)