Form 10-K
period 2011-12-31
ILLINOIS TOOL WORKS INC
filed 2012-02-17
CIK 49826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes  ☐    No  ☒

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $23,100,000,000 based on the New York Stock Exchange closing sales price as of June 30, 2011.

Shares of Common Stock outstanding at January 31, 2012: 483,773,784.

Documents Incorporated by Reference

Portions of the 2012 Proxy Statement for Annual Meeting of Stockholders to be held on May 4, 2012.	Part III

PART I

ITEM 1. Business

General

Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a multinational manufacturer of a diversified range of industrial products and equipment with operations in 58 countries. These businesses are internally reported as 52 operating segments to senior management. The Company’s 52 operating segments have been aggregated into the following eight external reportable segments:

Transportation: Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles and light trucks;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair;

•	polyester coatings and patch and repair products for the marine industry; and

•	truck remanufacturing and related parts and service.

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

Acquisitions and Divestitures

As part of the Company’s ongoing strategy, the Company acquires businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. Refer to the Acquisitions note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s acquired businesses.

The Company periodically reviews its operations for businesses which may no longer be aligned with its long-term objectives. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

Current Year Developments

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Information about Segments and Markets

Segment and operating results are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Segment Information note in Item 8. Financial Statements and Supplementary Data.

The principal end markets served by the Company’s eight segments by percentage of revenue are as follows:

End Markets Served	Transpor- tation	Power Systems & Electronics	Industrial Packaging	Food Equipment	Construction Products	Polymers & Fluids	Decorative Surfaces	All Other	Total Company
Commercial Construction	1%	4%	6%	—%	22%	11%	55%	1%	8%
Residential Construction	—	—	2	—	44	2	14	—	6
Renovation Construction	—	—	—	—	26	2	30	—	5
General Industrial	4	43	26	1	4	31	1	22	18
Automotive OEM/Tiers	56	4	1	—	—	3	—	4	12
Automotive Aftermarket	31	1	—	—	—	7	—	—	6
Food Institutional/Restaurant	—	—	—	43	—	1	—	—	5
Food Service	—	—	—	36	—	2	—	3	5
Food Retail	—	—	1	16	—	—	—	3	2
Consumer Durables	1	3	3	—	2	4	—	15	4
Food & Beverage	—	—	13	—	—	2	—	21	6
Electronics	—	17	1	—	—	1	—	2	3
Primary Metals	—	3	21	—	—	1	—	2	4
Other	7	25	26	4	2	33	—	27	16

	100%	100%	100%	100%	100%	100%	100%	100%	100%

“Other” includes several end markets, some of which are maintenance, repair and operations, or “MRO”, paper products, and printing and publishing.

The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by segment as of December 31, 2011 and 2010 is summarized as follows:

In Thousands	2011	2010
Transportation	$373,000	$315,000
Power Systems & Electronics	245,000	180,000
Industrial Packaging	151,000	117,000
Food Equipment	213,000	204,000
Construction Products	32,000	33,000
Polymers & Fluids	55,000	60,000
Decorative Surfaces	31,000	26,000
All Other	391,000	366,000

Total	$1,491,000	$1,301,000

Backlog orders scheduled for shipment beyond calendar year 2012 were not material as of December 31, 2011.

The information set forth below is applicable to all industry segments of the Company unless otherwise noted:

Competition

With operations in 58 countries, the Company offers a wide range of products in a myriad of markets, many of which are fragmented, and we encounter a variety of competitors that vary by product line, end market and geographic area. Our competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. Each of our segments generally has several main competitors and numerous smaller ones in most of their end markets and geographic areas. In addition to numerous smaller regional competitors, the welding business in the Power Systems & Electronics segment competes globally with Lincoln Electric and the Decorative Surfaces segment competes globally with the Formica Group.

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

Research and Development

Developing new and improved products, broadening the application of established products, and continuing efforts to improve and develop new methods, processes and equipment all contribute to the Company’s organic growth. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Research and development expenses were $242,979,000 in 2011, $213,339,000 in 2010 and $191,859,000 in 2009.

Intellectual Property

The Company owns approximately 3,800 unexpired U.S. patents and 8,500 foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,700 applications for patents pending in the United States Patent Office and 5,000 pending in foreign patent offices, but there is no assurance that any of these patents will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.

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

Employees

The Company employed approximately 65,000 persons as of December 31, 2011 and considers its employee relations to be excellent.

International

The Company’s international operations include subsidiaries and joint ventures in 57 foreign countries on six continents. These operations serve such end markets as construction, general industrial, automotive, food institutional/restaurant and service, food and beverage, electronics, consumer durables, primary metals, and others on a worldwide basis. The Company’s revenues from sales to customers outside the United States were approximately 59% of revenues in 2011, 58% of revenues in 2010 and 58% of revenues in 2009.

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

Executive Officers

Executive Officers of the Company as of February 17, 2012 were as follows:

Name	Office	Age
Sharon M. Brady	Senior Vice President, Human Resources	61
Timothy J. Gardner	Executive Vice President	56
Maria C. Green	Senior Vice President, General Counsel & Secretary	59
Craig A. Hindman	Executive Vice President	57
Ronald D. Kropp	Senior Vice President & Chief Financial Officer	46
Roland M. Martel	Executive Vice President	57
Steven L. Martindale	Executive Vice President	55
Sundaram Nagarajan	Executive Vice President	49
Christopher O’Herlihy	Executive Vice President	48
David C. Parry	Vice Chairman	58
E. Scott Santi	Vice Chairman	50
Randall J. Scheuneman	Vice President & Chief Accounting Officer	44
David B. Speer	Chairman & Chief Executive Officer	60
Juan Valls	Executive Vice President	50
Jane L. Warner	Executive Vice President	65

The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Ms. Green, Ms. Warner and Messrs. Gardner, Martindale, Nagarajan, O’Herlihy, Scheuneman and Valls, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Ms. Green was elected Senior Vice President, General Counsel & Secretary of the Company in February 2012. She joined the Company in 1997 as an Associate General Counsel and Assistant Secretary, became Deputy General Counsel and Assistant Secretary in 2008, and was elected Vice President, General Counsel & Secretary in August 2011. Ms. Warner was elected Executive Vice President in 2007. Prior to joining the Company in 2005 as President of the worldwide finishing businesses, she was President of Plexus Systems and a Vice President of EDS. Mr. Gardner was elected Executive Vice President in 2009. He joined the Company in 1997 and has held various sales and management positions in the consumer packaging businesses. Most recently, he served as Group President of the consumer packaging businesses. Mr. Martindale was elected Executive Vice President in 2008. Prior to joining the Company in 2005 as President of the test and measurement businesses, he was Chief Financial Officer and Chief Operating Officer of Instron. Mr. Nagarajan was elected Executive Vice President in 2010. He joined the Company in 1991 and has held various engineering and management positions in the welding businesses. Most recently, he served as Group President within the welding businesses. Mr. O’Herlihy was elected Executive Vice President in 2010. He joined the Company in 1989 and has held various operational, management and leadership positions of increasing responsibility. Most recently he served as President, international food equipment businesses. Mr. Scheuneman was appointed Vice President and Chief Accounting Officer in 2009. Prior to joining the Company in 2009, he held several financial leadership positions at W.W. Grainger, Inc., including Vice President, Finance, for the Lab Safety Supply business from 2006 to 2009, and Vice President, Internal Audit, from 2002 to 2006. He was appointed Principal Accounting Officer in 2009. Mr. Valls was elected Executive Vice President in 2007. Prior to this, he was Vice President and General Manager of ITW Delfast International. He joined the Company in 1989 and held various management positions in the European automotive businesses.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (SEC). The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company’s website (www.itw.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any shareholder who requests them. Also posted on the Company’s website are the following:

•	Statement of Principles of Conduct;

•	Code of Ethics for CEO and key financial and accounting personnel;

•	Charters of the Audit, Corporate Governance and Nominating, and Compensation Committees of the Board of Directors;

•	Corporate Governance Guidelines;

•	Global Anti-Corruption Policy;

•	Corporate Citizenship Statement; and

•	Government Affairs Information.

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

The Company’s results are impacted by global economic conditions. Weakness or downturns in the markets served by the Company could adversely affect our business, results of operations or financial condition.

During 2010 and 2011, many of our end markets showed improvement in general economic conditions, but European economic conditions slowed in the second half of 2011. We cannot be assured that we will not experience adverse effects from broad economic trends in Europe or other geographies. Instability in global economic conditions could have an adverse effect on the Company’s business, results of operations or financial condition.

The global nature of our operations subjects the Company to political and economic risks that could adversely affect our business, results of operations or financial condition.

The Company currently operates in 58 countries. In 2011, approximately 59% of the Company’s revenues were generated from sales to customers outside of the U.S. As the Company continues to expand its global footprint, these sales may represent an increasing portion of the Company’s revenues. The risks inherent in our global operations include:

•	fluctuation in currency exchange rates;

•	limitations on ownership or participation in local enterprises;

•	price controls, exchange controls and limitations on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	acts of terrorism;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for expropriation or nationalization of enterprises;

•	difficulties in staffing and managing multi-national operations;

•	limitations on its ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

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

The Company may utilize the commercial paper markets for a portion of its short-term liquidity needs. If conditions in the financial markets decline, there is no assurance that the commercial paper markets will remain available to us or that the lenders participating in our revolving and long-term credit facilities will be able to provide financing in accordance with the terms of our credit agreements. A failure of one or more of the syndicate members in our credit facilities could reduce the availability of credit and adversely affect our liquidity. If we determine that it is appropriate or necessary to raise capital in the future, funds may not be available on cost-effective terms.

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

Suitable acquisitions can be difficult to complete due to high valuations for attractive acquisitions, competition among prospective buyers, the need for antitrust or other regulatory approval and the availability of affordable financing. Changes in regulatory or accounting requirements or instability in the credit markets could adversely impact our ability to consummate acquisitions. Our ability to grow through acquisitions depends on our ability to identify and successfully complete suitable acquisitions at appropriate prices. There can be no assurance that the Company will be able to find attractive businesses to purchase or that it will be able to acquire such businesses on acceptable terms. If the Company is unsuccessful in its efforts, its growth rate could be adversely affected.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, the availability of raw materials and energy, the expiration of any one of the Company’s patents, the cost of compliance with environmental regulations, the continued growth in North American and Asia Pacific markets and slower growth in European markets in 2012, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, the likelihood of future goodwill or intangible asset impairment charges, the Company’s portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Any forward-looking statements made by ITW speak only as of the date on which they are made. ITW is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

As of December 31, 2011, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number Of Properties	Floor Space
		Owned	Leased	Total
		(In millions of square feet)
Transportation	99	4.0	2.3	6.3
Power Systems & Electronics	110	5.5	2.0	7.5
Industrial Packaging	134	6.4	4.2	10.6
Food Equipment	48	3.7	0.7	4.4
Construction Products	94	2.9	1.5	4.4
Polymers & Fluids	93	3.5	1.6	5.1
Decorative Surfaces	9	4.1	—	4.1
All Other	193	5.1	2.9	8.0
Corporate	43	4.3	0.2	4.5

Total	823	39.5	15.4	54.9

The principal plants and office facilities outside of the U.S. are in Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Spain, Switzerland and the United Kingdom.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price and Dividend Data—The common stock of Illinois Tool Works Inc. was listed on the New York Stock Exchange for 2011 and 2010. Quarterly market price and dividend data for 2011 and 2010 were as shown below:

	Market Price Per Share		Dividends Declared
	High	Low	Per Share
2011:
Fourth quarter	$49.92	$39.12	$0.36
Third quarter	59.27	40.82	0.36
Second quarter	58.79	52.09	0.34
First quarter	56.36	52.42	0.34

2010:
Fourth quarter	$53.89	$45.57	$0.34
Third quarter	47.67	40.33	0.34
Second quarter	52.72	41.05	0.31
First quarter	50.15	41.94	0.31

The approximate number of holders of record of common stock as of January 31, 2012 was 9,459. This number does not include beneficial owners of the Company’s securities held in the name of nominees.

ITEM 6. Selected Financial Data

In Thousands (except per share amounts)	2011	2010	2009	2008	2007
Operating revenues	$17,786,583	$15,415,692	$13,572,996	$16,544,281	$15,549,806
Income from continuing operations	2,017,014	1,452,438	968,638	1,623,963	1,764,678
Income from continuing operations per common share:
Basic	4.10	2.90	1.94	3.13	3.20
Diluted	4.08	2.89	1.93	3.12	3.17
Total assets at year-end	17,983,514	16,412,311	15,811,432	15,203,551	15,525,862
Long-term debt at year-end	3,488,198	2,542,087	2,861,304	1,247,883	1,888,839
Cash dividends declared per common share	1.40	1.30	1.24	1.18	0.98

Certain reclassifications of prior years’ data have been made to conform to current year reporting, including the elimination of the one month lag for the reporting of the Company’s international operations outside of North America (fiscal years 2010 and 2009 only), and discontinued operations as discussed below.

Prior to 2011, the Company’s international operations outside of North America had a fiscal reporting period that began on December 1 and ended on November 30. Effective January 1, 2011, the Company eliminated the one month lag for the reporting of its international operations outside of North America. As a result, the Company is now reporting both North American and international results on a calendar year basis. The Company determined that the elimination of the one month reporting lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements of the North American and international business units. The Company has applied this change in accounting principle retrospectively to fiscal periods 2010 and 2009. Refer to the International Reporting Lag note in Item 8. Financial Statements and Supplementary Data for discussion of this change in accounting principle.

The Company periodically reviews its operations for businesses that may no longer be aligned with its long-term objectives. For businesses reported as discontinued operations in the statement of income, all related prior period income statement information has been restated to conform to the current year reporting of these businesses. Income (loss) from discontinued operations was $54,370,000, $50,514,000, $4,059,000, $(104,960,000), and $105,184,000 in the years 2011, 2010, 2009, 2008, and 2007, respectively. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

On January 1, 2009, the Company adopted new accounting guidance related to business combinations. The new accounting guidance requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. This new guidance also requires prospectively that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as post-acquisition expenses; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. Refer to the Acquisitions note in Item 8. Financial Statements and Supplementary Data for discussion of this change in accounting principle.

On January 1, 2009, the Company adopted new accounting guidance on fair value measurements for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The new accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and provides guidance for measuring fair values and the necessary disclosures. Refer to the Goodwill and Intangible Assets note in Item 8. Financial Statements and Supplementary Data for discussion of this change in accounting principle.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the “Company” or “ITW”) is a multinational manufacturer of a diversified range of industrial products and equipment with operations in 58 countries. These businesses are internally reported as 52 operating segments to senior management. The Company’s 52 operating segments have been aggregated into the following eight external reportable segments: Transportation; Power Systems & Electronics; Industrial Packaging; Food Equipment; Construction Products; Polymers & Fluids; Decorative Surfaces; and All Other.

Due to the large number of diverse businesses and the Company’s decentralized operating style, the Company does not require its businesses to provide detailed information on operating results. Instead, the Company’s corporate management collects data on several key measurements: operating revenues, operating income, operating margins, overhead costs, number of months on hand in inventory, days sales outstanding in accounts receivable, past due receivables and return on invested capital. These key measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are discussed with operating unit management.

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

INTERNATIONAL REPORTING CHANGE

Effective January 1, 2011, the Company eliminated the one month lag for the reporting of its international operations outside of North America. As a result, the Company now reports both North American and international results on a calendar year basis. Prior to this, the international fiscal reporting period began on December 1st and ended on November 30th. The Company has applied this change in accounting principle retrospectively to all prior period financial statements presented. Refer to the International Reporting Lag note in Item 8. Financial Statements and Supplementary Data for discussion of the international reporting change.

DISCONTINUED OPERATIONS

The Company periodically reviews its operations for businesses that may no longer be aligned with its long-term objectives. For businesses reported as discontinued operations in the statement of income, all related prior period income statement information has been restated to conform to the current year reporting of these businesses. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for 2011, 2010 and 2009 are summarized as follows:

Dollars In Thousands	2011	2010	2009
Operating revenues	$17,786,583	$15,415,692	$13,572,996
Operating income	2,731,008	2,254,017	1,382,963
Margin %	15.4%	14.6%	10.2%

In 2011 and 2010, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2011 Compared to 2010			2010 Compared to 2009
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	7.5%	21.0%	1.9%	10.1%	40.7%	2.8%
Changes in variable margins and overhead costs	—	(4.9)	(0.7)	—	2.4	0.2

	7.5	16.1	1.2	10.1	43.1	3.0

Acquisitions and divestitures	4.8	2.3	(0.4)	3.2	2.2	(0.2)
Restructuring costs	—	(0.6)	(0.1)	—	8.7	0.8
Impairment of goodwill and intangibles	—	—	—	—	7.5	0.7
Translation	3.1	3.4	0.1	0.4	1.5	0.1
Other	—	—	—	(0.1)	—	—

	15.4%	21.2%	0.8%	13.6%	63.0%	4.4%

Operating Revenues

Revenues increased 15.4% in 2011 versus 2010 primarily due to higher base revenues, revenues from acquisitions, and the favorable effect of currency translation. Base revenues increased 7.5% in 2011 versus 2010 as worldwide economic conditions strengthened. However, European economic conditions slowed in the second half of the year. North American and international base revenues increased 9.0% and 5.7%, respectively, in 2011 versus 2010. Base revenues in Europe and China increased 5.6% and 14.2%, respectively, in 2011 versus 2010. End markets associated with welding, transportation and test and measurement businesses showed strength in 2011. In 2012, the company anticipates continued growth in North American and Asia Pacific markets with European markets expected to be relatively flat as compared to 2011.

Revenues increased 13.6% in 2010 versus 2009 primarily due to higher base revenues and revenues from acquisitions. Base revenues increased 10.1% in 2010 versus 2009 as the Company saw improvement in macroeconomic indices across many geographies as worldwide end markets began to recover from the global recession. North American and international base revenues increased 11.2% and 9.1%, respectively, in 2010 versus 2009. End markets associated with transportation, welding, industrial packaging, PC board fabrication and electronics showed improvement in 2010.

Operating Income

Operating income increased 21.2% in 2011 versus 2010 primarily due to the increase in base revenues, the favorable effect of currency translation and income from acquisitions. Base margins increased 120 basis points primarily due to the positive leverage effect of the increase in base revenues, partially offset by the negative impact of selling price versus material cost comparisons. Additionally, acquisitions and divestitures diluted margins by 40 basis points primarily due to amortization expense related to intangible assets.

Operating income increased 63.0% in 2010 versus 2009 primarily due to the increase in base revenues, lower restructuring expenses, and 2009 goodwill and intangible asset impairment charges. Base margins increased 300 basis points primarily due to the positive leverage effect of the increase in base revenues. Additionally, benefits from restructuring projects were partially offset by unfavorable selling price versus material cost comparisons. Lower restructuring expenses in 2010 versus 2009 reflect the Company’s 2009 efforts to reduce costs in response to weak economic conditions. In 2009, the Company recorded impairment charges of $90.0 million and $15.6 million against goodwill and intangibles, respectively, compared to $1.0 million in intangible asset impairment charges in 2010.

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles and light trucks;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair;

•	polyester coatings and patch and repair products for the marine industry; and

•	truck remanufacturing and related parts and service.

In 2011, this segment primarily served the automotive original equipment manufacturers and tiers (56%) and automotive aftermarket (31%) markets.

The results of operations for the Transportation segment for 2011, 2010 and 2009 were as follows:

Dollars In Thousands	2011	2010	2009
Operating revenues	$3,108,349	$2,522,226	$2,092,249
Operating income	474,592	369,454	155,373
Margin %	15.3%	14.6%	7.4%

In 2011 and 2010, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2011 Compared to 2010			2010 Compared to 2009
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	10.1%	25.1%	2.0%	18.0%	85.6%	4.2%
Changes in variable margins and overhead costs	—	(7.0)	(0.9)	—	19.0	1.2

	10.1	18.1	1.1	18.0	104.6	5.4

Acquisitions and divestitures	10.6	8.6	(0.3)	2.5	7.4	0.2
Restructuring costs	—	(1.3)	(0.2)	—	16.1	1.0
Impairment of goodwill and intangibles	—	—	—	—	9.1	0.6
Translation	2.6	3.1	0.1	0.1	0.7	—
Other	(0.1)	—	—	—	(0.1)	—

	23.2%	28.5%	0.7%	20.6%	137.8%	7.2%

Operating Revenues

Revenues increased 23.2% in 2011 versus 2010 primarily due to the increase in base business, revenues from acquisitions and the favorable effect of currency translation. The increase in acquisition revenue was primarily due to the purchase of a North American automotive aftermarket business in the first quarter of 2011. Worldwide automotive base revenues increased 10.0%. International automotive base revenues increased 10.2% primarily due to growth in European auto builds of 5% and increased product penetration. Additionally, Asian automotive base revenues increased 20.8% primarily due to improved product penetration and higher auto builds in China and India of 2% and 10%, respectively. North American automotive base revenues increased 9.8% in 2011 versus 2010 primarily due to an increase in auto builds of 10%. The truck remanufacturing and related parts and service business increased 19.7% over the prior year due to increased demand in North America and Canada related to oil and gas exploration. Automotive aftermarket base business increased 4.5% over the prior year with growth in both transportation materials and consumer-based businesses.

Revenues increased 20.6% in 2010 versus 2009 primarily due to the increase in base revenues and revenues from acquisitions. The increase in acquisition revenue was primarily due to the purchase of a North American automotive aftermarket business in the second quarter of 2010. Worldwide automotive base revenues increased 28.4%. North American automotive base revenues increased 37.8% in 2010 versus 2009 primarily due to an increase in auto builds of approximately 39%. International automotive base revenues increased 21.2% primarily due to an increase in European auto builds of approximately 16% and increased product penetration. The automotive aftermarket businesses, which were less impacted in 2009 by the economic downturn, were virtually flat over the prior year. Base revenues for the truck remanufacturing and related parts and service business declined 5.3% over the prior year.

Operating Income

Operating income increased 28.5% in 2011 versus 2010 primarily due to the increase in base revenues, income from acquisitions and the favorable effect of currency translation. Base margins increased 110 basis points primarily due to the positive leverage effect of the increase in base revenues described above, partially offset by the negative impact of selling price versus material cost comparisons. In addition, acquisitions diluted total operating margins by 30 basis points.

Operating income increased 137.8% in 2010 versus 2009 primarily due to the increase in base revenues, lower restructuring expenses, 2009 goodwill and intangible asset impairment charges, and income from acquisitions. Base margins increased 540 basis points primarily due to the positive leverage effect of the increase in base revenues described above, benefits from restructuring projects and favorable inventory obsolescence expense comparisons. During the third quarter of 2009, a $12.0 million goodwill impairment charge was recorded in the truck remanufacturing and related parts and service business.

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

In 2011, this segment primarily served the general industrial (43%), electronics (17%), construction (4%) and automotive original equipment manufacturers (4%) markets.

The results of operations for the Power Systems & Electronics segment for 2011, 2010 and 2009 were as follows:

Dollars In Thousands	2011	2010	2009
Operating revenues	$2,872,161	$2,409,204	$2,004,402
Operating income	580,674	469,244	198,673
Margin %	20.2%	19.5%	9.9%

In 2011 and 2010, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2011 Compared to 2010			2010 Compared to 2009
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	12.5%	26.2%	2.4%	18.5%	74.8%	4.7%
Changes in variable margins and overhead costs	—	(2.8)	(0.5)	—	4.6	0.4

	12.5	23.4	1.9	18.5	79.4	5.1

Acquisitions and divestitures	4.3	(1.1)	(1.0)	1.1	0.8	(0.1)
Restructuring costs	—	(0.7)	(0.1)	—	10.3	0.9
Impairment of goodwill and intangibles	—	—	—	—	44.7	3.7
Translation	2.4	2.2	(0.1)	0.6	1.0	—
Other	—	—	—	—	—	—

	19.2%	23.8%	0.7%	20.2%	136.2%	9.6%

Operating Revenues

Revenues increased 19.2% in 2011 versus 2010 due to growth in base business, revenues from acquisitions and the favorable effect of currency translation. Worldwide welding base business revenues increased 21.0% in 2011 versus 2010. North American welding base business revenues increased 24.6% due to improvements in a number of industrial-based end markets. In particular, increased sales in the oil and gas end market as well as sales to heavy equipment OEM’s and other manufacturers helped drive base revenues. Base business revenues for the international welding businesses increased 12.3% in 2011 versus 2010 primarily due to growth in European and Asian oil and gas and infrastructure-related end markets. Base revenues for the electronics businesses increased 1.7% mainly due to base growth of 6.3% in the PC board fabrication businesses, though end markets significantly slowed for these businesses in the fourth quarter of 2011. The other electronics businesses were virtually flat due to weakening end markets and softer consumer demand. Acquisition revenue was primarily due to the purchase of a thermal processing and environmental equipment manufacturer in the third quarter of 2011 and an automated welding systems business in the fourth quarter of 2010.

Revenues increased 20.2% in 2010 versus 2009 primarily due to growth in base business. Worldwide welding base revenues increased 11.0%. North American welding base business revenues increased 16.0% as end markets began to experience recovery, particularly for heavy equipment OEM’s and general manufacturers. Base business revenues for the international welding businesses increased 0.6% in 2010 versus 2009 primarily due to increased oil and gas end market activity, partially offset by declines in Asian shipyard activity. Base revenues for the electronics businesses increased 34.3% due to growth in the PC board fabrication businesses of 71.0% and other electronics businesses of 20.2% as demand for consumer electronics and capital equipment increased significantly.

Operating Income

Operating income increased 23.8% in 2011 versus 2010 primarily due to the favorable leverage effect of the growth in base revenues and the favorable impact of currency translation. Base margins increased 190 basis points primarily due to the favorable leverage effect of the growth in base revenues, partially offset by the negative impact of selling price versus material cost comparisons. Acquisitions diluted total operating margins by 100 basis points versus the prior year.

Operating income increased 136.2% in 2010 versus 2009 mainly due to the favorable leverage effect of the growth in base revenues, 2009 impairment charges and lower restructuring expenses. During the first quarter of 2009, a $60.0 million goodwill impairment charge was recorded against the pressure sensitive adhesives business and $24.7 million of goodwill and intangible asset impairment charges were recorded against the PC Board fabrication and welding accessories businesses. Base margins increased 510 basis points in 2010 versus 2009 primarily due to the favorable leverage effect of the growth in base revenues, the cumulative benefits of restructuring projects and favorable product mix, partially offset by unfavorable selling price versus material cost comparisons.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:

•	steel and plastic strapping and related tools and equipment;

•	plastic stretch film and related equipment;

•	paper and plastic products that protect goods in transit; and

•	metal jacketing and other insulation products.

In 2011, this segment primarily served the general industrial (26%), primary metals (21%), food and beverage (13%) and construction (8%) markets.

The results of operations for the Industrial Packaging segment for 2011, 2010 and 2009 were as follows:

Dollars In Thousands	2011	2010	2009
Operating revenues	$2,612,108	$2,272,059	$1,940,887
Operating income	273,342	231,303	95,128
Margin %	10.5%	10.2%	4.9%

In 2011 and 2010, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2011 Compared to 2010			2010 Compared to 2009
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	8.4%	31.6%	2.2%	13.9%	110.0%	4.1%
Changes in variable margins and overhead costs	—	(18.8)	(1.8)	—	(5.3)	(0.2)

	8.4	12.8	0.4	13.9	104.7	3.9

Acquisitions and divestitures	3.0	2.9	—	2.3	3.3	(0.1)
Restructuring costs	—	(2.1)	(0.2)	—	31.3	1.3
Impairment of goodwill and intangibles	—	—	—	—	(0.8)	—
Translation	3.6	4.6	0.1	0.9	4.6	0.1
Other	—	—	—	—	0.1	0.1

	15.0%	18.2%	0.3%	17.1%	143.2%	5.3%

Operating Revenues

Revenues increased 15.0% in 2011 versus 2010 due to the increase in base revenues, the favorable effect of currency translation and revenues from acquisitions. Base revenues for the North American strapping and equipment businesses increased 12.2% in 2011 largely due to higher steel and plastic strapping prices and increased equipment sales. Base revenues for international strapping and equipment businesses grew 7.2% primarily due to higher strapping prices and higher equipment sales. Base revenues for stretch packaging worldwide increased 10.2% in 2011 versus 2010 and worldwide protective packaging grew 7.1% over the prior period. The increase in acquisition revenue is primarily due to the purchase of a protective packaging business in the second quarter of 2011.

Revenues increased 17.1% in 2010 versus 2009 due to the increase in base revenues, revenues from acquisitions and the favorable effect of currency translation. Base revenues increased 23.1% for the North American strapping and equipment businesses in 2010 largely due to an increase in steel and plastic strap volume driven by improved industrial production demand in key industries including primary metals and general industrial. Base revenues for the international strapping and equipment businesses increased 10.1% while worldwide protective packaging increased 16.6% and worldwide stretch packaging increased 12.3% over the prior period. Acquisition revenue increased primarily due to the purchase of a North American protective packaging business in the fourth quarter of 2009.

Operating Income

Operating income increased 18.2% in 2011 versus 2010 primarily due to the increase in base revenues, the favorable impact of currency translation and income from acquisitions, partially offset by higher restructuring expenses. Base operating margins increased 40 basis points primarily due to leverage from the increase in base revenues, partially offset by unfavorable selling price versus material cost comparisons.

Operating income increased 143.2% in 2010 versus 2009 primarily due to the increase in base revenues and lower restructuring expenses. Base operating margins increased 390 basis points primarily driven by leverage from the increase in base revenues and restructuring benefits, partially offset by unfavorable selling price versus material cost comparisons. Lower restructuring expenses compared to 2009 increased total operating margins by 130 basis points.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

In 2011, this segment primarily served the food institutional/restaurant (43%), service (36%) and food retail (16%) markets.

The results of operations for the Food Equipment segment for 2011, 2010 and 2009 were as follows:

Dollars In Thousands	2011	2010	2009
Operating revenues	$1,982,187	$1,857,051	$1,862,950
Operating income	303,771	255,060	255,891
Margin %	15.3%	13.7%	13.7%

In 2011 and 2010, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2011 Compared to 2010			2010 Compared to 2009
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	2.8%	8.9%	0.8%	—	0.1%	0.1%
Changes in variable margins and overhead costs	—	10.6	1.4	—	(4.7)	(0.7)

	2.8	19.5	2.2	—	(4.6)	(0.6)

Acquisitions and divestitures	1.2	(0.4)	(0.2)	0.7	0.2	(0.1)
Restructuring costs	—	(3.0)	(0.4)	—	4.4	0.6
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	2.7	3.0	—	(1.1)	(0.4)	0.1
Other	—	—	—	0.1	0.1	—

	6.7%	19.1%	1.6%	(0.3)%	(0.3)%	—

Operating Revenues

Revenues increased 6.7% in 2011 versus 2010 due to the growth in base business, the favorable effect of currency translation and revenues from acquisitions. North American food equipment base revenues increased 3.9% in 2011 versus 2010 as equipment revenues increased 4.6% and service revenues grew 2.7%. Equipment revenues increased primarily due to better, but still modest growth in the casual dining restaurant category, partially offset by weakness in institutional categories where government budgets were constrained. International base revenues increased 1.7% for the period as equipment revenues increased 1.0% and service revenues increased 3.3%. Growth in Asian and Latin American revenues was partially offset by lower European sales in 2011 versus 2010. The acquired revenues were attributable to the acquisition of a European food equipment business in the third quarter of 2010.

Revenues decreased 0.3% in 2010 versus 2009 as the unfavorable effect of currency translation was partially offset by acquisition revenues. North American base revenues declined 1.4% in 2010 versus 2009 primarily due to declines in equipment sales for end markets including the lodging and casino markets. North American base revenues in the service portion of the business increased 1.5% as customers continued to maintain existing equipment. International base revenues increased 2.4% for the period largely due to increased Asian and Latin American revenue offset by lower European equipment sales in 2010 versus 2009. The acquired revenues were attributable to the acquisition of a European food equipment business in the third quarter of 2010.

Operating Income

Operating income increased 19.1% in 2011 versus 2010 primarily due to the increase in base revenues and lower operating expenses. Base business margins increased 220 basis points primarily due to the positive leverage effect of the increase in base revenues, lower operating expenses and adjustments related to a European business in 2010. Higher restructuring expenses in 2011 versus 2010 decreased total operating margins by 40 basis points.

Operating income decreased 0.3% in 2010 versus 2009. Base business margins decreased 60 basis points primarily due to higher overhead expenses and adjustments related to a European business in 2010, partially offset by favorable selling price versus material cost comparisons and benefits from restructuring. Lower restructuring expenses in 2010 versus 2009 increased total operating margins by 60 basis points.

CONSTRUCTION PRODUCTS

Businesses in this segment produce tools, fasteners and other products for construction applications.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

In 2011, this segment primarily served the residential construction (44%), renovation construction (26%), and commercial construction (22%) markets.

The results of operations for the Construction Products segment for 2011, 2010 and 2009 were as follows:

Dollars In Thousands	2011	2010	2009
Operating revenues	$1,958,370	$1,753,485	$1,547,365
Operating income	225,448	192,070	104,795
Margin %	11.5%	11.0%	6.8%

In 2011 and 2010, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2011 Compared to 2010			2010 Compared to 2009
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	2.7%	10.7%	0.9%	4.1%	24.4%	1.3%
Changes in variable margins and overhead costs	—	(7.4)	(0.8)	—	50.8	3.3

	2.7	3.3	0.1	4.1	75.2	4.6

Acquisitions and divestitures	3.0	0.1	(0.3)	5.4	(0.5)	(0.6)
Restructuring costs	—	4.4	0.5	—	(4.1)	(0.3)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	6.0	9.5	0.3	3.8	12.6	0.4
Other	—	0.1	(0.1)	—	0.1	0.1

	11.7%	17.4%	0.5%	13.3%	83.3%	4.2%

Operating Revenues

Revenues increased 11.7% in 2011 versus 2010 primarily due to the favorable effect of currency translation, revenues from acquisitions and an increase in base revenues. European base revenues increased 6.9% due to improved conditions in commercial construction in the first half of the year; however, the rate of growth moderated in the second half of the year compared to early 2011. North American base revenues increased 2.3% primarily due to price increases implemented to offset higher steel prices, partially offset by the one-time licensing agreement settlement in the commercial construction business that positively impacted revenues in 2010. In North America, renovation base revenue growth was 5.5%, residential base revenue growth was 2.7% and commercial construction base revenue declined 3.0%. North American base revenue was impacted by 1% growth in remodeling expenditures, 3% annualized growth in U.S. housing starts as well as a 2% decline in commercial construction square footage activity. Base revenues for the Asia-Pacific region declined 1.8% as market conditions in the Australian residential construction market progressively softened throughout the year. Acquisition revenue was primarily the result of the purchase of a European retail distribution business in the second quarter of 2010 and a North American fastener business in the second quarter of 2011.

Revenues increased 13.3% in 2010 versus 2009 primarily due to revenues from acquisitions, an increase in base revenues and the favorable effect of currency translation. European base revenues increased 7.5% in 2010 primarily due to improved market conditions. Base revenues for the Asia-Pacific region increased 2.4% as market conditions in the Australian residential construction market improved. North American base revenues increased 1.8% primarily due to modest inventory restocking and a one-time licensing agreement settlement in the second quarter of 2010 in the commercial construction business. The North American base business was negatively impacted by an 8% decline in U.S. housing starts on an annualized basis and an 18% decline in commercial construction square footage activity. Acquisition revenue was primarily the result of the purchase of a European retail distribution business in the second quarter of 2010.

Operating Income

Operating income increased 17.4% in 2011 versus 2010 primarily due to positive leverage from the increase in base revenues described above, the favorable effect of currency translation, and lower restructuring expenses. Base margins increased 10 basis points versus the prior year primarily due to the favorable leverage effect of the increase in base revenues, partially offset by a one-time licensing agreement settlement in the commercial construction business that favorably affected margins in 2010 and the negative impact of selling price versus material cost comparisons.

Operating income increased 83.3% in 2010 versus 2009 primarily due to positive leverage from the increase in base revenues described above, lower operating expenses and the favorable effect of currency translation, partially offset by higher restructuring expenses. Base margins increased 460 basis points versus the prior year primarily due to the favorable leverage effect of the increase in base revenues, favorable selling price versus material cost comparisons, favorable inventory obsolescence expense comparisons, benefits from restructuring projects and a favorable one-time licensing agreement settlement in the second quarter of 2010 in the commercial construction business.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and hygiene products.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications; and

•	hand wipes and cleaners for industrial applications.

In 2011, this segment primarily served the general industrial (31%), construction (15%), MRO (17%) and automotive aftermarket (7%) markets.

The results of operations for the Polymers & Fluids segment for 2011, 2010 and 2009 were as follows:

Dollars In Thousands	2011	2010	2009
Operating revenues	$1,364,004	$1,106,025	$980,305
Operating income	208,873	188,696	150,065
Margin %	15.3%	17.1%	15.3%

In 2011 and 2010, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2011 Compared to 2010			2010 Compared to 2009
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	4.5%	11.6%	1.2%	6.0%	17.3%	1.6%
Changes in variable margins and overhead costs	—	(8.4)	(1.4)	—	(2.0)	(0.3)

	4.5	3.2	(0.2)	6.0	15.3	1.3

Acquisitions and divestitures	15.1	8.0	(0.9)	6.4	3.8	(0.5)
Restructuring costs	—	(4.2)	(0.7)	—	5.4	0.8
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	3.8	3.6	—	0.4	1.3	0.1
Other	(0.1)	0.1	—	—	(0.1)	0.1

	23.3%	10.7%	(1.8)%	12.8%	25.7%	1.8%

Operating Revenues

Revenues increased 23.3% in 2011 versus 2010 primarily due to revenues from acquisitions, an increase in base revenues and the favorable effect of currency translation. Acquisition revenue was primarily the result of the purchase of a Latin American fluids business and a European polymers business in the fourth quarter of 2010. End market demand was stronger in North America and Asia Pacific but weaker in Europe. Total base revenues for the polymers businesses increased 4.3% while the fluids businesses increased 4.7% in 2011 versus 2010. North American base revenues increased 6.3% and European base revenues were relatively flat, while Asia-Pacific base revenues increased 9.3% primarily due to growth in China.

Revenues increased 12.8% in 2010 versus 2009 primarily due to an increase in base revenues and revenues from acquisitions. Acquisition revenue was primarily the result of the purchase of four Latin American adhesive businesses in 2009 and a Latin American polymers business in the third quarter of 2010. Total base revenues for the polymers businesses and fluids businesses increased 5.2% and 7.9%, respectively, due to recovery in most of the industrial based end markets served by the worldwide polymers and fluids businesses. Growth in the emerging markets of Brazil and China was particularly strong during 2010.

Operating Income

Operating income increased 10.7% in 2011 versus 2010 primarily due to the increase in base revenues, income from acquisitions, and the favorable effect of currency translation, partially offset by higher operating costs and restructuring expenses. Base margins declined 20 basis points versus last year primarily due to the negative impact of selling price versus material cost comparisons and a loss on an international polymers contract, partially offset by the positive leverage effect of the increase in base revenues.

Operating income increased 25.7% in 2010 versus 2009 primarily due to the increase in base revenues described above, lower restructuring expenses and higher income from acquisitions. Base margins increased 130 basis points versus the prior year, primarily due to the positive leverage effect of the increase in base revenues. Lower restructuring expenses in 2010 versus 2009 increased total operating margins by 80 basis points.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops and other applications.

In the Decorative Surfaces segment, products include:

•	decorative high-pressure laminate for furniture, office and retail space, and countertops; and

•	high-pressure laminate worktops.

In 2011, this segment primarily served the commercial construction (55%), renovation construction (30%) and residential construction (14%) markets.

The results of operations for the Decorative Surfaces segment for 2011, 2010 and 2009 were as follows:

Dollars In Thousands	2011	2010	2009
Operating revenues	$1,083,157	$987,692	$971,900
Operating income	132,394	117,333	113,227
Margin %	12.2%	11.9%	11.7%

In 2011 and 2010, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2011 Compared to 2010			2010 Compared to 2009
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	7.2%	24.7%	1.9%	2.4%	8.7%	0.7%
Changes in variable margins and overhead costs	—	(18.3)	(2.0)	—	(8.8)	(1.0)

	7.2	6.4	(0.1)	2.4	(0.1)	(0.3)

Acquisitions and divestitures	—	—	—	—	—	—
Restructuring costs	—	4.6	0.5	—	3.2	0.4
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	2.4	1.9	(0.1)	(0.8)	0.6	0.2
Other	0.1	(0.1)	—	—	(0.1)	(0.1)

	9.7%	12.8%	0.3%	1.6%	3.6%	0.2%

Operating Revenues

Revenues increased 9.7% in 2011 versus 2010 primarily due to the increase in base revenues and the favorable effect of currency translation. Base revenues for the North American high-pressure laminate business increased 6.4% primarily due to new product introductions and improved product demand in the office furniture market. International base revenues increased 8.1% primarily due to growth in China and certain European end markets.

Revenues increased 1.6% in 2010 versus 2009 due to the increase in base revenues, partially offset by the unfavorable effect of currency translation. Base revenues increased 3.2% for the North American laminate business primarily due to improvement in the commercial construction sector, including office equipment. International base revenues increased 1.4% primarily due to improvements in Asian end markets, partially offset by modest declines in European end markets.

Operating Income

Operating income increased 12.8% in 2011 versus 2010 primarily due to the increase in base revenues described above, lower restructuring expenses and the favorable effect of currency translation, partially offset by higher operating costs. Base margins decreased 10 basis points versus the prior year primarily due to unfavorable selling price versus material cost comparisons and higher overhead costs, partially offset by the positive leverage of the increase in base revenues.

Operating income increased 3.6% in 2010 versus 2009 primarily due to the increase in base revenues and lower restructuring expenses, partially offset by higher operating costs. Base margins decreased 30 basis points versus the prior year primarily due to unfavorable selling price versus material cost comparisons, partially offset by the benefits of restructuring projects and the positive leverage of the increase in base revenues.

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

In 2011, this segment primarily served the general industrial (22%), food and beverage (21%), consumer durables (15%), food retail/service (6%) and automotive original equipment manufacturers (4%) markets.

The results of operations for the All Other segment for 2011, 2010 and 2009 were as follows:

Dollars In Thousands	2011	2010	2009
Operating revenues	$2,889,699	$2,598,475	$2,238,604
Operating income	531,914	430,857	309,811
Margin %	18.4%	16.6%	13.8%

In 2011 and 2010, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2011 Compared to 2010			2010 Compared to 2009
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	7.0%	18.9%	1.8%	9.7%	31.9%	2.8%
Changes in variable margins and overhead costs	—	1.3	0.2	—	(4.0)	(0.5)

	7.0	20.2	2.0	9.7	27.9	2.3

Acquisitions and divestitures	2.3	0.9	(0.3)	7.0	2.8	(0.7)
Restructuring costs	—	0.1	—	—	8.3	1.1
Impairment of goodwill and intangibles	—	0.2	—	—	0.3	—
Translation	1.9	2.0	—	(0.6)	(0.3)	0.1
Other	—	0.1	0.1	—	0.1	—

	11.2%	23.5%	1.8%	16.1%	39.1%	2.8%

Operating Revenues

Revenues increased 11.2% in 2011 versus 2010 due to an increase in base business revenues, revenues from acquisitions and the favorable effect of currency translation. Acquisition revenue was primarily due to the purchase of a test and measurement business in the fourth quarter of 2010, a heat transfer business in the second quarter of 2011, and a plastics and security business in the second quarter of 2010. Base business revenues for the test and measurement businesses increased 15.7% due to increased equipment orders both internationally and in North America. Growing worldwide product regulatory standards contributed to growth in these businesses. Base revenues for the consumer packaging business increased 4.8% in 2011 versus 2010 due to growth in the beverage packaging solutions, decorating equipment and marking and labels businesses. Base revenues for the industrial fasteners and appliance businesses declined 0.7% due to prolonged construction-associated weakness in the appliance end market, partially offset by increased demand in the industrial fasteners end market.

Revenues increased 16.1% in 2010 versus 2009 primarily due to an increase in base business revenues and revenues from acquisitions. The acquisition revenue was primarily due to the purchase of a consumer packaging business in the fourth quarter of 2009. Base business revenues increased 9.5% for the test and measurement businesses due to increased demand for capital equipment, particularly in the Asia-Pacific region. Base revenues increased 8.2% in 2010 versus 2009 for the consumer packaging business due to improvement in decorating end markets. Base revenues for the industrial fasteners and appliance businesses improved 15.2% due to increased demand for domestic appliances.

Operating Income

Operating income increased 23.5% in 2011 versus 2010 primarily due to the growth in base revenues. Base margins increased 200 basis points primarily due to the positive leverage effect from the increase in base revenues and benefits from past restructuring projects. In addition, acquisitions and divestitures diluted total operating margins by 30 basis points in 2011.

Operating income increased 39.1% in 2010 versus 2009 primarily due to the growth in base revenues and lower restructuring expenses. Base margins increased 230 basis points primarily due to the positive leverage effect from the increase in base revenues and benefits from past restructuring projects, partially offset by unfavorable selling price versus material cost comparisons. In addition, lower restructuring expenses increased total operating margins by 110 basis points. Acquisitions and divestitures diluted total operating margins by 70 basis points in 2010.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $255.3 million in 2011 and $207.4 million in 2010, versus $197.5 million in 2009, due to intangible asset amortization for newly acquired businesses.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

In 2011, the Company performed its annual goodwill and indefinite lived intangible asset impairment assessment which resulted in no goodwill or other intangible asset impairment charges. Total goodwill and other intangible asset impairment charges by segment for the years ended December 31, 2010 and 2009 were as follows:

In Thousands	2010	2009
Transportation	$—	$12,347
Power Systems & Electronics	—	85,043
Industrial Packaging	—	386
Food Equipment	—	53
Polymers & Fluids	—	4,122
All Other	1,006	3,617

	$1,006	$105,568

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

INTEREST EXPENSE

Interest expense increased to $192.1 million in 2011 which includes interest expense on the 3.375% and 4.875% notes issued in late August 2011, versus $175.2 million in 2010. Interest expense increased to $175.2 million in 2010 versus $164.6 million in 2009 primarily due to interest on the 6.25% and 5.15% notes which were issued in March 2009, partially offset by lower interest related to the 5.75% notes, which were repaid at maturity in March 2009, and lower commercial paper borrowings. The weighted-average interest rate on commercial paper was 0.1% in 2011, 0.2% in 2010 and 0.3% in 2009.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $53.8 million in 2011 versus $10.0 million in 2010. This increase was primarily due to higher interest income of $40.3 million (versus $24.1 million in 2010), lower losses on foreign currency transactions of $4.3 million (versus $16.7 million in 2010) and gains on disposal of operating affiliates of $1.8 million (versus losses of $8.0 million in 2010).

Other income (expense) was income of $10.0 million in 2010 versus expense of $4.5 million in 2009. This increase was primarily due to higher income from investments of $20.8 million (versus $4.9 million in 2009).

INCOME TAXES

The effective tax rate was 22.2% in 2011, 30.5% in 2010, and 20.2% in 2009. The effective tax rate for 2011 was favorably impacted by the discrete non-cash tax benefit of $165.9 million in the first quarter of 2011 related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. The effective tax rate for 2010 was unfavorably impacted by the discrete tax charge of $21.9 million in the first quarter of 2010 related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. The effective tax rate for 2009 was favorably impacted by discrete tax adjustments in the fourth quarter of $85.5 million related to a global legal structure reorganization and $77.5 million related to a favorable settlement reached with the German tax authorities. In the above mentioned reorganization, the Company reorganized its ownership structure in certain U.S. and foreign subsidiaries in the fourth quarter of 2009 and made an election regarding the U.S. tax treatment of a foreign subsidiary. The Company recorded a reduction in tax expense primarily for the effect of the resulting foreign tax credits. Also during the fourth quarter of 2009, the Company finalized a settlement with the German tax authorities primarily regarding the treatment of an intercompany financing transaction which resulted in the reversal of previously established tax reserves as a reduction of tax expense.

See the Income Taxes note in Item 8. Financial Statements and Supplementary Data for further details on these discrete tax adjustments and a reconciliation of the U.S. Federal statutory rate to the effective tax rate.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations in 2011 of $2.0 billion ($4.08 per diluted share) was 38.9% higher than 2010 income of $1.5 billion ($2.89 per diluted share). Income from continuing operations in 2010 was 49.9% higher than 2009 income of $968.6 million ($1.93 per diluted share).

FOREIGN CURRENCY

The weakening of the U.S. Dollar against foreign currencies in 2011 versus 2010 increased operating revenues by approximately $460 million in 2011 and increased income from continuing operations by approximately 10 cents per diluted share. The weakening of the U.S. Dollar against foreign currencies in 2010 versus 2009 increased operating revenues by approximately $70 million in 2010 and increased income from continuing operations by approximately 4 cents per diluted share.

DISCONTINUED OPERATIONS

Income from discontinued operations was $54.4 million in 2011 versus $50.5 million in 2010 primarily due to improved operating results in the held for sale finishing businesses partially offset by an after-tax loss on the sale of a discontinued operation in 2011 versus an after-tax gain in 2010. Income from discontinued operations was $50.5 million in 2010 versus $4.1 million in 2009 due to improved operating results in the held for sale finishing businesses and an after-tax gain on the sale of a discontinued operation in 2010 versus after-tax losses in 2009. See the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. Management continues to believe that internally generated cash flows will be adequate to service debt, to continue to pay dividends, to finance internal growth and to fund small to medium-sized acquisitions.

The primary uses of liquidity are:

•	dividend payments – the Company’s dividend payout guidelines are 30% to 45% of the average of the last two years’ free operating cash flow;

•	acquisitions; and

•	any excess liquidity may be used for share repurchases.

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

Summarized cash flow information for the three years ended December 31, 2011, 2010 and 2009 was as follows:

In Thousands	2011	2010	2009
Net cash provided by operating activities	$1,956,008	$1,488,313	$2,167,552
Additions to plant and equipment	(353,408)	(287,759)	(255,739)

Free operating cash flow	$1,602,600	$1,200,554	$1,911,813

Cash dividends paid	$(680,280)	$(636,200)	$(619,681)
Acquisitions	(1,308,164)	(497,435)	(281,404)
Repurchases of common stock	(950,000)	(350,000)	—
Net proceeds (repayments) of debt	1,147,533	(190,085)	(742,427)
Other	243,740	236,433	128,927
Effect of exchange rate changes on cash and equivalents	(63,921)	76,934	87,951

Net increase (decrease) in cash and equivalents	$(8,492)	$(159,799)	$485,179

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time (the “2007 Program”). Under the 2007 Program, the Company made repurchases of approximately 16.3 million shares of its common stock at an average price of $53.51 and approximately 8.1 million shares of its common stock at an average price of $43.29 during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there were no authorized repurchases remaining under the 2007 Program.

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Through December 31, 2011, the Company made repurchases of approximately 1.8 million shares of its common stock at an average price of $43.20. As of December 31, 2011, there was approximately $3.9 billion of authorized repurchases remaining under the 2011 Program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. The Company believes that ROIC is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and cash equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the years ended December 31, 2011, 2010, and 2009 was as follows:

Dollars In Thousands	2011	2010	2009
Operating income	$2,731,008	$2,254,017	$1,382,963
Taxes (22.2%, 30.5% and 20.2%, respectively)	(606,284)	(687,475)	(279,359)

Operating income after taxes	$2,124,724	$1,566,542	$1,103,604

Invested Capital:
Trade receivables	$2,818,892	$2,581,592	$2,349,056
Inventories	1,715,859	1,634,856	1,343,002
Net plant and equipment	2,025,396	2,066,156	2,097,326
Investments	408,906	440,760	451,069
Goodwill and intangible assets	7,430,979	6,702,834	6,491,902
Accounts payable and accrued expenses	(2,132,379)	(2,140,885)	(1,969,928)
Net assets held for sale	279,476	—	—
Other, net	299,321	(31,358)	(334,124)

Total invested capital	$12,846,450	$11,253,955	$10,428,303

Average invested capital	$12,619,928	$10,735,032	$10,400,945

Return on average invested capital	16.8%	14.6%	10.6%

The 220 basis point increase in ROIC in 2011 versus 2010 was the result of after-tax operating income increasing 35.6%, primarily due to an increase in base business and a favorable tax rate, partially offset by an increase in average invested capital.

The 400 basis point increase in ROIC in 2010 versus 2009 was the result of after-tax operating income increasing 41.9%, primarily due to an increase in base business, partially offset by a less favorable tax rate and a slight increase in average invested capital.

Working Capital

Net working capital at December 31, 2011 and 2010 is summarized as follows:

Dollars In Thousands	2011	2010	Increase (Decrease)
Current Assets:
Cash and equivalents	$1,177,875	$1,186,367	$(8,492)
Trade receivables	2,818,892	2,581,592	237,300
Inventories	1,715,859	1,634,856	81,003
Other	750,396	567,673	182,723
Assets held for sale	386,324	—	386,324

	6,849,346	5,970,488	878,858

Current Liabilities:
Short-term debt	502,063	326,236	175,827
Accounts payable and accrued expenses	2,132,379	2,140,885	(8,506)
Other	235,437	555,731	(320,294)
Liabilities held for sale	106,848	—	106,848

	2,976,727	3,022,852	(46,125)

Net Working Capital	$3,872,619	$2,947,636	$924,983

Current Ratio	2.30	1.98

Cash and equivalents totaled approximately $1.2 billion as of December 31, 2011 and December 31, 2010, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the United States. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, acquisitions, share repurchases, servicing of domestic debt obligations and general corporate needs. The Company also uses short-term credit facilities of $2.5 billion for short-term liquidity needs. The Company believes cash generated domestically will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt at December 31, 2011 and 2010 was as follows:

Dollars In Thousands	2011	2010	Increase (Decrease)
Short-term debt	$502,063	$326,236	$175,827
Long-term debt	3,488,198	2,542,087	946,111

Total debt	$3,990,261	$2,868,323	$1,121,938

Total debt to total capitalization	28.5%	23.1%

The Company issues commercial paper to fund general corporate needs and to fund small and medium-sized acquisitions. The Company has committed lines of credit of $2.5 billion in the U.S. to support the potential issuances of commercial paper. Of this amount, $1.0 billion is provided under a line of credit agreement with a termination date of June 10, 2016 and $1.0 billion is provided under a line of credit agreement with a termination date of June 11, 2013. The remaining $500.0 million is provided under a revolving credit facility that terminates on June 15, 2012. No amounts are outstanding under these three facilities. The Company’s foreign operations also have unused capacity on uncommitted facilities of approximately $329 million.

The Company had outstanding commercial paper of approximately $192.5 million at December 31, 2011, which is included in short-term debt, and no outstanding commercial paper at December 31, 2010. The maximum outstanding commercial paper balance during 2011 was $1.8 billion while the average daily balance was $744.9 million.

In August 2011, the Company issued $350.0 million of 3.375% notes due September 15, 2021 at 99.552% of face value and $650.0 million of 4.875% notes due September 15, 2041 at 98.539% of face value. The effective interest rates of the notes are 3.4% and 4.9%, respectively. These notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured indebtedness of the Company. The net proceeds from these issuances were used to repay outstanding commercial paper.

The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary. The Company’s targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by income from continuing operations before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of goodwill and other intangible assets on a trailing twelve month basis.

Total debt to EBITDA for the years ended December 31, 2011 and 2010 was as follows:

(Dollars in thousands)	2011	2010
Total debt	$3,990,261	$2,868,323

Income from continuing operations	$2,017,014	$1,452,438
Add:
Interest expense	192,133	175,163
Other income (expense)	(53,839)	(9,984)
Income taxes	575,700	636,400
Depreciation	336,495	334,786
Amortization and impairment of goodwill and other intangible assets	255,338	208,433

EBITDA	$3,322,841	$2,797,236

Total debt to EBITDA ratio	1.2	1.0

Stockholders’ Equity

The changes to stockholders’ equity during 2011 and 2010 were as follows:

In Thousands	2011	2010
Beginning balance	$9,571,999	$8,699,122
Net income	2,071,384	1,502,952
Cash dividends declared	(685,146)	(649,708)
Repurchases of common stock	(950,000)	(350,000)
Stock option and restricted stock activity	220,554	186,818
Currency translation adjustments	(140,521)	153,230
Other	(54,206)	29,585

Ending balance	$10,034,064	$9,571,999

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s significant contractual obligations as of December 31, 2011 were as follows:

In Thousands	2012	2013	2014	2015	2016	2017 and Future Years
Total long-term debt	$262,343	$10,077	$1,776,211	$2,861	$675	$1,698,374
Interest payments on notes	186,011	183,840	153,893	87,482	87,432	961,324
Minimum lease payments	156,760	123,549	92,642	65,566	50,948	87,348

	$605,114	$317,466	$2,022,746	$155,909	$139,055	$2,747,046

As of December 31, 2011, the Company has recorded noncurrent liabilities for unrecognized tax benefits of $187.8 million. The Company is not able to reasonably estimate the timing of payments related to the liabilities for unrecognized tax benefits.

At December 31, 2011, the Company had open stand-by letters of credit of approximately $213.0 million, substantially all of which expire in 2012 and 2013. The Company had no other significant off-balance sheet commitments at December 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

In addition, for approximately 44% of the U.S. inventories, the Company has elected to use the last-in, first-out (“LIFO”) method of inventory costing. Generally, this method results in a lower inventory value than the first-in, first-out (“FIFO”) method due to the effects of inflation.

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

Income Taxes — The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The Company’s deferred and other tax balances are based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Income tax expense and liabilities recognized by the Company also reflect its best estimates and assumptions regarding, among other things, the level of future taxable income, the effect of the Company’s various tax planning strategies and uncertain tax positions. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

Goodwill and Intangible Assets – The Company’s business acquisitions typically result in recording goodwill and other intangible assets, which are a significant portion of the Company’s total assets and affect the amount of amortization expense and impairment charges that the Company could incur in future periods. The Company follows the guidance prescribed in the accounting standards to test goodwill and intangible assets for impairment. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its 52 reporting units to the carrying value of each reporting unit to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill. In calculating the fair value of the reporting units or specific intangible assets, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and other intangible assets.

As of December 31, 2011, the Company had total goodwill and intangible assets of $7.4 billion allocated to its 52 reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its 52 reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company’s 80/20 business simplification process. The amount of goodwill and other intangible assets allocated to individual reporting units range from approximately $5 million to $830 million, with the average amount equal to $140 million.

Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company’s global end markets, impairment charges related to one or more reporting units could occur in future periods.

Pension and Other Postretirement Benefits – The Company has various company-sponsored defined benefit retirement plans covering a substantial portion of U.S. employees and many employees outside the United States. Pension and other postretirement expense and obligations are determined based on actuarial valuations. Pension benefit obligations are generally based on each participant’s years of service, future compensation, and age at retirement or termination. Important assumptions in determining pension and postretirement expense and obligations are the discount rate, the expected long-term return on plan assets and healthcare cost trend rates. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the U.S. primary pension plan. The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. A 25 basis point decrease in the discount rate would increase the present value of the U.S. primary pension plan obligation by approximately $32 million.

The expected long-term return on plan assets is based on historical and expected long-term returns for similar investment allocations among asset classes. For the U.S. primary pension plan, the Company’s assumption for the expected return on plan assets was 8.0% for 2011 and will be 8.0% for 2012. A 25 basis point decrease in the expected return on plan assets would increase the annual pension expense by approximately $3 million. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for information on how this rate is determined.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt.

The following table presents the Company’s debt for which fair value is subject to changing market interest rates:

	6.55% Preferred Debt Securities Due	5.15% Notes Due	5.25% Euro Notes Due	6.25% Notes Due	4.88% Notes Due thru	3.375% Notes Due	4.875% Notes Due
In Thousands	Dec 31, 2011	Apr 1, 2014	Oct 1, 2014	Apr 1, 2019	Dec 31, 2020	Sep 15, 2021	Sep 15, 2041
As of December 31, 2011:
Estimated cash outflow by year of principal maturity
2012	$250,000	$—	$—	$—	$10,233	$—	$—
2013	—	—	—	—	4,312	—	—
2014	—	800,000	972,000	—	2,664	—	—
2015	—	—	—	—	1,018	—	—
2016	—	—	—	—	131	—	—
2017 and thereafter	—	—	—	700,000	3,596	350,000	650,000
Estimated fair value	250,000	876,800	1,064,218	871,668	24,362	367,574	760,533
Carrying value	250,000	799,693	971,465	699,912	21,954	348,476	640,551

As of December 31, 2010:
Total estimated cash outflow	$250,000	$800,000	$1,002,750	$700,000	$21,954	$—	$—
Estimated fair value	263,750	882,480	1,098,412	816,200	23,471	—	—
Carrying value	249,949	799,567	1,002,016	699,903	21,954	—	—

Foreign Currency Risk

The Company operates in the United States and 57 other countries. In general, the Company’s products are primarily manufactured and sold within the same country. The initial funding for the foreign manufacturing operations was provided primarily through the permanent investment of equity capital from the U.S. parent company. Therefore, the Company and its subsidiaries do not have significant assets or liabilities denominated in currencies other than their functional currencies. As such, the Company does not have any significant derivatives or other financial instruments that are subject to foreign currency risk at December 31, 2011 or 2010.

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

ITW management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ David B. Speer David B. Speer Chairman & Chief Executive Officer February 17, 2012	/s/ Ronald D. Kropp Ronald D. Kropp Senior Vice President & Chief Financial Officer February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Illinois Tool Works Inc.:

We have audited the accompanying statement of financial position of Illinois Tool Works Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, income reinvested in the business, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illinois Tool Works Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in the International Reporting Lag note within the Notes to Financial Statements, on January 1, 2011, the Company elected to change its method of accounting to eliminate a one-month lag for reporting its international operations outside of North America, which was retrospectively adjusted in the Company’s 2010 and 2009 consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Chicago, Illinois

February 17, 2012

Statement of Income

Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In Thousands except for per share amounts	2011	2010	2009
Operating Revenues	$17,786,583	$15,415,692	$13,572,996
Cost of revenues	11,517,885	9,996,668	8,953,380
Selling, administrative, and research and development expenses	3,282,352	2,956,574	2,933,616
Amortization of intangible assets	255,338	207,427	197,469
Impairment of goodwill and other intangible assets	—	1,006	105,568

Operating Income	2,731,008	2,254,017	1,382,963
Interest expense	(192,133)	(175,163)	(164,589)
Other income (expense)	53,839	9,984	(4,454)

Income from Continuing Operations Before Income Taxes	2,592,714	2,088,838	1,213,920
Income taxes	575,700	636,400	245,282

Income from Continuing Operations	2,017,014	1,452,438	968,638
Income from Discontinued Operations	54,370	50,514	4,059

Net Income	$2,071,384	$1,502,952	$972,697

Income Per Share from Continuing Operations:
Basic	$4.10	$2.90	$1.94

Diluted	$4.08	$2.89	$1.93

Income Per Share from Discontinued Operations:
Basic	$0.11	$0.10	$0.01

Diluted	$0.11	$0.10	$0.01

Net Income Per Share:
Basic	$4.21	$3.00	$1.94

Diluted	$4.19	$2.99	$1.94

The Notes to Financial Statements are an integral part of this statement.

Statement of Income Reinvested in the Business

Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In Thousands	2011	2010	2009
Beginning Balance	$10,407,946	$9,554,702	$9,196,465
Net income	2,071,384	1,502,952	972,697
Cash dividends declared	(685,146)	(649,708)	(620,679)
Cumulative effect of adopting new accounting principles, net of tax	—	—	6,219

Ending Balance	$11,794,184	$10,407,946	$9,554,702

Statement of Comprehensive Income

Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In Thousands	2011	2010	2009
Net Income	$2,071,384	$1,502,952	$972,697
Other Comprehensive Income:
Foreign currency translation adjustments	(140,521)	153,230	301,112
Pension and other postretirement benefit adjustments, net of tax	(62,411)	24,966	(62,271)

Comprehensive Income	$1,868,452	$1,681,148	$1,211,538

The Notes to Financial Statements are an integral part of these statements.

Statement of Financial Position

Illinois Tool Works Inc. and Subsidiaries

	December 31
In Thousands except shares	2011	2010
Assets
Current Assets:
Cash and equivalents	$1,177,875	$1,186,367
Trade receivables	2,818,892	2,581,592
Inventories	1,715,859	1,634,856
Deferred income taxes	365,905	301,486
Prepaid expenses and other current assets	384,491	266,187
Assets held for sale	386,324	—

Total current assets	6,849,346	5,970,488
Plant and Equipment:
Land	248,250	264,875
Buildings and improvements	1,566,742	1,574,593
Machinery and equipment	3,972,417	3,930,502
Equipment leased to others	187,387	187,284
Construction in progress	112,501	104,440

Gross plant and equipment	6,087,297	6,061,694
Accumulated depreciation	(4,061,901)	(3,995,538)

Net plant and equipment	2,025,396	2,066,156
Investments	408,906	440,760
Goodwill	5,197,601	4,971,818
Intangible assets	2,233,378	1,731,016
Deferred income taxes	633,832	615,326
Other assets	635,055	616,747

	$17,983,514	$16,412,311

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term debt	$502,063	$326,236
Accounts payable	696,776	749,489
Accrued expenses	1,435,603	1,391,396
Cash dividends payable	174,099	169,233
Income taxes payable	56,517	386,498
Deferred income taxes	4,821	—
Liabilities held for sale	106,848	—

Total current liabilities	2,976,727	3,022,852
Noncurrent Liabilities:
Long-term debt	3,488,198	2,542,087
Deferred income taxes	116,954	194,590
Other liabilities	1,367,571	1,080,783

Total noncurrent liabilities	4,972,723	3,817,460
Stockholders’ Equity:
Common stock:
Issued—542,500,435 shares in 2011 and 538,505,782 shares in 2010	5,425	5,385
Additional paid-in-capital	686,155	460,806
Income reinvested in the business	11,794,184	10,407,946
Common stock held in treasury	(2,692,196)	(1,740,682)
Accumulated other comprehensive income	224,223	427,155
Noncontrolling interest	16,273	11,389

Total stockholders’ equity	10,034,064	9,571,999

	$17,983,514	$16,412,311

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows

Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In Thousands	2011	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income	$2,071,384	$1,502,952	$972,697
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	336,495	334,786	376,226
Amortization and impairment of goodwill and other intangible assets	257,514	214,000	308,615
Change in deferred income taxes	(175,923)	(142,729)	(481,803)
Provision for uncollectible accounts	4,553	4,390	17,543
(Gain) loss on sale of plant and equipment	(2,011)	(701)	1,596
Income from investments	(17,486)	(20,808)	(4,944)
(Gain) loss on disposal of operations and affiliates	1,899	(12,627)	34,315
Stock compensation expense	56,374	56,443	51,858
Other non-cash items, net	(5,766)	(1,810)	(1,086)
Change in assets and liabilities:
(Increase) decrease in—
Trade receivables	(302,952)	(170,579)	223,055
Inventories	(50,577)	(223,597)	576,932
Prepaid expenses and other assets	(50,238)	(38,723)	509
Increase (decrease) in—
Accounts payable	(54,977)	69,543	(19,636)
Accrued expenses and other liabilities	51,586	66,533	(246,370)
Income taxes receivable and payable	(182,416)	(148,796)	355,561
Other, net	18,549	36	2,484

Net cash provided by operating activities	1,956,008	1,488,313	2,167,552

Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(1,308,164)	(497,435)	(281,404)
Additions to plant and equipment	(353,408)	(287,759)	(255,739)
Purchases of investments	(5,641)	(16,047)	(17,586)
Proceeds from investments	36,516	26,438	20,215
Proceeds from sale of plant and equipment	17,079	18,427	26,736
Proceeds from sale of operations and affiliates	21,918	63,197	17,259
Other, net	12,569	20,787	(23,481)

Net cash used for investing activities	(1,579,131)	(672,392)	(514,000)

Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(680,280)	(636,200)	(619,681)
Issuance of common stock	153,100	114,844	101,733
Repurchases of common stock	(950,000)	(350,000)	—
Net proceeds (repayments) of debt with original maturities of three months or less	166,592	(157,286)	(1,615,998)
Proceeds from debt with original maturities of more than three months	989,596	1,437	2,153,440
Repayments of debt with original maturities of more than three months	(8,655)	(34,236)	(1,279,869)
Excess tax benefits from share-based compensation	8,199	8,787	4,051

Net cash used for financing activities	(321,448)	(1,052,654)	(1,256,324)

Effect of Exchange Rate Changes on Cash and Equivalents	(63,921)	76,934	87,951

Cash and Equivalents:
Increase (decrease) during the year	(8,492)	(159,799)	485,179
Beginning of year	1,186,367	1,346,166	860,987

End of year	$1,177,875	$1,186,367	$1,346,166

Cash Paid During the Year for Interest	$168,331	$174,974	$156,144

Cash Paid During the Year for Income Taxes, Net of Refunds	$978,257	$960,013	$355,069

Liabilities Assumed from Acquisitions	$200,028	$216,478	$57,863

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

The Notes to Financial Statements furnish additional information on items in the financial statements. The notes have been arranged in the same order as the related items appear in the statements.

Illinois Tool Works Inc. (the “Company” or “ITW”) is a multinational manufacturer of a diversified range of industrial products and equipment with operations in 58 countries. The Company primarily serves the construction, general industrial, food institutional/restaurant, automotive OEM/tiers, automotive aftermarket, and food and beverage markets.

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

International Reporting Lag — Prior to 2011, the Company’s international operations outside of North America had a fiscal reporting period that began on December 1 and ended on November 30. Effective January 1, 2011, the Company eliminated the one month lag for the reporting of its international operations outside of North America. As a result, the Company is now reporting both North American and international results on a calendar year basis. The Company determined that the elimination of the one month reporting lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements of the North American and international business units.

The Company has applied this change in accounting principle retrospectively to all prior financial statement periods presented. The impact of the elimination of the one month reporting lag for international operations outside of North America for the years ended December 31, 2010 and 2009 was as follows:

Increase (Decrease)
In Thousands Except per Share Amounts	2010	2009
Operating revenues	$(21,796)	$91,574
Income from continuing operations	(24,877)	26,023
Income from continuing operations per diluted share	(0.04)	0.05
Net income	(24,241)	25,688
Net income per diluted share	(0.04)	0.05

The cumulative effect of adopting this change in accounting principle was recorded as an after-tax increase of $7,274,000 to income reinvested in the business as of January 1, 2009.

Consolidation and Translation—The financial statements include the Company and its majority-owned subsidiaries. All significant intercompany transactions are eliminated from the financial statements.

Foreign subsidiaries’ assets and liabilities are translated to U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average rates for the period. Translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity.

Discontinued Operations – The Company periodically reviews its operations for businesses which may no longer be aligned with its long-term objectives. In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses included within the All Other segment to Graco Inc. in a $650,000,000 cash transaction. In December 2011, the Federal Trade Commission (“FTC”) filed a complaint challenging Graco’s acquisition of the finishing business. The Company intends to divest the finishing business in 2012. The finishing business has been classified as held for sale beginning in the second quarter of 2011.

In the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the All Other segment and an electronic components business in the Power Systems & Electronics segment. The electronic components business was sold in the fourth quarter of 2011. The Company expects to divest the consumer packaging business in 2012. The consumer packaging business has been classified as held for sale beginning in the second quarter of 2011.

Notes to Financial Statements—(Continued)

The Company exited a flooring business in the Decorative Surfaces segment in early 2011 and sold a security printing business in the All Other segment in the third quarter of 2010.

In 2008, the Company’s Board of Directors authorized the divestiture of the Click Commerce industrial software business which was previously reported in the All Other segment. In the second quarter of 2009, the Company completed the sale of the Click Commerce business. Additionally, in 2009, the Company sold an automotive components business which was previously reported in the Transportation segment.

The consolidated statement of income and the notes to financial statements have been restated to present the operating results of the held for sale and previously divested or exited businesses discussed above as discontinued operations for 2011, 2010 and 2009.

Results of the discontinued operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

In Thousands	2011	2010	2009
Operating revenues	$470,252	$432,705	$420,609

Income before taxes	$81,602	$84,912	$5,080
Income tax expense	(27,232)	(34,398)	(1,021)

Income from discontinued operations	$54,370	$50,514	$4,059

Income before taxes from discontinued operations included a $3,675,000 loss related to the sale of the electronics components business in 2011, a $19,559,000 gain related to the sale of the security printing business in 2010, and losses of $27,665,000 related to the sale of the Click Commerce and automotive components businesses in 2009.

There were no businesses held for sale as of December 31, 2010 and 2009. The assets and liabilities of the held for sale finishing and consumer packaging businesses discussed above were included in assets and liabilities held for sale in the statement of financial position as of December 31, 2011 as follows:

In Thousands	December 31, 2011
Trade receivables	$71,684
Inventories	55,642
Net plant and equipment	44,635
Goodwill and intangible assets	201,526
Other	12,837

Total assets held for sale	$386,324

Accounts payable	$21,672
Accrued expenses	54,723
Other	30,453

Total liabilities held for sale	$106,848

Notes to Financial Statements—(Continued)

Acquisitions—The Company accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisitions, individually and in the aggregate, did not materially affect the Company’s results of operations or financial position for any period presented. Summarized information related to acquisitions is as follows:

In Thousands except number of acquisitions	2011	2010	2009
Number of acquisitions	28	24	20
Net cash paid during the year	$1,308,164	$497,435	$281,404

The premium over tangible net assets recorded for acquisitions based on purchase price allocations during 2011, 2010 and 2009 was as follows:

	2011		2010		2009
In Thousands except for weighted-average lives (years)	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded
Goodwill		$475,634		$219,222		$95,936
Amortizable intangible assets:
Customer lists and relationships	12.2	362,387	11.8	120,845	10.7	48,152
Patents and proprietary technology	9.6	98,117	10.9	31,986	12.3	30,421
Trademarks and brands	17.3	245,295	14.9	70,667	14.0	19,732
Noncompete agreements	5.0	26,818	5.3	4,617	6.2	8,859
Other	1.8	10,307	4.9	12,572	4.4	6,846

Total amortizable intangible assets	13.1	742,924	12.1	240,687	10.9	114,010
Indefinite-lived intangible assets:
Trademarks and brands		5,481		—		12,254

Total premium recorded		$1,224,039		$459,909		$222,200

Of the total goodwill recorded for acquisitions, the Company expects goodwill of $302,146,000 in 2011, $51,304,000 in 2010 and $72,216,000 in 2009 will be tax deductible.

On January 1, 2009, the Company adopted new accounting guidance related to business combinations. The new accounting guidance requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. The new guidance also requires prospectively that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. Upon adoption of the new guidance, the Company recorded an after-tax charge to income reinvested in the business of $1,055,000 in 2009.

Operating Revenues are recognized when persuasive evidence of an arrangement exists, product has shipped and the risks and rewards of ownership have transferred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured, which is generally at the time of product shipment. Typical sales arrangements are for standard products and provide for transfer of ownership and risk of loss at the time of shipment. In limited circumstances where significant obligations to the customer are unfulfilled at the time of shipment, typically involving installation and customer acceptance, revenue recognition is deferred until such obligations have been completed. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are estimated at the time of sale based on historical experience and known trends and are recorded as a reduction in reported revenues. No single customer accounted for more than 5% of consolidated revenues in 2011, 2010 or 2009.

In October 2009, new accounting guidance was issued on multiple-deliverable revenue arrangements. The new accounting guidance amends the accounting for multiple-deliverable arrangements to enable the vendor to account for product or services separately rather than as a combined unit. The guidance establishes a hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence, (2) third-party evidence or (3) estimates. The Company adopted the new accounting guidance on January 1, 2011, and the adoption did not materially affect the Company’s financial position or results of operations.

Research and Development Expenses are recorded as expense in the year incurred. These costs were $242,979,000 in 2011, $213,339,000 in 2010 and $191,859,000 in 2009.

Notes to Financial Statements—(Continued)

Rental Expense was $178,439,000 in 2011, $165,171,000 in 2010 and $170,561,000 in 2009. Future minimum lease payments under non-cancellable leases for the years ending December 31 are as follows:

In Thousands
2012	$156,760
2013	123,549
2014	92,642
2015	65,566
2016	50,948
2017 and future years	87,348

$576,813

Advertising Expenses are recorded as expense in the year incurred. These costs were $87,965,000 in 2011, $72,016,000 in 2010 and $63,290,000 in 2009.

Other Income (Expense) consisted of the following:

In Thousands	2011	2010	2009
Interest income	$40,276	$24,065	$16,649
Investment income	17,486	20,808	4,944
Losses on foreign currency transactions	(4,272)	(16,664)	(21,284)
Other, net	349	(18,225)	(4,763)

	$53,839	$9,984	$(4,454)

Income Taxes—The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. The components of the provision for income taxes were as shown below:

In Thousands	2011	2010	2009
U.S. Federal income taxes:
Current	$514,798	$396,880	$226,615
Deferred	(33,733)	(45,630)	(21,213)
Benefit of net operating loss and foreign tax credits carryforwards	—	—	(85,898)

	481,065	351,250	119,504
Foreign income taxes:
Current	147,425	266,384	334,227
Deferred	(82,069)	(19,615)	(189,995)
Benefit of net operating loss carryforwards	(4,237)	(3,134)	(30,820)

	61,119	243,635	113,412
State income taxes:
Current	65,122	51,530	38,836
Deferred	(31,357)	(2,837)	(22,527)
Benefit of net operating loss carryforwards	(249)	(7,178)	(3,943)

	33,516	41,515	12,366

	$575,700	$636,400	$245,282

Notes to Financial Statements—(Continued)

Income from continuing operations before income taxes for domestic and foreign operations was as follows:

In Thousands	2011	2010	2009
Domestic	$1,452,268	$1,216,749	$473,341
Foreign	1,140,446	872,089	740,579

	$2,592,714	$2,088,838	$1,213,920

The reconciliation between the U.S. Federal statutory tax rate and the effective tax rate was as follows:

	2011	2010	2009
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. Federal tax benefit	1.1	1.2	0.8
Nondeductible goodwill impairment	—	—	2.5
Differences between U.S. Federal statutory and foreign tax rates	(2.7)	(2.0)	(3.3)
Nontaxable foreign interest income	(3.6)	(3.4)	(4.6)
Foreign tax credit related to a global legal structure reorganization	—	—	(7.0)
German tax audit settlement	—	—	(4.7)
Australian court decision	(6.4)	—	—
Tax effect of foreign dividends	0.4	0.5	1.3
Tax relief for U.S. manufacturers	(1.3)	(1.3)	(0.7)
Other, net	(0.3)	0.5	0.9

Effective tax rate	22.2%	30.5%	20.2%

Deferred U.S. Federal income taxes and foreign withholding taxes have not been provided on the remaining undistributed earnings of certain international subsidiaries of approximately $6,300,000,000 and $5,700,000,000 as of December 31, 2011 and 2010, respectively, as these earnings are considered permanently invested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

The components of deferred income tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011		2010
In Thousands	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$355,412	$(786,815)	$386,662	$(758,136)
Inventory reserves, capitalized tax cost and LIFO inventory	75,974	(12,999)	65,592	(11,961)
Investments	36,017	(56,626)	33,849	(57,196)
Plant and equipment	27,665	(106,839)	37,017	(90,505)
Accrued expenses and reserves	78,961	—	77,169	—
Employee benefit accruals	350,829	—	335,668	—
Foreign tax credit carryforwards	11,806	—	94,100	—
Net operating loss carryforwards	622,607	—	528,915	—
Capital loss carryforwards	34,499	—	34,564	—
Allowances for uncollectible accounts	19,864	—	17,813	—
Pension liabilities	113,423	—	116,268	—
Deferred intercompany deductions	460,423	—	240,233	—
Other	123,554	(21,206)	115,794	(32,059)

Gross deferred income tax assets (liabilities)	2,311,034	(984,485)	2,083,644	(949,857)
Valuation allowances	(448,587)	—	(411,565)	—

Total deferred income tax assets (liabilities)	$1,862,447	$(984,485)	$1,672,079	$(949,857)

Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The valuation allowances recorded at December 31, 2011 and 2010 relate primarily to certain net operating loss carryforwards and capital loss carryforwards.

Notes to Financial Statements—(Continued)

At December 31, 2011, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

In Thousands	Gross Net Operating Loss Carryforwards
2012	$8,610
2013	8,116
2014	5,932
2015	6,945
2016	8,247
2017	10,813
2018	32,390
2019	76,834
2020	83,794
2021	18,728
2022	14,639
2023	12,518
2024	12,324
2025	11,065
2026	1,622
2027	4,928
2028	3,493
2029	4,490
2030	5,476
Do not expire	1,704,783

$2,035,747

The Company has foreign tax credit carryovers of $871,000 as of December 31, 2011 and $94,100,000 as of December 31, 2010 that are available for use by the Company between 2012 and 2020.

The changes in the amount of unrecognized tax benefits during 2011, 2010 and 2009 were as follows:

In Thousands	2011	2010	2009
Beginning balance	$717,711	$724,777	$799,647
Additions based on tax positions related to the current year	43,042	57,491	122,714
Additions for tax positions of prior years	74,178	56,034	122,241
Reductions for tax positions of prior years	(16,305)	(96,161)	(17,973)
Settlements	(376,598)	—	(383,058)
Foreign currency translation	(4,850)	(24,430)	81,206

Ending balance	$437,178	$717,711	$724,777

Included in the balance at December 31, 2011 are approximately $437,000,000 of tax positions that, if recognized, would impact the Company’s effective tax rate.

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

Notes to Financial Statements—(Continued)

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

The Company files numerous consolidated and separate tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2004-2011
United Kingdom	2000-2011
Germany	2006-2011
France	2004-2011
Australia	2002-2011

The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties, as of December 31, 2011 and 2010 was $1,775,000 and $40,000,000, respectively.

Income Per Share from Continuing Operations is computed by dividing income from continuing operations by the weighted-average number of shares outstanding for the period. Income from continuing operations per diluted share is computed by dividing income from continuing operations by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of income per share from continuing operations was as follows:

In Thousands except per share amounts	2011	2010	2009
Income from continuing operations	$2,017,014	$1,452,438	$968,638

Income per share from continuing operations—Basic:
Weighted-average common shares	491,439	500,772	500,177

Income per share from continuing operations—Basic	$4.10	$2.90	$1.94

Income per share from continuing operations—Diluted:
Weighted-average common shares	491,439	500,772	500,177
Effect of dilutive stock options and restricted stock units	3,207	2,578	1,744

Weighted-average common shares assuming dilution	494,646	503,350	501,921

Income per share from continuing operations—Diluted	$4.08	$2.89	$1.93

Options that were considered antidilutive were not included in the computation of diluted income per share from continuing operations. The antidilutive options outstanding as of December 31, 2011, 2010 and 2009 were 5,005,664, 10,434,146 and 14,581,559, respectively.

Cash and Equivalents included interest-bearing instruments of $551,342,000 at December 31, 2011 and $694,272,000 at December 31, 2010. Interest-bearing instruments have maturities of 90 days or less and are stated at cost, which approximates fair value.

Notes to Financial Statements—(Continued)

Trade Receivables were net of allowances for uncollectible accounts. The changes in the allowances for uncollectible accounts during 2011, 2010 and 2009 were as follows:

In Thousands	2011	2010	2009
Beginning balance	$(70,235)	$(76,459)	$(78,320)
Provision charged to expense	(4,553)	(4,390)	(17,543)
Write-offs, net of recoveries	10,159	12,513	24,799
Acquisitions and divestitures	(3,657)	(2,866)	(2,327)
Foreign currency translation	1,641	957	(3,209)
Transfer to assets held for sale	1,393	—	—
Other	27	10	141

Ending balance	$(65,225)	$(70,235)	$(76,459)

Inventories at December 31, 2011 and 2010 were as follows:

In Thousands	2011	2010
Raw material	$596,129	$553,089
Work-in-process	155,896	165,292
Finished goods	963,834	916,475

	$1,715,859	$1,634,856

Inventories are stated at the lower of cost or market and include material, labor and factory overhead. The last-in, first-out (“LIFO”) method is used to determine the cost of the inventories of approximately 44% of the U.S. inventories. Inventories priced at LIFO were approximately 22% and 21% of total inventories as of December 31, 2011 and 2010, respectively. The first-in, first-out (“FIFO”) method, which approximates current cost, is used for all other inventories. If the FIFO method was used for all inventories, total inventories would have been approximately $127,725,000 and $122,888,000 higher than reported at December 31, 2011 and 2010, respectively.

Prepaid Expenses and Other Current Assets as of December 31, 2011 and 2010 were as follows:

In Thousands	2011	2010
Income tax refunds receivable	$111,663	$10,937
Value-added-tax receivables	65,196	59,954
Vendor advances	39,875	35,618
Insurance	24,082	21,111
Other	143,675	138,567

	$384,491	$266,187

Plant and Equipment are stated at cost less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation was $334,331,000 in 2011, $327,520,000 in 2010 and $367,196,000 in 2009, and was reflected primarily in cost of revenues. Depreciation included in income from discontinued operations was $2,164,000 in 2011, $7,266,000 in 2010 and $9,030,000 in 2009. Depreciation of plant and equipment for financial reporting purposes is computed on an accelerated basis for U.S. businesses and on a straight-line basis for a majority of the international businesses.

The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years
Equipment leased to others	Term of lease

Notes to Financial Statements—(Continued)

Investments as of December 31, 2011 and 2010 consisted of the following:

In Thousands	2011	2010
Leases of equipment	$275,377	$281,067
Venture capital limited partnership	42,321	50,112
Properties held for sale	41,846	45,125
Property developments	26,081	25,454
Affordable housing limited partnerships	23,281	39,002

	$408,906	$440,760

Leases of Equipment

The components of the investment in leases of equipment at December 31, 2011 and 2010 were as shown below:

In Thousands	2011	2010
Leveraged and direct financing leases:
Gross lease contracts receivable, net of nonrecourse debt service	$130,284	$145,687
Estimated residual value of leased assets	247,512	247,512
Unearned income	(109,834)	(120,863)

	267,962	272,336
Equipment under operating leases	7,415	8,731

	$275,377	$281,067

Deferred tax liabilities related to leases of equipment were $54,262,000 and $56,170,000 at December 31, 2011 and 2010, respectively.

The investment in leases of equipment at December 31, 2011 and 2010 consisted of the following types of equipment:

In Thousands	2011	2010
Telecommunications	$170,834	$178,946
Air traffic control	70,210	66,433
Aircraft	34,074	35,391
Manufacturing	259	297

	$275,377	$281,067

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

Income from leveraged leases was $13,372,000, $10,513,000, and $7,618,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Unearned income related to leveraged leases is recognized as lease income over the life of the lease based on the effective yield of the lease. The Company adjusts recognition of lease income on its leveraged leases when there is a change in the assumptions affecting total income or the timing of cash flows associated with the lease. The residual values of leased assets are estimated at the inception of the lease based on market appraisals and reviewed for impairment at least annually.

Notes to Financial Statements—(Continued)

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

Goodwill and Intangible Assets —Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. The Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the estimated fair value of the related reporting unit or intangible asset.

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

When performing its annual goodwill impairment assessment, the Company evaluates the goodwill assigned to each of its 52 reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a detailed cash flow forecast prepared by the relevant reporting unit, market multiples and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill.

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

Amortization and impairment of goodwill and other intangible assets for the years ended December 31, 2011, 2010 and 2009 were as follows:

In Thousands	2011	2010	2009
Goodwill:
Impairment	$—	$—	$90,000
Intangible Assets:
Amortization	255,338	207,427	197,469
Impairment	—	1,006	15,568

	$255,338	$208,433	$303,037

Income from discontinued operations included intangible asset amortization of $2,176,000 in 2011, $5,567,000 in 2010 and $5,578,000 in 2009.

In 2011, the Company performed its annual goodwill and indefinite-lived intangible asset impairment assessment which resulted in no goodwill or intangible asset impairment charges.

In 2010, the Company performed its annual goodwill and indefinite-lived intangible asset impairment assessment which resulted in $1,006,000 of intangible asset impairment charges.

Notes to Financial Statements—(Continued)

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

In the first quarter of 2009, the Company performed its annual goodwill impairment assessment which resulted in impairment charges of $60,000,000 related to the pressure sensitive adhesives reporting unit and $18,000,000 related to the PC board fabrication reporting unit, which are both included in the Power Systems & Electronics segment.

Also in 2009, intangible asset impairments of $15,568,000 were recorded related to certain trademarks, brands and patents. Approximately $5,800,000 of this total charge related to the PC board fabrication reporting unit and the remainder to various trademarks, brands and patents of other reporting units.

The impairments during 2009 were primarily related to new reporting units which were acquired over the preceding few years prior to the economic downturn in late 2008 and 2009. These charges were driven primarily by lower forecasts compared to the expected forecasts at the time the reporting units were acquired.

A summary of goodwill and intangible assets that were adjusted to fair value and the related impairment charges included in earnings for 2009 is as follows:

In Thousands	Book Value	Fair Value	Total Impairment Charges
Goodwill	$449,000	$359,000	$90,000
Intangible assets	98,544	82,976	15,568

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010 were as follows:

In Thousands	Transpor- tation	Power Systems & Electronics	Industrial Packaging	Food Equipment	Construction Products	Polymers & Fluids	Decorative Surfaces	All Other	Total
Balance, Dec 31, 2009	$538,271	$420,829	$765,179	$209,025	$558,504	$739,101	$13,405	$1,532,799	$4,777,113
2010 activity:
Acquisitions & divestitures	50,800	4,554	1,242	2,676	10,817	84,097	—	37,122	191,308
Impairment charges	—	—	—	—	—	—	—	—	—
Foreign currency translation	(4,456)	3,808	2,133	(7,408)	16,584	(1,020)	(179)	(6,065)	3,397
Intersegment goodwill transfers	(17,945)	(292)	936	—	(962)	22,252	—	(3,989)	—

Balance, Dec 31, 2010	$566,670	$428,899	$769,490	$204,293	$584,943	$844,430	$13,226	$1,559,867	$4,971,818
2011 activity:
Acquisitions & divestitures	118,286	242,257	25,166	(1,175)	5,515	49,843	—	24,206	464,098
Impairment charges	—	—	—	—	—	—	—	—	—
Foreign currency translation	(9,514)	(2,233)	(11,252)	(4,579)	(216)	(17,265)	(285)	(2,504)	(47,848)
Transfer of assets held for sale	—	(7,336)	—	—	—	—	—	(183,131)	(190,467)
Intersegment goodwill transfers	1,464	341,857	—	—	—	(156,441)	—	(186,880)	—

Balance, Dec 31, 2011	$676,906	$1,003,444	$783,404	$198,539	$590,242	$720,567	$12,941	$1,211,558	$5,197,601

Accumulated goodwill impairment charges, Dec 31, 2011	$36,276	$87,696	$114,079	$59,797	$6,574	$14,821	$—	$46,484	$365,727

Notes to Financial Statements—(Continued)

Intangible assets as of December 31, 2011 and 2010 were as follows:

	2011			2010
In Thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,608,027	$(522,155)	$1,085,872	$1,252,748	$(412,482)	$840,266
Patents and proprietary technology	561,205	(235,618)	325,587	467,226	(210,359)	256,867
Trademarks and brands	699,586	(157,373)	542,213	467,838	(119,010)	348,828
Software	201,009	(172,058)	28,951	199,560	(154,188)	45,372
Noncompete agreements	181,379	(148,088)	33,291	158,363	(135,754)	22,609
Other	116,994	(102,274)	14,720	110,105	(92,984)	17,121

Total amortizable intangible assets	3,368,200	(1,337,566)	2,030,634	2,655,840	(1,124,777)	1,531,063
Indefinite-lived intangible assets:
Trademarks and brands	202,744	—	202,744	199,953	—	199,953

Total intangible assets	$3,570,944	$(1,337,566)	$2,233,378	$2,855,793	$(1,124,777)	$1,731,016

Amortizable intangible assets are being amortized primarily on a straight-line basis over their estimated useful lives of 3 to 20 years.

The estimated amortization expense of intangible assets for the future years ending December 31 is as follows:

In Thousands
2012	$258,868
2013	237,114
2014	222,619
2015	211,273
2016	200,043

Other Assets as of December 31, 2011 and 2010 consisted of the following:

In Thousands	2011	2010
Cash surrender value of life insurance policies	$370,564	$362,401
Customer tooling	81,415	76,765
Prepaid pension assets	40,687	16,023
Noncurrent receivables	29,807	38,740
Other	112,582	122,818

	$635,055	$616,747

Notes to Financial Statements—(Continued)

Pension and Other Postretirement Benefits – The Company has both funded and unfunded defined benefit pension and other postretirement benefit plans, predominately in the U.S. covering a majority of U.S. employees.

The U.S. primary pension plan provides benefits based on years of service and final average salary. The U.S. primary postretirement healthcare plan is contributory with the participants’ contributions adjusted annually. The U.S. primary postretirement life insurance plan is noncontributory.

Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company’s expense related to defined contribution plans was $77,700,000 in 2011, $69,300,000 in 2010 and $66,000,000 in 2009.

In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Switzerland, Germany and Canada.

Summarized information regarding the Company’s significant defined benefit pension and other postretirement benefit plans related to both continuing and discontinued operations is as follows:

	Pension			Other Postretirement Benefits
In Thousands	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$94,100	$94,104	$97,950	$13,430	$13,941	$12,567
Interest cost	116,331	110,484	120,109	29,532	29,995	30,506
Expected return on plan assets	(157,848)	(149,822)	(154,254)	(20,564)	(18,183)	(13,612)
Amortization of actuarial loss	39,359	26,092	8,436	415	40	40
Amortization of prior service cost (income)	777	736	(1,585)	6,448	6,445	6,423
Amortization of transition amount	16	47	164	—	—	—
Settlement/curtailment loss (income)	—	515	(11,947)	—	—	—

	$92,735	$82,156	$58,873	$29,261	$32,238	$35,924

Net periodic benefit cost was included in the statement of income as follows:

	Pension			Other Postretirement Benefits
In Thousands	2011	2010	2009	2011	2010	2009
Income from continuing operations	$89,277	$79,980	$56,466	$28,916	$31,860	$35,560
Income from discontinued operations	3,458	2,176	2,407	345	378	364

	$92,735	$82,156	$58,873	$29,261	$32,238	$35,924

Notes to Financial Statements—(Continued)

	Pension		Other Postretirement Benefits
In Thousands	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at January 1	$2,300,740	$2,176,568	$559,423	$533,834
Service cost	94,100	94,104	13,430	13,941
Interest cost	116,331	110,484	29,532	29,995
Plan participants’ contributions	8,100	4,642	15,273	15,241
Actuarial loss	78,634	31,830	251	10,824
Acquisitions	15,882	30,845	—	—
Benefits paid	(142,409)	(137,753)	(47,946)	(48,465)
Medicare subsidy received	—	—	3,136	4,053
Liabilities from (to) other immaterial plans	2,409	6,817	(4,074)	—
Settlement/curtailment loss	—	515	—	—
Foreign currency translation	(9,169)	(17,312)	—	—

Benefit obligation at December 31	$2,464,618	$2,300,740	$569,025	$559,423

Change in plan assets:
Fair value of plan assets at January 1	$1,940,552	$1,750,904	$293,776	$259,753
Actual return on plan assets	108,495	187,688	3,357	34,023
Company contributions	130,535	73,720	32,673	33,224
Plan participants’ contributions	8,100	4,642	15,273	15,241
Acquisitions	15,344	26,115	—	—
Benefits paid	(142,409)	(137,753)	(47,946)	(48,465)
Assets from other immaterial plans	—	44,860	—	—
Foreign currency translation	(6,706)	(9,624)	—	—

Fair value of plan assets at December 31	$2,053,911	$1,940,552	$297,133	$293,776

Funded status	$(410,707)	$(360,188)	$(271,892)	$(265,647)
Other immaterial plans	(63,655)	(62,664)	(7,458)	(3,105)

Net liability at December 31	$(474,362)	$(422,852)	$(279,350)	$(268,752)

The amounts recognized in the statement of financial position as of December 31 consist of:
Assets held for sale	$75	$—	$—	$—
Other assets	40,687	16,023	—	—
Accrued expenses	(21,459)	(15,378)	(7,767)	(9,025)
Liabilities held for sale	(12,757)	—	—	—
Other noncurrent liabilities	(480,908)	(423,497)	(271,583)	(259,727)

Net liability at end of year	$(474,362)	$(422,852)	$(279,350)	$(268,752)

The pre-tax amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$848,368	$758,901	$15,406	$(1,840)
Prior service cost	3,981	4,758	4,844	11,292
Net transition obligation	52	68	—	—

	$852,401	$763,727	$20,250	$9,452

Accumulated benefit obligation	$2,193,199	$2,084,663

Plans with accumulated benefit obligation in excess of plan assets as of December 31:
Projected benefit obligation	$1,837,761	$1,722,577

Accumulated benefit obligation	$1,665,360	$1,582,158

Fair value of plan assets	$1,413,557	$1,379,466

Notes to Financial Statements—(Continued)

Assumptions

The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.64%	5.05%	5.57%	4.95%	5.45%	5.80%
Rate of compensation increases	3.86	3.94	4.18	—	—	—
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.05%	5.57%	6.59%	5.45%	5.80%	6.50%
Expected return on plan assets	7.39	7.63	8.28	7.00	7.00	7.00
Rate of compensation increases	3.94	4.18	4.19	—	—	—

The expected long-term rates of return for pension and other postretirement benefit plans were developed using historical asset class returns while factoring in current market conditions such as inflation, interest rates and asset class performance.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation at December 31 were as follows:

	2011	2010	2009
Health care cost trend rate assumed for the next year	8.50%	8.71%	8.21%
Ultimate trend rate	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2019	2020	2020

A one-percentage-point change in assumed health care cost trend rates would have the following impact:

In Thousands	1-Percentage-Point Increase	1-Percentage-Point Decrease
Change in service cost and interest cost for 2011	$964	$(1,406)
Change in postretirement benefit obligation at December 31, 2011	$14,556	$(17,480)

Plan Assets

The Company’s overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risk at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes, securities and investment managers. The target allocations for plan assets are 50% to 65% equity securities, 30% to 45% debt securities, 0% to 2% real estate and 0% to 10% in other types of investments. The Company does not use derivatives for the purpose of speculation, leverage, circumventing investment guidelines or taking risks that are inconsistent with specified guidelines.

The assets in the Company’s postretirement health care plan are primarily invested in life insurance policies. The Company’s overall investment strategy for the assets in the postretirement health care fund is to invest in assets that provide a reasonable tax exempt rate of return while preserving capital.

The following tables present the fair value of the Company’s pension and other postretirement benefit plan assets at December 31, 2011 and 2010, by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

Notes to Financial Statements—(Continued)

	2011
In Thousands	Level 1	Level 2	Level 3	Total
Pension Plan Assets:
Cash and equivalents	$16,466	$—	$—	$16,466
Equity securities:
Domestic	56,202	—	—	56,202
Foreign	68,290	—	—	68,290
Fixed income securities:
Government securities	—	217,840	—	217,840
Corporate debt securities	—	240,032	4,020	244,052
Mortgage-backed securities	—	16,418	—	16,418
Investment contracts with insurance companies	—	—	69,285	69,285
Commingled funds:
Mutual funds	344,891	—	—	344,891
Collective trust funds	—	931,735	—	931,735
Partnerships/private equity interests	—	—	86,869	86,869
Other	—	916	947	1,863

	$485,849	$1,406,941	$161,121	$2,053,911

Other Postretirement Benefit Plan Assets:
Cash and equivalents	$33,675	$—	$—	$33,675
Life insurance policies	—	—	263,458	263,458

	$33,675	$—	$263,458	$297,133

	2010
In Thousands	Level 1	Level 2	Level 3	Total
Pension Plan Assets:
Cash and equivalents	$49,444	$—	$—	$49,444
Equity securities:
Domestic	125,884	—	—	125,884
Foreign	161,850	—	—	161,850
Fixed income securities:
Government securities	—	193,940	1,025	194,965
Corporate debt securities	—	219,546	2,667	222,213
Mortgage-backed securities	—	9,621	—	9,621
Investment contracts with insurance companies	—	119,976	—	119,976
Commingled funds:
Mutual funds	300,716	—	—	300,716
Collective trust funds	—	678,082	—	678,082
Partnerships/private equity interests	—	—	77,587	77,587
Other	—	204	10	214

	$637,894	$1,221,369	$81,289	$1,940,552

Other Postretirement Benefit Plan Assets:
Cash and equivalents	$28,065	$—	$—	$28,065
Life insurance policies	—	—	265,711	265,711

	$28,065	$—	$265,711	$293,776

Notes to Financial Statements—(Continued)

Cash and equivalents include cash on hand and investments with maturities of 90 days or less and are valued at cost, which approximates fair value. Equity securities primarily include common and preferred equity securities covering a wide range of industries and geographies which are traded in active markets and are valued based on quoted prices. Fixed income securities primarily consist of U.S. and foreign government bills, notes and bonds, corporate debt securities, asset-backed securities and investment contracts. The majority of the assets in this category are valued by evaluating bid prices provided by independent financial data services. For securities where market data is not readily available, unobservable market data is used to value the security. Commingled funds include investments in public and private pooled funds. Mutual funds are traded in active markets and are valued based on quoted prices. The underlying investments include small-cap equity, international equity and long- and short-term fixed income instruments. Collective trust funds are private funds that are valued at the net asset value which is determined based on the fair value of the underlying investments. The underlying investments include both passively and actively managed U.S. and foreign large- and mid-cap equity funds and short-term investment funds. Partnerships/private equity interests are investments in partnerships where the benefit plan is a limited partner. The investments are valued by the investment managers on a periodic basis using pricing models that use market, income and cost valuation methods. Life insurance policies are used to fund other postretirement benefits in order to obtain favorable tax treatment and are valued based on the cash surrender value of the underlying policies.

The following table presents a reconciliation of Level 3 assets measured at fair value for pension and other postretirement benefit plans during the years ended December 31, 2011 and 2010:

In Thousands	Government Securities	Corporate Debt Securities	Mortgage- backed Securities	Investment Contracts with Insurance Companies	Partnerships/ Private Equity Interests	Life Insurance Policies	Other	Total
Balance Dec 31, 2009	$1,285	$2,092	$3,372	$—	$68,847	$233,042	$2,226	$310,864
2010 Activity:
Realized gains (losses)	100	(452)	(947)	—	3,547	—	(17)	2,231
Unrealized gains (losses)	(49)	624	844	—	(538)	32,669	319	33,869
Purchases and sales	(311)	(1,137)	(3,269)	—	5,731	—	(2,518)	(1,504)
Transfers	—	1,540	—	—	—	—	—	1,540

Balance Dec 31, 2010	1,025	2,667	—	—	77,587	265,711	10	347,000
2011 Activity:
Realized gains	—	—	—	—	4,088	—	4	4,092
Unrealized gains (losses)	—	118	—	5,794	4,398	(2,253)	(221)	7,836
Purchases and sales	—	2,000	—	2,192	796	—	909	5,897
Transfers	(1,025)	(765)	—	61,299	—	—	245	59,754

Balance Dec 31, 2011	$—	$4,020	$—	$69,285	$86,869	$263,458	$947	$424,579

Cash Flows

The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $165,000,000 to its pension plans and $39,000,000 to its other postretirement benefit plans in 2012.

The Company’s portion of the benefit payments that are expected to be paid during the years ending December 31 is as follows:

		Other
		Postretirement
In Thousands	Pension	Benefits
2012	$181,603	$38,849
2013	169,423	39,278
2014	174,453	39,866
2015	181,405	40,558
2016	187,856	41,338
Years 2017-2021	1,010,684	218,668

Notes to Financial Statements—(Continued)

Short-Term Debt as of December 31, 2011 and 2010 consisted of the following:

In Thousands	2011	2010
Bank overdrafts	$37,706	$57,463
Commercial paper	192,495	—
Current maturities of long-term debt	262,343	252,216
Other borrowings	9,519	16,557

	$502,063	$326,236

The Company has committed credit facilities that support the issuance of commercial paper. See the Long-Term Debt note for further discussion.

The weighted-average interest rate on commercial paper was 0.1% at December 31, 2011. Commercial paper is stated at cost, which approximates fair value.

The weighted-average interest rate on other borrowings was 11.2% at December 31, 2011 and 6.9% at December 31, 2010.

As of December 31, 2011, the Company had unused capacity of approximately $329,000,000 under international debt facilities.

Accrued Expenses as of December 31, 2011 and 2010 consisted of accruals for:

In Thousands	2011	2010
Compensation and employee benefits	$550,955	$558,340
Deferred revenue and customer deposits	245,465	264,472
Rebates	162,019	137,554
Warranties	55,203	63,665
Current portion of pension and other postretirement benefit obligations	29,226	24,403
Other	392,735	342,962

	$1,435,603	$1,391,396

The Company accrues for product warranties based on historical experience. The changes in accrued warranties during 2011, 2010 and 2009 were as follows:

In Thousands	2011	2010	2009
Beginning balance	$63,665	$62,366	$67,490
Charges	(47,256)	(42,907)	(44,289)
Provision charged to expense	37,489	44,652	35,691
Acquisitions and divestitures	3,262	690	1,929
Foreign currency translation	(239)	(1,136)	1,545
Transfer to liabilities held for sale	(1,718)	—	—

Ending balance	$55,203	$63,665	$62,366

Notes to Financial Statements—(Continued)

Long-Term Debt at December 31, 2011 and 2010 consisted of the following:

In Thousands	2011	2010
6.55% preferred debt securities due December 31, 2011	$250,000	$249,949
5.15% notes due April 1, 2014	799,693	799,567
5.25% Euro notes due October 1, 2014	971,465	1,002,016
6.25% notes due April 1, 2019	699,912	699,903
4.88% notes due thru December 31, 2020	21,954	21,954
3.375% notes due September 15, 2021	348,476	—
4.875% notes due September 15, 2041	640,551	—
Other borrowings	18,490	20,914

	3,750,541	2,794,303
Current maturities	(262,343)	(252,216)

	$3,488,198	$2,542,087

In 2002, a subsidiary of the Company issued $250,000,000 of 6.55% preferred debt securities at 99.849% of face value. The effective interest rate of the preferred debt securities is 6.7%. These preferred debt securities were due and fully paid on the first business day in 2012.

In 2005, the Company issued $53,735,000 of 4.88% notes at 100% of face value.

In 2007, the Company, through a wholly-owned European subsidiary, issued €750,000,000 of 5.25% Euro notes due October 1, 2014 at 99.874% of face value. The effective interest rate of the notes is 5.3%.

In 2009, the Company issued $800,000,000 of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700,000,000 of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value. The effective interest rates of the notes are 5.2% and 6.3%, respectively.

In 2011, the Company issued $350,000,000 of 3.375% notes due September 15, 2021 at 99.552% of face value and $650,000,000 of 4.875% notes due September 15, 2041 at 98.539% of face value. The effective interest rates of the notes are 3.4% and 4.9%, respectively. These notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured indebtedness of the Company.

Other debt outstanding at December 31, 2011, bears interest at rates ranging from 0.3% to 15.6%, with maturities through the year 2029.

Based on market rates for comparable instruments, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, as of December 31, 2011 and 2010 were as follows:

	2011		2010
In Thousands	Fair Value	Carrying Value	Fair Value	Carrying Value
6.55% preferred debt securities due December 31, 2011	$250,000	$250,000	$263,750	$249,949
5.15% notes due April 1, 2014	876,800	799,693	882,480	799,567
5.25% Euro notes due October 1, 2014	1,064,218	971,465	1,098,412	1,002,016
6.25% notes due April 1, 2019	871,668	699,912	816,200	699,903
4.88% notes due thru December 31, 2020	24,362	21,954	23,471	21,954
3.375% notes due September 15, 2021	367,574	348,476	—	—
4.875% notes due September 15, 2041	760,533	640,551	—	—
Other borrowings	18,490	18,490	20,914	20,914

	$4,233,645	$3,750,541	$3,105,227	$2,794,303

In 2007, the Company entered into a $500,000,000 revolving credit facility with a termination date of June 15, 2012. In 2010, the Company entered into a $1,000,000,000 line of credit agreement with a termination date of June 11, 2013 and a $1,000,000,000 line of credit agreement with a termination date of June 10, 2011, which was replaced in June of 2011 by a $1,000,000,000 line of credit with a termination date of June 10, 2016. The revolving credit facility along with the lines of credit support the issuance of commercial paper. No amounts were outstanding under any of these facilities at December 31, 2011.

Notes to Financial Statements—(Continued)

The Company’s debt agreements’ financial covenants limit total debt, including guarantees, to 50% of total capitalization. The Company’s total debt, including guarantees, was 30.2% of total capitalization as defined in our debt agreements as of December 31, 2011, which was in compliance with these covenants.

Scheduled maturities of long-term debt for the future years ending December 31 are as follows:

In Thousands
2013	$10,077
2014	1,776,211
2015	2,861
2016	675
2017 and future years	1,698,374

$3,488,198

At December 31, 2011, the Company had open stand-by letters of credit of approximately $213,000,000, substantially all of which expire in 2012 and 2013.

Other Noncurrent Liabilities at December 31, 2011 and 2010 consisted of the following:

In Thousands	2011	2010
Pension benefit obligation	$480,908	$423,497
Postretirement benefit obligation	271,583	259,727
Other	615,080	397,559

	$1,367,571	$1,080,783

Commitments and Contingencies —The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, product liability (including toxic tort) and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company’s estimates of the outcomes of these matters and its experience in contesting, litigating and settling other similar matters. The Company believes resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, liquidity or future operations.

Among the toxic tort cases in which the Company is a defendant, the Company as well as its subsidiaries Hobart Brothers Company and Miller Electric Mfg. Co., have been named, along with numerous other defendants, in lawsuits alleging injury from exposure to welding consumables. The plaintiffs in these suits claim unspecified damages for injuries resulting from the plaintiffs’ alleged exposure to asbestos, manganese and/or toxic fumes in connection with the welding process. Based upon the Company’s experience in defending these claims, the Company believes that the resolution of these proceedings will not have a material adverse effect on the Company’s operating results, financial position or cash flows. The Company has not recorded any significant reserves related to these cases.

Preferred Stock, without par value, of which 300,000 shares are authorized, is issuable in series. The Board of Directors is authorized to fix by resolution the designation and characteristics of each series of preferred stock. The Company has no present commitment to issue its preferred stock.

Notes to Financial Statements—(Continued)

Common Stock, with a par value of $.01, Additional Paid-In-Capital and Common Stock Held in Treasury transactions during 2011, 2010 and 2009 are shown below.

	Common Stock		Additional Paid-In- Capital	Common Stock Held in Treasury
In Thousands except shares	Shares	Amount	Amount	Shares	Amount
Balance, December 31, 2008	531,789,730	$5,318	$105,497	(32,674,759)	$(1,390,594)
During 2009—
Shares issued for stock options	3,204,212	32	101,581	—	—
Shares issued for stock compensation and vesting of restricted stock	17,018	—	120	—	—
Stock compensation expense	—	—	51,858	—	—
Noncontrolling interest	—	—	(2,591)	—	—
Tax benefits related to stock options	—	—	11,416	—	—
Tax benefits related to defined contribution plans	—	—	3,104	—	—

Balance, December 31, 2009	535,010,960	5,350	270,985	(32,674,759)	(1,390,594)
During 2010—
Shares issued for stock options	3,445,891	34	113,592	—	—
Shares issued for stock compensation and vesting of restricted stock	48,931	1	1,217	(1,998)	(88)
Stock compensation expense	—	—	56,443	—	—
Noncontrolling interest	—	—	(287)	—	—
Tax benefits related to stock options	—	—	15,619	—	—
Tax benefits related to defined contribution plans	—	—	3,237	—	—
Repurchases of common stock	—	—	—	(8,084,724)	(350,000)

Balance, December 31, 2010	538,505,782	5,385	460,806	(40,761,481)	(1,740,682)
During 2011—
Shares issued for stock options	3,932,861	39	151,431	—	—
Shares issued for stock compensation and vesting of restricted stock	61,792	1	1,629	(24,796)	(1,514)
Stock compensation expense	—	—	56,374	—	—
Tax benefits related to stock options	—	—	12,594	—	—
Tax benefits related to defined contribution plans	—	—	3,321	—	—
Repurchases of common stock	—	—	—	(18,106,109)	(950,000)

Balance, December 31, 2011	542,500,435	$5,425	$686,155	(58,892,386)	$(2,692,196)

Authorized, December 31, 2011	700,000,000

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $3,000,000,000 of the Company’s common stock over an open-ended period of time (the “2007 Program”). Under the 2007 Program, the Company made repurchases of 8,084,724 shares of its common stock at an average price of $43.29 per share during 2010 and 16,278,856 shares of its common stock at an average price of $53.51 per share during 2011. As of December 31, 2011, there were no authorized repurchases remaining under the 2007 Program.

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $4,000,000,000 of the Company’s common stock over an open-ended period of time (the “2011 Program”). Through December 31, 2011, the Company made repurchases of 1,827,253 shares of its common stock at an average price of $43.20. As of December 31, 2011, there was approximately $3,900,000,000 of authorized repurchases remaining under the 2011 Program.

Cash Dividends declared were $1.40 per share in 2011, $1.30 per share in 2010 and $1.24 per share in 2009. Cash dividends paid were $1.38 per share in 2011, $1.27 per share in 2010 and $1.24 per share in 2009.

Notes to Financial Statements—(Continued)

Accumulated Other Comprehensive Income – Comprehensive income is defined as the changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. The changes in accumulated other comprehensive income during 2011, 2010 and 2009 were as follows:

In Thousands	2011	2010	2009
Beginning balance	$427,155	$248,959	$10,118
Foreign currency translation adjustments	(140,521)	153,230	301,112
Pension and other postretirement benefits actuarial gains (losses) net of tax of $53,568 in 2011, $(2,978) in 2010 and $23,213 in 2009	(93,156)	3,543	(71,197)
Amortization of unrecognized pension and other postretirement benefits costs, net of tax of $(16,506) in 2011, $(11,956) in 2010 and $(5,089) in 2009	30,745	21,423	8,357
Pension and other postretirement benefits settlements, curtailments and other, net of tax of $0 in 2011, $0 in 2010 and $(225) in 2009	—	—	569

Ending balance	$224,223	$427,155	$248,959

Foreign currency translation adjustments for the year ended December 31, 2011 is net of a $55,297,000 increase for the resolution of an issue with the Internal Revenue Service in the U.S. related to a deduction for foreign exchange losses on an intercompany loan.

As of December 31, 2011 and 2010, the ending balance of accumulated comprehensive income consisted of cumulative translation adjustment income of $773,367,000 and $913,888,000, respectively, and unrecognized pension and other postretirement benefits costs of $549,144,000 and $486,733,000, respectively. The estimated unrecognized benefit cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $52,638,000 for pension and $3,337,000 for other postretirement benefits.

Stock-Based Compensation – Stock options and restricted stock units have been issued to officers and other management employees under ITW’s 2011 Long-Term Incentive Plan (the “Plan”). The stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. Restricted stock units generally vest after a three-year period and include units with and without performance criteria. To cover the exercise of vested options and vesting of restricted stock units, the Company generally issues new shares from its authorized but unissued share pool. At December 31, 2011, 51,244,986 shares of ITW common stock were reserved for issuance under the Plan. The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards.

The following summarizes the Company’s stock-based compensation expense:

In Thousands	2011	2010	2009
Pre-tax compensation expense	$56,374	$56,443	$51,858
Tax benefit	(17,343)	(17,822)	(15,565)

Total stock-based compensation recorded as expense, net of tax	$39,031	$38,621	$36,293

Of the pre-tax compensation expense, $845,000, $783,000 and $729,000 were included in income from discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes activity related to non-vested restricted stock units during 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2011	1,721,481	$34.84
Granted	589,772	51.73
Vested	(34,630)	34.38
Cancelled	(102,175)	38.36

Unvested, December 31, 2011	2,174,448	39.27

Notes to Financial Statements—(Continued)

The following table summarizes stock option activity under the Plan for the year ended December 31, 2011:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2011	19,655,417	$44.08
Granted	2,008,104	55.92
Exercised	(4,055,853)	39.06
Cancelled or expired	(156,838)	47.58

Under option, December 31, 2011	17,450,830	46.57	5.81 years	$42,603,214

Exercisable, December 31, 2011	12,036,884	46.25	4.92 years	$26,125,945

On February 10, 2012, the Compensation Committee of the Board of Directors approved an annual equity award consisting of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”). The RSUs provide for full “cliff” vesting three years from the date of grant. The PRSUs provide for full “cliff” vesting after three years if the Compensation Committee certifies that the performance goals set with respect to the PRSU have been met. Upon vesting, the holder will receive one share of common stock of the Company for each vested RSU or PRSU. Option exercise prices are equal to the common stock fair market value on the date of grant. Stock options were granted on 1,758,420 shares at an exercise price of $55.71 per share. Additionally, 550,308 RSUs and PRSUs were issued at the grant date share price of $55.71. The fair value of RSUs and PRSUs is determined by reducing the closing market price on the date of the grant by the present value of projected dividends over the vesting period. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the models:

	2012	2011	2010
Risk-free interest rate	0.2-2.1%	0.3-3.8%	0.4–3.9%
Weighted-average volatility	25.0%	25.0%	25.0%
Dividend yield	2.61%	2.80%	2.78%
Expected years until exercise	7.6-7.8	7.6-7.9	7.5-7.8

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

The weighted-average grant-date fair value of options granted during 2012, 2011, 2010 and 2009 was $11.48, $12.34, $9.59 and $10.24 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $63,480,000, $56,191,000 and $38,609,000, respectively. As of December 31, 2011 there was $27,762,000 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years. Exercise of options during the years ended December 31, 2011, 2010, and 2009 resulted in cash receipts of $151,470,000, $113,627,000 and $101,613,000, respectively. The total fair value of vested stock option awards during the years ended December 31, 2011, 2010 and 2009 was $32,955,000, $29,545,000 and $38,999,000, respectively.

As of December 31, 2011 there was $27,402,000 of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.7 years. The total fair value of vested restricted stock unit awards during the years ended December 31, 2011 and 2010 was $1,191,000 and $632,000, respectively.

Notes to Financial Statements—(Continued)

Segment Information—The Company has 52 operating segments which are aggregated from the Company’s approximately 800 operations in 58 countries. These businesses are internally reported as 52 operating segments to senior management. The Company’s 52 operating segments have been aggregated into the following eight external reportable segments: Transportation; Power Systems & Electronics; Industrial Packaging; Food Equipment; Construction Products; Polymers & Fluids; Decorative Surfaces; and All Other.

Transportation—Transportation-related components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

Power Systems & Electronics—Equipment and consumables associated with specialty power conversion, metallurgy and electronics.

Industrial Packaging—Steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

Food Equipment—Commercial food equipment and related service.

Construction Products—Tools, fasteners and other products for construction applications.

Polymers & Fluids—Adhesives, sealants, lubrication and cutting fluids, and hygiene products.

Decorative Surfaces—Decorative surfacing materials for furniture, office and retail space, countertops, and other applications.

All Other—All other operating segments.

Notes to Financial Statements—(Continued)

Segment information for 2011, 2010 and 2009 was as follows:

In Thousands	2011	2010	2009
Operating revenues:
Transportation	$3,108,349	$2,522,226	$2,092,249
Power Systems & Electronics	2,872,161	2,409,204	2,004,402
Industrial Packaging	2,612,108	2,272,059	1,940,887
Food Equipment	1,982,187	1,857,051	1,862,950
Construction Products	1,958,370	1,753,485	1,547,365
Polymers & Fluids	1,364,004	1,106,025	980,305
Decorative Surfaces	1,083,157	987,692	971,900
All Other	2,889,699	2,598,475	2,238,604
Intersegment revenues	(83,452)	(90,525)	(65,666)

	$17,786,583	$15,415,692	$13,572,996

Operating income:
Transportation	$474,592	$369,454	$155,373
Power Systems & Electronics	580,674	469,244	198,673
Industrial Packaging	273,342	231,303	95,128
Food Equipment	303,771	255,060	255,891
Construction Products	225,448	192,070	104,795
Polymers & Fluids	208,873	188,696	150,065
Decorative Surfaces	132,394	117,333	113,227
All Other	531,914	430,857	309,811

	$2,731,008	$2,254,017	$1,382,963

Depreciation and amortization and impairment of goodwill and intangible assets:
Transportation	$125,988	$97,784	$114,865
Power Systems & Electronics	87,346	78,523	171,065
Industrial Packaging	72,244	69,513	71,564
Food Equipment	49,655	44,446	42,472
Construction Products	58,084	59,496	75,007
Polymers & Fluids	48,889	38,942	40,174
Decorative Surfaces	21,946	20,353	23,958
All Other	129,857	139,729	145,736

	$594,009	$548,786	$684,841

Plant and equipment additions:
Transportation	$97,735	$70,743	$50,006
Power Systems & Electronics	42,623	25,849	24,776
Industrial Packaging	27,969	34,324	27,151
Food Equipment	35,859	30,847	39,039
Construction Products	37,332	27,823	31,280
Polymers & Fluids	22,053	13,283	9,417
Decorative Surfaces	22,590	23,490	12,671
All Other	67,247	61,400	61,399

	$353,408	$287,759	$255,739

Identifiable assets:
Transportation	$2,657,457	$1,946,633
Power Systems & Electronics	2,407,644	1,903,321
Industrial Packaging	1,933,782	1,889,068
Food Equipment	1,022,380	1,030,913
Construction Products	1,504,850	1,488,119
Polymers & Fluids	1,411,665	1,336,996
Decorative Surfaces	399,915	386,398
All Other	2,644,120	2,995,165
Corporate	3,615,377	3,435,698
Assets held for sale	386,324	—

	$17,983,514	$16,412,311

Notes to Financial Statements—(Continued)

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets. For 2010, a reclassification has been made to identifiable assets by segment to correct the allocation of $743,244,000 of deferred income taxes between Corporate and the Company’s segments.

Enterprise-wide information for 2011, 2010 and 2009 was as follows:

In Thousands	2011	2010	2009
Operating Revenues by Geographic Region:
United States	$7,379,219	$6,461,993	$5,708,035
Europe	5,491,704	4,806,027	4,507,939
Asia	1,931,607	1,697,969	1,241,173
Other North America	1,161,179	1,018,034	821,409
Australia/New Zealand	884,660	780,416	699,945
Other	938,214	651,253	594,495

	$17,786,583	$15,415,692	$13,572,996

Operating revenues by geographic region are based on the customers’ location.

The Company has thousands of product lines within its businesses; therefore, providing operating revenues by product line is not practicable.

Total noncurrent assets excluding deferred tax assets and financial instruments were $10,159,000,000 and $9,456,000,000 at December 31, 2011 and 2010, respectively. Of these amounts, approximately 52% and 49% was attributed to U.S. operations for 2011 and 2010, respectively. The remaining amounts were attributed to the Company’s foreign operations, with no single country accounting for a significant portion.

QUARTERLY AND COMMON STOCK DATA (Unaudited)

Quarterly Financial Data

The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In Thousands except per share amounts	2011	2010	2011	2010	2011	2010	2011	2010
Operating revenues	$4,271,845	$3,632,764	$4,614,914	$3,928,056	$4,580,516	$3,941,124	$4,319,308	$3,913,748
Cost of revenues	2,762,009	2,327,863	2,996,014	2,514,222	2,961,497	2,548,451	2,798,365	2,606,132
Operating income	658,592	525,675	711,050	626,035	714,284	619,725	647,082	482,582
Income from continuing operations	606,237	321,296	483,529	399,792	490,133	403,054	437,115	328,296
Income from discontinued operations	16,903	12,509	14.901	11,664	17,484	18,974	5,082	7,367
Net income	623,140	333,805	498,430	411,456	507,617	422,028	442,197	335,663
Income per share from continuing operations:
Basic	1.22	0.64	0.97	0.79	1.01	0.80	0.90	0.66
Diluted	1.21	0.64	0.96	0.79	1.00	0.80	0.90	0.66
Net income per share:
Basic	1.25	0.66	1.00	0.82	1.04	0.84	0.91	0.68
Diluted	1.24	0.66	0.99	0.81	1.04	0.84	0.91	0.67

In the first quarter of 2011, the Company recorded a favorable discrete non-cash tax benefit of $165.9 million, or $0.33 per share, associated with an Australian tax matter.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2011. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2011 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions “Board of Directors and Its Committees” and “Audit Committee Report” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

This information is incorporated by reference from the information under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions “Ownership of ITW Stock,” “Certain Relationships and Related Transactions” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions “Corporate Governance Policies and Practices” and “Categorical Standards for Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meetings of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

This information is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

(3) Exhibits

(i) See the Exhibit Index within this Annual Report on Form 10-K.

(ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2011, with the exception of the agreements related to the 5.15% Notes due 2014, the 6.25% Notes due 2019, the 3.375% Notes due 2021 and the 4.875% Notes due 2041, which are described as Exhibit numbers 4(a) through (f) in the Exhibit Index. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of February 2012.

ILLINOIS TOOL WORKS INC.

By:	/s/ DAVID B. SPEER
David B. Speer
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 17th day of February 2012.

Signatures	Title

/s/ DAVID B. SPEER	Chairman & Chief Executive Officer
David B. Speer	(Principal Executive Officer)

/s/ RONALD D. KROPP	Senior Vice President & Chief Financial Officer
Ronald D. Kropp	(Principal Financial Officer)

/s/ RANDALL J. SCHEUNEMAN	Vice President & Chief Accounting Officer
Randall J. Scheuneman	(Principal Accounting Officer)

DANIEL J. BRUTTO	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Director

JAMES A. SKINNER	Director

DAVID B. SMITH, JR.	Director

PAMELA B. STROBEL	Director

KEVIN M. WARREN	Director

ANRÉ D. WILLIAMS	Director

By /s/ DAVID B. SPEER
(David B. Speer, as Attorney-in-Fact)

Original powers of attorney authorizing David B. Speer to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

Exhibit Index

Annual Report on Form 10-K

2011

Exhibit Number	Description

3(a)	Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

3(b)	By-laws of Illinois Tool Works Inc., as amended and restated as of February 10, 2012, filed as Exhibit 3 to the Company’s Form 8-K filed on February 13, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

4(a)	Indenture between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, dated as of November 1, 1986, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 15, 1999 (Commission File No. 333-70691) and incorporated herein by reference.

4(b)	First Supplemental Indenture between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, dated as of May 1, 1990, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on January 15, 1999 (Commission File No. 333-70691) and incorporated herein by reference.

4(c)	Officers’ Certificate dated March 26, 2009 establishing the terms, and setting forth the forms, of the 5.15% Notes due 2014 and the 6.25% Notes due 2019 filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 27, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

4(d)	Registration Rights Agreement dated March 26, 2009, by and among the Company and HSBC Securities (USA) Inc. and Banc of America Securities LLC filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 27, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

4(e)	Officers’ Certificate dated August 31, 2011, establishing the terms, and setting forth the forms, of the 3.375% Notes due 2021 and the 4.875% Notes due 2041, filed as Exhibit 4.3 to the Company’s Form 8-K filed on September 1, 2011 (Commission File No. 001-04797) and incorporated herein by reference.

4(f)	Registration Rights Agreement dated August 31, 2011, by and among the Company and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 4.4 to the Company’s Form 8-K filed on September 1, 2011 (Commission File No. 001-04797) and incorporated herein by reference.

10(a)*	Illinois Tool Works Inc. 1996 Stock Incentive Plan dated February 16, 1996, as amended on December 12, 1997, October 29, 1999, January 3, 2003, March 18, 2003, January 2, 2004, December 10, 2004 and December 7, 2005, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 1-4797) and incorporated herein by reference.

10(b)*	Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 10, 2006, as amended on May 5, 2006, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

10(c)*	Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 8, 2008, filed as Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.

10(d)*	Second Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 13, 2009, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.

10(e)*	Illinois Tool Works Inc. 2011 Long-Term Incentive Plan filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(f)*	Form of stock option terms filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 16, 2004 and incorporated herein by reference.

10(g)*	Form of stock option terms filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit Number	Description

10(h)*	Form of stock option terms filed as Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.

10(i)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

10(j)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(k)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(l)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

10(m)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(n)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(o)*	Form of qualifying or performance restricted stock unit terms filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed on February 26, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(p)*	Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(q)*	Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(r)*	Form of company-wide growth plan grant filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 3, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(s)*	Form of company-wide growth plan grant filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(t)*	Form of company-wide growth plan grant filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(u)*	Illinois Tool Works Inc. Executive Incentive Plan adopted February 16, 1996, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

10(v)*	Illinois Tool Works Inc. 2011 Executive Incentive Plan filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(w)*	Illinois Tool Works Inc. 1982 Executive Contributory Retirement Income Plan adopted December 13, 1982, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.

10(x)*	Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan adopted December 1985, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4797) and incorporated herein by reference.

10(y)*	Amendment to the Illinois Tool Works Inc. 1985 Executive Contributory Retirement Income Plan dated May 1, 1996, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit Number	Description

10(z)*	Illinois Tool Works Inc. Executive Contributory Retirement Income Plan as amended and restated, effective January 1, 2010, filed as exhibit 10 to the Company’s Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

10(aa)*	Illinois Tool Works Inc. Nonqualified Pension Plan, effective January 1, 2008, as amended and approved by the Board of Directors on December 22, 2008, filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.

10(bb)*	Illinois Tool Works Inc. 2011 Change-in-Control Severance Compensation Policy filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(cc)*	Illinois Tool Works Inc. Directors’ Deferred Fee Plan effective May 5, 2006, as amended and approved by the Board of Directors on February 9, 2007, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

10(dd)*	Amendment to the Illinois Tool Works Inc. Directors’ Deferred Fee Plan, effective February 8, 2008, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.

10(ee)*	Illinois Tool Works Inc. Phantom Stock Plan for Non-Officer Directors, as approved by the Board of Directors on December 5, 2008, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.

10(ff)*	Illinois Tool Works Inc. 2011 Cash Incentive Plan, filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 12, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

21	Subsidiaries and Affiliates of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

99(a)	Description of the capital stock of Illinois Tool Works Inc. filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K filed on February 26, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

101**	Interactive Data File.

*	Management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.