Form 10-Q
period 2012-05-03
ILLINOIS TOOL WORKS INC
filed 2012-05-04
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Non-accelerated filer  ___ (Do not check if a smaller reporting company)Smaller reporting company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2012:  477,355,793.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

(In millions except for per share amounts)	Three Months Ended March 31
	2012	2011
Operating Revenues	$4,547	$4,272
Cost of revenues	2,911	2,762
Selling, administrative, and research
and development expenses	859	796
Amortization of intangible assets	72	55
Operating Income	705	659
Interest expense	(50)	(44)
Other income (expense)	8	6
Income from Continuing Operations
Before Income Taxes	663	621
Income Taxes	192	15
Income from Continuing Operations	471	606
Income from Discontinued Operations	15	17
Net Income	$486	$623

Income Per Share from Continuing
Operations:
Basic	$0.98	$1.22
Diluted	$0.97	$1.21
Income Per Share from Discontinued
Operations:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Net Income Per Share:
Basic	$1.01	$1.25
Diluted	$1.00	$1.24
Cash Dividends Per Share:
Paid	$0.36	$0.34
Declared	$0.36	$0.34
Shares of Common Stock Outstanding
During the Period:
Average	482.0	498.6
Average assuming dilution	485.6	502.7

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)	Three Months Ended March 31
	2012	2011
Net Income	$486	$623
Other Comprehensive Income:
Foreign currency translation adjustments	176	232
Pension and other postretirement benefit adjustments, net of tax	10	9
Comprehensive Income	$672	$864

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In millions)	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$1,304	$1,178
Trade receivables	3,134	2,819
Inventories	1,824	1,716
Deferred income taxes	370	366
Prepaid expenses and other current assets	360	384
Assets held for sale	397	386
Total current assets	7,389	6,849
Net Plant and Equipment	2,100	2,025
Investments	287	409
Goodwill	5,489	5,198
Intangible Assets	2,400	2,233
Deferred Income Taxes	593	634
Other Assets	686	636
	$18,944	$17,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,244	$502
Accounts payable	831	697
Accrued expenses	1,388	1,435
Cash dividends payable	172	174
Income taxes payable	39	57
Deferred income taxes	5	5
Liabilities held for sale	98	107
Total current liabilities	3,777	2,977
Noncurrent Liabilities:
Long-term debt	3,521	3,488
Deferred income taxes	120	117
Other liabilities	1,391	1,368
Total noncurrent liabilities	5,032	4,973
Stockholders’ Equity:
Common stock	5	5
Additional paid-in-capital	770	686
Income reinvested in the business	12,108	11,794
Common stock held in treasury	(3,175)	(2,692)
Accumulated other comprehensive income	410	224
Noncontrolling interest	17	17
Total stockholders’ equity	10,135	10,034
	$18,944	$17,984

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)
(In millions)	Three Months Ended March 31
	2012	2011
Cash Provided by (Used for) Operating Activities:
Net income	$486	$623
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	81	83
Amortization of intangible assets	72	56
Change in deferred income taxes	20	(76)
Provision for uncollectible accounts	3	2
Income from investments	(3)	(3)
Gain on sale of operations and affiliates	(1)	—
Stock compensation expense	12	14
Other non-cash items, net	14	(1)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(243)	(321)
Inventories	(43)	(82)
Prepaid expenses and other assets	(44)	(90)
Increase (decrease) in--
Accounts payable	75	93
Accrued expenses and other liabilities	(95)	(28)
Income taxes	8	(127)
Other, net	(19)	2
Net cash provided by operating activities	323	145
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(481)	(543)
Additions to plant and equipment	(84)	(89)
Proceeds from investments	123	9
Proceeds from sale of plant and equipment	5	2
Proceeds from sale of operations and affiliates	3	—
Other, net	(3)	8
Net cash used for investing activities	(437)	(613)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(174)	(169)
Issuance of common stock	71	81
Repurchases of common stock	(443)	—
Net proceeds of debt with original maturities of three months or less	994	419
Repayments of debt with original maturities of more than three months	(259)	(1)
Excess tax benefits from share-based compensation	1	5
Net cash provided by financing activities	190	335
Effect of Exchange Rate Changes on Cash and Equivalents	50	31
Cash and Equivalents:
Increase during the period	126	(102)
Beginning of period	1,178	1,186
End of period	$1,304	$1,084
Cash Paid During the Period for Interest	$37	$3
Cash Paid During the Period for Income Taxes	$152	$218
Liabilities Assumed from Acquisitions	$126	$29

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)           FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2011 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

On January 1, 2012, the Company adopted new accounting guidance that requires the presentation of net income and comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The Company is reporting comprehensive income in a separate consecutive financial statement for interim and annual reporting periods.

On January 1, 2012, the Company adopted new accounting guidance which provides an entity the option to first assess qualitative factors in determining whether it is necessary to perform the two-step test for goodwill impairment.  Under the new guidance, further testing using the two-step test would only be required when, based on the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  The Company performs its annual goodwill impairment test in the third quarter and does not expect the adoption of the new accounting guidance to have a material impact on its consolidated financial statements.

(2)           DISCONTINUED OPERATIONS

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses included within the All Other segment to Graco Inc. in a $650 million cash transaction. The finishing business has been classified as held for sale beginning in the second quarter of 2011. In December 2011, the Federal Trade Commission (“FTC”) filed a complaint challenging Graco’s acquisition of the finishing business. In March 2012, the FTC issued an order allowing the sale of the finishing business to proceed. The sale of the finishing business to Graco was completed on April 2, 2012, resulting in an estimated pre-tax gain of $450 million that will be reported in discontinued operations in the second quarter of 2012.

In the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the All Other segment and an electronic components business in the Power Systems & Electronics segment. The consumer packaging and electronics components businesses have been classified as held for sale beginning in the second quarter of 2011. The electronic components business was sold in the fourth quarter of 2011. The Company expects to divest the consumer packaging business in 2012. The Company exited a flooring business in the Decorative Surfaces segment in early 2011.

The consolidated statement of income and the notes to financial statements for all periods have been restated to present the operating results of the held for sale and previously divested or exited businesses discussed above as discontinued operations.

Results of the discontinued operations for the three months ended March 31, 2012 and 2011 were as follows:

(In millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$114	$116

Income before income taxes	$23	$24
Income taxes	(8)	(7)
Income from discontinued operations	$15	$17

As of March 31, 2012 and December 31, 2011, the assets and liabilities of the held for sale finishing and consumer packaging businesses discussed above were included in assets and liabilities held for sale in the statement of financial position, as follows:

(In millions)	March 31, 2012	December 31, 2011
Trade receivables	$78	$72
Inventories	54	56
Net plant and equipment	45	44
Goodwill and intangible assets	204	201
Other	16	13
Total assets held for sale	$397	$386

Accounts payable	$20	$22
Accrued expenses	48	55
Other	30	30
Total liabilities held for sale	$98	$107

(3)           INCOME TAXES

The components of the effective tax rate for the three month periods ended March 31, 2012 and 2011 were as follows:

	March 31, 2012	March 31, 2011
Estimated annual effective tax rate	29.0%	29.0%
Discrete tax adjustments	—	(26.7)
Effective tax rate	29.0%	2.3%

The Company litigated a dispute with the Australian Tax Office over the tax treatment of an intercompany financing transaction between the U.S. and Australia. The case was heard before the Federal Court of Australia, Victoria, in September 2010. The proceedings resulted from the Company’s appeal of a decision by the Australian Tax Commissioner to disallow income tax deductions for the income tax years 2002 through 2005 and the assessment of withholding taxes for income tax year 2003. The Company also contested the Commissioner’s similar determination for income tax years 2006 and 2007; however, the parties agreed to follow the Court’s decision made on the earlier years. On February 4, 2011, the Federal Court of Australia, Victoria, decided in the Company’s favor with respect to a significant portion of the income tax deductions. The Court issued the final orders on February 18, 2011. Based on this decision, the Company decreased its unrecognized tax benefits related to this matter by approximately $197 million and recorded a favorable discrete non-cash tax benefit to reduce tax expense by $166 million in the first quarter of 2011. Subsequent to the 2011 ruling, the Australian Tax Office appealed the timing of certain of the deductions. In March 2012, the Court ruled in favor of the Australian Tax Office regarding the timing of the deductions, which did not have a material impact to the Company.

During the first quarter of 2011, the Company resolved an issue with the Internal Revenue Service in the United States related to a deduction for foreign exchange losses on an intercompany loan that resulted in a decrease in unrecognized tax benefits of approximately $179 million.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing.

(4)           INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 were as follows:

(In millions)	March 31, 2012	December 31, 2011
Raw material	$629	$596
Work-in-process	173	156
Finished goods	1,022	964
	$1,824	$1,716

(5)RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the periods ended March 31, 2012 and 2011, were as follows:

(In millions)	Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$25	$25	$3	$3
Interest cost	28	31	7	7
Expected return on plan assets	(40)	(42)	(5)	(5)
Amortization of actuarial loss	13	10	—	—
Amortization of prior service cost	—	—	1	2
	$26	$24	$6	$7
Net periodic benefit cost was included in the statement of income as follows:
Income from continuing operations	$25	$24	$6	$7
Income from discontinued operations	1	—	—	—
	$26	$24	$6	$7

The Company expects to contribute approximately $165 million to its pension plans and $39 million to its other postretirement plans in 2012. As of March 31, 2012, contributions of $33 million to pension plans and $9 million to other postretirement plans have been made.

(6)           SHORT-TERM DEBT

The Company had outstanding commercial paper of $1.1 billion at March 31, 2012 and $192 million at December 31, 2011. Commercial paper is stated at cost, which approximates fair value.

(7)           LONG-TERM DEBT

Based on rates for comparable instruments, which are classified as Level 2 inputs, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In millions)	March 31, 2012	December 31, 2011
Fair value	$3,941	$4,234
Carrying value	3,528	3,751

(8)           COMMITMENTS AND CONTINGENCIES

Among the toxic tort cases in which the Company is a defendant, the Company as well as its subsidiaries Hobart Brothers Company and Miller Electric Mfg. Co., have been named, along with numerous other defendants, in lawsuits alleging injury from exposure to welding consumables. The plaintiffs in these suits claim unspecified damages for injuries resulting from the plaintiffs’ alleged exposure to asbestos, manganese and/or toxic fumes in connection with the welding process. In the first quarter of 2012, the Company entered into an agreement resolving substantially all of the manganese-related claims for an immaterial amount. The Company believes that the remaining claims will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

(9)           SEGMENT INFORMATION

The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies.  In the first quarter of 2012, the Company made certain changes in its management reporting structure that resulted in changes in some of the reportable segments.  These changes primarily related to the industrial fasteners reporting unit, formerly in the All Other segment, moving to the Transportation segment; certain businesses in a Latin American reporting unit, formerly in the Polymers & Fluids segment, moving to the Transportation segment; and a worldwide insulation reporting unit, formerly in the Industrial Packaging segment, moving to the Power Systems & Electronics segment. The changes in the reportable segments and underlying reporting units did not result in any impairment charges in the first quarter of 2012. The prior period segment results have been restated to conform to the current year reporting of these businesses. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding operating revenues and operating income for the Company’s segments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management analyzes the Company’s consolidated results of operations and the results of each segment by identifying the effects of changes in the results of the base businesses, newly acquired companies, restructuring costs, goodwill and intangible asset impairment charges, and currency translation on the operating revenues and operating income of each segment. Base businesses are those businesses that have been included in the Company’s results of operations for more than 12 months. The changes to base business operating income include the estimated effects of both operating leverage and changes in variable margins and overhead costs. Operating leverage is the estimated effect of the base business revenue volume changes on operating income, assuming variable margins remain the same as the prior period. As manufacturing and administrative overhead costs usually do not significantly change as a result of revenues increasing or decreasing, the percentage change in operating income due to operating leverage is usually more than the percentage change in the base business revenues.  Changes in variable margins and overhead costs represent the estimated effect of non-volume related changes in base business operating income and may be driven by a number of factors, including changes in product mix, the cost of raw materials, labor and overhead, and pricing to customers.  Selling price versus material cost comparisons represent the estimated net impact of increases or decreases in the cost of materials used in the Company’s products versus changes in the selling price to the Company’s customers.  Management reviews these price versus cost comparisons by analyzing the net impact of changes to each segment’s operating margin.

The Company periodically reviews its operations for businesses that may no longer be aligned with its long-term objectives. For businesses reported as discontinued operations in the statement of income, all related prior period income statement information has been restated to conform to the current year reporting of these businesses. Refer to the Discontinued Operations note in Item 1 - Financial Statements for discussion of the Company’s discontinued operations.

The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. In the first quarter of 2012, the Company made certain changes in its management reporting structure that resulted in changes in some of the reportable segments.  These changes primarily related to the industrial fasteners reporting unit, formerly in the All Other segment, moving to the Transportation segment; certain businesses in a Latin American reporting unit, formerly in the Polymers & Fluids segment, moving to the Transportation segment; and a worldwide insulation reporting unit, formerly in the Industrial Packaging segment, moving to the Power Systems & Electronics segment.  The changes in the reportable segments and underlying reporting units did not result in any impairment charges in the first quarter of 2012.  The prior period segment results have been restated to conform to the current year reporting of these businesses.

The following discussion of operating results should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the first quarter of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$4,547	$4,272
Operating income	705	659
Margin %	15.5%	15.4%

In the first quarter of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	3.2%	8.5%	0.8%
Changes in variable margins & overhead costs	—	2.5	0.4
Total	3.2	11.0	1.2

Acquisitions and divestitures	4.4	1.0	(0.5)
Restructuring costs	—	(3.8)	(0.6)
Impairment of goodwill & intangibles	—	—	—
Translation	(1.3)	(1.2)	—
Other	0.1	—	—
Total	6.4%	7.0%	0.1%

Operating Revenues
Revenues increased 6.4% for the first quarter of 2012 versus 2011.Worldwide base revenues increased 3.2%, as economic conditions in North America remained strong while the European economic environment was modestly negative and Asia experienced slower growth.  North American base revenues increased 6.6% and international base revenues declined 0.1%, as Europe decreased 1.2% and Asia Pacific base business growth was 3.1%.  Acquisitions (net of divestitures) contributed 4.4% to revenues.  Significant acquisitions within the past twelve months included a North American automotive aftermarket business purchased in the first quarter of 2011, a thermal processing and environmental equipment manufacturer purchased in the third quarter of 2011 and a manufacturer of specialty devices used to measure the flow of gases and fluids purchased in the first quarter of 2012.  Currency translation resulted in a 1.3% decline in revenues, primarily due to a weaker euro versus the year ago period.

Operating Income
Operating income increased 7.0% in the first quarter of 2012 versus 2011 primarily due to the positive operating leverage effect of the base revenue increase noted above.  These improvements were partially offset by higher restructuring expenses due to increased cost reduction activities in the first quarter of 2012.  Currency translation resulted in a 1.2% decline in operating income, primarily due to a weaker euro versus the year ago period.  Base margins increased 120 basis points primarily due to the positive operating leverage effect of the increase in base revenues of 80 basis points and the favorable effect of selling price versus material cost comparisons of 40 basis points.  The increase in base margins was offset by a 60 basis point operating margin decline due to the higher restructuring expenses noted above, and acquisitions and divestitures diluted operating margins by 50 basis points primarily due to amortization expense related to intangible assets from acquisitions made within the past year.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In millions)	Three Months Ended March 31
	2012	2011
Transportation	$923	$839
Power Systems & Electronics	791	712
Industrial Packaging	612	592
Food Equipment	473	473
Construction Products	469	464
Polymers & Fluids	303	287
Decorative Surfaces	275	268
All Other	716	658
Intersegment revenues	(15)	(21)
Total operating revenues	$4,547	$4,272

TRANSPORTATION

Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.

In the Transportation segment, products and services include:
•      plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses;
•      fluids, polymers and other supplies for auto aftermarket maintenance and appearance;
•      fillers and putties for auto body repair;
•      polyester coatings and patch and repair products for the marine industry; and
•      truck remanufacturing and related parts and service.

This segment primarily serves the automotive original equipment manufacturers and tiers, and automotive aftermarket markets.

The results of operations for the Transportation segment for the first quarter of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$923	$839
Operating income	151	137
Margin %	16.3%	16.3%

In the first quarter of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	5.1%	11.2%	0.9%
Changes in variable margins & overhead costs	—	(1.5)	(0.2)
Total	5.1	9.7	0.7

Acquisitions and divestitures	6.6	4.9	(0.3)
Restructuring costs	—	(2.4)	(0.4)
Impairment of goodwill & intangibles	—	—	—
Translation	(1.7)	(1.9)	—
Other	—	—	—
Total	10.0%	10.3%	—%

Operating Revenues
Revenues increased 10.0% in the first quarter of 2012 versus 2011 due to revenues from acquisitions and the increase in base revenues, partially offset by the unfavorable effect of currency translation. The increase in acquisition revenue was primarily due to the purchase of a North American automotive aftermarket business in the first quarter of 2011.  Worldwide automotive base revenues increased 7.1% driven by increased worldwide car builds of approximately 5% and product penetration gains.  Base revenues for the truck remanufacturing and related parts and service business increased 7.4% primarily due to strong energy development activity that increased demand in North America. The automotive aftermarket base business declined 0.5% due to decreased demand for car care products in North America as a result of warmer weather conditions.

Operating Income
Operating income increased 10.3% in the first quarter of 2012 versus 2011 primarily due to the increase in base revenues and income from acquisitions, partially offset by higher restructuring expenses due to increased cost reduction activities in the first quarter of 2012 and the unfavorable effect of currency translation.  Total base margins increased 70 basis points primarily due to a 90 basis point positive operating leverage effect of the increase in base revenues, partially offset by changes in variable margins and overhead costs.  The changes in variable margins and overhead costs decreased base margins by 20 basis points primarily due to higher overhead costs.  The increase in total base margins was offset by a 40 basis point operating margin decline due to the higher restructuring expenses noted above, and acquisitions and divestitures diluted operating margins by 30 basis points primarily due to the impact of intangible asset amortization from acquisitions made within the past year.

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
•      airport ground support equipment;
•      pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications; and
•      metal jacketing and other insulation products.

This segment primarily serves the general industrial, electronics, construction and automotive original equipment manufacturers markets.

The results of operations for the Power Systems & Electronics segment for the first quarter of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$791	$712
Operating income	169	150
Margin %	21.4%	21.0%

In the first quarter of 2012, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	6.9%	13.3%	1.3%
Changes in variable margins & overhead costs	—	3.7	0.7
Total	6.9	17.0	2.0

Acquisitions	4.8	(1.8)	(1.3)
Restructuring costs	—	(1.7)	(0.3)
Impairment of goodwill & intangibles	—	—	—
Translation	(0.6)	(0.4)	—
Other	—	—	—
Total	11.1%	13.1%	0.4%

Operating Revenues
Revenues increased 11.1% in the first quarter of 2012 versus 2011 due to growth in base business and revenues from acquisitions, partially offset by the unfavorable effect of currency translation.  The acquisition revenue was primarily due to the purchase of a thermal processing and environmental equipment manufacturer in the third quarter of 2011. Worldwide welding base business revenues increased 18.6% with North American revenues growing 19.9% and international revenues increasing 15.0%.  The growth was mainly driven by strong demand from heavy equipment OEM’s as well as energy projects. Base revenues for the electronics businesses decreased 10.5% mainly due to weak worldwide consumer demand for products.

Operating Income
Operating income increased 13.1% in the first quarter of 2012 versus 2011 primarily due to the increase in base revenues, partially offset by the impact of intangible asset amortization from acquisitions, and higher restructuring costs due to increased cost reduction activities in the first quarter of 2012.  Total base margins increased 200 basis points as compared to the prior year period. Base margins increased 130 basis points due to the positive leverage effect of the increase in base revenues.  Changes in variable margins and overhead costs increased base margins by 70 basis points, as favorable selling price versus material cost comparisons of 110 basis points were partially offset by additional operating expenses, including overhead investments in emerging markets related to the oil and gas business.  Acquisitions diluted total operating margins by 130 basis points, primarily due to the impact of intangible asset amortization from acquisitions made within the past year.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•      steel and plastic strapping and related tools and equipment;
•      plastic stretch film and related equipment; and
•      paper and plastic products that protect goods in transit.

This segment primarily serves the general industrial, primary metals, food and beverage, and construction markets.

The results of operations for the Industrial Packaging segment for the first quarter of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$612	$592
Operating income	68	61
Margin %	11.0%	10.3%

In the first quarter of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.9%	7.4%	0.6%
Changes in variable margins & overhead costs	—	8.4	0.8
Total	1.9	15.8	1.4

Acquisitions	3.5	3.0	(0.1)
Restructuring costs	—	(5.4)	(0.5)
Impairment of goodwill & intangibles	—	—	—
Translation	(2.0)	(2.3)	(0.1)
Other	—	—	—
Total	3.4%	11.1%	0.7%

Operating Revenues
Operating revenues increased 3.4% in the first quarter of 2012 versus 2011 due to revenues from acquisitions and growth in base business, partially offset by the unfavorable effect of currency translation. The increase in acquisition revenue was primarily due to the purchase of a protective packaging business in the second quarter of 2011. Worldwide strapping and equipment base revenues decreased 0.6%.  Base revenues increased 4.8% for the North American strapping and equipment businesses primarily due to higher steel and plastic strapping prices and higher equipment sales. Base revenues for the international strapping and equipment businesses decreased 3.6% primarily due to a slowdown in consumable and equipment sales in Europe. Worldwide protective packaging base revenues increased 9.3% over the prior year period while worldwide stretch packaging base revenues increased 6.1% over the same period.

Operating Income
Operating income increased 11.1% in the first quarter of 2012 versus 2011 primarily due to the increase in base revenues and income from acquisitions, partially offset by higher restructuring expenses and the unfavorable effect of currency translation. Total base margins increased 140 basis points.  Base operating margins increased 60 basis points due to the positive leverage effect of the increase in base revenues.  Changes in variable margins and overhead costs increased base margins by 80 basis points primarily due to favorable selling price versus material cost comparisons of 40 basis points and lower overhead expenses.  Restructuring expenses diluted total operating margins by 50 basis points due to increased cost reduction activities in the first quarter of 2012.

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

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the first quarter of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$473	$473
Operating income	76	67
Margin %	16.0%	14.2%

In the first quarter of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.6%	4.9%	0.5%
Changes in variable margins & overhead costs	—	7.0	1.0
Total	1.6	11.9	1.5

Acquisitions and divestitures	—	—	—
Restructuring costs	—	1.7	0.2
Impairment of goodwill & intangibles	—	—	—
Translation	(1.6)	(1.5)	0.1
Other	(0.1)	—	—
Total	(0.1)%	12.1%	1.8%

Operating Revenues
Revenues decreased 0.1% in the first quarter of 2012 versus 2011 primarily due to the unfavorable effect of currency translation offsetting the growth in base business. North American base revenues increased 6.7% as equipment revenues increased 6.9% and service revenues increased 6.5%. The increase in North American base equipment revenues was primarily driven by strong demand in the private sector that offset continued weakness in the institutional sector where government budgets were constrained. International base revenues decreased 3.8% as equipment revenues decreased 5.6% and service revenues remained relatively flat.  International equipment sales were negatively impacted by lower equipment sales to the institutional sector in Europe, partially offset by stronger sales in South America and Asia.

Operating Income
Operating income increased 12.1% in the first quarter of 2012 versus 2011 primarily due to lower operating expenses and the positive operating leverage from the increase in base revenues.  Total base margins increased 150 basis points.  Base margins increased 50 basis points due to the positive leverage effect of the increase in base revenues.  Changes in variable margins and overhead costs increased base margins by 100 basis points primarily due to operating efficiencies in North America, lower overhead expenses and the benefits of prior restructuring projects.

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

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the first quarter of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$469	$464
Operating income	36	45
Margin %	7.7%	9.8%

In the first quarter of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.5%	2.1%	0.2%
Changes in variable margins & overhead costs	—	(6.2)	(0.6)
Total	0.5	(4.1)	(0.4)

Acquisitions and divestitures	0.9	3.2	0.3
Restructuring costs	—	(21.3)	(2.1)
Impairment of goodwill & intangibles	—	—	—
Translation	(0.2)	1.3	0.2
Other	(0.1)	—	(0.1)
Total	1.1%	(20.9)%	(2.1)%

Operating Revenues
Revenues increased 1.1% in the first quarter of 2012 versus 2011 primarily due to revenues from acquisitions and an increase in base revenues. Acquisition revenue was primarily due to the acquisition of a North American fastener business in the second quarter of 2011. North American base revenues increased 8.4% primarily due to positive housing starts and higher renovation activity.  In North America, renovation base revenue growth was 12.0%, residential base revenue growth was 7.0% and commercial construction base revenue growth was 7.3%. International base revenues decreased 2.5% primarily driven by a 3.9% decrease in base revenues for the Asia Pacific region due to a weakening economic and construction environment in Australia and New Zealand.  European base revenues decreased 1.4% due to a slowdown in construction activity and housing starts.

Operating Income
Operating income decreased 20.9% in the first quarter of 2012 versus 2011 primarily due to higher restructuring expenses and operating expenses, partially offset by income from acquisitions and the growth in base revenues.  Total base margins declined 40 basis points, primarily due to changes in variable margins and overhead costs which decreased base margins by 60 basis points as favorable selling price versus material cost comparisons of 30 basis points were more than offset by unfavorable product mix of approximately 50 basis points and higher operating expenses.  Restructuring expenses reduced total operating margins by 210 basis points due to increased cost reduction activities in the first quarter of 2012.

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

This segment primarily serves the general industrial, construction, maintenance, repair and operations, and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the first quarter of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$303	$287
Operating income	46	41
Margin %	15.1%	14.2%

In the first quarter of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.8%	5.6%	0.5%
Changes in variable margins & overhead costs	—	6.5	0.9
Total	1.8	12.1	1.4

Acquisitions	5.6	0.1	(0.8)
Restructuring costs	—	2.1	0.3
Impairment of goodwill & intangibles	—	—	—
Translation	(2.0)	(1.8)	—
Other	0.1	0.1	—
Total	5.5%	12.6%	0.9%

Operating Revenues
Revenues increased 5.5% in the first quarter of 2012 versus 2011 primarily due to revenues from acquisitions and an increase in base revenues, partially offset by the unfavorable effect of currency translation. Acquisition revenue is primarily due to the purchase of a European specialty chemical business in the first quarter of 2012 and a Latin American solvent business in the second quarter of 2011.  Worldwide base revenues for the polymers and hygiene businesses increased 3.3% while worldwide base revenues for the fluids businesses decreased 1.4%. North American base revenues increased 8.0%.  International base revenues declined 1.2% primarily due to a decrease in European base revenues of 3.2%, partially offset by base revenue growth in South America of 5.0%.

Operating Income
Operating income increased 12.6% in the first quarter of 2012 versus 2011 primarily due to lower operating expenses and the increase in base revenues.  Total base margins increased 140 basis points primarily due to the positive leverage effect of the increase in base revenues of 50 basis points and changes in variable margins and overhead costs of 90 basis points.  The positive impact from changes in variable margins and overhead costs is primarily due to the favorable impact of selling price versus material cost comparisons of 60 basis points and lower overhead expenses.  Acquisitions diluted total operating margins by 80 basis points, primarily due to the impact of intangible asset amortization from acquisitions made within the past year.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, and other applications.

In the Decorative Surfaces segment, products include:
•      decorative high-pressure laminate for furniture, office and retail space and countertops; and
•      high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction and residential construction markets.

The results of operations for the Decorative Surfaces segment for the first quarter of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$275	$268
Operating income	36	34
Margin %	13.2%	12.7%

In the first quarter of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	4.3%	13.3%	1.1%
Changes in variable margins & overhead costs	—	(4.9)	(0.6)
Total	4.3	8.4	0.5

Acquisitions	—	—	—
Restructuring costs	—	(0.1)	—
Impairment of goodwill & intangibles	—	—	—
Translation	(1.5)	(1.0)	—
Other	—	—	—
Total	2.8%	7.3%	0.5%

Operating Revenues
Revenues increased 2.8% in the first quarter of 2012 versus 2011 due to an increase in base business, partially offset by the unfavorable effect of currency translation. Base revenues increased 4.4% for the North American laminate businesses primarily due to product penetration in commercial categories such as retail and hospitality.  International base revenues increased 4.3% primarily due to growth in France, Germany and China.

Operating Income
Operating income increased 7.3% in the first quarter of 2012 versus 2011 primarily due to the increase in base revenues, partially offset by higher operating costs and the unfavorable effect of currency translation. Total base margins increased 50 basis points as compared to the prior year period. Base margins increased 110 basis points due to the positive leverage effect of the increase in base revenues.  Changes in variable margins and overhead costs reduced base margins by 60 basis points as the favorable impact of selling price versus material cost comparisons of 110 basis points was more than offset by unfavorable product mix and higher operating expenses, including employee-related expenses.

ALL OTHER

This segment contains all other operating segments.

In the All Other segment, products include:
•      equipment and related software for testing and measuring of materials, structures, gases and fluids;
•      plastic reclosable packaging for consumer food storage;
•      plastic consumables that multi-pack cans and bottles and related equipment;
•      plastic and metal fasteners and components for appliances;
•      foil, film and related equipment used to decorate consumer products;
•      product coding and marking equipment and related consumables; and
•      line integration, conveyor systems and line automation for the food and beverage industries.

This segment primarily serves the general industrial, food and beverage, consumer durables, and food retail/service markets.

The results of operations for the All Other segment for the first quarter of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011
Operating revenues	$716	$658
Operating income	123	124
Margin %	17.2%	18.8%

In the first quarter of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.1%	2.6%	0.3%
Changes in variable margins & overhead costs	—	5.9	1.1
Total	1.1	8.5	1.4

Acquisitions	9.0	(0.8)	(1.7)
Restructuring costs	—	(6.8)	(1.3)
Impairment of goodwill & intangibles	—	—	—
Translation	(1.2)	(1.4)	—
Other	—	—	—
Total	8.9%	(0.5)%	(1.6)%

Operating Revenues
Revenues increased 8.9% in the first quarter of 2012 versus 2011 primarily due to an increase in revenues from acquisitions and base business, partially offset by the unfavorable effect of currency translation. The acquisition revenue was primarily due to the first quarter 2012 purchase of a manufacturer of specialty devices used to measure the flow of gases and fluids.  Base revenues increased 5.0% for the worldwide test and measurement businesses primarily due to increased equipment orders in North America. For the consumer packaging businesses, base business revenues decreased 1.6% as the worldwide decorating businesses declined and revenues from the multipack business were flat.  Worldwide appliance base business revenue growth was 7.1% due to improved consumer demand in the North American appliance sector.

Operating Income
Operating income decreased 0.5% in the first quarter of 2012 versus 2011 as lower operating costs and the positive leverage from the increase in base revenues were offset by higher restructuring expenses and the unfavorable effect of currency translation.  Changes in variable margins and overhead costs increased base margins by 110 basis points primarily due to favorable selling price versus material cost comparisons of 40 basis points and lower overhead expenses.  The total base margin improvement of 140 basis points was more than offset by the dilutive impact of acquisitions and higher restructuring expenses.  Acquisitions diluted operating margins by 170 basis points primarily due to amortization expense related to intangible assets from acquisitions made within the past year. Higher restructuring expenses decreased operating margins by 130 basis points due to increased cost reduction activities in the first quarter of 2012.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $72 million in the first quarter of 2012 versus $55 million in the first quarter of 2011 due to intangible asset amortization related to newly acquired businesses, most notably a manufacturer of specialty devices used to measure the flow of gases and fluids in the All Other segment, a thermal processing and environmental equipment manufacturer in the Power Systems & Electronics segment, and a North American automotive aftermarket business in the Transportation segment.

INTEREST EXPENSE

Interest expense increased to $50 million in the first quarter of 2012, which included interest expense on the 3.375% and 4.875% notes issued in late August 2011, versus $44 million in the first quarter of 2011.  The increase was offset by lower interest expense on the 6.55% preferred debt securities which were fully paid on the first business day in 2012.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $8 million for the first quarter of 2012 versus income of $6 million in the first quarter of 2011 primarily due to higher interest income, partially offset by higher currency translation losses.

INCOME TAXES

The effective tax rate for the first quarter of 2012 was 29.0% versus 2.3% for 2011. The 2011 effective tax rate included the favorable discrete non-cash tax benefit of $166 million related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. See the Income Taxes note in Item 1 – Financial Statements for further details on the discrete tax benefit.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $471 million ($0.97 per diluted share) in the first quarter of 2012 was 22.3% lower than the 2011 income from continuing operations of $606 million ($1.21 per diluted share).  As noted above, the 2011 income from continuing operations includes the discrete tax benefit of $166 million related to the Australian tax matter.

FOREIGN CURRENCY

The weakening of foreign currencies against the U.S. Dollar decreased operating revenues for the first quarter of 2012 by approximately $56 million and decreased income from continuing operations by approximately $5 million ($0.01 per diluted share) versus 2011.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations decreased to $15 million ($0.03 per diluted share) in the first quarter of 2012 versus $17 million ($0.03 per diluted share) in 2011 primarily as a result of the sale of the electronic components business in the fourth quarter of 2011. See the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

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

Cash Flow

The Company uses free operating cash flow to measure cash flow generated by operations that is available for dividends, acquisitions, share repurchases and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating our financial performance and measures our ability to generate cash internally to fund Company initiatives. Free operating cash flow represents net cash provided by operating activities less additions to plant and equipment.  Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the first quarter of 2012 and 2011 was as follows:

(In millions)	Three Months Ended March 31
	2012	2011
Net cash provided by operating activities	$323	$145
Additions to plant and equipment	(84)	(89)
Free operating cash flow	$239	$56

Cash dividends paid	$(174)	$(169)
Acquisitions	(481)	(543)
Repurchases of common stock	(443)	—
Net proceeds from debt	735	418
Other	200	105
Effect of exchange rate changes on cash and
equivalents	50	31
Net increase (decrease) in cash and equivalents	$126	$(102)

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). In the first quarter of 2012, the Company made repurchases of approximately 8.5 million shares of its common stock at an average price of $56.03 under the 2011 Program. As of March 31, 2012, there was approximately $3.4 billion of authorized repurchases remaining under the 2011 Program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and cash equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. For the first quarter of 2012 and 2011, ROIC was as follows:

(Dollars in millions)	Three Months Ended March 31
	2012	2011

Operating income	$705	$659
Taxes (29.0% for 2012, 29.0% as adjusted for 2011)	(205)	(191)
Operating income after taxes, as adjusted	$500	$468
Invested capital:
Trade receivables	$3,134	$2,981
Inventories	1,824	1,824
Net plant and equipment	2,100	2,122
Investments	287	431
Goodwill and intangible assets	7,889	7,236
Accounts payable and accrued expenses	(2,219)	(2,258)
Net assets held for sale	299	—
Other, net	282	307
Total invested capital	$13,596	$12,643
Average invested capital	$13,221	$11,948
Annualized return on average invested capital	15.1%	15.7%

The ROIC decrease of 60 basis points in the first quarter of 2012 compared to the first quarter of 2011 was the result of average invested capital increasing 10.7%, while operating income after taxes increased 6.8%.

In the first quarter of 2011, the Company recorded a favorable discrete non-cash tax benefit of $166 million related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. See the Income Taxes note in Item 1 – Financial Statements for further details on this discrete tax benefit. Since the benefit was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the first quarter 2011 tax rate, as reported, to the tax rate used above is as follows:

(Dollars in millions)	Three Months Ended March 31, 2011
	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$621	$15	2.3%
Discrete tax adjustment	—	166	26.7%
As adjusted	$621	$181	29.0%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at March 31, 2012 and December 31, 2011 is summarized as follows:

(Dollars in millions)	March 31, 2012	December 31, 2011	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,304	$1,178	$126
Trade receivables	3,134	2,819	315
Inventories	1,824	1,716	108
Other	730	750	(20)
Assets held for sale	397	386	11
	7,389	6,849	540
Current liabilities:
Short-term debt	1,244	502	742
Accounts payable and accrued expenses	2,219	2,132	87
Other	216	236	(20)
Liabilities held for sale	98	107	(9)
	3,777	2,977	800
Net working capital	$3,612	$3,872	$(260)
Current ratio	1.96	2.30

Cash and equivalents totaled approximately $1.3 billion as of March 31, 2012, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the United States. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, acquisitions, share repurchases, servicing of domestic debt obligations and general corporate needs. The Company also uses short-term credit facilities of $2.5 billion for short-term liquidity needs. The Company believes cash generated domestically will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt and total debt to capitalization at March 31, 2012 and December 31, 2011 were as follows:

(Dollars in millions)	March 31, 2012	December 31, 2011
Short-term debt	$1,244	$502
Long-term debt	3,521	3,488
Total debt	$4,765	$3,990

Total debt to capitalization	32.0%	28.5%

The Company had outstanding commercial paper of $1.1 billion at March 31, 2012 and $192 million at December 31, 2011 which is included in short-term debt. The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary.  The Company’s targeted debt-to-capital ratio is 20% to 30%, excluding the impact of any larger acquisitions.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by income from continuing operations before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of goodwill and other intangible assets on a trailing twelve month basis.

Total debt to EBITDA for the twelve month periods ended March 31, 2012 and December 31, 2011 was as follows:

(Dollars in millions)	Twelve Months Ended March 31, 2012	Twelve Months Ended December 31, 2011
Total debt	$4,765	$3,990

Income from continuing operations	$1,881	$2,017
Add:
Interest expense	198	192
Other income (expense)	(56)	(54)
Income taxes	754	576
Depreciation	335	336
Amortization and impairment of goodwill and other intangible assets	272	255
EBITDA	$3,384	$3,322

Total debt to EBITDA ratio	1.4	1.2

Stockholders’ Equity

The changes to stockholders’ equity during 2012 were as follows:

(In millions)

Total stockholders’ equity, December 31, 2011	$10,034
Net income	486
Stock option and restricted stock activity	74
Repurchases of common stock	(474)
Cash dividends declared	(172)
Foreign currency translation adjustments	176
Other	11
Total stockholders’ equity, March 31, 2012	$10,135

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, the continued growth in North American and Asia Pacific markets and slower growth in European markets in 2012, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, the Company’s portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated.  Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, and Asia Pacific, (3) the potential negative impact of acquisitions on the Company’s profitability and return on invested capital, (4) the risk of intentional acts of our employees, agents or business partners that violate anti-corruption and other laws, (5) the unfavorable impact of foreign currency fluctuations, (6) decreases in credit availability, (7) raw material price increases and supply shortages, 8) an interruption in, or reduction in, introducing new products into the Company’s product lines, (9) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, (10) unfavorable tax law changes and tax authority rulings, and (11) financial market risks to the Company’s obligations under its defined benefit pension plans, and (12) potential adverse outcomes in legal proceedings.  These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2012. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2012 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Initial buybacks under that program of $79 million were made in the third quarter of 2011 and buybacks resumed in the first quarter of 2012 with an additional $474 million as summarized in the table below.  As of March 31, 2012, there was approximately $3.4 billion of authorized repurchases remaining under the 2011 Program.

Share repurchase activity under this program for the first quarter of 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under Programs
February 2012	3,628,424	$55.98	3,628,424	$3,717,923,816
March 2012	4,827,969	$56.06	4,827,969	3,447,270,559
Total	8,456,393		8,456,393

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101*
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

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

ILLINOIS TOOL WORKS INC.

Dated: May 3, 2012	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)