Form 10-Q
period 2012-08-03
ILLINOIS TOOL WORKS INC
filed 2012-08-03
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2012: 468,817,680.

Part I – Financial Information

Item 1 – Financial Statements

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

(In millions except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues	$4,655	$4,615	$9,202	$8,887
Cost of revenues	2,964	2,996	5,875	5,758
Selling, administrative, and research
and development expenses	846	845	1,705	1,641
Amortization of intangible assets	75	63	147	118
Operating Income	770	711	1,475	1,370
Interest expense	(50)	(45)	(100)	(89)
Other income (expense)	23	15	31	21
Income from Continuing Operations
Before Income Taxes	743	681	1,406	1,302
Income Taxes	216	197	408	212
Income from Continuing Operations	527	484	998	1,090
Income from Discontinued Operations	354	15	369	32
Net Income	$881	$499	$1,367	$1,122

Income Per Share from Continuing
Operations:
Basic	$1.12	$0.97	$2.09	$2.19
Diluted	$1.11	$0.96	$2.08	$2.17
Income Per Share from Discontinued
Operations:
Basic	$0.75	$0.03	$0.77	$0.06
Diluted	$0.74	$0.03	$0.77	$0.06
Net Income Per Share:
Basic	$1.86	$1.00	$2.86	$2.25
Diluted	$1.85	$0.99	$2.84	$2.23
Cash Dividends Per Share:
Paid	$0.36	$0.34	$0.72	$0.68
Declared	$0.36	$0.34	$0.72	$0.68
Shares of Common Stock Outstanding
During the Period:
Average	472.9	497.8	477.4	498.2
Average assuming dilution	476.1	501.9	480.9	502.3

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$881	$499	$1,367	$1,122
Other comprehensive income:
Foreign currency translation adjustments	(291)	194	(115)	426
Pension and other postretirement benefit adjustments, net of tax	16	8	26	17
Comprehensive income	$606	$701	$1,278	$1,565

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In millions)	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$1,692	$1,178
Trade receivables	3,164	2,819
Inventories	1,796	1,716
Deferred income taxes	373	366
Prepaid expenses and other current assets	449	384
Assets held for sale	77	386
Total current assets	7,551	6,849
Net Plant and Equipment	2,067	2,025
Investments	271	409
Goodwill	5,456	5,198
Intangible Assets	2,368	2,233
Deferred Income Taxes	514	634
Other Assets	694	636
	$18,921	$17,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,438	$502
Accounts payable	785	697
Accrued expenses	1,479	1,435
Cash dividends payable	169	174
Income taxes payable	54	57
Deferred income taxes	5	5
Liabilities held for sale	6	107
Total current liabilities	3,936	2,977
Noncurrent Liabilities:
Long-term debt	3,468	3,488
Deferred income taxes	118	117
Other liabilities	1,298	1,368
Total noncurrent liabilities	4,884	4,973
Stockholders’ Equity:
Common stock	5	5
Additional paid-in-capital	825	686
Income reinvested in the business	12,821	11,794
Common stock held in treasury	(3,702)	(2,692)
Accumulated other comprehensive income	135	224
Noncontrolling interest	17	17
Total stockholders’ equity	10,101	10,034
	$18,921	$17,984

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)
(In millions)	Six Months Ended June 30,
	2012	2011
Cash Provided by (Used for) Operating Activities:
Net income	$1,367	$1,122
Adjustments to reconcile net income to cash provided by operating activities:
(Gain)/Loss on disposal of discontinued operations	(454)	—
Depreciation	162	167
Amortization and impairment of goodwill and other intangible assets	147	120
Change in deferred income taxes	(12)	(52)
Provision for uncollectible accounts	10	5
(Gain)/Loss on sale of plant and equipment	(1)	—
Income from investments	(9)	(14)
Gain on sale of operations and affiliates	(1)	(2)
Stock compensation expense	24	28
Other non-cash items, net	(3)	(3)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(339)	(526)
Inventories	(46)	(194)
Prepaid expenses and other assets	(42)	(20)
Increase (decrease) in--
Accounts payable	73	91
Accrued expenses and other liabilities	(34)	69
Income taxes	3	(336)
Other, net	(13)	2
Net cash provided by operating activities	832	457
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(587)	(748)
Additions to plant and equipment	(184)	(176)
Purchase of investments	(1)	—
Proceeds from investments	146	12
Proceeds from sale of plant and equipment	10	5
Net proceeds from sale of discontinued operations	626	—
Proceeds from sale of operations and affiliates	3	1
Other, net	(2)	9
Net cash provided by (used for) investing activities	11	(897)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(346)	(339)
Issuance of common stock	113	131
Repurchases of common stock	(1,000)	(550)
Net proceeds of debt with original maturities of three months or less	1,186	1,115
Repayments of debt with original maturities of more than three months	(260)	(2)
Excess tax benefits from share-based compensation	2	7
Net cash provided by (used for) financing activities	(305)	362
Effect of Exchange Rate Changes on Cash and Equivalents	(24)	123
Cash and Equivalents:
Increase (decrease) during the period	514	45
Beginning of period	1,178	1,186
End of period	$1,692	$1,231
Cash Paid During the Period for Interest	$86	$59
Cash Paid During the Period for Income Taxes	$478	$566
Liabilities Assumed from Acquisitions	$160	$90

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

(2)           DISCONTINUED OPERATIONS

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses included within the All Other segment to Graco Inc. in a $650 million cash transaction. The sale of the finishing business to Graco was completed on April 2, 2012, resulting in a pre-tax gain of $454 million which was included in income before taxes from discontinued operations in the second quarter of 2012.

In the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the All Other segment and an electronic components business in the Power Systems & Electronics segment. The consumer packaging and electronics components businesses have been classified as held for sale beginning in the second quarter of 2011. The electronic components business was sold in the fourth quarter of 2011. The Company entered into a definitive agreement in June 2012 to sell the consumer packaging business and expects to complete the sale in the third quarter of 2012. The Company also exited a flooring business in the Decorative Surfaces segment in early 2011.

The consolidated statement of income and the notes to financial statements for all periods have been restated to present the operating results of the held for sale and previously divested or exited businesses discussed above as discontinued operations.

Results of the discontinued operations for the second quarter and year-to-date periods ended June 30, 2012 and 2011 were as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$17	$122	$132	$238

Income before income taxes	$442	$23	$465	$46
Income taxes	(88)	(8)	(96)	(14)
Income from discontinued operations	$354	$15	$369	$32

The assets and liabilities of the held for sale businesses discussed above were presented as assets and liabilities held for sale in the statement of financial position.  At June 30, 2012 assets and liabilities held for sale included the consumer packaging business discussed above.  Assets and liabilities held for sale at December 31, 2011 included both the consumer packaging and finishing businesses discussed above.  The following table summarizes the classes of assets and liabilities held for sale at June 30, 2012 and December 31, 2011:

(In millions)	June 30, 2012	December 31, 2011
Trade receivables	$11	$72
Inventories	7	56
Net plant and equipment	2	44
Goodwill and intangible assets	55	201
Other	2	13
Total assets held for sale	$77	$386

Accounts payable	$2	$22
Accrued expenses	3	55
Other	1	30
Total liabilities held for sale	$6	$107

(3)           INCOME TAXES

The components of the effective tax rate for the six month periods ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
Estimated annual effective tax rate	29.0%	29.0%
Discrete tax adjustments	—	(12.7)
Effective tax rate	29.0%	16.3%

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

The Company believes it is reasonably possible that within the next twelve months the amount of the Company’s unrecognized tax benefits may be reduced by a range of approximately $70 million to $220 million related predominantly to cross-border loss utilization tax claims and global legal structure reorganization tax audits. The Company has recorded its best estimate of the potential exposure for these issues.

(4)           INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 were as follows:

(In millions)	June 30, 2012	December 31, 2011
Raw material	$626	$596
Work-in-process	170	156
Finished goods	1,000	964
	$1,796	$1,716

(5)          RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the second quarter and year-to-date periods ended June 30, 2012 and 2011, were as follows:

(In millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$24	$23	$4	$4	$49	$48	$7	$7
Interest cost	27	29	7	8	55	60	14	15
Expected return on plan assets	(39)	(39)	(5)	(5)	(79)	(81)	(10)	(10)
Amortization of actuarial loss	13	10	—	—	26	20	—	—
Amortization of prior service cost	—	—	—	1	—	—	1	3
Net periodic benefit cost	$25	$23	$6	$8	$51	$47	$12	$15
Amounts were included in the statement of income as follows:
Income from continuing operations	$25	$22	$6	$8	$50	$46	12	15
Income from discontinued operations	—	1	—	—	1	1	—	—
Total	$25	$23	$6	$8	$51	$47	$12	$15

The Company expects to contribute approximately $165 million to its pension plans and $39 million to its other postretirement plans in 2012. As of June 30, 2012, contributions of $144 million to pension plans and $16 million to other postretirement plans have been made.

(6)           SHORT-TERM DEBT

The Company had outstanding commercial paper of $1.3 billion at June 30, 2012 and $192 million at December 31, 2011. Commercial paper is stated at cost, which approximates fair value.

(7)           LONG-TERM DEBT

Based on rates for comparable instruments, which are classified as Level 2 inputs, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In millions)	June 30, 2012	December 31, 2011
Fair value	$3,954	$4,234
Carrying value	3,475	3,751

In June 2007, the Company entered into a $500 million line of credit agreement with a termination date of June 15, 2012.  In June 2010, the Company entered into an additional $1.0 billion line of credit agreement with a termination date of June 11, 2013.  These two lines of credit were terminated and replaced on June 8, 2012 by a $1.5 billion line of credit agreement with a termination date of June 8, 2017.   No amounts were outstanding under this facility at June 30, 2012.

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

(9)           SEGMENT INFORMATION

The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies.  In the first quarter of 2012, the Company made certain changes in its management reporting structure that resulted in changes in some of the reportable segments.  These changes primarily related to the industrial fasteners reporting unit, formerly in the All Other segment, moving to the Transportation segment; certain businesses in a Latin American reporting unit, formerly in the Polymers & Fluids segment, moving to the Transportation segment; and a worldwide insulation reporting unit, formerly in the Industrial Packaging segment, moving to the Power Systems & Electronics segment. The changes in the reportable segments and underlying reporting units did not result in any goodwill impairment charges in the first quarter of 2012. The prior period segment results have been restated to conform to the current year reporting of these businesses. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding operating revenues and operating income for the Company’s segments.

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

The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. In the first quarter of 2012, the Company made certain changes in its management reporting structure that resulted in changes in some of the reportable segments. These changes primarily related to the industrial fasteners reporting unit, formerly in the All Other segment, moving to the Transportation segment; certain businesses in a Latin American reporting unit, formerly in the Polymers & Fluids segment, moving to the Transportation segment; and a worldwide insulation reporting unit, formerly in the Industrial Packaging segment, moving to the Power Systems & Electronics segment. The changes in the reportable segments and underlying reporting units did not result in any goodwill impairment charges in the first quarter of 2012. The prior period segment results have been restated to conform to the current year reporting of these businesses.

The following discussion of operating results should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$4,655	$4,615	$9,202	$8,887
Operating income	770	711	1,475	1,370
Margin %	16.5%	15.4%	16.0%	15.4%

In the second quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	2.3%	6.0%	0.6%	2.7%	7.2%	0.7%
Changes in variable margins & overhead costs	-	6.4	0.9	-	4.5	0.6
Total	2.3	12.4	1.5	2.7	11.7	1.3

Acquisitions and divestitures	3.0	0.7	(0.4)	3.7	0.9	(0.4)
Restructuring costs	-	(0.1)	-	-	(1.9)	(0.3)
Impairment of goodwill & intangibles	-	-	-	-	-	-
Translation	(4.5)	(4.7)	-	(3.0)	(3.0)	-
Other	0.1	-	-	0.1	-	-
Total	0.9%	8.3%	1.1%	3.5%	7.7%	0.6%

Operating Revenues
Revenues increased 0.9% and 3.5% for the second quarter and year-to-date periods of 2012, respectively, versus 2011. Worldwide base revenues increased 2.3% and 2.7% for the second quarter and year-to-date periods, respectively, as economic conditions in North America remained strong while the European economic environment remained modestly negative, and Asia continued to experience slower growth. North American base revenues increased 5.4% and 5.8% for the second quarter and year-to-date periods, respectively, while international base revenues declined 0.8% and 0.3%, respectively, as Europe decreased 1.7% and 0.8%, respectively, and Asia Pacific base business growth was 1.8% and 1.4%, respectively. Acquisitions (net of divestitures) contributed 3.0% and 3.7% to revenues in the second quarter and year-to-date periods, respectively. Significant acquisitions included a North American automotive aftermarket business purchased in the first quarter of 2011, a thermal processing and environmental equipment manufacturer purchased in the third quarter of 2011 and a manufacturer of specialty devices used to measure the flow of gases and fluids purchased in the first quarter of 2012. Currency translation resulted in a 4.5% and 3.0% decline in revenues in the second quarter and year-to-date periods, respectively, primarily due to a weaker Euro versus the year ago period.

Operating Income
Operating income increased 8.3% and 7.7% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to the positive operating leverage effects of the base revenue increase noted above and the improved variable margins further discussed below. Currency translation resulted in a 4.7% and 3.0% decline in operating income in the second quarter and year-to-date periods, respectively, primarily due to a weaker Euro versus the year ago period.  Higher restructuring expenses due to increased cost reduction activities negatively impacted operating income by 0.1% and 1.9% in the second quarter and year-to-date periods, respectively. Base margins increased 150 and 130 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive operating leverage effect of the increase in base revenues of 60 and 70 basis points, respectively, and improvements in variable margins and overhead costs.  The 90 and 60 basis point improvements in variable margins and overhead costs in the second quarter and year-to-date periods, respectively, were primarily due to the favorable effect of selling price versus material cost comparisons of 60 and 50 basis points, respectively. The increase in base margins was partially offset by a 30 basis point operating margin decline in the year-to-date period due to the higher restructuring expenses noted above. Acquisitions and divestitures diluted operating margins by 40 basis points in both the second quarter and year-to-date periods primarily due to amortization expense related to intangible assets from acquisitions made within the past year.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Transportation	$896	$895	$1,819	$1,734
Power Systems & Electronics	810	752	1,601	1,464
Industrial Packaging	627	661	1,239	1,253
Food Equipment	476	492	949	965
Construction Products	489	520	958	984
Polymers & Fluids	334	337	637	624
Decorative Surfaces	286	285	561	553
All Other	755	694	1,471	1,352
Intersegment revenues	(18)	(21)	(33)	(42)
Total operating revenues	$4,655	$4,615	$9,202	$8,887

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

This segment primarily serves the automotive original equipment manufacturers and tiers, and automotive aftermarket markets.

The results of operations for the Transportation segment for the second quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$896	$895	$1,819	$1,734
Operating income	143	137	294	274
Margin %	16.0%	15.3%	16.2%	15.8%

In the second quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	3.4%	7.9%	0.7%	4.2%	9.6%	0.8%
Changes in variable margins & overhead costs	-	2.3	0.3	-	0.3	0.1
Total	3.4	10.2	1.0	4.2	9.9	0.9

Acquisitions and divestitures	1.1	0.7	(0.1)	3.7	2.9	(0.1)
Restructuring costs	-	(1.5)	(0.2)	-	(1.8)	(0.3)
Impairment of goodwill & intangibles	-	-	-	-	-	-
Translation	(4.4)	(5.0)	-	(3.0)	(3.7)	(0.1)
Other	-	-	-	-	-	-
Total	0.1%	4.4%	0.7%	4.9%	7.3%	0.4%

Operating Revenues
Revenues increased 0.1% and 4.9% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 due to an increase in base revenues and revenues from acquisitions, partially offset by the unfavorable effect of currency translation. The increase in acquisition revenue for the second quarter and year-to-date periods was primarily due to the purchase of a North American automotive aftermarket business in the first quarter of 2011 and a European automotive aftermarket business in the third quarter of 2011. North American automotive base revenues increased 8.0% and 7.4% in the second quarter and year-to-date periods, respectively, primarily due to increases in the major US automakers’ auto builds of approximately 7.0% and 9.0% for the respective periods. International automotive base revenues increased 4.2% and 5.8% in the second quarter and year-to-date periods, respectively, primarily due to Asia Pacific base revenue growth of 24.2% and 21.3%, respectively, driven by the Company’s growing product penetration with Chinese automotive original equipment manufacturers and increased auto builds. European base revenues grew 0.9% and 3.7% in the second quarter and year-to-date periods, respectively, due to favorable customer mix and product penetration gains, as European car builds decreased approximately 7% and 5% for the respective periods. The automotive aftermarket base business declined 1.8% for the second quarter and 1.2% for the year-to-date period due to decreased demand for car care products as discretionary consumer spending continued to be soft in North America and Europe. Base revenues for the truck remanufacturing and related parts and service business increased 4.1% and 5.7% for the second quarter and year-to-date periods, respectively, primarily due to strong energy development activity that increased demand in North America.

Operating Income
Operating income increased 4.4% and 7.3% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to the increase in base revenues and income from acquisitions, partially offset by the unfavorable effect of currency translation and higher restructuring expenses due to increased cost reduction activities. Base margins increased 100 and 90 basis points for the second quarter and year-to-date periods, respectively, primarily as a result of positive leverage from the increase in base revenues and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins primarily due to the positive impact of selling price versus material cost comparisons of 30 and 10 basis points in the second quarter and year-to-date periods, respectively. The increase in total base margins was partially offset by a 20 and 30 basis point operating margin decline in the second quarter and year-to-date periods, respectively, due to the higher restructuring expenses noted above. Acquisitions and divestitures diluted operating margins by 10 basis points for each respective period primarily due to the impact of intangible asset amortization from acquisitions made within the past year.

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
•      airport ground support equipment;
•      pressue sensitive adhesives and components for telecommunications, electronics, medical and transportation applications; and
•      metal jacketing and other insulation products.

This segment primarily serves the general industrial, electronics, construction and automotive original equipment manufacturers markets.

The results of operations for the Power Systems & Electronics segment for the second quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$810	$752	$1,601	$1,464
Operating income	172	155	341	305
Margin %	21.2%	20.6%	21.3%	20.8%

In the second quarter and year-to-date periods of 2012, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	5.2%	10.2%	1.1%	6.1%	11.7%	1.1%
Changes in variable margins & overhead costs	-	3.3	0.5	-	3.4	0.7
Total	5.2	13.5	1.6	6.1	15.1	1.8

Acquisitions	4.8	(0.6)	(1.1)	4.8	(1.3)	(1.2)
Restructuring costs	-	0.6	0.1	-	(0.3)	(0.1)
Impairment of goodwill & intangibles	-	-	-	-	-	-
Translation	(2.3)	(2.5)	-	(1.5)	(1.7)	-
Other	-	-	-	-	-	-
Total	7.7%	11.0%	0.6%	9.4%	11.8%	0.5%

Operating Revenues
Revenues increased 7.7% and 9.4% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to growth in base business and revenues from acquisitions, partially offset by the unfavorable effect of currency translation. The acquisition revenue was primarily due to the purchase of a thermal processing and environmental equipment manufacturer in the third quarter of 2011. Worldwide welding base business revenues increased 8.8% and 13.6% for the second quarter and year-to-date periods, respectively, with North American revenues increasing 11.4% and 16.9%, respectively, driven by demand for heavy equipment in the oil and gas, agriculture and transportation end markets. Base business revenues for the international welding businesses increased 2.1% and 4.7% in the second quarter and year-to-date periods, respectively, primarily due to growth in European oil and gas end markets. Base revenues for the electronics businesses increased 1.9% for the second quarter, after a decrease of 10.5% in the first quarter, and decreased 4.2% for the year-to-date period.  Base revenues in the electronics assembly business improved in the second quarter with growth of 14.2% due to strong order rates from key electronics customers.  Base revenues for the other electronics businesses decreased 5.1% and 5.6% for the second quarter and year-to-date periods, respectively, as consumer demand for basic cell phones and computers was weaker.

Operating Income
Operating income increased 11.0% and 11.8% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to the increase in base revenues and improved variable margins, partially offset by the unfavorable effect of currency translation and the impact of acquisitions. Base margins increased 160 and 180 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive leverage effect of the growth in base business revenues and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 50 and 70 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive impact of selling price versus material cost comparisons of 80 and 90 basis points in each respective period, partially offset by additional operating expenses, including overhead investments in emerging markets related to the oil and gas businesses. Acquisitions and divestitures diluted total operating margins by 110 and 120 basis points in the second quarter and year-to-date periods, respectively, primarily due to lower operating margins and the impact of intangible asset amortization from acquisitions made within the past year.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•      steel and plastic strapping and related tools and equipment;
•      plastic stretch film and related equipment; and
•      paper and plastic products that protect goods in transit.

This segment primarily serves the general industrial, primary metals, food and beverage, and construction markets.

The results of operations for the Industrial Packaging segment for the second quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$627	$661	$1,239	$1,253
Operating income	76	70	144	131
Margin %	12.1%	10.6%	11.6%	10.5%

In the second quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.2%	0.9%	-%	1.0%	3.8%	0.3%
Changes in variable margins & overhead costs	-	16.2	1.8	-	12.4	1.3
Total	0.2	17.1	1.8	1.0	16.2	1.6

Acquisitions	0.6	-	(0.1)	2.0	1.5	-
Restructuring costs	-	-	-	-	(2.3)	(0.2)
Impairment of goodwill & intangibles	-	-	-	-	-	-
Translation	(5.9)	(8.5)	(0.2)	(4.1)	(5.5)	(0.3)
Other	-	-	-	-	-	-
Total	(5.1)%	8.6%	1.5%	(1.1)%	9.9%	1.1%

Operating Revenues
Operating revenues decreased 5.1% and 1.1% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 due to the unfavorable effect of currency translation which more than offset the increase in base revenues and revenues from acquisitions. The increase in acquisition revenue for the second quarter and year-to-date periods was primarily due to the purchase of a North American protective packaging business in the second quarter of 2011and a European protective packaging business in the fourth quarter of 2011. Worldwide strapping and equipment base revenues decreased 1.2% and 0.9% for the second quarter and year-to-date periods, respectively. Base revenues increased 3.3% and 4.0% in the second quarter and year-to-date periods, respectively, for the North American strapping and equipment businesses primarily due to increased sales of steel and plastic strapping.  Base revenues for the international strapping and equipment businesses decreased 3.9% and 3.7% in the second quarter and year-to-date periods, respectively, primarily due to a slowdown in consumable and equipment sales in Europe. Worldwide protective packaging base revenues increased 0.1% and 4.1% in the second quarter and year-to-date periods, respectively, while worldwide stretch packaging base revenues increased 2.7% and 4.2% in the same periods.

Operating Income
Operating income increased 8.6% and 9.9% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to lower operating expenses, partially offset by the unfavorable effect of currency translation. Within the year-to-date period, acquisitions contributed 1.5% of the increase, while higher restructuring expenses had a negative impact of 2.3%.  Base operating margins increased 180 and 160 basis points for the second quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 180 and 130 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive impact of selling price versus material cost comparisons of 100 and 70 basis points, respectively, and the benefits of prior restructuring projects. Restructuring expenses diluted total operating margins by 20 basis points in the year-to-date period due to increased cost reduction activities in the first quarter of 2012, and currency translation diluted operating margins by 20 basis points in the second quarter and 30 basis points in the year-to-date period.

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

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$476	$492	$949	$965
Operating income	75	67	151	134
Margin %	15.8%	13.6%	15.9%	13.9%

In the second quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.3%	4.1%	0.4%	1.4%	4.5%	0.4%
Changes in variable margins & overhead costs	-	13.8	1.8	-	11.2	1.5
Total	1.3	17.9	2.2	1.4	15.7	1.9

Acquisitions	-	-	-	-	-	-
Restructuring costs	-	-	-	-	0.7	0.1
Impairment of goodwill & intangibles	-	-	-	-	-	-
Translation	(4.6)	(6.0)	-	(3.1)	(3.7)	-
Other	-	-	-	-	-	-
Total	(3.3)%	11.9%	2.2%	(1.7)%	12.7%	2.0%

Operating Revenues
Revenues decreased 3.3% and 1.7% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 due to the unfavorable effect of currency translation more than offsetting the growth in base business. North American base revenues increased 2.8% and 4.7% in the second quarter and year-to-date periods, respectively, as equipment revenues increased 3.2% and 5.0%, respectively, driven by private sector spending, including casual dining restaurants and supermarkets, that offset continued weakness in the institutional sector where government budgets were constrained. North American service base revenues increased 2.1% and 4.3% for the second quarter and year-to-date periods, respectively. International base revenues were relatively flat in the second quarter and decreased 2.0% in the year-to-date period, as equipment revenues were relatively flat in the second quarter, after decreasing 5.6% in the first quarter, and decreased 2.9% in the year-to-date period, and service revenues remained flat for each respective period. International equipment sales were negatively impacted by lower equipment sales to the institutional sector in Europe, partially offset by stronger sales in Asia.

Operating Income
Operating income increased 11.9% and 12.7% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to operating efficiencies and the positive operating leverage from the increase in base revenues, partially offset by the unfavorable effect of currency translation. Base operating margins increased 220 and 190 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive leverage effect of the increase in base revenues and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 180 and 150 basis points in the second quarter and year-to-date periods, respectively, primarily due to operating efficiencies in North America and Europe and the positive impact of selling price versus material cost comparisons of 60 and 40 basis points in each respective period.

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

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$489	$520	$958	$984
Operating income	59	64	95	109
Margin %	12.1%	12.3%	9.9%	11.1%

In the second quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(0.5)%	(1.7)%	-%	-%	(0.1)%	-%
Changes in variable margins & overhead costs	-	(1.4)	(0.3)	-	(2.6)	(0.3)
Total	(0.5)	(3.1)	(0.3)	-	(2.7)	(0.3)

Acquisitions and divestitures	0.3	1.6	0.1	0.5	2.7	0.2
Restructuring costs	-	-	-	-	(10.0)	(1.1)
Impairment of goodwill & intangibles	-	-	-	-	-	-
Translation	(5.8)	(6.3)	-	(3.1)	(2.8)	-
Other	-	-	-	-	-	-
Total	(6.0)%	(7.8)%	(0.2)%	(2.6)%	(12.8)%	(1.2)%

Operating Revenues
Revenues decreased 6.0% and 2.6% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to the negative impact of currency translation and flat to slightly lower base revenues. International base revenues declined 4.0% and 3.3% for the second quarter and year-to-date periods, respectively, as European base revenues declined 6.4% and 4.1% for the second quarter and year-to-date periods, respectively, due to a slowdown in commercial construction activity. Base revenues in Asia Pacific declined 0.8% and 2.3% for the second quarter and year-to-date periods, respectively, due to a weak economic and construction environment in Australia and New Zealand.  North American base revenues increased 7.9% and 8.2% for the second quarter and year-to-date periods, respectively, primarily due to positive housing starts and improved commercial and renovation activity. For the second quarter and year-to-date periods, North American renovation base revenue growth was 5.3% and 8.6%, respectively, residential base revenue growth was 12.7% and 10.2%, respectively, and commercial construction base revenue growth was 4.6% and 5.9%, respectively.

Operating Income
Operating income decreased 7.8% in the second quarter of 2012 versus 2011 primarily due to the negative impact of currency translation and the decline in base revenues, partially offset by income from acquisitions. The year-to-date period decreased 12.8% primarily due to higher restructuring expenses in the first quarter of 2012 and the negative impact of currency translation. Total base margins declined 30 basis points in both the second quarter and year-to-date periods due to changes in variable margins and overhead costs, as higher operating expenses in Europe and unfavorable product mix more than offset the benefits of prior restructuring projects and favorable selling price versus material cost comparisons of 10 and 20 basis points, respectively. Restructuring expenses reduced total operating margins by 110 basis points in the year-to-date period due to increased cost reduction activities in the first quarter of 2012.

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

This segment primarily serves the general industrial, construction, maintenance, repair and operations or “MRO”, and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$334	$337	$637	$624
Operating income	57	56	103	97
Margin %	17.1%	16.6%	16.2%	15.5%

In the second quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(0.4)%	(1.1)%	(0.2)%	0.6%	1.7%	0.2%
Changes in variable margins & overhead costs	-	8.2	1.4	-	7.6	1.1
Total	(0.4)	7.1	1.2	0.6	9.3	1.3

Acquisitions	6.2	1.8	(0.7)	5.9	1.0	(0.7)
Restructuring costs	-	-	-	-	1.0	0.2
Impairment of goodwill & intangibles	-	-	-	-	-	-
Translation	(6.7)	(7.1)	-	(4.4)	(5.1)	(0.1)
Other	-	-	-	-	-	-
Total	(0.9)%	1.8%	0.5%	2.1%	6.2%	0.7%

Operating Revenues
Revenues decreased 0.9% in the second quarter of 2012 versus 2011 due to the negative effect of currency translation and a decrease in base revenues, partially offset by revenues from acquisitions. For the year-to-date period of 2012 versus 2011, revenues increased 2.1% due to revenues from acquisitions and an increase in base revenues, partially offset by the unfavorable effect of currency translation. Acquisition revenue in the second quarter and year-to-date periods is primarily due to the purchase of a European specialty chemical business in the first quarter of 2012 and a manufacturer of advanced technology silicone materials in the second quarter of 2012. The purchase of a Latin American solvent business acquired at the beginning of the second quarter of 2011 also contributed to the year-to-date acquisition revenue. Worldwide base revenues for the polymers and hygiene businesses decreased 0.4% for the second quarter and increased 1.3% for the year-to-date period, as the slowing end markets in Europe and Brazil in the second quarter offset the base growth from the China transportation and appliance markets, and the North American military, industrial grouting and MRO markets. Worldwide base revenues for the fluids businesses decreased 0.6% and 1.0% for the second quarter and year-to-date periods, respectively, as second quarter declines in Europe were offset by growth in North America, Russia and India.

Operating Income
Operating income increased 1.8% and 6.2% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to improvements in variable margins and overhead costs, partially offset by the unfavorable effect of currency translation.  Total base margins increased 120 and 130 basis points for the second quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs of 140 and 110 basis points, respectively. The positive impact from changes in variable margins and overhead costs is primarily due to the favorable impact of selling price versus material cost comparisons of 60 basis points in both the second quarter and year-to-date periods and benefits of prior restructuring projects. Acquisitions diluted total operating margins by 70 basis points in both the second quarter and year-to-date periods primarily due to the impact of intangible asset amortization from acquisitions made within the past year.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, and other applications.

In the Decorative Surfaces segment, products include:
•      decorative high-pressure laminate for furniture, office and retail space and countertops; and
•      high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction and residential construction markets.

The results of operations for the Decorative Surfaces segment for the second quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$286	$285	$561	$553
Operating income	41	35	77	69
Margin %	14.3%	12.3%	13.7%	12.5%

In the second quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	4.8%	15.3%	1.5%	4.6%	14.3%	1.2%
Changes in variable margins & overhead costs	-	1.8	(0.1)	-	(2.7)	(0.4)
Total	4.8	17.1	1.4	4.6	11.6	0.8

Acquisitions	-	-	-	-	-	-
Restructuring costs	-	-	-	-	-	-
Impairment of goodwill & intangibles	-	-	-	-	-	-
Translation	(4.4)	-	0.6	(3.2)	-	0.4
Other	-	-	-	-	-	-
Total	0.4%	17.1%	2.0%	1.4%	11.6%	1.2%

Operating Revenues
Revenues increased 0.4% and 1.4% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 due to an increase in base business, partially offset by the unfavorable effect of currency translation. Base revenues increased 5.6% and 5.0% in the second quarter and year-to-date periods, respectively, for the North American laminate businesses primarily due to product innovation and market penetration in commercial categories. International base revenues increased 4.1% and 4.2% for the second quarter and year-to-date periods, respectively, primarily due to growth in Europe and China.

Operating Income
Operating income increased 17.1% and 11.6% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to the increase in base revenues. The increase in the year-to-date period was partially offset by higher operating expenses in the first quarter of 2012. Total base margins increased 140 and 80 basis points in the second quarter and year-to-date periods, respectively, as compared to the prior year period. Base margins increased 150 and 120 basis points in the second quarter and year-to-date periods, respectively, due to the positive leverage effect of the increase in base revenues. Changes in variable margins and overhead costs reduced base margins by 10 and 40 basis points for the second quarter and year-to-date periods, respectively, as the favorable impact of selling price versus material cost comparisons of 80 and 90 basis points, respectively, was more than offset by higher operating expenses in North America.

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

This segment primarily serves the general industrial, food and beverage, consumer durables, and food retail/service markets.

The results of operations for the All Other segment for the second quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$755	$694	$1,471	$1,352
Operating income	147	127	270	251
Margin %	19.5%	18.3%	18.4%	18.6%

In the second quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended June 30			Six Months Ended June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	2.6%	6.3%	0.7%	1.9%	4.5%	0.5%
Changes in variable margins & overhead costs	-	10.2	1.8	-	7.9	1.4
Total	2.6	16.5	2.5	1.9	12.4	1.9

Acquisitions	9.4	2.4	(1.2)	9.2	0.8	(1.4)
Restructuring costs	-	-	-	-	(3.2)	(0.6)
Impairment of goodwill & intangibles	-	-	-	-	-	-
Translation	(3.2)	(3.2)	(0.1)	(2.3)	(2.4)	(0.1)
Other	-	-	-	-	-	-
Total	8.8%	15.7%	1.2%	8.8%	7.6%	(0.2)%

Operating Revenues
Revenues increased 8.8% in the second quarter and year-to-date periods of 2012 versus 2011 due to an increase in revenues from acquisitions and growth in base business, partially offset by the unfavorable effect of currency translation. The acquisition revenue was primarily due to the first quarter 2012 purchase of a manufacturer of specialty devices used to measure the flow of gases and fluids. Base revenues increased 8.4% and 6.8% in the second quarter and year-to-date periods, respectively, for the worldwide test and measurement businesses primarily due to increased equipment orders in North America for the second quarter and year-to-date periods, as well as in Europe and China in the second quarter. For the consumer packaging businesses, base revenues decreased 0.7% and 1.1% in the second quarter and year-to-date periods, respectively, as the multipack and beverage businesses experienced ongoing softness in consumer demand in North America and Europe, and the worldwide decorating businesses improved in the second quarter, but declined in the year-to-date period.  Worldwide appliance base revenue growth was 3.2% and 5.1% in the second quarter and year-to-date periods, respectively, primarily due to improved consumer demand in the North American appliance sector, and new product launches in the second quarter.

Operating Income
Operating income increased 15.7% and 7.6% in the second quarter and year-to-date periods of 2012, respectively, versus 2011 as operating efficiencies and the positive leverage from the increase in base revenues were partially offset by the unfavorable effect of currency translation and, in the year-to-date period, higher restructuring expenses in the first quarter. Changes in variable margins and overhead costs increased base margins by 180 and 140 basis points for the second quarter and year-to-date periods, respectively, primarily due to operating efficiencies and favorable selling price versus material cost comparisons of 60 and 50 basis points, respectively. The total base margin improvement of 250 basis points for the second quarter was partially offset by the dilutive impact of acquisitions, while the year-to-date total base margin improvement of 190 basis points was more than offset by the dilutive impact of acquisitions and higher restructuring expenses. Acquisitions diluted operating margins by 120 and 140 basis points for the second quarter and year-to-date periods, respectively, primarily due to amortization expense related to intangible assets from acquisitions made within the past year. Higher restructuring expenses decreased operating margins in the year-to-date period by 60 basis points due to increased cost reduction activities in the first quarter of 2012.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $147 million in the first six months of 2012 versus $118 million in the first six months of 2011 due to intangible asset amortization related to newly acquired businesses, most notably a thermal processing and environmental equipment manufacturer in the Power Systems & Electronics segment, a manufacturer of specialty devices used to measure the flow of gases and fluids in the All Other segment, and a North American automotive aftermarket business in the Transportation segment.

INTEREST EXPENSE

Interest expense increased to $100 million in the first six months of 2012, which included interest expense on the 3.375% and 4.875% notes issued in late August 2011, versus $89 million in the first six months of 2011.  The increase was offset by lower interest expense on the 6.55% preferred debt securities which were fully paid on the first business day in 2012.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $31 million for the first six months of 2012 versus income of $21 million for the first six months of 2011 primarily due to lower foreign currency translation losses and higher interest income.

INCOME TAXES

The effective tax rate for the first six months of 2012 was 29.0% versus 16.3% for the first six months of 2011. The 2011 effective tax rate included the favorable discrete non-cash tax benefit of $166 million in the first quarter of 2011 related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. See the Income Taxes note in Item 1 – Financial Statements for further details on the discrete tax benefit.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $998 million ($2.08 per diluted share) in the first six months of 2012 was 8.4% lower than the 2011 income from continuing operations of $1.1 billion ($2.17 per diluted share).  As noted above, the 2011 income from continuing operations includes the discrete tax benefit of $166 million related to the Australian tax matter.

FOREIGN CURRENCY

The weakening of foreign currencies against the U.S. Dollar decreased operating revenues for the first six months of 2012 by approximately $258 million and decreased income from continuing operations by approximately $29 million ($0.06 per diluted share) versus 2011.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations increased to $369 million ($0.77 per diluted share) in the first six months of 2012 versus $32 million ($0.06 per diluted share) in the first six months of 2011 primarily as a result of the gain on the sale of the finishing group of businesses in the second quarter of 2012. See the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. Management continues to believe that internally generated cash flows will be adequate to service debt, to finance internal growth, to continue to pay dividends, and to fund small to medium-sized acquisitions.

The primary uses of liquidity are:

•      dividnend payments - the Company's dividend payout guidelines are 30% to 45% of the average of the last two years' free operating cash flow;
•      acquisitions; and
•      share repurchases.

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

Summarized cash flow information for the second quarter and year-to-date periods of 2012 and 2011 was as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$509	$312	$832	$457
Additions to plant and equipment	(100)	(87)	(184)	(176)
Free operating cash flow	$409	$225	$648	$281

Cash dividends paid	$(172)	$(170)	$(346)	$(339)
Acquisition of businesses (excluding cash and equivalents)	(106)	(205)	(587)	(748)
Net proceeds from sale of discontinued operations	626	—	626	—
Repurchases of common stock	(557)	(550)	(1,000)	(550)
Net proceeds (repayments) of debt	191	695	926	1,113
Other	71	60	271	165
Effect of exchange rate changes on cash and
equivalents	(74)	92	(24)	123
Increase (decrease) in cash and equivalents	$388	$147	$514	$45

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). In the second quarter of 2012, the Company made repurchases of approximately 9.5 million shares of its common stock at an average price of $55.40 under the 2011 Program. As of June 30, 2012, there was approximately $2.9 billion of authorized repurchases remaining under the 2011 Program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and cash equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. For the second quarter and year-to-date periods of 2012 and 2011, ROIC was as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating income	$770	$711	$1,475	$1,370
Taxes (29.0% for 2012, 29.0% as
adjusted for 2011)	(223)	(206)	(428)	(397)
Operating income after taxes, as adjusted	$547	$505	$1,047	$973
Invested capital:
Trade receivables	$3,164	$3,146	$3,164	$3,146
Inventories	1,796	1,920	1,796	1,920
Net plant and equipment	2,067	2,132	2,067	2,132
Investments	271	436	271	436
Goodwill and intangible assets	7,824	7,207	7,824	7,207
Accounts payable and accrued expenses	(2,264)	(2,296)	(2,264)	(2,296)
Net assets held for sale	71	322	71	322
Other, net	386	397	386	397
Total invested capital	$13,315	$13,264	$13,315	$13,264
Average invested capital	$13,456	$12,954	$13,252	$12,387
Annualized return on average invested capital	16.3%	15.6%	15.8%	15.7%

The ROIC increase of 70 basis points in the second quarter of 2012 compared to the second quarter of 2011 was the result of average invested capital increasing 3.9%, while operating income after taxes increased 8.3%.

The ROIC increase of 10 basis points for the year-to-date period of 2012 compared to the year-to-date period of 2011 was the result of average invested capital increasing 7.0%, while operating income after taxes increased 7.6%.

In the first quarter of 2011, the Company recorded a favorable discrete non-cash tax benefit of $166 million related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. See the Income Taxes note in Item 1 – Financial Statements for further details on this discrete tax benefit. Since the benefit was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the second quarter 2011 tax rate, as reported, to the tax rate used above is as follows:

(Dollars in millions)	Six Months Ended June 30, 2011
	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$1,302	$212	16.3%
Discrete tax adjustment	—	166	12.7%
As adjusted	$1,302	$378	29.0%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at June 30, 2012 and December 31, 2011 is summarized as follows:

(Dollars in millions)	June 30, 2012	December 31, 2011	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,692	$1,178	$514
Trade receivables	3,164	2,819	345
Inventories	1,796	1,716	80
Other	822	750	72
Assets held for sale	77	386	(309)
	7,551	6,849	702
Current liabilities:
Short-term debt	1,438	502	936
Accounts payable and accrued expenses	2,264	2,132	132
Other	228	236	(8)
Liabilities held for sale	6	107	(101)
	3,936	2,977	959
Net working capital	$3,615	$3,872	$(257)
Current ratio	1.92	2.30

Cash and equivalents totaled approximately $1.7 billion as of June 30, 2012, all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the United States. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, acquisitions, share repurchases, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by short-term credit facilities of $2.5 billion, for short-term liquidity needs. The Company believes cash generated domestically will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt and total debt to capitalization at June 30, 2012 and December 31, 2011 were as follows:

(Dollars in millions)	June 30, 2012	December 31, 2011
Short-term debt	$1,438	$502
Long-term debt	3,468	3,488
Total debt	$4,906	$3,990

Total debt to capitalization	32.7%	28.5%

The Company had outstanding commercial paper of $1.3 billion at June 30, 2012 and $192 million at December 31, 2011 which is included in short-term debt. The Company believes that based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary.

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

Total debt to EBITDA for the trailing twelve month periods ended June 30, 2012 and December 31, 2011 was as follows:

(Dollars in millions)	Twelve Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
Total debt	$4,906	$3,990

Income from continuing operations	$1,925	$2,017
Add:
Interest expense	203	192
Other income (expense)	(63)	(54)
Income taxes	772	576
Depreciation	332	336
Amortization and impairment of goodwill and other intangible assets	284	255
EBITDA	$3,453	$3,322

Total debt to EBITDA ratio	1.4	1.2

Stockholders’ Equity

The changes to stockholders’ equity during 2012 were as follows:

(In millions)

Total stockholders’ equity, December 31, 2011	$10,034
Net income	1,367
Stock option and restricted stock activity	127
Repurchases of common stock	(1,000)
Cash dividends declared	(340)
Foreign currency translation adjustments	(115)
Other	28
Total stockholders’ equity, June 30, 2012	$10,101

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, the Company’s portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated.  Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, and Asia Pacific, (3) the potential negative impact of acquisitions on the Company’s profitability and return on invested capital, (4) the risk of intentional acts of our employees, agents or business partners that violate anti-corruption and other laws, (5) the unfavorable impact of foreign currency fluctuations, (6) decreases in credit availability, (7) raw material price increases and supply shortages, (8) an interruption in, or reduction in, introducing new products into the Company’s product lines, (9) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, (10) unfavorable tax law changes and tax authority rulings, (11) financial market risks to the Company’s obligations under its defined benefit pension plans, and (12) potential adverse outcomes in legal proceedings.  These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Any forward-looking statements made by the Company speak only as of the date on which they are made.  The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2012. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2012 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Initial buybacks under that program of $79 million were made in the third quarter of 2011. Buybacks resumed with an additional $474 million of repurchases made in the first quarter of 2012, and an additional $526 million in the second quarter of 2012 as summarized in the table below.  As of June 30, 2012, there was approximately $2.9 billion of authorized repurchases remaining under the 2011 Program.

Share repurchase activity under this program for the second quarter of 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under Programs
April 2012	4,059,691	$55.71	4,059,691	$3,221,096,741
May 2012	5,437,685	$55.17	5,437,685	$2,921,096,741
June 2012	-	-	-	$2,921,096,741
Total	9,497,376		9,497,376

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101*
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

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

ILLINOIS TOOL WORKS INC.

Dated: August 3, 2012	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)