Form 10-Q
period 2012-09-30
ILLINOIS TOOL WORKS INC
filed 2012-10-26
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [ ]                        No [X]

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2012: 463,449,246.

Part I – Financial Information
Item 1 – Financial Statements
ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions except per share amounts)	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues	$4,501	$4,580	$13,703	$13,467
Cost of revenues	2,855	2,962	8,730	8,720
Selling, administrative, and research
and development expenses	811	836	2,516	2,477
Amortization of intangible assets	70	68	217	186
Impairment of goodwill and other intangible assets	2	—	2	—
Operating Income	763	714	2,238	2,084
Interest expense	(53)	(49)	(153)	(138)
Other income (expense)	29	25	60	46
Income from Continuing Operations
Before Income Taxes	739	690	2,145	1,992
Income Taxes	214	200	622	412
Income from Continuing Operations	525	490	1,523	1,580
Income from Discontinued Operations	(1)	17	368	49
Net Income	$524	$507	$1,891	$1,629
Income Per Share from Continuing Operations:
Basic	$1.13	$1.01	$3.22	$3.20
Diluted	$1.12	$1.00	$3.20	$3.17
Income Per Share from Discontinued Operations:
Basic	$—	$0.04	$0.78	$0.10
Diluted	$—	$0.04	$0.77	$0.10
Net Income Per Share:
Basic	$1.13	$1.04	$4.00	$3.30
Diluted	$1.12	$1.04	$3.97	$3.27
Cash Dividends Per Share:
Paid	$0.36	$0.34	$1.08	$1.02
Declared	$0.38	$0.36	$1.10	$1.04
Shares of Common Stock Outstanding
During the Period:
Average	464.8	486.3	473.2	494.2
Average assuming dilution	468.1	488.8	476.6	497.9

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$524	$507	$1,891	$1,629
Other comprehensive income:
Foreign currency translation adjustments	133	(538)	18	(111)
Pension and other postretirement benefit adjustments, net of tax	9	8	35	25
Comprehensive income	$666	$(23)	$1,944	$1,543

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In millions)	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$2,054	$1,178
Trade receivables	3,062	2,819
Inventories	1,760	1,716
Deferred income taxes	410	366
Prepaid expenses and other current assets	364	384
Assets held for sale	—	386
Total current assets	7,650	6,849
Net Plant and Equipment	2,081	2,025
Investments	226	409
Goodwill	5,506	5,198
Intangible Assets	2,302	2,233
Deferred Income Taxes	473	634
Other Assets	785	636
	$19,023	$17,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$424	$502
Accounts payable	770	697
Accrued expenses	1,504	1,435
Cash dividends payable	176	174
Income taxes payable	48	57
Deferred income taxes	6	5
Liabilities held for sale	—	107
Total current liabilities	2,928	2,977
Noncurrent Liabilities:
Long-term debt	4,572	3,488
Deferred income taxes	120	117
Other liabilities	1,141	1,368
Total noncurrent liabilities	5,833	4,973
Stockholders’ Equity:
Common stock	5	5
Additional paid-in-capital	921	686
Income reinvested in the business	13,168	11,794
Common stock held in treasury	(4,118)	(2,692)
Accumulated other comprehensive income	277	224
Noncontrolling interest	9	17
Total stockholders’ equity	10,262	10,034
	$19,023	$17,984

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	September 30,
	2012	2011
Cash Provided by (Used for) Operating Activities:
Net income	$1,891	$1,629
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) Loss on disposal of discontinued operations	(469)	—
Depreciation	242	253
Amortization and impairment of goodwill and other intangible assets	219	188
Change in deferred income taxes	(41)	(44)
Provision for uncollectible accounts	12	5
(Gain) Loss on sale of plant and equipment	(2)	(3)
Income from investments	(11)	(18)
(Gain) Loss on sale of operations and affiliates	(25)	(2)
Stock compensation expense	36	42
Other non-cash items, net	(4)	(5)
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(209)	(467)
Inventories	(7)	(129)
Prepaid expenses and other assets	(80)	(11)
Increase (decrease) in--
Accounts payable	30	20
Accrued expenses and other liabilities	(42)	98
Income taxes	(65)	(327)
Other, net	(8)	15
Net cash provided by operating activities	1,467	1,244
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(649)	(1,199)
Additions to plant and equipment	(274)	(259)
Purchase of investments	(1)	(2)
Proceeds from investments	201	23
Proceeds from sale of plant and equipment	20	14
Net proceeds from sale of discontinued operations	723	—
Proceeds from sale of operations and affiliates	74	2
Other, net	(3)	12
Net cash provided by (used for) investing activities	91	(1,409)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(515)	(506)
Issuance of common stock	215	140
Repurchases of common stock	(1,396)	(950)
Net proceeds of debt with original maturities of three months or less	170	709
Proceeds from debt with original maturities of more than three months	1,079	989
Repayments of debt with original maturities of more than three months	(265)	(7)
Excess tax benefits from share-based compensation	13	8
Net cash provided by (used for) financing activities	(699)	383
Effect of Exchange Rate Changes on Cash and Equivalents	17	(85)
Cash and Equivalents:
Increase (decrease) during the period	876	133
Beginning of period	1,178	1,186
End of period	$2,054	$1,319
Cash Paid During the Period for Interest	$112	$68
Cash Paid During the Period for Income Taxes, Net of Refunds	$823	$775
Liabilities Assumed from Acquisitions	$173	$178
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

(2)    PENDING DIVESTITURE OF MAJORITY INTEREST IN DECORATIVE SURFACES SEGMENT

On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51 percent majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Under the terms of the Investment Agreement, the Company will contribute the assets and stock of the Decorative Surfaces segment to a newly formed joint venture, Wilsonart International Holdings LLC (“Wilsonart”). Through a combination of CD&R’s equity investment in Wilsonart and new third party borrowings by a subsidiary of Wilsonart, the Company and its subsidiaries will receive payments of approximately $1.05 billion from Wilsonart and its subsidiaries and hold common units (the “Common Units”) initially representing approximately 49% (on an as-converted basis) of the total outstanding equity of Wilsonart immediately following the closing of the transaction. CD&R will contribute $395 million to Wilsonart in exchange for newly issued cumulative convertible participating preferred units (the “Preferred Units”) of Wilsonart initially representing approximately 51% (on an as-converted basis) of the total outstanding equity immediately following the closing of the transaction. The Preferred Units will rank senior to the Common Units as to dividends and liquidation preference.  The Preferred Units will have an initial liquidation preference of $395 million and will accrue dividends at a rate of 10.00% per annum payable in cash or in additional Preferred Units at the option of Wilsonart.  In the event the amount of dividends paid in additional Preferred Units exceeds certain thresholds, the dividends may accumulate as cash dividends to be paid at a later date, in which case the dividend rate will increase to 12.00% per annum.  Dividend payments on the Preferred Units may be eliminated if Wilsonart achieves certain performance targets for three consecutive twelve-month periods. Under the terms of the Investment Agreement, it is anticipated that Wilsonart will incur new third party indebtedness of approximately $725 million.

Closing of the transaction is expected to occur in the fourth quarter of 2012 following the completion of a marketing period in connection with the new third-party financing arranged by CD&R and is subject to certain customary conditions, including no occurrence of a “Material Adverse Effect” on the business since August 15, 2012, and obtaining regulatory approvals. The Company expects to recognize a gain in the fourth quarter as a result of the transaction. As of the close of the transaction, the Company expects to cease to consolidate the results of the Decorative Surfaces segment and anticipates it will report its ownership interest in Wilsonart using the equity method of accounting.

(3)           DISCONTINUED OPERATIONS

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses included within the All Other segment to Graco Inc. in a $650 million cash transaction. The sale of the finishing business to Graco was completed on April 2, 2012, resulting in a pre-tax gain of $454 million which was included in income from discontinued operations in the second quarter of 2012.

In the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the All Other segment and an electronic components business in the Power Systems & Electronics segment. The consumer packaging and electronics components businesses were classified as held for sale beginning in the second quarter of 2011. The electronic components business was sold in the fourth quarter of 2011. The consumer packaging business was sold in the third quarter of 2012, resulting in a pre-tax gain of $17 million which was included in income from discontinued operations. The Company also exited a flooring business in the Decorative Surfaces segment in early 2011.

The consolidated statement of income and the notes to financial statements for all periods have been restated to present the operating results of the divested or exited businesses discussed above as discontinued operations.

Results of the discontinued operations for the third quarter and year-to-date periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$10	$129	$142	$367
Income before income taxes	$16	$28	$481	$74
Income taxes	(17)	(11)	(113)	(25)
Income from discontinued operations	$(1)	$17	$368	$49
The assets and liabilities of the divested businesses discussed above were presented as assets and liabilities held for sale in the statement of financial position.  There were no businesses classified as held for sale at September 30, 2012.  Assets and liabilities held for sale at December 31, 2011 included both the consumer packaging and finishing businesses discussed above.  The following table summarizes the classes of assets and liabilities held for sale at December 31, 2011:

(In millions)	December 31, 2011
Trade receivables	$72
Inventories	56
Net plant and equipment	44
Goodwill and intangible assets	201
Other	13
Total assets held for sale	$386
Accounts payable	$22
Accrued expenses	55
Other	30
Total liabilities held for sale	$107

(4)           INCOME TAXES

The components of the effective tax rate for the nine month periods ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended
	September 30,
	2012	2011
Estimated annual effective tax rate	29.0%	29.0%
Discrete tax adjustments	—%	(8.3)%
Effective tax rate	29.0%	20.7%

The Company litigated a dispute with the Australian Tax Office over the tax treatment of an intercompany financing transaction between the U.S. and Australia. The case was heard before the Federal Court of Australia, Victoria, in September 2010. The proceedings resulted from the Company’s appeal of a decision by the Australian Tax Commissioner to disallow income tax deductions for the income tax years 2002 through 2005 and the assessment of withholding taxes for income tax year 2003. The Company also contested the Commissioner’s similar determination for income tax years 2006 and 2007; however, the parties agreed to follow the Court’s decision made on the earlier years. On February 4, 2011, the Federal Court of Australia, Victoria, decided in the Company’s favor with respect to a significant portion of the income tax deductions. The Court issued the final orders on February 18, 2011. Based on this decision, the Company decreased its unrecognized tax benefits related to this matter by approximately $197 million and recorded a favorable discrete non-cash tax benefit to reduce tax expense by $166 million in the first quarter of 2011. Subsequent to the 2011 ruling, the Australian Tax Office appealed the timing of certain of the deductions. In March 2012, the Court ruled in favor of the Australian Tax Office regarding the timing of the deductions, which did not have a material impact on the Company.

During the first quarter of 2011, the Company resolved an issue with the Internal Revenue Service in the United States related to a deduction for foreign exchange losses on an intercompany loan that resulted in a decrease in unrecognized tax benefits of approximately $179 million.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions and a number of these audits are currently ongoing, including the Internal Revenue Service, German Fiscal Authority, and French Fiscal Authority, which may increase the amount of the unrecognized tax benefits in future periods.  In the U.S., the Internal Revenue Service has completed its audit for the years 2008-2009 and has proposed certain adjustments which the Company is protesting.  Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company’s unrecognized tax benefits may be increased or decreased by approximately $150 million related predominantly to intercompany financing and global legal structure reorganization transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(5)           INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 were as follows:

(In millions)	September 30, 2012	December 31, 2011
Raw material	$614	$596
Work-in-process	176	156
Finished goods	970	964
	$1,760	$1,716

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

When performing its annual impairment assessment, the Company evaluates the goodwill assigned to each of its 43 reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a detailed cash flow forecast prepared by the relevant reporting unit, market multiples from similar transactions and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit's goodwill.

The Company's indefinite-lived intangible assets consist of trademarks and brands. The estimated fair values of these intangible assets are determined based on a relief-of-royalty income approach derived from internally forecasted revenues of the related products. If the fair value of the trademark or brand is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible asset.

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2012 and 2011. In the third quarter of 2012, these assessments resulted in a goodwill impairment charge of approximately $1 million related to the pressure sensitive adhesives reporting unit in the Power Systems & Electronics segment and an intangible asset impairment charge of approximately $1 million related to the international reporting unit in the Food Equipment segment. There were no impairment charges in 2011.

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings in the third quarter of 2012 is as follows:

(In millions)
	Book Value	Fair Value	Total Impairment Charges
Goodwill	$146	$145	$1
Indefinite-lived intangible assets	5	4	1

On January 1, 2012, the Company adopted new accounting guidance which provides the option to first assess qualitative factors in determining whether it is necessary to perform the two-step test for goodwill impairment.  Under the new guidance, further testing using the two-step test would only be required when, based on the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  The adoption of the new accounting guidance did not impact the Company's consolidated financial statements.

(7)          RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the third quarter and year-to-date periods ended September 30, 2012 and 2011, were as follows:

(In millions)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$24	$23	$3	$3	$73	$71	$10	$10
Interest cost	28	28	7	7	83	88	21	22
Expected return on plan assets	(39)	(38)	(5)	(5)	(118)	(119)	(15)	(15)
Amortization of actuarial loss	13	10	—	—	39	30	—	—
Amortization of prior service cost	—	—	1	2	—	—	2	5
Net periodic benefit cost	$26	$23	$6	$7	$77	$70	$18	$22
Amounts were included in the statement of income as follows:
Income from continuing operations	$26	$22	$6	$7	$77	$67	18	22
Income from discontinued operations	—	1	—	—	—	3	—	—
Total	$26	$23	$6	$7	$77	$70	$18	$22

The Company expects to contribute approximately $180 million to its pension plans and $39 million to its other postretirement plans in 2012. As of September 30, 2012, contributions of $162 million to pension plans and $23 million to other postretirement plans have been made.

(8)           SHORT-TERM DEBT

The Company had outstanding commercial paper of $357 million at September 30, 2012 and $192 million at December 31, 2011. Commercial paper is stated at cost, which approximates fair value.

(9)           LONG-TERM DEBT

Based on rates for comparable instruments, which are classified as Level 2 inputs, the approximate fair value and related carrying value of the Company’s long-term debt, including current maturities, were as follows:

(In millions)	September 30, 2012	December 31, 2011
Fair value	$5,091	$4,234
Carrying value	4,580	3,751

On June 8, 2012, the Company entered into a $1.5 billion line of credit agreement with a termination date of June 8, 2017. In connection with the new line of credit, the Company terminated its $500 million line of credit agreement with a termination date of June 15, 2012 and its $1.0 billion line of credit agreement with a termination date of June 11, 2013. No amounts were outstanding under this facility at September 30, 2012.

In August 2012, the Company issued $1.1 billion of 3.9% notes due September 1, 2042 at 99.038% of face value. The effective interest rate of the notes is 3.955%. These notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured indebtedness of the Company.

(10)           COMMITMENTS AND CONTINGENCIES

Among the toxic tort cases in which the Company is a defendant, the Company and its subsidiaries Hobart Brothers Company and Miller Electric Mfg. Co. have been named, along with numerous other defendants, in lawsuits alleging injury from exposure to welding consumables. The plaintiffs in these suits claim unspecified damages for injuries resulting from the plaintiffs’ alleged exposure to asbestos, manganese and/or toxic fumes in connection with the welding process. In the first quarter of 2012, the Company entered into an agreement resolving substantially all of the manganese-related claims for an immaterial amount. As of September 30, 2012, a majority of the cases against the Company, Hobart Brothers and Miller Electric have been dismissed. The Company believes that the remaining claims will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

(11)           SEGMENT INFORMATION

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
CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$4,501	$4,580	$13,703	$13,467
Operating income	763	714	2,238	2,084
Margin %	16.9%	15.6%	16.3%	15.5%

In the third quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.9%	2.2%	0.2%	2.1%	5.5%	0.5%
Changes in variable margins & overhead costs	—	11.3	1.8	—	6.8	1.1
Total	0.9	13.5	2.0	2.1	12.3	1.6
Acquisitions and divestitures	1.4	(0.2)	(0.3)	2.9	0.4	(0.4)
Restructuring costs	—	(2.2)	(0.3)	—	(2.1)	(0.3)
Impairment of goodwill & intangibles	—	(0.2)	—	—	(0.1)	—
Translation	(4.1)	(4.1)	(0.1)	(3.4)	(3.1)	(0.1)
Other	0.1	—	—	0.1	—	—
Total	(1.7)%	6.8%	1.3%	1.7%	7.4%	0.8%

Operating Revenues
Revenues decreased 1.7% for the third quarter of 2012 versus 2011 due to the negative effect of currency translation, partially offset by revenues from acquisitions (net of divestitures) and an increase in base revenues. For the year-to-date period of 2012 versus 2011, revenues increased 1.7% due to revenues from acquisitions (net of divestitures) and an increase in base revenues, partially offset by the negative effect of currency translation. Worldwide base revenues increased 0.9% and 2.1% for the third quarter and year-to-date periods, respectively, as economic conditions in North America were modestly positive while the European economic environment remained weak, and Asia Pacific further softened. North American base revenues increased 3.9% and 5.2% for the third quarter and year-to-date periods, respectively. International base revenues declined 2.7% and 1.4%, respectively, as Europe decreased 3.7% and 2.1%, respectively, and Asia Pacific base business decreased 1.5% in the third quarter and was flat for the year-to-date period. Acquisitions (net of divestitures) contributed 1.4% and 2.9% to revenues in the third quarter and year-to-date periods, respectively. Significant acquisitions included a manufacturer of specialty devices used to measure the flow of gases and fluids purchased in the first quarter of 2012, a thermal processing and environmental equipment manufacturer purchased in the third quarter of 2011, and a North American automotive aftermarket business purchased in the first quarter of 2011. Currency translation resulted in a 4.1% and 3.4% decline in revenues in the third quarter and year-to-date periods, respectively, primarily due to a weaker Euro versus the year ago period.

Operating Income
Operating income increased 6.8% and 7.4% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to improved variable margins and the positive operating leverage effects of the base revenue increase noted above, and lower operating expenses in the third quarter. Currency translation resulted in a 4.1% and 3.1% decline in operating income in the third quarter and year-to-date periods, respectively, primarily due to a weaker Euro versus the year ago period.  Higher restructuring expenses due to increased cost reduction activities negatively impacted operating income by 2.2% and 2.1% in the third quarter and year-to-date periods, respectively. Base margins increased 200 and 160 basis points in the third quarter and year-to-date periods, respectively, primarily due to improvements in variable margins and overhead costs, and the positive operating leverage effect of the increase in base revenues of 20 and 50 basis points, respectively.  The 180 and 110 basis point improvements in variable margins and overhead costs in the third quarter and year-to-date periods, respectively, were primarily due to the favorable effect of selling price versus material cost comparisons of 80 and 60 basis points, respectively, and lower operating expenses in the third quarter. The increase in base margins was partially offset by a 30 and 40 basis point decline related to acquisitions (net of divestitures) in the third quarter and year-to-date periods, respectively, primarily due to amortization expense associated with intangible assets from acquisitions made within the past year. Restructuring expenses diluted operating margins by 30 basis points in both the third quarter and year-to-date periods due to the higher restructuring expenses noted above.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenues to total operating revenues is as follows:

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Transportation	$858	$877	$2,677	$2,611
Power Systems & Electronics	813	778	2,414	2,242
Industrial Packaging	599	628	1,838	1,881
Food Equipment	491	512	1,440	1,477
Construction Products	477	514	1,435	1,498
Polymers & Fluids	308	332	945	956
Decorative Surfaces	267	283	828	836
All Other	704	675	2,175	2,027
Intersegment revenues	(16)	(19)	(49)	(61)
Total operating revenues	$4,501	$4,580	$13,703	$13,467

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

This segment primarily serves the automotive original equipment manufacturers and tiers, and automotive aftermarket markets.

The results of operations for the Transportation segment for the third quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$858	$877	$2,677	$2,611
Operating income	135	137	428	411
Margin %	15.7%	15.6%	16.0%	15.7%

In the third quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.4%	3.2%	0.3%	3.3%	7.5%	0.6%
Changes in variable margins & overhead costs	—	5.4	0.8	—	2.2	0.4
Total	1.4	8.6	1.1	3.3	9.7	1.0
Acquisitions and divestitures	0.5	0.3	—	2.7	1.8	(0.1)
Restructuring costs	—	(5.8)	(0.9)	—	(3.1)	(0.5)
Impairment of goodwill & intangibles	—	—	—	—	—	—
Translation	(4.1)	(4.9)	(0.1)	(3.5)	(4.1)	(0.1)
Other	—	—	—	—	—	—
Total	(2.2)%	(1.8)%	0.1%	2.5%	4.3%	0.3%

Operating Revenues
Revenues decreased 2.2% in the third quarter of 2012 versus 2011 due to the negative effect of currency translation, partially offset by an increase in base revenues and revenues from acquisitions. For the year-to-date period of 2012 versus 2011, revenues increased 2.5% due to an increase in base revenues and revenues from acquisitions, partially offset by the unfavorable effect of currency translation. The increase in acquisition revenue for the third quarter and year-to-date periods was primarily due to the purchase of a North American automotive aftermarket business in the first quarter of 2011 and a European automotive aftermarket business in the third quarter of 2011. North American automotive base revenues increased 9.2% and 11.0% in the third quarter and year-to-date periods, respectively, primarily due to increases in US automakers’ auto builds of approximately 14% and 20% for the respective periods, partially offset by an unfavorable customer mix. International automotive base revenues increased 8.8% and 7.2% in the third quarter and year-to-date periods, respectively. European base revenues increased 3.8% and 3.5% in the third quarter and year-to-date periods, respectively, due to favorable customer mix and product penetration gains, as European car builds decreased approximately 6% and 4% in each respective period. Asia Pacific base revenues grew 23.0% and 24.7% in the third quarter and year-to-date periods, respectively, driven by the Company’s growing product penetration with automotive original equipment manufacturers and increased auto builds in China. The automotive aftermarket base business declined 8.2% for the third quarter and 3.8% for the year-to-date period due to decreased demand for car care products in North America, China, and Europe. Base revenues for the truck remanufacturing and related parts and service business increased 1.6% and 4.3% for the third quarter and year-to-date periods, respectively, primarily due to strong energy development activity that increased consumer demand in North America.

Operating Income
Operating income decreased 1.8% in the third quarter of 2012 versus 2011 primarily due to higher restructuring expenses from increased cost reduction activities and the negative effect of currency translation, partially offset by improved variable margins and an increase in base revenues. For the year-to-date period of 2012 versus 2011, operating income increased 4.3% due to the increase in base revenues, improved variable margins, and the impact of acquisitions, partially offset by the higher restructuring expenses noted above and the negative effect of currency translation. Base margins increased 110 and 100 basis points for the third quarter and year-to-date periods, respectively, primarily as a result of changes in variable margins and overhead costs and positive leverage from the increase in base revenues. The changes in variable margins and overhead costs increased base margins primarily due to the positive impact of selling price versus material cost comparisons of 70 and 40 basis points in the third quarter and year-to-date periods, respectively. The increase in total base margins was partially offset by a 90 and 50 basis point operating margin decline in the third quarter and year-to-date periods, respectively, due to the higher restructuring expenses noted above.

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

This segment primarily serves the general industrial, electronics, construction and automotive original equipment manufacturers markets.

The results of operations for the Power Systems & Electronics segment for the third quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$813	$778	$2,414	$2,242
Operating income	179	154	520	459
Margin %	22.0%	19.8%	21.6%	20.5%

In the third quarter and year-to-date periods of 2012, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	4.5%	9.0%	0.8%	5.5%	10.8%	1.0%
Changes in variable margins & overhead costs	—	10.6	2.1	—	5.5	1.1
Total	4.5	19.6	2.9	5.5	16.3	2.1
Acquisitions	2.2	0.2	(0.4)	3.9	(0.8)	(0.9)
Restructuring costs	—	(1.2)	(0.2)	—	(0.7)	(0.1)
Impairment of goodwill & intangibles	—	(0.4)	(0.1)	—	(0.1)	—
Translation	(2.1)	(1.6)	—	(1.7)	(1.3)	—
Other	—	—	—	—	—	—
Total	4.6%	16.6%	2.2%	7.7%	13.4%	1.1%

Operating Revenues
Revenues increased 4.6% and 7.7% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to growth in base business and revenues from acquisitions, partially offset by the unfavorable effect of currency translation. The acquisition revenue was primarily due to the purchase of a thermal processing and environmental equipment manufacturer in the third quarter of 2011. Worldwide welding base business revenues increased 1.9% and 9.6% for the third quarter and year-to-date periods, respectively, with North American revenues increasing 4.6% and 12.7%, respectively, driven by demand for heavy equipment in North America, continued growth in oil and gas end markets, and demand in the transportation end market. Base business revenues for the international welding businesses decreased 5.6% in the third quarter, primarily due to a decline in Chinese ship building activity, and increased 1.3% in the year-to-date period due to growth in the European oil and gas markets, partially offset by the declines in China noted above. Base revenues for the electronics businesses increased 10.5% and 1.1% for the third quarter and year-to-date periods, respectively, with base revenues in the electronic assembly business increasing 28.9% and 10.7%, respectively, driven by strong order rates from a key electronics customer.  Base revenues for the other electronics businesses decreased 3.5% and 4.9% for the third quarter and year-to-date periods, respectively, as consumer demand for basic cell phones and computers was weaker.

Operating Income
Operating income increased 16.6% and 13.4% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to improved variable margins and an increase in base revenues, partially offset by the unfavorable effect of currency translation and higher restructuring expenses due to increased cost reduction activities. The impact of acquisitions on operating income was negative in the year-to-date period, primarily due to the impact of intangible asset amortization. Base margins increased 290 and 210 basis points in the third quarter and year-to-date periods, respectively, primarily due to the positive leverage effect of the growth in base business and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 210 basis points in the third quarter, primarily due to the positive impact of selling price versus material cost comparisons of 100 basis points, operating efficiencies, and favorable product mix in North America. For the year-to-date period, the changes in variable margins and overhead costs increased base margins by 110 basis points, primarily due to the positive impact of selling price versus material cost comparisons of 90 basis points and operating efficiencies, partially offset by additional overhead investments in emerging markets related to the oil and gas businesses. Acquisitions and divestitures diluted total operating margins by 40 and 90 basis points in the third quarter and year-to-date periods, respectively, primarily due to lower operating margins and the impact of intangible asset amortization from acquisitions made within the past year.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:
•      steel and plastic strapping and related tools and equipment;
•      plastic stretch film and related equipment; and
•      paper and plastic products that protect goods in transit.

This segment primarily serves the general industrial, primary metals, food and beverage, and construction markets.

The results of operations for the Industrial Packaging segment for the third quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$599	$628	$1,838	$1,881
Operating income	77	64	221	195
Margin %	12.8%	10.2%	12.0%	10.4%

In the third quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.2%	0.7%	0.1%	0.8%	2.8%	0.2%
Changes in variable margins & overhead costs	—	23.7	2.4	—	15.8	1.6
Total	0.2	24.4	2.5	0.8	18.6	1.8
Acquisitions	1.0	1.5	0.1	1.7	1.7	—
Restructuring costs	—	0.3	—	—	(1.3)	(0.1)
Impairment of goodwill & intangibles	—	—	—	—	—	—
Translation	(5.8)	(7.0)	—	(4.8)	(5.8)	(0.1)
Other	—	—	—	—	—	—
Total	(4.6)%	19.2%	2.6%	(2.3)%	13.2%	1.6%

Operating Revenues
Operating revenues decreased 4.6% and 2.3% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 due to the unfavorable effect of currency translation, which more than offset revenues from acquisitions and an increase in base revenues. The increase in acquisition revenue for the third quarter was primarily due to the purchase of a European protective packaging business in the fourth quarter of 2011. The increase in acquisition revenue for the year-to-date period was primarily due to the European acquisition noted above and the acquisition of a North American protective packaging business in the second quarter of 2011. Total North American base revenues increased 1.8% and 4.4% in the third quarter and year-to-date periods, respectively, while total international base revenues declined 1.2% and 2.0%, respectively. Base revenues decreased 3.1% in the third quarter for the North American strapping and equipment businesses primarily due to unfavorable selling prices and lower equipment sales, partially offset by increased sales in steel and plastic strapping. For the year-to-date period, base revenues increased 1.5% primarily due to increased sales of steel and plastic strapping, partially offset by unfavorable selling prices. Base revenues for the international strapping and equipment businesses decreased 3.1% and 3.5% in the third quarter and year-to-date periods, respectively, primarily due to a slowdown in consumable sales in the European steel and lumber markets. Worldwide stretch packaging base revenues increased 9.8% and 5.9% in the third quarter and year-to-date periods, respectively, primarily due to increased sales in North America and Europe, while worldwide protective packaging base revenues increased 0.7% and 2.9% in the same periods.

Operating Income
Operating income increased 19.2% and 13.2% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to lower operating expenses and improved variable margins, an increase in base business, and the impact of acquisitions, partially offset by the unfavorable effect of currency translation. In the third quarter and year-to-date periods, acquisitions contributed 1.5% and 1.7%, respectively, of the increase to operating income, while higher restructuring expenses had a negative impact of 1.3% on the year-to-date period.  Base operating margins increased 250 and 180 basis points for the third quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 240 and 160 basis points in the third quarter and year-to-date periods, respectively, primarily due to the positive impact of selling price versus material cost comparisons of 100 and 80 basis points, respectively, and the benefits of prior restructuring projects.

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

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$491	$512	$1,440	$1,477
Operating income	93	83	244	217
Margin %	18.8%	16.2%	16.9%	14.7%

In the third quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.3%	0.9%	0.1%	1.1%	3.1%	0.3%
Changes in variable margins & overhead costs	—	13.9	2.2	—	12.1	1.8
Total	0.3	14.8	2.3	1.1	15.2	2.1
Acquisitions	—	—	—	—	—	—
Restructuring costs	—	2.4	0.4	—	1.4	0.2
Impairment of goodwill & intangibles	—	(1.2)	(0.2)	—	(0.4)	(0.1)
Translation	(4.3)	(4.7)	0.1	(3.6)	(3.9)	—
Other	—	—	—	—	—	—
Total	(4.0)%	11.3%	2.6%	(2.5)%	12.3%	2.2%

Operating Revenues
Revenues decreased 4.0% and 2.5% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 due to the unfavorable effect of currency translation, which more than offset the growth in base business. North American base revenues increased 4.5% and 4.6% in the third quarter and year-to-date periods, respectively, as equipment revenues increased 5.9% and 5.3%, respectively, driven by private sector spending for baking, slicing, and cooking equipment in retail markets and restaurants that offset continued weakness in the institutional sector where government budgets were constrained. North

American service base revenues increased 2.3% and 3.6% for the third quarter and year-to-date periods, respectively. International base revenues decreased 4.1% and 2.7% in the third quarter and year-to-date periods, respectively, as equipment revenues decreased 8.1% and 4.7% in the same periods, driven by lower European sales, particularly in France and Italy, in the cooking, scale, and refrigeration businesses. International service revenues increased 5.8% and 1.9% in the third quarter and year-to-date periods, respectively, driven by sales in Europe.

Operating Income
Operating income increased 11.3% and 12.3% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to improved variable margins and operating efficiencies, an increase in base revenues, and lower restructuring expenses, partially offset by the unfavorable effect of currency translation. Base operating margins increased 230 and 210 basis points in the third quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 220 and 180 basis points in the third quarter and year-to-date periods, respectively, primarily due to the positive impact of selling price versus material cost comparisons of 80 and 60 basis points in each respective period, and lower operating expenses due to productivity improvements in North America and Europe. Lower restructuring expenses improved total operating margins by 40 and 20 basis points in the third quarter and year-to-date periods, respectively.
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

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$477	$514	$1,435	$1,498
Operating income	60	64	156	173
Margin %	12.6%	12.5%	10.9%	11.5%

In the third quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(2.8)%	(9.7)%	(0.9)%	(1.0)%	(3.7)%	(0.3)%
Changes in variable margins & overhead costs	—	12.3	1.6	—	3.5	0.4
Total	(2.8)	2.6	0.7	(1.0)	(0.2)	0.1
Acquisitions and divestitures	—	2.7	0.4	0.3	2.3	0.2
Restructuring costs	—	(6.7)	(0.9)	—	(9.1)	(1.1)
Impairment of goodwill & intangibles	—	—	—	—	—	—
Translation	(4.4)	(4.0)	(0.1)	(3.5)	(3.3)	0.2
Other	—	—	—	—	—	—
Total	(7.2)%	(5.4)%	0.1%	(4.2)%	(10.3)%	(0.6)%

Operating Revenues
Revenues decreased 7.2% and 4.2% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to the negative impact of currency translation and lower base revenues. International base revenues declined 5.6% and 4.0% for the third quarter and year-to-date periods, respectively, as European base revenues declined 7.7% and 5.2% for the third quarter and year-to-date periods, respectively, due to a slowdown in commercial and renovation construction activity. Base revenues in Asia Pacific declined 3.1% and 2.6% for the third quarter and year-to-date periods, respectively, primarily due to lower commercial tool sales in Australia and New Zealand.  North American base revenues increased 3.4% and 6.4% for the third quarter and year-to-date periods, respectively, primarily due to an increase in housing starts and improved fastener consumables sales. For the third quarter and year-to-date periods, North American residential base revenue growth was 7.1% and 9.1%, respectively, renovation base revenue growth was 0.9% and 5.8%, respectively, and commercial construction base revenue growth was 1.2% and 3.7%, respectively.

Operating Income
Operating income decreased 5.4% and 10.3% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to lower base revenues, unfavorable variable margins, higher restructuring expenses due to increased cost reduction activities, and the negative impact of currency translation, partially offset by lower operating expenses and the impact of acquisitions. Total base margins increased 70 and 10 basis points in the third quarter and year-to-date periods, respectively, due to the benefits of prior restructuring projects, lower operating expenses, and favorable selling price versus material cost comparisons of 30 and 20 basis points, respectively, partially offset by the decrease in base revenues noted above and operating inefficiencies in Europe. Restructuring expenses reduced total operating margins by 90 and 110 basis points in the third quarter and year-to-date periods, respectively, due to the increased cost reduction activities noted above.

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

This segment primarily serves the general industrial, construction, maintenance, repair and operations or “MRO”, and automotive aftermarket markets.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$308	$332	$945	$956
Operating income	53	56	156	153
Margin %	17.4%	16.9%	16.5%	16.0%

In the third quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(6.7)%	(17.3)%	(1.9)%	(1.9)%	(5.3)%	(0.5)%
Changes in variable margins & overhead costs	—	17.3	3.1	—	11.0	1.7
Total	(6.7)	—	1.2	(1.9)	5.7	1.2
Acquisitions	6.1	1.3	(0.9)	5.9	1.0	(0.8)
Restructuring costs	—	(0.2)	—	—	0.4	0.1
Impairment of goodwill & intangibles	—	—	—	—	—	—
Translation	(6.7)	(6.4)	0.2	(5.3)	(4.9)	—
Other	—	—	—	—	—	—
Total	(7.3)%	(5.3)%	0.5%	(1.3)%	2.2%	0.5%

Operating Revenues
Revenues decreased 7.3% and 1.3% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 due to the negative effect of currency translation and a decrease in base revenues, partially offset by revenues from acquisitions. Worldwide base revenues for the polymers and hygiene businesses decreased 9.1% and 2.3% for the third quarter and year-to-date periods, respectively, primarily driven by a decrease in European sales, especially in Spain, and from exiting low margin products. Worldwide base revenues for the fluids businesses decreased 2.2% and 1.4% for the third quarter and year-to-date periods, respectively, primarily due to decreased sales in Europe. Acquisition revenue in the third quarter and year-to-date periods is primarily due to the purchase of a manufacturer of advanced technology silicone materials in the second quarter of 2012 and a European specialty chemical business in the first quarter of 2012.

Operating Income
Operating income decreased 5.3% in the third quarter of 2012 versus 2011 primarily due to the decline in base revenues and the unfavorable effect of currency translation, partially offset by favorable variable margins and overhead costs, and the impact of acquisitions. For the year-to-date period of 2012 versus 2011, operating income increased 2.2% primarily due to improvements in variable margins and overhead costs, and the impact of acquisitions, partially offset by a decrease in base revenues and the unfavorable effect of currency translation.  Total base margins increased 120 basis points for the third quarter and year-to-date periods primarily due to changes in variable margins and overhead costs of 310 and 170 basis points, respectively, partially offset by the decrease in base revenues noted above. The positive impact from changes in variable margins and overhead costs was primarily due to the favorable impact of selling price versus material cost comparisons of 130 and 80 basis points in the third quarter and year-to-date periods, respectively, the benefits of prior restructuring projects, lower operating expenses, and favorable product mix in the third quarter from exiting low margin products. Acquisitions diluted total operating margins by 90 and 80 basis points in the third quarter and year-to-date periods, respectively, primarily due to the impact of intangible asset amortization from acquisitions made within the past year.

DECORATIVE SURFACES

Businesses in this segment produce decorative surfacing materials for furniture, office and retail space, countertops, and other applications.

In the Decorative Surfaces segment, products include:
•      decorative high-pressure laminate for furniture, office and retail space and countertops; and
•      high-pressure laminate worktops.

This segment serves the commercial construction, renovation construction and residential construction markets.

The results of operations for the Decorative Surfaces segment for the third quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$267	$283	$828	$836
Operating income	35	34	112	103
Margin %	13.0%	12.0%	13.5%	12.3%

In the third quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(1.7)%	(5.7)%	(0.5)%	2.4%	7.7%	0.6%
Changes in variable margins & overhead costs	—	10.4	1.3	—	2.4	0.3
Total	(1.7)	4.7	0.8	2.4	10.1	0.9
Acquisitions	—	—	—	—	—	—
Restructuring costs	—	(0.5)	(0.1)	—	(0.4)	—
Impairment of goodwill & intangibles	—	—	—	—	—	—
Translation	(4.0)	(2.4)	0.3	(3.2)	(1.7)	0.3
Other	—	—	—	—	—	—
Total	(5.7)%	1.8%	1.0%	(0.8)%	8.0%	1.2%

Operating Revenues
Revenues decreased 5.7% in the third quarter of 2012 versus 2011 due to the unfavorable effect of currency translation and a decrease in base business due to weaker international end markets. For the year-to-date period of 2012 versus 2011, revenues decreased 0.8% due to the unfavorable effect of currency translation, partially offset by an increase in base business. North

American base revenues increased 1.2% and 3.7% in the third quarter and year-to-date periods, respectively, primarily due to market penetration in commercial categories in the first half of 2012 that slowed in the third quarter. International base revenues decreased 5.6% in the third quarter due to the weak European economy, and increased 0.9% in the year-to-date period primarily due to growth in China, partially offset by Europe.

Operating Income
Operating income increased 1.8% in the third quarter of 2012 versus 2011 primarily due improved variable margins, partially offset by a decrease in base revenues, the unfavorable effect of currency translation, and higher restructuring expenses. For the year-to-date period of 2012 versus 2011, operating income increased 8.0% primarily due to the increase in base revenues in the first and second quarters and improved variable margins, partially offset by the unfavorable effect of currency translation and higher restructuring expenses. Total base margins increased 80 basis points in the third quarter due to changes in variable margins and overhead costs of 130 basis points, partially offset by lower base revenues. For the year-to-date period, total base margins increased 90 basis points due to the positive leverage effect of the increase in base revenues and changes in variable margins and overhead costs of 30 basis points. The changes in variable margins and overhead costs for the third quarter were due to improved operating efficiencies, favorable product mix, and the favorable impact of selling price versus material cost comparisons of 20 basis points. For the year-to-date period, the changes in variable margins and overhead costs were due to the favorable impact of selling price versus material cost comparisons of 70 basis points, partially offset by higher operating expenses in North America.

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

This segment primarily serves the general industrial, food and beverage, consumer durables, and food retail/service markets.
The results of operations for the All Other segment for the third quarter and year-to-date periods of 2012 and 2011 were as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$704	$675	$2,175	$2,027
Operating income	131	122	401	373
Margin %	18.6%	18.0%	18.4%	18.4%

In the third quarter and year-to-date periods of 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	4.5%	11.5%	1.2%	2.8%	6.8%	0.7%
Changes in variable margins & overhead costs	—	7.6	1.3	—	7.9	1.4
Total	4.5	19.1	2.5	2.8	14.7	2.1
Acquisitions and divestitures	2.9	(4.6)	(1.3)	7.1	(1.0)	(1.5)
Restructuring costs	—	(2.9)	(0.5)	—	(3.1)	(0.6)
Impairment of goodwill & intangibles	—	—	—	—	—	—
Translation	(3.3)	(3.8)	(0.1)	(2.6)	(2.9)	—
Other	—	—	—	—	—	—
Total	4.1%	7.8%	0.6%	7.3%	7.7%	—%

Operating Revenues
Revenues increased 4.1% and 7.3% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 due to an increase in revenues from acquisitions (net of divestitures) and growth in base business, partially offset by the unfavorable effect of currency translation. The acquisition revenue was primarily due to the first quarter 2012 purchase of a manufacturer of specialty devices used to measure the flow of gases and fluids. Base revenues increased 12.3% and 8.6% in the third quarter and year-to-date periods, respectively, for the worldwide test and measurement businesses primarily due to increased equipment orders in North America, Europe, and China, and a one-time sale of equipment to a consumer electronics customer. For the consumer packaging businesses, base revenues decreased 0.4% and 0.9% in the third quarter and year-to-date periods, respectively, due to weaker demand in the worldwide graphics businesses in Europe and lower equipment sales in the product coding and marking businesses, partially offset by growth in beverage related products in the global packaging solutions businesses. The decline in base revenues for the year-to-date period was also driven by decreased sales in the reclosable packaging business in the first half of 2012. Worldwide appliance base revenue growth was 11.7% and 7.2% in the third quarter and year-to-date periods, respectively, primarily due to improved consumer demand in North America.

Operating Income
Operating income increased 7.8% and 7.7% in the third quarter and year-to-date periods of 2012, respectively, versus 2011 primarily due to the increase in base revenues and improved variable margins, partially offset by the unfavorable effect of currency translation, lower income from acquisitions (net of divestitures), and higher restructuring expenses. Total base margins increased 250 and 210 basis points for the third quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs of 130 and 140 basis points, respectively, and the increase in base revenues noted above. The positive impact from changes in variable margins and overhead costs in the third quarter and year-to-date periods, respectively, was primarily due to operating expense efficiencies and favorable selling price versus material cost comparisons of 70 and 60 basis points, respectively. Acquisitions (net of divestitures) diluted total operating margins by 130 and 150 basis points for the third quarter and year-to-date periods, respectively, primarily due to amortization expense related to intangible assets from acquisitions made within the past year. Higher restructuring expenses decreased operating margins in the third quarter and year-to-date periods by 50 and 60 basis points, respectively, due to increased cost reduction activities in 2012.
AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense increased to $217 million in the first nine months of 2012 versus $186 million in the first nine months of 2011 due to intangible asset amortization related to newly acquired businesses, most notably a manufacturer of specialty devices used to measure the flow of gases and fluids in the All Other segment, a thermal processing and environmental equipment manufacturer in the Power Systems & Electronics segment and a North American automotive aftermarket business in the Transportation segment.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2012 and 2011. In the third quarter of 2012, these assessments resulted in a goodwill impairment charge of approximately $1 million related to the pressure sensitive adhesives reporting unit in the Power Systems & Electronics segment and an intangible asset impairment charge of approximately $1 million related to the international reporting unit in the Food Equipment segment. There were no impairment charges in 2011. See the Goodwill and Intangible Assets note in Item 1 - Financial Statements for further discussion of the Company's annual impairment assessment.

INTEREST EXPENSE

Interest expense increased to $153 million in the first nine months of 2012, which included interest expense on the 3.375% and 4.875% notes issued in late August 2011 and interest expense on the 3.9% notes issued in late August 2012, versus $138 million in the first nine months of 2011.  The increase was offset by lower interest expense on the 6.55% preferred debt securities which were fully paid on the first business day in 2012.
OTHER INCOME (EXPENSE)

Other income (expense) was income of $60 million for the first nine months of 2012 versus income of $46 million for the first nine months of 2011 primarily due to pre-tax gains on the sale of operations and affiliates of approximately $23 million in the third quarter of 2012, partially offset by lower investment income.
INCOME TAXES

The effective tax rate for the first nine months of 2012 was 29.0% versus 20.7% for the first nine months of 2011. The 2011 effective tax rate included the favorable discrete non-cash tax benefit of $166 million in the first quarter of 2011 related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. See the Income Taxes note in Item 1 – Financial Statements for further details on income taxes.
INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $1.5 billion ($3.20 per diluted share) in the first nine months of 2012 was 3.6% lower than the 2011 income from continuing operations of $1.6 billion ($3.17 per diluted share).  As noted above, the 2011 income from continuing operations includes the discrete tax benefit of $166 million related to the Australian tax matter.
FOREIGN CURRENCY

The weakening of foreign currencies against the U.S. Dollar decreased operating revenues for the first nine months of 2012 by approximately $442 million and decreased income from continuing operations by approximately $46 million ($0.10 per diluted share) versus 2011.
INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations increased to $368 million ($0.77 per diluted share) in the first nine months of 2012 versus $49 million ($0.10 per diluted share) in the first nine months of 2011 primarily as a result of the gain on the sale of the finishing group of businesses in the second quarter of 2012. See the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.
PENDING DIVESTITURE OF MAJORITY INTEREST IN DECORATIVE SURFACES SEGMENT

On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51 percent majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Under the terms of the Investment Agreement, the Company will contribute the assets and stock of the Decorative Surfaces segment to a newly formed joint venture, Wilsonart International Holdings LLC (“Wilsonart”). Through a combination of CD&R’s equity investment in Wilsonart and new third party borrowings by a subsidiary of Wilsonart, the Company and its subsidiaries will receive payments of approximately $1.05 billion from Wilsonart and its subsidiaries and hold common units (the “Common Units”) initially representing approximately 49% (on an as-converted basis) of the total outstanding equity of Wilsonart immediately following the closing of the transaction. CD&R will contribute $395 million to Wilsonart in exchange for newly issued cumulative convertible participating preferred units (the “Preferred Units”) of Wilsonart initially representing approximately 51% (on an as-converted basis) of the total outstanding equity immediately following the closing of the transaction. The Preferred Units will rank senior to the Common Units as to dividends and liquidation preference.  The Preferred Units will have an initial liquidation preference of $395 million and will accrue dividends at a rate of 10.00% per annum payable in cash or in additional Preferred Units at the option of Wilsonart.  In the event the amount of dividends paid in additional Preferred Units exceeds certain thresholds, the dividends may accumulate as cash dividends to be paid at a later date, in which case the dividend rate will increase to 12.00% per annum.  Dividend payments on the Preferred Units may be eliminated if Wilsonart achieves certain performance targets for three consecutive twelve-month periods. Under the terms of the Investment Agreement, it is anticipated that Wilsonart will incur new third party indebtedness of approximately $725 million.

Closing of the transaction is expected to occur in the fourth quarter of 2012 following the completion of a marketing period in connection with the new third-party financing arranged by CD&R and is subject to certain customary conditions, including no occurrence of a “Material Adverse Effect” on the business since August 15, 2012, and obtaining regulatory approvals. The Company expects to recognize a gain in the fourth quarter as a result of the transaction. As of the close of the transaction, the Company expects to cease to consolidate the results of the Decorative Surfaces segment and anticipates it will report its ownership interest in Wilsonart using the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. Management continues to believe that internally generated cash flows will be adequate to service debt, to finance internal growth, to continue to pay dividends, and to fund small to medium-sized acquisitions.

The primary uses of liquidity are:

•      dividend payments - the Company's dividend payout guidelines are 30% to 45% of the average of the last two years' free operating cash flow;
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

Summarized cash flow information for the third quarter and year-to-date periods of 2012 and 2011 was as follows:

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$635	$787	$1,467	$1,244
Additions to plant and equipment	(90)	(83)	(274)	(259)
Free operating cash flow	$545	$704	$1,193	$985

Cash dividends paid	$(169)	$(167)	$(515)	$(506)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(62)	(451)	(649)	(1,199)
Net proceeds from sale of discontinued operations	97	—	723	—
Proceeds from sale of operations and affiliates	71	1	74	2
Repurchases of common stock	(396)	(400)	(1,396)	(950)
Net proceeds (repayments) of debt	58	578	984	1,691
Other	177	31	445	195
Effect of exchange rate changes on cash and equivalents	41	(208)	17	(85)
Increase (decrease) in cash and equivalents	$362	$88	$876	$133

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). In the third quarter of 2012, the Company made repurchases of approximately 7.6 million shares of its common stock at an average price of $54.68 under the 2011 Program. As of September 30, 2012, there was approximately $2.5 billion of authorized repurchases remaining under the 2011 Program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. For the third quarter and year-to-date periods of 2012 and 2011, ROIC was as follows:

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating income	$763	$714	$2,238	$2,084
Taxes (29.0% for 2012, 29.0% as
adjusted for 2011)	(221)	(207)	(649)	(604)
Operating income after taxes, as adjusted	$542	$507	$1,589	$1,480
Invested capital:
Trade receivables	$3,062	$2,985	$3,062	$2,985
Inventories	1,760	1,794	1,760	1,794
Net plant and equipment	2,081	2,038	2,081	2,038
Investments	226	424	226	424
Goodwill and intangible assets	7,808	7,431	7,808	7,431
Accounts payable and accrued expenses	(2,274)	(2,253)	(2,274)	(2,253)
Net assets held for sale	—	315	—	315
Other, net	541	362	541	362
Total invested capital	$13,204	$13,096	$13,204	$13,096
Average invested capital	$13,260	$13,180	$13,240	$12,564
Annualized return on average invested capital	16.3%	15.4%	16.0%	15.7%

The ROIC increase of 90 basis points in the third quarter of 2012 compared to the third quarter of 2011 was the result of average invested capital increasing 0.6%, while operating income after taxes increased 6.9%.

The ROIC increase of 30 basis points for the year-to-date period of 2012 compared to the year-to-date period of 2011 was the result of average invested capital increasing 5.4%, while operating income after taxes increased 7.4%.

In the first quarter of 2011, the Company recorded a favorable discrete non-cash tax benefit of $166 million related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. See the Income Taxes note in Item 1 – Financial Statements for further details on this discrete tax benefit. Since the benefit was unusual, the ROIC calculation has been adjusted to exclude this item to improve comparability and better reflect the return on average invested capital for the periods presented. A reconciliation of the third quarter 2011 tax rate, as reported, to the tax rate used above is as follows:

(Dollars in millions)	Nine Months Ended
	September 30, 2011
	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$1,992	$412	20.7%
Discrete tax adjustment	—	166	8.3%
As adjusted	$1,992	$578	29.0%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at September 30, 2012 and December 31, 2011 is summarized as follows:

(Dollars in millions)	September 30, 2012	December 31, 2011	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,054	$1,178	$876
Trade receivables	3,062	2,819	243
Inventories	1,760	1,716	44
Other	774	750	24
Assets held for sale	—	386	(386)
	7,650	6,849	801
Current liabilities:
Short-term debt	424	502	(78)
Accounts payable and accrued expenses	2,274	2,132	142
Other	230	236	(6)
Liabilities held for sale	—	107	(107)
	2,928	2,977	(49)
Net working capital	$4,722	$3,872	$850
Current ratio	2.61	2.30

Cash and equivalents totaled approximately $2.1 billion as of September 30, 2012, all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the United States. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, acquisitions, share repurchases, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities of $2.5 billion, for short-term liquidity needs. The Company believes cash generated domestically will continue to be sufficient to fund cash requirements in the U.S.
Debt

Total debt and total debt to capitalization at September 30, 2012 and December 31, 2011 were as follows:

(Dollars in millions)	September 30, 2012	December 31, 2011
Short-term debt	$424	$502
Long-term debt	4,572	3,488
Total debt	$4,996	$3,990
Total debt to capitalization	32.7%	28.5%

The Company had outstanding commercial paper of $357 million at September 30, 2012 and $192 million at December 31, 2011, which was included in short-term debt.

On June 8, 2012, the Company entered into a $1.5 billion line of credit agreement with a termination date of June 8, 2017. In connection with the new line of credit, the Company terminated its $500 million line of credit agreement with a termination date of June 15, 2012 and its $1.0 billion line of credit agreement with a termination date of June 11, 2013. No amounts were outstanding under this facility at September 30, 2012.

In August 2012, the Company issued $1.1 billion of 3.9% notes due September 1, 2042 at 99.038% of face value. The effective interest rate of the notes is 3.955%. These notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured indebtedness of the Company. The net proceeds from this issuance were used to repay outstanding commercial paper in the third quarter of 2012.

The Company believes that, based on its current free operating cash flow, debt-to-capitalization ratios and credit ratings, it could readily obtain additional financing if necessary.

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

Total debt to EBITDA for the trailing twelve month periods ended September 30, 2012 and December 31, 2011 was as follows:

(Dollars in millions)	Twelve Months Ended	Twelve Months Ended
	September 30, 2012	December 31, 2011
Total debt	$4,996	$3,990
Income from continuing operations	$1,960	$2,017
Add:
Interest expense	207	192
Other income (expense)	(68)	(54)
Income taxes	786	576
Depreciation	325	336
Amortization and impairment of goodwill and other intangible assets	288	255
EBITDA	$3,498	$3,322
Total debt to EBITDA ratio	1.4	1.2

Stockholders’ Equity

The changes to stockholders’ equity during 2012 were as follows:

(In millions)

Total stockholders’ equity, December 31, 2011	$10,034
Net income	1,891
Stock option and restricted stock activity	243
Repurchases of common stock	(1,416)
Cash dividends declared	(517)
Foreign currency translation adjustments	18
Other	9
Total stockholders’ equity, September 30, 2012	$10,262

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, the Company’s portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated.  Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, and Asia Pacific, (3) the potential negative impact of acquisitions on the Company’s profitability and return on invested capital, (4) the risk of intentional acts of our employees, agents or business partners that violate anti-corruption and other laws, (5) the unfavorable impact of foreign currency fluctuations, (6) our ability to successfully manage our enterprise initiatives, (7) decreases in credit availability, (8) raw material price increases and supply shortages, (9) an interruption in, or reduction in, introducing new products into the Company’s product lines, (10) an unfavorable environment for making acquisitions, domestic and international, including adverse accounting or regulatory requirements and market values of candidates, (11) unfavorable tax law changes and tax authority rulings, (12) financial market risks to the Company’s obligations under its defined benefit pension plans, and (13) potential adverse outcomes in legal proceedings.  These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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
Item 4 – Controls and Procedures

The Company’s management, with the participation of the Company’s President & Chief Operating Officer (acting Chief Executive Officer) and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2012. Based on such evaluation, the Company’s President & Chief Operating Officer (acting Chief Executive Officer) and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s President & Chief Operating Officer (acting Chief Executive Officer) and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2012 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information
Item 1A - Risk Factors

The following is an update to the Company's risk factors and should be read in conjunction with the risk factors previously disclosed in the Company's 2011 Annual Report on Form 10-K.

If the Company is unable to successfully manage its enterprise initiatives, financial results could be adversely impacted.
The Company has begun executing new long-term enterprise initiatives: business structure simplification, strategic sourcing and portfolio management. These changes include scaling up of smaller businesses into larger businesses, better leveraging of purchasing power, and divesting non-core assets while targeting larger acquisitions with growth opportunities that maximize long-term returns. If the Company is unable to retain its key employees, successfully integrate acquisitions, maintain productivity or otherwise implement these initiatives without material disruption to its businesses, financial results could be adversely impacted.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Initial buybacks under that program of $79 million were made in the third quarter of 2011. Buybacks resumed with an additional $474 million of repurchases made in the first quarter of 2012, $526 million in the second quarter of 2012 and an additional $416 million in the third quarter of 2012 as summarized in the table below.  As of September 30, 2012, there was approximately $2.5 billion of authorized repurchases remaining under the 2011 Program.

Share repurchase activity under this program for the third quarter of 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under Programs
July 2012	4,548,631	$52.12	4,548,631	$2,684,026,980
August 2012	1,669,215	$57.29	1,669,215	$2,588,397,063
September 2012	1,390,200	$59.94	1,390,200	$2,505,069,650
Total	7,608,046		7,608,046

Item 5 - Other Information

On December 1, 2011, Thomas J. Hansen notified the Company of his intention to retire from his position as Vice Chairman of the Company effective February 29, 2012. Mr. Hansen retired on March 1, 2012.

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated: October 26, 2012	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)