Form 10-K
period 2012-12-31
ILLINOIS TOOL WORKS INC
filed 2013-02-19
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $20,600,000,000 based on the New York Stock Exchange closing sales price as of June 30, 2012.
Shares of Common Stock outstanding at January 31, 2013: 451,435,783.
Documents Incorporated by Reference

Portions of the 2013 Proxy Statement for Annual Meeting of Stockholders to be held on May 3, 2013.	Part III

PART I
ITEM 1. Business
General
Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a multinational manufacturer of a diversified range of industrial products and equipment with operations in 58 countries. As of December 31, 2012, these businesses are internally reported as 40 operating segments to senior management. The Company’s 40 operating segments have been aggregated into the following seven external reportable segments:
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
Food Equipment: Businesses in this segment produce commercial food equipment and provide related service.
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
Construction Products: Businesses in this segment produce construction fastening systems and truss products.
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
All Other: This segment contains all other operating segments.
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
Divestiture of Majority Interest in Decorative Surfaces Segment
On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed joint venture, Wilsonart International Holdings LLC (“Wilsonart”). The transaction closed on October 31, 2012, reducing the Company's ownership of Wilsonart to 49% immediately following the close of the transaction. The Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Effective November 1, 2012, the Company made changes to its management reporting structure and Decorative Surfaces is no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.
The Decorative Surfaces business produces decorative high-pressure laminate surfacing materials for furniture, office and retail space, countertops, worktops and other applications. Principal end markets served included commercial, renovation and residential construction.
Enterprise Initiatives

During 2012, the Company embarked on three key initiatives - portfolio management, strategic sourcing, and business structure simplification. These initiatives are expected to enhance the business over the next five years and are targeted at organic revenue growth, and improving profitability and returns.

Portfolio Management

The Company's portfolio management initiative incorporates both acquisitions and divestitures. The Company has historically acquired businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. Going forward, the focus will be on businesses with strong differentiation and growth potential. The Company also reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives.  As a result, the Company expects its divestiture activity in the 2012 to 2014 period to increase over historical periods.  Refer to the Acquisitions note in Item 8. Financial Statements and Supplementary Data for discussion of the Company's acquisitions, the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company's discontinued operations, and the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for discussion of the Decorative Surfaces divestiture.

Strategic Sourcing

The Company's strategic sourcing initiative focuses on costs that cross the Company's many businesses and is expected to leverage purchasing scale to enhance profitability and global competitiveness. This initiative will transform sourcing into a core strategic function in the Company and build capabilities at both the enterprise and segment levels.
Business Structure Simplification

The business structure simplification initiative simplifies and adds scale to the Company's operating divisions in order to improve focus, enhance global competitiveness and drive operational efficiencies. This initiative will reduce the number of the Company's operating divisions and increase the average revenue size of each division, while retaining the positive attributes of a decentralized operating model. The Company expects to enhance its profitability and returns through a combination of applying its 80/20 business process to the new divisions, more focused growth investments and reduced infrastructure.
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

The principal end markets served by the Company’s seven reportable segments by percentage of revenue are as follows:

End Markets Served	Transportation	Power Systems & Electronics	Industrial Packaging	Food Equipment	Construction Products	Polymers & Fluids	All Other	Total
General Industrial	5%	43%	27%	1%	2%	33%	27%	20%
Automotive OEM/Tiers	53	3	1	—	1	4	4	12
Automotive Aftermarket	31	2	—	—	—	1	—	7
Commercial Construction	1	6	6	—	25	11	1	6
Residential Construction	—	1	3	—	44	2	1	6
Renovation Construction	—	1	—	—	26	1	—	3
Food & Beverage	—	—	10	—	—	3	21	5
Food Institutional/Restaurant	—	—	—	42	—	1	—	5
Food Service	—	—	—	38	—	2	2	5
Food Retail	—	—	1	16	—	—	2	2
Consumer Durables	3	2	4	—	2	4	12	4
Electronics	—	17	1	—	—	2	1	4
Primary Metals	—	1	22	—	—	2	1	4
Other	7	24	25	3	—	34	28	17
	100%	100%	100%	100%	100%	100%	100%	100%
Other includes several end markets, some of which are maintenance, repair and operations, or “MRO”, paper products, and printing and publishing.
The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.
Backlog
Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products. Backlog by reportable segment as of December 31, 2012 and 2011 was as follows:

In millions	2012	2011
Transportation	$351	$350
Power Systems & Electronics	235	258
Industrial Packaging	140	151
Food Equipment	192	213
Construction Products	22	32
Polymers & Fluids	57	55
All Other	445	390
Total	$1,442	$1,449
Backlog orders scheduled for shipment beyond calendar year 2013 were not material as of December 31, 2012.

The information set forth below is applicable to all reportable segments of the Company unless otherwise noted:
Competition
With operations in 58 countries, the Company offers a wide range of products in a myriad of markets, many of which are fragmented, and the Company encounters a variety of competitors that vary by product line, end market and geographic area. The Company's competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. Each of the Company's segments generally has several main competitors and numerous smaller ones in most of their end markets and geographic areas. In addition to numerous smaller regional competitors, the welding business in the Power Systems & Electronics segment competes globally with Lincoln Electric.
In virtually all segments, the Company differentiates its businesses from its competitors based on product innovation, product quality, brand preference, service delivery and price. Technical capability is also a competitive factor in most of its segments. The Company believes that for each of its segments, its primary competitive advantages derive from its decentralized operating structure, which creates a strong focus on end markets and customers at the local level, enabling its businesses to respond rapidly to market dynamics. This structure enables the Company's businesses to drive operational excellence utilizing its 80/20 business process and leverages its product innovation capabilities. The Company also believes that its global footprint is a competitive advantage in many of its markets, especially in its Transportation segment.
Raw Materials
The Company uses raw materials of various types, primarily steel, resins, chemicals and paper, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, and no such problems are currently anticipated.
Research and Development
Developing new and improved products, broadening the application of established products, and continuing efforts to improve and develop new methods, processes and equipment all contribute to the Company’s organic growth. Many new products are designed to reduce customers’ costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly or by improving the quality of customers’ assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Research and development expenses were $266 million in 2012, $243 million in 2011 and $213 million in 2010.
Intellectual Property
The Company owns approximately 3,700 unexpired U.S. patents and 8,000 foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,900 applications for patents pending in the U.S. Patent Office and 4,500 pending in foreign patent offices, but there is no assurance that any of these patents will be issued. The Company maintains an active patent department for the administration of patents and processing of patent applications.
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
In addition to patents, many of the Company’s products and services are sold under various owned or licensed trademarks, which are important to the Company in the aggregate. Some of the Company’s more significant trademarks include ITW, which is also used in conjunction with the trademarks of many of the Company's businesses; Deltar and Shakeproof in the Transportation segment; Miller in the Power Systems & Electronics segment; Signode in the Industrial Packaging segment; Hobart in the Food Equipment segment; Paslode in the Construction Products segment; and Instron in the All Other segment.
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
Employees
The Company employed approximately 60,000 persons as of December 31, 2012 and considers its employee relations to be excellent.

International
The Company’s international operations include subsidiaries and joint ventures in 57 foreign countries on six continents. These operations serve such end markets as general industrial, automotive, construction, food institutional/restaurant and service, food and beverage, consumer durables, electronics, primary metals, and others on a worldwide basis. The Company’s revenues from sales to customers outside the U.S. were approximately 57% of revenues in 2012, 59% of revenues in 2011 and 58% of revenues in 2010.
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Segment Information note in Item 8. Financial Statements and Supplementary Data for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. Additional risks of the Company's international operations are described under “Item 1A. Risk Factors.”
Executive Officers
Executive Officers of the Company as of February 19, 2013 were as follows:

Name	Office	Age
Sharon M. Brady	Senior Vice President, Human Resources	62
Timothy J. Gardner	Executive Vice President	57
Maria C. Green	Senior Vice President, General Counsel & Secretary	60
John R. Hartnett	Executive Vice President	52
Craig A. Hindman	Executive Vice President	58
Ronald D. Kropp	Senior Vice President & Chief Financial Officer	47
Roland M. Martel	Executive Vice President	58
Steven L. Martindale	Executive Vice President	56
Sundaram Nagarajan	Executive Vice President	50
Christopher O’Herlihy	Executive Vice President	49
David C. Parry	Vice Chairman	59
E. Scott Santi	President & Chief Executive Officer	51
Randall J. Scheuneman	Vice President & Chief Accounting Officer	45
Juan Valls	Executive Vice President	51
Jane L. Warner	Executive Vice President	66
The executive officers of the Company serve at the pleasure of the Board of Directors. Except for Ms. Green and Messrs. Gardner, Martindale, Nagarajan, O’Herlihy, Scheuneman, and Hartnett, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. Ms. Green was elected Senior Vice President, General Counsel & Secretary of the Company in February 2012. She joined the Company in 1997 as an Associate General Counsel and Assistant Secretary, became Deputy General Counsel and Assistant Secretary in 2008, and was elected Vice President, General Counsel & Secretary in August 2011. Mr. Gardner was elected Executive Vice President in 2009. He joined the Company in 1997 and has held various sales and management positions in the consumer packaging businesses. Most recently, he served as Group President of the consumer packaging businesses. Mr. Martindale was elected Executive Vice President in 2008. Prior to joining the Company in 2005 as President of the test and measurement businesses, he was Chief Financial Officer and Chief Operating Officer of Instron. Mr. Nagarajan was elected Executive Vice President in 2010. He joined the Company in 1991 and has held various engineering and management positions in the welding businesses. Most recently, he served as Group President within the welding businesses. Mr. O’Herlihy was elected Executive Vice President in 2010. He joined the Company in 1989 and has held various operational, management and leadership positions of increasing responsibility. Most recently he served as President, international food equipment businesses. Mr. Scheuneman was appointed Vice President and Chief Accounting Officer in 2009. Prior to joining the Company in 2009, he held several financial leadership positions at W.W. Grainger, Inc., including Vice President, Finance, for the Lab Safety Supply business from 2006 to 2009, and Vice President, Internal Audit, from 2002 to 2006. He was appointed Principal Accounting Officer in 2009. Mr. Hartnett was elected Executive Vice President of Construction Products in 2012. He joined Signode in 1980, which was acquired by ITW in 1986, and has held various management positions of increasing responsibility. Most recently, he served as Group President of the Automotive Aftermarket businesses.

On November 17, 2012, David B. Speer, ITW Chairman & CEO since 2006, passed away after an illness. On November 18, 2012, E. Scott Santi was elected President & Chief Executive Officer as well as a director, after having been elected President and Chief Operating Officer in October 2012.
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
ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks, including, but not limited to, those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report on Form 10-K.

The Company's results are impacted by global economic conditions. Weakness or downturns in the markets served by the Company could adversely affect its business, results of operations or financial condition.
During 2012, North American economic conditions were stronger than the European and Asia Pacific economic environments as European sales declined and growth in Asia slowed. The Company cannot give assurance that it will not experience adverse effects from broad economic trends in Europe, Asia or other geographies. Instability in global economic conditions could have an adverse effect on the Company's business, results of operations or financial condition.

The global nature of the Company's operations subjects it to political and economic risks that could adversely affect its business, results of operations or financial condition.
The Company currently operates in 58 countries. In 2012, approximately 57% of the Company's revenues were generated from sales to customers outside of the U.S. As the Company continues to expand its global footprint, these sales may represent an increasing portion of the Company's revenues. The risks inherent in the Company's global operations include:

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

If the Company is unable to successfully manage these and other risks associated with managing and expanding its international businesses, the risks could have a material adverse effect on the Company's business, results of operations or financial condition.

If the Company is unable to successfully manage its enterprise initiatives, financial results could be adversely impacted.
The Company has begun executing the following new long-term enterprise initiatives: business structure simplification, strategic sourcing and portfolio management. These initiatives include the scaling up of smaller businesses into larger businesses, better leveraging of purchasing power, and divesting non-core assets while targeting acquisitions with strong differentiation and growth potential. If the Company is unable to retain its key employees, successfully integrate acquisitions, maintain productivity or otherwise implement these initiatives without material disruption to its businesses, financial results could be adversely impacted.

Divestitures could negatively impact the Company's business, and retained liabilities from businesses that the Company sells could adversely affect the Company's financial results.
As part of its portfolio management initiative, the Company reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives. As a result, the Company expects its divestiture activity in the 2012 to 2014 period to increase over historical periods. Divestitures pose risks and challenges that could negatively impact the Company's business, including the potentially dilutive effect on earnings per share, distraction of management's attention from core businesses, potential disputes with buyers and potential impairment charges. In addition, the Company may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to the businesses sold, such as lawsuits, tax liabilities, product liability claims and environmental matters.

The Company's acquisition of businesses could negatively impact its profitability and return on invested capital.
Acquisitions involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect the Company's growth and profitability:

•
Any acquired business, technology, service or product could under-perform relative to the Company's expectations and the price paid for it, or not perform in accordance with the Company's anticipated timetable.

•	Acquisitions could cause the Company's financial results to differ from expectations in any given fiscal period, or over the long term.

•	Acquisition-related earnings charges could adversely impact operating results.

•	Acquisitions could place unanticipated demands on the Company's management, operational resources and financial and internal control systems.

•
The Company may assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated. The realization of any of these liabilities may increase the Company's expenses or adversely affect its financial position.

•
As a result of acquisitions, the Company has in the past recorded significant goodwill and other identifiable intangible assets on its balance sheet. If the Company is not able to realize the value of these assets, it may incur charges relating to the impairment of these assets.

The Company may incur fines or penalties, damage to its reputation or other adverse consequences if its employees, agents or business partners violate anti-bribery or other laws.
The Company cannot provide assurance that its internal controls will always protect it from reckless or criminal acts committed by its employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including anti-bribery laws, competition, and export and import compliance. Any such improper actions could subject the Company to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against the Company or its subsidiaries, and could damage its reputation.

A significant fluctuation between the U.S. Dollar and other currencies could adversely impact the Company's operating income.
Although the Company's financial results are reported in U.S. Dollars, a significant portion of its sales and operating costs are realized in other currencies, with the largest concentration of foreign sales occurring in Europe. The Company's profitability is affected by movements of the U.S. Dollar against the Euro and other foreign currencies in which it generates revenues and incurs expenses. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. Dollar against foreign currencies, could have an adverse effect on profitability and financial condition.

Diminished credit availability could adversely impact the Company's ability to readily obtain financing or to obtain cost-effective financing.
The Company may utilize the commercial paper markets for a portion of its short-term liquidity needs. If conditions in the financial markets decline, there is no assurance that the commercial paper markets will remain available to the Company or that the lenders participating in the Company's long-term credit facilities will be able to provide financing in accordance with the terms of its credit agreements. A failure of one or more of the syndicate members in the Company's credit facilities could reduce the availability of credit and adversely affect the Company's liquidity. If the Company determines that it is appropriate or necessary to raise capital in the future, funds may not be available on cost-effective terms.

Raw material price increases and supply shortages could adversely affect results.
The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company's results of operations and profit margins. Due to pricing pressure or other factors, the Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Consequently, its results of operations and financial condition may be adversely affected.

If the Company is unable to successfully introduce new products or adequately protect its intellectual property, its future growth may be adversely affected.
The Company's ability to develop new products based on innovation can affect its competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and services or failure to gain market acceptance of new products and technologies may reduce future revenues and adversely affect the Company's competitive position.

Protecting the Company's intellectual property is critical to its innovation efforts. The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. The Company's intellectual property may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected, or the Company may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. Unauthorized use of the Company's intellectual property rights or inability to preserve existing intellectual property rights could adversely impact the Company's competitive position and results of operations.

Unfavorable tax law changes and tax authority rulings may adversely affect results.
The Company is subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are based on the income and expenses in various tax jurisdictions. The Company's effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments.

The Company's defined benefit pension plans are subject to financial market risks that could adversely affect its results of operations and cash flows.
The performance of the financial markets and interest rates impact the Company's funding obligations under its defined benefit pension plans. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may increase the Company's funding obligations and adversely impact its results of operations and cash flows.

Potential adverse outcome in legal proceedings may adversely affect results.
The Company's businesses expose it to potential toxic tort and other types of product liability claims that are inherent in the design, manufacture and sale of its products and the products of third-party vendors. The Company currently maintains insurance programs consisting of self insurance up to certain limits and excess insurance coverage for claims over established limits. There can be no assurance that the Company will be able to obtain insurance on acceptable terms or that its insurance programs will provide adequate protection against actual losses. In addition, the Company is subject to the risk that one or more of its insurers may become insolvent and become unable to pay claims that may be made in the future. Even if it maintains adequate insurance programs, successful claims could have a material adverse effect on the Company's financial condition, liquidity and results of operations and on its ability to obtain suitable, adequate or cost-effective insurance in the future.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “may,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the Company's ability to manage its strategic business initiatives, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Any forward-looking statements made by ITW speak only as of the date on which they are made. ITW is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.
ITW practices fair disclosure for all interested parties. Investors should be aware that while ITW regularly communicates with securities analysts and other investment professionals, it is against ITW's policy to disclose to them any material non-public information or other confidential commercial information. Shareholders should not assume that ITW agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.
ITEM 1B. Unresolved Staff Comments
Not applicable.
ITEM 2. Properties
As of December 31, 2012, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number Of Properties	Floor Space
		Owned	Leased	Total
		(In millions of square feet)
Transportation	104	4.2	2.5	6.7
Power Systems & Electronics	115	5.5	2.0	7.5
Industrial Packaging	130	6.3	4.4	10.7
Food Equipment	46	3.2	0.6	3.8
Construction Products	89	3.1	1.0	4.1
Polymers & Fluids	103	3.6	1.9	5.5
All Other	179	6.0	3.4	9.4
Corporate	36	2.9	0.2	3.1
Total	802	34.8	16.0	50.8
The principal plants and office facilities outside of the U.S. are in Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Italy, Netherlands, Spain, Switzerland and the United Kingdom.

The Company’s properties are primarily of steel, brick or concrete construction and are maintained in good operating condition. Production capacity, in general, currently exceeds operating levels. Capacity levels are somewhat flexible based on the number of shifts operated and on the number of overtime hours worked. The Company adds production capacity from time to time as required by increased demand. Additions to capacity can be made within a reasonable period of time due to the nature of the Company's businesses.

ITEM 3. Legal Proceedings
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Price and Dividend Data—The common stock of Illinois Tool Works Inc. was listed on the New York Stock Exchange for 2012 and 2011. Quarterly market price and dividend data for 2012 and 2011 were as shown below:

	Market Price Per Share		Dividends Declared
	High	Low	Per Share
2012:
Fourth quarter	$63.33	$58.20	$0.38
Third quarter	62.09	49.07	0.38
Second quarter	58.27	50.35	0.36
First quarter	58.24	47.42	0.36
2011:
Fourth quarter	$49.92	$39.12	$0.36
Third quarter	59.27	40.82	0.36
Second quarter	58.79	52.09	0.34
First quarter	56.36	52.42	0.34
The approximate number of holders of record of common stock as of January 31, 2013 was 8,916. This number does not include beneficial owners of the Company’s securities held in the name of nominees.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Illinois Tool Works Inc., the S&P 500 Index, the S&P Industrial Conglomerates Index, and the S&P Industrial Machinery Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Illinois Tool Works Inc.
S&P 500
S&P Industrial Conglomerates
S&P Industrial Machinery

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Repurchases of Common Stock - On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $4 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Initial buybacks under the 2011 program of $79 million were made in the third quarter of 2011. Buybacks resumed with an additional $474 million of repurchases made in the first quarter of 2012, $526 million in the second quarter of 2012, $416 million in the third quarter of 2012, and an additional $604 million in the fourth quarter of 2012 as summarized in the table below.  As of December 31, 2012, there was approximately $1.9 billion of authorized repurchases remaining under the 2011 Program.

Share repurchase activity under this program for the fourth quarter of 2012 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
October 2012	2.2	$59.91	2.2	$2,371
November 2012	3.3	$60.58	3.3	$2,174
December 2012	4.4	$61.58	4.4	$1,901
Total	9.9		9.9

ITEM 6. Selected Financial Data

In millions except per share amounts	2012	2011	2010	2009	2008
Operating revenues	$17,924	$17,787	$15,416	$13,573	$16,544
Income from continuing operations	2,495	2,017	1,452	969	1,624
Income from continuing operations per common share:
Basic	5.31	4.10	2.90	1.94	3.13
Diluted	5.27	4.08	2.89	1.93	3.12
Total assets at year-end	19,309	17,984	16,412	15,811	15,204
Long-term debt at year-end	4,589	3,488	2,542	2,861	1,248
Cash dividends declared per common share	1.48	1.40	1.30	1.24	1.18
Certain reclassifications of prior years’ data have been made to conform to current year reporting, including the elimination of the one-month lag effective January 1, 2011 for the reporting of the Company’s international operations outside of North America (fiscal years 2010 and 2009 only), and discontinued operations as discussed below.
Prior to 2011, the Company’s international operations outside of North America had a fiscal reporting period that began on December 1 and ended on November 30. Effective January 1, 2011, the Company eliminated the one-month lag for the reporting of its international operations outside of North America. As a result, the Company is now reporting both North American and international results on a calendar year basis. The Company determined that the elimination of the one-month reporting lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements of the North American and international businesses. The Company applied this change in accounting principle retrospectively to fiscal periods 2010 and 2009. Refer to the International Reporting Lag note in Item 8. Financial Statements and Supplementary Data for discussion of this change in accounting principle.
The Company periodically reviews its operations for businesses that may no longer be aligned with its long-term objectives. For businesses reported as discontinued operations in the statement of income, all related prior period income statement information has been restated to conform to the current year reporting of these businesses. Income (loss) from discontinued operations was $375 million, $54 million, $51 million, $4 million, and ($105 million) in the years 2012, 2011, 2010, 2009, and 2008, respectively. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.
On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed joint venture, Wilsonart International Holdings LLC (“Wilsonart”). The transaction closed on October 31, 2012, reducing the Company's ownership of Wilsonart to 49% immediately following the close of the transaction. The Company recorded a pre-tax gain of $933 million ($632 million after-tax) related to this transaction. The Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Effective November 1, 2012, the Company made changes to its management reporting structure and Decorative Surfaces is no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.
On January 1, 2009, the Company adopted new accounting guidance related to business combinations. The new accounting guidance requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. This new guidance also requires prospectively that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as post-acquisition expenses; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. Adoption of this guidance did not have a material impact on the Company's financial statements.
On January 1, 2009, the Company adopted new accounting guidance on fair value measurements for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The new accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and provides guidance for measuring fair values and the necessary disclosures. Adoption of this guidance did not have a material impact on the Company's financial statements.
Information on the comparability of results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Illinois Tool Works Inc. (the “Company” or “ITW”) is a multinational manufacturer of a diversified range of industrial products and equipment with operations in 58 countries. As of December 31, 2012, these businesses are internally reported as 40 operating segments to senior management. The Company’s 40 operating segments have been aggregated into the following seven external reportable segments: Transportation; Power Systems & Electronics; Industrial Packaging; Food Equipment; Construction Products; Polymers & Fluids; and All Other.
Due to the large number of diverse businesses and the Company’s decentralized operating structure, the Company does not require its businesses to provide detailed information on operating results. Instead, the Company’s corporate management collects data on several key measurements: operating revenues, operating income, operating margins, overhead costs, number of months on hand in inventory, days sales outstanding in accounts receivable, past due receivables and return on invested capital. These key measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are discussed with operating unit management.
Management analyzes the Company's consolidated results of operations and the results of each segment by identifying the effects of changes in the results of the base businesses, newly acquired and recently divested companies, restructuring costs, goodwill and intangible asset impairment charges, and currency translation on the operating revenues and operating income of each segment. Base businesses are those businesses that have been included in the Company's results of operations for more than 12 months. The changes to base business operating income include the estimated effects of both operating leverage and changes in variable margins and overhead costs. Operating leverage is the estimated effect of the base business revenue volume changes on operating income, assuming variable margins remain the same as the prior period. As manufacturing and administrative overhead costs usually do not significantly change as a result of revenues increasing or decreasing, the percentage change in operating income due to operating leverage is usually more than the percentage change in the base business revenues. Changes in variable margins and overhead costs represent the estimated effect of non-volume related changes in base business operating income and may be driven by a number of factors, including changes in product mix, the cost of raw materials, labor and overhead, and pricing to customers. Selling price versus material cost comparisons represent the estimated net impact of increases or decreases in the cost of materials used in the Company's products versus changes in the selling price to the Company's customers. Management reviews these price versus cost comparisons by analyzing the net impact of changes to each segment's operating margin.
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
INTERNATIONAL REPORTING CHANGE
Effective January 1, 2011, the Company eliminated the one-month lag for the reporting of its international operations outside of North America. As a result, the Company now reports both North American and international results on a calendar year basis. Prior to this, the international fiscal reporting period began on December 1st and ended on November 30th. The Company applied this change in accounting principle retrospectively to all prior financial statement periods presented. Refer to the International Reporting Lag note in Item 8. Financial Statements and Supplementary Data for discussion of the international reporting change.

DIVESTITURE OF MAJORITY INTEREST IN DECORATIVE SURFACES SEGMENT
On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed joint venture, Wilsonart International Holdings LLC (“Wilsonart”). The transaction closed on October 31, 2012, reducing the Company's ownership of Wilsonart to 49% immediately following the close of the transaction. The Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Effective November 1, 2012, the Company made changes to its management reporting structure and Decorative Surfaces is no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.
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
STRATEGIC REVIEW OF INDUSTRIAL PACKAGING SEGMENT
On February 19, 2013, the Company announced that it is initiating a review process to explore strategic alternatives for its Industrial Packaging segment, which may include a sale or spin-off of the business. The Company expects the review process will last through the remainder of 2013.
2011 AND 2012 SEGMENT CHANGES
The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies.

In the first quarter of 2011, the Company made certain changes in its management reporting structure that resulted in changes in some of the reportable segments. The pressure sensitive adhesives, and the static and contamination control reporting units were moved to the Power Systems & Electronics segment from the Polymers & Fluids and All Other segments, respectively. The changes in the reportable segments and underlying reporting units did not result in any goodwill impairment charges in the first quarter of 2011.

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

The prior period segment results have been restated to conform to the current year reporting of these businesses.
CONSOLIDATED RESULTS OF OPERATIONS
The Company’s consolidated results of operations for 2012, 2011 and 2010 are summarized as follows:

Dollars in millions	2012	2011	2010
Operating revenues	$17,924	$17,787	$15,416
Operating income	2,847	2,731	2,254
Margin %	15.9%	15.4%	14.6%

In 2012 and 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2012 Compared to 2011			2011 Compared to 2010
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.7%	4.6%	0.4%	7.5%	21.0%	1.9%
Changes in variable margins and overhead costs	—	4.4	0.7	—	(4.9)	(0.7)
	1.7	9.0	1.1	7.5	16.1	1.2
Acquisitions	3.1	0.6	(0.4)	4.9	2.3	(0.4)
Divestitures	(1.4)	(0.9)	0.1	(0.1)	—	—
Restructuring costs	—	(1.9)	(0.3)	—	(0.6)	(0.1)
Impairment of goodwill and intangibles	—	(0.1)	—	—	—	—
Translation	(2.7)	(2.5)	—	3.1	3.4	0.1
Other	0.1	—	—	—	—	—
	0.8%	4.2%	0.5%	15.4%	21.2%	0.8%
Operating Revenues
Revenues increased 0.8% in 2012 versus 2011 primarily due to higher base revenues and revenues from acquisitions, partially offset by the unfavorable effect of currency translation and the reduction of revenues due to divestitures. Base revenues increased 1.7% in 2012 versus 2011 as North American economic conditions were stronger than the European and Asia Pacific economic environments. North American base revenues increased 4.3% in 2012 versus 2011. International base revenues decreased 1.1% as Europe decreased 2.3% in 2012 versus 2011 primarily driven by weakness in Southern Europe. Asia Pacific base revenues increased 1.3% in 2012 versus 2011 primarily due to growth in India. Acquisitions contributed 3.1% to revenues primarily due to the purchase of a manufacturer of specialty devices used to measure the flow of gases and fluids in the first quarter of 2012 and a thermal processing and environmental equipment manufacturer purchased in the third quarter of 2011. Currency translation resulted in a 2.7% decline in revenues primarily due to a weaker Euro versus the year ago period. Divestitures reduced revenues by 1.4% primarily due to only ten months of operating results for the Decorative Surfaces segment in 2012 versus twelve months of operating results in 2011 as the Company divested a 51% interest in the Decorative Surfaces segment on October 31, 2012, and the segment was deconsolidated as of that date.
Revenues increased 15.4% in 2011 versus 2010 primarily due to higher base revenues, revenues from acquisitions, and the favorable impact of currency translation. Base revenues increased 7.5% in 2011 versus 2010 as worldwide economic conditions strengthened. North American and international base revenues increased 8.7% and 6.1%, respectively, in 2011 versus 2010. Base revenues in Europe and Asia Pacific increased 5.9% and 5.4%, respectively, in 2011 versus 2010; however, European economic conditions slowed in the second half of the year. End markets associated with welding, transportation and test and measurement businesses showed strength in 2011. Acquisitions contributed 4.9% to revenues primarily due to a North American automotive aftermarket business purchased in the first quarter of 2011, a South American chemical products manufacturer purchased in the fourth quarter of 2010, and a North American packaging business purchased in the second quarter of 2011. Currency translation resulted in a 3.1% increase in revenues primarily due to a stronger Euro and Australian dollar versus the year ago period.

Operating Income
Operating income increased 4.2% in 2012 versus 2011 primarily due to the positive operating leverage effects of the base revenue increase noted above and improved variable margins. Currency translation resulted in a 2.5% decline in operating income primarily due to a weaker Euro versus the year ago period. Higher restructuring expenses due to increased cost reduction activities also negatively impacted operating income by 1.9%. Base margins increased 110 basis points primarily due to improved variable margins and the positive operating leverage effect of the increase in base revenues noted above. Changes in variable margins and overhead costs improved base margins 70 basis points primarily due to the favorable effect of selling price versus material cost comparisons of 50 basis points and benefits of restructuring projects. The increase in base margins was partially offset by a 40 basis point decline related to acquisitions, primarily due to amortization expense related to intangible assets. Restructuring expenses diluted total operating margins by 30 basis points primarily due to restructuring activities related to continued improvements in operating structure and efficiencies.
Operating income increased 21.2% in 2011 versus 2010 primarily due to the positive operating leverage effects of the base revenue increase noted above, the favorable effect of currency translation and income from acquisitions, partially offset by weaker variable margins. Currency translation resulted in a 3.4% increase in operating income primarily due to a stronger Euro and Australian dollar versus the year ago period. Base margins increased 120 basis points due to the positive operating leverage effect of the increase in base revenues, partially offset by changes in variable margins and overhead costs of 70 basis points, which was primarily due to the negative impact of selling price versus material cost comparisons of 60 basis points. Acquisitions diluted total operating margins by 40 basis points primarily due to amortization expense related to intangible assets.
RESULTS OF OPERATIONS BY SEGMENT
The reconciliation of segment operating revenues and operating income to total operating revenues and operating income is as follows:

	Operating Revenues
In millions	2012	2011	2010
Transportation	$3,550	$3,444	$2,839
Power Systems & Electronics	3,151	2,988	2,518
Industrial Packaging	2,412	2,463	2,123
Food Equipment	1,939	1,985	1,860
Construction Products	1,902	1,959	1,753
Polymers & Fluids	1,230	1,250	1,001
All Other	2,883	2,690	2,407
Intersegment revenues	(64)	(76)	(77)
Total Segments	17,003	16,703	14,424
Decorative Surfaces	921	1,084	992
Total	$17,924	$17,787	$15,416

	Operating Income
In millions	2012	2011	2010
Transportation	$560	$539	$427
Power Systems & Electronics	643	605	493
Industrial Packaging	282	249	208
Food Equipment	324	304	255
Construction Products	200	225	192
Polymers & Fluids	195	188	167
All Other	521	489	395
Total Segments	2,725	2,599	2,137
Decorative Surfaces	122	132	117
Total	$2,847	$2,731	$2,254

TRANSPORTATION
Businesses in this segment produce components, fasteners, fluids and polymers, as well as truck remanufacturing and related parts and service.
In the Transportation segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair;

•	polyester coatings and patch and repair products for the marine industry; and

•	truck remanufacturing and related parts and service.
In 2012, this segment primarily served the automotive original equipment manufacturers and tiers (53%) and automotive aftermarket (31%) markets.
The results of operations for the Transportation segment for 2012, 2011 and 2010 were as follows:

Dollars in millions	2012	2011	2010
Operating revenues	$3,550	$3,444	$2,839
Operating income	560	539	427
Margin %	15.8%	15.7%	15.0%
In 2012 and 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2012 Compared to 2011			2011 Compared to 2010
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	3.5%	8.0%	0.7%	9.7%	23.3%	1.9%
Changes in variable margins and overhead costs	—	(0.9)	(0.2)	—	(6.0)	(0.8)
	3.5	7.1	0.5	9.7	17.3	1.1
Acquisitions and divestitures	2.4	1.5	(0.1)	9.2	7.4	(0.3)
Restructuring costs	—	(1.5)	(0.2)	—	(1.5)	(0.2)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(2.8)	(3.3)	(0.1)	2.4	3.0	0.1
Other	—	—	—	—	—	—
	3.1%	3.8%	0.1%	21.3%	26.2%	0.7%

Operating Revenues
Revenues increased 3.1% in 2012 versus 2011 primarily due to the increase in base business and revenues from acquisitions, partially offset by the unfavorable effect of currency translation. Worldwide automotive base revenues increased 9.4% in 2012 versus 2011 primarily due to an increase in worldwide auto builds of approximately 6%, favorable customer mix and product penetration gains in Europe, and growing product penetration with automotive original equipment manufacturers in China. The automotive aftermarket base business declined 4.1% in 2012 versus 2011 primarily due to the loss of a major product line with a key customer and decreased demand for car care products in Europe, partially offset by higher demand in the U.S. Base revenues for the truck remanufacturing and related parts and service business increased 4.0% over the prior year primarily due to strong energy development activity that increased consumer demand in North America. The increase in acquisition revenue was primarily due to the purchase of a North American automotive aftermarket business in the first quarter of 2011 and a European automotive aftermarket business in the third quarter of 2011.

Revenues increased 21.3% in 2011 versus 2010 primarily due to the increase in base business, revenues from acquisitions and the favorable effect of currency translation. Worldwide automotive base revenues increased 10.3% in 2011 versus 2010 primarily due to an increase in worldwide auto builds of 3% and improved product penetration in European and Asian markets. The truck remanufacturing and related parts and service business increased 19.7% over the prior year due to increased demand in North America and Canada related to oil and gas exploration. Automotive aftermarket base business increased 3.7% over the prior year. The increase in acquisition revenue was primarily due to the purchase of a North American automotive aftermarket business in the first quarter of 2011.
Operating Income
Operating income increased 3.8% in 2012 versus 2011 primarily due to the positive operating leverage effect of the base revenue increase noted above and income from acquisitions, partially offset by the unfavorable effect of currency translation and higher restructuring expenses. Base margins increased 50 basis points primarily due to the positive operating leverage effect of the increase in base revenues described above, partially offset by changes in variable margins and overhead costs. Improvements in variable margins were primarily due to the favorable impact of selling price versus material cost comparisons of 40 basis points, which were more than offset by higher overhead costs of 60 basis points, including costs related to business expansion in China. The increase in total base margins was partially offset by a 20 basis point operating margin decline due to the higher restructuring expenses noted above.
Operating income increased 26.2% in 2011 versus 2010 primarily due to the positive operating leverage effects of the base revenue increase noted above, income from acquisitions and the favorable effect of currency translation, partially offset by lower variable margins and higher overhead costs. Base margins increased 110 basis points primarily due to the positive operating leverage effect of the increase in base revenues described above, partially offset by the negative impact of selling price versus material cost comparisons of 80 basis points. Acquisitions diluted total operating margins by 30 basis points primarily due to amortization expense related to intangible assets.
POWER SYSTEMS & ELECTRONICS
Businesses in this segment produce equipment and consumables associated with specialty power conversion, metallurgy and electronics.
In the Power Systems & Electronics segment, products include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories;

•	metal solder materials for PC board fabrication;

•	equipment and services for microelectronics assembly;

•	electronic components and component packaging;

•	static and contamination control equipment;

•	airport ground support equipment;

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications; and

•	metal jacketing and other insulation products.
In 2012, this segment primarily served the general industrial (43%), electronics (17%) and construction (8%) markets.
The results of operations for the Power Systems & Electronics segment for 2012, 2011 and 2010 were as follows:

Dollars in millions	2012	2011	2010
Operating revenues	$3,151	$2,988	$2,518
Operating income	643	605	493
Margin %	20.4%	20.2%	19.6%

In 2012 and 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2012 Compared to 2011			2011 Compared to 2010
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	3.8%	7.6%	0.8%	12.0%	24.9%	2.2%
Changes in variable margins and overhead costs	—	1.5	0.3	—	(2.7)	(0.5)
	3.8	9.1	1.1	12.0	22.2	1.7
Acquisitions and divestitures	3.0	(0.7)	(0.7)	4.3	(1.0)	(0.9)
Restructuring costs	—	(1.2)	(0.2)	—	(0.6)	(0.1)
Impairment of goodwill and intangibles	—	(0.1)	—	—	—	—
Translation	(1.3)	(0.9)	—	2.4	2.1	(0.1)
Other	—	—	—	—	—	—
	5.5%	6.2%	0.2%	18.7%	22.7%	0.6%
Operating Revenues
Revenues increased 5.5% in 2012 versus 2011 due to growth in base business and revenues from acquisitions, partially offset by the unfavorable effect of currency translation. Worldwide welding base revenues increased 6.8% in 2012 versus 2011, but softened in the fourth quarter, as worldwide revenues declined 1.2% in the fourth quarter, largely due to an 11.7% decline in the international welding base business. North American welding base revenues increased 10.2% in 2012 versus 2011 due to growth in oil and gas end markets for the full year and increased sales to heavy equipment OEM's in the first half of 2012, with slowed growth in heavy equipment OEM demand in the second half of the year. Base revenues for the international welding businesses decreased 2.1% in 2012 versus 2011 primarily due to a weak Chinese shipbuilding end market, partially offset by growth in Asian and European oil and gas markets. Base revenues for the electronics businesses increased 0.5% mainly due to base revenue growth of 8.0% in the electronics assembly businesses driven by strong order rates from a key electronics customer, partially offset by a 4.1% decline in the other electronics businesses as consumer demand for basic cell phones and computers was weaker. Acquisition revenue was primarily due to the purchase of a thermal processing and environmental equipment manufacturer in the third quarter of 2011.
Revenues increased 18.7% in 2011 versus 2010 due to growth in base business, revenues from acquisitions and the favorable effect of currency translation. Worldwide welding base revenues increased 19.5% in 2011 versus 2010. North American welding base revenues increased 22.4% due to improvements in a number of industrial-based end markets. In particular, increased sales in the oil and gas end market as well as sales to heavy equipment OEM’s and other manufacturers helped drive base revenues. Base revenues for the international welding businesses increased 11.9% in 2011 versus 2010 primarily due to growth in European and Asian oil and gas and infrastructure-related end markets. Base revenues for the electronics businesses increased 1.3% mainly due to base revenue growth of 6.3% in the electronics assembly businesses, though end markets significantly slowed for these businesses in the fourth quarter of 2011. Base revenues for the other electronics businesses decreased 1.3% due to weakening end markets and softer consumer demand. Acquisition revenue was primarily due to the purchase of a thermal processing and environmental equipment manufacturer in the third quarter of 2011 and an automated welding systems business in the fourth quarter of 2010.
Operating Income
Operating income increased 6.2% in 2012 versus 2011 primarily due to the favorable operating leverage effect of the growth in base revenues and improved variable margins, partially offset by higher restructuring expenses due to increased cost reduction activities and the unfavorable impact of currency translation. Base margins increased 110 basis points in 2012 versus 2011 primarily due to the favorable operating leverage effect of the growth in base business of 80 basis points and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 30 basis points primarily due to the positive impact of selling price versus material cost comparisons of 90 basis points, partially offset by higher overhead costs, including investments in emerging markets related to the oil and gas businesses. Acquisitions diluted total operating margins by 70 basis points in 2012 versus 2011 primarily due to lower operating margins and the impact of intangible asset amortization from acquisitions made within the past year.
Operating income increased 22.7% in 2011 versus 2010 primarily due to the favorable operating leverage effect of the growth in base revenues and the favorable impact of currency translation, partially offset by lower variable margins. Base margins increased 170 basis points primarily due to the favorable operating leverage effect of the growth in base revenues, partially offset by the negative impact of selling price versus material cost comparisons of 40 basis points. Acquisitions diluted total operating margins by 90 basis points versus the prior year, primarily due to the impact of intangible asset amortization.
INDUSTRIAL PACKAGING
Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.
In the Industrial Packaging segment, products include:

•	steel and plastic strapping and related tools and equipment;

•	plastic stretch film and related equipment; and

•	paper and plastic products that protect goods in transit.
In 2012, this segment primarily served the general industrial (27%), primary metals (22%), food and beverage (10%) and construction (9%) markets.
The results of operations for the Industrial Packaging segment for 2012, 2011 and 2010 were as follows:

Dollars in millions	2012	2011	2010
Operating revenues	$2,412	$2,463	$2,123
Operating income	282	249	208
Margin %	11.7%	10.1%	9.8%
In 2012 and 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2012 Compared to 2011			2011 Compared to 2010
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.4%	1.6%	0.1%	9.2%	36.9%	2.5%
Changes in variable margins and overhead costs	—	16.4	1.7	—	(23.0)	(2.1)
	0.4	18.0	1.8	9.2	13.9	0.4
Acquisitions and divestitures	1.4	1.3	—	3.0	3.1	—
Restructuring costs	—	(1.3)	(0.1)	—	(2.5)	(0.2)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(3.8)	(4.6)	(0.1)	3.8	5.2	0.1
Other	—	—	—	—	—	—
	(2.0)%	13.4%	1.6%	16.0%	19.7%	0.3%
Operating Revenues
Revenues decreased 2.0% in 2012 versus 2011 due to the unfavorable effect of currency translation, which more than offset revenues from acquisitions and an increase in base revenues. The increase in acquisition revenue was primarily due to the purchase of a European protective packaging business in the fourth quarter of 2011 and a North American protective packaging business in the second quarter of 2011. Total North American base revenues increased 3.4% in 2012 versus 2011, while international base revenues declined 1.9% over the same period. Base revenues were virtually flat for the North American strapping and equipment businesses due to unfavorable selling prices and lower equipment sales, partially offset by increased sales volume in steel and plastic strapping. Base revenues for the international strapping and equipment businesses decreased 3.4%, primarily due to a slowdown in consumable sales in the European steel and lumber markets. Worldwide stretch packaging base revenues increased 4.9% in 2012 versus 2011 primarily due to increased equipment sales in North America and Europe and consumable sales to agricultural customers in Europe, while worldwide protective packaging grew 3.2% over the same period primarily due to increased product penetration.
Revenues increased 16.0% in 2011 versus 2010 due to the increase in base revenues, the favorable effect of currency translation and revenues from acquisitions. Base revenues for the North American strapping and equipment businesses increased 11.6% in 2011 versus 2010 largely due to higher steel and plastic strapping prices and increased equipment sales. Base revenues for the international strapping and equipment businesses grew 7.0% primarily due to higher strapping prices and higher equipment sales. Base revenues for stretch packaging worldwide increased 14.0% in 2011 versus 2010 and worldwide protective packaging grew 7.9% over the prior period. The increase in acquisition revenue was primarily due to the purchase of a protective packaging business in the second quarter of 2011.

Operating Income

Operating income increased 13.4% in 2012 versus 2011 primarily due to lower operating expenses, partially offset by the unfavorable impact of currency translation. Base operating margins increased 180 basis points primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 170 basis points primarily due to the positive impact of selling price versus material cost comparisons of 70 basis points, the benefits of restructuring projects, primarily within the strapping business, and other overhead cost reductions.

Operating income increased 19.7% in 2011 versus 2010 primarily due to the increase in base revenues, the favorable impact of currency translation and income from acquisitions, partially offset by lower variable margins and higher restructuring expenses. Base operating margins increased 40 basis points primarily due to the positive operating leverage effect of the increase in base revenues of 250 basis points, partially offset by changes in variable margins and overhead costs. The changes in variable margins and overhead costs decreased base margins by 210 basis points, primarily due to unfavorable selling price versus material cost comparisons of 110 basis points and higher operating expenses in North America.
FOOD EQUIPMENT
Businesses in this segment produce commercial food equipment and provide related service.
In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.
In 2012, this segment primarily served the food institutional/restaurant (42%), service (38%) and food retail (16%) markets.
The results of operations for the Food Equipment segment for 2012, 2011 and 2010 were as follows:

Dollars in millions	2012	2011	2010
Operating revenues	$1,939	$1,985	$1,860
Operating income	324	304	255
Margin %	16.7%	15.3%	13.7%

In 2012 and 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2012 Compared to 2011			2011 Compared to 2010
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.6%	1.7%	0.2%	2.8%	8.9%	0.8%
Changes in variable margins and overhead costs	—	8.3	1.2	—	10.6	1.4
	0.6	10.0	1.4	2.8	19.5	2.2
Acquisitions and divestitures	—	—	—	1.2	(0.4)	(0.2)
Restructuring costs	—	—	—	—	(3.0)	(0.4)
Impairment of goodwill and intangibles	—	(0.3)	—	—	—	—
Translation	(2.9)	(3.0)	—	2.7	3.0	—
Other	—	—	—	—	—	—
	(2.3)%	6.7%	1.4%	6.7%	19.1%	1.6%

Operating Revenues
Revenues decreased 2.3% in 2012 versus 2011 due to the unfavorable effect of currency translation, which more than offset the growth in base business. North American base revenues increased 3.0% in 2012 versus 2011 as equipment revenues increased 2.7% and service revenues increased 3.6%. The increase in equipment revenues was driven by growth in certain institutional, restaurant and retail markets, but declined in the fourth quarter of 2012, largely due to slower demand from institutional customers in budget constrained sectors. The increase in service revenues was partly due to expanded service capabilities and improved market penetration. International base revenues decreased 2.0% in 2012 versus 2011 as equipment revenues decreased 4.2%, driven by lower European sales in the cooking businesses, partially offset by product penetration gains in China and Brazil. International service revenues increased 3.4% driven by sales in Europe due to expanded service capabilities.
Revenues increased 6.7% in 2011 versus 2010 due to the growth in base business, the favorable effect of currency translation and revenues from acquisitions. North American food equipment base revenues increased 3.9% in 2011 versus 2010 as equipment revenues increased 4.6% and service revenues grew 2.7%. Equipment revenues increased primarily due to better, but still modest growth in the casual dining restaurant category, partially offset by weakness in institutional categories where government budgets were constrained. International base revenues increased 1.7% for the period as equipment revenues increased 1.0% and service revenues increased 3.3%. Growth in Asian and Latin American revenues was partially offset by lower European sales in 2011 versus 2010. The increase in acquisition revenue was primarily due to the purchase of a European food equipment business in the third quarter of 2010.
Operating Income
Operating income increased 6.7% in 2012 versus 2011 primarily due to improved variable margins and productivity improvements, partially offset by the unfavorable effect of currency translation. Base operating margins increased 140 basis points primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 120 basis points in 2012 versus 2011, primarily due to the positive impact of selling price versus material cost comparisons of 60 basis points and a 50 basis point improvement from lower operating expenses due to productivity improvements in North America and Europe.
Operating income increased 19.1% in 2011 versus 2010 primarily due to lower operating expenses, the increase in base revenues and the favorable effect of currency translation, partially offset by higher restructuring expenses. Base business margins increased 220 basis points primarily due to lower operating expenses and adjustments related to a European business in 2010, and the positive operating leverage effect of the increase in base revenues of 80 basis points noted above. Higher restructuring expenses in 2011 versus 2010 decreased total operating margins by 40 basis points.

CONSTRUCTION PRODUCTS
Businesses in this segment produce construction fastening systems and truss products.
In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.
In 2012, this segment primarily served the residential construction (44%), renovation construction (26%), and commercial construction (25%) markets.
The results of operations for the Construction Products segment for 2012, 2011 and 2010 were as follows:

Dollars in millions	2012	2011	2010
Operating revenues	$1,902	$1,959	$1,753
Operating income	200	225	192
Margin %	10.5%	11.5%	11.0%

In 2012 and 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2012 Compared to 2011			2011 Compared to 2010
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(0.5)%	(1.9)%	(0.2)%	2.7%	10.7%	0.9%
Changes in variable margins and overhead costs	—	(0.7)	—	—	(7.4)	(0.8)
	(0.5)	(2.6)	(0.2)	2.7	3.3	0.1
Acquisitions and divestitures	0.2	1.8	0.2	3.0	0.1	(0.3)
Restructuring costs	—	(8.4)	(1.0)	—	4.4	0.5
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(2.6)	(2.1)	—	6.0	9.5	0.3
Other	—	—	—	—	0.1	(0.1)
	(2.9)%	(11.3)%	(1.0)%	11.7%	17.4%	0.5%
Operating Revenues
Revenues decreased 2.9% in 2012 versus 2011 primarily due to the negative impact of currency translation and lower base revenues. International base revenues declined 3.4% in 2012 versus 2011 as European base revenues declined 5.1% due to lower sales of consumable products driven by a slowdown in construction activity in all European end markets. Base revenues in Asia Pacific declined 1.4% in 2012 versus 2011 primarily due to lower renovation and commercial construction activity in Australia and New Zealand. In North America, base revenue growth for residential, renovation and commercial construction was 9.5%, 5.6% and 4.1%, respectively. The North American base revenue increase was driven by improved U.S. housing starts as well as a modest increase in commercial construction square footage activity.
Revenues increased 11.7% in 2011 versus 2010 primarily due to the favorable effect of currency translation, revenues from acquisitions and an increase in base revenues. The increase in acquisition revenue was primarily due to the purchase of a European retail distribution business in the second quarter of 2010 and a North American fastener business in the second quarter of 2011. European base revenues increased 7.2% due to improved conditions in commercial construction in the first half of the year; however, the rate of growth moderated in the second half of the year compared to early 2011. North American base revenues increased 2.3% primarily due to price increases implemented to offset higher steel prices, partially offset by the one-time licensing agreement settlement in the commercial construction business that positively impacted revenues in 2010. In

North America, renovation base revenue growth was 5.5%, residential base revenue growth was 2.7% and commercial construction base revenue declined 3.0%. North American base revenue was impacted by 1% growth in remodeling expenditures, 3% annualized growth in U.S. housing starts as well as a 2% decline in commercial construction square footage activity. Base revenues for the Asia-Pacific region declined 1.7% as market conditions in the Australian residential construction market progressively softened throughout the year.
Operating Income
Operating income decreased 11.3% in 2012 versus 2011 primarily due to higher restructuring expenses, the unfavorable impact of currency translation and lower base revenues, partially offset by income from acquisitions. Total base margins decreased 20 basis points in 2012 versus 2011 due to the negative operating leverage effect of the decrease in base revenues. The impact of changes in variable margins and overhead costs on total base margins was flat in 2012 versus 2011, as the favorable impact of selling price versus material cost comparisons of 20 basis points was offset by higher operating expenses in Europe. Restructuring expenses reduced total operating margins by 100 basis points due to increased cost reduction activities worldwide.
Operating income increased 17.4% in 2011 versus 2010 primarily due to the positive operating leverage effect from the increase in base revenues described above, the favorable effect of currency translation, and lower restructuring expenses. Base margins increased 10 basis points versus the prior year primarily due to the favorable operating leverage effect of the increase in base revenues, partially offset by a one-time licensing agreement settlement in the commercial construction business that favorably affected margins in 2010, and the negative impact of selling price versus material cost comparisons of 30 basis points.
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
In 2012, this segment primarily served the general industrial (33%), construction (14%) and maintenance, repair and operations, or "MRO", (18%) markets.
The results of operations for the Polymers & Fluids segment for 2012, 2011 and 2010 were as follows:

Dollars in millions	2012	2011	2010
Operating revenues	$1,230	$1,250	$1,001
Operating income	195	188	167
Margin %	15.8%	15.0%	16.7%

In 2012 and 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2012 Compared to 2011			2011 Compared to 2010
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(3.1)%	(9.0)%	(0.9)%	4.7%	12.4%	1.2%
Changes in variable margins and overhead costs	—	16.9	2.6	—	(9.2)	(1.4)
	(3.1)	7.9	1.7	4.7	3.2	(0.2)
Acquisitions and divestitures	6.1	1.2	(0.8)	16.2	8.7	(0.9)
Restructuring costs	—	(1.2)	(0.2)	—	(3.5)	(0.6)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(4.6)	(4.2)	0.1	4.0	4.2	—
Other	—	—	—	—	—	—
	(1.6)%	3.7%	0.8%	24.9%	12.6%	(1.7)%
Operating Revenues
Revenues decreased 1.6% in 2012 versus 2011 primarily due to the negative effect of currency translation and a decrease in base revenues, partially offset by revenues from acquisitions. Worldwide base revenues for the polymers and hygiene businesses decreased 4.0% in 2012 versus 2011 primarily driven by a decrease in European sales, especially in Spain, and from exiting low margin business. Worldwide base revenues for the fluids business decreased 1.4% in 2012 versus 2011 primarily due to decreased sales in Europe, partially offset by modest growth in North America and Brazil. The increase in acquisition revenue was primarily due to the purchase of a manufacturer of advanced technology silicone materials in the second quarter of 2012 and a European specialty chemical business in the first quarter of 2012.
Revenues increased 24.9% in 2011 versus 2010 primarily due to revenues from acquisitions, an increase in base revenues and the favorable effect of currency translation. Acquisition revenue was primarily the result of the purchase of a Latin American fluids business and a European polymers business in the fourth quarter of 2010. End market demand was stronger in North America and Asia Pacific but weaker in Europe. Total base revenues for the polymers businesses increased 2.7% while the fluids businesses increased 6.2% in 2011 versus 2010. North American base revenues increased 7.4% and European base revenues increased 3.2%, while Asia-Pacific base revenues increased 5.0% primarily due to growth in China.

Operating Income
Operating income increased 3.7% in 2012 versus 2011 primarily due to improvements in variable margins and income from acquisitions, partially offset by the decrease in base revenues noted above, the unfavorable effect of currency translation, and higher restructuring expenses. Total base margins increased 170 basis points versus last year primarily due to changes in variable margins and overhead costs of 260 basis points, partially offset by the impact of the decrease in base revenues noted above. The positive impact from changes in variable margins and overhead costs was primarily due to the favorable impact of selling price versus material cost comparisons of 90 basis points, lower overhead costs of 110 basis points primarily due to the benefits of restructuring projects, and the loss on an international polymers contract that negatively impacted margins in 2011. Acquisitions diluted total operating margins by 80 basis points primarily due to the impact of intangible asset amortization from acquisitions made within the past year.
Operating income increased 12.6% in 2011 versus 2010 primarily due to the increase in base revenues, income from acquisitions and the favorable effect of currency translation, partially offset by higher operating costs and restructuring expenses. Base margins declined 20 basis points versus the prior year primarily due to the negative impact of selling price versus material cost comparisons of 90 basis points and a loss on an international polymers contract, partially offset by the positive operating leverage effect of the increase in base revenues. Acquisitions diluted total operating margins by 90 basis points primarily due to the impact of intangible asset amortization.

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
In 2012, this segment primarily served the general industrial (27%), food and beverage (21%), consumer durables (12%), and food retail/service (4%) markets.
The results of operations for the All Other segment for 2012, 2011 and 2010 were as follows:

Dollars in millions	2012	2011	2010
Operating revenues	$2,883	$2,690	$2,407
Operating income	521	489	395
Margin %	18.1%	18.2%	16.4%

In 2012 and 2011, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2012 Compared to 2011			2011 Compared to 2010
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	2.9%	7.2%	0.7%	6.9%	19.3%	1.9%
Changes in variable margins and overhead costs	—	4.9	0.9	—	1.1	0.2
	2.9	12.1	1.6	6.9	20.4	2.1
Acquisitions and divestitures	6.5	(0.9)	(1.3)	2.9	1.0	(0.3)
Restructuring costs	—	(2.2)	(0.4)	—	—	—
Impairment of goodwill and intangibles	—	—	—	—	0.3	—
Translation	(2.2)	(2.3)	—	2.0	2.1	—
Other	—	—	—	—	—	—
	7.2%	6.7%	(0.1)%	11.8%	23.8%	1.8%
Operating Revenues
Revenues increased 7.2% in 2012 versus 2011 due to revenues from acquisitions and an increase in base business, partially offset by the unfavorable effect of currency translation. Acquisition revenue was primarily due to the first quarter 2012 purchase of a manufacturer of specialty devices used to measure the flow of gases and fluids. Base revenues increased 7.2% for the worldwide test and measurement businesses primarily due to increased equipment orders in North America, Europe, and China, and a one-time sale of equipment to a consumer electronics customer. Base revenues for the consumer packaging businesses were virtually flat as increased sales in both the global packaging solutions business and plastics and security business were offset by lower sales related to the reclosable packaging business and the worldwide foils and transfer ribbon business. Worldwide appliance base revenue growth was 8.0% primarily due to market penetration and improved customer demand in North America in 2012 versus 2011.
Revenues increased 11.8% in 2011 versus 2010 due to an increase in base business revenues, revenues from acquisitions and the favorable effect of currency translation. Acquisition revenue was primarily due to the purchase of a test and measurement business in the fourth quarter of 2010, a heat transfer business in the second quarter of 2011, and a plastics and security business in the second quarter of 2010. Base business revenues for the test and measurement businesses increased 15.5% due to increased equipment orders both internationally and in North America. Growing worldwide product regulatory standards contributed to growth in these businesses. Base revenues for the consumer packaging business increased 4.7% in 2011 versus 2010 due to growth in the beverage packaging solutions, decorating equipment and marking and labels businesses. Base revenues for the worldwide appliance businesses declined 9.1% due to prolonged construction-associated weakness in the appliance end market.
Operating Income
Operating income increased 6.7% in 2012 versus 2011 primarily due to the growth in base revenues and improved variable margins, partially offset by the unfavorable impact of currency translation, higher restructuring expenses, and the loss of income due to divestitures partially offset by income from acquisitions. Total base margins increased 160 basis points primarily due to changes in variable margins and overhead costs of 90 basis points and the increase in base revenues noted above. The positive impact from changes in variable margins and overhead costs was primarily due to favorable selling price versus material cost comparisons of 40 basis points and other variable margin improvements of 40 basis points primarily due to product mix. Acquisitions (net of divestitures) diluted total operating margins by 130 basis points primarily due to amortization expense related to intangible assets from acquisitions made within the past year. Higher restructuring expenses decreased operating margins by 40 basis points due to increased cost reduction activities in 2012.
Operating income increased 23.8% in 2011 versus 2010 primarily due to the growth in base revenues. Base margins increased 210 basis points primarily due to the positive operating leverage effect from the increase in base revenues of 190 basis points and changes in variable margins and overhead costs of 20 basis points. The positive impact from changes in variable margins and overhead costs was primarily due to the benefits from past restructuring projects. Acquisitions (net of divestitures) diluted total operating margins by 30 basis points in 2011.
DECORATIVE SURFACES
The Decorative Surfaces business produces decorative high-pressure laminate surfacing materials for furniture, office and retail space, countertops, worktops and other applications. Principal end markets served include commercial, renovation and residential construction.
On August 15, 2012, the Company entered into the Investment Agreement to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by CD&R. Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed joint venture, Wilsonart. The transaction closed on October 31, 2012, reducing the Company's ownership of Wilsonart to 49% immediately following the close of the transaction. The Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Effective November 1, 2012, the Company made changes to its management reporting structure and Decorative Surfaces is no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.

Historical operating results of Decorative Surfaces for 2012, 2011 and 2010 were as follows:

	For the Ten Months Ended October 31,	For the Twelve Months Ended December 31,
In millions	2012	2011	2010
Operating revenues	$921	$1,084	$992
Operating income	122	132	117
Margin %	13.3%	12.2%	11.8%

Revenues declined 15.0% and operating income decreased 7.5% in 2012 versus 2011 due to there being only ten months of operating results in 2012 versus twelve months of operating results in 2011 as the Company divested a 51% interest in the Decorative Surfaces segment on October 31, 2012.

Revenues increased 9.3% in 2011 versus 2010 primarily due to the increase in base revenues and the favorable effect of currency translation. Operating income increased 12.8% in 2011 versus 2010 primarily due to the increase in base revenues, lower restructuring expenses and the favorable effect of currency translation, partially offset by higher operating costs.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets increased to $288 million in 2012 from $255 million in 2011, due to newly acquired businesses, most notably a manufacturer of specialty devices used to measure the flow of gases and fluids in the All Other segment acquired in the beginning of 2012. Amortization of intangible assets increased in 2011 versus $207 million in 2010, due to intangible asset amortization for newly acquired businesses, most notably a North American automotive aftermarket business in the Transportation segment and a thermal processing and environmental equipment manufacturer in the Power Systems & Electronics segment.
IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS
In 2012, the Company performed its annual goodwill and indefinite-lived intangible asset impairment assessment, which resulted in a goodwill impairment charge of approximately $1 million related to the pressure sensitive adhesives reporting unit in the Power Systems & Electronics segment and an intangible asset impairment charge of approximately $1 million related to an international reporting unit in the Food Equipment segment. There were no impairment charges in 2011. In 2010, there was an intangible asset impairment charge of approximately $1 million related to the test and measurement reporting unit in the All Other segment. See the Goodwill and Intangible Assets note in Item 8. Financial Statements and Supplementary Data for further details of the impairment charges.
INTEREST EXPENSE
Interest expense increased to $214 million in 2012, which includes the full year impact of interest expense on the 3.375% notes and 4.875% notes issued in late August 2011 and the interest expense related to the 3.9% notes issued in late August 2012, versus $192 million in 2011. The increase was partially offset by lower interest expense on the 6.55% preferred debt securities which were fully paid on the first business day in 2012. Interest expense increased to $192 million in 2011 versus $175 million in 2010 primarily due to interest expense on the 3.375% notes and 4.875% notes issued in late August 2011. The weighted-average interest rate on the Company's commercial paper was 0.2% in 2012, 0.1% in 2011 and 0.2% in 2010.
GAIN ON SALE OF INTEREST IN DECORATIVE SURFACES
In the fourth quarter of 2012, the Company recorded a pre-tax gain of $933 million ($632 million after-tax) related to the sale of a 51% majority interest in the Decorative Surfaces segment. See the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.
OTHER INCOME (EXPENSE)
Other income (expense) was income of $37 million in 2012 versus $54 million in 2011. This decrease was primarily due to an equity loss related to Wilsonart of $30 million in 2012, lower income from investments of $11 million (versus $17 million in 2011), and losses on foreign currency transactions of $11 million (versus $4 million in 2011), partially offset by gains on the disposal of operations and affiliates of $22 million (versus $2 million in 2011). See the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of the Wilsonart transaction.
Other income (expense) was income of $54 million in 2011 versus $10 million in 2010. This increase was primarily due to higher interest income of $40 million (versus $24 million in 2010), lower losses on foreign currency transactions of $4 million (versus $17 million in 2010) and gains on disposal of operations and affiliates of $2 million (versus losses of $8 million in 2010).
INCOME TAXES
The effective tax rate was 30.7% in 2012, 22.2% in 2011, and 30.5% in 2010. The effective tax rate for 2012 was unfavorably impacted by discrete tax charges totaling $36 million in the fourth quarter of 2012, which included $35 million for the settlement of an IRS tax audit for the years 2008-2009. The effective tax rate for 2011 was favorably impacted by the discrete non-cash tax benefit of $166 million in the first quarter of 2011 related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office. The effective tax rate for 2010 was unfavorably impacted by the discrete tax charge of $22 million in the first quarter of 2010 related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act.
See the Income Taxes note in Item 8. Financial Statements and Supplementary Data for further details on these discrete tax adjustments and a reconciliation of the U.S. federal statutory rate to the effective tax rate.

INCOME FROM CONTINUING OPERATIONS
Income from continuing operations in 2012 of $2.5 billion ($5.27 per diluted share) was 23.7% higher than 2011 income of $2.0 billion ($4.08 per diluted share). Income from continuing operations in 2011 was 38.9% higher than 2010 income of $1.5 billion ($2.89 per diluted share).
FOREIGN CURRENCY
The strengthening of the U.S. Dollar against foreign currencies in 2012 versus 2011 decreased operating revenues by approximately $466 million in 2012 and decreased income from continuing operations by approximately $44 million ($0.09 per diluted share). The weakening of the U.S. Dollar against foreign currencies in 2011 versus 2010 increased operating revenues by approximately $460 million in 2011 and increased income from continuing operations by approximately $51 million ($0.10 per diluted share).
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations was $375 million in 2012 versus $54 million in 2011 primarily due to an after-tax gain of $372 million on the sale of the finishing business in the second quarter of 2012. Income from discontinued operations in 2011 was higher than 2010 income of $51 million primarily due to improved operating results in the held for sale finishing business partially offset by an after-tax loss of $3 million on the sale of a discontinued operation in 2011 versus an after-tax gain of $5 million on the sale of a discontinued operation in 2010. See the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.
2013 SEGMENT CHANGES

Effective January 1, 2013, the Company made certain changes in how its operations are reported to senior management in order to better align its portfolio of businesses with its enterprise-wide portfolio management initiative.
As a result of this reorganization, the Company's operations will be prospectively aggregated into the following eight external reportable segments: Industrial Packaging; Test & Measurement and Electronics; Automotive OEM; Polymers & Fluids; Food Equipment; Construction Products; Welding; and Specialty Products.
The significant changes resulting from this reorganization include the following:

•
Certain businesses within the former Transportation segment, primarily related to the automotive aftermarket business, will be reported in the Polymers & Fluids segment and the Transportation segment will be renamed Automotive OEM.

•	The Welding business, which was formerly reported in the Power Systems & Electronics segment, will be reported separately as the Welding segment.

•
The Electronics business, which was formerly reported in the Power Systems & Electronics segment, will be combined with the Test & Measurement business, which was formerly reported in the All Other segment, to form a new Test & Measurement and Electronics segment.

•	The All Other segment will be renamed Specialty Products.

The 2012 Annual Report on Form 10-K has not been restated for these changes in segment reporting. Results for 2012 and prior periods are reported on the basis under which the Company managed its business in 2012 and do not reflect the January 2013 reorganization described above.
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

Cash Flow

The Company uses free operating cash flow to measure cash flow generated by operations that is available for dividends, acquisitions, share repurchases and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free operating cash flow represents net cash provided by operating activities less additions to plant and equipment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the three years ended December 31, 2012, 2011 and 2010 was as follows:

In millions	2012	2011	2010
Net cash provided by operating activities	$2,072	$1,956	$1,488
Additions to plant and equipment	(382)	(353)	(288)
Free operating cash flow	$1,690	$1,603	$1,200

Cash dividends paid	$(865)	$(680)	$(636)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(723)	(1,308)	(497)
Repurchases of common stock	(2,020)	(950)	(350)
Proceeds from investments	281	37	27
Net proceeds from sale of discontinued operations	723	—	—
Proceeds from sale of operations and affiliates	1,120	22	63
Net proceeds (repayments) of debt	1,015	1,148	(190)
Other	327	184	146
Effect of exchange rate changes on cash and equivalents	53	(64)	77
Net increase (decrease) in cash and equivalents	$1,601	$(8)	$(160)

On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program which provided for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time (the “2007 Program”). Under the 2007 Program, the Company made repurchases of approximately 16.3 million shares of its common stock at an average price of $53.51 per share and approximately 8.1 million shares of its common stock at an average price of $43.29 per share during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there were no authorized repurchases remaining under the 2007 Program.
On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Under the 2011 Program, the Company made repurchases of approximately 1.8 million shares of its common stock at an average price of $43.20 per share during 2011 and approximately 35.5 million shares of its common stock at an average price of $56.93 per share during 2012. As of December 31, 2012, there was approximately $1.9 billion of authorized repurchases remaining under the 2011 Program.
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

ROIC for the years ended December 31, 2012, 2011, and 2010 was as follows:

Dollars in millions	2012	2011	2010
Operating income	$2,847	$2,731	$2,254
Taxes (30.7% for 2012, 22.2% for 2011, and 30.5% for 2010)	(874)	(606)	(687)
Operating income after taxes	$1,973	$2,125	$1,567
Invested Capital:
Trade receivables	$2,742	$2,819	$2,582
Inventories	1,585	1,716	1,635
Net plant and equipment	1,994	2,025	2,066
Investments	146	409	441
Goodwill and intangible assets	7,788	7,431	6,703
Accounts payable and accrued expenses	(2,068)	(2,132)	(2,141)
Net assets held for sale	—	279	—
Other, net	652	299	(32)
Total invested capital	$12,839	$12,846	$11,254
Average invested capital	$13,160	$12,620	$10,735
Return on average invested capital	15.0%	16.8%	14.6%
ROIC decreased 180 basis points in 2012 versus 2011 as a result of after-tax operating income decreasing 7.2% and an increase in average invested capital. The decrease in after-tax operating income was due to a higher tax rate in 2012 resulting from discrete tax charges in the fourth quarter of 2012, which included the settlement of an IRS tax audit for the years 2008-2009, versus a discrete tax benefit in the first quarter of 2011 for an Australian tax matter. The fourth quarter 2012 discrete tax charges had an unfavorable 40 basis point impact on ROIC in 2012.
ROIC increased 220 basis points in 2011 versus 2010 as a result of after-tax operating income increasing 35.6%, partially offset by an increase in average invested capital. The increase in after-tax operating income was due to an increase in base business and a lower tax rate in 2011 resulting from a discrete tax benefit in the first quarter of 2011 for an Australian tax matter versus a discrete tax charge in the first quarter of 2010 for the impact of the health care reform legislation. The first quarter 2011 discrete tax benefit had a favorable 140 basis point impact on ROIC in 2011.
Working Capital
Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at December 31, 2012 and 2011 is summarized as follows:

Dollars in millions	2012	2011	Increase (Decrease)
Current Assets:
Cash and equivalents	$2,779	$1,178	$1,601
Trade receivables	2,742	2,819	(77)
Inventories	1,585	1,716	(131)
Other	854	750	104
Assets held for sale	—	386	(386)
	7,960	6,849	1,111
Current Liabilities:
Short-term debt	459	502	(43)
Accounts payable and accrued expenses	2,068	2,132	(64)
Other	124	236	(112)
Liabilities held for sale	—	107	(107)
	2,651	2,977	(326)
Net Working Capital	$5,309	$3,872	$1,437
Current Ratio	3.00	2.30

Cash and equivalents totaled approximately $2.8 billion as of December 31, 2012 and $1.2 billion as of December 31, 2011, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, acquisitions, share repurchases, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities of $2.5 billion, for short-term liquidity needs. The Company believes cash generated domestically will continue to be sufficient to fund cash requirements in the U.S.
Debt
Total debt and total debt to capitalization at December 31, 2012 and 2011 were as follows:

Dollars in millions	2012	2011	Increase (Decrease)
Short-term debt	$459	$502	$(43)
Long-term debt	4,589	3,488	1,101
Total debt	$5,048	$3,990	$1,058
Total debt to total capitalization	32.3%	28.5%
The Company may issue commercial paper to fund general corporate needs and to fund small and medium-sized acquisitions. The Company has committed lines of credit of $2.5 billion in the U.S. to support the potential issuances of commercial paper. Of this amount, $1.0 billion is provided under a line of credit agreement with a termination date of June 10, 2016 and $1.5 billion is provided under a line of credit agreement with a termination date of June 8, 2017. No amounts were outstanding under these two facilities at December 31, 2012. The Company’s foreign operations also had authorized credit facilities of $337 million of which $89 million was outstanding as of December 31, 2012.
The Company had outstanding commercial paper of approximately $408 million and $192 million at December 31, 2012 and December 31, 2011, respectively, which is included in short-term debt. The maximum outstanding commercial paper balance during 2012 was $1.5 billion while the average daily balance was $808 million.
In 2012, the Company issued $1.1 billion of 3.9% notes due September 1, 2042 at 99.038% of face value. The effective interest rate of the notes is 3.955%. These notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured indebtedness of the Company. The net proceeds from this issuance were used to repay outstanding commercial paper.
The Company believes that, based on its current free operating cash flow, debt to capitalization ratios and credit ratings, it could readily obtain additional financing if necessary.
Total Debt to Adjusted EBITDA

The Company uses the ratio of total debt to adjusted EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to adjusted EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. Adjusted EBITDA and the ratio of total debt to adjusted EBITDA are non-GAAP financial measures. The ratio of total debt to adjusted EBITDA represents total debt divided by income from continuing operations before interest expense, gain on sale of interest in Decorative Surfaces, other income (expense), income taxes, depreciation, and amortization and impairment of goodwill and other intangible assets on a trailing twelve month basis.

Total debt to adjusted EBITDA for the years ended December 31, 2012 and 2011 was as follows:

Dollars in millions	2012	2011
Total debt	$5,048	$3,990

Income from continuing operations	$2,495	$2,017
Add:
Interest expense	214	192
Gain on sale of interest in Decorative Surfaces	(933)	—
Other income (expense)	(37)	(54)
Income taxes	1,108	576
Depreciation	323	336
Amortization and impairment of goodwill and other intangible assets	290	255
Adjusted EBITDA	$3,460	$3,322
Total debt to adjusted EBITDA ratio	1.5	1.2

The Company's debt to adjusted EBITDA ratio increased from 1.2 to 1.5 in 2012 versus 2011 primarily due to the increase in long-term debt related to the $1.1 billion of 3.9% notes that were issued in August 2012.

Stockholders’ Equity
The changes to stockholders’ equity during 2012 and 2011 were as follows:

In millions	2012	2011
Beginning balance	$10,034	$9,572
Net income	2,870	2,071
Cash dividends declared	(691)	(685)
Repurchases of common stock	(2,020)	(950)
Stock option and restricted stock activity	334	221
Currency translation adjustments	94	(141)
Other	(51)	(54)
Ending balance	$10,570	$10,034
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
The Company’s significant contractual obligations as of December 31, 2012 were as follows:

In millions	2013	2014	2015	2016	2017	2018 and Future Years
Total long-term debt	$6	$1,793	$2	$1	$1	$2,792
Interest payments on notes	223	194	131	131	131	1,965
Minimum lease payments	153	113	81	61	47	67
	$382	$2,100	$214	$193	$179	$4,824
As of December 31, 2012, the Company has recorded noncurrent liabilities for unrecognized tax benefits of $108 million. The Company is not able to reasonably estimate the timing of payments related to the liabilities for unrecognized tax benefits.
At December 31, 2012, the Company had open stand-by letters of credit of approximately $194 million, substantially all of which expire in 2013 and 2014. The Company had no other significant off-balance sheet commitments at December 31, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company has six accounting policies which it believes are most important to the Company’s financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. Management bases its estimates on historical experience, and in some cases on observable market information. Various assumptions are also used that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
The Company's critical accounting policies are as follows:
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
The majority of the Company's international businesses compute depreciation on a straight-line basis to conform to their local statutory accounting and tax regulations.

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
Goodwill and Intangible Assets — The Company’s business acquisitions typically result in recording goodwill and other intangible assets, which are a significant portion of the Company’s total assets and affect the amount of amortization expense and impairment charges that the Company could incur in future periods. The Company follows the guidance prescribed in the accounting standards to test goodwill and intangible assets for impairment. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its 40 reporting units to the carrying value of each reporting unit to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill. In calculating the fair value of the reporting units or specific intangible assets, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and other intangible assets.
As of December 31, 2012, the Company had total goodwill and intangible assets of $7.8 billion allocated to its 40 reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its 40 reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company’s 80/20 business simplification process. The amount of goodwill and other intangible assets allocated to individual reporting units ranges from approximately $9 million to $1.1 billion, with the average amount equal to $195 million.
Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company’s global end markets, impairment charges related to one or more reporting units could occur in future periods.
Pension and Other Postretirement Benefits — The Company has various company-sponsored defined benefit retirement plans covering a substantial portion of U.S. employees and many employees outside the U.S. Pension and other postretirement expense and obligations are determined based on actuarial valuations. Pension benefit obligations are generally based on each participant’s years of service, future compensation, and age at retirement or termination. Important assumptions in determining pension and postretirement expense and obligations are the discount rate, the expected long-term return on plan assets and health care cost trend rates. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.
The Company determines the discount rate used to measure plan liabilities as of the year-end measurement date for the U.S. primary pension plan. The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. A 25 basis point decrease in the discount rate would increase the present value of the U.S. primary pension plan obligation by approximately $36 million.
The expected long-term return on plan assets is based on historical and expected long-term returns for similar investment allocations among asset classes. For the U.S. primary pension plan, the Company’s assumption for the expected return on plan assets was 8.0% for 2012 and will be 8.0% for 2013. A 25 basis point decrease in the expected return on plan assets would increase the annual pension expense by approximately $3 million. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for information on the Company's pension and other postretirement benefit plans and related assumptions.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
The Company is exposed to certain market risks which exist as part of its ongoing business operations including changes in currency exchange rates, price volatility for certain commodities and changes in interest rates. The Company does not engage in speculative or leveraged transactions and does not hold or issue financial instruments for trading purposes.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of the Company’s fixed rate debt. The following table presents the Company’s debt for which fair value is subject to changing market interest rates:

	5.15% Notes Due	5.25% Euro Notes Due	6.25% Notes Due	4.88% Notes Due thru	3.375% Notes Due	4.875% Notes Due	3.9% Notes Due
In millions	Apr 1, 2014	Oct 1, 2014	Apr 1, 2019	Dec 31, 2020	Sep 15, 2021	Sep 15, 2041	Sep 1, 2042
As of December 31, 2012:
Estimated cash outflow by year of principal maturity
2013	$—	$—	$—	$4	$—	$—	$—
2014	800	989	—	3	—	—	—
2015	—	—	—	1	—	—	—
2016	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—
2018 and thereafter	—	—	700	4	350	650	1,100
Estimated fair value	846	1,071	877	13	381	770	1,132
Carrying value	800	989	700	12	349	641	1,089

As of December 31, 2011:
Total estimated cash outflow	$800	$972	$700	$22	$350	$650	$—
Estimated fair value	877	1,064	872	24	368	761	—
Carrying value	800	971	700	22	348	641	—
Foreign Currency Risk
The Company operates in the U.S. and 57 foreign countries. In general, the Company’s products are primarily manufactured and sold within the same country. The initial funding for the foreign manufacturing operations was provided primarily through the permanent investment of equity capital from the U.S. parent company. Therefore, the Company and its subsidiaries do not have significant assets or liabilities denominated in currencies other than their functional currencies. As such, the Company does not have any significant derivatives or other financial instruments that are subject to foreign currency risk at December 31, 2012 or 2011.
In October 2007, the Company issued €750 million of 5.25% Euro notes due October 1, 2014. The Company has significant operations with the Euro as their functional currency. The Company believes that the Euro cash flows from these businesses will be adequate to fund the debt obligations under these notes.

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
ITW management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ E. Scott Santi E. Scott Santi President & Chief Executive Officer February 19, 2013	/s/ Ronald D. Kropp Ronald D. Kropp Senior Vice President & Chief Financial Officer February 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Illinois Tool Works Inc. Glenview, IL

We have audited the accompanying consolidated statements of financial position of Illinois Tool Works Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, income reinvested in the business, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illinois Tool Works Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
February 19, 2013

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions except per share amounts	2012	2011	2010
Operating Revenues	$17,924	$17,787	$15,416
Cost of revenues	11,455	11,518	9,997
Selling, administrative, and research and development expenses	3,332	3,283	2,957
Amortization of intangible assets	288	255	207
Impairment of goodwill and other intangible assets	2	—	1
Operating Income	2,847	2,731	2,254
Interest expense	(214)	(192)	(175)
Gain on sale of interest in Decorative Surfaces	933	—	—
Other income (expense)	37	54	10
Income from Continuing Operations Before Income Taxes	3,603	2,593	2,089
Income taxes	1,108	576	637
Income from Continuing Operations	2,495	2,017	1,452
Income from Discontinued Operations	375	54	51
Net Income	$2,870	$2,071	$1,503

Income Per Share from Continuing Operations:
Basic	$5.31	$4.10	$2.90
Diluted	$5.27	$4.08	$2.89
Income Per Share from Discontinued Operations:
Basic	$0.80	$0.11	$0.10
Diluted	$0.79	$0.11	$0.10
Net Income Per Share:
Basic	$6.11	$4.21	$3.00
Diluted	$6.06	$4.19	$2.99

The Notes to Financial Statements are an integral part of this statement.

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2012	2011	2010
Net Income	$2,870	$2,071	$1,503
Other Comprehensive Income:
Foreign currency translation adjustments	94	(141)	153
Pension and other postretirement benefit adjustments, net of tax	(25)	(62)	25
Comprehensive Income	$2,939	$1,868	$1,681

Statement of Income Reinvested in the Business
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2012	2011	2010
Beginning Balance	$11,794	$10,408	$9,555
Net income	2,870	2,071	1,503
Cash dividends declared	(691)	(685)	(650)
Ending Balance	$13,973	$11,794	$10,408

The Notes to Financial Statements are an integral part of these statements.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In millions except shares	2012	2011
Assets
Current Assets:
Cash and equivalents	$2,779	$1,178
Trade receivables	2,742	2,819
Inventories	1,585	1,716
Deferred income taxes	332	366
Prepaid expenses and other current assets	522	384
Assets held for sale	—	386
Total current assets	7,960	6,849
Net plant and equipment	1,994	2,025
Investments	146	409
Goodwill	5,530	5,198
Intangible assets	2,258	2,233
Deferred income taxes	391	634
Other assets	1,030	636
	$19,309	$17,984
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term debt	$459	$502
Accounts payable	676	697
Accrued expenses	1,392	1,435
Cash dividends payable	—	174
Income taxes payable	116	57
Deferred income taxes	8	5
Liabilities held for sale	—	107
Total current liabilities	2,651	2,977
Noncurrent Liabilities:
Long-term debt	4,589	3,488
Deferred income taxes	244	117
Other liabilities	1,255	1,368
Total noncurrent liabilities	6,088	4,973
Stockholders’ Equity:
Common stock:
Issued—549,551,660 shares in 2012 and 542,500,435 shares in 2011	5	5
Additional paid-in-capital	1,012	686
Income reinvested in the business	13,973	11,794
Common stock held in treasury	(4,722)	(2,692)
Accumulated other comprehensive income	293	224
Noncontrolling interest	9	17
Total stockholders’ equity	10,570	10,034
	$19,309	$17,984

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2012	2011	2010
Cash Provided by (Used for) Operating Activities:
Net income	$2,870	$2,071	$1,503
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	323	336	335
Amortization and impairment of goodwill and other intangible assets	290	258	214
Change in deferred income taxes	243	(176)	(143)
Provision for uncollectible accounts	11	5	4
Income from investments	(11)	(17)	(21)
Gain on sale of plant and equipment	(4)	(2)	(1)
(Gain) loss on disposal of discontinued operations	(475)	4	(21)
(Gain) loss on disposal of operations and affiliates	(955)	(2)	8
Stock compensation expense	54	56	56
Other non-cash items, net	23	(6)	(2)
Change in assets and liabilities:
(Increase) decrease in—
Trade receivables	(13)	(303)	(170)
Inventories	82	(51)	(223)
Prepaid expenses and other assets	(75)	(50)	(39)
Increase (decrease) in—
Accounts payable	(21)	(55)	70
Accrued expenses and other liabilities	(87)	52	67
Income taxes receivable and payable	(173)	(182)	(149)
Other, net	(10)	18	—
Net cash provided by operating activities	2,072	1,956	1,488
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(723)	(1,308)	(497)
Additions to plant and equipment	(382)	(353)	(288)
Purchases of investments	(1)	(6)	(16)
Proceeds from investments	281	37	27
Proceeds from sale of plant and equipment	30	17	18
Net proceeds from sale of discontinued operations	723	—	—
Proceeds from sale of operations and affiliates	1,120	22	63
Other, net	(1)	12	21
Net cash provided by (used for) investing activities	1,047	(1,579)	(672)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(865)	(680)	(636)
Issuance of common stock	283	153	115
Repurchases of common stock	(2,020)	(950)	(350)
Net proceeds (repayments) of debt with original maturities of three months or less	208	167	(157)
Proceeds from debt with original maturities of more than three months	1,079	990	1
Repayments of debt with original maturities of more than three months	(272)	(9)	(34)
Excess tax benefits from share-based compensation	16	8	8
Net cash used for financing activities	(1,571)	(321)	(1,053)
Effect of Exchange Rate Changes on Cash and Equivalents	53	(64)	77
Cash and Equivalents:
Increase (decrease) during the year	1,601	(8)	(160)
Beginning of year	1,178	1,186	1,346
End of year	$2,779	$1,178	$1,186
Supplementary Cash Flow Information:
Cash Paid During the Year for Interest	$211	$168	$175
Cash Paid During the Year for Income Taxes, Net of Refunds	$1,134	$978	$960
Supplementary Non-Cash Investing Information:
Liabilities Assumed from Acquisitions	$194	$200	$216
Equity investment in Wilsonart	$204	$—	$—

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements
The Notes to Financial Statements furnish additional information on items in the financial statements. The notes have been arranged in the same order as the related items appear in the statements.

Illinois Tool Works Inc. (the “Company” or “ITW”) is a multinational manufacturer of a diversified range of industrial products and equipment with operations in 58 countries. The Company primarily serves the general industrial, automotive OEM/tiers, automotive aftermarket, construction, food and beverage, and food institutional/restaurant and service markets.
Significant accounting principles and policies of the Company are in italics. Certain reclassifications of prior years’ data have been made to conform to current year reporting.
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to financial statements. Actual results could differ from those estimates. The significant estimates included in the preparation of the financial statements are related to inventories, trade receivables, plant and equipment, income taxes, goodwill and intangible assets, product liability matters, litigation, product warranties, pensions, other postretirement benefits, environmental matters and stock based compensation.

On January 1, 2012, the Company adopted new accounting guidance that requires the presentation of net income and comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company is reporting comprehensive income in a separate consecutive financial statement for interim and annual reporting periods.
International Reporting Lag—Prior to 2011, the Company’s international operations outside of North America had a fiscal reporting period that began on December 1 and ended on November 30. Effective January 1, 2011, the Company eliminated the one-month lag for the reporting of its international operations outside of North America. As a result, the Company is now reporting both North American and international results on a calendar year basis. The Company determined that the elimination of the one-month reporting lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements of the North American and international businesses.
The Company applied this change in accounting principle retrospectively to all prior financial statement periods presented. The impact of the elimination of the one-month reporting lag for international operations outside of North America for the year ended December 31, 2010 was as follows:

Increase (Decrease)
In millions except per share amounts	2010
Operating revenues	$(22)
Income from continuing operations	(25)
Income from continuing operations per diluted share	(0.04)
Net income	(24)
Net income per diluted share	(0.04)

The cumulative effect of adopting this change in accounting principle was recorded to income reinvested in the business as of January 1, 2009.
Consolidation and Translation—The financial statements include the Company and its majority-owned subsidiaries. The Company follows the equity method of accounting for investments where the Company has a significant influence but not a controlling interest. All significant intercompany transactions are eliminated from the financial statements. Foreign subsidiaries’ assets and liabilities are translated to U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average rates for the period. Translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity.
Divestiture of Majority Interest in Decorative Surfaces Segment—On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). The transaction closed on October 31, 2012 resulting in a pre-tax gain of $933 million ($632 million after-tax) in the fourth quarter of 2012.

Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed joint venture, Wilsonart International Holdings LLC (“Wilsonart”). Through a combination of CD&R's equity investment in Wilsonart and new third party borrowings by a subsidiary of Wilsonart, the Company and its subsidiaries received payments of approximately $1.05 billion from Wilsonart and its subsidiaries as well as common units (the “Common Units”) initially representing approximately 49% (on an as-converted basis) of the total outstanding equity of Wilsonart immediately following the closing of the transaction. CD&R contributed $395 million to Wilsonart in exchange for newly issued cumulative convertible participating preferred units (the “Preferred Units”) of Wilsonart initially representing approximately 51% (on an as-converted basis) of the total outstanding equity immediately following the closing of the transaction. The Preferred Units rank senior to the Common Units as to dividends and liquidation preference. The Preferred Units have an initial liquidation preference of $395 million and accrue dividends at a rate of 10.00% per annum payable in cash or in additional Preferred Units at the option of Wilsonart. In the event the amount of dividends paid in additional Preferred Units exceeds certain thresholds, the dividends may accumulate as cash dividends to be paid at a later date, in which case the dividend rate will increase to 12.00% per annum.  Dividend payments on the Preferred Units may be eliminated if Wilsonart achieves certain performance targets for three twelve-month periods. Under the terms of the Investment Agreement, Wilsonart incurred new third party indebtedness of approximately $725 million.

As of October 31, 2012, the Company ceased consolidating the results of the Decorative Surfaces segment and now reports its ownership interest in Wilsonart using the equity method of accounting. The Company recorded its initial equity investment in Wilsonart at fair value. The fair value was determined using an implied equity value approach, which is a Level 3 valuation method. Under this approach, the total equity of Wilsonart was valued using an option pricing model and the value of the Preferred Units was deducted to arrive at the implied equity value of the Common Units. The significant unobservable inputs utilized in this calculation were the expected term of the investment and assumed volatility during the term. The Company also applied a discount factor to the implied equity value of the Common Units due to the lack of marketability of the Common Units. The fair value of the Company's retained ownership interest was determined to be $204 million and resulted in a pre-tax gain of $51 million related to the retained interest which was included in the pre-tax gain noted above. The Company's equity investment in Wilsonart is reported in Other assets in the consolidated statement of financial position. The Company's proportionate share in the income (loss) of Wilsonart is reported in Other income (expense) in the consolidated statement of income. As the Company's investment in Wilsonart is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment. For the two month period ended December 31, 2012, the Company recorded a loss of $30 million in Other income(expense) related to its interest in Wilsonart. Wilsonart's loss for the two month period was primarily due to transaction costs related to the formation of Wilsonart and the impact of purchase accounting.

Due to the Company's continuing involvement through its 49% interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Additionally, as of November 1, 2012, the operating results of Decorative Surfaces are no longer reviewed by senior management of the Company and therefore Decorative Surfaces is no longer a reportable segment of the Company.

Historical operating results of Decorative Surfaces for 2012, 2011 and 2010 were as follows:

	For the Ten Months Ended October 31,	For the Twelve Months Ended December 31,
In millions	2012	2011	2010
Operating revenues	$921	$1,084	$992
Operating income	122	132	117

Discontinued Operations—The Company periodically reviews its operations for businesses which may no longer be aligned with its long-term objectives. In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses included within the All Other segment to Graco Inc. in a $650 million cash transaction. The sale of the finishing business to Graco was completed on April 2, 2012. The finishing business was classified as held for sale beginning in the second quarter of 2011.
In the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the All Other segment and an electronics components business in the Power Systems & Electronics segment. The consumer packaging and electronics components businesses were classified as held for sale beginning in the second quarter of 2011. The electronics components business was sold in the fourth quarter of 2011. The consumer packaging business was sold in the third quarter of 2012. The Company exited a flooring business in the Decorative Surfaces segment in early 2011 and sold a security printing business in the All Other segment in the third quarter of 2010.

The consolidated statement of income and the notes to financial statements were restated to present the operating results of the held for sale and previously divested or exited businesses discussed above as discontinued operations for 2012, 2011 and 2010.
Results of the discontinued operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Operating revenues	$142	$470	$433
Income before income taxes	$488	$82	$85
Income tax expense	(113)	(28)	(34)
Income from discontinued operations	$375	$54	$51
Income before income taxes from discontinued operations in 2012 included a $452 million gain ($372 million after-tax) related to the sale of the finishing business and a $24 million gain ($3 million after-tax) related to the sale of the consumer packaging business. Income before income taxes from discontinued operations included a $4 million loss ($3 million loss after-tax) related to the sale of the electronics components business in 2011 and a $20 million gain ($5 million after-tax) related to the sale of the security printing business in 2010.
The assets and liabilities of the divested businesses discussed above were presented as assets and liabilities held for sale in the statement of financial position. There were no businesses classified as held for sale at December 31, 2012. Assets and liabilities held for sale at December 31, 2011 included both the consumer packaging and finishing businesses discussed above. The following table summarizes the classes of assets and liabilities held for sale at December 31, 2011:

In millions	December 31, 2011
Trade receivables	$72
Inventories	56
Net plant and equipment	44
Goodwill and intangible assets	201
Other	13
Total assets held for sale	$386
Accounts payable	$22
Accrued expenses	55
Other	30
Total liabilities held for sale	$107
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

In millions except number of acquisitions	2012	2011	2010
Number of acquisitions	23	28	24
Net cash paid during the year	$723	$1,308	$497

The premium over tangible net assets recorded for acquisitions based on purchase price allocations during 2012, 2011 and 2010 was as follows:

	2012		2011		2010
In millions except weighted-average lives (years)	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded
Goodwill		$333		$476		$219
Amortizable intangible assets:
Customer lists and relationships	12.2	169	12.2	362	11.8	121
Patents and proprietary technology	8.2	38	9.6	98	10.9	32
Trademarks and brands	12.8	36	17.3	245	14.9	71
Noncompete agreements	4.5	29	5.0	27	5.3	5
Other	7.2	12	1.8	11	4.9	12
Total amortizable intangible assets	10.7	284	13.1	743	12.1	241
Indefinite-lived intangible assets:
Trademarks and brands		42		5		—
Total premium recorded		$659		$1,224		$460
Of the total goodwill recorded for acquisitions, the Company expects goodwill of $15 million in 2012, $302 million in 2011 and $51 million in 2010 will be tax deductible.
Operating Revenues are recognized when persuasive evidence of an arrangement exists, product has shipped and the risks and rewards of ownership have transferred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured, which is generally at the time of product shipment. Typical sales arrangements are for standard products and provide for transfer of ownership and risk of loss at the time of shipment. In limited circumstances where significant obligations to the customer are unfulfilled at the time of shipment, typically involving installation and customer acceptance, revenue recognition is deferred until such obligations have been completed. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are estimated at the time of sale based on historical experience and known trends and are recorded as a reduction in reported revenues. No single customer accounted for more than 5% of consolidated revenues in 2012, 2011 or 2010.
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
Research and Development Expenses are recorded as expense in the year incurred. These costs were $266 million in 2012, $243 million in 2011 and $213 million in 2010.
Rental Expense was $178 million in 2012, $178 million in 2011 and $165 million in 2010. Future minimum lease payments under non-cancelable leases for the years ending December 31 are as follows:

In millions
2013	$153
2014	113
2015	81
2016	61
2017	47
2018 and future years	67
$522

Advertising Expenses are recorded as expense in the year incurred. These costs were $84 million in 2012, $88 million in 2011 and $72 million in 2010.

Other Income (Expense) consisted of the following:

In millions	2012	2011	2010
Interest income	$40	$40	$24
Gain (loss) on disposal of operations and affiliates	22	2	(8)
Income from investments	11	17	21
Gain (loss) on foreign currency transactions, net	(11)	(4)	(17)
Equity loss in Wilsonart	(30)	—	—
Other, net	5	(1)	(10)
	$37	$54	$10

Income Taxes—The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. The components of the provision for income taxes were as shown below:

In millions	2012	2011	2010
U.S. federal income taxes:
Current	$566	$515	$397
Deferred	250	(34)	(46)
	816	481	351
Foreign income taxes:
Current	275	147	266
Deferred	(29)	(82)	(19)
Benefit of net operating loss carryforwards	(30)	(4)	(3)
	216	61	244
State income taxes:
Current	71	65	52
Deferred	5	(31)	(3)
Benefit of net operating loss carryforwards	—	—	(7)
	76	34	42
	$1,108	$576	$637

Income from continuing operations before income taxes for domestic and foreign operations was as follows:

In millions	2012	2011	2010
Domestic	$2,471	$1,452	$1,217
Foreign	1,132	1,141	872
	$3,603	$2,593	$2,089

The reconciliation between the U.S. federal statutory tax rate and the effective tax rate was as follows:

	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	0.9	1.1	1.2
Differences between U.S. federal statutory and foreign tax rates	(2.3)	(2.7)	(2.0)
Nontaxable foreign interest income	(2.5)	(3.6)	(3.4)
Australian court decision	—	(6.4)	—
Tax effect of foreign dividends	0.6	0.4	0.5
Tax relief for U.S. manufacturers	(1.1)	(1.3)	(1.3)
Other, net	0.1	(0.3)	0.5
Effective tax rate	30.7%	22.2%	30.5%
Deferred U.S. federal income taxes and foreign withholding taxes have not been provided on the remaining undistributed earnings of certain international subsidiaries as these earnings are considered permanently invested. Undistributed earnings of these subsidiaries were approximately $8.3 billion and $6.3 billion as of December 31, 2012 and 2011, respectively. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.
The components of deferred income tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012		2011
In millions	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$382	$(901)	$355	$(787)
Inventory reserves, capitalized tax cost and LIFO inventory	68	(11)	76	(13)
Investments	37	(283)	36	(56)
Plant and equipment	14	(103)	28	(107)
Accrued expenses and reserves	58	—	79	—
Employee benefit accruals	362	—	351	—
Foreign tax credit carryforwards	31	—	12	—
Net operating loss carryforwards	709	—	623	—
Capital loss carryforwards	37	—	34	—
Allowances for uncollectible accounts	17	—	20	—
Pension liabilities	102	—	113	—
Deferred intercompany deductions	321	—	460	—
Other	122	(16)	124	(21)
Gross deferred income tax assets (liabilities)	2,260	(1,314)	2,311	(984)
Valuation allowances	(475)	—	(449)	—
Total deferred income tax assets (liabilities)	$1,785	$(1,314)	$1,862	$(984)
Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The valuation allowances recorded at December 31, 2012 and 2011 relate primarily to certain net operating loss carryforwards and capital loss carryforwards.

At December 31, 2012, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

In millions	Gross Carryforwards Related to Net Operating Losses
2013	$5
2014	4
2015	4
2016	8
2017	17
2018	23
2019	24
2020	72
2021	74
2022	20
2023	14
2024	11
2025	10
2026	7
2027	13
2028	6
2029	7
2030	5
2031	1
2032	23
Do not expire	2,031
$2,379
The Company has foreign tax credit carryforwards of $31 million as of December 31, 2012 that are available for use by the Company between 2013 and 2022.
The changes in the amount of unrecognized tax benefits during 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Beginning balance	$437	$718	$725
Additions based on tax positions related to the current year	32	43	57
Additions for tax positions of prior years	62	74	56
Reductions for tax positions of prior years	(163)	(16)	(96)
Settlements	(125)	(377)	—
Foreign currency translation	6	(5)	(24)
Ending balance	$249	$437	$718
Included in the balance at December 31, 2012 are approximately $249 million of tax positions that, if recognized, would impact the Company’s effective tax rate.

During the fourth quarter of 2012, the Company came to an agreement with the Internal Revenue Service on issues related predominately to intercompany transactions and global legal structure reorganization transactions identified by the Internal Revenue Service during its 2008-2009 audit. Based on this agreement, the Company decreased its unrecognized tax benefits related to this matter by approximately $125 million and recorded an unfavorable discrete tax charge of $35 million.

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
During the first quarter of 2011, the Company resolved an issue with the Internal Revenue Service in the U.S. related to a deduction for foreign exchange losses on an intercompany loan that resulted in a decrease in unrecognized tax benefits of approximately $179 million.

In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were signed into law. As a result, future tax deductions for retiree prescription drug coverage will be reduced by the amount of subsidies received starting in 2013. In the first quarter of 2010, the Company recorded a discrete tax charge of $22 million for the impact of the health care reform legislation.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $39 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2004-2012
United Kingdom	2000-2012
Germany	2006-2012
France	2004-2012
Australia	2006-2012
The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties as of December 31, 2012 and 2011 was $16 million and $2 million, respectively.

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

In millions except per share amounts	2012	2011	2010
Income from continuing operations	$2,495	$2,017	$1,452
Income per share from continuing operations—Basic:
Weighted-average common shares	469.8	491.4	500.8
Income per share from continuing operations—Basic	$5.31	$4.10	$2.90
Income per share from continuing operations—Diluted:
Weighted-average common shares	469.8	491.4	500.8
Effect of dilutive stock options and restricted stock units	3.4	3.2	2.5
Weighted-average common shares assuming dilution	473.2	494.6	503.3
Income per share from continuing operations—Diluted	$5.27	$4.08	$2.89
Options that were considered antidilutive were not included in the computation of diluted income per share from continuing operations. The number of antidilutive options outstanding as of December 31, 2012, 2011 and 2010 was 0.1 million, 5.0 million and 10.4 million, respectively.
Cash and Equivalents included interest-bearing instruments of $1.0 billion at December 31, 2012 and $551 million at December 31, 2011. These interest-bearing instruments have maturities of 90 days or less and are stated at cost, which approximates fair value.
Trade Receivables were net of allowances for uncollectible accounts. The changes in the allowances for uncollectible accounts during 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Beginning balance	$(65)	$(70)	$(76)
Provision charged to expense	(11)	(5)	(4)
Write-offs, net of recoveries	14	10	12
Acquisitions and divestitures	—	(4)	(3)
Foreign currency translation	(1)	2	1
Other	(2)	2	—
Ending balance	$(65)	$(65)	$(70)

Inventories at December 31, 2012 and 2011 were as follows:

In millions	2012	2011
Raw material	$539	$596
Work-in-process	152	156
Finished goods	894	964
	$1,585	$1,716
Inventories are stated at the lower of cost or market and include material, labor and factory overhead. The last-in, first-out (“LIFO”) method is used to determine the cost of the inventories of approximately 44% of the U.S. inventories. Inventories priced at LIFO were approximately 21% and 22% of total inventories as of December 31, 2012 and 2011, respectively. The first-in, first-out (“FIFO”) method, which approximates current cost, is used for all other inventories. If the FIFO method was used for all inventories, total inventories would have been approximately $101 million and $128 million higher than reported at December 31, 2012 and 2011, respectively.

Prepaid Expenses and Other Current Assets as of December 31, 2012 and 2011 were as follows:

In millions	2012	2011
Income tax refunds receivable	$231	$112
Value-added-tax receivables	71	65
Vendor advances	52	40
Other	168	167
	$522	$384

Net Plant and Equipment are stated at cost, less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred.
Depreciation was $323 million in 2012, $334 million in 2011 and $328 million in 2010, and was reflected primarily in cost of revenues. Depreciation included in income from discontinued operations was $2 million in 2011 and $7 million in 2010. There was no depreciation included in income from discontinued operations in 2012. Depreciation of plant and equipment for financial reporting purposes is computed on an accelerated basis for U.S. businesses and on a straight-line basis for a majority of the international businesses.
Net plant and equipment consisted of the following at December 31, 2012 and 2011:

In millions	2012	2011
Land	$237	$248
Buildings and improvements	1,496	1,567
Machinery and equipment	3,761	3,972
Equipment leased to others	180	187
Construction in progress	157	113
Gross plant and equipment	5,831	6,087
Accumulated depreciation	(3,837)	(4,062)
Net plant and equipment	$1,994	$2,025
The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years
Equipment leased to others	Term of lease

Investments as of December 31, 2012 and 2011 consisted of the following:

In millions	2012	2011
Leases of equipment	$33	$275
Venture capital limited partnership	36	43
Properties held for sale	39	42
Property developments	26	26
Affordable housing limited partnerships	12	23
	$146	$409

Leases of Equipment
The components of the investment in leases of equipment at December 31, 2012 and 2011 were as shown below:

In millions	2012	2011
Leveraged and direct financing leases:
Gross lease contracts receivable, net of nonrecourse debt service	$—	$130
Estimated residual value of leased assets	28	248
Unearned income	(1)	(110)
	27	268
Equipment under operating leases	6	7
	$33	$275
Deferred tax liabilities related to leases of equipment were $38 million and $54 million at December 31, 2012 and 2011, respectively.
The investment in leases of equipment at December 31, 2012 and 2011 consisted of the following types of equipment:

In millions	2012	2011
Aircraft	$33	$34
Telecommunications	—	171
Air traffic control	—	70
	$33	$275
Income from leveraged leases was $5 million, $13 million and $11 million for the years ended December 31, 2012, 2011 and 2010, respectively. Unearned income related to leveraged leases is recognized as lease income over the life of the lease based on the effective yield of the lease. The Company adjusts recognition of lease income on its leveraged leases when there is a change in the assumptions affecting total income or the timing of cash flows associated with the lease. The residual values of leased assets are estimated at the inception of the lease based on market appraisals and reviewed for impairment at least annually.
In 2012, the Company terminated leveraged leasing transactions related to mobile telecommunications equipment with two major European telecommunications companies and a leveraged lease transaction related to air traffic control equipment in Australia. The Company received proceeds of $231 million and recorded a loss of $8 million related to these transactions. Income from leveraged leases and the loss on the terminated leveraged leasing transactions were included in Other income (expense) in the consolidated statement of income.

Other Investments
The Company entered into a venture capital limited partnership in 2001 that invests primarily in late-stage venture capital opportunities. The Company has a 25% limited partnership interest and accounts for this investment using the equity method, whereby the Company recognizes its proportionate share of the partnership's income or loss. The partnership’s financial statements are prepared on a mark-to-market basis.
The Company invested in property developments with a residential construction developer through partnerships in which the Company has a 50% interest. These partnership investments are accounted for using the equity method, whereby the Company recognizes its proportionate share of the partnerships' income or loss.

The Company entered into several affordable housing limited partnerships primarily to receive tax benefits in the form of tax credits and tax deductions from operating losses. These affordable housing investments are accounted for using the effective yield method, in which the investment is amortized to income tax expense as the tax benefits are received. The tax credits are credited to income tax expense as they are allocated to the Company.

Goodwill and Intangible Assets—Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. The Company performs an annual impairment assessment of goodwill and intangible assets with indefinite lives based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

When performing its annual impairment assessment, the Company evaluates the goodwill assigned to each of its 40 reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a detailed cash flow forecast prepared by the relevant reporting unit, market multiples from similar transactions and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit's goodwill.

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
Amortization and impairment of goodwill and other intangible assets for the years ended December 31, 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Goodwill:
Impairment	$1	$—	$—
Intangible Assets:
Amortization	288	255	207
Impairment	1	—	1
	$290	$255	$208
Income from discontinued operations included no intangible asset amortization in 2012, $3 million in 2011 and $6 million in 2010.

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2012, 2011 and 2010. In the third quarter of 2012, these assessments resulted in a goodwill impairment charge of approximately $1 million related to the pressure sensitive adhesives reporting unit in the Power Systems & Electronics segment and an intangible asset impairment charge of approximately $1 million related to an international reporting unit in the Food Equipment segment. There were no impairment charges in 2011. In 2010, there was an intangible asset impairment charge of approximately $1 million related to the test and measurement reporting unit in the All Other segment.

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings for 2012, 2011 and 2010 is as follows:

	2012			2011			2010
In millions	Book Value	Fair Value	Total Impairment Charges	Book Value	Fair Value	Total Impairment Charges	Book Value	Fair Value	Total Impairment Charges
Goodwill	$146	$145	$1	$—	$—	$—	$—	$—	$—
Indefinite-lived intangible assets	5	4	1	—	—	—	20	19	1

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

In millions	Transpor-tation	Power Systems & Electronics	Industrial Packaging	Food Equipment	Construction Products	Polymers & Fluids	Decorative Surfaces	All Other	Total
Balance, December 31, 2010	$567	$429	$769	$204	$585	$844	$13	$1,561	$4,972
2011 activity:
Acquisitions & divestitures	118	242	25	(1)	6	50	—	24	464
Impairment charges	—	—	—	—	—	—	—	—	—
Foreign currency translation	(9)	(3)	(11)	(4)	(1)	(17)	—	(3)	(48)
Transfer to assets held for sale	—	(7)	—	—	—	—	—	(183)	(190)
Intersegment goodwill transfers	1	342	—	—	—	(156)	—	(187)	—
Balance, December 31, 2011	$677	$1,003	$783	$199	$590	$721	$13	$1,212	$5,198
2012 activity:
Acquisitions & divestitures	8	19	(6)	1	6	38	(13)	231	284
Impairment charges	—	(1)	—	—	—	—	—	—	(1)
Foreign currency translation	11	8	10	3	7	(2)	—	12	49
Intersegment goodwill transfers	78	53	(52)	—	—	(43)	—	(36)	—
Balance, December 31, 2012	$774	$1,082	$735	$203	$603	$714	$—	$1,419	$5,530
Accumulated goodwill impairment charges, December 31, 2012	$36	$89	$114	$60	$7	$15	$—	$46	$367
The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. In 2011 and 2012, the Company made certain changes in its management reporting structure that resulted in changes in some of the reportable segments. Accordingly, the Company reallocated goodwill between segments based on these changes which did not result in any goodwill impairment charges in 2011 or 2012. See the Segment Information note for further discussion of these segment changes.

Intangible assets as of December 31, 2012 and 2011 were as follows:

	2012			2011
In millions	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,749	$(661)	$1,088	$1,608	$(522)	$1,086
Patents and proprietary technology	593	(285)	308	561	(236)	325
Trademarks and brands	747	(206)	541	700	(157)	543
Software	206	(188)	18	201	(172)	29
Noncompete agreements	204	(157)	47	181	(148)	33
Other	121	(109)	12	117	(103)	14
Total amortizable intangible assets	3,620	(1,606)	2,014	3,368	(1,338)	2,030
Indefinite-lived intangible assets:
Trademarks and brands	244	—	244	203	—	203
Total intangible assets	$3,864	$(1,606)	$2,258	$3,571	$(1,338)	$2,233
Amortizable intangible assets are being amortized primarily on a straight-line basis over their estimated useful lives of 3 to 20 years.
The estimated amortization expense of intangible assets for the future years ending December 31 is as follows:

In millions
2013	$265
2014	249
2015	235
2016	221
2017	201

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
Other Assets as of December 31, 2012 and 2011 consisted of the following:

In millions	2012	2011
Cash surrender value of life insurance policies	$391	$371
Equity investment in Wilsonart	174	—
Customer tooling	107	81
Prepaid pension assets	57	41
Other	301	143
	$1,030	$636

Pension and Other Postretirement Benefits—The Company has both funded and unfunded defined benefit pension and other postretirement benefit plans, predominately in the U.S. covering a majority of U.S. employees.
The U.S. primary pension plan provides benefits based on years of service and final average salary. The U.S. primary postretirement health care plan is contributory with the participants’ contributions adjusted annually. The U.S. primary postretirement life insurance plan is noncontributory.
Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company’s expense related to defined contribution plans was $82 million in 2012, $78 million in 2011 and $69 million in 2010.
In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Switzerland, Canada and Germany.
Summarized information regarding the Company’s significant defined benefit pension and other postretirement benefit plans related to both continuing and discontinued operations is as follows:

	Pension			Other Postretirement Benefits
In millions	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$100	$94	$94	$13	$14	$14
Interest cost	107	116	110	27	30	30
Expected return on plan assets	(157)	(157)	(150)	(20)	(21)	(18)
Amortization of actuarial loss	57	39	26	1	—	—
Amortization of prior service cost	1	1	1	3	6	6
Settlement/curtailment loss	14	—	1	—	—	—
	$122	$93	$82	$24	$29	$32

Net periodic benefit cost was included in the statement of income as follows:

	Pension			Other Postretirement Benefits
In millions	2012	2011	2010	2012	2011	2010
Income from continuing operations	$121	$89	$80	$24	$29	$32
Income from discontinued operations	1	4	2	—	—	—
	$122	$93	$82	$24	$29	$32

The following tables provide a rollforward of the plan benefit obligations, plan assets and a reconciliation of funded status for the years ended December 31, 2012 and 2011:

	Pension		Other Postretirement Benefits
In millions	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$2,465	$2,301	$569	$559
Service cost	100	94	13	14
Interest cost	107	116	27	30
Plan participants’ contributions	6	8	15	15
Amendments	5	—	—	—
Actuarial loss	204	79	45	—
Acquisitions/divestitures	(74)	16	—	—
Benefits paid	(196)	(142)	(45)	(48)
Medicare subsidy received	—	—	3	3
Liabilities from (to) other immaterial plans	—	2	—	(4)
Settlement/curtailment loss (gain)	5	—	(38)	—
Foreign currency translation	33	(9)	—	—
Benefit obligation at December 31	$2,655	$2,465	$589	$569

Change in plan assets:
Fair value of plan assets at January 1	$2,054	$1,941	$297	$294
Actual return on plan assets	240	108	31	3
Company contributions	190	131	30	33
Plan participants’ contributions	6	8	15	15
Acquisitions/divestitures	(38)	15	—	—
Benefits paid	(196)	(142)	(45)	(48)
Foreign currency translation	32	(7)	—	—
Fair value of plan assets at December 31	$2,288	$2,054	$328	$297
Funded status	$(367)	$(411)	$(261)	$(272)
Other immaterial plans	(58)	(63)	(7)	(7)
Net liability at December 31	$(425)	$(474)	$(268)	$(279)
The amounts recognized in the statement of financial position as of December 31 consist of:
Other assets	$57	$41	$—	$—
Accrued expenses	(12)	(21)	(7)	(7)
Liabilities held for sale	—	(13)	—	—
Other noncurrent liabilities	(470)	(481)	(261)	(272)
Net liability at end of year	$(425)	$(474)	$(268)	$(279)
The pre-tax amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$892	$848	$10	$15
Prior service cost	7	4	2	5
	$899	$852	$12	$20
Accumulated benefit obligation	$2,358	$2,193
Plans with accumulated benefit obligation in excess of plan assets as of December 31:
Projected benefit obligation	$1,928	$1,838
Accumulated benefit obligation	$1,741	$1,665
Fair value of plan assets	$1,524	$1,414

Assumptions
The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.85%	4.64%	5.05%	4.15%	4.95%	5.45%
Rate of compensation increases	3.86%	3.86%	3.94%	—%	—%	—%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.64%	5.05%	5.57%	4.95%	5.45%	5.80%
Expected return on plan assets	7.23%	7.39%	7.63%	7.00%	7.00%	7.00%
Rate of compensation increases	3.86%	3.94%	4.18%	—%	—%	—%
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
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation at December 31 were as follows:

	2012	2011	2010
Health care cost trend rate assumed for the next year	7.35%	8.50%	8.71%
Ultimate trend rate	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2019	2019	2020
A one percentage-point change in assumed health care cost trend rates would have the following impact:

In millions	1 Percentage-Point Increase	1 Percentage-Point Decrease
Change in service cost and interest cost for 2012	$1	$(1)
Change in postretirement benefit obligation at December 31, 2012	$13	$(16)
Plan Assets
The Company’s overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risk at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes, securities and investment managers. The target allocations for plan assets are 50% to 65% equity securities, 30% to 45% debt securities and 0% to 10% in other types of investments. The Company does not use derivatives for the purpose of speculation, leverage, circumventing investment guidelines or taking risks that are inconsistent with specified guidelines.
The assets in the Company’s postretirement health care plan are primarily invested in life insurance policies. The Company’s overall investment strategy for the assets in the postretirement health care fund is to invest in assets that provide a reasonable tax exempt rate of return while preserving capital.
The following tables present the fair value of the Company’s pension and other postretirement benefit plan assets at December 31, 2012 and 2011, by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

	2012
In millions	Level 1	Level 2	Level 3	Total
Pension Plan Assets:
Cash and equivalents	$26	$—	$—	$26
Equity securities:
Domestic	56	—	—	56
Foreign	85	—	—	85
Fixed income securities:
Government securities	—	245	—	245
Corporate debt securities	—	263	—	263
Mortgage-backed securities	—	12	—	12
Investment contracts with insurance companies	—	—	75	75
Commingled funds:
Mutual funds	387	—	—	387
Collective trust funds	—	1,055	—	1,055
Partnerships/private equity interests	—	—	84	84
	$554	$1,575	$159	$2,288
Other Postretirement Benefit Plan Assets:
Cash and equivalents	$34	$—	$—	$34
Life insurance policies	—	—	294	294
	$34	$—	$294	$328

	2011
In millions	Level 1	Level 2	Level 3	Total
Pension Plan Assets:
Cash and equivalents	$17	$—	$—	$17
Equity securities:
Domestic	56	—	—	56
Foreign	68	—	—	68
Fixed income securities:
Government securities	—	218	—	218
Corporate debt securities	—	240	4	244
Mortgage-backed securities	—	16	—	16
Investment contracts with insurance companies	—	—	69	69
Commingled funds:
Mutual funds	345	—	—	345
Collective trust funds	—	932	—	932
Partnerships/private equity interests	—	—	87	87
Other	—	1	1	2
	$486	$1,407	$161	$2,054
Other Postretirement Benefit Plan Assets:
Cash and equivalents	$34	$—	$—	$34
Life insurance policies	—	—	263	263
	$34	$—	$263	$297

Cash and equivalents include cash on hand and investments with maturities of 90 days or less and are valued at cost, which approximates fair value. Equity securities primarily include common and preferred equity securities covering a wide range of industries and geographies which are traded in active markets and are valued based on quoted prices. Fixed income securities primarily consist of U.S. and foreign government bills, notes and bonds, corporate debt securities, asset-backed securities and investment contracts. The majority of the assets in this category are valued by evaluating bid prices provided by independent financial data services. For securities where market data is not readily available, unobservable market data is used to value the security. Commingled funds include investments in public and private pooled funds. Mutual funds are traded in active markets and are valued based on quoted prices. The underlying investments include small-cap equity, international equity and long- and short-term fixed income instruments. Collective trust funds are private funds that are valued at the net asset value, which is determined based on the fair value of the underlying investments. The underlying investments include both passively and actively managed U.S. and foreign large- and mid-cap equity funds and short-term investment funds. Partnerships/private equity interests are investments in partnerships where the benefit plan is a limited partner. The investments are valued by the investment managers on a periodic basis using pricing models that use market, income and cost valuation methods. Life insurance policies are used to fund other postretirement benefits in order to obtain favorable tax treatment and are valued based on the cash surrender value of the underlying policies.
The following table presents a reconciliation of Level 3 assets measured at fair value for pension and other postretirement benefit plans during the years ended December 31, 2012 and 2011:

In millions	Government Securities	Corporate Debt Securities	Investment Contracts with Insurance Companies	Partnerships/ Private Equity Interests	Life Insurance Policies	Other	Total
Balance Dec 31, 2010	$1	$3	$—	$78	$265	$—	$347
2011 Activity:
Realized gains (losses)	—	—	—	4	—	—	4
Unrealized gains (losses)	—	—	6	4	(2)	—	8
Purchases (sales)	—	2	2	1	—	1	6
Transfers	(1)	(1)	61	—	—	—	59
Balance Dec 31, 2011	—	4	69	87	263	1	424
2012 Activity:
Unrealized gains (losses)	—	—	5	4	31	—	40
Purchases (sales)	—	—	1	(7)	—	—	(6)
Transfers	—	(4)	—	—	—	(1)	(5)
Balance Dec 31, 2012	$—	$—	$75	$84	$294	$—	$453
Cash Flows
The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $132 million to its pension plans and $9 million to its other postretirement benefit plans in 2013.

The Company’s portion of the benefit payments that are expected to be paid during the years ending December 31 is as follows:

		Other Postretirement
In millions	Pension	Benefits
2013	$213	$38
2014	195	39
2015	174	39
2016	180	40
2017	188	41
Years 2018-2022	974	210

Short-Term Debt as of December 31, 2012 and 2011 consisted of the following:

In millions	2012	2011
Commercial paper	$408	$192
Bank overdrafts	40	38
Current maturities of long-term debt	6	262
Other borrowings	5	10
	$459	$502
The Company has committed credit facilities that support the issuance of commercial paper. See the Long-Term Debt note for further discussion. Commercial paper is stated at cost, which approximates fair value.
The weighted-average interest rate on commercial paper was 0.2% at December 31, 2012 and 0.1% at December 31, 2011. The weighted-average interest rate on other borrowings was 0.6% at December 31, 2012 and 11.2% at December 31, 2011.
As of December 31, 2012, the Company had unused capacity of approximately $248 million under international debt facilities.

Accrued Expenses as of December 31, 2012 and 2011 consisted of accruals for:

In millions	2012	2011
Compensation and employee benefits	$529	$551
Deferred revenue and customer deposits	243	245
Rebates	137	162
Warranties	51	55
Current portion of pension and other postretirement benefit obligations	19	28
Other	413	394
	$1,392	$1,435
The Company accrues for product warranties based on historical experience. The changes in accrued warranties during 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Beginning balance	$55	$64	$62
Charges	(44)	(47)	(43)
Provision charged to expense	44	37	45
Acquisitions and divestitures	(4)	3	1
Foreign currency translation	—	—	(1)
Transfer to liabilities held for sale	—	(2)	—
Ending balance	$51	$55	$64

Long-Term Debt at carrying value and fair value as of December 31, 2012 and 2011 consisted of the following:

	2012		2011
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value
6.55% preferred debt securities due December 31, 2011	$—	$—	$250	$250
5.15% notes due April 1, 2014	800	846	800	877
5.25% Euro notes due October 1, 2014	989	1,071	971	1,064
6.25% notes due April 1, 2019	700	877	700	872
4.88% notes due thru December 31, 2020	12	13	22	24
3.375% notes due September 15, 2021	349	381	348	368
4.875% notes due September 15, 2041	641	770	641	761
3.9% notes due September 1, 2042	1,089	1,132	—	—
Other borrowings	15	15	18	18
	$4,595	$5,105	$3,750	$4,234
Current maturities	(6)		(262)
	$4,589		$3,488
The approximate fair values of the Company’s long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs, which included market rates for comparable instruments as of December 31, 2012 and 2011.
In 2002, a subsidiary of the Company issued $250 million of 6.55% preferred debt securities at 99.849% of face value. The effective interest rate of the preferred debt securities was 6.7%. These preferred debt securities were due and fully paid on the first business day in 2012.
In 2005, the Company issued $54 million of 4.88% notes due through December 31, 2020 at 100% of face value.
In 2007, the Company, through a wholly-owned European subsidiary, issued €750 million of 5.25% Euro notes due October 1, 2014 at 99.874% of face value. The effective interest rate of the notes was 5.3%.
In 2009, the Company issued $800 million of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700 million of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value. The effective interest rates of the notes were 5.2% and 6.3%, respectively.
In 2011, the Company issued $350 million of 3.375% notes due September 15, 2021 at 99.552% of face value and $650 million of 4.875% notes due September 15, 2041 at 98.539% of face value. The effective interest rates of the notes were 3.4% and 4.9%, respectively. These notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured indebtedness of the Company.
In 2012, the Company issued $1.1 billion of 3.9% notes due September 1, 2042 at 99.038% of face value. The effective interest rate of the notes was 3.955%. These notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured indebtedness of the Company.
Other debt outstanding at December 31, 2012 bears interest at rates ranging from 0.3% to 17.5%, with maturities through the year 2029.
On June 8, 2012, the Company entered into a $1.5 billion line of credit agreement with a termination date of June 8, 2017. In connection with the new line of credit, the Company terminated its $500 million revolving credit facility with a termination date of June 15, 2012 and its $1.0 billion line of credit agreement with a termination date of June 11, 2013. In 2010, the Company entered into a $1.0 billion line of credit agreement with a termination date of June 10, 2011, which was replaced in June of 2011 by a $1.0 billion line of credit with a termination date of June 10, 2016. These lines of credit support the issuance of commercial paper. No amounts were outstanding under either of the outstanding facilities at December 31, 2012.

The financial covenants in the Company's debt agreements limit total debt, including guarantees, to 50% of total capitalization. The Company’s total debt, including guarantees, was 34.3% of total capitalization as defined in the Company's debt agreements as of December 31, 2012, which was in compliance with these covenants.

Scheduled maturities of long-term debt for the future years ending December 31 are as follows:

In millions
2013	$6
2014	1,793
2015	2
2016	1
2017	1
2018 and future years	2,792
$4,595
At December 31, 2012, the Company had open stand-by letters of credit of approximately $194 million, substantially all of which expire in 2013 and 2014.

Other Noncurrent Liabilities at December 31, 2012 and 2011 consisted of the following:

In millions	2012	2011
Pension benefit obligation	$470	$481
Postretirement benefit obligation	261	272
Other	524	615
	$1,255	$1,368

Commitments and Contingencies—The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, product liability (including toxic tort) and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company’s estimates of the outcomes of these matters and its experience in contesting, litigating and settling other similar matters. The Company believes resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, liquidity or future operations.

Among the toxic tort cases in which the Company is a defendant, the Company and its subsidiaries Hobart Brothers Company and Miller Electric Mfg. Co. have been named, along with numerous other defendants, in lawsuits alleging injury from exposure to welding consumables. The plaintiffs in these suits claim unspecified damages for injuries resulting from the plaintiffs’ alleged exposure to asbestos, manganese and/or toxic fumes in connection with the welding process. In the first quarter of 2012, the Company entered into an agreement resolving substantially all of the manganese-related claims for an immaterial amount. As of December 31, 2012, a majority of the cases against the Company, Hobart Brothers and Miller Electric have been dismissed. The Company believes that the remaining claims will not have a material adverse effect on the Company’s operating results, financial position or cash flows. The Company has not recorded any significant reserves related to these cases.

Preferred Stock, without par value, of which 0.3 million shares are authorized and unissued, is issuable in series. The Board of Directors is authorized to fix by resolution the designation and characteristics of each series of preferred stock. The Company has no present commitment to issue its preferred stock.

Common Stock, with a par value of $0.01, Additional Paid-In-Capital and Common Stock Held in Treasury transactions during 2012, 2011 and 2010 are shown below.

	Common Stock		Additional Paid-In- Capital	Common Stock Held in Treasury
In millions	Shares	Amount	Amount	Shares	Amount
Balance, December 31, 2009	535.0	$5	$271	(32.7)	$(1,391)
During 2010—
Shares issued for stock options	3.5	—	114	—	—
Shares issued for stock compensation and vesting of restricted stock	—	—	1	—	—
Stock compensation expense	—	—	56	—	—
Noncontrolling interest	—	—	—	—	—
Tax benefits related to stock options	—	—	16	—	—
Tax benefits related to defined contribution plans	—	—	3	—	—
Repurchases of common stock	—	—	—	(8.1)	(350)
Balance, December 31, 2010	538.5	5	461	(40.8)	(1,741)
During 2011—
Shares issued for stock options	3.9	—	151	—	—
Shares issued for stock compensation and vesting of restricted stock	0.1	—	2	—	(1)
Stock compensation expense	—	—	56	—	—
Noncontrolling interest	—	—	—	—	—
Tax benefits related to stock options	—	—	13	—	—
Tax benefits related to defined contribution plans	—	—	3	—	—
Repurchases of common stock	—	—	—	(18.1)	(950)
Balance, December 31, 2011	542.5	5	686	(58.9)	(2,692)
During 2012—
Shares issued for stock options	6.3	—	285	—	—
Shares withheld for taxes	—	—	1	(0.3)	(19)
Shares issued for stock compensation and vesting of restricted stock	0.8	—	(10)	0.2	9
Stock compensation expense	—	—	54	—	—
Noncontrolling interest	—	—	(22)	—	—
Tax benefits related to stock options	—	—	14	—	—
Tax benefits related to defined contribution plans	—	—	4	—	—
Repurchases of common stock	—	—	—	(35.5)	(2,020)
Balance, December 31, 2012	549.6	$5	$1,012	(94.5)	$(4,722)
Authorized, December 31, 2012	700.0
On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program which provided for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time (the “2007 Program”). Under the 2007 Program, the Company made repurchases of 8.1 million shares of its common stock at an average price of $43.29 per share during 2010 and 16.3 million shares of its common stock at an average price of $53.51 per share during 2011. As of December 31, 2011, there were no authorized repurchases remaining under the 2007 Program.
On May 6, 2011, the Company’s Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Under the 2011 Program, the Company made repurchases of 1.8 million shares of its common stock at an average price of $43.20 per share during 2011 and 35.5 million shares of its common stock at an average price of $56.93 per share during 2012. As of December 31, 2012, there was approximately $1.9 billion of authorized repurchases remaining under the 2011 Program.

Cash Dividends declared were $1.48 per share in 2012, $1.40 per share in 2011 and $1.30 per share in 2010. Cash dividends paid were $1.84 per share in 2012, which included an accelerated dividend payment of $0.38 per share in December 2012 which was originally scheduled to be paid in January 2013, $1.38 per share in 2011 and $1.27 per share in 2010.

Accumulated Other Comprehensive Income—The changes in accumulated other comprehensive income during 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Beginning balance	$224	$427	$249
Foreign currency translation adjustments	94	(141)	153
Pension and other postretirement benefits actuarial gains (losses), net of tax of $55 million in 2012, $54 million in 2011 and $(3) million in 2010	(104)	(93)	4
Amortization of unrecognized pension and other postretirement benefits costs, net of tax of $(22) million in 2012, $(17) million in 2011 and $(12) million in 2010	40	31	21
Pension and other postretirement benefits settlements, curtailments and other, net of tax of $(21) million in 2012	39	—	—
Ending balance	$293	$224	$427
Foreign currency translation adjustments for the year ended December 31, 2011 is net of a $55 million increase for the resolution of an issue with the Internal Revenue Service in the U.S. related to a deduction for foreign exchange losses on an intercompany loan.
As of December 31, 2012 and 2011, the ending balance of accumulated other comprehensive income consisted of cumulative translation adjustment income of $867 million and $773 million, respectively, and unrecognized pension and other postretirement benefits costs of $574 million and $549 million, respectively. The estimated unrecognized benefit cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $76 million for pension and $2 million for other postretirement benefits.

Stock-Based Compensation—Stock options and restricted stock units have been issued to officers and other management employees under ITW’s 2011 Long-Term Incentive Plan (the “Plan”). The stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. Restricted stock units generally vest after a three-year period and include units with and without performance criteria. To cover the exercise of vested options and vesting of restricted stock units, the Company generally has issued new shares from its authorized but unissued share pool. At December 31, 2012, 43.6 million shares of ITW common stock were reserved for issuance under the Plan. The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards.
The following summarizes the Company’s stock-based compensation expense:

In millions	2012	2011	2010
Pre-tax compensation expense	$54	$56	$56
Tax benefit	(19)	(17)	(18)
Total stock-based compensation recorded as expense, net of tax	$35	$39	$38
The following table summarizes activity related to non-vested restricted stock units during 2012:

Shares in millions	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2012	2.2	$39.27
Granted	0.5	51.39
Vested	(1.0)	31.69
Canceled	(0.1)	45.97
Unvested, December 31, 2012	1.6	47.36

The following table summarizes stock option activity under the Plan for the year ended December 31, 2012:

In millions except exercise price and contractual terms	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2012	17.5	$46.57
Granted	1.8	55.72
Exercised	(6.3)	45.23
Canceled or expired	(0.2)	48.33
Under option, December 31, 2012	12.8	48.50	6.0 years	$157
Exercisable, December 31, 2012	9.5	47.49	5.3 years	$127
The Company's annual equity awards consist of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”). The RSUs provide for full “cliff” vesting three years from the date of grant. The PRSUs provide for full “cliff” vesting after three years if the Compensation Committee certifies that the performance goals set with respect to the PRSUs have been met. Upon vesting, the holder will receive one share of common stock of the Company for each vested RSU or PRSU. Option exercise prices are equal to the common stock fair market value on the date of grant. The fair value of RSUs and PRSUs is determined by reducing the closing market price on the date of the grant by the present value of projected dividends over the vesting period. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the models:

	2012	2011	2010
Risk-free interest rate	0.2-2.1%	0.3-3.8%	0.4-3.9%
Weighted-average volatility	25.0%	25.0%	25.0%
Dividend yield	2.61%	2.80%	2.78%
Expected years until exercise	7.6-7.8	7.6-7.9	7.5-7.8
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
The weighted-average grant-date fair value of options granted during 2012, 2011 and 2010 was $11.48, $12.34 and $9.59 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $84 million, $63 million and $56 million, respectively. As of December 31, 2012 there was $20 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years. Exercise of options during the years ended December 31, 2012, 2011 and 2010 resulted in cash receipts of $285 million, $151 million and $114 million, respectively. The total fair value of vested stock option awards during the years ended December 31, 2012, 2011 and 2010 was $48 million, $33 million and $30 million, respectively.
As of December 31, 2012, there was $22 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.7 years. The total fair value of vested restricted stock unit awards during the years ended December 31, 2012 and 2011 was $31 million and $1 million, respectively.

Segment Information—The Company has 40 operating segments which are aggregated from the Company's more than 750 operations in 58 countries. These businesses are internally reported as 40 operating segments to senior management and have been aggregated into the following seven external reportable segments: Transportation; Power Systems & Electronics; Industrial Packaging; Food Equipment; Construction Products; Polymers & Fluids; and All Other.

As discussed in the Divestiture of Majority Interest in Decorative Surfaces Segment note, the Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Effective November 1, 2012, the Company made changes to its management reporting structure and Decorative Surfaces is no longer a reportable segment of the Company.
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
Construction Products—Construction fastening systems and truss products.
Polymers & Fluids—Adhesives, sealants, lubrication and cutting fluids, and hygiene products.
All Other—All other operating segments.

Segment information for 2012, 2011 and 2010 was as follows:

In millions	2012	2011	2010
Operating revenues:
Transportation	$3,550	$3,444	$2,839
Power Systems & Electronics	3,151	2,988	2,518
Industrial Packaging	2,412	2,463	2,123
Food Equipment	1,939	1,985	1,860
Construction Products	1,902	1,959	1,753
Polymers & Fluids	1,230	1,250	1,001
All Other	2,883	2,690	2,407
Intersegment revenues	(64)	(76)	(77)
Total Segments	$17,003	$16,703	$14,424
Decorative Surfaces	921	1,084	992
Total	$17,924	$17,787	$15,416

Operating income:
Transportation	$560	$539	$427
Power Systems & Electronics	643	605	493
Industrial Packaging	282	249	208
Food Equipment	324	304	255
Construction Products	200	225	192
Polymers & Fluids	195	188	167
All Other	521	489	395
Total Segments	$2,725	$2,599	$2,137
Decorative Surfaces	122	132	117
Total	$2,847	$2,731	$2,254

Depreciation and amortization and impairment of goodwill and intangible assets:
Transportation	$144	$132	$105
Power Systems & Electronics	96	90	82
Industrial Packaging	66	69	67
Food Equipment	47	50	44
Construction Products	57	58	59
Polymers & Fluids	49	48	38
All Other	136	125	134
Total Segments	$595	$572	$529
Decorative Surfaces	18	22	20
Total	$613	$594	$549

Plant and equipment additions:
Transportation	$127	$105	$74
Power Systems & Electronics	52	43	27
Industrial Packaging	40	27	34
Food Equipment	34	36	31
Construction Products	28	37	28
Polymers & Fluids	21	22	14
All Other	62	60	57
Total Segments	$364	$330	$265
Decorative Surfaces	18	23	23
Total	$382	$353	$288

Identifiable assets:
Transportation	$2,981	$2,835
Power Systems & Electronics	2,451	2,516
Industrial Packaging	1,786	1,825
Food Equipment	979	1,022
Construction Products	1,463	1,505
Polymers & Fluids	1,322	1,340
All Other	2,975	2,539
Total Segments	$13,957	$13,582
Corporate	5,352	3,616
Assets held for sale	—	386
Decorative Surfaces	—	400
Total	$19,309	$17,984

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

2011 and 2012 Segment Changes—In the first quarter of 2011, the Company made certain changes in its management reporting structure that resulted in changes in some of the reportable segments. The pressure sensitive adhesives, and the static and contamination control reporting units were moved to the Power Systems & Electronics segment from the Polymers & Fluids and All Other segments, respectively. The changes in the reportable segments and underlying reporting units did not result in any goodwill impairment charges in the first quarter of 2011.

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

2013 Segment Changes—Effective January 1, 2013, the Company made certain changes in how its operations are reported to senior management in order to better align its portfolio of businesses with its enterprise-wide portfolio management initiative.
As a result of this reorganization, the Company's operations will be prospectively aggregated into the following eight external reportable segments: Industrial Packaging; Test & Measurement and Electronics; Automotive OEM; Polymers & Fluids; Food Equipment; Construction Products; Welding; and Specialty Products.

The significant changes resulting from this reorganization include the following:

•
Certain businesses within the former Transportation segment, primarily related to the automotive aftermarket business, will be reported in the Polymers & Fluids segment and the Transportation segment will be renamed Automotive OEM.

•	The Welding business, which was formerly reported in the Power Systems & Electronics segment, will be reported separately as the Welding segment.

•
The Electronics business, which was formerly reported in the Power Systems & Electronics segment, will be combined with the Test & Measurement business, which was formerly reported in the All Other segment, to form a new Test & Measurement and Electronics segment.

•	The All Other segment will be renamed Specialty Products.

The 2012 Annual Report on Form 10-K has not been restated for these changes in segment reporting. Results for 2012 and prior periods are reported on the basis under which the Company managed its business in 2012 and do not reflect the January 2013 reorganization described above.
Enterprise-wide information for 2012, 2011 and 2010 was as follows:

In millions	2012	2011	2010
Operating Revenues by Geographic Region:
United States	$7,714	$7,379	$6,462
Europe	5,090	5,492	4,806
Asia	2,097	1,932	1,698
Other North America	1,222	1,161	1,018
Australia/New Zealand	864	885	781
Other	937	938	651
	$17,924	$17,787	$15,416
Operating revenues by geographic region are based on the customers’ locations.
The Company has thousands of product lines within its businesses; therefore, providing operating revenues by product line is not practicable.
Total noncurrent assets excluding deferred tax assets and financial instruments were $11.0 billion and $10.2 billion at December 31, 2012 and 2011, respectively. Of these amounts, approximately 53% and 52% was attributed to U.S. operations for 2012 and 2011, respectively. The remaining amounts were attributed to the Company’s foreign operations, with no single country accounting for a significant portion.

QUARTERLY AND COMMON STOCK DATA (UNAUDITED)
Quarterly Financial Data
The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In millions except per share amounts	2012	2011	2012	2011	2012	2011	2012	2011
Operating revenues	$4,547	$4,272	$4,655	$4,615	$4,501	$4,580	$4,221	$4,320
Cost of revenues	2,911	2,762	2,964	2,996	2,855	2,962	2,725	2,798
Operating income	705	659	770	711	763	714	609	647
Income from continuing operations	471	606	527	484	525	490	972	437
Income from discontinued operations	15	17	354	15	(1)	17	7	5
Net income	486	623	881	499	524	507	979	442
Income per share from continuing operations:
Basic	0.98	1.22	1.12	0.97	1.13	1.01	2.12	0.90
Diluted	0.97	1.21	1.11	0.96	1.12	1.00	2.10	0.90
Net income per share:
Basic	1.01	1.25	1.86	1.00	1.13	1.04	2.13	0.91
Diluted	1.00	1.24	1.85	0.99	1.12	1.04	2.11	0.91

In the first quarter of 2011, the Company recorded a favorable discrete non-cash tax benefit of $166 million, or $0.33 per diluted share, associated with an Australian tax matter.
In the second quarter of 2012, the Company recorded an after-tax gain of $361 million, or $0.76 per diluted share, related to the sale of the finishing group of businesses which was included in discontinued operations.
In the fourth quarter of 2012, the Company recorded an after-tax gain of $632 million, or $1.37 per diluted share, in income from continuing operations related to the sale of a 51% majority interest in the Decorative Surfaces segment.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A. Controls and Procedures
Controls and Procedures
The Company’s management, with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2012. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.
Management Report on Internal Control over Financial Reporting
The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.
In connection with the evaluation by management, including the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2012 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. Other Information
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.
Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions “Board of Directors and Its Committees” and “Audit Committee Report” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.
Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.
Information regarding the Company’s code of ethics that applies to the Company’s President & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.
ITEM 11. Executive Compensation
This information is incorporated by reference from the information under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is incorporated by reference from the information under the captions “Ownership of ITW Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions “Ownership of ITW Stock,” “Certain Relationships and Related Transactions” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.
Information regarding director independence is incorporated by reference from the information under the captions “Corporate Governance Policies and Practices” and “Categorical Standards for Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.
ITEM 14. Principal Accounting Fees and Services
This information is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following information is included as part of Item 8. Financial Statements and Supplementary Data:
Management Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Statement of Income
Statement of Comprehensive Income
Statement of Income Reinvested in the Business
Statement of Financial Position
Statement of Cash Flows
Notes to Financial Statements
(2) Financial Statement Schedules
Not applicable.
(3) Exhibits
(i) See the Exhibit Index within this Annual Report on Form 10-K.
(ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2012, with the exception of the agreements related to the 5.15% Notes due 2014, the 6.25% Notes due 2019, the 3.375% Notes due 2021, the 4.875% Notes due 2041, and the 3.9% Notes due 2042, which are described as Exhibit numbers 4(a) through (g) in the Exhibit Index. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February 2013.

ILLINOIS TOOL WORKS INC.

By:	/s/ E. SCOTT SANTI
E. Scott Santi
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 19th day of February 2013.

Signatures	Title

/s/ E. SCOTT SANTI	President & Chief Executive Officer, Director
E. Scott Santi	(Principal Executive Officer)

/s/ RONALD D. KROPP	Senior Vice President & Chief Financial Officer
Ronald D. Kropp	(Principal Financial Officer)

/s/ RANDALL J. SCHEUNEMAN	Vice President & Chief Accounting Officer
Randall J. Scheuneman	(Principal Accounting Officer)

DANIEL J. BRUTTO	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

JAMES W. GRIFFITH	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Chairman of the Board

JAMES A. SKINNER	Director

DAVID B. SMITH, JR.	Director

PAMELA B. STROBEL	Director

KEVIN M. WARREN	Director

ANRÉ D. WILLIAMS	Director

By /s/ E. SCOTT SANTI
(E. Scott Santi, as Attorney-in-Fact)
Original powers of attorney authorizing E. Scott Santi to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

Exhibit Index
Annual Report on Form 10-K
2012

Exhibit Number	Description
2.1
Investment Agreement, dated as of August 15, 2012, among CD&R Wimbledon Holdings III, L.P., a Cayman Islands limited partnership; Illinois Tool Works Inc.; ITW DS Investments Inc., a Delaware corporation; and Wilsonart International Holdings LLC, a Delaware limited liability company, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 17, 2012 (Commission File No. 1-4797) and incorporated herein by reference. (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Committee upon request.)

3(a)
Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

3(b)
By-laws of Illinois Tool Works Inc., as amended and restated as of December 7, 2012, filed as Exhibit 3(b)(ii) to the Company’s Form 8-K filed on December 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

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

4(g)
Officers' Certificate dated August 28, 2012, establishing the terms, and setting forth the forms, of the 3.9% Notes due 2042, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 28, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

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

10(f)*	Form of stock option terms filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 16, 2004 and incorporated herein by reference.

Exhibit Number	Description
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

Exhibit Number	Description
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

10(gg)
Letter Agreement, dated January 12, 2012, among the Company, Relational Investors LLC and the other parties named in the Letter Agreement, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 13, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

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

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Management contract or compensatory plan or arrangement.

**
The following financial information from Illinois Tool Works Inc. Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Income Reinvested in the Business (iv) Statement of Financial Position, (v) Statement of Cash Flows and (vi) related Notes to Financial Statements.