Form 10-Q
period 2013-03-31
ILLINOIS TOOL WORKS INC
filed 2013-05-03
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2013: 450,432,545.

Part I – Financial Information
Item 1 – Financial Statements
ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
(In millions except per share amounts)	March 31,
	2013	2012
Operating Revenues	$4,009	$4,358
Cost of revenues	2,502	2,763
Selling, administrative, and research and development expenses	779	832
Amortization of intangible assets	68	69
Operating Income	660	694
Interest expense	(60)	(50)
Other income (expense)	46	8
Income from Continuing Operations Before Income Taxes	646	652
Income Taxes	187	188
Income from Continuing Operations	459	464
Income (Loss) from Discontinued Operations	(105)	22
Net Income	$354	$486

Income Per Share from Continuing Operations:
Basic	$1.02	$0.96
Diluted	$1.01	$0.95
Income (Loss) Per Share from Discontinued Operations:
Basic	$(0.23)	$0.05
Diluted	$(0.23)	$0.05
Net Income Per Share:
Basic	$0.78	$1.01
Diluted	$0.78	$1.00
Cash Dividends Per Share:
Paid	$—	$0.36
Declared	$0.38	$0.36

Shares of Common Stock Outstanding During the Period:
Average	451.7	482.0
Average assuming dilution	454.8	485.6

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In millions)	March 31,
	2013	2012
Net income	$354	$486
Other comprehensive income:
Foreign currency translation adjustments	(150)	176
Pension and other postretirement benefit adjustments, net of tax	12	10
Comprehensive income	$216	$672

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and equivalents	$2,662	$2,779
Trade receivables	2,789	2,742
Inventories	1,514	1,585
Deferred income taxes	343	332
Prepaid expenses and other current assets	486	522
Assets held for sale	316	—
Total current assets	8,110	7,960
Net Plant and Equipment	1,960	1,994
Goodwill	5,392	5,530
Intangible Assets	2,182	2,258
Deferred Income Taxes	390	391
Other Assets	1,172	1,176
	$19,206	$19,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$456	$459
Accounts payable	749	676
Accrued expenses	1,235	1,392
Cash dividends payable	171	—
Income taxes payable	99	116
Deferred income taxes	8	8
Liabilities held for sale	84	—
Total current liabilities	2,802	2,651
Noncurrent Liabilities:
Long-term debt	4,556	4,589
Deferred income taxes	309	244
Other liabilities	1,260	1,255
Total noncurrent liabilities	6,125	6,088
Stockholders’ Equity:
Common stock	6	5
Additional paid-in-capital	1,012	1,012
Income reinvested in the business	14,156	13,973
Common stock held in treasury	(5,055)	(4,722)
Accumulated other comprehensive income	155	293
Noncontrolling interest	5	9
Total stockholders’ equity	10,279	10,570
	$19,206	$19,309

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	March 31,
	2013	2012
Cash Provided by (Used for) Operating Activities:
Net income	$354	$486
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	76	81
Amortization and impairment of goodwill and other intangible assets	112	72
Change in deferred income taxes	4	20
Provision for uncollectible accounts	4	3
Income (loss) from investments	(5)	(3)
(Gain) loss on sale of plant and equipment	(2)	—
(Gain) loss from discontinued operations	65	—
(Gain) loss on sale of operations and affiliates	4	(1)
Stock compensation expense	9	12
Gain on acquisition of controlling interest in an equity investment	(30)	—
Other non-cash items, net	3	14
Change in assets and liabilities:
(Increase) decrease in--
Trade receivables	(175)	(243)
Inventories	(38)	(43)
Prepaid expenses and other assets	(31)	(44)
Increase (decrease) in--
Accounts payable	94	75
Accrued expenses and other liabilities	(132)	(95)
Income taxes	50	8
Other, net	4	(19)
Net cash provided by operating activities	366	323
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(56)	(481)
Additions to plant and equipment	(89)	(84)
Proceeds from investments	13	123
Proceeds from sale of plant and equipment	4	5
Net proceeds from sale of discontinued operations	(3)	—
Proceeds from sales of operations and affiliates	—	3
Other, net	(3)	(3)
Net cash provided by (used for) investing activities	(134)	(437)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	—	(174)
Issuance of common stock	36	71
Repurchases of common stock	(344)	(443)
Net proceeds (repayments) of debt with original maturities of three months or less	(4)	994
Repayments of debt with original maturities of more than three months	—	(259)
Excess tax benefits from share-based compensation	7	1
Net cash provided by (used for) financing activities	(305)	190
Effect of Exchange Rate Changes on Cash and Equivalents	(44)	50
Cash and Equivalents:
Increase (decrease) during the period	(117)	126
Beginning of period	2,779	1,178
End of period	$2,662	$1,304
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$49	$37
Cash Paid During the Period for Income Taxes, Net of Refunds	$107	$152
Liabilities Assumed from Acquisitions	$51	$126

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)    FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2012 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

On January 1, 2013, the Company adopted new accounting guidance which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. The entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless, based on the qualitative assessment, it is more-likely-than-not that the indefinite-lived intangible asset is impaired. The Company performs its annual indefinite-lived intangible asset impairment test in the third quarter and does not expect the adoption of this new accounting guidance to have a significant impact on its financial statements.

(2)    DIVESTITURE OF MAJORITY INTEREST IN DECORATIVE SURFACES SEGMENT

On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). The transaction closed on October 31, 2012, resulting in a pre-tax gain of $933 million ($632 million after-tax) in the fourth quarter of 2012.

Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed entity, Wilsonart International Holdings LLC (“Wilsonart”). Through a combination of CD&R's equity investment in Wilsonart and new third party borrowings by a subsidiary of Wilsonart, the Company and its subsidiaries received payments of approximately $1.05 billion from Wilsonart and its subsidiaries as well as common units (the “Common Units”) initially representing approximately 49% (on an as-converted basis) of the total outstanding equity of Wilsonart immediately following the closing of the transaction. CD&R contributed $395 million to Wilsonart in exchange for newly issued cumulative convertible participating preferred units (the “Preferred Units”) of Wilsonart initially representing approximately 51% (on an as-converted basis) of the total outstanding equity immediately following the closing of the transaction. The Preferred Units rank senior to the Common Units as to dividends and liquidation preference, and accrue dividends at a rate of 10.00% per annum.

As of October 31, 2012, the Company ceased consolidating the results of the Decorative Surfaces segment and now reports its ownership interest in Wilsonart using the equity method of accounting. As the Company's investment in Wilsonart is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment. For the first quarter ended March 31, 2013, the Company recorded a loss of $2 million in Other income (expense) related to its interest in Wilsonart, which was primarily due to the impact of purchase accounting.

Due to the Company's continuing involvement through its 49% interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Additionally, as of November 1, 2012, the operating results of Decorative Surfaces were no longer reviewed by senior management of the Company and therefore, effective the fourth quarter of 2012, Decorative Surfaces was no longer a reportable segment of the Company.

Historical operating results of Decorative Surfaces for the three months ended March 31, 2012 were as follows:

(In millions)	Three Months Ended
March 31, 2012
Operating revenues	$275
Operating income	42

(3)    DISCONTINUED OPERATIONS

The Company periodically reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives. The following summarizes the Company's discontinued operations.

In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses previously included in the Specialty Products segment (formerly the All Other segment) to Graco Inc. in a $650 million cash transaction. The sale of the finishing business to Graco was completed on April 2, 2012 and the Company recorded a pre-tax gain of $454 million in the second quarter of 2012.

In the third quarter of 2012, the Company divested two consumer packaging businesses in separate transactions that were previously included in the Specialty Products segment (formerly the All Other segment). The sale of the consumer packaging businesses resulted in pre-tax gains of $26 million and $17 million recorded in the third quarter of 2012.

In the fourth quarter of 2012, the Company divested a packaging distribution business previously included in the Industrial Packaging segment and a welding manufacturing business previously included in the Welding segment (formerly in the Power Systems & Electronics segment). The sale of these businesses resulted in a pre-tax loss of $19 million and a pre-tax gain of $16 million, respectively, in the fourth quarter of 2012.

In the first quarter of 2013, the Company committed to plans for the divestiture of two transportation related businesses and a machine components business previously included in the Specialty Products segment, two construction distribution businesses previously included in the Construction Products segment, and a chemical manufacturing business previously included in the Polymers & Fluids segment. The Company expects to dispose of these businesses within the next year. These businesses have been classified as held for sale in the first quarter of 2013. In connection with the anticipated sale of these businesses, the Company recorded goodwill impairment charges of $42 million and loss reserves on assets held for sale of $60 million in the first quarter of 2013 which were included in Income (loss) from discontinued operations.

The Company has restated the statement of income and the notes to financial statements to present the operating results of the held for sale and previously divested businesses discussed above as discontinued operations. Results of the discontinued operations for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
(In millions)	March 31,
	2013	2012
Operating revenues	$149	$303

Income (loss) from discontinued operations before income taxes	$(101)	$33
Income taxes	(4)	(11)
Income (loss) from discontinued operations	$(105)	$22

The assets and liabilities of the held for sale businesses discussed above were included in assets and liabilities held for sale in the statement of financial position as of March 31, 2013. There were no businesses classified as held for sale as of December 31, 2012. The following table summarizes the classes of assets and liabilities held for sale as of March 31, 2013:

(In millions)	March 31, 2013
Trade receivables	$92
Inventories	94
Net plant and equipment	21
Goodwill and intangible assets	150
Other	19
Loss reserves on assets held for sale	(60)
Total assets held for sale	$316

Accounts payable	$35
Accrued expenses	26
Other	23
Total liabilities held for sale	$84

(4)    STRATEGIC REVIEW OF INDUSTRIAL PACKAGING SEGMENT

On February 19, 2013, the Company announced that it is initiating a review process to explore strategic alternatives for its Industrial Packaging segment, which may include a sale or spin-off of the business. The Company expects the review process will last through the remainder of 2013.

(5)    GAIN ON ACQUISITION OF CONTROLLING INTEREST IN EQUITY INVESTMENT

On January 31, 2013, the Company acquired the controlling interest of an existing consumer packaging business in the Specialty Products segment previously accounted for under the equity method. The Company recorded a pre-tax gain of $30 million in Other income (expense) as a result of remeasuring the Company's existing equity interest to fair value by determining the implied equity value using a Level 3 valuation method.

(6)    INCOME TAXES

The effective tax rates for the three months ended March 31, 2013 and 2012 were 29.0% and 28.9%, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company’s unrecognized tax benefits may be decreased by approximately $40 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(7)    INVENTORIES

Inventories as of March 31, 2013 and December 31, 2012 were as follows:

(In millions)	March 31, 2013	December 31, 2012
Raw material	$521	$539
Work-in-process	156	152
Finished goods	837	894
Total inventories	$1,514	$1,585

(8)    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended
(In millions)	March 31,
	Pension		Other Postretirement Benefits
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$23	$25	$3	$3
Interest cost	24	28	6	7
Expected return on plan assets	(39)	(40)	(5)	(5)
Amortization of actuarial loss	19	13	—	—
Amortization of prior service cost	—	—	—	1
Net periodic benefit cost	$27	$26	$4	$6

Amounts were included in the statement of income as follows:
Income from continuing operations	$27	$25	$4	$6
Income (loss) from discontinued operations	—	1	—	—
Net periodic benefit cost	$27	$26	$4	$6

The Company expects to contribute approximately $132 million to its pension plans and $9 million to its other postretirement plans in 2013. As of March 31, 2013, contributions of $41 million to pension plans and $2 million to other postretirement plans have been made.

(9)    SHORT-TERM DEBT

The Company had outstanding commercial paper of $418 million as of March 31, 2013 and $408 million at December 31, 2012. Commercial paper is stated at cost, which approximates fair value.

(10)    LONG-TERM DEBT

The approximate fair value and related carrying value of the Company's long-term debt, including current maturities, as of March 31, 2013 and December 31, 2012 were as follows:

(In millions)	March 31, 2013	December 31, 2012
Fair value	$4,958	$5,105
Carrying value	4,561	4,595

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs, which included market rates for comparable instruments for the respective periods.

(11)    ACCUMULATED OTHER COMPREHENSIVE INCOME

Effective January 1, 2013, the Company adopted new accounting guidance that was issued in February 2013 requiring disclosure of amounts transferred out of accumulated other comprehensive income and recognized in the statement of income. The following table summarizes changes in accumulated other comprehensive income during the first quarter of 2013 and 2012:

	Three Months Ended
(In millions)	March 31,
	2013	2012
Beginning balance	$293	$224

Foreign currency translation adjustments during the period	(154)	180
Foreign currency translation adjustments reclassified to income	4	(4)
Income taxes	—	—
Total foreign currency translation adjustments	(150)	176

Pension and other postretirement benefit adjustments reclassified to income	19	14
Income taxes	(7)	(4)
Total pension and other postretirement benefit adjustments	12	10

Ending balance	$155	$410

Pension and other postretirement benefit adjustments reclassified to income represents the amortization of actuarial losses and prior service cost. Refer to the Retirement Plans and Postretirement Benefits note for additional information. The ending balance of accumulated other comprehensive income as of March 31, 2013 and 2012 consisted of cumulative translation adjustment income of $717 million and $949 million, respectively, and unrecognized pension and other postretirement benefits costs of $562 million and $539 million, respectively.

(12)    STOCK-BASED COMPENSATION

On February 15, 2013, the Compensation Committee of the Board of Directors approved an annual equity award (the “2013 Awards”) consisting of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”). The RSUs provide for full “cliff” vesting three years from the date of grant. The PRSUs provide for full “cliff” vesting after three years if the Compensation Committee certifies that the performance goals set with respect to the PRSUs have been met. Upon vesting, the holder will receive one share of common stock of the Company for each vested RSU or PRSU. The stock options vest over a four-year period and have a maturity of ten years from the issuance date. Option exercise prices are equal to the common stock fair market value on the date of grant. The following table summarizes the 2013 Awards:

(Shares in millions)	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Stock options	1.2	$9.83	$63.25
Restricted stock units (RSUs/PRSUs)	0.5	58.69	—

The fair value of RSUs and PRSUs was determined by reducing the closing market price on the date of the grant by the present value of projected dividends over the vesting period. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. Lattice-based option valuation models, such as the binomial option pricing model, incorporate ranges of assumptions for inputs. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company's stock and historical volatility of the Company's stock. The Company uses historical data to estimate option exercise timing and employee termination rates within the valuation model. The weighted-average dividend yield is based on historical information. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The ranges presented below result from separate groups of employees assumed to exhibit different behavior. The following table summarizes the assumptions used in the models to determine the fair value of the 2013 Awards:

Risk-free interest rate	0.2-2.1%
Weighted-average volatility	21.0%
Dividend yield	2.72%
Expected years until exercise	6.6-7.6

(13)    SEGMENT INFORMATION

Effective January 1, 2013, the Company made certain changes in how its operations are reported to senior management in order to better align its portfolio of businesses with its enterprise-wide portfolio management initiative. As a result of this reorganization, the Company's operations are aggregated into the following eight external reportable segments: Test & Measurement and Electronics; Automotive OEM; Polymers & Fluids; Food Equipment; Construction Products; Welding; Specialty Products; and Industrial Packaging.

The significant changes resulting from this reorganization include the following:

•
Certain businesses within the former Transportation segment, primarily related to the automotive aftermarket business, are reported in the Polymers & Fluids segment and the Transportation segment has been renamed Automotive OEM.

•	The Welding business, which was formerly reported in the Power Systems & Electronics segment, is reported separately as the Welding segment.

•
The Electronics business, which was formerly reported in the Power Systems & Electronics segment, has been combined with the Test & Measurement business, which was formerly reported in the All Other segment, to form a new Test & Measurement and Electronics segment.

•	The All Other segment has been renamed Specialty Products.

The changes in the reportable segments and underlying reporting units did not result in any goodwill impairment charges in the first quarter of 2013.

Commensurate with the change in reportable segments described above, the segment operating income was also revised for a change in how operating expenses maintained at the corporate level are allocated to the Company's segments. Prior to January 1, 2013, the Company allocated all operating expenses maintained at the corporate level to its segments. Beginning January 1, 2013, segments are allocated a fixed overhead charge based on the segment's revenues. Expenses not charged to the segments are now reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuation on a quarterly and annual basis.

The prior year segment results and related disclosures have been restated to conform to the current year presentation under the new segment structure and expense allocation methodology. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding operating revenues and operating income for the Company's segments.

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

The discussion of operating results should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

DIVESTITURE OF MAJORITY INTEREST IN DECORATIVE SURFACES SEGMENT

On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed entity, Wilsonart International Holdings LLC (“Wilsonart”). The transaction closed on October 31, 2012, reducing the Company's ownership of Wilsonart to 49% immediately following the close of the transaction. The Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Due to the Company's continuing involvement through its 49% interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Additionally, as of November 1, 2012, the operating results of Decorative Surfaces were no longer reviewed by senior management of the Company and therefore, effective the fourth quarter of 2012, Decorative Surfaces was no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 1 - Financial Statements for further discussion of this transaction.

DISCONTINUED OPERATIONS

The Company periodically reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives. In the first quarter of 2013, the Company committed to plans for the divestiture of two transportation related businesses and a machine components business previously included in the Specialty Products segment, two construction distribution businesses previously included in the Construction Products segment, and a chemical manufacturing business previously included in the Polymers & Fluids segment. These held for sale businesses, as well as certain previously divested businesses are reported as discontinued operations in the statement of income. All related prior period income statement information has been restated to conform to the current year reporting of these businesses. Refer to the Discontinued Operations note in Item I - Financial Statements for further details regarding the Company’s discontinued operations.

STRATEGIC REVIEW OF INDUSTRIAL PACKAGING SEGMENT

On February 19, 2013, the Company announced that it is initiating a review process to explore strategic alternatives for its Industrial Packaging segment, which may include a sale or spin-off of the business. The Company expects the review process will last through the remainder of 2013.

2013 SEGMENT CHANGES

Effective January 1, 2013, the Company made certain changes in how its operations are reported to senior management in order to better align its portfolio of businesses with its enterprise-wide portfolio management initiative. As a result of this reorganization, the Company's operations are aggregated into the following eight external reportable segments: Test & Measurement and Electronics; Automotive OEM; Polymers & Fluids; Food Equipment; Construction Products; Welding; Specialty Products; and Industrial Packaging.

The significant changes resulting from this reorganization include the following:

•
Certain businesses within the former Transportation segment, primarily related to the automotive aftermarket business, are reported in the Polymers & Fluids segment and the Transportation segment has been renamed Automotive OEM.

•	The Welding business, which was formerly reported in the Power Systems & Electronics segment, is reported separately as the Welding segment.

•
The Electronics business, which was formerly reported in the Power Systems & Electronics segment, has been combined with the Test & Measurement business, which was formerly reported in the All Other segment, to form a new Test & Measurement and Electronics segment.

•	The All Other segment has been renamed Specialty Products.

The changes in the reportable segments and underlying reporting units did not result in any goodwill impairment charges in the first quarter of 2013.

Commensurate with the change in reportable segments described above, the segment operating income was also revised for a change in how operating expenses maintained at the corporate level are allocated to the Company's segments. Prior to January 1, 2013, the Company allocated all operating expenses maintained at the corporate level to its segments. Beginning January 1, 2013, segments are allocated a fixed overhead charge based on the segment's revenues. Expenses not charged to the segments are now reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuation on a quarterly and annual basis.

The prior year segment results and related disclosures have been restated to conform to the current year presentation under the new segment structure and expense allocation methodology.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the first quarter of 2013 and 2012 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating revenues	$4,009	$4,358
Operating income	660	694
Operating margin %	16.5%	15.9%

In the first quarter of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(2.7)%	(6.6)%	(0.7)%
Changes in variable margins & overhead costs	—%	6.1%	1.0%
	(2.7)%	(0.5)%	0.3%
Acquisitions	1.3%	(0.1)%	(0.2)%
Divestitures	(6.4)%	(5.2)%	0.2%
Restructuring costs	—%	1.1%	0.2%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(0.2)%	(0.2)%	0.1%
Other	—%	—%	—%
Total	(8.0)%	(4.9)%	0.6%

Operating Revenues

Revenues decreased 8.0% for the first quarter of 2013 versus 2012, primarily due to the divestiture of the Decorative Surfaces segment in the fourth quarter of 2012 and lower base revenues, partially offset by revenues from acquisitions. Excluding the first quarter 2012 revenue of the Decorative Surfaces segment, revenue declined 1.8%. Worldwide base revenues decreased 2.7%, as North American base revenues decreased 1.9% and international base revenues declined 3.5% in the first quarter of 2013 versus 2012. European base revenues decreased 5.8% due to weakness in the European economic environment, and Asia Pacific base revenues increased 0.5% driven by growth in China and India, partially offset by weakness in Australia. Worldwide base revenue decreases were driven by lower equipment sales, which decreased 6% due to lower capital expenditures by businesses versus the prior year period. Divestitures reduced revenues by 6.4% primarily due to the sale of a 51% interest in the Decorative Surfaces segment on October 31, 2012, at which time the segment was deconsolidated. Acquisitions contributed 1.3% to revenues primarily due to the purchase of a medical device manufacturer in the fourth quarter of 2012 and the purchase of a manufacturer of advanced technology silicone materials in the second quarter of 2012.

Operating Income

Operating income decreased 4.9% in the first quarter of 2013 versus 2012 primarily due to the divestiture of the Decorative Surfaces segment in the fourth quarter of 2012 and the lower base revenues noted above, partially offset by lower operating and restructuring expenses in the first quarter of 2013 versus 2012. Excluding the first quarter 2012 operating income of the Decorative Surfaces segment, operating income increased 1.2%. Total base operating margins increased 30 basis points primarily due to lower overhead expenses, partially offset by the negative operating leverage effect of the decrease in base revenues of 70 basis points. The changes in variable margins and overhead costs increased base margins by 100 basis points primarily due to a reduction of overhead expenses of 80 basis points, resulting primarily from overhead cost management and the benefits of business structure simplification activities, and the favorable effect of selling price versus material cost comparisons of 30 basis points. The lower restructuring expenses noted above improved operating margins by 20 basis points versus the prior year period.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenues to total operating revenues is as follows:

	Three Months Ended
(In millions)	March 31,
	2013	2012
Test & Measurement and Electronics	$520	$530
Automotive OEM	589	566
Polymers & Fluids	495	526
Food Equipment	467	473
Welding	472	495
Construction Products	418	433
Specialty Products	481	465
Industrial Packaging	579	608
Intersegment revenues	(12)	(13)
Total Segments	4,009	4,083
Decorative Surfaces	—	275
Total Operating Revenues	$4,009	$4,358

The reconciliation of segment operating income to total operating income is as follows:

	Three Months Ended
(In millions)	March 31,
	2013	2012
Test & Measurement and Electronics	$68	$62
Automotive OEM	117	112
Polymers & Fluids	72	78
Food Equipment	78	76
Welding	122	139
Construction Products	49	37
Specialty Products	96	88
Industrial Packaging	72	68
Total Segments	674	660
Decorative Surfaces	—	42
Unallocated	(14)	(8)
Total Operating Income	$660	$694

TEST & MEASUREMENT AND ELECTRONICS

Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, and equipment and consumables used in the production of electronic subassemblies and microelectronics.

In the Test & Measurement and Electronics segment, products include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

This segment primarily serves the electronics, general industrial, consumer durables and industrial capital goods markets.

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2013 and 2012 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating revenues	$520	$530
Operating income	68	62
Operating margin %	13.0%	11.8%

In the first quarter of 2013, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(3.4)%	(13.2)%	(1.2)%
Changes in variable margins & overhead costs	—%	16.3%	2.0%
	(3.4)%	3.1%	0.8%
Acquisitions	1.8%	0.4%	(0.2)%
Divestitures	—%	—%	—%
Restructuring costs	—%	5.5%	0.7%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(0.5)%	(0.5)%	(0.1)%
Other	—%	—%	—%
Total	(2.1)%	8.5%	1.2%

Operating Revenues

Revenues decreased 2.1% in the first quarter of 2013 versus 2012 due to a decline in base business and the unfavorable effect of currency translation, partially offset by revenues from acquisitions. Worldwide electronics base business revenues decreased 8.8% in the first quarter of 2013 versus 2012. Base revenues for the electronics assembly businesses were lower for the first quarter of 2013 versus 2012, primarily due to decreased customer spending on capital equipment and slower activity in the personal computing industry. The other electronics businesses were virtually flat for the first quarter of 2013 versus 2012. Base revenues for the worldwide test and measurement businesses increased 1.9% driven by higher customer demand for electromechanical material testing equipment.

Operating Income

Operating income increased 8.5% in the first quarter of 2013 versus 2012 primarily due to lower overhead and restructuring expenses, partially offset by lower base revenues. Total base operating margins increased 80 basis points primarily due to the changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in base revenues of 120 basis points. The changes in variable margins and overhead costs increased base margins by 200 basis points primarily due to a reduction of overhead expenses of 140 basis points, resulting primarily from overhead cost management and the benefits of business structure simplification activities, lower intangible asset amortization and other acquisition accounting items of 60 basis points, and favorable selling price versus material cost comparisons of 30 basis points, partially offset by lower variable margins due to product mix in the worldwide test and measurement businesses. Lower restructuring expenses improved total operating margins by 70 basis points in the first quarter of 2013 versus 2012.

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

This segment primarily serves the automotive original equipment manufacturers and tiers.

The results of operations for the Automotive OEM segment for the first quarter of 2013 and 2012 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating revenues	$589	$566
Operating income	117	112
Operating margin %	19.8%	19.7%

In the first quarter of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	4.0%	7.3%	0.6%
Changes in variable margins & overhead costs	—%	(1.8)%	(0.3)%
	4.0%	5.5%	0.3%
Acquisitions	—%	—%	—%
Divestitures	—%	—%	—%
Restructuring costs	—%	(1.8)%	(0.3)%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	—%	0.6%	0.1%
Other	—%	—%	—%
Total	4.0%	4.3%	0.1%

Operating Revenues

Revenues increased 4.0% in the first quarter of 2013 versus 2012 due to the increase in base revenues. Worldwide automotive base revenue growth of 4.0% exceeded worldwide auto builds, which declined 1% in the first quarter of 2013 versus 2012, due to innovative products and related penetration gains. International automotive base revenues increased 5.0% over the prior year period driven by growth in Asia Pacific of 24.0%, including a 46.0% organic revenue increase in China versus an increase in Chinese auto builds of 10%. This was partially offset by a decline in European businesses of 1.7%, as European auto builds fell 8% due to weak consumer spending in automotive end markets. North American automotive base revenues grew 2.8% in 2013 versus 2012, as North American auto builds increased 1%.

Operating Income

Operating income increased 4.3% in the first quarter of 2013 versus 2012 primarily due to higher base revenues, partially offset by higher overhead expenses and higher restructuring expenses in the first quarter of 2013. Total base operating margins increased 30 basis points primarily due to the positive operating leverage effect of the increase in base revenues of 60 basis points, partially offset by changes in variable margins and overhead costs. The changes in variable margins and overhead costs decreased base margins by 30 basis points primarily due to the higher overhead expenses noted above, including costs related to expansion in China, partially offset by the benefits of business structure simplification activities. The increase in total base margins was offset by a 30 basis point operating margin decline due to the higher restructuring expenses noted above.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, janitorial and hygiene products, and fluids and polymers for auto aftermarket maintenance and appearance.

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

This segment primarily serves the automotive aftermarket, general industrial, maintenance, repair and operations or “MRO”, and commercial construction markets.

The results of operations for the Polymers & Fluids segment for the first quarter of 2013 and 2012 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating revenues	$495	$526
Operating income	72	78
Operating margin %	14.6%	14.9%

In the first quarter of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(6.7)%	(19.3)%	(2.0)%
Changes in variable margins & overhead costs	—%	18.8%	3.0%
	(6.7)%	(0.5)%	1.0%
Acquisitions	2.0%	0.3%	(0.3)%
Divestiture	—%	—%	—%
Restructuring costs	—%	(6.9)%	(1.1)%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(1.2)%	(1.1)%	0.1%
Other	—%	—%	—%
Total	(5.9)%	(8.2)%	(0.3)%

Operating Revenues

Revenues decreased 5.9% in the first quarter of 2013 versus 2012 primarily due to a decline in base revenues and the unfavorable effect of currency translation, partially offset by revenues from acquisitions. Base revenues for the worldwide automotive aftermarket businesses declined 6.0% versus the prior year period primarily due to the loss of a customer and product line simplification activities. Worldwide base revenues for the polymers and hygiene businesses decreased 8.4% primarily due to lower European sales and product line simplification activities, while base revenues for the worldwide fluids businesses decreased 3.7% in the first quarter of 2013 versus 2012. The acquisition revenue was primarily due to the purchase of a manufacturer of advanced technology silicone materials in the second quarter of 2012.

Operating Income

Operating income decreased 8.2% in the first quarter of 2013 versus 2012 primarily due to lower base revenues and higher restructuring expenses, partially offset by lower operating expenses. Total base operating margins increased 100 basis points primarily due to changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in base revenues of 200 basis points. The changes in variable margins and overhead costs increased base margins by 300 basis points primarily due to a reduction of overhead expenses of 170 basis points, resulting primarily from overhead cost management and the benefits of business structure simplification activities, and improved variable margins due to product line simplification activities of 50 basis points and favorable selling price versus material cost comparisons of 40 basis points. The increase in total base margins was offset by a 110 basis point operating margin decline due to the higher restructuring expenses noted above.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the first quarter of 2013 and 2012 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating revenues	$467	$473
Operating income	78	76
Operating margin %	16.7%	16.0%

In the first quarter of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(2.5)%	(6.9)%	(0.7)%
Changes in variable margins & overhead costs	—%	10.9%	1.8%
	(2.5)%	4.0%	1.1%
Acquisitions	1.5%	(0.1)%	(0.3)%
Divestitures	—%	—%	—%
Restructuring costs	—%	(0.6)%	(0.1)%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(0.2)%	(0.2)%	—%
Other	—%	—%	—%
Total	(1.2)%	3.1%	0.7%

Operating Revenues

Revenues decreased 1.2% in the first quarter of 2013 versus 2012 primarily due to lower base revenues, partially offset by revenues from acquisitions. International base revenues declined 4.0% in the first quarter of 2013 versus 2012 as equipment revenues decreased 8.5%, driven by lower European sales in cooking and refrigeration businesses, partially offset by an increase in international service revenues of 3.6% due to expanded service capabilities in Europe. North American base revenues declined 1.2% in the first quarter of 2013 versus 2012, as equipment revenues decreased 3.1% primarily due to slower demand for warewash equipment for small restaurants as well as slicing and mixing equipment, and service revenues increased 2.7% versus the prior year period primarily due to expanded service capabilities and improved market penetration. The increase in acquisition revenue was due to the purchase of a Brazilian manufacturer of baking equipment in the fourth quarter of 2012.

Operating Income

Operating income increased 3.1% in the first quarter of 2013 versus 2012 primarily due to lower operating expenses, partially offset by lower base revenues and higher restructuring expenses due to increased cost reduction activities. Total base operating margins increased 110 basis points due to changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in base revenues of 70 basis points noted above. The changes in variable margins and overhead costs increased base margins by 180 basis points primarily due to a reduction of overhead expenses of 80 basis points resulting primarily from overhead cost management and the benefits of business structure simplification activities, and favorable selling price versus material cost comparisons of 70 basis points.

WELDING

Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.

In the Welding segment, products include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

This segment primarily serves the general industrial, energy, fabrication, and maintenance, repair and operations or “MRO” markets.

The results of operations for the Welding segment for the first quarter of 2013 and 2012 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating revenues	$472	$495
Operating income	122	139
Operating margin %	26.0%	28.0%

In the first quarter of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(5.5)%	(8.3)%	(0.8)%
Changes in variable margins & overhead costs	—%	(2.6)%	(0.8)%
	(5.5)%	(10.9)%	(1.6)%
Acquisitions	0.8%	(0.5)%	(0.4)%
Divestitures	—%	—%	—%
Restructuring costs	—%	(0.5)%	(0.2)%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(0.1)%	0.1%	0.2%
Other	—%	—%	—%
Total	(4.8)%	(11.8)%	(2.0)%

Operating Revenues

Revenues decreased 4.8% in the first quarter of 2013 versus 2012 primarily due to a decline in base business, partially offset by revenues from acquisitions. Worldwide welding base revenues declined 5.5% in the first quarter of 2013 versus 2012 after experiencing organic revenue growth of 18.6% in the first quarter of 2012. North American welding base business revenues decreased 5.8% in the first quarter of 2013 versus 2012 primarily due to heavy equipment OEM and general industrial end market declines. International base business revenues decreased 4.7% primarily due to weaker Chinese industrial end markets and the ongoing strategic exit from the Chinese ship building end market.

Operating Income

Operating income decreased 11.8% in the first quarter of 2013 versus 2012 primarily due to the decrease in base revenues and lower variable margins. Total base operating margins decreased 160 basis points due to the negative operating leverage effect of the decrease in base revenues of 80 basis points, and changes in variable margins and overhead costs. Changes in variable margins and overhead costs decreased base margins by 80 basis points, driven by lower variable margins of 80 basis points, as higher freight expenses in North America and higher operating expenses related to the oil and gas businesses were partially offset by favorable selling price versus material cost comparisons of 50 basis points. Acquisitions diluted total operating margins by 40 basis points, primarily due to lower operating margins from acquisitions made within the past year and the impact of intangible asset amortization.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the first quarter of 2013 and 2012 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating revenues	$418	$433
Operating income	49	37
Operating margin %	11.7%	8.5%

In the first quarter of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(3.4)%	(17.4)%	(1.2)%
Changes in variable margins & overhead costs	—%	27.9%	2.5%
	(3.4)%	10.5%	1.3%
Acquisitions	1.0%	(0.8)%	(0.2)%
Divestitures	(0.6)%	(0.2)%	0.1%
Restructuring costs	—%	24.3%	2.1%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(0.3)%	(0.5)%	(0.1)%
Other	—%	—%	—%
Total	(3.3)%	33.3%	3.2%

Operating Revenues

Revenues decreased 3.3% in the first quarter of 2013 versus 2012 primarily due to lower base revenues, partially offset by the impact of acquisitions net of divestitures. International base revenues declined 6.1% in the first quarter of 2013 versus 2012 as European base revenues declined 10.0% due to continued weakness in European commercial and residential end markets. Base revenues in Asia Pacific declined 1.5% versus the prior year period primarily due to lower activity in Australian residential markets. U.S. base revenues increased 2.2% as residential base revenue growth was 5.9% and renovation base revenue growth was 3.7%, primarily due to positive housing starts and higher renovation activity. U.S. commercial base revenues declined 8.5% primarily due to a reduction in non-residential square footage activity in the first quarter of 2013.

Operating Income

Operating income increased 33.3% in the first quarter of 2013 versus 2012 primarily due to lower restructuring and operating expenses, partially offset by the decline in base revenues. Total base operating margins increased 130 basis points, due to changes in variable margins and overhead costs, which were partially offset by the negative operating leverage effect of the decrease in base revenues of 120 basis points noted above. The changes in variable margins and overhead costs increased base margins by 250 basis points primarily due to a reduction of overhead expenses of 170 basis points, resulting primarily from overhead cost management and the benefits of business structure simplification activities, and improved variable margins of 50 basis points, including favorable selling price versus material cost comparisons of 20 basis points. Lower restructuring expenses in the first quarter of 2013 versus 2012 improved total operating margins by 210 basis points.

SPECIALTY PRODUCTS

Diversified businesses in this segment produce product coding and marking equipment and consumables, beverage packaging equipment and consumables, and appliance components and fasteners.

In the Specialty Products segment, products include:

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

This segment primarily serves the food and beverage, consumer durables, general industrial, and printing & publishing markets.

The results of operations for the Specialty Products segment for the first quarter of 2013 and 2012 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating revenues	$481	$465
Operating income	96	88
Operating margin %	19.9%	19.1%

In the first quarter of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.3%	0.8%	0.1%
Changes in variable margins & overhead costs	—%	7.1%	1.3%
	0.3%	7.9%	1.4%
Acquisitions	3.4%	—%	(0.7)%
Divestitures	—%	—%	—%
Restructuring costs	—%	0.1%	—%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(0.1)%	0.1%	0.1%
Other	—%	—%	—%
Total	3.6%	8.1%	0.8%

Operating Revenues

Revenues increased 3.6% in the first quarter of 2013 versus 2012 primarily due to an increase in revenues from acquisitions and an increase in base business revenues. Acquisition revenue was primarily due to the fourth quarter 2012 purchase of a North American medical devices manufacturer. Base revenues increased 0.7% for the worldwide consumer packaging businesses in the first quarter of 2013 versus 2012 primarily due to an increase in the gluing systems businesses, which was driven by higher sales of disposable hygiene products in emerging markets, and increased automated case picking system sales in the global packaging systems businesses. Worldwide appliance base business revenues declined 2.7% due to lower consumer demand in the European appliance sector.

Operating Income

Operating income increased 8.1% in the first quarter of 2013 versus 2012 primarily due to lower operating expenses and an increase in base revenues. Total base operating margins increased 140 basis points, primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 130 basis points due to improved variable margins of 80 basis points primarily driven by favorable product mix for the worldwide consumer packaging businesses, and a reduction of overhead expenses of 50 basis points resulting primarily from overhead cost management and the benefits of business structure simplification activities. Acquisitions diluted total operating margins by 70 basis points in the first quarter of 2013.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:

•	steel and plastic strapping and related tools and equipment;

•	plastic stretch film and related equipment; and

•	paper and plastic products that protect goods in transit.

This segment primarily serves the general industrial, primary metals, beverage and food, and paper products markets.

The results of operations for the Industrial Packaging segment for the first quarter of 2013 and 2012 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating revenues	$579	$608
Operating income	72	68
Operating margin %	12.4%	11.1%

In the first quarter 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(4.4)%	(15.4)%	(1.3)%
Changes in variable margins & overhead costs	—%	16.1%	1.9%
	(4.4)%	0.7%	0.6%
Acquisitions	0.3%	0.1%	—%
Divestitures	—%	—%	—%
Restructuring costs	—%	6.9%	0.8%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(0.6)%	(0.8)%	(0.1)%
Other	—%	—%	—%
Total	(4.7)%	6.9%	1.3%

Operating Revenues

Operating revenues decreased 4.7% in the first quarter of 2013 versus 2012 due to a decline in base business and the unfavorable effect of currency translation, partially offset by revenues from acquisitions. Total North American base revenues decreased 1.1% in the first quarter of 2013 versus 2012, and international revenues decreased 7.4% over the same period. North American strapping and equipment base revenues decreased 9.4% in the first quarter of 2013 versus 2012 primarily due to lower steel strapping volume, partially offset by higher plastic strapping sales due to penetration gains and growth in construction end markets. Base revenues for the international strapping and equipment business decreased 7.5%, primarily due to end market softness in the European steel, lumber, and construction markets. Worldwide stretch packaging base revenues decreased 8.0% in the first quarter of 2013 versus 2012 primarily due to delayed timing related to agricultural customers, while worldwide protective packaging base revenues increased 3.6% over the prior year period primarily due to product penetration gains and growth in transportation end markets.

Operating Income

Operating income increased 6.9% in the first quarter of 2013 versus 2012 primarily due to lower operating and restructuring expenses, partially offset by lower base revenues and the unfavorable effect of currency translation. Total base operating margins increased 60 basis points due to changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in base revenues of 130 basis points. The changes in variable margins and overhead costs increased base margins by 190 basis points primarily due a reduction of overhead expenses of 100 basis points resulting primarily from overhead cost management and the benefits of prior restructuring projects, and improved variable margins of 80 basis points, including favorable selling price versus material cost comparisons of 50 basis points. Lower restructuring expenses improved total operating margins by 80 basis points in the first quarter of 2013 versus 2012.

DECORATIVE SURFACES

The Decorative Surfaces business produces decorative high-pressure laminate surfacing materials for furniture, office and retail space, countertops, worktops and other applications. Principal end markets served include commercial, renovation and residential construction.

On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed entity, Wilsonart International Holdings LLC (“Wilsonart”). The transaction closed on October 31, 2012, reducing the Company's ownership of Wilsonart to 49% immediately following the close of the transaction. The Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Due to the Company's continuing involvement through its 49% interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Additionally, as of November 1, 2012, the operating results of Decorative Surfaces were no longer reviewed by senior management of the Company and therefore, effective the fourth quarter of 2012, Decorative Surfaces was no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 1 - Financial Statements for further discussion of this transaction.

Historical operating results of Decorative Surfaces for the three months ended March 31, 2012 were as follows:

(Dollars in millions)	Three Months Ended
March 31, 2012
Operating revenues	$275
Operating income	42
Operating margin %	15.3%

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense decreased to $68 million in the first quarter of 2013 versus $69 million in the first quarter of 2012 due to fully amortized intangibles at various business units.

INTEREST EXPENSE

Interest expense increased to $60 million in the first quarter of 2013, which included interest expense on the 3.9% notes issued in late August 2012, versus $50 million in the first quarter of 2012.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $46 million for the first quarter of 2013 versus income of $8 million for the first quarter of 2012 primarily due to a pre-tax gain of $30 million in the first quarter of 2013 related to the acquisition of the controlling interest in an existing equity investment and foreign currency gains of $3 million in the first quarter of 2013 versus losses of $7 million in the first quarter of 2012. See the Gain on Acquisition of Controlling Interest in Equity Investment note in Item 1 - Financial Statements for further details regarding the gain related to the acquired controlling interest.

INCOME TAXES

The effective tax rates for the three months ended March 31, 2013 and 2012 were 29.0% and 28.9%, respectively. See the Income Taxes note in Item 1 - Financial Statements for further details on income taxes.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $459 million in the first quarter of 2013 was 1.0% lower than the 2012 income from continuing operations of $464 million. The prior year period includes operating results related to the Decorative Surfaces segment, which was divested in the fourth quarter of 2012. See the Divestiture of Majority Interest in Decorative Surfaces Segment note in Item 1 - Financial Statements for further discussion of this transaction.

FOREIGN CURRENCY

The weakening of foreign currencies against the U.S. Dollar decreased operating revenues for the first quarter of 2013 by approximately $15 million and decreased income from continuing operations by approximately $1 million (less than $0.01 per diluted share) versus 2012.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income (loss) from discontinued operations was a loss of $105 million in the first quarter of 2013 versus income of $22 million in the first quarter of 2012. The loss in the first quarter of 2013 included $42 million of goodwill impairment charges and loss reserves on assets held for sale of $60 million recorded in connection with the anticipated sale of certain businesses held for sale. See the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2013, new accounting guidance was issued which clarifies that an entity should release cumulative translation adjustments into net income when the entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The new guidance will be effective for the Company on January 1, 2014. The Company does not expect the adoption of this new accounting guidance to have a significant impact on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. Management continues to believe that internally generated cash flows will be adequate to service debt, to finance internal growth, to continue to pay dividends, and to fund small to medium-sized acquisitions.

The primary uses of liquidity are:

•	dividend payments - the Company's dividend payout guidelines are 30% to 45% of the average of the last two years' free operating cash flow;

•	share repurchases; and

•	acquisitions.

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

Summarized cash flow information for the first quarter of 2013 and 2012 was as follows:

	Three Months Ended
(In millions)	March 31,
	2013	2012
Net cash provided by operating activities	$366	$323
Additions to plant and equipment	(89)	(84)
Free operating cash flow	$277	$239

Cash dividends paid	$—	$(174)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(56)	(481)
Repurchases of common stock	(344)	(443)
Net proceeds from (repayments of) debt	(4)	735
Other	54	200
Effect of exchange rate changes on cash and equivalents	(44)	50
Net increase (decrease) in cash and equivalents	$(117)	$126

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). In the first quarter of 2013, the Company used cash to repurchase approximately 5.8 million shares of its common stock at an average price of $62.86 under the 2011 Program. As of March 31, 2013, there was approximately $1.5 billion of authorized repurchases remaining under the 2011 Program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. For the first quarter of 2013 and 2012, ROIC was as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2013	2012
Operating income	$660	$694
Taxes (29.0% for 2013 and 28.9% in 2012)	(191)	(201)
Operating income after taxes	$469	$493
Invested capital:
Trade receivables	$2,789	$3,134
Inventories	1,514	1,824
Net plant and equipment	1,960	2,100
Goodwill and intangible assets	7,574	7,889
Accounts payable and accrued expenses	(1,984)	(2,219)
Net assets held for sale	232	299
Other, net	544	569
Total invested capital	$12,629	$13,596
Average invested capital	$12,735	$13,221
Annualized return on average invested capital	14.7%	14.9%

The ROIC decrease of 20 basis points in the first quarter of 2013 compared to the first quarter of 2012 was the result of operating income after taxes decreasing 4.9%, offset partially by average invested capital decreasing 3.7%.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2013 and December 31, 2012 is summarized as follows:

(Dollars in millions)	March 31, 2013	December 31, 2012	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,662	$2,779	$(117)
Trade receivables	2,789	2,742	47
Inventories	1,514	1,585	(71)
Other	829	854	(25)
Assets held for sale	316	—	316
	8,110	7,960	150
Current liabilities:
Short-term debt	456	459	(3)
Accounts payable and accrued expenses	1,984	2,068	(84)
Other	278	124	154
Liabilities held for sale	84	—	84
	2,802	2,651	151
Net working capital	$5,308	$5,309	$(1)
Current ratio	2.89	3.00

Cash and equivalents totaled approximately $2.7 billion as of March 31, 2013, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, acquisitions, share repurchases, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities of $2.5 billion, for short-term liquidity needs. The Company believes cash generated domestically will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt and total debt to capitalization as of March 31, 2013 and December 31, 2012 were as follows:

(Dollars in millions)	March 31, 2013	December 31, 2012
Short-term debt	$456	$459
Long-term debt	4,556	4,589
Total debt	$5,012	$5,048
Total debt to capitalization	32.8%	32.3%

The Company had outstanding commercial paper of $418 million as of March 31, 2013 and $408 million as of December 31, 2012, which was included in short-term debt.

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

Total debt to adjusted EBITDA for the trailing twelve month periods ended March 31, 2013 and December 31, 2012 was as follows:

(Dollars in millions)	Twelve Months Ended
	March 31, 2013	December 31, 2012
Total debt	$5,012	$5,048

Income from continuing operations	$2,459	$2,464
Add:
Interest expense	223	213
Gain on sale of interest in Decorative Surfaces	(933)	(933)
Other income (expense)	(52)	(14)
Income taxes	1,075	1,076
Depreciation	318	323
Amortization and impairment of goodwill and other intangible assets	277	278
Adjusted EBITDA	$3,367	$3,407
Total debt to adjusted EBITDA ratio	1.5	1.5

Stockholders’ Equity

The changes to stockholders’ equity during 2013 were as follows:

(In millions)
Total stockholders’ equity, December 31, 2012	$10,570
Net income	354
Stock option and restricted stock activity	42
Repurchases of common stock	(366)
Cash dividends declared	(171)
Noncontrolling interest activity	(12)
Pension and other postretirement benefit adjustments	12
Foreign currency translation adjustments	(150)
Total stockholders’ equity, March 31, 2013	$10,279

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2013. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.

In the first quarter of 2013, the Company implemented the Hyperion Financial Management system for consolidation and financial reporting, resulting in changes to the Company's processes and related internal controls over financial reporting. There were no other changes identified in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Buybacks were made under that program of $79 million in 2011, $2.0 billion in 2012 and $366 million in the first quarter of 2013. As of March 31, 2013, there was approximately $1.5 billion of authorized repurchases remaining under the 2011 Program.

Share repurchase activity under this program for the first quarter of 2013 was as follows:

(In millions except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under Programs
January 2013	4.7	$63.14	4.7	$1,601
March 2013	1.1	$61.64	1.1	$1,535
Total	5.8		5.8

Item 5 - Other Information

On May 1, 2013, Illinois Tool Works Inc. (“ITW” or the “Company”) entered into a Retention and Incentive Award agreement with Craig Hindman, Executive Vice President. Generally, if Mr. Hindman continues to be actively employed and fully engaged in the business of the Industrial Packaging Segment (the “Business”) on the closing of any transaction resulting in the separation of the Business from the Company (the “Closing”), he will receive 100% vesting acceleration with respect to his outstanding stock options, long-term cash (Company-wide Growth Plan or “CGP”) awards and Performance Restricted Stock Units (“PRSU”) granted prior to 2014. The exercise period of such stock options will be one year following the Closing or if certain provisions of the original option agreement (such as death or disability) are triggered, for the period specified in the original option agreement, if longer, but in no event longer than the original exercise period of the option. He will be entitled to receive shares subject to such PRSU grants after the end of the performance period subject to achievement of performance goals, and the CGP grants will be paid at the target level within 90 days following the Closing. He will also receive a cash bonus of $600,000 contingent upon him remaining actively employed and fully engaged in the Business for six months following Closing. Mr. Hindman will also receive his annual incentive bonus for the year in which the Closing occurs on a pro-rata basis for the period from January 1 to Closing based on year-to-date actual performance compared to the prior year and on the achievement of his performance goals as determined by the Company. Mr. Hindman agreed not to disclose any trade secrets or confidential information of the Company.

On May 1, 2013, the Company and Mr. Hindman also entered into a Severance Agreement providing that if Mr. Hindman is terminated without cause or resigns for good reason after execution of a letter of intent involving separation of the Business but before 24 months after the Closing, he will receive a lump sum cash payment equal to two times the sum of his annual base salary plus his target annual bonus at the rate in effect on the date of his separation from ITW. He will also receive any annual bonus from the previously completed year that has not yet been paid at the time of termination and full vesting of any outstanding grants under the ITW Long-Term Incentive Plan. The amount of any such cash payments is to be reduced by any other cash payments in the nature of severance payments paid or payable by the Company or any successor in interest to the Business.

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10.1*
Separation, Release and Proprietary Interests Protection Agreement by and among Illinois Tool Works Inc. and Ronald D. Kropp dated April 2, 2013 filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 8, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10.2*	First Amendment to the Illinois Tool Works Inc. Executive Contributory Retirement Income Plan dated February 15, 2013.

10.3*	Retention and Incentive Award Letter Agreement executed May 1, 2013, between Craig Hindman and Illinois Tool Works Inc.

10.4*	Severance Letter Agreement executed May 1, 2013, between Craig Hindman and Illinois Tool Works Inc.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 2, 2013	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)