Form 10-Q
period 2013-06-30
ILLINOIS TOOL WORKS INC
filed 2013-08-02
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2013: 447,880,450.

Part I – Financial Information
Item 1 – Financial Statements
ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions except per share amounts)	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenues	$4,219	$4,463	$8,228	$8,821
Cost of revenues	2,619	2,814	5,121	5,577
Selling, administrative, and research and development expenses	833	819	1,612	1,651
Amortization of intangible assets	65	72	133	141
Operating Income	702	758	1,362	1,452
Interest expense	(59)	(50)	(119)	(100)
Other income (expense)	11	24	57	32
Income from Continuing Operations Before Income Taxes	654	732	1,300	1,384
Income Taxes	190	213	377	401
Income from Continuing Operations	464	519	923	983
Income (Loss) from Discontinued Operations	1	362	(104)	384
Net Income	$465	$881	$819	$1,367

Income Per Share from Continuing Operations:
Basic	$1.03	$1.10	$2.05	$2.06
Diluted	$1.03	$1.09	$2.03	$2.04
Income (Loss) Per Share from Discontinued Operations:
Basic	$—	$0.76	$(0.23)	$0.80
Diluted	$—	$0.76	$(0.23)	$0.80
Net Income Per Share:
Basic	$1.04	$1.86	$1.82	$2.86
Diluted	$1.03	$1.85	$1.81	$2.84
Cash Dividends Per Share:
Paid	$0.38	$0.36	$0.38	$0.72
Declared	$0.38	$0.36	$0.76	$0.72

Shares of Common Stock Outstanding During the Period:
Average	449.6	472.9	450.7	477.4
Average assuming dilution	452.5	476.1	453.7	480.9

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2013	2012	2013	2012
Net income	$465	$881	$819	$1,367
Other comprehensive income:
Foreign currency translation adjustments	(251)	(291)	(401)	(115)
Pension and other postretirement benefit adjustments, net of tax	108	16	120	26
Comprehensive income	$322	$606	$538	$1,278

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and equivalents	$2,768	$2,779
Trade receivables	2,907	2,742
Inventories	1,490	1,585
Deferred income taxes	361	332
Prepaid expenses and other current assets	452	522
Assets held for sale	235	—
Total current assets	8,213	7,960
Net Plant and Equipment	1,936	1,994
Goodwill	5,359	5,530
Intangible Assets	2,132	2,258
Deferred Income Taxes	366	391
Other Assets	1,193	1,176
	$19,199	$19,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,301	$459
Accounts payable	717	676
Accrued expenses	1,336	1,392
Cash dividends payable	170	—
Income taxes payable	91	116
Deferred income taxes	32	8
Liabilities held for sale	64	—
Total current liabilities	3,711	2,651
Noncurrent Liabilities:
Long-term debt	3,771	4,589
Deferred income taxes	383	244
Other liabilities	1,103	1,255
Total noncurrent liabilities	5,257	6,088
Stockholders’ Equity:
Common stock	6	5
Additional paid-in-capital	1,019	1,012
Income reinvested in the business	14,451	13,973
Common stock held in treasury	(5,263)	(4,722)
Accumulated other comprehensive income	12	293
Noncontrolling interest	6	9
Total stockholders’ equity	10,231	10,570
	$19,199	$19,309

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	June 30,
	2013	2012
Cash Provided by (Used for) Operating Activities:
Net income	$819	$1,367
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	154	162
Amortization and impairment of goodwill and other intangible assets	178	147
Change in deferred income taxes	49	(12)
Provision for uncollectible accounts	5	10
(Income) loss from investments	(5)	(9)
(Gain) loss on sale of plant and equipment	(1)	(1)
(Gain) loss on discontinued operations	76	(454)
(Gain) loss on sale of operations and affiliates	6	(1)
Stock compensation expense	18	24
Gain on acquisition of controlling interest in an equity investment	(30)	—
Other non-cash items, net	4	(3)
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in--
Trade receivables	(315)	(339)
Inventories	(33)	(46)
Prepaid expenses and other assets	5	(42)
Increase (decrease) in--
Accounts payable	75	73
Accrued expenses and other liabilities	30	(34)
Income taxes	(7)	3
Other, net	(19)	(13)
Net cash provided by operating activities	1,009	832
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(77)	(587)
Additions to plant and equipment	(178)	(184)
Proceeds from investments	14	146
Proceeds from sale of plant and equipment	11	10
Net proceeds from sale of discontinued operations	59	626
Proceeds from sales of operations and affiliates	1	3
Other, net	(6)	(3)
Net cash provided by (used for) investing activities	(176)	11
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(171)	(346)
Issuance of common stock	128	113
Repurchases of common stock	(677)	(1,000)
Net proceeds of debt with original maturities of three months or less	42	1,186
Proceeds from debt with original maturities of more than three months	1	—
Repayments of debt with original maturities of more than three months	(1)	(260)
Excess tax benefits from share-based compensation	14	2
Net cash provided by (used for) financing activities	(664)	(305)
Effect of Exchange Rate Changes on Cash and Equivalents	(180)	(24)
Cash and Equivalents:
Increase (decrease) during the period	(11)	514
Beginning of period	2,779	1,178
End of period	$2,768	$1,692
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$95	$86
Cash Paid During the Period for Income Taxes, Net of Refunds	$232	$482
Liabilities Assumed from Acquisitions	$72	$160

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

(2)    DIVESTITURE OF MAJORITY INTEREST IN FORMER DECORATIVE SURFACES SEGMENT

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

As of October 31, 2012, the Company ceased consolidating the results of the Decorative Surfaces segment and now reports its ownership interest in Wilsonart using the equity method of accounting. As the Company's investment in Wilsonart is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment. The Company's equity in the earnings of Wilsonart was $1 million of income for the three month period and $1 million of loss for the six month period ended June 30, 2013, which was included in Other income (expense).

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

Historical operating results of the former Decorative Surfaces segment for the three and six months ended June 30, 2012 were as follows:

(In millions)	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Operating revenues	$286	$561
Operating income	48	90

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

In the first quarter of 2013, the Company committed to plans for the divestiture of two transportation related businesses and a machine components business previously included in the Specialty Products segment, two construction distribution businesses previously included in the Construction Products segment, and a chemical manufacturing business previously included in the Polymers & Fluids segment. These businesses were classified as held for sale in the first quarter of 2013. In connection with the anticipated sale of these businesses, the Company recorded goodwill impairment charges of $42 million and loss reserves on assets held for sale of $60 million in the first quarter of 2013 which were included in Income (loss) from Discontinued Operations.

In the second quarter of 2013, the Company divested one of the transportation related businesses resulting in a pre-tax loss of $1 million, the machine components business resulting in a pre-tax gain of $14 million, and the chemical manufacturing business resulting in a pre-tax loss of $6 million. Additionally, the Company recognized a pre-tax loss related to previously divested businesses of $10 million and adjustments to loss reserves on assets held for sale of $7 million in the second quarter of 2013. The Company expects to dispose of the other transportation related business and the two construction distribution businesses held for sale as of the second quarter of 2013 within the next year.

The Company has restated the statement of income and the notes to financial statements to present the operating results of the held for sale and previously divested businesses discussed above as discontinued operations. Results of the discontinued operations for the second quarter and year-to-date periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$132	$210	$281	$513

Income (loss) from discontinued operations before income taxes	$(4)	$452	$(105)	$485
Income taxes	5	(90)	1	(101)
Income (loss) from discontinued operations	$1	$362	$(104)	$384

The assets and liabilities of the remaining held for sale businesses discussed above were included in assets and liabilities held for sale in the statement of financial position as of June 30, 2013. There were no businesses classified as held for sale as of December 31, 2012. The following table summarizes the classes of assets and liabilities held for sale as of June 30, 2013:

(In millions)	June 30, 2013
Trade receivables	$63
Inventories	72
Net plant and equipment	11
Goodwill and intangible assets	121
Other	14
Loss reserves on assets held for sale	(46)
Total assets held for sale	$235

Accounts payable	$22
Accrued expenses	23
Other	19
Total liabilities held for sale	$64

(4)    STRATEGIC REVIEW OF INDUSTRIAL PACKAGING SEGMENT

On February 19, 2013, the Company announced that it was initiating a review process to explore strategic alternatives for its Industrial Packaging segment, which may include a sale or spin-off of the business. The Company's strategic review of this segment is ongoing and is expected to conclude during 2013.

(5)    GAIN ON ACQUISITION OF CONTROLLING INTEREST IN EQUITY INVESTMENT

On January 31, 2013, the Company acquired the controlling interest of an existing consumer packaging business in the Specialty Products segment previously accounted for under the equity method. The Company recorded a pre-tax gain of $30 million in Other income (expense) in the first quarter of 2013 as a result of remeasuring the Company's existing equity interest to fair value by determining the implied equity value using a Level 3 valuation method.

(6)    INCOME TAXES

The effective tax rate for the six months ended June 30, 2013 and 2012 was 29.0% and 28.9%, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company’s unrecognized tax benefits may be decreased by approximately $57 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(7)    INVENTORIES

Inventories as of June 30, 2013 and December 31, 2012 were as follows:

(In millions)	June 30, 2013	December 31, 2012
Raw material	$524	$539
Work-in-process	149	152
Finished goods	817	894
Total inventories	$1,490	$1,585

(8)    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended				Six Months Ended
(In millions)	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$23	$24	$3	$4	$46	$49	$6	$7
Interest cost	24	27	6	7	48	55	12	14
Expected return on plan assets	(39)	(39)	(6)	(5)	(78)	(79)	(11)	(10)
Amortization of actuarial loss	19	13	—	—	38	26	—	—
Amortization of prior service cost	—	—	1	—	—	—	1	1
Settlement loss	34	—	—	—	34	—	—	—
Net periodic benefit cost	$61	$25	$4	$6	$88	$51	$8	$12

Amounts were included in the statement of
income as follows:
Income from continuing operations	$61	$25	$4	$6	$88	$50	$8	$12
Income from discontinued operations	—	—	—	—	—	1	—	—
Net periodic benefit cost	$61	$25	$4	$6	$88	$51	$8	$12

In the second quarter of 2013, the Company recognized a $34 million pre-tax settlement charge tied primarily to higher lump sum pension payments related to the exit of Decorative Surfaces employees from the Company's U.S. primary pension plan. Refer to the Divestiture of Majority Interest in Former Decorative Surfaces Segment note for further details regarding the Decorative Surfaces transaction.

The Company expects to contribute approximately $132 million to its pension plans and $9 million to its other postretirement plans in 2013. As of June 30, 2013, contributions of $117 million to pension plans and $4 million to other postretirement plans have been made.

(9)    DEBT

Short-term debt represents obligations with an original maturity date of one year or less and are stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt. Included in short-term debt is commercial paper of $431 million as of June 30, 2013 and $408 million at December 31, 2012.

Long-term debt represents obligations with an original maturity date of greater than one year, excluding amounts reclassified to short-term debt. In 2009, the Company issued $800 million of 5.15% redeemable notes due April 1, 2014, which were reclassified from long-term to short-term debt in the second quarter of 2013.  The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt reclassified to short-term debt, as of June 30, 2013 and December 31, 2012 were as follows:

(In millions)	June 30, 2013	December 31, 2012
Fair value	$4,769	$5,105
Carrying value	4,576	4,595

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs, which included market rates for comparable instruments for the respective periods.

(10)    ACCUMULATED OTHER COMPREHENSIVE INCOME

Effective January 1, 2013, the Company adopted new accounting guidance that was issued in February 2013 requiring disclosure of amounts transferred out of accumulated other comprehensive income and recognized in the statement of income. The following table summarizes changes in accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$155	$410	$293	$224

Foreign currency translation adjustments during the period	(253)	(248)	(407)	(68)
Foreign currency translation adjustments reclassified to income	2	(43)	6	(47)
Total foreign currency translation adjustments	(251)	(291)	(401)	(115)

Pension and other postretirement benefit adjustments during the period	111	—	111	—
Pension and other postretirement benefit adjustments reclassified to income	58	22	77	36
Income taxes	(61)	(6)	(68)	(10)
Total pension and other postretirement benefit adjustments	108	16	120	26

Ending balance	$12	$135	$12	$135

Foreign currency translation adjustments reclassified to income are primarily related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information. Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial losses and prior service cost, and settlement losses recognized in net periodic benefit cost. Refer to the Retirement Plans and Postretirement Benefits note for the amounts included in net periodic benefit cost. Pension and other postretirement benefit adjustments also include $4 million and $9 million for the three-month periods, respectively, and $4 million and $11 million for the six-month periods ended June 30, 2013 and 2012, respectively, related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information.

The ending balance of accumulated other comprehensive income as of June 30, 2013 and 2012 consisted of cumulative translation adjustment income of $466 million and $658 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $454 million and $523 million, respectively.

(11)    STOCK-BASED COMPENSATION

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

Risk-free interest rate	0.2 - 2.1%
Weighted-average volatility	21.0%
Dividend yield	2.72%
Expected years until exercise	6.6 -7.6

(12)    SEGMENT INFORMATION

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

The significant changes resulting from this reorganization included the following:

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

DIVESTITURE OF MAJORITY INTEREST IN FORMER DECORATIVE SURFACES SEGMENT

On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed entity, Wilsonart International Holdings LLC (“Wilsonart”). The transaction closed on October 31, 2012, reducing the Company's ownership of Wilsonart to 49% immediately following the close of the transaction. The Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Due to the Company's continuing involvement through its 49% interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Additionally, as of November 1, 2012, the operating results of Decorative Surfaces were no longer reviewed by senior management of the Company and therefore, effective the fourth quarter of 2012, Decorative Surfaces was no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 1 - Financial Statements for further discussion of this transaction.

DISCONTINUED OPERATIONS

The Company periodically reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives. In the first quarter of 2013, the Company committed to plans for the divestiture of two transportation related businesses and a machine components business previously included in the Specialty Products segment, two construction distribution businesses previously included in the Construction Products segment, and a chemical manufacturing business previously included in the Polymers & Fluids segment. In the second quarter of 2013, the Company divested one of the transportation related businesses, the machine components business and the chemical manufacturing business, all of which were previously held for sale as of the first quarter of 2013.

The held for sale businesses discussed above, as well as certain previously divested businesses are reported as discontinued operations in the statement of income. All related prior period income statement information has been restated to conform to the current year reporting of these businesses. Refer to the Discontinued Operations note in Item I - Financial Statements for further details regarding the Company’s discontinued operations.

STRATEGIC REVIEW OF INDUSTRIAL PACKAGING SEGMENT

On February 19, 2013, the Company announced that it was initiating a review process to explore strategic alternatives for its Industrial Packaging segment, which may include a sale or spin-off of the business. The Company's strategic review of this segment is ongoing and is expected to conclude during 2013.

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

The significant changes resulting from this reorganization included the following:

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$4,219	$4,463	$8,228	$8,821
Operating income	702	758	1,362	1,452
Operating margin %	16.6%	17.0%	16.5%	16.5%

In the second quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	—%	(0.1)%	—%	(1.3)%	(3.2)%	(0.3)%
Changes in variable margins & overhead costs	—%	0.8%	0.1%	—%	3.3%	0.5%
	—%	0.7%	0.1%	(1.3)%	0.1%	0.2%
Acquisitions	1.0%	0.4%	(0.1)%	1.1%	0.2%	(0.2)%
Divestitures	(6.5)%	(5.5)%	0.1%	(6.4)%	(5.4)%	0.2%
Restructuring costs	—%	(3.3)%	(0.6)%	—%	(1.2)%	(0.2)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	—%	0.2%	0.1%	(0.1)%	0.1%	—%
Other	—%	—%	—%	—%	—%	—%
Total	(5.5)%	(7.5)%	(0.4)%	(6.7)%	(6.2)%	—%

Operating Revenues

Revenues decreased 5.5% and 6.7% for the second quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to the divestiture of Decorative Surfaces segment in the fourth quarter of 2012 and lower base revenues in the year-to-date period, partially offset by revenues from acquisitions. Excluding the former Decorative Surfaces segment revenue from the second quarter and year-to-date periods of 2012, revenues increased 1.0% and declined 0.4%, respectively. Worldwide base revenues for the second quarter and year-to-date periods were flat and declined 1.3%, respectively. For the second quarter, international base revenues increased 1.1% and North American base revenues decreased 1.0%. Asia Pacific base revenues increased 2.6% driven by growth in China and India, partially offset by moderating declines in European base revenues of 1.0%. North American declines were driven by the electronics assembly platform within the Test & Measurement and Electronics segment, partially offset by higher organic revenues in the Automotive OEM segment. For the year-to-date period, international base revenues decreased 1.2% and North American base revenues decreased 1.4%. European base revenues declined 3.4% primarily due to weakness in the European economic environment in the first quarter of 2013. Asia Pacific base revenues increased 1.6% driven by growth in China and India, partially offset by weakness in Australia in the first quarter of 2013. Total worldwide base revenues were driven by lower equipment sales which decreased 3.7% and 4.9% for the second quarter and year-to-date periods, respectively, due to lower industrial capital expenditures versus the prior year period, and softness in the electronics assembly platform as noted above. Divestitures reduced revenues by 6.5% and 6.4% for the second quarter and year-to-date periods, respectively, primarily due to the sale of a 51% interest in the former Decorative Surfaces segment on October 31, 2012, at which time the segment was deconsolidated. Acquisitions contributed 1.0% and 1.1% to revenues for the second quarter and year-to-date periods, respectively.

Operating Income

Operating income decreased 7.5% and 6.2% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to the divestiture of the former Decorative Surfaces segment in the fourth quarter of 2012, higher restructuring expenses, and lower base revenues in the year-to-date period noted above, partially offset by lower operating expenses. In the second quarter of 2013, the Company recognized a $34 million pre-tax pension settlement charge tied primarily to higher lump sum pension payments related to the exit of Decorative Surfaces employees from the Company's U.S. primary pension plan. Total base operating margins increased 10 and 20 basis points in the second quarter and year-to-date periods, respectively, primarily due to higher variable margins in both periods and lower overhead expenses in the year-to-date period, partially offset by the negative operating leverage effect of the decrease in base revenues of 30 basis points in the year-to-date period. The changes in variable margins and overhead costs increased base margins by 10 basis points in the second quarter primarily due to a reduction of overhead expenses of 60 basis points, resulting primarily from the benefits of business structure simplification activities and strategic sourcing initiatives, and the favorable effect of selling price versus material cost comparisons of 50 basis points, partially offset by the 80 basis points impact of the pension settlement charge noted above. In the year-to-date period, the changes in variable margins and overhead costs increased base margins by 50 basis points primarily due to a reduction of overhead expenses of 70 basis points and the favorable effect of selling price versus material cost comparisons of 40 basis points, partially offset by the 50 basis points impact of the pension settlement charge. Higher restructuring expenses diluted total operating margins by 60 basis points and 20 basis points in the second quarter and year-to-date periods of 2013, respectively, versus the prior year period.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenues to total operating revenues is as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2013	2012	2013	2012
Test & Measurement and Electronics	$542	$593	1,062	1,123
Automotive OEM	614	547	1,203	1,113
Polymers & Fluids	527	550	1,022	1,076
Food Equipment	491	476	958	949
Welding	480	469	952	964
Construction Products	453	453	871	886
Specialty Products	506	481	987	946
Industrial Packaging	619	622	1,198	1,230
Intersegment revenues	(13)	(14)	(25)	(27)
Total Segments	4,219	4,177	8,228	8,260
Decorative Surfaces	—	286	—	561
Total Operating Revenues	$4,219	$4,463	$8,228	$8,821

The reconciliation of segment operating income to total operating income is as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2013	2012	2013	2012
Test & Measurement and Electronics	$74	$93	$142	$155
Automotive OEM	126	109	243	221
Polymers & Fluids	95	91	167	169
Food Equipment	92	78	170	154
Welding	128	121	250	260
Construction Products	62	61	111	98
Specialty Products	113	106	209	194
Industrial Packaging	73	78	145	146
Total Segments	763	737	1,437	1,397
Decorative Surfaces	—	48	—	90
Unallocated	(61)	(27)	(75)	(35)
Total Operating Income	$702	$758	$1,362	$1,452

Unallocated expenses increased in the three month and year-to-date periods primarily due to the $34 million pre-tax pension settlement charge recognized in the second quarter of 2013. See the Retirement Plans and Postretirement Benefits note in Item 1 - Financial Statements for additional information.

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$542	$593	$1,062	$1,123
Operating income	74	93	142	155
Operating margin %	13.7%	15.7%	13.4%	13.8%

In the second quarter and year-to-date periods of 2013, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(9.1)%	(25.7)%	(2.9)%	(6.4)%	(20.8)%	(2.1)%
Changes in variable margins & overhead costs	—%	9.1%	1.6%	—%	12.1%	1.8%
	(9.1)%	(16.6)%	(1.3)%	(6.4)%	(8.7)%	(0.3)%
Acquisitions	0.9%	0.5%	—%	1.3%	0.5%	(0.1)%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(3.8)%	(0.7)%	—%	—%	—%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	(0.3)%	(0.1)%	—%	(0.4)%	(0.4)%	—%
Other	—%	—%	—%	—%	—%	—%
Total	(8.5)%	(20.0)%	(2.0)%	(5.5)%	(8.6)%	(0.4)%

Operating Revenues

Revenues decreased 8.5% and 5.5% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 due to a decline in base business and the unfavorable effect of currency translation, partially offset by revenues from acquisitions. Worldwide electronics base business revenues decreased 15.7% and 12.5% in the second quarter and year-to-date periods, respectively. Base revenues for the electronics assembly businesses decreased 37.7% and 31.9% for the second quarter and year-to-date periods, respectively, primarily due to decreased customer spending on capital equipment, slower activity in the personal computing industry, and a high year-over-year comparable period due to strong order rates from a key electronics customer in 2012. Base revenues for the other electronics businesses increased 2.3% and 0.9% in the second quarter and year-to-date periods, respectively, primarily due to increased demand for smartphones and market penetration in Asia. Base revenues for the worldwide test and measurement businesses decreased 2.2% and 0.2% for the second quarter and year-to-date periods, respectively, primarily due to a decline in industrial capital expenditures. The acquisition revenue was primarily due to the purchase of a European supplier of industrial metal detection equipment in the fourth quarter of 2012.

Operating Income

Operating income decreased 20.0% and 8.6% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to the lower base revenues noted above and higher restructuring expenses in the second quarter of 2013, partially offset by lower overhead expenses. Total base operating margins decreased 130 and 30 basis points for the second quarter and year-to-date periods, respectively, primarily due to the negative operating leverage effect of the decrease in base revenues of
290 and 210 basis points in the second quarter and year-to-date periods, respectively, partially offset by changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 160 and 180 basis points for the second quarter and year-to-date periods, respectively, primarily due to a reduction of overhead expenses of 60 and 100 basis points, respectively, resulting primarily from the benefits of business structure simplification activities and overhead cost management, lower intangible asset amortization and other acquisition accounting items of 60 basis points in both periods, and favorable selling price versus material cost comparisons of 50 and 40 basis points, respectively. Higher restructuring expenses diluted total operating margins by 70 basis points in the second quarter of 2013 versus 2012.

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

This segment primarily serves the automotive original equipment manufacturers and tiers.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$614	$547	$1,203	$1,113
Operating income	126	109	243	221
Operating margin %	20.6%	19.9%	20.2%	19.8%

In the second quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	11.6%	21.3%	1.7%	7.7%	14.2%	1.2%
Changes in variable margins & overhead costs	—%	(2.4)%	(0.4)%	—%	(2.1)%	(0.4)%
	11.6%	18.9%	1.3%	7.7%	12.1%	0.8%
Acquisitions	—%	—%	—%	—%	—%	—%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(4.3)%	(0.8)%	—%	(3.0)%	(0.6)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	0.7%	1.3%	0.2%	0.4%	0.9%	0.2%
Other	—%	—%	—%	—%	—%	—%
Total	12.3%	15.9%	0.7%	8.1%	10.0%	0.4%

Operating Revenues

Revenues increased 12.3% and 8.1% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 due to the increase in base revenues and the favorable impact of currency translation. Worldwide automotive base revenue growth of 11.6% and 7.7% for the second quarter and year-to-date periods, respectively, exceeded worldwide auto builds which grew 3% and 1% over the respective prior year periods due to product penetration gains. International automotive base revenues increased 16.0% and 10.3% for the second quarter and year-to-date periods. European base revenue growth of 11.4% and 7.4% exceeded auto build growth of 1% in the second quarter and declines of 4% in the year-to-date period, respectively. Base revenues for Asia Pacific increased 21.4% and 22.7% in the second quarter and year-to-date periods, respectively, including 39.6% and 42.6% organic revenue increases in China in each respective period. China base revenue growth exceeded Chinese auto build growth of 11% and 12% versus the respective prior year periods. North American automotive base revenues grew 7.0% and 4.9% for the second quarter and year-to-date periods, respectively, as North American auto builds increased 6% and 4% versus the respective prior year periods.

Operating Income

Operating income increased 15.9% and 10.0% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to higher base revenues and the favorable impact of currency translation, partially offset by higher restructuring and overhead expenses. Total base operating margins increased 130 and 80 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive operating leverage effect of the increase in base revenues of 170 and 120 basis points versus the respective prior year periods, partially offset by changes in variable margins and overhead costs. The changes in variable margins and overhead costs decreased base margins by 40 basis points for each period primarily due to higher overhead expenses of 70 and 60 basis points, respectively, including costs related to expansion in China, partially offset by the benefits of business structure simplification activities and variable margin improvements of 30 basis points in each period. Higher restructuring expenses diluted total operating margins by 80 and 60 basis points in the second quarter and year-to-date periods, respectively.

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

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$527	$550	$1,022	$1,076
Operating income	95	91	167	169
Operating margin %	18.1%	16.6%	16.4%	15.8%

In the second quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(3.6)%	(9.5)%	(1.0)%	(5.1)%	(14.1)%	(1.5)%
Changes in variable margins & overhead costs	—%	16.8%	2.9%	—%	17.8%	3.0%
	(3.6)%	7.3%	1.9%	(5.1)%	3.7%	1.5%
Acquisitions	—%	—%	—%	1.0%	0.1%	(0.1)%
Divestiture	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(2.0)%	(0.3)%	—%	(4.3)%	(0.7)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	(0.6)%	(0.5)%	(0.1)%	(0.9)%	(0.7)%	(0.1)%
Other	—%	—%	—%	—%	—%	—%
Total	(4.2)%	4.8%	1.5%	(5.0)%	(1.2)%	0.6%

Operating Revenues

Revenues decreased 4.2% and 5.0% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to a decline in base revenues and the unfavorable effect of currency translation, partially offset by revenues from acquisitions in the year-to-date period. Base revenues for the polymers and hygiene businesses decreased 4.4% and 6.3% for the second quarter and year-to-date periods, respectively, primarily due to lower North American polymer sales and product line simplification (PLS) activities. Base revenues for the worldwide automotive aftermarket businesses declined 2.3% and 4.2% in the second quarter and year-to-date periods, respectively, primarily due to PLS activities and the related loss of certain products with key customers. Base revenues for the worldwide fluids businesses decreased 4.4% and 4.1% in the second quarter and year-to-date periods, respectively, primarily due to PLS activities. The acquisition revenue for the year-to-date period was primarily due to the purchase of a manufacturer of advanced technology silicone materials in the second quarter of 2012.

Operating Income

Operating income increased 4.8% and decreased 1.2% in the second quarter and year-to-date periods of 2013, respectively, versus 2012. Operating income increased in the second quarter primarily due to lower operating expenses, partially offset by lower base revenues and higher restructuring expenses due to increased cost reduction activities. Operating income decreased in the year-to-date period primarily due to the lower base revenues noted above, higher restructuring expenses, and the negative impact of currency translation, partially offset by lower operating expenses. Total base operating margins increased 190 and 150 basis points in the second quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in base revenues of 100 and 150 basis points versus the respective prior year periods. The changes in variable margins and overhead costs increased base margins by 290 and 300 basis points in the second quarter and year-to-date periods, respectively, primarily due to a reduction of overhead expenses of 250 and 240 basis points, respectively, resulting primarily from the benefits of business structure simplification activities and overhead cost management, and favorable selling price versus material cost comparisons of 40 basis points for each period. Higher restructuring expenses diluted total operating margins by 30 and 70 basis points in the second quarter and year-to-date periods, respectively.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$491	$476	$958	$949
Operating income	92	78	170	154
Operating margin %	18.7%	16.4%	17.7%	16.2%

In the second quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.4%	3.8%	0.4%	(0.5)%	(1.5)%	(0.2)%
Changes in variable margins & overhead costs	—%	14.3%	2.3%	—%	12.6%	2.1%
	1.4%	18.1%	2.7%	(0.5)%	11.1%	1.9%
Acquisitions	1.5%	—%	(0.3)%	1.5%	(0.1)%	(0.3)%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(1.0)%	(0.2)%	—%	(0.8)%	(0.1)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	0.1%	0.3%	0.1%	(0.1)%	0.2%	—%
Other	—%	—%	—%	—%	—%	—%
Total	3.0%	17.4%	2.3%	0.9%	10.4%	1.5%

Operating Revenues

Revenues increased 3.0% and 0.9% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to revenues from an acquisition and an increase in base revenues in the second quarter, partially offset by a decline in base revenues in the first quarter impacting the year-to-date period. North American base revenues increased 4.6% and 1.9% in the second quarter and year-to-date periods, respectively, as equipment revenues increased 4.2% and 0.6%, respectively, primarily due to higher cooking revenues for customers serving independent restaurants, lodging, nursing facilities and schools. North American service revenues increased 5.2% and 3.9%, respectively, primarily due to expanded service capabilities and improved market penetration. North American base revenues were partially offset by slower demand for warewash and slicing and mixing equipment in the first quarter impacting the year-to-date period. International base revenues declined 2.2% and 3.3% in the second quarter and year-to-date periods, respectively, as equipment revenues decreased 6.5% and 7.4%, respectively, driven by lower European sales in cooking and refrigeration businesses. This decline was partially offset by an increase in international service revenues of 7.2% and 5.4%, respectively, primarily due to expanded service capabilities in Europe and market penetration in the United Kingdom. The increase in acquisition revenue was due to the purchase of a Brazilian manufacturer of baking equipment in the fourth quarter of 2012.

Operating Income

Operating income increased 17.4% and 10.4% in the second quarter and year-to-date periods of 2013, respectively, versus 2012. Operating income increased in the second quarter primarily due to lower operating expenses and higher base revenues, partially offset by higher restructuring expenses. Operating income increased in the year-to-date period primarily due to lower operating expenses, partially offset by lower base revenues and higher restructuring expenses due to increased cost reduction activities. Total base operating margins increased 270 and 190 basis points in the second quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 230 and 210 basis points in the second quarter and year-to-date periods, respectively, driven by variable margin improvements of 160 and 130 basis points, respectively, resulting primarily from operating efficiencies, favorable selling price versus material cost comparisons of 70 basis points for each period, and strategic sourcing initiatives. Lower overhead expenses improved base margins by 70 and 80 basis points, respectively, resulting primarily from the benefits of business structure simplification activities and overhead cost management. The operating leverage effect of the change in base revenues positively impacted margins in the second quarter by 40 basis points and negatively impacted margins in the year-to-date period by 20 basis points. Acquisitions diluted total operating margins by 30 basis points in each period.

WELDING

Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.

In the Welding segment, products include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

This segment primarily serves the general industrial, energy, fabrication, and maintenance, repair and operations or “MRO” markets.

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$480	$469	$952	$964
Operating income	128	121	250	260
Operating margin %	26.5%	25.9%	26.2%	27.0%

In the second quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	—%	(0.1)%	—%	(2.9)%	(4.4)%	(0.4)%
Changes in variable margins & overhead costs	—%	4.8%	1.3%	—%	0.8%	0.2%
	—%	4.7%	1.3%	(2.9)%	(3.6)%	(0.2)%
Acquisitions	2.2%	(0.6)%	(0.7)%	1.5%	(0.5)%	(0.5)%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	0.4%	0.1%	—%	(0.1)%	—%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	0.2%	0.3%	(0.1)%	0.1%	0.2%	(0.1)%
Other	—%	—%	—%	—%	—%	—%
Total	2.4%	4.8%	0.6%	(1.3)%	(4.0)%	(0.8)%

Operating Revenues

Revenues increased 2.4% in the second quarter of 2013 versus 2012 primarily due to revenues from acquisitions, and declined 1.3% in the year-to-date period of 2013 versus 2012 primarily due to a decline in base business, partially offset by revenues from acquisitions. Worldwide welding base revenues were flat in the second quarter and declined 2.9% in the year-to-date period. North American welding base business revenues increased 0.9% in the second quarter primarily due to new product launches in the commercial welding sector that include MRO, small manufacturer and commercial construction customers. In the year-to-date period, North America welding base business decreased 3.2% primarily due to heavy equipment OEM and general industrial end market declines in the first quarter. International base business revenues decreased 2.2% and 2.0% in the second quarter and year-to-date periods, respectively, primarily due to weaker Chinese industrial end markets, the ongoing strategic exit from the Chinese ship building end market, and weaker Australian mining end markets. The acquisition revenue was primarily due to the purchase of a European supplier of welding consumables in the first quarter of 2013.

Operating Income

Operating income increased 4.8% in the second quarter of 2013 versus 2012 primarily due to higher variable margins. Operating income decreased 4.0% in the year-to-date period of 2013 versus 2012 primarily due to lower base revenues, partially offset by higher variable margins. Total base operating margins increased 130 basis points in the second quarter due to changes in variable margins and overhead costs, and decreased 20 basis points in the year-to-date period due to the negative operating leverage effect of the decrease in base revenues of 40 basis points, partially offset by changes in variable margins and overhead costs. Changes in variable margins and overhead costs increased base margins by 130 basis points in the second quarter primarily due to favorable selling price versus material cost comparisons of 80 basis points and favorable product mix in China and Australia. In the year-to-date period, changes in variable margins and overhead costs increased base margins by 20 basis points driven by higher variable margins of 10 basis points, as favorable selling price versus material cost comparisons of 60 basis points were partially offset by higher freight expenses in North America and higher operating expenses related to the oil and gas businesses in the first quarter of 2013. Acquisitions diluted total operating margins by 70 and 50 basis points in the second quarter and year-to-date periods, respectively, primarily due to lower operating margins from acquisitions made within the past year and the impact of intangible asset amortization.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$453	$453	$871	$886
Operating income	62	61	111	98
Operating margin %	13.8%	13.4%	12.8%	11.0%

In the second quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.3%	1.1%	0.1%	(1.4)%	(5.7)%	(0.5)%
Changes in variable margins & overhead costs	—%	22.7%	3.0%	—%	24.5%	2.7%
	0.3%	23.8%	3.1%	(1.4)%	18.8%	2.2%
Acquisitions	0.3%	0.4%	—%	0.6%	(0.1)%	(0.1)%
Divestitures	(0.6)%	(0.3)%	—%	(0.7)%	(0.3)%	0.1%
Restructuring costs	—%	(21.0)%	(2.8)%	—%	(3.9)%	(0.4)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	—%	(0.1)%	0.1%	(0.1)%	(0.2)%	—%
Other	—%	—%	—%	—%	—%	—%
Total	—%	2.8%	0.4%	(1.6)%	14.3%	1.8%

Operating Revenues

Revenues were flat in the second quarter of 2013 versus 2012 as the increase in base and acquisition revenues was offset by a divestiture. In the year-to-date period of 2013 versus 2012, revenues decreased 1.6% primarily due to a decrease in base revenues and a divestiture, partially offset by acquisition revenue. North American base revenues increased 2.2% and 2.1% in the second quarter and year-to-date periods, respectively, as U.S. renovation base revenue growth was 8.1% and 5.9%, respectively, primarily due to increased sales to big box retailers. U.S. residential base revenue growth was 2.4% and 4.0%, respectively, primarily due to positive housing starts and increased consumables sales. U.S. commercial base revenues declined 2.4% and 5.4% in the second quarter and year-to-date periods, respectively, primarily due weak overall demand, and PLS activities in the second quarter. International base revenues declined 0.6% and 3.2% in the second quarter and year-to-date periods, respectively, as European base revenues declined 3.7% and 6.9%, respectively, due to moderating declines in European commercial and residential end markets. Base revenues in Asia Pacific increased 2.9% and 0.9% in the second quarter and year-to-date periods, respectively, primarily due to stronger commercial end market growth in New Zealand.

Operating Income

Operating income increased 2.8% in the second quarter of 2013 versus 2012 primarily due to lower operating expenses and higher base revenues, largely offset by higher restructuring expenses. Operating income increased 14.3% in the year-to-date period of 2013 versus 2012 primarily due to lower operating expenses, partially offset by lower base revenues and higher restructuring expenses. Total base operating margins increased 310 and 220 basis points in the second quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs, which were partially offset by the negative operating leverage effect of the decrease in base revenues of 50 basis points in the year-to-date period. The changes in variable margins and overhead costs increased base margins by 300 and 270 basis points in the second quarter and year-to-date periods, respectively, primarily due to a reduction of overhead expenses of 170 basis points in each period, resulting primarily from overhead cost management and the benefits of business structure simplification activities, favorable selling price versus material cost comparisons of 60 and 40 basis points, respectively, and lower intangible asset amortization of 50 and 40 basis points, respectively. Higher restructuring expenses in the second quarter and year-to-date periods of 2013 versus 2012 diluted total operating margins by 280 and 40 basis points, respectively, primarily due to cost reduction activities in Europe in the second quarter.

SPECIALTY PRODUCTS

Diversified businesses in this segment produce product coding and marking equipment and consumables, beverage packaging equipment and consumables, and appliance components and fasteners.

In the Specialty Products segment, products include:

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

This segment primarily serves the food and beverage, consumer durables, general industrial, and printing & publishing markets.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$506	$481	$987	$946
Operating income	113	106	209	194
Operating margin %	22.4%	22.0%	21.2%	20.5%

In the second quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.6%	3.3%	0.4%	1.0%	2.1%	0.2%
Changes in variable margins & overhead costs	—%	1.3%	0.3%	—%	3.9%	0.8%
	1.6%	4.6%	0.7%	1.0%	6.0%	1.0%
Acquisitions	3.6%	2.7%	(0.2)%	3.5%	1.5%	(0.4)%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(0.5)%	(0.1)%	—%	(0.2)%	—%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	—%	0.4%	—%	(0.1)%	0.3%	0.1%
Other	—%	—%	—%	—%	—%	—%
Total	5.2%	7.2%	0.4%	4.4%	7.6%	0.7%

Operating Revenues

Revenues increased 5.2% and 4.4% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to an increase in acquisition and base business revenues. Acquisition revenue was primarily due to the fourth quarter 2012 purchase of a North American medical products manufacturer. Worldwide consumer packaging base revenues increased 2.0% and 1.4% in the second quarter and year-to-date periods, respectively, primarily due to an increase in warehouse automation systems sales in the global packaging systems businesses and higher sales of reclosable consumer food storage bags in emerging markets by value added consumer packaging businesses. Worldwide appliance base business revenues declined 4.3% and 3.5% in the second quarter and year-to-date periods, respectively, primarily due to lower consumer demand in the European and North American home appliance sectors.

Operating Income

Operating income increased 7.2% and 7.6% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to an increase in base revenues, lower operating expenses, and income from acquisitions. Total base operating margins increased 70 and 100 basis points in the second quarter and year-to-date periods, respectively, primarily due to the positive operating leverage effect of the increase in base revenues of 40 and 20 basis points, respectively, and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 30 and 80 basis points in the second quarter and year-to-date periods, respectively, due to a reduction of overhead expenses of 60 basis points in each period resulting primarily from the benefits of business structure simplification activities and overhead cost management, lower intangible asset amortization of 30 and 20 basis points, respectively, partially offset by lower variable margins in the consumer packaging businesses. Acquisitions diluted total operating margins by 20 and 40 basis points in the second quarter and year-to-date periods, respectively.

INDUSTRIAL PACKAGING

Businesses in this segment produce steel, plastic and paper products and equipment used for bundling, shipping and protecting goods in transit.

In the Industrial Packaging segment, products include:

•	steel and plastic strapping and related tools and equipment;

•	plastic stretch film and related equipment; and

•	paper and plastic products that protect goods in transit.

This segment primarily serves the general industrial, primary metals, beverage and food, and paper products markets.

The results of operations for the Industrial Packaging segment for the second quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$619	$622	$1,198	$1,230
Operating income	73	78	145	146
Operating margin %	11.8%	12.6%	12.1%	11.9%

In the second quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(1.0)%	(3.1)%	(0.3)%	(2.7)%	(8.7)%	(0.7)%
Changes in variable margins & overhead costs	—%	(1.6)%	(0.2)%	—%	6.6%	0.8%
	(1.0)%	(4.7)%	(0.5)%	(2.7)%	(2.1)%	0.1%
Acquisitions	0.3%	—%	—%	0.3%	0.1%	—%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(2.6)%	(0.3)%	—%	1.8%	0.2%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	0.1%	0.3%	—%	(0.2)%	(0.4)%	(0.1)%
Other	—%	—%	—%	—%	—%	—%
Total	(0.6)%	(7.0)%	(0.8)%	(2.6)%	(0.6)%	0.2%

Operating Revenues

Operating revenues decreased 0.6% and 2.6% in the second quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to a decline in base business, partially offset by revenues from acquisitions. North American base revenues decreased 2.5% and 1.8% in the second quarter and year-to-date periods, respectively, primarily due to lower steel strapping volume, partially offset by higher plastic strapping sales due to penetration gains and growth in construction end markets. International base revenues increased 0.5% in the second quarter primarily due to growth in Asia Pacific driven by higher packaging and equipment sales in India, and decreased 3.5% in the year-to-date period primarily due to moderating end market softness in the European steel, lumber, and construction markets.

Operating Income

Operating income decreased 7.0% in the second quarter of 2013 versus 2012 primarily due to lower base revenues and higher operating and restructuring expenses. In the year-to-date period, operating income decreased 0.6% primarily due to lower base revenues partially offset by lower operating and restructuring expenses. Total base operating margins decreased 50 basis points in the second quarter and increased 10 basis points in the year-to-date period due to changes in variable margins and overhead costs and the negative operating leverage effect of the decrease in base revenues of 30 and 70 basis points in each respective period. In the second quarter, the changes in variable margins and overhead costs decreased base margins by 20 basis points, primarily due to higher overhead expenses. In the year-to-date period, the changes in variable margins and overhead costs increased base margins by 80 basis points primarily due to favorable selling price versus material cost comparisons of 50 basis points and a reduction of overhead expenses of 20 basis points. Higher restructuring expenses diluted total operating margins by 30 basis points in the second quarter, while lower restructuring expenses in the first quarter improved total operating margins by 20 basis points in the year-to-date period.

DECORATIVE SURFACES

The former Decorative Surfaces segment produces decorative high-pressure laminate surfacing materials for furniture, office and retail space, countertops, worktops and other applications. Principal end markets served include commercial, renovation and residential construction.

On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed entity, Wilsonart International Holdings LLC (“Wilsonart”). The transaction closed on October 31, 2012, reducing the Company's ownership of Wilsonart to 49% immediately following the close of the transaction. The Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012, and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Due to the Company's continuing involvement through its 49% interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Additionally, as of November 1, 2012, the operating results of Decorative Surfaces were no longer reviewed by senior management of the Company and therefore, effective the fourth quarter of 2012, Decorative Surfaces was no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 1 - Financial Statements for further discussion of this transaction.

Historical operating results of the former Decorative Surfaces segment for the three and six months ended June 30, 2012 were as follows:

(Dollars in millions)	Three Months Ended	Six Months Ended
	June 30, 2012
Operating revenues	$286	$561
Operating income	48	90
Operating margin %	16.8%	16.0%

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense decreased to $133 million in the first six months of 2013 versus $141 million in the first six months of 2012 due to fully amortized intangibles at various business units.

INTEREST EXPENSE

Interest expense increased to $119 million in the first six months of 2013, which included interest expense on the 3.9% notes issued in late August 2012, versus $100 million in the first six months of 2012.

OTHER INCOME (EXPENSE)

Other income (expense) increased to income of $57 million for the first six months of 2013 versus income of $32 million for the first six months of 2012 primarily due to a pre-tax gain of $30 million in the first quarter of 2013 related to the acquisition of the controlling interest in an existing equity investment. See the Gain on Acquisition of Controlling Interest in Equity Investment note in Item 1 - Financial Statements for further details regarding the gain related to the acquired controlling interest.

INCOME TAXES

The effective tax rate for the first six months of 2013 and 2012 was 29.0% and 28.9%, respectively. See the Income Taxes note in Item 1 - Financial Statements for further details on income taxes.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $923 million for the first six months of 2013 was 6.1% lower than the 2012 income from continuing operations of $983 million. The prior year period includes operating results related to the former Decorative Surfaces segment, which was divested on October 31, 2012. See the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 1 - Financial Statements for further discussion of this transaction.

FOREIGN CURRENCY

For the first six months of 2013 versus 2012, the impact of foreign currencies against the U.S. Dollar decreased both revenues and income from continuing operations by approximately 10 basis points.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income (loss) from discontinued operations was a loss of $104 million for the first six months of 2013 versus income of $384 million for the first six months of 2012. The loss in the first six months of 2013 included $42 million of goodwill impairment charges and loss reserves on assets held for sale of $67 million recorded in connection with the anticipated sale of certain businesses held for sale. The income in the first six months of 2012 was primarily a result of the gain on the sale of the finishing group of businesses. See the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

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

Summarized cash flow information for the year-to-date periods ended June 30, 2013 and 2012 was as follows:

	Six Months Ended
(In millions)	June 30,
	2013	2012
Net cash provided by operating activities	$1,009	$832
Additions to plant and equipment	(178)	(184)
Free operating cash flow	$831	$648

Cash dividends paid	$(171)	$(346)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(77)	(587)
Repurchases of common stock	(677)	(1,000)
Net proceeds from sale of discontinued operations	59	626
Proceeds from sale of operations and affiliates	1	3
Net proceeds from debt	42	926
Other	161	268
Effect of exchange rate changes on cash and equivalents	(180)	(24)
Net increase (decrease) in cash and equivalents	$(11)	$514

Cash dividends paid during the six months ended June 30, 2013 does not include the dividend payment originally scheduled to be paid in January 2013, which was accelerated and paid in December 2012.

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). The Company used cash to repurchase approximately 5.8 million shares of its common stock at an average price of $62.86 in the first quarter of 2013 and approximately 4.6 million shares at an average price of $66.45 in the second quarter of 2013 under the 2011 Program. As of June 30, 2013, there was approximately $1.2 billion of authorized repurchases remaining under the 2011 Program.

Return on Average Invested Capital

The Company uses return on average invested capital (“ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. To improve comparability of ROIC in the periods presented, operating income and invested capital have been adjusted to exclude the former Decorative Surfaces segment. Invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company’s operations, as well as the Company's net investment in the former Decorative Surfaces segment and subsequent equity investment in the Wilsonart business. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. For the second quarter and year-to-date periods of 2013 and 2012, ROIC was as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2013	2012	2013	2012
Operating income	$702	$758	$1,362	$1,452
Adjustment for Decorative Surfaces	—	(48)	—	(90)
Adjusted operating income	702	710	1,362	1,362
Taxes (29.0% in 2013 and 2012)	(204)	(206)	(395)	(395)
Operating income after taxes	$498	$504	$967	$967
Invested capital:
Trade receivables	$2,907	$3,164	$2,907	$3,164
Inventories	1,490	1,796	1,490	1,796
Net plant and equipment	1,936	2,067	1,936	2,067
Goodwill and intangible assets	7,491	7,824	7,491	7,824
Accounts payable and accrued expenses	(2,053)	(2,264)	(2,053)	(2,264)
Net assets held for sale	171	71	171	71
Other, net	593	657	593	657
Total invested capital	12,535	13,315	12,535	13,315
Adjustment for Decorative Surfaces	(171)	(296)	(171)	(296)
Adjusted total invested capital	$12,364	$13,019	$12,364	$13,019
Average invested capital	$12,412	$13,157	$12,496	$12,957
Annualized return on average invested capital	16.1%	15.4%	15.5%	14.9%

The ROIC increase of 70 basis points in the second quarter of 2013 compared to the second quarter of 2012 was the result of adjusted operating income after taxes decreasing only slightly, while average invested capital decreased 5.7%.

The ROIC increase of 60 basis points for the year-to-date period of 2013 compared to the year-to-date period of 2012 was the result of operating income after taxes remaining flat, while average invested capital decreased 3.6%.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2013 and December 31, 2012 is summarized as follows:

(Dollars in millions)	June 30, 2013	December 31, 2012	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,768	$2,779	$(11)
Trade receivables	2,907	2,742	165
Inventories	1,490	1,585	(95)
Other	813	854	(41)
Assets held for sale	235	—	235
	8,213	7,960	253
Current liabilities:
Short-term debt	1,301	459	842
Accounts payable and accrued expenses	2,053	2,068	(15)
Other	293	124	169
Liabilities held for sale	64	—	64
	3,711	2,651	1,060
Net working capital	$4,502	$5,309	$(807)
Current ratio	2.2	3.0

The decrease in net working capital as of June 30, 2013 is primarily due to current maturities of long-term debt related to the $800 million of 5.15% redeemable notes due April 1, 2014.

Cash and equivalents totaled approximately $2.8 billion as of June 30, 2013, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, acquisitions, share repurchases, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities of $2.5 billion, for short-term liquidity needs. The Company believes cash generated domestically will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt and total debt to capitalization as of June 30, 2013 and December 31, 2012 were as follows:

(Dollars in millions)	June 30, 2013	December 31, 2012
Short-term debt	$1,301	$459
Long-term debt	3,771	4,589
Total debt	$5,072	$5,048
Total debt to capitalization	33.1%	32.3%

The Company had outstanding commercial paper of $431 million as of June 30, 2013 and $408 million as of December 31, 2012, which was included in short-term debt.

In 2009, the Company issued $800 million of 5.15% redeemable notes due April 1, 2014. These notes have been classified as current maturities of long-term debt and included in short-term debt as of June 30, 2013. These notes were classified as long-term debt at December 31, 2012.

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

Total debt to adjusted EBITDA for the trailing twelve month periods ended June 30, 2013 and December 31, 2012 was as follows:

(Dollars in millions)	Twelve Months Ended
	June 30, 2013	December 31, 2012
Total debt	$5,072	$5,048

Income from continuing operations	$2,404	$2,464
Add:
Interest expense	232	213
Gain on sale of interest in Decorative Surfaces	(933)	(933)
Other income (expense)	(39)	(14)
Income taxes	1,052	1,076
Depreciation	315	323
Amortization and impairment of goodwill and other intangible assets	270	278
Adjusted EBITDA	$3,301	$3,407
Total debt to adjusted EBITDA ratio	1.5	1.5

Stockholders’ Equity

The changes to stockholders’ equity during 2013 were as follows:

(In millions)
Total stockholders’ equity, December 31, 2012	$10,570
Net income	819
Stock option and restricted stock activity	150
Repurchases of common stock	(676)
Cash dividends declared	(341)
Noncontrolling interest activity	(10)
Pension and other postretirement benefit adjustments, net of tax	120
Foreign currency translation adjustments	(401)
Total stockholders’ equity, June 30, 2013	$10,231

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, the Company’s portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, and Asia Pacific, (3) our ability to successfully manage our enterprise initiatives, (4) the potential negative impact of divestitures, (5) the potential negative impact of acquisitions on the Company’s profitability and return on invested capital, (6) the risk of intentional acts of our employees, agents or business partners that violate anti-corruption and other laws, (7) the unfavorable impact of foreign currency fluctuations, (8) decreases in credit availability, (9) raw material price increases and supply shortages, (10) an interruption in, or reduction in, introducing new products into the Company’s product lines, (11) unfavorable tax law changes and tax authority rulings, (12) financial market risks to the Company’s obligations under its defined benefit pension plans, and (13) potential adverse outcomes in legal proceedings. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2013. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2013 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Buybacks were made under that program of $79 million in 2011, $2.0 billion in 2012, $366 million in the first quarter of 2013 and $310 million in the second quarter of 2013. As of June 30, 2013, there was approximately $1.2 billion of authorized repurchases remaining under the 2011 Program.

Share repurchase activity under this program for the second quarter of 2013 was as follows:

(In millions except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under Programs
April 2013	1.4	$61.57	1.4	$1,448
May 2013	0.7	$68.63	0.7	$1,398
June 2013	2.5	$69.43	2.5	$1,225
Total	4.6		4.6

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 2, 2013	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)