Form 10-Q
period 2013-09-30
ILLINOIS TOOL WORKS INC
filed 2013-11-01
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2013: 443,837,872.

Part I – Financial Information
Item 1 – Financial Statements
ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions except per share amounts)	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues	$3,568	$3,733	$10,581	$11,307
Cost of revenues	2,148	2,289	6,381	6,957
Selling, administrative, and research and development expenses	676	713	2,126	2,207
Amortization of intangible assets	64	62	186	190
Impairment of goodwill and other intangible assets	2	2	2	2
Operating Income	678	667	1,886	1,951
Interest expense	(60)	(52)	(179)	(152)
Other income (expense)	10	1	67	31
Income from Continuing Operations Before Income Taxes	628	616	1,774	1,830
Income Taxes	222	171	551	518
Income from Continuing Operations	406	445	1,223	1,312
Income from Discontinued Operations	46	79	48	579
Net Income	$452	$524	$1,271	$1,891

Income Per Share from Continuing Operations:
Basic	$0.91	$0.96	$2.72	$2.77
Diluted	$0.90	$0.95	$2.70	$2.75
Income Per Share from Discontinued Operations:
Basic	$0.10	$0.17	$0.11	$1.23
Diluted	$0.10	$0.17	$0.11	$1.22
Net Income Per Share:
Basic	$1.01	$1.13	$2.83	$4.00
Diluted	$1.01	$1.12	$2.81	$3.97
Cash Dividends Per Share:
Paid	$0.38	$0.36	$0.76	$1.08
Declared	$0.42	$0.38	$1.18	$1.10

Shares of Common Stock Outstanding During the Period:
Average	445.9	464.8	449.0	473.2
Average assuming dilution	448.9	468.1	452.1	476.6

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2013	2012	2013	2012
Net income	$452	$524	$1,271	$1,891
Other comprehensive income:
Foreign currency translation adjustments	242	133	(159)	18
Pension and other postretirement benefit adjustments, net of tax	38	9	158	35
Comprehensive income	$732	$666	$1,270	$1,944

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF FINANCIAL POSITION (UNAUDITED)

(In millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and equivalents	$3,018	$2,779
Trade receivables	2,493	2,742
Inventories	1,308	1,585
Deferred income taxes	391	332
Prepaid expenses and other current assets	421	522
Assets held for sale	1,951	—
Total current assets	9,582	7,960
Net Plant and Equipment	1,667	1,994
Goodwill	4,854	5,530
Intangible Assets	2,121	2,258
Deferred Income Taxes	353	391
Other Assets	1,174	1,176
	$19,751	$19,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,328	$459
Accounts payable	616	676
Accrued expenses	1,282	1,392
Cash dividends payable	187	—
Income taxes payable	75	116
Deferred income taxes	59	8
Liabilities held for sale	394	—
Total current liabilities	3,941	2,651
Noncurrent Liabilities:
Long-term debt	3,808	4,589
Deferred income taxes	453	244
Other liabilities	1,081	1,255
Total noncurrent liabilities	5,342	6,088
Stockholders’ Equity:
Common stock	6	5
Additional paid-in-capital	1,032	1,012
Income reinvested in the business	14,716	13,973
Common stock held in treasury	(5,584)	(4,722)
Accumulated other comprehensive income	292	293
Noncontrolling interest	6	9
Total stockholders’ equity	10,468	10,570
	$19,751	$19,309

The Notes to Financial Statements are an integral part of these statements.

ILLINOIS TOOL WORKS INC. and SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	September 30,
	2013	2012
Cash Provided by (Used for) Operating Activities:
Net income	$1,271	$1,891
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	229	242
Amortization and impairment of goodwill and other intangible assets	250	219
Change in deferred income taxes	102	(41)
Provision for uncollectible accounts	5	12
(Income) loss from investments	(10)	(11)
(Gain) loss on sale of plant and equipment	(2)	(2)
(Gain) loss on discontinued operations	92	(496)
(Gain) loss on sale of operations and affiliates	5	2
Stock compensation expense	26	36
Gain on acquisition of controlling interest in an equity investment	(30)	—
Other non-cash items, net	8	(4)
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in--
Trade receivables	(215)	(209)
Inventories	(36)	(7)
Prepaid expenses and other assets	68	(80)
Increase (decrease) in--
Accounts payable	43	30
Accrued expenses and other liabilities	78	(42)
Income taxes	(47)	(65)
Other, net	(17)	(8)
Net cash provided by operating activities	1,820	1,467
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(367)	(649)
Additions to plant and equipment	(257)	(274)
Proceeds from investments	18	201
Proceeds from sale of plant and equipment	23	20
Net proceeds from sale of discontinued operations	188	790
Net proceeds from sale of operations and affiliates	2	7
Other, net	(4)	(4)
Net cash provided by (used for) investing activities	(397)	91
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(342)	(515)
Issuance of common stock	186	215
Repurchases of common stock	(1,034)	(1,396)
Net proceeds of debt with original maturities of three months or less	68	170
Proceeds from debt with original maturities of more than three months	1	1,079
Repayments of debt with original maturities of more than three months	(1)	(265)
Excess tax benefits from stock-based compensation	20	13
Net cash provided by (used for) financing activities	(1,102)	(699)
Effect of Exchange Rate Changes on Cash and Equivalents	(82)	17
Cash and Equivalents:
Increase (decrease) during the period	239	876
Beginning of period	2,779	1,178
End of period	$3,018	$2,054
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$140	$112
Cash Paid During the Period for Income Taxes, Net of Refunds	$396	$823
Liabilities Assumed from Acquisitions	$165	$173

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

As of October 31, 2012, the Company ceased consolidating the results of the Decorative Surfaces segment and now reports its ownership interest in Wilsonart using the equity method of accounting. As the Company's investment in Wilsonart is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment. The Company's equity in the earnings of Wilsonart was $4 million of loss for the three month period and $6 million of loss for the nine month period ended September 30, 2013, which was included in Other income (expense).

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

Historical operating results of the former Decorative Surfaces segment for the three and nine months ended September 30, 2012 were as follows:

(In millions)	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Operating revenues	$267	$828
Operating income	41	131

(3)    DISCONTINUED OPERATIONS

The Company periodically reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations. The following summarizes the Company's discontinued operations.

Third Quarter 2013 Discontinued Operations - In February 2013, the Company announced that it was initiating a review process to explore strategic alternatives for its Industrial Packaging segment. In September 2013, the Company’s Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. Management expects that the sales process will continue into 2014 and expects to sell the Industrial Packaging segment by mid-2014. The Company has classified the Industrial Packaging segment as held for sale in the third quarter of 2013 and is no longer presenting this segment as part of its continuing operations.
In the third quarter of 2013, the Company also committed to plans for the divestiture of a construction distribution business previously included in the Construction Products segment and a specialty coatings business previously included in the Polymers & Fluids segment. The Company expects to sell the construction distribution and specialty coatings businesses within the next year. The construction distribution and specialty coatings businesses were classified as held for sale beginning in the third quarter of 2013.
First Quarter 2013 Discontinued Operations - In the first quarter of 2013, the Company committed to plans for the divestiture of two transportation related businesses and a machine components business previously included in the Specialty Products segment, two construction distribution businesses previously included in the Construction Products segment, and a chemical manufacturing business previously included in the Polymers & Fluids segment. These businesses were classified as held for sale beginning in the first quarter of 2013. In connection with the anticipated sale of these businesses, the Company recorded a goodwill impairment charge of $42 million and loss reserves on assets held for sale of $60 million in the first quarter of 2013 which were included in Income from Discontinued Operations.
The Company also reclassified certain previously divested businesses as discontinued operations in the first quarter of 2013. These included a consumer packaging business that was previously included in the Specialty Products segment (formerly the All Other segment), a packaging distribution business which was previously included in the Industrial Packaging segment, and a welding manufacturing business previously included in the Welding segment (formerly in the Power Systems & Electronics segment). The consumer packaging business was sold in the third quarter of 2012 and resulted in a $27 million pre-tax gain. The packaging distribution and welding manufacturing businesses were both sold in the fourth quarter of 2012 and resulted in a pre-tax loss of $19 million and a pre-tax gain of $16 million, respectively.
In the second quarter of 2013, the Company divested one of the held for sale transportation related businesses resulting in a pre-tax loss of $1 million, the machine components business resulting in a pre-tax gain of $14 million, and the chemical manufacturing business resulting in a pre-tax loss of $6 million. In the third quarter of 2013, the Company divested the second held for sale transportation related business resulting in a pre-tax loss of $10 million. The Company expects to dispose of the two held for sale construction distribution businesses by the end of the first quarter of 2014.
2011 Discontinued Operations - In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses previously included in the Specialty Products segment (formerly the All Other segment) to Graco Inc. in a $650 million cash transaction. The sale of the finishing business to Graco was completed on April 2, 2012 and the Company recorded a pre-tax gain of $454 million in the second quarter of 2012.
Additionally, in the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the Specialty Products segment (formerly the All Other segment). In the third quarter of 2012, the Company divested this business which resulted in pre-tax gain of $17 million.
The Company has restated the statement of income and the notes to financial statements to present the operating results of the held for sale and previously divested businesses discussed above as discontinued operations. Results of the businesses presented as discontinued operations for the third quarter and year-to-date periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2013		September 30, 2013
	2013	2012	2013	2012
Operating revenues	$657	$779	$2,157	$2,543

Income from discontinued operations before income taxes	$57	$140	$107	$796
Income taxes	(11)	(61)	(59)	(217)
Income from discontinued operations	$46	$79	$48	$579

There were no held for sale businesses as of December 31, 2012. As of September 30, 2013, the assets and liabilities of the Industrial Packaging business, the three construction distribution businesses, and the specialty coatings business discussed above were included in assets and liabilities held for sale in the statement of financial position, as follows:

(In millions)	September 30, 2013
Trade receivables	$423
Inventories	256
Net plant and equipment	303
Goodwill and intangible assets	870
Other	145
Loss reserves on assets held for sale	(46)
Total assets held for sale	$1,951

Accounts payable	$121
Accrued expenses	160
Other	113
Total liabilities held for sale	$394
(4)    GAIN ON ACQUISITION OF CONTROLLING INTEREST IN EQUITY INVESTMENT

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

(5)    INCOME TAXES

In the third quarter of 2013, the Company recorded a discrete tax charge of $40 million related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. The components of the effective tax rate for the third quarter and year-to-date periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Tax rate based on estimated annual effective tax rate	29.0%	27.8%	28.8%	28.3%
Discrete tax adjustment	6.4%	—%	2.3%	—%
Effective tax rate	35.4%	27.8%	31.1%	28.3%

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company’s unrecognized tax benefits may be decreased by approximately $21 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(6)    INVENTORIES

Inventories as of September 30, 2013 and December 31, 2012 were as follows:

(In millions)	September 30, 2013	December 31, 2012
Raw material	$460	$539
Work-in-process	151	152
Finished goods	697	894
Total inventories	$1,308	$1,585

(7)    GOODWILL AND INTANGIBLE ASSETS

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

When performing its annual impairment assessment, the Company evaluates the goodwill assigned to each of its reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a detailed cash flow forecast prepared by the relevant reporting unit, market multiples from similar transactions and quoted market prices of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit's goodwill.

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

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2013 and 2012. In the third quarter of 2013, these assessments resulted in no goodwill impairment charges and an intangible asset impairment charge of $2 million related to a manufacturer of specialty devices used to measure the flow of gases and fluids in the Test & Measurement and Electronics segment. In 2012, these assessments resulted in a goodwill impairment charge of $1 million related to the pressure sensitive adhesives reporting unit in the Test & Measurement and Electronics segment (formerly the Power Systems & Electronics segment) and an intangible asset impairment charge of $1 million related to the international reporting unit in the Food Equipment segment.

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in the statement of income in the third quarter of 2013 and 2012 is as follows:

	2013			2012
(In millions)	Book Value	Fair Value	Total Impairment Charges	Book Value	Fair Value	Total Impairment Charges
Goodwill	$—	$—	$—	$146	$145	$1
Indefinite-lived intangible assets	42	40	2	5	4	1

(8)    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended				Nine Months Ended
(In millions)	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$21	$24	$3	$3	$67	$73	$9	$10
Interest cost	26	28	6	7	74	83	18	21
Expected return on plan assets	(39)	(39)	(5)	(5)	(117)	(118)	(16)	(15)
Amortization of actuarial loss	14	13	—	—	52	39	—	—
Amortization of prior service cost	—	—	—	1	—	—	1	2
Settlement/curtailment loss	10	—	—	—	44	—	—	—
Net periodic benefit cost	$32	$26	$4	$6	$120	$77	$12	$18

Amounts were included in the statement of
income as follows:
Income from Continuing Operations	$27	$24	$3	$5	$112	$70	$10	$16
Income from Discontinued Operations	5	2	1	1	8	7	2	2
Net periodic benefit cost	$32	$26	$4	$6	$120	$77	$12	$18

The Company recognized pre-tax settlement charges of $34 million in the second quarter of 2013 and $8 million in the third quarter of 2013 tied primarily to higher lump sum pension payments related to the exit of Decorative Surfaces employees from the Company's U.S. primary pension plan. The settlement charges were included in Income from Continuing Operations. Refer to the Divestiture of Majority Interest in Former Decorative Surfaces Segment note for further details regarding the Decorative Surfaces transaction. In addition, the Company recognized a $2 million pre-tax curtailment charge on the U.S. primary pension plan in the third quarter of 2013 related to the Company's plan to sell the Industrial Packaging business and the reclassification of the Industrial Packaging business to discontinued operations. The curtailment charge was included in Income from Discontinued Operations.

The Company expects to contribute approximately $132 million to its pension plans and $9 million to its other postretirement plans in 2013. As of September 30, 2013, contributions of $125 million to pension plans and $6 million to other postretirement plans have been made.

(9)    DEBT

Short-term debt represents obligations with an original maturity date of one year or less and are stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt. Included in short-term debt is commercial paper of $446 million as of September 30, 2013 and $408 million at December 31, 2012.

Long-term debt represents obligations with an original maturity date of greater than one year, excluding amounts reclassified to short-term debt. In 2009, the Company issued $800 million of 5.15% redeemable notes due April 1, 2014, which were reclassified from long-term to short-term debt in the second quarter of 2013. The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt reclassified to short-term debt, as of September 30, 2013 and December 31, 2012 were as follows:

(In millions)	September 30, 2013	December 31, 2012
Fair value	$4,728	$5,105
Carrying value	4,613	4,595

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs, which included market rates for comparable instruments for the respective periods.

In June 2012, the Company entered into a $1.5 billion line of credit agreement with a termination date of June 8, 2017. In June 2011, the Company entered into a $1.0 billion line of credit agreement with a termination date of June 10, 2016, which the Company terminated on August 16, 2013 and replaced with a $1.0 billion line of credit agreement with a termination date of August 15, 2018. No amounts were outstanding under these facilities at September 30, 2013.

(10)    ACCUMULATED OTHER COMPREHENSIVE INCOME

Effective January 1, 2013, the Company adopted new accounting guidance that was issued in February 2013 requiring disclosure of amounts transferred out of accumulated other comprehensive income and recognized in the statement of income. The following table summarizes changes in accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$12	$135	$293	$224

Foreign currency translation adjustments during the period	241	132	(166)	64
Foreign currency translation adjustments reclassified to income	1	1	7	(46)
Total foreign currency translation adjustments	242	133	(159)	18

Pension and other postretirement benefit adjustments during the period	36	—	147	—
Pension and other postretirement benefit adjustments reclassified to income	22	13	99	49
Income taxes	(20)	(4)	(88)	(14)
Total pension and other postretirement benefit adjustments	38	9	158	35

Ending balance	$292	$277	$292	$277

Foreign currency translation adjustments reclassified to income are primarily related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information. Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial losses and prior service cost, and settlement charges recognized in net periodic benefit cost. Refer to the Retirement Plans and Postretirement Benefits note for the amounts included in net periodic benefit cost. Pension and other postretirement benefit adjustments reclassified to income also included $2 million for the three-month period ended September 30, 2013, and $6 million and $11 million for the nine-month periods ended September 30, 2013 and 2012, respectively, related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information.

The ending balance of accumulated other comprehensive income as of September 30, 2013 and 2012 consisted of cumulative translation adjustment income of $708 million and $791 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $416 million and $514 million, respectively.

(11)    STOCK-BASED COMPENSATION

In 2013, the Compensation Committee of the Board of Directors approved equity awards (the “2013 Awards”) consisting of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”). The RSUs provide for full “cliff” vesting three years from the date of grant. The PRSUs provide for full “cliff” vesting after three years if the Compensation Committee certifies that the performance goals set with respect to the PRSUs have been met. Upon vesting, the holder will receive one share of common stock of the Company for each vested RSU or PRSU. The stock options vest over a four-year period and have a maturity of ten years from the issuance date. Option exercise prices are equal to the common stock fair market value on the date of grant. The following table summarizes the 2013 Awards:

(Shares in millions)	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Stock options	1.3	$10.06	$63.86
Restricted stock units (RSUs/PRSUs)	0.5	59.03	—

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

Risk-free interest rate	0.2 - 2.9%
Weighted-average volatility	21.1%
Dividend yield	2.72%
Expected years until exercise	6.6 -7.6

(12)    SEGMENT INFORMATION

Effective January 1, 2013, the Company made certain changes in how its operations are reported to senior management in order to better align its portfolio of businesses with its enterprise-wide portfolio management initiative. As a result of this reorganization, the Company's operations are aggregated into the following seven external reportable segments: Test & Measurement and Electronics; Automotive OEM; Polymers & Fluids; Food Equipment; Welding; Construction Products; and Specialty Products.

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

Commensurate with the change in reportable segments described above, the segment operating income was also revised for a change in how the operating expenses maintained at the corporate level are allocated to the Company's segments. Prior to January 1, 2013, the Company allocated all operating expenses maintained at the corporate level to its segments. Beginning January 1, 2013, segments are allocated a fixed overhead charge based on the segment's revenues. Expenses not charged to the segments are now reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuation on a quarterly and annual basis.

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

ENTERPRISE STRATEGY

During 2012, the Company embarked on an Enterprise Strategy that includes three key initiatives - portfolio management, business structure simplification, and strategic sourcing. These initiatives are expected to enhance the business through 2017 and are targeted at expanding organic revenue growth, and improving profitability and returns.

Portfolio Management - The Company's portfolio management initiative aims to construct a business portfolio that leverages the Company’s differentiated business model. As part of this initiative, the Company reviews its operations for businesses that may no longer be aligned with its long-term objectives. As a result, the Company expects its divestiture activity in the 2012 to 2014 period to increase over historical periods. The Company has historically acquired businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. Going forward, the focus will be on businesses with strong differentiation and growth potential.

Business Structure Simplification - The business structure simplification initiative simplifies and adds scale to the Company's operating divisions in order to increase organic revenue growth, enhance global competitiveness and drive operational efficiencies. This initiative will reduce the number of the Company's operating divisions and increase the average revenue size of each division, while retaining the positive attributes of a decentralized operating model. The Company expects to enhance its profitability and returns through a combination of applying its 80/20 business process to the new divisions, more focused growth investments and reduced infrastructure.

Strategic Sourcing - The Company's strategic sourcing initiative focuses on building sourcing capability in order to leverage purchasing scale to enhance profitability and global competitiveness. It incorporates both enterprise-level and segment-level purchasing that cross the Company's many businesses. This initiative is expected to transform sourcing into a core strategic function in the Company.

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

DISCONTINUED OPERATIONS

The Company periodically reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations.

In February 2013, the Company announced that it was initiating a review process to explore strategic alternatives for its Industrial Packaging segment. In September 2013, the Company’s Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company has classified the Industrial Packaging segment as held for sale in the third quarter of 2013 and is no longer presenting this segment as part of its continuing operations.

In the third quarter of 2013, the Company also committed to plans for the divestiture of a construction distribution business previously included in the Construction Products segment and a specialty coatings business previously included in the Polymers & Fluids segment. The construction distribution and specialty coatings businesses were classified as held for sale beginning in the third quarter of 2013.
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

These held for sale businesses discussed above, as well as certain previously divested businesses are reported as discontinued operations in the statement of income. All related prior period income statement information has been restated to conform to the current year reporting of these businesses. Refer to the Discontinued Operations note in Item I - Financial Statements for further details regarding the Company’s discontinued operations.

2013 SEGMENT CHANGES

Effective January 1, 2013, the Company made certain changes in how its operations are reported to senior management in order to better align its portfolio of businesses with its enterprise-wide portfolio management initiative. As a result of this reorganization, the Company's operations are aggregated into the following seven external reportable segments: Test & Measurement and Electronics; Automotive OEM; Polymers & Fluids; Food Equipment; Welding; Construction Products; and Specialty Products.

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

Commensurate with the change in reportable segments described above, the segment operating income was also revised for a change in how the operating expenses maintained at the corporate level are allocated to the Company's segments. Prior to January 1, 2013, the Company allocated all operating expenses maintained at the corporate level to its segments. Beginning January 1, 2013, segments are allocated a fixed overhead charge based on the segment's revenues. Expenses not charged to the segments are now reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuation on a quarterly and annual basis.

The prior year segment results and related disclosures have been restated to conform to the current year presentation under the new segment structure and expense allocation methodology.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$3,568	$3,733	$10,581	$11,307
Operating income	678	667	1,886	1,951
Operating margin %	19.0%	17.9%	17.8%	17.3%

In the third quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.4%	1.0%	0.1%	(0.5)%	(1.4)%	(0.1)%
Changes in variable margins & overhead costs	—%	5.1%	0.9%	—%	4.3%	0.7%
	0.4%	6.1%	1.0%	(0.5)%	2.9%	0.6%
Acquisitions	2.2%	0.8%	(0.3)%	1.6%	0.4%	(0.2)%
Divestitures	(7.2)%	(5.4)%	0.4%	(7.4)%	(5.8)%	0.3%
Restructuring costs	—%	0.1%	—%	—%	(0.9)%	(0.2)%
Impairment of goodwill & intangibles	—%	(0.1)%	—%	—%	—%	—%
Translation	0.2%	0.3%	—%	(0.1)%	0.1%	—%
Total	(4.4)%	1.8%	1.1%	(6.4)%	(3.3)%	0.5%

Operating Revenues

Revenues decreased 4.4% for the third quarter of 2013 versus 2012 primarily due to the divestiture of the Decorative Surfaces segment in the fourth quarter of 2012. Excluding the former Decorative Surfaces segment revenues from the third quarter of 2012, revenues increased 2.9% primarily driven by higher acquisition and base revenues (see "Results of Operations by Segment" table below). Worldwide base revenues for the third quarter increased 0.4%. International base revenues grew 2.9%, with European base revenues increasing 1.0% primarily driven by the Automotive OEM and Food Equipment segments. Asia Pacific base revenues increased 6.9% with strong growth in China and Australia/New Zealand. North American base revenues declined 1.4% primarily driven by the Test & Measurement and Electronics segment as the electronics assembly business had strong order rates from a key electronics customer in 2012 that did not recur in 2013. This was partially offset by higher organic revenues in the Automotive OEM, Construction Products, and Food Equipment segments. Year-to-date, revenues declined 6.4% primarily due to the divestiture of the Decorative Surfaces segment in late 2012. Excluding the former Decorative Surfaces segment, year-to-date revenues increased 1.0% driven by higher revenues from acquisitions (see "Results of Operations by Segment" table below). Base revenues for the year-to-date period declined 0.5%. North American base revenues in the year-to-date period were lower by 1.4% primarily due to the electronics assembly business, as noted above. International base revenues increased 0.5% due to growth in Asia Pacific of 3.4%, primarily the result of strong growth in China. European base revenues declined 1.6% due to weakness in the European economic environment in the first quarter of 2013. Divestitures reduced revenues by 7.2% and 7.4% for the third quarter and year-to-date periods, respectively, primarily due to the sale of a 51% interest in the former Decorative Surfaces segment on October 31, 2012, at which time the segment was deconsolidated. Acquisitions contributed 2.2% and 1.6% to revenues for the third quarter and year-to-date periods, respectively. Acquisitions in the third quarter of 2013 included a European consumer packaging equipment business and a Chinese food equipment business.

Operating Income

Operating income increased 1.8% in the third quarter of 2013 versus 2012 primarily due to lower operating expenses and higher base revenues, partially offset by the divestiture of the former Decorative Surfaces segment in the fourth quarter of 2012. Operating income decreased 3.3% in the year-to-date period, primarily due to the divestiture of the former Decorative Surfaces segment, partially offset by lower overhead costs resulting from the Company's enterprise initiatives, largely related to business structure simplification activities. Total base operating margins increased 100 and 60 basis points in the third quarter and year-to-date periods, respectively, primarily due to lower overhead costs. The changes in variable margins and overhead costs increased base margins by 90 and 70 basis points in the third quarter and year-to-date periods, respectively, driven by reductions in overhead expenses from the Company's enterprise initiatives of 80 and 60 basis points, respectively, resulting primarily from the benefits of business structure simplification activities, and the favorable effect of selling price versus material cost comparisons of 30 basis points in each respective period.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenues to total operating revenues is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2013	2012	2013	2012
Test & Measurement and Electronics	$555	$623	$1,617	$1,746
Automotive OEM	589	521	1,792	1,634
Polymers & Fluids	504	509	1,521	1,580
Food Equipment	542	491	1,500	1,440
Welding	438	443	1,390	1,407
Construction Products	440	432	1,295	1,302
Specialty Products	510	458	1,497	1,404
Intersegment revenues	(10)	(11)	(31)	(34)
Total Segments	3,568	3,466	10,581	10,479
Decorative Surfaces	—	267	—	828
Total Operating Revenues	$3,568	$3,733	$10,581	$11,307

The reconciliation of segment operating income to total operating income is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2013	2012	2013	2012
Test & Measurement and Electronics	$91	$114	$233	$269
Automotive OEM	124	99	367	320
Polymers & Fluids	91	81	259	250
Food Equipment	108	93	278	247
Welding	111	109	361	369
Construction Products	71	59	180	155
Specialty Products	108	90	317	284
Total Segments	704	645	1,995	1,894
Decorative Surfaces	—	41	—	131
Unallocated	(26)	(19)	(109)	(74)
Total Operating Income	$678	$667	$1,886	$1,951

Unallocated expenses increased in the year-to-date period primarily due to the $34 million pre-tax pension settlement charge recognized in the second quarter of 2013. See the Retirement Plans and Postretirement Benefits note in Item 1 - Financial Statements for additional information.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$555	$623	$1,617	$1,746
Operating income	91	114	233	269
Operating margin %	16.3%	18.2%	14.4%	15.4%

In the third quarter and year-to-date periods of 2013, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(11.8)%	(29.0)%	(3.6)%	(8.3)%	(24.3)%	(2.7)%
Changes in variable margins & overhead costs	—%	8.2%	1.7%	—%	10.5%	1.8%
	(11.8)%	(20.8)%	(1.9)%	(8.3)%	(13.8)%	(0.9)%
Acquisitions	0.8%	1.1%	0.1%	1.2%	0.7%	(0.1)%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	1.0%	0.2%	—%	0.4%	0.1%
Impairment of goodwill & intangibles	—%	(2.0)%	(0.4)%	—%	(0.9)%	(0.1)%
Translation	0.1%	0.3%	0.1%	(0.2)%	—%	—%
Total	(10.9)%	(20.4)%	(1.9)%	(7.3)%	(13.6)%	(1.0)%

Operating Revenues

Revenues decreased 10.9% and 7.3% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 due to a decline in base business, partially offset by revenues from acquisitions. Worldwide electronics base business revenues decreased 21.1% and 15.7% in the third quarter and year-to-date periods, respectively, primarily due to the decrease in base revenues for the electronics assembly businesses of 45.0% and 37.5% for the third quarter and year-to-date periods, respectively. The base revenue decrease resulted primarily from strong order rates from a key electronics customer in 2012 that did not recur in 2013. Base revenues for the other electronics businesses increased 5.0% and 2.3% in the third quarter and year-to-date periods, respectively, primarily due to increased demand in China. Base revenues for the worldwide test and measurement businesses decreased 0.8% and 0.4% for the third quarter and year-to-date periods, respectively, primarily due to softness in U.S. and European industrial capital expenditures. The acquisition revenue was primarily due to the purchase of a European supplier of industrial metal detection equipment in the fourth quarter of 2012.

Operating Income

Operating income decreased 20.4% and 13.6% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to the lower base revenues noted above. Total base operating margins decreased 190 and 90 basis points for the third quarter and year-to-date periods, respectively, primarily due to the negative operating leverage effect of the decrease in base revenues of 360 and 270 basis points in the third quarter and year-to-date periods, respectively, partially offset by changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 170 and 180 basis points in the third quarter and year-to-date periods, respectively, primarily due to lower operating expenses, including a one-time claim recovery of 100 basis points in the third quarter, and benefits from business structure simplification activities and overhead cost management of 70 and 80 basis points, respectively. In addition, the year-to-date period benefited from lower intangible asset amortization of 50 basis points and favorable selling price versus material cost comparisons of 30 basis points. The Company performed its annual impairment testing for indefinite-lived intangible assets in the third quarter of 2013 and recorded an intangible asset impairment charge related to a manufacturer of specialty devices used to measure the flow of gases and fluids that negatively impacted margins by 40 basis points. See the Goodwill and Intangible Assets note in Item 1 - Financial Statements for further discussion of the Company's annual impairment assessment.

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

This segment primarily serves the automotive original equipment manufacturers and tiers.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$589	$521	$1,792	$1,634
Operating income	124	99	367	320
Operating margin %	21.1%	19.1%	20.5%	19.6%

In the third quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	11.5%	22.2%	1.8%	8.9%	16.7%	1.4%
Changes in variable margins & overhead costs	—%	1.6%	0.3%	—%	(0.9)%	(0.2)%
	11.5%	23.8%	2.1%	8.9%	15.8%	1.2%
Acquisitions	—%	—%	—%	—%	—%	—%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(1.7)%	(0.3)%	—%	(2.6)%	(0.5)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	1.7%	2.9%	0.2%	0.8%	1.5%	0.2%
Total	13.2%	25.0%	2.0%	9.7%	14.7%	0.9%

Operating Revenues

Revenues increased 13.2% and 9.7% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 due to the increase in base revenues and the favorable impact of currency translation. Worldwide automotive base revenue growth of 11.5% and 8.9% for the third quarter and year-to-date periods, respectively, exceeded worldwide auto builds, which grew 4% and 2% over the respective prior year periods, due to product penetration gains. International automotive base revenues increased 12.9% and 11.1% for the third quarter and year-to-date periods, respectively. European base revenue growth of 9.3% and 6.0% exceeded auto build growth of 2% in the third quarter and a decline of 2% in the year-to-date period. Base revenues for Asia Pacific increased 24.3% and 23.2% in the third quarter and year-to-date periods, respectively. Organic revenue increases in China of 40.4% and 41.8% in the third quarter and year-to-date periods, respectively, exceeded Chinese auto build growth of 9% and 11% versus the respective prior year periods. North American automotive base revenues grew 10.0% and 6.5% for the third quarter and year-to-date periods, respectively, as North American auto builds increased 6% and 5% versus the respective prior year periods.

Operating Income

Operating income increased 25.0% and 14.7% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to higher base revenues and the favorable impact of currency translation, partially offset by higher restructuring expenses. Total base operating margins increased 210 and 120 basis points in the third quarter and year-to-date periods, respectively. The positive operating leverage effect of the increase in base revenues of 180 and 140 basis points versus the respective prior year periods was partially offset by changes in variable margins and overhead costs in the year-to-date period. The changes in variable margins and overhead costs increased base margins by 30 basis points in the third quarter primarily due to variable margin improvement of 20 basis points and lower overhead expenses resulting from the benefits of business structure simplification activities, partially offset by higher investments for expansion in China. The changes in variable margins and overhead costs decreased base margins in the year-to-date period primarily due to higher overhead costs of 30 basis points, including additional investments in China, partially offset by benefits from business structure simplification activities. Higher restructuring expenses diluted total operating margins by 30 and 50 basis points in the third quarter and year-to-date periods, respectively.

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

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$504	$509	$1,521	$1,580
Operating income	91	81	259	250
Operating margin %	18.1%	15.9%	17.1%	15.9%

In the third quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	—%	(0.1)%	—%	(3.5)%	(9.6)%	(1.0)%
Changes in variable margins & overhead costs	—%	6.2%	1.0%	—%	14.1%	2.3%
	—%	6.1%	1.0%	(3.5)%	4.5%	1.3%
Acquisitions	—%	(0.1)%	—%	0.6%	0.1%	(0.1)%
Divestiture	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	7.3%	1.2%	—%	(0.3)%	(0.1)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	(1.1)%	(0.8)%	—%	(0.9)%	(0.8)%	0.1%
Total	(1.1)%	12.5%	2.2%	(3.8)%	3.5%	1.2%

Operating Revenues

Revenues decreased 1.1% and 3.8% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to the unfavorable effect of currency translation, and lower base revenues in the year-to-date period. Base revenues for the worldwide automotive aftermarket businesses increased 2.2% in the third quarter of 2013 due to growth in North American engine repair and car care businesses, but declined 2.1% in the year-to-date period primarily due to product line simplification (PLS) activities and the related loss of certain products with key customers. Base revenues for the polymers and hygiene businesses decreased 1.3% and 4.7% in the third quarter and year-to-date periods, respectively, primarily due to lower North American polymers sales and PLS activities. Base revenues for the worldwide fluids businesses decreased 2.3% and 3.5%, respectively, primarily due to PLS activities and exiting low margin businesses. Acquisition revenue for the year-to-date period was primarily due to the purchase of a manufacturer of advanced technology silicone materials in the second quarter of 2012.

Operating Income

Operating income increased 12.5% in the third quarter of 2013 versus 2012 primarily due to lower restructuring and operating expenses, partially offset by the negative impact of currency translation. Operating income increased 3.5% in the year-to-date period of 2013 versus 2012 primarily due to lower operating expenses, partially offset by lower base revenues, the unfavorable effect of currency translation and higher restructuring expenses. Total base operating margins increased 100 and 130 basis points in the third quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in base revenues in the year-to-date period. The changes in variable margins and overhead costs increased base operating margins by 100 and 230 basis points in the third quarter and year-to-date periods, respectively, primarily due to lower overhead expenses of 80 and 180 basis points, respectively, driven by the benefits of business structure simplification activities and overhead cost management, and favorable selling price versus material cost comparisons of 20 and 30 basis points, respectively. Lower restructuring expenses in the third quarter of 2013 versus 2012 increased total operating margins by 120 basis points in the third quarter.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, service and food retail markets.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$542	$491	$1,500	$1,440
Operating income	108	93	278	247
Operating margin %	19.9%	19.0%	18.5%	17.2%

In the third quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	4.4%	10.3%	1.1%	1.1%	3.0%	0.3%
Changes in variable margins & overhead costs	—%	7.3%	1.3%	—%	10.6%	1.8%
	4.4%	17.6%	2.4%	1.1%	13.6%	2.1%
Acquisitions	5.2%	(0.2)%	(1.0)%	2.8%	(0.1)%	(0.5)%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(3.0)%	(0.5)%	—%	(1.6)%	(0.3)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	0.8%	1.2%	—%	0.3%	0.4%	—%
Total	10.4%	15.6%	0.9%	4.2%	12.3%	1.3%

Operating Revenues

Revenues increased 10.4% and 4.2% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to revenues from acquisitions and an increase in base revenues. The year-to-date period was negatively impacted by a decline in base revenues in the first quarter. The increase in revenues from acquisitions was due to the purchase of a Brazilian manufacturer of cooking equipment in the fourth quarter of 2012 and a Chinese food equipment business in the third quarter of 2013. North American base revenues increased 4.4% and 2.8% in the third quarter and year-to-date periods, respectively, as North American service revenues increased 8.0% and 5.3%, respectively, due to expanded service capabilities and improved market penetration, and equipment revenues increased 2.3% and 1.2%, respectively. North American base revenues in the year-to-date period were partially offset by slower demand for slicing and mixing equipment in the first quarter. International base revenues increased 4.2% in the third quarter and declined 0.8% in the year-to-date period. Equipment revenues increased 4.0% in the third quarter primarily due to new product launches from a European warewash business and increased sales from a U.K. refrigeration business, and declined 3.5% in the year-to-date period driven by lower European sales in the cooking businesses. International service revenues increased 4.6% and 5.1% in the third quarter and year-to-date periods, respectively, primarily due to expanded service capabilities in Europe.

Operating Income

Operating income increased 15.6% and 12.3% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to higher base revenues and lower operating expenses, partially offset by higher restructuring expenses. Total base operating margins increased 240 and 210 basis points in the third quarter and year-to-date periods, respectively, due to the positive operating leverage effect of the increase in base revenues and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 130 and 180 basis points in the third quarter and year-to-date periods, respectively, primarily due to higher variable margins of 90 and 110 basis points, respectively, driven by operating efficiencies and favorable selling price versus material cost comparisons of 50 and 60 basis points, respectively. Lower overhead expenses of 40 and 70 basis points, respectively, were primarily the result of business structure simplification activities and overhead cost management.

WELDING

Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.

In the Welding segment, products include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

This segment primarily serves the general industrial, energy, fabrication, and maintenance, repair and operations or “MRO” markets.

The results of operations for the Welding segment for the third quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$438	$443	$1,390	$1,407
Operating income	111	109	361	369
Operating margin %	25.4%	24.5%	26.0%	26.2%

In the third quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(3.5)%	(5.8)%	(0.6)%	(3.1)%	(4.8)%	(0.5)%
Changes in variable margins & overhead costs	—%	8.7%	2.2%	—%	3.1%	0.9%
	(3.5)%	2.9%	1.6%	(3.1)%	(1.7)%	0.4%
Acquisitions	2.6%	(0.3)%	(0.8)%	1.8%	(0.5)%	(0.6)%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	0.3%	0.1%	—%	—%	—%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	(0.1)%	(0.1)%	—%	0.1%	0.1%	—%
Total	(1.0)%	2.8%	0.9%	(1.2)%	(2.1)%	(0.2)%

Operating Revenues

Revenues decreased 1.0% and 1.2% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to a decline in base business, partially offset by revenues from acquisitions. Worldwide welding base revenues declined 3.5% and 3.1% in the third quarter and year-to-date periods, respectively. North American welding base business revenues were lower by 0.9% and 2.4% in the third quarter and year-to-date periods, respectively, due to heavy equipment OEM and associated end market declines. International base business revenues decreased 10.5% and 4.6% in the third quarter and year-to-date periods, respectively, primarily due to the ongoing strategic exit from the Chinese ship building end market. The increase from acquisition revenues was primarily due to the purchase of a European supplier of welding consumables in the first quarter of 2013.

Operating Income

Operating income increased 2.8% in the third quarter of 2013 versus 2012 primarily due to lower operating expenses, partially offset by lower base revenues. Operating income decreased 2.1% in the year-to-date period of 2013 versus 2012 primarily due to lower base revenues, partially offset by lower operating expenses. For the third quarter and year-to-date periods, total base operating margins increased 160 and 40 basis points, respectively, primarily due to lower operating expenses, partially offset by the negative operating leverage effect of base revenue declines. Changes in variable margins and overhead costs increased base margins by 220 basis points in the third quarter primarily due to higher variable margins of 190 basis points, including favorable selling price versus material cost comparisons of 100 basis points, and lower overhead costs of 30 basis points, primarily due to the benefits of business structure simplification activities. In the year-to-date period, changes in variable margins and overhead costs increased base margins 90 basis points driven by favorable selling price versus material cost comparisons of 70 basis points and the benefits of business structure simplification activities. Acquisitions diluted total operating margins by 80 and 60 basis points in the third quarter and year-to-date periods, respectively, primarily due to lower operating margins from acquisitions and the impact of intangible asset amortization.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction and commercial construction markets.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$440	$432	$1,295	$1,302
Operating income	71	59	180	155
Operating margin %	16.2%	13.7%	13.9%	11.9%

In the third quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	3.3%	10.6%	1.0%	0.1%	0.3%	—%
Changes in variable margins & overhead costs	—%	13.9%	1.9%	—%	20.9%	2.5%
	3.3%	24.5%	2.9%	0.1%	21.2%	2.5%
Acquisitions	0.3%	0.5%	—%	0.5%	0.2%	(0.1)%
Divestitures	—%	0.1%	—%	(0.5)%	(0.2)%	—%
Restructuring costs	—%	(1.7)%	(0.2)%	—%	(3.1)%	(0.4)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	(1.9)%	(3.7)%	(0.2)%	(0.7)%	(1.6)%	—%
Total	1.7%	19.7%	2.5%	(0.6)%	16.5%	2.0%

Operating Revenues

Revenues increased 1.7% in the third quarter of 2013 versus 2012 primarily due to an increase in base revenues, partially offset by the unfavorable impact of currency translation. In the year-to-date period of 2013 versus 2012, revenues decreased 0.6% primarily due to the negative effect of currency translation. North American base revenues increased 9.3% and 4.5% in the third quarter and year-to-date periods, respectively, as U.S. renovation base revenue growth was 15.9% and 9.2%, respectively, primarily due to strong tool sales and increased sales to big box retailers. U.S. residential base revenue growth was 12.5% and 6.9%, respectively, primarily due to increased consumable sales associated with positive housing starts. U.S. commercial base revenues increased 5.4% in the third quarter primarily due to new product launches, and decreased 1.8% in the year-to-date period primarily due to weak overall demand during the first half of the year and PLS activities in the second quarter. International base revenues were flat in the third quarter and declined 2.3% in the year-to-date period. European base revenues declined 4.2% and 6.1%, respectively, due to declines in European commercial and residential end markets. Base revenues in Asia Pacific increased 4.1% and 2.0% in the third quarter and year-to-date periods, respectively, primarily due to stronger residential end market growth in Australia and stronger commercial end market growth in New Zealand.

Operating Income

Operating income increased 19.7% in the third quarter of 2013 versus 2012 primarily due to lower operating expenses and higher base revenues, partially offset by higher restructuring expenses and the unfavorable effect of currency translation. Operating income increased 16.5% in the year-to-date period of 2013 versus 2012 primarily due to lower operating expenses, partially offset by higher restructuring expenses and the unfavorable effect of currency translation. Total base operating margins increased 290 and 250 basis points in the third quarter and year-to-date periods, respectively. The increase in the third quarter was driven by changes in variable margins and overhead costs and the positive operating leverage effect of the increase in base revenues. The increase in the year-to-date period resulted from changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 190 basis points in the third quarter due to lower overhead costs primarily due to the benefits of business structure simplification activities and overhead cost management. The changes in variable margins and overhead costs increased base margins by 250 basis points in the year-to-date period, driven by lower overhead costs primarily due to the benefits of business structure simplification activities and overhead cost management, and favorable selling price versus material cost comparisons of 40 basis points. Higher restructuring expenses in the third quarter and year-to-date periods of 2013 versus 2012 diluted total operating margins by 20 and 40 basis points, respectively, primarily due to cost reduction activities in Europe.

SPECIALTY PRODUCTS

Diversified businesses in this segment produce product coding and marking equipment and consumables, beverage packaging equipment and consumables, and appliance components and fasteners.

In the Specialty Products segment, products include:

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

This segment primarily serves the food and beverage, consumer durables, general industrial, and printing & publishing markets.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods of 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$510	$458	$1,497	$1,404
Operating income	108	90	317	284
Operating margin %	21.1%	19.6%	21.2%	20.2%

In the third quarter and year-to-date periods of 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.9%	4.4%	0.5%	1.3%	2.9%	0.3%
Changes in variable margins & overhead costs	—%	10.4%	2.0%	—%	6.0%	1.2%
	1.9%	14.8%	2.5%	1.3%	8.9%	1.5%
Acquisitions	8.8%	4.9%	(0.9)%	5.2%	2.6%	(0.6)%
Divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(1.5)%	(0.3)%	—%	(0.6)%	(0.1)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	0.7%	1.5%	0.2%	0.2%	0.5%	0.2%
Total	11.4%	19.7%	1.5%	6.7%	11.4%	1.0%

Operating Revenues

Revenues increased 11.4% and 6.7% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to an increase in acquisition and base business revenues, and the favorable effect of currency translation. Acquisition revenue was primarily due to the third quarter 2013 purchase of a European consumer packaging equipment business and the fourth quarter 2012 purchase of a North American medical products manufacturer. Worldwide consumer packaging base revenues increased 2.6% and 1.8% in the third quarter and year-to-date periods, respectively, primarily due to growth in line integration and automation systems sales. Worldwide appliance base business revenues declined 1.3% and 2.8% in the third quarter and year-to-date periods, respectively, primarily due to lower consumer demand in the European home appliance sector.

Operating Income

Operating income increased 19.7% and 11.4% in the third quarter and year-to-date periods of 2013, respectively, versus 2012 primarily due to lower operating expenses, an increase in base revenues, and income from acquisitions. Total base operating margins increased 250 and 150 basis points in the third quarter and year-to-date periods, respectively, due to the changes in variable margins and overhead costs and the positive operating leverage effect of the increase in base revenues of 50 and 30 basis points, respectively. The changes in variable margins and overhead costs increased base margins by 200 and 120 basis points in the third quarter and year-to-date periods, respectively, driven by lower overhead expenses of 120 and 100 basis points, respectively, primarily resulting from the benefits of business structure simplification activities, and improvements in variable margins of 80 and 20 basis points, respectively. Acquisitions diluted total operating margins by 90 and 60 basis points in the third quarter and year-to-date periods, respectively, due to intangible asset amortization.

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

Historical operating results of the former Decorative Surfaces segment for the three and nine months ended September 30, 2012 were as follows:

(Dollars in millions)	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Operating revenues	$267	$828
Operating income	41	131
Operating margin %	15.4%	15.7%

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense decreased to $186 million in the first nine months of 2013 versus $190 million in the first nine months of 2012 primarily due to fully amortized intangibles at various business units, partially offset by intangible asset amortization for newly acquired businesses.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2013 and 2012. In the third quarter of 2013, these assessments resulted in no goodwill impairment charges and an intangible asset impairment charge of $2 million related to a manufacturer of specialty devices used to measure the flow of gases and fluids in the Test & Measurement and Electronics segment. In 2012, these assessments resulted in a goodwill impairment charge of $1 million related to the pressure sensitive adhesives reporting unit in the Test & Measurement and Electronics segment (formerly the Power Systems & Electronics segment) and an intangible asset impairment charge of $1 million related to the international reporting unit in the Food Equipment segment. See the Goodwill and Intangible Assets note in Item 1 - Financial Statements for further discussion of the Company's annual impairment assessment.

INTEREST EXPENSE

Interest expense increased to $179 million in the first nine months of 2013, which included interest expense on the 3.9% notes issued in late August 2012, versus $152 million in the first nine months of 2012.

OTHER INCOME (EXPENSE)

Other income (expense) increased to income of $67 million for the first nine months of 2013 versus income of $31 million in 2012 primarily due to a pre-tax gain of $30 million in the first quarter of 2013 related to the acquisition of the controlling interest in an existing equity investment. See the Gain on Acquisition of Controlling Interest in Equity Investment note in Item 1 - Financial Statements for further details regarding the gain related to the acquired controlling interest.

INCOME TAXES

The effective tax rate for the first nine months of 2013 and 2012 was 31.1% and 28.3%, respectively. The 2013 effective tax rate included a discrete tax charge of $40 million recorded in the third quarter related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. See the Income Taxes note in Item 1 - Financial Statements for further details on income taxes.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $1.2 billion for the first nine months of 2013 was 6.8% lower than the 2012 income from continuing operations of $1.3 billion. The prior year period included operating results related to the former Decorative Surfaces segment, which was divested on October 31, 2012. See the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 1 - Financial Statements for further discussion of this transaction.

FOREIGN CURRENCY

For the first nine months of 2013 versus 2012, the impact of foreign currencies against the U.S. Dollar decreased operating revenues by approximately $7 million (approximately 10 basis points) and did not have a significant impact on income from continuing operations.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations was $48 million for the first nine months of 2013 versus $579 million in 2012. The income in the first nine months of 2013 included $42 million of goodwill impairment charges and losses of $92 million recorded in connection with the disposal of certain businesses held for sale. The income in the first nine months of 2012 included a pre-tax gain of $454 million recorded in the second quarter of 2012 related to the sale of the finishing group of businesses. See the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

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

In September 2013, the Company announced that its Board of Directors has authorized a plan to commence a sale process for its Industrial Packaging segment. The Company has classified the Industrial Packaging segment as held for sale in the third quarter of 2013 and is no longer presenting this segment as part of its continuing operations. As to the impact of this divestiture on the Company’s income per share from continuing operations and capital structure going forward, the Company also indicated that it intends to utilize its existing share repurchase authorization to offset the full amount of divestiture-related dilution of income per share from continuing operations through a combination of sale proceeds, free operating cash flow and additional leverage. As a result, the Company expects to repurchase approximately 50 million shares of the Company's common stock through a program that will conclude no later than the end of 2014.

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

Summarized cash flow information for the third quarter and year-to-date periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$811	$635	$1,820	$1,467
Additions to plant and equipment	(79)	(90)	(257)	(274)
Free operating cash flow	$732	$545	$1,563	$1,193

Cash dividends paid	$(171)	$(169)	$(342)	$(515)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(290)	(62)	(367)	(649)
Repurchases of common stock	(357)	(396)	(1,034)	(1,396)
Net proceeds from sale of discontinued operations	129	164	188	790
Proceeds from sale of operations and affiliates	1	4	2	7
Net proceeds from debt	26	58	68	984
Other	82	177	243	445
Effect of exchange rate changes on cash and equivalents	98	41	(82)	17
Net increase in cash and equivalents	$250	$362	$239	$876

Cash dividends paid during the nine months ended September 30, 2013 does not include the dividend payment originally scheduled to be paid in January 2013, which was accelerated and paid in December 2012.

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). In 2013, the Company used cash to repurchase approximately 5.8 million shares of its common stock at an average price of $62.86 in the first quarter, approximately 4.6 million shares at an average price of $66.91 in the second quarter and approximately 5.2 million shares at an average price of $72.51 in the third quarter, all under the 2011 Program. As of September 30, 2013, there was approximately $845 million of authorized repurchases remaining under the 2011 Program. On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). As of September 30, 2013, no shares have been repurchased under the 2013 Program.

Adjusted Return on Average Invested Capital

The Company uses adjusted return on average invested capital (“adjusted ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. Adjusted ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. To improve comparability of adjusted ROIC in the periods presented, operating income excludes the operating income of the former Decorative Surfaces segment. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's net investment in the former Decorative Surfaces and Industrial Packaging segments, and the equity investment in the Wilsonart business. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. For the third quarter and year-to-date periods of 2013 and 2012, adjusted ROIC was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2013	2012	2013	2012
Operating income	$678	$667	$1,886	$1,951
Adjustment for Decorative Surfaces	—	(41)	—	(131)
Adjusted operating income	678	626	1,886	1,820
Tax rate (as adjusted for a discrete tax charge in 2013)	29.0%	27.8%	28.8%	28.3%
Taxes	(196)	(174)	(543)	(515)
Adjusted operating income after taxes	$482	$452	$1,343	$1,305

Invested capital:
Trade receivables	$2,493	$3,062	$2,493	$3,062
Inventories	1,308	1,760	1,308	1,760
Net plant and equipment	1,667	2,081	1,667	2,081
Goodwill and intangible assets	6,975	7,808	6,975	7,808
Accounts payable and accrued expenses	(1,898)	(2,274)	(1,898)	(2,274)
Net assets held for sale	1,557	—	1,557	—
Other, net	484	767	484	767
Total invested capital	$12,586	$13,204	$12,586	$13,204

Average invested capital	$12,560	$13,260	$12,648	$13,241
Adjustment for Decorative Surfaces	(169)	(296)	(170)	(299)
Adjustment for Industrial Packaging	(1,468)	(1,500)	(1,482)	(1,508)
Adjusted average invested capital	$10,923	$11,464	$10,996	$11,434
Annualized return on adjusted average invested capital	17.6%	15.8%	16.3%	15.2%

The annualized adjusted ROIC increase of 180 basis points for the third quarter of 2013 compared to the third quarter of 2012 was the result of adjusted operating income after taxes increasing 6.6%, primarily due to higher operating margins, while adjusted average invested capital decreased 4.7%. The annualized ROIC increase of 110 basis points for the year-to-date period of 2013 compared to the year-to-date period of 2012 was the result of adjusted operating income after taxes increasing slightly while adjusted average invested capital decreased 3.8%.

The 2013 effective tax rate included a discrete tax charge of $40 million recorded in the third quarter related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. A reconciliation of the effective tax rate to the adjusted tax rate excluding this discrete tax charge is as follows:

	Three Months Ended
(Dollars in millions)	September 30, 2013
	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$628	$222	35.4%
Discrete tax charge related to foreign earnings	—	(40)	(6.4)%
As adjusted	$628	$182	29.0%

	Nine Months Ended
(Dollars in millions)	September 30, 2013
	Income from Continuing Operations Before Income Taxes	Income Taxes	Tax Rate
As reported	$1,774	$551	31.1%
Discrete tax charge related to foreign earnings	—	(40)	(2.3)%
As adjusted	$1,774	$511	28.8%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2013 and December 31, 2012 is summarized as follows:

(Dollars in millions)	September 30, 2013	December 31, 2012	Increase/ (Decrease)
Current assets:
Cash and equivalents	$3,018	$2,779	$239
Trade receivables	2,493	2,742	(249)
Inventories	1,308	1,585	(277)
Other	812	854	(42)
Assets held for sale	1,951	—	1,951
	9,582	7,960	1,622
Current liabilities:
Short-term debt	1,328	459	869
Accounts payable and accrued expenses	1,898	2,068	(170)
Other	321	124	197
Liabilities held for sale	394	—	394
	3,941	2,651	1,290
Net working capital	$5,641	$5,309	$332
Current ratio	2.4	3.0

The increase in net working capital as of September 30, 2013 is primarily due to the reclassification of net noncurrent assets and liabilities of $1.2 billion to assets and liabilities held for sale in the third quarter of 2013, partially offset by the reclassification of current maturities of long-term debt related to the $800 million of 5.15% redeemable notes due April 1, 2014.

Cash and equivalents totaled approximately $3.0 billion as of September 30, 2013, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, acquisitions, share repurchases, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities of $2.5 billion, for short-term liquidity needs. The Company believes cash generated domestically will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt and total debt to capitalization as of September 30, 2013 and December 31, 2012 were as follows:

(Dollars in millions)	September 30, 2013	December 31, 2012
Short-term debt	$1,328	$459
Long-term debt	3,808	4,589
Total debt	$5,136	$5,048
Total debt to capitalization	32.9%	32.3%

The Company had outstanding commercial paper of $446 million as of September 30, 2013 and $408 million as of December 31, 2012, which was included in short-term debt.

In 2009, the Company issued $800 million of 5.15% redeemable notes due April 1, 2014. These notes have been classified as current maturities of long-term debt and included in short-term debt as of September 30, 2013. These notes were classified as long-term debt at December 31, 2012.

In June 2012, the Company entered into a $1.5 billion line of credit agreement with a termination date of June 8, 2017. In June 2011, the Company entered into a $1.0 billion line of credit agreement with a termination date of June 10, 2016, which the Company terminated on August 16, 2013 and replaced with a $1.0 billion line of credit agreement with a termination date of August 15, 2018. No amounts were outstanding under these facilities at September 30, 2013.

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

Total debt to adjusted EBITDA for the trailing twelve month periods ended September 30, 2013 and December 31, 2012 was as follows:

(Dollars in millions)	Twelve Months Ended
	September 30, 2013	December 31, 2012
Total debt	$5,136	$5,048

Income from continuing operations	$2,144	$2,233
Add:
Interest expense	240	213
Gain on sale of interest in Decorative Surfaces	(933)	(933)
Other income (expense)	(47)	(11)
Income taxes	1,006	973
Depreciation	265	272
Amortization and impairment of goodwill and other intangible assets	250	254
Adjusted EBITDA	$2,925	$3,001
Total debt to adjusted EBITDA ratio	1.8	1.7

Stockholders’ Equity

The changes to stockholders’ equity during 2013 were as follows:

(In millions)
Total stockholders’ equity, December 31, 2012	$10,570
Net income	1,271
Stock option and restricted stock activity	222
Repurchases of common stock	(1,056)
Cash dividends declared	(528)
Noncontrolling interest activity	(10)
Pension and other postretirement benefit adjustments, net of tax	158
Foreign currency translation adjustments	(159)
Total stockholders’ equity, September 30, 2013	$10,468

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the adequacy of internally generated funds and credit facilities, the meeting of dividend payout objectives, the ability to fund debt service obligations, the Company’s portion of future benefit payments related to pension and postretirement benefits, the availability of additional financing, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic business and economic conditions, particularly in North America, Europe, and Asia Pacific, (3) the Company's ability to successfully manage the Company's enterprise initiatives, (4) the potential negative impact of divestitures, (5) the potential negative impact of acquisitions on the Company’s profitability and return on invested capital, (6) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (7) the unfavorable impact of foreign currency fluctuations, (8) decreases in credit availability, (9) raw material price increases and supply shortages, (10) an interruption in, or reduction in, introducing new products into the Company’s product lines, (11) unfavorable tax law changes and tax authority rulings, (12) financial market risks to the Company’s obligations under its defined benefit pension plans, and (13) potential adverse outcomes in legal proceedings. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2013. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2013 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – Other Information

Item 1A – Risk Factors
The following is an update to the Company's risk factors and should be read in conjunction with the risk factors previously disclosed in the Company's 2012 Annual Report on Form 10-K.

The Company's results are impacted by global economic conditions. Weakness or downturns in the markets served by the Company could adversely affect its business, results of operations or financial condition.
The Company's businesses are impacted by economic conditions around the globe. Slower economic growth, credit market instability, high unemployment, government deficit reduction, sequestration and other austerity measures impacting the markets we serve can adversely affect the Company’s businesses by reducing demand for the Company's products and services, limiting financing available to the Company's customers, increasing order cancellations and the difficulty in collecting accounts receivable, increasing price competition, increasing the risk of impairment of goodwill and other long-lived assets, and increasing the risk that counterparties to the Company's contractual arrangements will become insolvent or otherwise unable to fulfill their obligations.
If the Company is unable to successfully manage its enterprise initiatives, financial results could be adversely impacted.
The Company has begun executing the following new long-term enterprise initiatives: business structure simplification, strategic sourcing and portfolio management. These initiatives include the scaling up of smaller businesses into larger businesses, better leveraging of purchasing power, and divesting assets that may no longer be aligned with its enterprise initiatives and long-term objectives. If the Company is unable to retain its key employees, maintain productivity or otherwise implement these initiatives without material disruption to its businesses, financial results could be adversely impacted.
The timing and amount of the Company’s share repurchases are subject to a number of uncertainties.
The Company previously announced its intention to fully offset the divestiture-related EPS dilution from the proposed sale of the Industrial Packaging segment through share repurchases.  The Company currently plans to fund the repurchases through a combination of sale proceeds, free operating cash flow and additional borrowings.  The amount and timing of share repurchases will be based on a variety of factors.  Important factors that could cause us to limit, suspend or delay the Company's stock repurchases include unfavorable market conditions, the trading price of the Company's common stock, the nature of other investment opportunities presented to us from time to time, and the availability of U.S. cash.  If we delay, limit or suspend the Company's stock repurchase program, the Company's stock price may be negatively affected.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). As of September 30, 2013, there was approximately $845 million of authorized repurchases remaining under the 2011 Program. On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the "2013 Program"). As of September 30, 2013, no shares have been repurchased under the 2013 Program.

Share repurchase activity under the Company's share buyback programs for the third quarter of 2013 was as follows:

(In millions except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Value of Shares that may yet be Purchased Under Programs
July 2013	1.2	$71.10	1.2	$1,136
August 2013	3.0	$72.39	3.0	$6,920
September 2013	1.0	$74.61	1.0	$6,845
Total	5.2		5.2

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10.1*
Retention and Incentive Award Agreement by and among Illinois Tool Works Inc. and Ronald D. Kropp dated August 8, 2013 filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 9, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10.2*
Severance Agreement by and among Illinois Tool Works Inc. and Ronald D. Kropp dated August 8, 2013 filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 9, 2013 (Commission File No 1-4797) and incorporated herein by reference.

10.3*	Letter Agreement by and between Illinois Tool Works Inc. and Michael M. Larsen dated August 14, 2013.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 3013 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	November 1, 2013	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)