Form 10-K
period 2013-12-31
ILLINOIS TOOL WORKS INC
filed 2014-02-14
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $25,600,000,000 based on the New York Stock Exchange closing sales price as of June 28, 2013.
Shares of Common Stock outstanding at January 31, 2014: 424,867,793.
Documents Incorporated by Reference

Portions of the 2014 Proxy Statement for Annual Meeting of Stockholders to be held on May 2, 2014.	Part III

PART I
ITEM 1. Business
General
Illinois Tool Works Inc. (the “Company” or “ITW”) was founded in 1912 and incorporated in 1915. The Company is a global manufacturer of a diversified range of industrial products and equipment with operations in 56 countries.
The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. Effective January 1, 2013, the Company made certain changes in how its operations are reported to senior management in order to better align its portfolio of businesses with its enterprise-wide portfolio management initiative. As a result of this reorganization, the Company's continuing operations are internally reported as 28 operating segments to senior management as of December 31, 2013, which have been aggregated into the following seven external reportable segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products.
The significant changes that resulted from this reorganization included the following:

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
The following is a description of the Company's seven reportable segments:
Automotive OEM: Businesses in this segment produce components and fasteners for automotive-related applications.
In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.
Test & Measurement and Electronics: Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics.
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
Welding: Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.
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
Specialty Products: Diversified businesses in this segment produce beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners.
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
The information set forth below is applicable to all reportable segments of the Company unless otherwise noted.
80/20 Business Process
A key element of the Company’s business strategy is its continuous 80/20 business process. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company uses this 80/20 business process to simplify and focus on the key drivers of business profitability, and as a result, reduces complexity that often creates unnecessary expense and disguises what is truly important. The Company utilizes the 80/20 process in various aspects of its business. Common applications of the 80/20 business process include:

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
The result of the application of this 80/20 business process is that the Company has over time improved its long-term operating and financial performance. These 80/20 efforts can result in restructuring projects that reduce costs, and improve profitability and returns. Corporate management works closely with those businesses that have operating results below expectations to apply this 80/20 business process and improve results.
Enterprise Strategy
During 2012, the Company embarked on an Enterprise Strategy that includes three key initiatives - portfolio management, business structure simplification, and strategic sourcing. These initiatives are expected to enhance the business through 2017 and are targeted at expanding organic revenue growth and improving profitability and returns.
Portfolio Management - The Company's portfolio management initiative aims to construct a business portfolio that leverages the Company's differentiated business model and growth potential. As part of this initiative, the Company reviews its operations for businesses that may no longer be aligned with its long-term objectives. As a result, the

Company's divestiture activity increased over historical periods in 2012 and 2013 and is expected to increase further in 2014 with the planned divestiture of the Industrial Packaging segment. The Company has historically acquired businesses with complementary products and services, as well as larger acquisitions that represent potential new platforms. Going forward, the focus will be on businesses with sustainable differentiation and growth potential. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.
Business Structure Simplification - The business structure simplification initiative simplifies the Company's organizational model and adds scale to the Company's operating divisions in order to increase organic revenue growth, enhance global competitiveness and drive operational efficiencies. This initiative focuses on reducing the number of the Company's operating divisions and increasing the average revenue size of each division, while retaining the positive attributes of a decentralized operating model. The Company expects to enhance its profitability and returns through a combination of applying its 80/20 business process to the new divisions, more focused growth investments and reduced infrastructure.
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
Divestiture of Majority Interest in Former Decorative Surfaces Segment
On October 31, 2012, the Company divested a 51% majority interest in the Decorative Surfaces segment. Accordingly, the Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest using the equity method of accounting. Due to the Company's continuing involvement through its 49% interest, the historical operating results of Decorative Surfaces are presented in continuing operations. Effective November 1, 2012, Decorative Surfaces was no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.
The Decorative Surfaces business produces decorative high-pressure laminate surfacing materials for furniture, office and retail space, countertops, worktops and other applications. Principal end markets served include commercial, renovation and residential construction.
Plan to Sell the Industrial Packaging Segment
In February 2013, the Company announced that it was initiating a review process to explore strategic alternatives for the Industrial Packaging segment. In September 2013, the Company’s Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company classified the Industrial Packaging segment as held for sale beginning in the third quarter of 2013 and is no longer presenting this segment as part of its continuing operations.
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close by mid-2014.
See the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.
The Industrial Packaging business produces steel and plastic strapping and related tools and equipment; plastic stretch film and related equipment; and paper and plastic products that protect goods in transit. Principal end markets served include general industrial, primary metals, food and beverage, and construction.
Current Year Developments
Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Financial Information about Segments and Markets
Segment and operating results are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Segment Information note in Item 8. Financial Statements and Supplementary Data.

The principal end markets served by the Company’s seven reportable segments by percentage of revenue are as follows:

End Markets Served	Automotive OEM	Test & Measurement and Electronics	Food Equipment	Polymers & Fluids	Welding	Construction Products	Specialty Products	Total
General Industrial	4%	34%	1%	18%	55%	1%	20%	18%
Automotive OEM/Tiers	84	7	—	3	3	1	1	16
Automotive Aftermarket	8	—	—	41	1	—	—	7
Commercial Construction	—	1	—	8	9	30	2	6
Residential Construction	—	—	—	1	1	46	—	6
Renovation Construction	—	—	—	1	1	22	—	3
Food & Beverage	—	2	2	1	—	—	26	4
Food Institutional/Restaurant	—	—	31	—	—	—	—	5
Food Service	—	2	34	1	—	—	1	6
Food Retail	—	—	22	—	—	—	5	4
Consumer Durables	2	6	4	—	—	—	14	4
Electronics	—	20	—	2	—	—	2	4
Maintenance, Repair & Operations	—	2	1	12	12	—	1	4
Other	2	26	5	12	18	—	28	13
	100%	100%	100%	100%	100%	100%	100%	100%
Other includes several end markets, some of which are paper products, primary metals, and printing and publishing.
The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.
Backlog
Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of their products. Backlog by reportable segment as of December 31, 2013 and 2012 was as follows:

In millions	2013	2012
Automotive OEM	$386	$287
Test & Measurement and Electronics	322	348
Food Equipment	218	192
Polymers & Fluids	66	74
Welding	92	106
Construction Products	31	20
Specialty Products	290	244
Total	$1,405	$1,271
Backlog orders scheduled for shipment beyond calendar year 2014 were not material as of December 31, 2013.
Competition
With operations in 56 countries, the Company offers a wide range of products in a myriad of markets, many of which are fragmented, and the Company encounters a variety of competitors that vary by product line, end market and geographic area. The Company's competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. Each of the Company's segments generally has several main competitors and numerous smaller ones in most of their end markets and geographic areas. In addition to numerous smaller regional competitors, the Welding segment competes globally with Lincoln Electric and ESAB.
In virtually all segments, the Company differentiates its businesses from its competitors based on product innovation, product quality, brand preference, service delivery and price. Technical capability is also a competitive factor in most segments. The Company believes that each segment's primary competitive advantages derive from the Company's decentralized operating structure, which creates a strong focus on end markets and customers at the local level, enabling its businesses to respond rapidly to market dynamics. This structure enables the Company's businesses to drive operational excellence utilizing the Company's 80/20 business process and leveraging its product innovation capabilities. The Company also believes that its global footprint is a competitive advantage in many of its markets, especially in its Automotive OEM segment.
Raw Materials
The Company uses raw materials of various types, primarily steel, resins, chemicals and paper, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, and no such problems are currently anticipated.
Research and Development
Developing new and improved products, broadening the application of established products, and continuing efforts to improve and develop new methods, processes and equipment all contribute to the Company's organic growth. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly or improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Research and development expenses were $240 million in 2013, $240 million in 2012 and $221 million in 2011.
Intellectual Property
The Company owns approximately 3,400 unexpired U.S. patents and 6,500 foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,700 applications for patents pending in the U.S. Patent Office and 4,000 applications pending in foreign patent offices. There is no assurance that any of these patents will be issued. The Company maintains a patent department for the administration of patents and processing of patent applications.
The Company believes that many of its patents are valuable and important; however, the expiration of any one of the Company's patents would not have a material effect on the Company's results of operations or financial position. The Company also credits its success in the markets it serves to engineering capability; manufacturing techniques; skills and efficiency; marketing and sales promotion; and service and delivery of quality products to its customers.
In addition to patents, many of the Company's products and services are sold under various owned or licensed trademarks, which are important to the Company in the aggregate. Some of the Company's more significant trademarks include ITW, which is also used in conjunction with the trademarks of many of the Company's businesses; Deltar and Shakeproof in the Automotive OEM segment; Instron in the Test & Measurement and Electronics segment; Hobart in the Food Equipment segment; Permatex and Wynn's in the Polymers & Fluids segment; Miller in the Welding segment; Paslode in the Construction Products segment; and Hi-Cone in the Specialty Products segment.
Environmental
The Company believes that its manufacturing plants and equipment are in substantial compliance with all applicable environmental regulations. Additional measures to maintain compliance are not expected to materially affect the Company’s capital expenditures, competitive position, financial position or results of operations.
Various legislative and administrative regulations concerning environmental issues have become effective or are under consideration in many parts of the world relating to manufacturing processes and the sale or use of certain products. To date, such developments have not had a substantial adverse impact on the Company's revenues, earnings or cash flows.
Employees
The Company employed approximately 51,000 persons in its continuing operations as of December 31, 2013 and considers its employee relations to be excellent.
International
The Company's international operations include subsidiaries and joint ventures in 55 foreign countries on six continents. These operations serve such end markets as general industrial, automotive, construction, food institutional/restaurant and service, food and beverage, consumer durables, electronics, maintenance, repair and operations, and others on a worldwide basis. The Company's revenues from sales to customers outside the U.S. were approximately 57% of revenues in 2013, 57% of revenues in 2012 and 59% of revenues in 2011.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Segment Information note in Item 8. Financial Statements and Supplementary Data for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. Additional risks of the Company's international operations are described under Item 1A. Risk Factors.
Executive Officers
Executive Officers of the Company as of February 14, 2014 were as follows:

Name	Office	Age
Sharon M. Brady	Senior Vice President, Human Resources	63
Timothy J. Gardner	Executive Vice President	58
Maria C. Green	Senior Vice President, General Counsel & Secretary	61
John R. Hartnett	Executive Vice President	53
Craig A. Hindman	Executive Vice President	59
Michael M. Larsen	Senior Vice President & Chief Financial Officer	45
Roland M. Martel	Executive Vice President	59
Steven L. Martindale	Executive Vice President	57
Sundaram Nagarajan	Executive Vice President	51
Christopher O’Herlihy	Executive Vice President	50
David C. Parry	Vice Chairman	60
E. Scott Santi	President & Chief Executive Officer	52
Randall J. Scheuneman	Vice President & Chief Accounting Officer	46
Juan Valls	Executive Vice President	52
The executive officers of the Company serve at the discretion of the Board of Directors. Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Unless otherwise stated, employment is by the Company.
Ms. Brady has served in her present position since 2006.
Mr. Gardner has served in his present position since 2009. He joined the Company in 1997 and has held various sales and management positions in the consumer packaging businesses. Most recently, he served as Group President of the consumer packaging businesses.
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
Mr. Hindman has served in his present position since 2004.
Mr. Larsen joined the Company and was elected to his present position in September 2013. From October 2010 to August 2013, he served as Vice President and Chief Financial Officer of Gardner Denver, Inc., a global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment. In addition, he served as interim CEO of Gardner Denver from July 2012 to November 2012, and as President, Chief Executive Officer and a director of that company from November 2012 to July 2013. Prior to joining Gardner Denver, he was Chief Financial Officer at General Electric Water & Process Technologies, a global provider of water treatment and process solutions. His previous experience includes more than 15 years with General Electric, where he held a number of global finance leadership roles with increasing responsibility.
Mr. Martel has served in his present position since 2006.
Mr. Martindale has served in his present position since 2008.

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
Mr. Parry has served in his present position since 2010. He served as Executive Vice President from 2006 to 2010. Prior thereto, he served as President of the Performance Polymers Group.
Mr. Santi was elected President and Chief Executive Officer, as well as a director, in November 2012, after having been elected President and Chief Operating Officer in October 2012. Mr. Santi served as Vice Chairman from 2008 to October 2012 and as Executive Vice President from 2004 to 2008.
Mr. Scheuneman was appointed Vice President and Chief Accounting Officer in 2009. Prior to joining the Company in 2009, he held several financial leadership positions at W.W. Grainger, Inc., including Vice President, Finance, for the Lab Safety Supply business from 2006 to 2009, and Vice President, Internal Audit, from 2002 to 2006. He was appointed Principal Accounting Officer in 2009.
Mr. Valls has served in his present position since 2007.
Available Information
The Company electronically files reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials the Company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company's website (www.itw.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any shareholder who requests them. The Company will furnish any exhibit not contained herein upon the payment of a fee representing the reasonable cost to the Company of furnishing the exhibit. Requests for exhibits may be sent to Illinois Tool Works Inc., 3600 West Lake Avenue, Glenview, IL 60026, Attention: Secretary. Also posted on the Company’s website are the following:

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
The Company currently operates in 56 countries. The risks inherent in the Company's global operations include:

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
If the Company is unable to successfully manage its enterprise initiatives, the timing and amount of benefits from these initiatives may not be as expected and the Company's financial results could be adversely impacted.
The Company has completed the first year of its five year enterprise strategy and associated initiatives: portfolio management, business structure simplification and strategic sourcing. These initiatives include divesting assets that may no longer be aligned with its enterprise initiatives and long-term objectives, the scaling up of smaller businesses into larger businesses and better leveraging of purchasing power. If the Company is unable to retain its key employees, maintain productivity or otherwise implement these initiatives without material disruption to its businesses, the timing and amount of benefits from these initiatives may not be as expected and the Company's financial results could be adversely impacted.
The timing and amount of the Company’s share repurchases are subject to a number of uncertainties.
The Company previously announced its intention to fully offset the divestiture-related EPS dilution from the proposed sale of the Industrial Packaging segment through share repurchases. The Company currently plans to fund the repurchases through a combination of sale proceeds, free operating cash flow and additional borrowings. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause us to limit, suspend or delay the Company's stock repurchases include unfavorable market conditions, the trading price of the Company's common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. If we delay, limit or suspend the Company's stock repurchase program, the Company's stock price may be negatively affected.
Divestitures could negatively impact the Company's business, and retained liabilities from businesses that the Company sells could adversely affect the Company's financial results.
As part of its portfolio management initiative, the Company reviews its operations for businesses that may no longer be aligned with its enterprise initiatives and long-term objectives. As a result, the Company's divestiture activity increased over historical periods in 2012 and 2013 and is expected to increase further in 2014 with the planned divestiture of the Industrial Packaging segment. Divestitures pose risks and challenges that could negatively impact the Company's business, including the potentially dilutive effect on earnings per share, distraction of management's attention from core businesses, potential disputes with buyers and potential impairment charges. In addition, the Company may be required to retain responsibility for, or agree to indemnify buyers against known and unknown contingent liabilities related to the businesses sold, such as lawsuits, tax liabilities, product liability claims and environmental matters.

The Company may incur fines or penalties, damage to its reputation or other adverse consequences if its employees, agents or business partners violate anti-bribery or other laws.
The Company cannot provide assurance that its internal controls will always protect it from reckless or criminal acts committed by its employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including anti-bribery laws, competition, and export and import compliance. Any such improper actions could subject the Company to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against the Company or its subsidiaries, or could damage its reputation.
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
The Company's acquisition of businesses could negatively impact its growth, profitability and returns.
Acquisitions involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect the Company's growth, profitability and returns:

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

As a result of acquisitions, the Company has in the past recorded significant goodwill and other identifiable intangible assets on its balance sheet. If the Company is not able to realize the value of these assets, it may recognize charges relating to the impairment of these assets.
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
Potential adverse outcomes in legal proceedings may adversely affect results.
The Company's businesses expose it to potential toxic tort and other types of product liability claims that are inherent in the design, manufacture and sale of its products and the products of third-party vendors. The Company currently maintains insurance programs consisting of self insurance up to certain limits and excess insurance coverage for claims over established limits. There can be no assurance that the Company will be able to obtain insurance on acceptable terms or that its insurance programs will provide adequate protection against actual losses. In addition, the Company is subject to the risk that one or more of its insurers may become insolvent and become unable to pay claims that may be made in the future. Even if it maintains adequate insurance programs, claims could have a material adverse effect on the Company's financial condition, liquidity and results of operations and on its ability to obtain suitable, adequate or cost-effective insurance in the future.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “may,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the Company's Enterprise Strategy and its ability to manage its strategic business initiatives and the timing and amount of benefits therefrom, the adequacy of internally generated funds and credit facilities, the ability to fund debt service obligations, the cost and availability of additional financing, the intention to refinance debt obligations, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 1B. Unresolved Staff Comments
Not applicable.

ITEM 2. Properties
As of December 31, 2013, the Company's continuing operations operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number Of Properties	Floor Space
		Owned	Leased	Total
		(In millions of square feet)
Automotive OEM	92	4.4	2.4	6.8
Test & Measurement and Electronics	111	3.1	2.6	5.7
Food Equipment	45	3.2	0.9	4.1
Polymers & Fluids	80	3.6	1.6	5.2
Welding	49	3.5	0.8	4.3
Construction Products	68	2.8	0.9	3.7
Specialty Products	111	3.3	3.1	6.4
Corporate	34	2.8	0.2	3.0
Total	590	26.7	12.5	39.2
The principal plants and office facilities outside of the U.S. are in Australia, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Italy, Netherlands, Spain, and the United Kingdom.
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

ITEM 3. Legal Proceedings
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Price and Dividend Data—The common stock of Illinois Tool Works Inc. was listed on the New York Stock Exchange for 2013 and 2012. Quarterly market price and dividend data for 2013 and 2012 were as shown below:

	Market Price Per Share		Dividends Declared Per Share
	High	Low
2013:
Fourth quarter	$84.32	$73.60	$0.42
Third quarter	78.56	68.16	0.42
Second quarter	71.74	60.02	0.38
First quarter	65.60	59.71	0.38
2012:
Fourth quarter	$63.33	$58.20	$0.38
Third quarter	62.09	49.07	0.38
Second quarter	58.27	50.35	0.36
First quarter	58.24	47.42	0.36
The approximate number of holders of record of common stock as of January 31, 2014 was 7,544. This number does not include beneficial owners of the Company's securities held in the name of nominees.
Repurchases of Common Stock—On May 6, 2011, the Company's Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Under the 2011 Program, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $43.20 per share during 2011, approximately 35.5 million shares of its common stock at an average price of $56.93 per share during 2012 and approximately 26.4 million shares of its common stock at an average price of $71.89 per share during 2013. As of December 31, 2013, there were no authorized repurchases remaining under the 2011 Program.

On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the “2013 Program”). Under the 2013 Program, the Company repurchased approximately 3.3 million shares of its common stock at an average price of $81.62 per share during December 2013. As of December 31, 2013, there was approximately $5.7 billion of authorized repurchases remaining under the 2013 Program.
Share repurchase activity under the Company's share repurchase programs for the fourth quarter of 2013 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Program
October 2013	3.3	$77.30	3.3	$6,592
November 2013	5.1	$79.23	5.1	$6,185
December 2013	5.6	$80.60	5.6	$5,731
Total	14.0		14.0

ITEM 6. Selected Financial Data

In millions except per share amounts	2013	2012	2011	2010	2009
Operating revenues	$14,135	$14,791	$14,515	$12,625	$11,216
Income from continuing operations	1,630	2,233	1,775	1,258	889
Income per share from continuing operations:
Basic	3.65	4.75	3.61	2.51	1.78
Diluted	3.63	4.72	3.59	2.50	1.77
Total assets at year-end	19,966	19,309	17,984	16,412	15,811
Long-term debt at year-end	2,793	4,589	3,488	2,542	2,861
Cash dividends declared per common share	1.60	1.48	1.40	1.30	1.24
Certain reclassifications of prior years' data have been made to conform to current year reporting, including discontinued operations as discussed below.
The Company periodically reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations. For businesses reported as discontinued operations in the statement of income, all related prior period income statement information has been restated to conform to the current year reporting of these businesses. Income from discontinued operations was $49 million, $637 million, $296 million, $245 million, and $84 million in the years 2013, 2012, 2011, 2010, and 2009, respectively. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company's discontinued operations.
On October 31, 2012, the Company divested a 51% majority interest in its Decorative Surfaces segment. Accordingly, the Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest using the equity method of accounting. Due to the Company's continuing involvement through its 49% interest, the historical operating results of Decorative Surfaces are presented in continuing operations. Effective November 1, 2012, Decorative Surfaces was no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.
Information on the comparability of results is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Illinois Tool Works Inc. (the “Company” or “ITW”) is a global manufacturer of a diversified range of industrial products and equipment with operations in 56 countries.
The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. Effective January 1, 2013, the Company made certain changes in how its operations are reported to senior management in order to better align its portfolio of businesses with its enterprise-wide portfolio management initiative. As a result of this reorganization, the Company's continuing operations are internally reported as 28 operating segments to senior management as of December 31, 2013, which have been aggregated into the following seven external reportable segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products.
The significant changes that resulted from this reorganization included the following:

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
Due to the large number of diverse businesses and the Company's decentralized operating structure, the Company does not require its businesses to provide detailed information on operating results. Instead, the Company's corporate management collects data on several key measurements: operating revenues, operating income, operating margins, overhead costs, number of months on hand in inventory, days sales outstanding in accounts receivable, past due receivables and return on invested capital. These key measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are discussed with operating unit management.
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

80/20 BUSINESS PROCESS
A key element of the Company’s business strategy is its continuous 80/20 business process. The basic concept of this 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company uses this 80/20 business process to simplify and focus on the key drivers of business profitability, and as a result, reduces complexity that often creates unnecessary expense and disguises what is truly important. The Company utilizes the 80/20 process in various aspects of its business. Common applications of the 80/20 business process include:

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
The result of the application of this 80/20 business process is that the Company has over time improved its long-term operating and financial performance. These 80/20 efforts can result in restructuring projects that reduce costs, and improve profitability and returns. Corporate management works closely with those businesses that have operating results below expectations to apply this 80/20 business process and improve results.

ENTERPRISE STRATEGY
During 2012, the Company embarked on an Enterprise Strategy that includes three key initiatives - portfolio management, business structure simplification, and strategic sourcing. These initiatives are expected to enhance the business through 2017 and are targeted at expanding organic revenue growth and improving profitability and returns.
Portfolio Management - The Company's portfolio management initiative aims to construct a business portfolio that leverages the Company's differentiated business model and growth potential. As part of this initiative, the Company reviews its operations for businesses that may no longer be aligned with its long-term objectives. As a result, the Company's divestiture activity increased over historical periods in 2012 and 2013 and is expected to increase further in 2014 with the planned divestiture of the Industrial Packaging segment. The Company has historically acquired businesses with complementary products and services, as well as larger acquisitions that represent potential new platforms. Going forward, the focus will be on businesses with sustainable differentiation and growth potential. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company's discontinued operations.
Business Structure Simplification - The business structure simplification initiative simplifies the Company's organizational model and adds scale to the Company's operating divisions in order to increase organic revenue growth, enhance global competitiveness and drive operational efficiencies. This initiative focuses on reducing the number of the Company's operating divisions and increasing the average revenue size of each division, while retaining the positive attributes of a decentralized operating model. The Company expects to enhance its profitability and returns through a combination of applying its 80/20 business process to the new divisions, more focused growth investments and reduced infrastructure.
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

DIVESTITURE OF MAJORITY INTEREST IN FORMER DECORATIVE SURFACES SEGMENT
On October 31, 2012, the Company divested a 51% majority interest in the Decorative Surfaces segment. Accordingly, the Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest using the equity method of accounting. Due to the Company's continuing involvement through its 49% interest, the historical operating results of Decorative Surfaces are presented in continuing operations. Effective November 1, 2012, Decorative Surfaces was no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.

DISCONTINUED OPERATIONS
The Company periodically reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations.
In February 2013, the Company announced that it was initiating a review process to explore strategic alternatives for the Industrial Packaging segment. In September 2013, the Company's Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company classified the Industrial Packaging segment as held for sale beginning in the third quarter of 2013 and is no longer presenting this segment as part of its continuing operations.
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close by mid-2014.
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
These held for sale businesses discussed above, as well as certain previously divested businesses, are reported as discontinued operations in the statement of income. All related prior period income statement information has been restated to conform to the current year reporting of these businesses. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company's discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS
The Company’s consolidated results of operations for 2013, 2012 and 2011 are summarized as follows:

Dollars in millions	2013	2012	2011
Operating revenues	$14,135	$14,791	$14,515
Operating income	2,514	2,475	2,361
Margin %	17.8%	16.7%	16.3%

In 2013 and 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2013 Compared to 2012			2012 Compared to 2011
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.2%	0.6%	0.1%	2.2%	2.7%	0.1%
Changes in variable margins and overhead costs	—	6.4	1.1	—	6.5	1.1
	0.2	7.0	1.2	2.2	9.2	1.2
Acquisitions	1.7	0.4	(0.2)	3.5	0.8	(0.6)
Divestitures	(6.3)	(5.1)	0.3	(1.3)	(0.7)	0.1
Restructuring costs	—	(1.0)	(0.2)	—	(2.0)	(0.3)
Impairment of goodwill and intangibles	—	—	—	—	(0.1)	—
Translation	—	0.3	—	(2.5)	(2.4)	—
Total	(4.4)%	1.6%	1.1%	1.9%	4.8%	0.4%

Operating Revenues
Revenues decreased 4.4% in 2013 versus 2012 primarily due to divestitures which reduced revenues by 6.3% over the prior year. On October 31, 2012, the Company divested a 51% majority interest in the former Decorative Surfaces segment. Accordingly, the Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest using the equity method of accounting. Due to the Company's continuing involvement through its 49% ownership interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Excluding the 2012 revenues of the former Decorative Surfaces segment of $921 million, 2013 revenues increased by $265 million, or 1.9%, over the prior year, primarily driven by higher revenues from acquisitions and higher base revenues (see "Results of Operations by Segment" table below). Worldwide base revenues increased 0.2% in 2013 versus 2012 primarily due to growth in the Automotive OEM segment, partially offset by lower revenues in the electronic assembly equipment businesses within the Test & Measurement and Electronics segment. International base revenues increased 1.2% due to growth in Asia Pacific of 3.6%, primarily due to the result of strong growth in China in 2013 versus 2012. European base revenues declined 0.8% due to weakness in the European economic environment in the first half of 2013 which moderately improved in the second half of the year. North American base revenues were lower by 0.5% primarily due to the electronic assembly business within the Test & Measurement and Electronics segment. This was partially offset by growth in the North American Automotive OEM, Food Equipment, and Construction Products businesses. Acquisitions contributed 1.7% to revenues in 2013 versus 2012 primarily due to the purchase of a European consumer packaging equipment business and a Chinese food equipment business.
Revenues increased 1.9% in 2012 versus 2011 primarily due to higher base revenues and revenues from acquisitions, partially offset by the unfavorable effect of currency translation and the reduction of revenues due to divestitures. Divestitures reduced revenues by 1.3% primarily due to only ten months of operating results for the Decorative Surfaces segment in 2012 versus twelve months of operating results in 2011 as the Company divested a 51% interest in the Decorative Surfaces segment on October 31, 2012, at which time the segment was deconsolidated. Base revenues increased 2.2% in 2012 versus 2011 as North American economic conditions were stronger than the European and Asia Pacific economic environments. North American base revenues increased 4.3% in 2012 versus 2011. International base revenues decreased 0.2% as Europe declined 0.9% in 2012 versus 2011 primarily driven by weakness in Southern Europe. Asia Pacific base revenues increased 0.7% in 2012 versus 2011 primarily due to growth in the Automotive OEM segment across the region. Acquisitions contributed 3.5% to revenues primarily due to the purchase of a manufacturer of specialty devices used to measure the flow of gases and fluids in the first quarter of 2012 and a thermal processing and environmental equipment manufacturer in the third quarter of 2011. Currency translation resulted in a 2.5% decline in revenues primarily due to a weaker Euro versus the year ago period.
Operating Income
Operating income increased 1.6% in 2013 versus 2012 primarily due to lower overhead expenses and an increase in base revenues, partially offset by the divestiture of the former Decorative Surfaces segment and higher restructuring expenses. Total base operating margins increased 120 basis points in 2013 versus 2012 primarily due to lower overhead costs. The changes in variable margins and overhead costs increased base margins by 110 basis points in 2013 versus 2012, driven by reductions in overhead expenses from the Company's enterprise initiatives of 80 basis points, resulting primarily from the benefits of business structure simplification activities, and the favorable effect of selling price versus material cost comparisons of 40 basis points.
Operating income increased 4.8% in 2012 versus 2011 primarily due to improved variable margins and the positive operating leverage effect of the increase in base revenues. Currency translation resulted in a 2.4% decline in operating income primarily due to a weaker Euro versus the year ago period. Higher restructuring expenses due to increased cost reduction activities also negatively impacted operating income by 2.0%. Base margins increased 120 basis points primarily due to improved variable margins. Changes in variable margins and overhead costs improved base margins 110 basis points primarily due to the favorable effect of selling price versus material cost comparisons of 60 basis points and benefits of restructuring projects. The increase in base margins was partially offset by a 60 basis point decline related to acquisitions, primarily due to amortization expense related to intangible assets. Restructuring expenses diluted total operating margins by 30 basis points primarily due to restructuring activities related to continued improvements in operating structure and efficiencies.

RESULTS OF OPERATIONS BY SEGMENT
The reconciliation of segment operating revenues and operating income to total operating revenues and operating income is as follows:

	Operating Revenues
In millions	2013	2012	2011
Automotive OEM	$2,396	$2,171	$2,092
Test & Measurement and Electronics	2,176	2,299	2,011
Food Equipment	2,047	1,939	1,985
Polymers & Fluids	1,993	2,063	2,059
Welding	1,837	1,847	1,724
Construction Products	1,717	1,724	1,752
Specialty Products	2,007	1,871	1,856
Intersegment revenues	(38)	(44)	(48)
Total Segments	14,135	13,870	13,431
Decorative Surfaces	—	921	1,084
Total	$14,135	$14,791	$14,515

	Operating Income
In millions	2013	2012	2011
Automotive OEM	$490	$421	$386
Test & Measurement and Electronics	321	342	300
Food Equipment	385	332	311
Polymers & Fluids	335	327	328
Welding	464	470	440
Construction Products	238	201	218
Specialty Products	408	365	383
Total Segments	2,641	2,458	2,366
Decorative Surfaces	—	143	154
Unallocated	(127)	(126)	(159)
Total	$2,514	$2,475	$2,361

AUTOMOTIVE OEM
Businesses in this segment produce components and fasteners for automotive-related applications.
In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.
In 2013, this segment primarily served the automotive original equipment manufacturers and tiers (84%) and automotive aftermarket (8%) markets.
The results of operations for the Automotive OEM segment for 2013, 2012 and 2011 were as follows:

Dollars in millions	2013	2012	2011
Operating revenues	$2,396	$2,171	$2,092
Operating income	490	421	386
Margin %	20.5%	19.4%	18.4%

In 2013 and 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2013 Compared to 2012			2012 Compared to 2011
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	9.5%	17.8%	1.5%	7.5%	14.5%	1.2%
Changes in variable margins and overhead costs	—	0.2	—	—	(0.2)	—
	9.5	18.0	1.5	7.5	14.3	1.2
Acquisitions	—	—	—	—	—	—
Divestitures	—	—	—	—	—	—
Restructuring costs	—	(3.2)	(0.6)	—	(1.6)	(0.2)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	0.9	1.7	0.2	(3.8)	(3.9)	—
Total	10.4%	16.5%	1.1%	3.7%	8.8%	1.0%
Operating Revenues
Revenues increased 10.4% in 2013 versus 2012 primarily due to an increase in base business and the favorable effect of currency translation. Worldwide automotive base revenue growth of 9.5% in 2013 versus 2012 exceeded auto builds of approximately 4% primarily due to worldwide product penetration gains. International automotive base revenues increased 10.9% over the prior year. Base revenues for Asia Pacific increased 20.8% over the prior year primarily due to revenue growth in China of 37.7%, which exceeded Chinese auto build growth of 14%. European base revenue growth was 6.8% while auto build growth was flat in 2013 versus 2012. North American automotive base revenue growth of 8.0% exceeded auto build growth of 5% over the prior year.
Revenues increased 3.7% in 2012 versus 2011 due to the increase in base business, partially offset by the unfavorable effect of currency translation. Worldwide automotive base revenue growth of 7.5% in 2012 versus 2011 was primarily due to an increase in worldwide auto builds of 6%, favorable customer mix and product penetration gains in Europe, and growing product penetration with automotive original equipment manufacturers in China. International automotive base revenues increased 7.2% in 2012 versus 2011. European base revenue growth of 3.0% exceeded auto build declines of 5% in 2012 versus 2011. Base revenues for Asia Pacific increased 22.1% in 2012 versus 2011 while base revenue growth in China of 31.3% exceeded Chinese auto build growth of 6% in 2012 versus 2011. North American automotive base revenues grew 8.1% as North American auto builds increased 17% in 2012 versus 2011.
Operating Income
Operating income increased 16.5% in 2013 versus 2012 primarily due to higher base revenues and the favorable effect of currency translation, partially offset by higher restructuring expenses. Total base operating margins increased 150 basis points due to the positive operating leverage effect of the increase in base revenues described above. The changes in variable margins and overhead costs had no significant effect on base margins as the benefits of business structure simplification activities were offset by higher overhead costs primarily related to business expansion in China. Higher restructuring expenses diluted total operating margins by 60 basis points in 2013 versus 2012.
Operating income increased 8.8% in 2012 versus 2011 primarily due to the positive operating leverage effect of the base revenue increase, partially offset by the unfavorable effect of currency translation and higher restructuring expenses. Base margins increased 120 basis points due to the positive operating leverage effect of the increase in base revenues described above. Higher restructuring expenses diluted total operating margins by 20 basis points.

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
In 2013, this segment primarily served the general industrial (34%) market, which included industrial capital goods, energy, and other general industrial markets, electronics (20%), automotive original equipment manufacturers and tiers (7%), and consumer durables (6%) markets.
The results of operations for the Test & Measurement and Electronics segment for 2013, 2012 and 2011 were as follows:

Dollars in millions	2013	2012	2011
Operating revenues	$2,176	$2,299	$2,011
Operating income	321	342	300
Margin %	14.8%	14.9%	14.9%
In 2013 and 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2013 Compared to 2012			2012 Compared to 2011
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(6.0)%	(18.3)%	(1.9)%	3.3%	9.5%	0.9%
Changes in variable margins and overhead costs	—	10.6	1.7	—	5.5	0.8
	(6.0)	(7.7)	(0.2)	3.3	15.0	1.7
Acquisitions	0.9	0.6	—	13.0	2.9	(1.4)
Divestitures	—	0.1	—	—	—	—
Restructuring costs	—	1.3	0.2	—	(2.0)	(0.3)
Impairment of goodwill and intangibles	—	(0.7)	(0.1)	—	—	—
Translation	(0.2)	—	—	(1.9)	(2.1)	—
Total	(5.3)%	(6.4)%	(0.1)%	14.4%	13.8%	—%
Operating Revenues
Revenues decreased 5.3% in 2013 versus 2012 primarily due to a decline in base business, partially offset by revenues from acquisitions. Worldwide electronics base business revenues decreased 14.0% in 2013 versus 2012, primarily due to a 36.1% decrease in revenues in the electronic assembly businesses resulting primarily from strong order rates from a key customer in 2012 that did not recur in 2013. Base revenues for the other electronics businesses increased 3.1% in 2013 versus 2012 primarily due to increased demand from consumer electronics customers in China. Base revenues for the worldwide test and measurement businesses increased 2.0% in 2013 versus 2012 primarily due to increased order rates during the fourth quarter of 2013. The acquisition revenue was primarily due to the purchase of a European food and pharmaceutical inspection business in the fourth quarter of 2012.
Revenues increased 14.4% in 2012 versus 2011 due to the increase in revenues from acquisitions and base revenues, partially offset by the unfavorable effect of currency translation. Base revenues for the worldwide test and measurement businesses increased 7.1% in 2012 versus 2011 primarily due to increased equipment orders both internationally and in North America. Worldwide electronics base business revenues increased 0.5% in 2012 versus 2011 primarily due to base revenue growth of 7.9% in the electronic assembly businesses driven by strong order rates from a key electronics customer, partially offset by a 4.0% decline in the other electronics businesses as consumer demand for basic cell phones and computers was weaker. The acquisition revenue was primarily due to the purchase of a thermal processing and environmental equipment manufacturer in the third quarter of 2011.

Operating Income
Operating income decreased 6.4% in 2013 versus 2012 primarily due to the lower base revenues noted above. Total base operating margins decreased 20 basis points in 2013 versus 2012 primarily due to the negative operating leverage effect of the decrease in base revenues of 190 basis points, partially offset by changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 170 basis points in 2013 versus 2012 primarily due to benefits from business structure simplification activities and overhead cost management of 60 basis points, lower intangible asset amortization expense of 40 basis points, favorable selling price versus material cost comparisons of 30 basis points, and a one-time claim recovery of 30 basis points in 2013.
Operating income increased 13.8% in 2012 versus 2011 primarily due to the growth in base revenues, changes in variable margins and overhead costs, and revenues from acquisitions, partially offset by higher restructuring expenses and the unfavorable effect of currency translation. Base operating margins increased 170 basis points due to the positive operating leverage effect of the increase in base revenues of 90 basis points and the changes in variable margins and overhead costs of 80 basis points, primarily due to favorable selling price versus material cost comparisons of 50 basis points. Acquisitions diluted total operating margins by 140 basis points versus the prior year. Higher restructuring expenses decreased total operating margins by 30 basis points due to increased cost reduction activities in 2012.

FOOD EQUIPMENT
Businesses in this segment produce commercial food equipment and provide related service.
In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.
In 2013, this segment primarily served the service (34%), food institutional/restaurant (31%), and food retail (22%) markets.
The results of operations for the Food Equipment segment for 2013, 2012 and 2011 were as follows:

Dollars in millions	2013	2012	2011
Operating revenues	$2,047	$1,939	$1,985
Operating income	385	332	311
Margin %	18.8%	17.1%	15.7%
In 2013 and 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2013 Compared to 2012			2012 Compared to 2011
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.9%	5.0%	0.5%	0.5%	1.4%	0.1%
Changes in variable margins and overhead costs	—	10.3	1.7	—	7.1	1.1
	1.9	15.3	2.2	0.5	8.5	1.2
Acquisitions	3.2	0.3	(0.5)	—	—	—
Divestitures	—	—	—	—	—	—
Restructuring costs	—	(0.5)	(0.1)	—	1.2	0.2
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	0.4	0.6	0.1	(2.9)	(3.4)	—
Total	5.5%	15.7%	1.7%	(2.4)%	6.3%	1.4%

Operating Revenues
Revenues increased 5.5% in 2013 versus 2012 primarily due to revenues from acquisitions and an increase in base revenues. North American base revenues increased 3.8% in 2013 versus 2012 as North American service revenues increased 5.5% due to expanded service capabilities and improved market penetration, and equipment revenues increased 2.6% due to stronger growth in the second half of 2013. International base revenues declined 0.2% in 2013 versus 2012. International service revenues increased 3.9% primarily due to expanded service capabilities in Europe. International equipment revenues declined 2.0% over the prior year primarily due to lower European sales in the cooking businesses in France and Italy. Improved European equipment sales in the second half of 2013 partially offset the revenue decline in the first half of 2013. The increase in revenues from acquisitions was due to the purchase of a Brazilian manufacturer of cooking equipment in the fourth quarter of 2012 and a Chinese food equipment business in the third quarter of 2013.
Revenues decreased 2.4% in 2012 versus 2011 due to the unfavorable effect of currency translation, which was partially offset by the growth in base business. North American base revenues increased 3.0% in 2012 versus 2011 as equipment revenues increased 2.7% and service revenues grew 3.6%. The increase in equipment revenues was driven by growth in certain institutional, restaurant, and retail markets but declined in the fourth quarter of 2012, largely due to slower demand from institutional customers in budget constrained sectors. The increase in service revenues was partly due to expanded service capabilities and improved market penetration. International base revenues decreased 2.0% in 2012 versus 2011 as equipment revenues decreased 4.2%, primarily due to lower European sales in the cooking businesses, partially offset by product penetration gains in China and Brazil. International service revenues increased 3.4% driven by expanded service capabilities in Europe.
Operating Income
Operating income increased 15.7% in 2013 versus 2012 primarily due to lower operating expenses and higher base revenues. Total base operating margins increased 220 basis points in 2013 versus 2012 due to the positive operating leverage effect of the increase in base revenues and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 170 basis points primarily due to higher variable margins of 120 basis points, driven by favorable selling price versus material cost comparisons of 60 basis points and operating efficiencies primarily in the North American service business, and lower overhead expenses of 50 basis points resulting primarily from the benefits of business structure simplification activities.
Operating income increased 6.3% in 2012 versus 2011 primarily due to improved variable margins and productivity improvements, higher base revenues, and a decrease in restructuring expenses, partially offset by the unfavorable effect of currency translation. Base operating margins increased 120 basis points primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 110 basis points in 2012 versus 2011 primarily due to the positive impact of selling price versus material cost comparisons of 60 basis points and a 50 basis point improvement from lower operating expenses due to productivity improvements in North America and Europe.
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
In 2013, this segment primarily served the automotive aftermarket (41%), general industrial (18%), maintenance, repair and operations, or "MRO" (12%), and construction (10%) markets.
The results of operations for the Polymers & Fluids segment for 2013, 2012 and 2011 were as follows:

Dollars in millions	2013	2012	2011
Operating revenues	$1,993	$2,063	$2,059
Operating income	335	327	328
Margin %	16.8%	15.8%	16.0%

In 2013 and 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2013 Compared to 2012			2012 Compared to 2011
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(2.9)%	(8.1)%	(0.8)%	(3.6)%	(9.9)%	(1.0)%
Changes in variable margins and overhead costs	—	11.9	1.9	—	11.0	1.8
	(2.9)	3.8	1.1	(3.6)	1.1	0.8
Acquisitions	0.5	—	—	7.0	3.3	(0.6)
Divestitures	—	—	—	—	—	—
Restructuring costs	—	(0.5)	(0.1)	—	(2.2)	(0.4)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(1.0)	(0.8)	—	(3.2)	(3.2)	—
Total	(3.4)%	2.5%	1.0%	0.2%	(1.0)%	(0.2)%
Operating Revenues
Revenues decreased 3.4% in 2013 versus 2012 primarily due to lower base revenues and the unfavorable effect of currency translation. Base revenues for the polymers and hygiene businesses decreased 5.3%, worldwide fluids decreased 2.3% and the automotive aftermarket businesses declined 1.6% in 2013 versus 2012. Revenue declines were primarily due to product line simplification (PLS) activities, exiting low margin business and the loss of certain product sales. Acquisition revenue was primarily due to the purchase of a manufacturer of advanced technology silicone materials in the second quarter of 2012.
Revenues increased 0.2% in 2012 versus 2011 primarily due to revenues from acquisitions, partially offset by a decrease in base revenues and the unfavorable effect of currency translation. Worldwide base revenues for the polymers and hygiene businesses decreased 4.0% in 2012 versus 2011 primarily driven by a decrease in European sales, especially in Spain, and from exiting low margin business. Worldwide base revenues for the fluids business decreased 1.2% in 2012 versus 2011 primarily due to decreased sales in Europe, partially offset by modest growth in North America and Brazil. Worldwide base revenues for the automotive aftermarket businesses declined 4.0% in 2012 versus 2011 primarily due to the loss of a major product line with a key customer and decreased demand for car care products in Europe, partially offset by higher demand in the U.S. The increase in acquisition revenue was primarily due to the purchase of a North American automotive aftermarket business in the first quarter of 2011, a manufacturer of advanced technology silicone materials in the second quarter of 2012, a European specialty chemical business in the first quarter of 2012, and a European automotive aftermarket business in the third quarter of 2011.
Operating Income
Operating income increased 2.5% in 2013 versus 2012 primarily due to lower operating expenses, partially offset by lower base revenues, the unfavorable effect of currency translation and higher restructuring expenses. Total base operating margins increased 110 basis points in 2013 versus 2012 primarily due to changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in base revenues. The changes in variable margins and overhead costs increased base operating margins by 190 basis points primarily due to lower overhead expenses of 130 basis points, primarily driven by the benefits of business structure simplification activities and overhead cost management, and favorable selling price versus material cost comparisons of 50 basis points.
Operating income decreased 1.0% in 2012 versus 2011 primarily due to the decrease in base revenues, the unfavorable effect of currency translation, and higher restructuring expenses, partially offset by changes in variable margins and overhead costs and income from acquisitions. Total base operating margins increased 80 basis points versus the prior year primarily due to changes in variable margins and overhead costs of 180 basis points, partially offset by the impact of the decrease in base revenues noted above. The positive impact from changes in variable margins and overhead costs was primarily due to the favorable impact of selling price versus material cost comparisons of 80 basis points and lower overhead costs of 90 basis points, primarily due to the benefits of restructuring projects. Acquisitions diluted total operating margins by 60 basis points primarily due to the impact of intangible asset amortization expense.

WELDING
Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.
In the Welding segment, products include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.
In 2013, this segment primarily served the general industrial (55%) market, which included energy, fabrication, industrial capital goods and other general industrial markets, maintenance, repair and operations, or "MRO" (12%), and construction (11%) markets.
The results of operations for the Welding segment for 2013, 2012 and 2011 were as follows:

Dollars in millions	2013	2012	2011
Operating revenues	$1,837	$1,847	$1,724
Operating income	464	470	440
Margin %	25.3%	25.4%	25.5%
In 2013 and 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2013 Compared to 2012			2012 Compared to 2011
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	(2.3)%	(3.7)%	(0.4)%	6.8%	10.6%	0.9%
Changes in variable margins and overhead costs	—	3.2	0.9	—	(1.9)	(0.4)
	(2.3)	(0.5)	0.5	6.8	8.7	0.5
Acquisitions	1.9	(0.4)	(0.5)	1.2	(0.6)	(0.4)
Divestitures	—	—	—	—	—	—
Restructuring costs	—	(0.3)	(0.1)	—	(1.1)	(0.2)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	—	(0.1)	—	(0.9)	(0.5)	—
Total	(0.4)%	(1.3)%	(0.1)%	7.1%	6.5%	(0.1)%
Operating Revenues
Revenues decreased 0.4% in 2013 versus 2012 primarily due to a decline in base business, partially offset by revenues from acquisitions. Worldwide welding base revenues declined 2.3% in 2013 versus 2012. North American welding base business revenues were lower by 2.2% due to heavy equipment OEM and general industrial end market declines. International base business revenues decreased 2.6% in 2013 versus 2012 primarily due to the ongoing strategic exit from the Chinese ship building end market. The increase from acquisition revenues was primarily due to the purchase of a European supplier of welding consumables in the first quarter of 2013.

Revenues increased 7.1% in 2012 versus 2011 due to growth in base business and revenues from acquisitions, partially offset by the unfavorable effect of currency translation. Worldwide welding base revenues increased 6.8% in 2012 versus 2011, but softened in the fourth quarter, as worldwide revenues declined 1.3% in the fourth quarter largely due to a 5.4% decline in the international welding base business. North American welding base revenues increased 7.6% in 2012 versus 2011 due to growth in oil and gas end markets for the full year and increased sales to heavy equipment OEM's in the first half of 2012, with slowed growth in heavy equipment OEM demand in the second half of the year. Base revenues for the international welding businesses increased 4.7% in 2012 versus 2011 primarily due to growth in international oil and gas markets, partially offset by a weak Chinese ship building end market. Acquisition revenue was primarily due to the purchase of a thermal insulation manufacturer and service provider in the third quarter of 2011.
Operating Income
Operating income decreased 1.3% in 2013 versus 2012 primarily due to lower base revenues, lower income from acquisitions, and higher restructuring expenses, partially offset by lower operating expenses. Total base operating margins increased 50 basis points primarily due to lower operating expenses, partially offset by the negative operating leverage effect of base revenue declines. Changes in variable margins and overhead costs increased base margins by 90 basis points driven by favorable selling price versus material cost comparisons of 70 basis points and lower overhead costs including the benefits of business structure simplification activities. Acquisitions diluted total operating margins by 50 basis points in 2013 versus 2012 primarily due to lower operating margins and the impact of intangible asset amortization expense.
Operating income increased 6.5% in 2012 versus 2011 primarily due to the favorable operating leverage effect of the growth in base revenues, partially offset by changes in variable margins and overhead costs and higher restructuring expenses due to increased cost reduction activities. Base margins increased 50 basis points in 2012 versus 2011 primarily due to the favorable operating leverage effect of the growth in base business of 90 basis points, partially offset by changes in variable margins and overhead costs. The changes in variable margins and overhead costs decreased base margins by 40 basis points primarily due to higher overhead expenses of 130 basis points, including investments in emerging markets related to the oil and gas businesses, partially offset by the favorable impact of selling price versus material cost comparisons of 90 basis points. Acquisitions diluted total operating margins by 40 basis points in 2012 versus 2011 primarily due to lower operating margins and the impact of intangible asset amortization expense.

CONSTRUCTION PRODUCTS
Businesses in this segment produce construction fastening systems and truss products.
In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.
In 2013, this segment primarily served the residential construction (46%), commercial construction (30%), and renovation construction (22%) markets.
The results of operations for the Construction Products segment for 2013, 2012 and 2011 were as follows:

Dollars in millions	2013	2012	2011
Operating revenues	$1,717	$1,724	$1,752
Operating income	238	201	218
Margin %	13.9%	11.6%	12.5%

In 2013 and 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2013 Compared to 2012			2012 Compared to 2011
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	0.5%	2.0%	0.2%	0.5%	1.7%	0.2%
Changes in variable margins and overhead costs	—	22.5	2.6	—	(1.7)	(0.2)
	0.5	24.5	2.8	0.5	—	—
Acquisitions	0.4	0.1	—	2.0	1.7	—
Divestitures	(0.3)	(0.1)	—	(1.8)	0.5	0.3
Restructuring costs	—	(2.6)	(0.3)	—	(9.4)	(1.2)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(1.1)	(2.5)	(0.2)	(2.2)	(1.6)	—
Total	(0.5)%	19.4%	2.3%	(1.5)%	(8.8)%	(0.9)%
Operating Revenues
Revenues decreased 0.5% in 2013 versus 2012 primarily due to the negative impact of currency translation, partially offset by an increase in base revenues. North American base revenues increased 4.6% in 2013 versus 2012 as U.S. residential base revenue growth was 8.2% primarily due to increased consumable sales associated with year-over-year growth in housing starts. U.S. renovation base revenue growth was 7.3% primarily due to strong tool sales and increased sales to big box retailers. U.S. commercial base revenues declined 1.4% primarily due to weak overall demand. International base revenues declined 1.6% in 2013 versus 2012, as European base revenues declined 5.3% due to lower sales of consumable products driven by a slowdown in construction activity in European end markets. Base revenues in Asia Pacific increased 2.4% in 2013 versus 2012 primarily due to growth in commercial and residential construction activity in Australia and New Zealand.
Revenues decreased 1.5% in 2012 versus 2011 primarily due to the unfavorable effect of currency translation, partially offset by an increase in base revenues. In North America, base revenue growth for residential, renovation and commercial construction was 8.3%, 7.1% and 5.4%, respectively. The North American base revenue increase was driven by improved U.S. housing starts as well as a modest increase in commercial construction square footage activity. International base revenues declined 2.3% as European base revenues declined 4.0% due to lower sales of consumable products driven by a slowdown in construction activity in all European end markets. Base revenues in Asia Pacific declined 0.2% in 2012 versus 2011 primarily due to lower renovation and commercial construction activity in Australia and New Zealand.
Operating Income
Operating income increased 19.4% in 2013 versus 2012 primarily due to lower operating expenses and higher base revenues, partially offset by higher restructuring expenses and the unfavorable effect of currency translation. Total base margins increased 280 basis points in 2013 versus 2012 due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in base revenues. The changes in variable margins and overhead costs increased total base margins by 260 basis points in 2013 versus 2012 due to lower overhead costs of 210 basis points, primarily driven by the benefits of business structure simplification activities and overhead cost management, and higher variable margins of 50 basis points. Restructuring expenses reduced total operating margins by 30 basis points due to increased cost reduction activities in Europe.
Operating income decreased 8.8% in 2012 versus 2011 primarily due to higher restructuring expenses, higher operating expenses, and the unfavorable effect of currency translation, partially offset by income from acquisitions and higher base revenues. Base margins were flat versus the prior year, as the favorable operating leverage effect of the increase in base revenues was offset by higher operating expenses in Europe. Restructuring expenses reduced total operating margins by 120 basis points due to increased cost reduction activities worldwide.

SPECIALTY PRODUCTS
Diversified businesses in this segment produce beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners.
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
In 2013, this segment primarily served the food and beverage (26%), general industrial (20%) market, which included industrial capital goods and other general industrial markets, consumer durables (14%), and printing and publishing (10%) markets.
The results of operations for the Specialty Products segment for 2013, 2012 and 2011 were as follows:

Dollars in millions	2013	2012	2011
Operating revenues	$2,007	$1,871	$1,856
Operating income	408	365	383
Margin %	20.3%	19.5%	20.6%

In 2013 and 2012, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2013 Compared to 2012			2012 Compared to 2011
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business:
Revenue change/Operating leverage	1.3%	2.9%	0.3%	0.3%	0.6%	0.1%
Changes in variable margins and overhead costs	—	6.5	1.3	—	0.1	—
	1.3	9.4	1.6	0.3	0.7	0.1
Acquisitions	5.7	2.6	(0.6)	2.7	(0.7)	(0.7)
Divestitures	—	—	—	—	—	—
Restructuring costs	—	(1.1)	(0.2)	—	(2.5)	(0.5)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	0.3	0.8	—	(2.1)	(2.2)	—
Total	7.3%	11.7%	0.8%	0.9%	(4.7)%	(1.1)%
Operating Revenues
Revenues increased 7.3% in 2013 versus 2012 primarily due to an increase in acquisition and base business revenues, and the favorable effect of currency translation. Worldwide consumer packaging base revenues increased 2.5% in 2013 versus 2012 primarily due to growth in multi-pack beverage systems. Worldwide appliance base business revenues declined 3.0% in 2013 versus 2012 primarily due to lower consumer demand in the European home appliance sector. Worldwide base revenues of the ground support equipment business increased 1.1% in 2013 versus 2012. Acquisition revenue was primarily due to the third quarter 2013 purchase of a European consumer packaging equipment business and the fourth quarter 2012 purchase of a North American medical products manufacturer.
Revenues increased 0.9% in 2012 versus 2011 primarily due to revenues from acquisitions and an increase in base business, partially offset by the unfavorable effect of currency translation. Worldwide consumer packaging base revenues increased 0.4% as higher sales in both the global packaging solutions business and the plastics and security business were partially offset by lower sales related to the reclosable packaging business and the worldwide foils and transfer ribbon business. Worldwide appliance base revenue growth was 5.8% primarily due to market penetration and improved customer demand in

North America in 2012 versus 2011. Worldwide base revenues of the ground support equipment business decreased 5.2% in 2012 versus 2011. Acquisition revenue was primarily due to the first quarter 2012 purchase of a manufacturer of thermal transfer ribbons for bar coding and labeling applications.
Operating Income
Operating income increased 11.7% in 2013 versus 2012 primarily due to lower operating expenses, an increase in base revenues, and income from acquisitions. Total base operating margins increased 160 basis points in 2013 versus 2012 primarily due to the changes in variable margins and overhead costs and the positive operating leverage effect of the increase in base revenues of 30 basis points. The changes in variable margins and overhead costs increased base margins by 130 basis points in 2013 versus 2012 driven by lower overhead expenses of 120 basis points, primarily resulting from the benefits of business structure simplification activities, and improvements in variable margins of 10 basis points. Acquisitions diluted total operating margins by 60 basis points in 2013 versus 2012 primarily due to amortization expense related to intangible assets.
Operating income decreased 4.7% in 2012 versus 2011 primarily due to higher restructuring expenses, the unfavorable effect of currency translation, and lower income from acquisitions, partially offset by the growth in base revenues. Total base margins increased 10 basis points due to the favorable operating leverage effect of the increase in base revenues. Acquisitions diluted total operating margins by 70 basis points primarily due to amortization expense related to intangible assets. Higher restructuring expenses decreased total operating margins by 50 basis points due to increased cost reduction activities in 2012.

DECORATIVE SURFACES
The Decorative Surfaces business produces decorative high-pressure laminate surfacing materials for furniture, office and retail space, countertops, worktops and other applications. Principal end markets served include commercial, renovation and residential construction.
On August 15, 2012, the Company entered into a definitive agreement (the "Investment Agreement") to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC ("CD&R"). Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed entity, Wilsonart International Holdings LLC ("Wilsonart"). The transaction closed on October 31, 2012, reducing the Company's ownership of Wilsonart to 49% immediately following the close of the transaction. The Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Due to the Company's continuing involvement through its 49% interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Additionally, effective November 1, 2012, the operating results of Decorative Surfaces were no longer reviewed by senior management of the Company and therefore, effective the fourth quarter of 2012, Decorative Surfaces was no longer a reportable segment of the Company. See the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.
Historical operating results of Decorative Surfaces for 2012 and 2011 were as follows:

Dollars in millions	For the Ten Months Ended October 31, 2012	For the Twelve Months Ended December 31, 2011
Operating revenues	$921	$1,084
Operating income	143	154

Revenues declined 15.0% and operating income decreased 7.1% in 2012 versus 2011 due to there being only ten months of operating results in 2012 versus twelve months of operating results in 2011 as the Company divested a 51% interest in the Decorative Surfaces segment on October 31, 2012.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets decreased to $250 million in 2013 from $252 million in 2012, due to various intangible assets being fully amortized. Amortization of intangible assets increased to $252 million in 2012 versus $219 million in 2011, due to intangible asset amortization for acquired businesses, most notably a manufacturer of specialty devices used to measure the flow of gases and fluids in the Test & Measurement and Electronics segment acquired in the beginning of 2012.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2013, 2012 and 2011. In 2013, these assessments resulted in no goodwill impairment charges and an intangible asset impairment charge of $2 million related to a manufacturer of specialty devices used to measure the flow of gases and fluids in the Test & Measurement and Electronics segment. In 2012, these assessments resulted in a goodwill impairment charge of $1 million related to the pressure sensitive adhesives reporting unit in the Test & Measurement and Electronics segment and an intangible asset impairment charge of $1 million related to a retail food weighing business in the Food Equipment segment. There were no impairment charges in 2011. See the Goodwill and Intangible Assets note in Item 8. Financial Statements and Supplementary Data for further details of the impairment charges.

INTEREST EXPENSE
Interest expense increased to $239 million in 2013, which includes the full year impact of interest expense on the 3.9% notes issued in late August 2012, versus $213 million in 2012. Interest expense increased in 2012, which includes the full year impact of interest expense on the 3.375% notes and 4.875% notes issued in late August 2011 and the interest expense related to the 3.9% notes issued in late August 2012, versus $191 million in 2011. The increase was partially offset by lower interest expense on the 6.55% preferred debt securities, which were fully paid on the first business day in 2012. The weighted-average interest rate on the Company's commercial paper was 0.2% in 2013, 0.2% in 2012 and 0.1% in 2011.

GAIN ON SALE OF INTEREST IN DECORATIVE SURFACES
In the fourth quarter of 2012, the Company recorded a pre-tax gain of $933 million ($632 million after-tax) related to the sale of a 51% majority interest in the former Decorative Surfaces segment. See the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.

OTHER INCOME (EXPENSE)
Other income (expense) was income of $72 million in 2013 versus $11 million in 2012. This increase was primarily due to a pre-tax gain of $30 million recorded in the first quarter of 2013 related to the acquisition of the controlling interest in an existing equity investment, higher interest income ($50 million in 2013 versus $38 million in 2012) and lower equity investment losses related to Wilsonart ($14 million in 2013 versus $30 million in 2012). See the Other Income (Expense) note and the Divestiture of Majority Interest in Former Decorative Surfaces Segment note in Item 8. Financial Statements and Supplementary Data for further discussion.
Other income (expense) was income of $11 million in 2012 versus $53 million in 2011 primarily due to an equity investment loss related to Wilsonart of $30 million in 2012, lower income from investments ($11 million in 2012 versus $17 million in 2011) and losses on foreign currency transactions ($10 million in 2012 versus $3 million in 2011).

INCOME TAXES
The effective tax rate was 30.6% in 2013, 30.3% in 2012, and 20.2% in 2011. The effective tax rate for 2013 was unfavorably impacted by a $40 million discrete tax charge in the third quarter of 2013 related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. The effective tax rate for 2012 was unfavorably impacted by discrete tax charges totaling $36 million in the fourth quarter of 2012, which included $35 million for the settlement of an IRS tax audit for the years 2008-2009. The effective tax rate for 2011 was favorably impacted by the discrete non-cash tax benefit of $166 million in the first quarter of 2011 related to the decision in the Company’s favor by the Federal Court of Australia, Victoria with respect to a significant portion of the income tax deductions that had been challenged by the Australian Tax Office.
See the Income Taxes note in Item 8. Financial Statements and Supplementary Data for further details on these discrete tax adjustments and a reconciliation of the U.S. federal statutory rate to the effective tax rate.

FOREIGN CURRENCY
For the twelve months of 2013 versus 2012, the impact of foreign currencies against the U.S. Dollar decreased operating revenues by approximately $9 million in 2013 and did not have a significant impact on income from continuing operations. The strengthening of the U.S. Dollar against foreign currencies in 2012 versus 2011 decreased operating revenues by approximately $357 million in 2012 and decreased income from continuing operations by approximately $36 million ($0.08 per diluted share).

INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations was $49 million in 2013, $637 million in 2012 and $296 million in 2011. Income from discontinued operations in 2013 included after-tax losses on disposals of $72 million and goodwill impairment of $42 million related to various divested businesses. Income from discontinued operations in 2012 included an after-tax gain of $372 million related to the sale of the finishing group of businesses. See the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. In addition, the Company had $3.6 billion of cash on hand at December 31, 2013 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	investment in existing businesses to fund internal growth;

•	payment of an attractive dividend to shareholders;

•	share repurchases; and

•	acquisitions.
In September 2013, the Company's Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company classified the Industrial Packaging segment as held for sale in the third quarter of 2013 and is no longer presenting this segment as part of its continuing operations. As to the impact of this divestiture on the Company’s income per share from continuing operations and capital structure going forward, the Company also indicated that it intended to utilize its existing share repurchase authorization to offset the full amount of divestiture-related dilution of income per share from continuing operations through a combination of sale proceeds, free operating cash flow and additional leverage. As a result, the Company repurchased approximately 14 million shares of its common stock in the fourth quarter of 2013 and expects to repurchase approximately 35 million additional shares through a program that is expected to conclude no later than the end of 2014.
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close by mid-2014.
The Company believes that, based on its revenues, operating margins, current free operating cash flow, and credit ratings, it could readily obtain additional financing if necessary.

Cash Flow
The Company uses free operating cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free operating cash flow represents net cash provided by operating activities less additions to plant and equipment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the years ended December 31, 2013, 2012 and 2011 was as follows:

In millions	2013	2012	2011
Net cash provided by operating activities	$2,528	$2,072	$1,956
Additions to plant and equipment	(368)	(382)	(353)
Free operating cash flow	$2,160	$1,690	$1,603

Cash dividends paid	$(528)	$(865)	$(680)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(369)	(723)	(1,308)
Repurchases of common stock	(2,106)	(2,020)	(950)
Proceeds from investments	40	281	37
Net proceeds from sale of discontinued operations	206	815	—
Proceeds from sale of operations and affiliates	2	1,028	22
Net proceeds (repayments) of debt	1,264	1,015	1,148
Other	263	327	184
Effect of exchange rate changes on cash and equivalents	(93)	53	(64)
Net increase (decrease) in cash and equivalents	$839	$1,601	$(8)
Cash dividends paid during 2013 do not include the dividend payment of $174 million originally scheduled to be paid in January 2013, which was accelerated and paid in December 2012.
On August 20, 2007, the Company's Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $3.0 billion of the Company's common stock over an open-ended period of time (the “2007 Program”). Under the 2007 Program, the Company repurchased approximately 16.3 million shares of its common stock at an average price of $53.51 per share during 2011. As of December 31, 2011, there were no authorized repurchases remaining under the 2007 Program.
On May 6, 2011, the Company's Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Under the 2011 Program, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $43.20 per share during 2011, approximately 35.5 million shares of its common stock at an average price of $56.93 per share during 2012 and approximately 26.4 million shares of its common stock at an average price of $71.89 per share during 2013. As of December 31, 2013, there were no authorized repurchases remaining under the 2011 Program.
On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the “2013 Program”). Under the 2013 Program, the Company repurchased approximately 3.3 million shares of its common stock at an average price of $81.62 per share during December 2013. As of December 31, 2013, there was approximately $5.7 billion of authorized repurchases remaining under the 2013 Program.

Adjusted Return on Average Invested Capital
The Company uses adjusted return on average invested capital (“adjusted ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. Adjusted ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. To improve comparability of adjusted ROIC in the periods presented, after-tax operating income excludes the operating income of the former Decorative Surfaces segment. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's net investment in the former Decorative Surfaces and Industrial Packaging segments, and the equity investment in the Wilsonart business. Average invested capital is calculated using balances at the start of the period and at the end of each quarter.

Adjusted ROIC for the years ended December 31, 2013, 2012, and 2011 was as follows:

Dollars in millions	2013	2012	2011
Operating income	$2,514	$2,475	$2,361
Adjustment for Decorative Surfaces	—	(143)	(154)
Adjusted operating income	2,514	2,332	2,207
Adjusted tax rate (28.8% for 2013, 29.2% for 2012, and 27.6% for 2011)	(724)	(681)	(609)
Adjusted operating income after taxes	$1,790	$1,651	$1,598
Invested Capital:
Trade receivables	$2,365	$2,742	$2,819
Inventories	1,247	1,585	1,716
Net plant and equipment	1,709	1,994	2,025
Goodwill and intangible assets	6,885	7,788	7,431
Accounts payable and accrued expenses	(1,906)	(2,068)	(2,132)
Net assets held for sale	1,519	—	279
Other, net	616	798	708
Total invested capital	$12,435	$12,839	$12,846

Average invested capital	$12,605	$13,160	$12,620
Adjustment for Decorative Surfaces/Wilsonart	(169)	(274)	(282)
Adjustment for Industrial Packaging	(1,477)	(1,504)	(1,511)
Adjusted average invested capital	$10,959	$11,382	$10,827
Adjusted return on average invested capital	16.3%	14.5%	14.8%
Adjusted ROIC increased 180 basis points in 2013 versus 2012 as a result of improvement in after-tax operating income of 8.4% and a decrease in adjusted average invested capital of 3.7%.
Adjusted ROIC decreased 30 basis points in 2012 versus 2011 as a result of an increase in average invested capital of 5.1%, while after-tax operating income increased 3.4%.
The 2013 effective tax rate included a discrete tax charge of $40 million related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. The 2012 effective tax rate included a discrete tax charge of $36 million, which included $35 million for the settlement of an IRS tax audit for the years 2008-2009. The 2011 effective tax rate included a discrete tax benefit of $166 million for an Australian tax matter.
A reconciliation of the effective tax rate to the adjusted tax rate excluding the discrete tax items is as follows:

	Twelve Months Ended December 31,
Dollars in millions	2013		2012		2011
	Income Taxes	Tax Rate	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$717	30.6%	$973	30.3%	$448	20.2%
Discrete tax (charges) benefits	(40)	(1.8)	(36)	(1.1)	166	7.4
As adjusted	$677	28.8%	$937	29.2%	$614	27.6%

Working Capital
Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at December 31, 2013 and 2012 is summarized as follows:

Dollars in millions	2013	2012	Increase (Decrease)
Current Assets:
Cash and equivalents	$3,618	$2,779	$839
Trade receivables	2,365	2,742	(377)
Inventories	1,247	1,585	(338)
Other	750	854	(104)
Assets held for sale	1,836	—	1,836
	9,816	7,960	1,856
Current Liabilities:
Short-term debt	3,551	459	3,092
Accounts payable and accrued expenses	1,906	2,068	(162)
Other	260	124	136
Liabilities held for sale	317	—	317
	6,034	2,651	3,383
Net Working Capital	$3,782	$5,309	$(1,527)
Current Ratio	1.63	3.00
The decrease in net working capital as of December 31, 2013 was primarily due to current maturities of long-term debt, including $1.0 billion of 5.25% Euro notes due October 1, 2014 and $800 million of 5.15% redeemable notes due April 1, 2014, and a $1.2 billion increase in commercial paper borrowings, partially offset by the reclassification of net noncurrent assets and liabilities of $1.1 billion to assets and liabilities held for sale.
Cash and equivalents totaled approximately $3.6 billion as of December 31, 2013 and $2.8 billion as of December 31, 2012, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities of $2.5 billion as of December 31, 2013, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt
Total debt and total debt to total capitalization at December 31, 2013 and 2012 were as follows:

Dollars in millions	2013	2012	Increase (Decrease)
Short-term debt	$3,551	$459	$3,092
Long-term debt	2,793	4,589	(1,796)
Total debt	$6,344	$5,048	$1,296
Total debt to total capitalization	39.5%	32.3%
In 2013, the Company reclassified $1.0 billion of 5.25% Euro notes due October 1, 2014 and $800 million of 5.15% redeemable notes due April 1, 2014 from long-term to short-term debt.
The Company may issue commercial paper to fund general corporate needs and to fund share repurchases and small and medium-sized acquisitions. The Company has committed lines of credit of $2.5 billion in the U.S. to support the potential issuances of commercial paper. Of this amount, $1.0 billion is provided under a line of credit agreement with a termination date of August 15, 2018 and $1.5 billion is provided under a line of credit agreement with a termination date of June 8, 2017. No amounts were outstanding under these two facilities at December 31, 2013. The Company had outstanding commercial paper of approximately $1.7 billion and $408 million at December 31, 2013 and December 31, 2012, respectively, which is included in short-term debt. The maximum outstanding commercial paper balance during 2013 was $1.7 billion, while the average daily balance was $576 million. The increase in commercial paper resulted primarily from the funding of share repurchases during 2013. As of December 31, 2013, the Company’s foreign operations had authorized credit facilities of $439 million, of which $12 million was outstanding and $102 million was committed for guarantees.
On January 22, 2014, the Company entered into a $1.0 billion short-term line of credit agreement with a term of up to 364 days to provide additional liquidity under the Company's commercial paper program in order to fund short-term capital allocation needs. Management may also seek to refinance a portion of its short-term debt with longer term debt during 2014.

Total Debt to Adjusted EBITDA
The Company uses the ratio of total debt to adjusted EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to adjusted EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. Adjusted EBITDA and the ratio of total debt to adjusted EBITDA are non-GAAP financial measures. The ratio of total debt to adjusted EBITDA represents total debt divided by income from continuing operations before interest expense, gain on sale of interest in Decorative Surfaces, other income (expense), income taxes, depreciation, and amortization and impairment of goodwill and other intangible assets on a trailing twelve month basis.
Total debt to adjusted EBITDA for the years ended December 31, 2013 and 2012 was as follows:

Dollars in millions	2013	2012
Total debt	$6,344	$5,048

Income from continuing operations	$1,630	$2,233
Add:
Interest expense	239	213
Gain on sale of interest in Decorative Surfaces	—	(933)
Other income	(72)	(11)
Income taxes	717	973
Depreciation	270	277
Amortization and impairment of goodwill and other intangible assets	252	254
Adjusted EBITDA	$3,036	$3,006
Total debt to adjusted EBITDA ratio	2.1	1.7
The Company's debt to adjusted EBITDA ratio increased from 1.7 to 2.1 in 2013 versus 2012 primarily due to the increase in short-term debt related to $1.2 billion of additional commercial paper borrowings.
Stockholders’ Equity
The changes to stockholders' equity during 2013 and 2012 were as follows:

In millions	2013	2012
Beginning balance	$10,570	$10,034
Net income	1,679	2,870
Cash dividends declared	(709)	(691)
Repurchases of common stock	(2,170)	(2,020)
Stock option and restricted stock activity	257	334
Currency translation adjustments	(193)	94
Other	275	(51)
Ending balance	$9,709	$10,570

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
The Company's significant contractual obligations as of December 31, 2013 were as follows:

In millions	2014	2015	2016	2017	2018	2019 and Future Years
Total long-term debt	$1,834	$2	$1	$—	$—	$2,790
Interest payments on notes	197	131	131	131	131	1,834
Minimum lease payments	116	87	61	43	29	40
	$2,147	$220	$193	$174	$160	$4,664
As of December 31, 2013, the Company had recorded noncurrent liabilities for unrecognized tax benefits of $164 million. The Company is not able to reasonably estimate the timing of payments related to the liabilities for unrecognized tax benefits.
As of December 31, 2013, the Company had open stand-by letters of credit of approximately $184 million, of which approximately $132 million expires in 2014. The Company had no other significant off-balance sheet commitments at December 31, 2013.

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
In addition, for approximately 20% of total inventories, the Company has elected to use the last-in, first-out (“LIFO”) method of inventory costing. Generally, this method results in a lower inventory value than the first-in, first-out (“FIFO”) method due to the effects of inflation.
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
Goodwill and Intangible Assets — The Company’s business acquisitions typically result in recording goodwill and other intangible assets, which are a significant portion of the Company’s total assets and affect the amount of amortization expense and impairment charges that the Company could incur in future periods. The Company follows the guidance prescribed in the accounting standards to test goodwill and intangible assets for impairment. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value of each reporting unit to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill. In calculating the fair value of the reporting units or specific intangible assets, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and other intangible assets.
As of December 31, 2013, the Company had total goodwill and intangible assets of $6.9 billion allocated to its reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company’s 80/20 business simplification process. The amount of goodwill and other intangible assets allocated to individual reporting units ranges from approximately $30 million to $1.1 billion, with the average amount equal to $246 million.
Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company’s global end markets, impairment charges related to one or more reporting units could occur in future periods.
Pension and Other Postretirement Benefits — The Company has various company-sponsored defined benefit retirement plans covering a substantial portion of U.S. employees and many employees outside the U.S. Pension and other postretirement benefit expense and obligations are determined based on actuarial valuations. Pension benefit obligations are generally based on each participant’s years of service, future compensation, and age at retirement or termination. Important assumptions in determining pension and postretirement expense and obligations are the discount rate, the expected long-term return on plan assets and health care cost trend rates. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.
The Company determines the discount rate used to measure plan liabilities as of the year-end measurement date for the U.S. primary pension plan. The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. A 25 basis point decrease in the discount rate would increase the present value of the U.S. primary pension plan obligation by approximately $31 million.
The expected long-term return on plan assets is based on historical and expected long-term returns for similar investment allocations among asset classes. For the U.S. primary pension plan, the Company’s assumption for the expected return on plan assets was 8.0% for 2013 and will be 7.6% for 2014. A 25 basis point decrease in the expected return on plan assets would increase the annual pension expense by approximately $3 million. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for information on the Company's pension and other postretirement benefit plans and related assumptions.

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

Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of the Company’s fixed rate debt. The following table presents the Company’s debt for which fair value is subject to changing market interest rates:

	5.15% Notes Due	5.25% Euro Notes Due	6.25% Notes Due	4.88% Notes Due thru	3.375% Notes Due	4.875% Notes Due	3.9% Notes Due
In millions	Apr 1, 2014	Oct 1, 2014	Apr 1, 2019	Dec 31, 2020	Sep 15, 2021	Sep 15, 2041	Sep 1, 2042
As of December 31, 2013:
Estimated cash outflow by year of principal maturity
2014	$800	$1,031	$—	$3	$—	$—	$—
2015	—	—	—	1	—	—	—
2016	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—
2019 and thereafter	—	—	700	4	350	650	1,100
Estimated fair value	809	1,067	834	8	350	649	944
Carrying value	800	1,031	700	7	349	641	1,090

As of December 31, 2012:
Total estimated cash outflow	$800	$989	$700	$12	$350	$650	$1,100
Estimated fair value	846	1,071	877	13	381	770	1,132
Carrying value	800	989	700	12	349	641	1,089

Foreign Currency Risk
The Company operates in the U.S. and 55 foreign countries. In general, the Company’s products are primarily manufactured and sold within the same country. The initial funding for the foreign manufacturing operations was provided primarily through the permanent investment of equity capital from the U.S. parent company. Therefore, the Company and its subsidiaries do not have significant assets or liabilities denominated in currencies other than their functional currencies. As such, the Company does not have any significant derivatives or other financial instruments that are subject to foreign currency risk at December 31, 2013 or 2012.
In October 2007, the Company, through a wholly-owned European subsidiary, issued €750 million of 5.25% Euro notes due October 1, 2014. The Company has significant operations with the Euro as their functional currency. The Company believes that the Euro cash flows from these businesses will be adequate to fund the debt obligations under these notes.

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
ITW management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ E. Scott Santi E. Scott Santi President & Chief Executive Officer February 14, 2014	/s/ Michael M. Larsen Michael M. Larsen Senior Vice President & Chief Financial Officer February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Illinois Tool Works Inc.
Glenview, IL

We have audited the accompanying consolidated statements of financial position of Illinois Tool Works Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, income reinvested in the business, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illinois Tool Works Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
February 14, 2014

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions except per share amounts	2013	2012	2011
Operating Revenues	$14,135	$14,791	$14,515
Cost of revenues	8,554	9,134	9,089
Selling, administrative, and research and development expenses	2,815	2,928	2,846
Amortization of intangible assets	250	252	219
Impairment of goodwill and other intangible assets	2	2	—
Operating Income	2,514	2,475	2,361
Interest expense	(239)	(213)	(191)
Gain on sale of interest in Decorative Surfaces	—	933	—
Other income (expense)	72	11	53
Income from Continuing Operations Before Income Taxes	2,347	3,206	2,223
Income taxes	717	973	448
Income from Continuing Operations	1,630	2,233	1,775
Income from Discontinued Operations	49	637	296
Net Income	$1,679	$2,870	$2,071

Income Per Share from Continuing Operations:
Basic	$3.65	$4.75	$3.61
Diluted	$3.63	$4.72	$3.59
Income Per Share from Discontinued Operations:
Basic	$0.11	$1.36	$0.60
Diluted	$0.11	$1.35	$0.60
Net Income Per Share:
Basic	$3.76	$6.11	$4.21
Diluted	$3.74	$6.06	$4.19

The Notes to Financial Statements are an integral part of this statement.

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2013	2012	2011
Net Income	$1,679	$2,870	$2,071
Other Comprehensive Income:
Foreign currency translation adjustments	(193)	94	(141)
Pension and other postretirement benefit adjustments, net of tax	284	(25)	(62)
Comprehensive Income	$1,770	$2,939	$1,868

Statement of Income Reinvested in the Business
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2013	2012	2011
Beginning Balance	$13,973	$11,794	$10,408
Net income	1,679	2,870	2,071
Cash dividends declared	(709)	(691)	(685)
Ending Balance	$14,943	$13,973	$11,794

The Notes to Financial Statements are an integral part of these statements.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In millions except shares	2013	2012
Assets
Current Assets:
Cash and equivalents	$3,618	$2,779
Trade receivables	2,365	2,742
Inventories	1,247	1,585
Deferred income taxes	384	332
Prepaid expenses and other current assets	366	522
Assets held for sale	1,836	—
Total current assets	9,816	7,960

Net plant and equipment	1,709	1,994
Goodwill	4,886	5,530
Intangible assets	1,999	2,258
Deferred income taxes	359	391
Other assets	1,197	1,176
	$19,966	$19,309

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term debt	$3,551	$459
Accounts payable	634	676
Accrued expenses	1,272	1,392
Cash dividends payable	181	—
Income taxes payable	69	116
Deferred income taxes	10	8
Liabilities held for sale	317	—
Total current liabilities	6,034	2,651
Noncurrent Liabilities:
Long-term debt	2,793	4,589
Deferred income taxes	507	244
Other liabilities	923	1,255
Total noncurrent liabilities	4,223	6,088
Stockholders’ Equity:
Common stock:
Issued - 550,035,604 shares in 2013 and 549,551,660 shares in 2012	6	5
Additional paid-in-capital	1,046	1,012
Income reinvested in the business	14,943	13,973
Common stock held in treasury	(6,676)	(4,722)
Accumulated other comprehensive income	384	293
Noncontrolling interest	6	9
Total stockholders’ equity	9,709	10,570
	$19,966	$19,309

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2013	2012	2011
Cash Provided by (Used for) Operating Activities:
Net income	$1,679	$2,870	$2,071
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	299	323	336
Amortization and impairment of goodwill and other intangible assets	314	290	258
Change in deferred income taxes	6	243	(176)
Provision for uncollectible accounts	3	11	5
(Income) loss from investments	(12)	(11)	(17)
(Gain) loss on sale of plant and equipment	(1)	(4)	(2)
(Gain) loss on discontinued operations	91	(499)	4
(Gain) loss on sale of operations and affiliates	5	(931)	(2)
Stock compensation expense	37	54	56
Gain on acquisition of controlling interest in an equity investment	(30)	—	—
Other non-cash items, net	17	23	(6)
Change in assets and liabilities:
(Increase) decrease in—
Trade receivables	(83)	(13)	(303)
Inventories	24	82	(51)
Prepaid expenses and other assets	229	(75)	(50)
Increase (decrease) in—
Accounts payable	8	(21)	(55)
Accrued expenses and other liabilities	161	(87)	52
Income taxes	(176)	(173)	(182)
Other, net	(43)	(10)	18
Net cash provided by operating activities	2,528	2,072	1,956
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(369)	(723)	(1,308)
Additions to plant and equipment	(368)	(382)	(353)
Proceeds from investments	40	281	37
Proceeds from sale of plant and equipment	38	30	17
Net proceeds from sale of discontinued operations	206	815	—
Proceeds from sale of operations and affiliates	2	1,028	22
Other, net	(5)	(2)	6
Net cash provided by (used for) investing activities	(456)	1,047	(1,579)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(528)	(865)	(680)
Issuance of common stock	206	283	153
Repurchases of common stock	(2,106)	(2,020)	(950)
Net proceeds (repayments) of debt with original maturities of three months or less	1,267	208	167
Proceeds from debt with original maturities of more than three months	3	1,079	990
Repayments of debt with original maturities of more than three months	(6)	(272)	(9)
Excess tax benefits from stock-based compensation	24	16	8
Net cash provided by (used for) financing activities	(1,140)	(1,571)	(321)
Effect of Exchange Rate Changes on Cash and Equivalents	(93)	53	(64)
Cash and Equivalents:
Increase (decrease) during the year	839	1,601	(8)
Beginning of year	2,779	1,178	1,186
End of year	$3,618	$2,779	$1,178
Supplementary Cash Flow Information:
Cash Paid During the Year for Interest	$240	$211	$168
Cash Paid During the Year for Income Taxes, Net of Refunds	$602	$1,134	$978
Supplementary Non-Cash Investing Information:
Liabilities Assumed from Acquisitions	$145	$194	$200
Equity investment in Wilsonart	$—	$204	$—

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements
The Notes to Financial Statements furnish additional information on items in the financial statements. The notes have been arranged in the same order as the related items appear in the statements.
Illinois Tool Works Inc. (the “Company” or “ITW”) is a global manufacturer of a diversified range of industrial products and equipment with operations in 56 countries. The Company primarily serves the general industrial, automotive OEM/tiers, automotive aftermarket, construction, food and beverage, and food institutional/restaurant and service markets.
Significant accounting principles and policies of the Company are in italics. Certain reclassifications of prior years’ data have been made to conform to current year reporting.
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to financial statements. Actual results could differ from those estimates. The significant estimates included in the preparation of the financial statements are related to inventories, trade receivables, plant and equipment, income taxes, goodwill and intangible assets, product liability matters, litigation, product warranties, pensions, other postretirement benefits, environmental matters and stock-based compensation.

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

Divestiture of Majority Interest in Former Decorative Surfaces Segment—On August 15, 2012, the Company entered into a definitive agreement (the “Investment Agreement”) to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). The transaction closed on October 31, 2012 resulting in a pre-tax gain of $933 million ($632 million after-tax) in the fourth quarter of 2012.
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
As of October 31, 2012, the Company ceased consolidating the results of the Decorative Surfaces segment and now reports its ownership interest in Wilsonart using the equity method of accounting. The Company recorded its initial equity investment in Wilsonart at fair value. The fair value was determined using an implied equity value approach, which is a Level 3 valuation method. Under this approach, the total equity of Wilsonart was valued using an option pricing model and the value of the Preferred Units was deducted to arrive at the implied equity value of the Common Units. The significant unobservable inputs utilized in this calculation were the expected term of the investment and assumed volatility during the term. The Company also applied a discount factor to the implied equity value of the Common Units due to the lack of marketability of the Common Units. The fair value of the Company's retained ownership interest was determined to be $204 million and resulted in a pre-tax gain of $51 million related to the retained interest, which was included in the pre-tax gain noted above. The Company's equity investment in Wilsonart is reported in Other assets in the consolidated statement of financial position. The Company's proportionate share in the income (loss) of Wilsonart is reported in Other income (expense) in the consolidated statement of income. As the Company's investment in Wilsonart is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment. The Company recorded a pre-tax loss of $30 million for the two-month period ended December 31, 2012 in Other income (expense) primarily due to transaction costs related to the formation of Wilsonart and the impact of purchase accounting. The Company recorded a pre-tax loss of $14 million for the twelve-month period ended December 31, 2013 in Other income (expense) related to its interest in Wilsonart.
Due to the Company's continuing involvement through its 49% interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Additionally, as of November 1, 2012, the operating results of

Decorative Surfaces are no longer reviewed by senior management of the Company and therefore, effective the fourth quarter of 2012, Decorative Surfaces was no longer a reportable segment of the Company.
Historical operating results of the former Decorative Surfaces segment for 2012 and 2011 were as follows:

In millions	For the Ten Months Ended October 31, 2012	For the Twelve Months Ended December 31, 2011
Operating revenues	$921	$1,084
Operating income	143	154

Discontinued Operations—The Company periodically reviews its operations for businesses which may no longer be aligned with its enterprise initiatives and long-term objectives. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations. The following summarizes the Company's discontinued operations.
The Company has restated the statement of income and the notes to financial statements to present the operating results of the held for sale and previously divested businesses discussed below as discontinued operations. Additionally, the gains and losses on disposal related to the sale of operations and affiliates and discontinued operations have been reclassified in the statement of cash flows to conform to current year reporting.
Third Quarter 2013 Discontinued Operations - In February 2013, the Company announced that it was initiating a review process to explore strategic alternatives for its Industrial Packaging segment. In September 2013, the Company’s Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company classified the Industrial Packaging segment as held for sale beginning in the third quarter of 2013.
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell its Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction is subject to regulatory approval and customary closing conditions and is expected to close by mid-2014.
In the third quarter of 2013, the Company also committed to plans for the divestiture of a construction distribution business previously included in the Construction Products segment and a specialty coatings business previously included in the Polymers & Fluids segment. These businesses were classified as held for sale beginning in the third quarter of 2013. The specialty coatings business was sold in the fourth quarter of 2013. The Company expects to sell the construction distribution business by mid-2014.
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
These included a consumer packaging business that was previously included in the Specialty Products segment, a packaging distribution business which was previously included in the former Industrial Packaging segment, and a welding manufacturing business previously included in the Welding segment.
In the second quarter of 2013, the Company divested one of the held for sale transportation related businesses, the machine components business, and the chemical manufacturing business. In the third quarter of 2013, the Company divested the second held for sale transportation related business. In the fourth quarter of 2013, the Company divested one construction distribution business. The Company expects to dispose of the remaining held for sale construction distribution business by mid-2014.
2011 Discontinued Operations - In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses included within the Specialty Products segment to Graco Inc. in a $650 million cash transaction. The sale of the finishing business to Graco was completed on April 2, 2012.
Additionally, in the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the Specialty Products segment and an electronic components business in the Test & Measurement and Electronics segment. In the third quarter of 2012, the Company divested the consumer packaging business. The electronic components business was sold in the fourth quarter of 2011.

Results of the discontinued operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Operating revenues	$2,769	$3,275	$3,742

Income before income taxes	$186	$886	$451
Income tax expense	(137)	(249)	(155)
Income from discontinued operations	$49	$637	$296
Included in income before income taxes from discontinued operations are net losses on disposal of $91 million in 2013, net gains of $499 million in 2012, and net losses of $4 million in 2011. The net losses in 2013 included a $39 million pre-tax loss related to the sale of one of the construction distribution businesses and a $20 million pre-tax loss related to the sale of one of the transportation businesses. The net gains in 2012 included a $452 million pre-tax gain on the sale of the finishing group of businesses. Also included in income before income taxes from discontinued operations in 2013 was a $42 million goodwill impairment charge recorded in connection with the anticipated sale of one of the transportation related businesses. In 2013, income tax expense from discontinued operations included $42 million of tax expense related to the legal restructuring of Industrial Packaging.
There were no held for sale businesses as of December 31, 2012. As of December 31, 2013, the assets and liabilities of the Industrial Packaging business and the two construction distribution businesses discussed above were included in assets and liabilities held for sale in the statement of financial position, as follows:

In millions	December 31, 2013
Trade receivables	$352
Inventories	244
Net plant and equipment	305
Goodwill and intangible assets	844
Other	91
Total assets held for sale	$1,836

Accounts payable	$87
Accrued expenses	139
Other	91
Total liabilities held for sale	$317

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

In millions except number of acquisitions	2013	2012	2011
Number of acquisitions	9	23	28
Net cash paid during the year	$369	$723	$1,308

The premium over tangible net assets recorded for acquisitions based on purchase price allocations during 2013, 2012 and 2011 was as follows:

	2013		2012		2011
In millions except weighted-average lives (years)	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded
Goodwill		$247		$333		$476
Amortizable intangible assets:
Customer lists and relationships	11.2	100	12.2	169	12.2	362
Patents and proprietary technology	9.8	34	8.2	38	9.6	98
Trademarks and brands	15.5	35	12.8	36	17.3	245
Noncompete agreements	3.8	1	4.5	29	5.0	27
Other	5.1	11	7.2	12	1.8	11
Total amortizable intangible assets	11.4	181	10.7	284	13.1	743
Indefinite-lived intangible assets:
Trademarks and brands		—		42		5
Total premium recorded		$428		$659		$1,224
Of the total goodwill recorded for acquisitions, the Company expects goodwill of $25 million in 2013, $15 million in 2012 and $302 million in 2011 will be tax deductible.

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

Research and Development Expenses are recorded as expense in the year incurred. These costs were $240 million in 2013, $240 million in 2012 and $221 million in 2011.

Rental Expense was $138 million in 2013, $144 million in 2012 and $143 million in 2011. Future minimum lease payments under non-cancelable leases for the years ending December 31 are as follows:

In millions
2014	$116
2015	87
2016	61
2017	43
2018	29
2019 and future years	40
$376

Advertising Expenses are recorded as expense in the year incurred. These costs were $67 million in 2013, $78 million in 2012 and $82 million in 2011.

Other Income (Expense) consisted of the following:

In millions	2013	2012	2011
Interest income	$50	$38	$38
Gain on acquisition of controlling interest in an equity investment	30	—	—
Income from investments	12	11	17
Gain (loss) on disposal of operations and affiliates	(5)	(2)	2
Gain (loss) on foreign currency transactions, net	(5)	(10)	(3)
Equity loss in Wilsonart	(14)	(30)	—
Other, net	4	4	(1)
	$72	$11	$53
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

Income Taxes—The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. The components of the provision for income taxes were as shown below:

In millions	2013	2012	2011
U.S. federal income taxes:
Current	$410	$474	$448
Deferred	84	250	(34)
	494	724	414
Foreign income taxes:
Current	153	239	91
Deferred	35	(29)	(82)
Benefit of net operating loss carryforwards	(13)	(30)	(4)
	175	180	5
State income taxes:
Current	64	64	60
Deferred	(16)	5	(31)
	48	69	29
	$717	$973	$448
Income from continuing operations before income taxes for domestic and foreign operations was as follows:

In millions	2013	2012	2011
Domestic	$1,444	$2,207	$1,270
Foreign	903	999	953
	$2,347	$3,206	$2,223

The reconciliation between the U.S. federal statutory tax rate and the effective tax rate was as follows:

	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	1.8	0.9	1.1
Differences between U.S. federal statutory and foreign tax rates	(3.4)	(2.2)	(2.8)
Nontaxable foreign interest income	(3.5)	(2.8)	(4.2)
Australian court decision	—	—	(7.5)
Tax effect of foreign dividends	2.4	0.7	0.5
Tax relief for U.S. manufacturers	(1.3)	(1.1)	(1.3)
Other, net	(0.4)	(0.2)	(0.6)
Effective tax rate	30.6%	30.3%	20.2%
Deferred U.S. federal income taxes and foreign withholding taxes have not been provided on the remaining undistributed earnings of certain international subsidiaries as these earnings are considered permanently invested. Undistributed earnings of these subsidiaries were approximately $9.0 billion and $8.3 billion as of December 31, 2013 and 2012, respectively. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.
The components of deferred income tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013		2012
In millions	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$312	$(795)	$382	$(901)
Inventory reserves, capitalized tax cost and LIFO inventory	58	(5)	68	(11)
Investments	32	(288)	37	(283)
Plant and equipment	25	(106)	14	(103)
Accrued expenses and reserves	76	—	58	—
Employee benefit accruals	296	—	362	—
Foreign tax credit carryforwards	112	—	31	—
Net operating loss carryforwards	694	—	709	—
Capital loss carryforwards	91	—	37	—
Allowances for uncollectible accounts	14	—	17	—
Pension liabilities	—	(13)	102	—
Deferred intercompany deductions	169	—	321	—
Other	124	(11)	122	(16)
Gross deferred income tax assets (liabilities)	2,003	(1,218)	2,260	(1,314)
Valuation allowances	(559)	—	(475)	—
Total deferred income tax assets (liabilities)	$1,444	$(1,218)	$1,785	$(1,314)
Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The valuation allowances recorded at December 31, 2013 and 2012 related primarily to certain net operating loss carryforwards and capital loss carryforwards.

At December 31, 2013, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross Carryforwards Related
In millions	to Net Operating Losses
2014	$2
2015	3
2016	3
2017	10
2018	12
2019	9
2020	76
2021	74
2022	19
2023	15
2024	11
2025	10
2026	7
2027	12
2028	5
2029	6
2030	3
2031	2
2032	8
2033	—
Do not expire	2,134
$2,421
The Company has foreign tax credit carryforwards of $112 million as of December 31, 2013 that are available for use by the Company between 2014 and 2023.
The changes in the amount of unrecognized tax benefits during 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Beginning balance	$249	$437	$718
Additions based on tax positions related to the current year	26	32	43
Additions for tax positions of prior years	40	62	74
Reductions for tax positions of prior years	(21)	(163)	(16)
Settlements	(27)	(125)	(377)
Foreign currency translation	1	6	(5)
Ending balance	$268	$249	$437
Included in the balance at December 31, 2013 are approximately $268 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate.
During the third quarter of 2013, the Company recorded a discrete tax charge of $40 million related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings.
During the fourth quarter of 2012, the Company came to an agreement with the Internal Revenue Service on issues related predominately to intercompany transactions and global legal structure reorganization transactions identified by the Internal Revenue Service during its 2008-2009 audit. Based on this agreement, the Company decreased its unrecognized tax benefits related to this matter by approximately $125 million and recorded an unfavorable tax charge of $35 million.

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
The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $37 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2006-2013
United Kingdom	2011-2013
Germany	2006-2013
France	2004-2013
Australia	2009-2013
The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties as of December 31, 2013 and 2012 was $21 million and $16 million, respectively.

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

In millions except per share amounts	2013	2012	2011
Income from continuing operations	$1,630	$2,233	$1,775
Income per share from continuing operations—Basic:
Weighted-average common shares	446.2	469.8	491.4
Income per share from continuing operations—Basic	$3.65	$4.75	$3.61
Income per share from continuing operations—Diluted:
Weighted-average common shares	446.2	469.8	491.4
Effect of dilutive stock options and restricted stock units	3.1	3.4	3.2
Weighted-average common shares assuming dilution	449.3	473.2	494.6
Income per share from continuing operations—Diluted	$3.63	$4.72	$3.59
Options that were considered antidilutive were not included in the computation of diluted income per share from continuing operations. The number of antidilutive options outstanding as of December 31, 2013, 2012, and 2011 was 0.1 million, 0.1 million and 5.0 million, respectively.

Cash and Equivalents included interest-bearing instruments of $2.0 billion at December 31, 2013 and $1.0 billion at December 31, 2012. These interest-bearing instruments have maturities of 90 days or less and are stated at cost, which approximates fair value.

Trade Receivables were net of allowances for uncollectible accounts. The changes in the allowances for uncollectible accounts during 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Beginning balance	$(65)	$(65)	$(70)
Provision charged to expense	(3)	(11)	(5)
Write-offs, net of recoveries	14	14	10
Acquisitions and divestitures	(1)	—	(4)
Foreign currency translation	1	(1)	2
Transfer to assets held for sale	8	—	—
Other	—	(2)	2
Ending balance	$(46)	$(65)	$(65)

Inventories at December 31, 2013 and 2012 were as follows:

In millions	2013	2012
Raw material	$445	$539
Work-in-process	145	152
Finished goods	657	894
	$1,247	$1,585
Inventories are stated at the lower of cost or market and include material, labor and factory overhead. The last-in, first-out (“LIFO”) method is used to determine the cost of the inventories at certain U.S. businesses. The first-in, first-out (“FIFO”) method, which approximates current cost, is used for all other inventories. Inventories priced at LIFO were approximately 20% and 21% of total inventories as of December 31, 2013 and 2012, respectively. If the FIFO method was used for all inventories, total inventories would have been approximately $85 million and $101 million higher than reported at December 31, 2013 and 2012, respectively.

Prepaid Expenses and Other Current Assets as of December 31, 2013 and 2012 were as follows:

In millions	2013	2012
Income tax refunds receivable	$120	$231
Value-added-tax receivables	68	71
Vendor advances	30	52
Other	148	168
	$366	$522

Net Plant and Equipment are stated at cost, less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred.
Depreciation was $270 million in 2013, $277 million in 2012 and $282 million in 2011, and was reflected primarily in cost of revenues. Depreciation included in income from discontinued operations was $29 million in 2013, $46 million in 2012 and $54 million in 2011. Depreciation of plant and equipment for financial reporting purposes is computed on an accelerated basis for U.S. businesses and on a straight-line basis for a majority of the international businesses.

Net plant and equipment consisted of the following at December 31, 2013 and 2012:

In millions	2013	2012
Land	$189	$237
Buildings and improvements	1,235	1,496
Machinery and equipment	3,145	3,761
Equipment leased to others	160	180
Construction in progress	143	157
Gross plant and equipment	4,872	5,831
Accumulated depreciation	(3,163)	(3,837)
Net plant and equipment	$1,709	$1,994
The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years
Equipment leased to others	Term of lease

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
Amortization and impairment of goodwill and other intangible assets for the years ended December 31, 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Goodwill:
Impairment	$—	$1	$—
Intangible Assets:
Amortization	250	252	219
Impairment	2	1	—
	$252	$254	$219
Income from discontinued operations included intangible asset amortization of $20 million in 2013, $36 million in 2012 and $39 million in 2011.
The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2013, 2012 and 2011. In the third quarter of 2013, these assessments resulted in no goodwill impairment charges and an intangible asset impairment charge of $2 million related to a manufacturer of specialty devices used to measure the flow of gases and fluids in the Test & Measurement and Electronics segment. In 2012, these assessments resulted in a goodwill impairment charge of $1 million related to the pressure sensitive adhesives reporting unit in the Test & Measurement and Electronics segment and an intangible asset impairment charge of $1 million related to a retail food weighing business in the Food Equipment segment. There were no impairment charges in 2011.

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings for the years ended December 31, 2013 and 2012 were as follows:

	2013			2012
In millions	Book Value	Fair Value	Total Impairment Charges	Book Value	Fair Value	Total Impairment Charges
Goodwill	$—	$—	$—	$146	$145	$1
Indefinite-lived intangible assets	42	40	2	5	4	1
The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

In millions	Auto-motive OEM	Test & Measurement and Electronics	Food Equip-ment	Polymers & Fluids	Welding	Construction Products	Specialty Products	Industrial Packaging	Decorative Surfaces	Total
Balance, December 31, 2011	$311	$1,188	$199	$1,019	$277	$590	$870	$731	$13	$5,198
2012 activity:
Acquisitions & divestitures	—	236	1	23	9	6	28	(6)	(13)	284
Impairment charges	—	(1)	—	—	—	—	—		—	(1)
Foreign currency translation	7	8	3	1	2	7	11	10	—	49
Balance, December 31, 2012	318	1,431	203	1,043	288	603	909	735	—	5,530
2013 activity:
Acquisitions & divestitures	—	2	86	9	10	(2)	139	—	—	244
Impairment charges	—	—	—	—	—	—	(42)	—	—	(42)
Foreign currency translation	2	—	5	(18)	(4)	(20)	5	(2)	—	(32)
Transfer to assets held for sale	—	(7)	—	(13)	—	(20)	(41)	(733)	—	(814)
Balance, December 31, 2013	$320	$1,426	$294	$1,021	$294	$561	$970	$—	$—	$4,886
Cumulative goodwill impairment charges, December 31, 2013	$24	$83	$60	$15	$5	$7	$46	$—	$—	$240
Income from discontinued operations included a goodwill impairment of $42 million in 2013.
The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. In 2013 and 2012, the Company made certain changes in its management reporting structure that resulted in changes in some of the reportable segments. Accordingly, the above table has been restated to reflect the reallocation of goodwill based on the current reportable segments. The segment changes did not result in any goodwill impairment charges in 2013 or 2012. See the Segment Information note for further discussion of these segment changes.
Intangible assets as of December 31, 2013 and 2012 were as follows:

	2013			2012
In millions	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,631	$(691)	$940	$1,749	$(661)	$1,088
Patents and proprietary technology	588	(311)	277	593	(285)	308
Trademarks and brands	689	(207)	482	747	(206)	541
Software	202	(188)	14	206	(188)	18
Noncompete agreements	155	(125)	30	204	(157)	47
Other	113	(98)	15	121	(109)	12
Total amortizable intangible assets	3,378	(1,620)	1,758	3,620	(1,606)	2,014
Indefinite-lived intangible assets:
Trademarks and brands	241	—	241	244	—	244
Total intangible assets	$3,619	$(1,620)	$1,999	$3,864	$(1,606)	$2,258
Amortizable intangible assets are being amortized primarily on a straight-line basis over their estimated useful lives of 3 to 20 years.

The estimated amortization expense of intangible assets for the future years ending December 31 is as follows:

In millions
2014	$238
2015	225
2016	213
2017	194
2018	173

Other Assets as of December 31, 2013 and 2012 consisted of the following:

In millions	2013	2012
Cash surrender value of life insurance policies	$400	$391
Equity investment in Wilsonart	164	174
Prepaid pension assets	134	57
Investments	130	146
Customer tooling	110	107
Other	259	301
	$1,197	$1,176

The Company reclassified Investments from a separate line on the statement of financial position to Other assets to conform to the current year reporting.

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
Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company’s expense related to defined contribution plans was $72 million in 2013, $78 million in 2012 and $74 million in 2011.
In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Switzerland, Canada and Germany.
Summarized information regarding the Company’s significant defined benefit pension and other postretirement benefit plans related to both continuing and discontinued operations is as follows:

	Pension			Other Postretirement Benefits
In millions	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$87	$100	$94	$12	$13	$14
Interest cost	100	107	116	24	27	30
Expected return on plan assets	(157)	(157)	(157)	(22)	(20)	(21)
Amortization of actuarial loss	65	57	39	1	1	—
Amortization of prior service cost	—	1	1	1	3	6
Settlement/curtailment loss	49	14	—	—	—	—
	$144	$122	$93	$16	$24	$29
Net periodic benefit cost was included in the statement of income as follows:

	Pension			Other Postretirement Benefits
In millions	2013	2012	2011	2013	2012	2011
Income from continuing operations	$131	$112	$82	$14	$22	$26
Income from discontinued operations	13	10	11	2	2	3
	$144	$122	$93	$16	$24	$29
The pension settlement charges in 2013 included $45 million tied primarily to higher lump sum pension payments resulting from the exit of Decorative Surfaces employees from the Company's U.S. primary pension plan. These charges were included in Income from Continuing Operations. Refer to the Divestiture of Majority Interest in Former Decorative Surfaces Segment note for further details regarding the Decorative Surfaces transaction.

The following tables provide a rollforward of the plan benefit obligations, plan assets and a reconciliation of funded status for the years ended December 31, 2013 and 2012 for continuing and discontinued operations:

	Pension		Other Postretirement Benefits
In millions	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at January 1	$2,655	$2,465	$589	$569
Service cost	87	100	12	13
Interest cost	100	107	24	27
Plan participants’ contributions	5	6	15	15
Amendments	—	5	—	—
Actuarial (gain) loss	(68)	204	(77)	45
Acquisitions/divestitures	(12)	(74)	—	—
Benefits paid	(247)	(196)	(47)	(45)
Medicare subsidy received	—	—	3	3
Liabilities from (to) other immaterial plans	10	—	—	—
Settlement/curtailment (gain) loss	(1)	5	—	(38)
Foreign currency translation	16	33	—	—
Benefit obligation at December 31	$2,545	$2,655	$519	$589

Change in plan assets:
Fair value of plan assets at January 1	$2,288	$2,054	$328	$297
Actual return on plan assets	294	240	66	31
Company contributions	136	190	8	30
Plan participants’ contributions	5	6	15	15
Acquisitions/divestitures	(16)	(38)	—	—
Benefits paid	(247)	(196)	(47)	(45)
Assets from immaterial plans	12	—	—	—
Foreign currency translation	15	32	—	—
Fair value of plan assets at December 31	$2,487	$2,288	$370	$328
Funded status	$(58)	$(367)	$(149)	$(261)
Other immaterial plans	(61)	(58)	(6)	(7)
Net liability at December 31	$(119)	$(425)	$(155)	$(268)
The amounts recognized in the statement of financial position as of December 31 consist of:
Other assets	$134	$57	$—	$—
Accrued expenses	(16)	(12)	(5)	(7)
Liabilities held for sale	(24)	—	(23)	—
Other noncurrent liabilities	(213)	(470)	(127)	(261)
Net liability at end of year	$(119)	$(425)	$(155)	$(268)
The pre-tax amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$568	$892	$(112)	$10
Prior service cost	6	7	—	2
	$574	$899	$(112)	$12
Accumulated benefit obligation	$2,273	$2,358
Plans with accumulated benefit obligation in excess of plan assets as of December 31:
Projected benefit obligation	$263	$1,928
Accumulated benefit obligation	$249	$1,741
Fair value of plan assets	$91	$1,524

Assumptions
The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.32%	3.85%	4.64%	4.95%	4.15%	4.95%
Rate of compensation increases	3.72%	3.86%	3.86%	—%	—%	—%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.85%	4.64%	5.05%	4.15%	4.95%	5.45%
Expected return on plan assets	7.28%	7.23%	7.39%	7.00%	7.00%	7.00%
Rate of compensation increases	3.86%	3.86%	3.94%	—%	—%	—%
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
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation at December 31 were as follows:

	2013	2012	2011
Health care cost trend rate assumed for the next year	8.00%	7.35%	8.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2020	2019	2019
A one percentage-point change in assumed health care cost trend rates would have the following impact:

In millions	1 Percentage-Point Increase	1 Percentage-Point Decrease
Change in service cost and interest cost for 2013	$1	$(1)
Change in postretirement benefit obligation at December 31, 2013	$12	$(14)
Plan Assets
The Company’s overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risk at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes, securities and investment managers. The target allocations for plan assets are 40% to 60% equity securities, 35% to 50% debt securities and 0% to 10% in other types of investments. The Company does not use derivatives for the purpose of speculation, leverage, circumventing investment guidelines or taking risks that are inconsistent with specified guidelines.
The assets in the Company’s postretirement health care plan are primarily invested in life insurance policies. The Company’s overall investment strategy for the assets in the postretirement health care fund is to invest in assets that provide a reasonable tax exempt rate of return while preserving capital.
The following tables present the fair value of the Company’s pension and other postretirement benefit plan assets at December 31, 2013 and 2012, by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

	2013
In millions	Level 1	Level 2	Level 3	Total
Pension Plan Assets:
Cash and equivalents	$27	$—	$—	$27
Equity securities:
Domestic	—	—	—	—
Foreign	77	—	—	77
Fixed income securities:
Government securities	—	314	—	314
Corporate debt securities	—	316	—	316
Mortgage-backed securities	—	10	—	10
Investment contracts with insurance companies	—	—	67	67
Commingled funds:
Mutual funds	459	—	—	459
Collective trust funds	—	1,135	—	1,135
Partnerships/private equity interests	—	—	81	81
Other	—	1	—	1
	$563	$1,776	$148	$2,487
Other Postretirement Benefit Plan Assets:
Cash and equivalents	$9	$—	$—	$9
Life insurance policies	—	—	361	361
	$9	$—	$361	$370

	2012
In millions	Level 1	Level 2	Level 3	Total
Pension Plan Assets:
Cash and equivalents	$26	$—	$—	$26
Equity securities:
Domestic	56	—	—	56
Foreign	85	—	—	85
Fixed income securities:
Government securities	—	245	—	245
Corporate debt securities	—	263	—	263
Mortgage-backed securities	—	12	—	12
Investment contracts with insurance companies	—	—	75	75
Commingled funds:
Mutual funds	387	—	—	387
Collective trust funds	—	1,055	—	1,055
Partnerships/private equity interests	—	—	84	84
	$554	$1,575	$159	$2,288
Other Postretirement Benefit Plan Assets:
Cash and equivalents	$34	$—	$—	$34
Life insurance policies	—	—	294	294
	$34	$—	$294	$328

Cash and equivalents include cash on hand and investments with maturities of 90 days or less and are valued at cost, which approximates fair value. Equity securities primarily include common and preferred equity securities covering a wide range of industries and geographies that are traded in active markets and are valued based on quoted prices. Fixed income securities primarily consist of U.S. and foreign government bills, notes and bonds, corporate debt securities, asset-backed securities and investment contracts. The majority of the assets in this category are valued by evaluating bid prices provided by independent financial data services. For securities where market data is not readily available, unobservable market data is used to value the security. Commingled funds include investments in public and private pooled funds. Mutual funds are traded in active markets and are valued based on quoted prices. The underlying investments include small-cap equity, international equity and long- and short-term fixed income instruments. Collective trust funds are private funds that are valued at the net asset value, which is determined based on the fair value of the underlying investments. The underlying investments include both passively and actively managed U.S. and foreign large- and mid-cap equity funds and short-term investment funds. Partnerships/private equity interests are investments in partnerships where the benefit plan is a limited partner. The investments are valued by the investment managers on a periodic basis using pricing models that use market, income and cost valuation methods. Life insurance policies are used to fund other postretirement benefits in order to obtain favorable tax treatment and are valued based on the cash surrender value of the underlying policies.
The following table presents a reconciliation of Level 3 assets measured at fair value for pension and other postretirement benefit plans during the years ended December 31, 2013 and 2012:

In millions	Corporate Debt Securities	Investment Contracts with Insurance Companies	Partnerships/ Private Equity Interests	Life Insurance Policies	Other	Total
December 31, 2011	$4	$69	$87	$263	$1	$424
2012 Activity:
Unrealized gains (losses)	—	5	4	31	—	40
Purchases and sales	—	1	(7)	—	—	(6)
Transfers	(4)	—	—	—	(1)	(5)
December 31, 2012	—	75	84	294	—	453
2013 Activity:
Realized gains (losses)	—	—	7	—	—	7
Unrealized gains (losses)	—	5	(1)	67	—	71
Purchases and sales	—	(13)	(9)	—	—	(22)
December 31, 2013	$—	$67	$81	$361	$—	$509
Cash Flows
The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $136 million to its pension plans and $7 million to its other postretirement benefit plans in 2014.
The Company’s portion of the benefit payments that are expected to be paid during the years ending December 31 is as follows:

In millions	Pension	Other Postretirement Benefits
2014	$223	$38
2015	177	39
2016	165	39
2017	172	40
2018	178	41
Years 2019-2023	912	210

Short-Term Debt as of December 31, 2013 and 2012 consisted of the following:

In millions	2013	2012
Commercial paper	$1,652	$408
Bank overdrafts	65	40
Current maturities of long-term debt	1,834	6
Other borrowings	—	5
	$3,551	$459
Commercial paper is stated at cost, which approximates fair value. The increase in commercial paper resulted primarily from the funding of share repurchases during 2013.
The Company has committed credit facilities that support the issuance of commercial paper. In June 2012, the Company entered into a $1.5 billion line of credit agreement with a termination date of June 8, 2017. In connection with the new line of credit, the Company terminated its $500 million revolving credit facility with a termination date of June 15, 2012 and its $1.0 billion line of credit agreement with a termination date of June 11, 2013. In June 2011, the Company entered into a $1.0 billion line of credit agreement with a termination date of June 10, 2016, which the Company terminated on August 16, 2013 and replaced with a $1.0 billion line of credit agreement with a termination date of August 15, 2018. These lines of credit support the issuance of commercial paper. No amounts were outstanding under either of the outstanding facilities at December 31, 2013.
The weighted-average interest rate on commercial paper was 0.2% at December 31, 2013 and 0.2% at December 31, 2012. The weighted-average interest rate on other borrowings was 0.6% at December 31, 2012.
As of December 31, 2013, the Company had unused capacity of approximately $325 million under international debt facilities.
On January 22, 2014, the Company entered into a $1.0 billion short-term line of credit agreement with a term of up to 364 days to provide additional liquidity under the Company's commercial paper program in order to fund short-term capital allocation needs.
In 2013, current maturities of long-term debt include the $1.0 billion of 5.25% Euro notes due October 1, 2014 and $800 million of 5.15% redeemable notes due April 1, 2014. See the Long-Term Debt note for further discussion.

Accrued Expenses as of December 31, 2013 and 2012 consisted of accruals for:

In millions	2013	2012
Compensation and employee benefits	$462	$529
Deferred revenue and customer deposits	207	243
Rebates	127	137
Warranties	50	51
Current portion of pension and other postretirement benefit obligations	21	19
Other	405	413
	$1,272	$1,392
The Company accrues for product warranties based on historical experience. The changes in accrued warranties during 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Beginning balance	$51	$55	$64
Charges	(44)	(44)	(47)
Provision charged to expense	43	44	37
Acquisitions and divestitures	2	(4)	3
Foreign currency translation	1	—	—
Transfer to liabilities held for sale	(3)	—	(2)
Ending balance	$50	$51	$55

Long-Term Debt at carrying value and fair value as of December 31, 2013 and 2012 consisted of the following:

	2013		2012
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value
5.15% notes due April 1, 2014	$800	$809	$800	$846
5.25% Euro notes due October 1, 2014	1,031	1,067	989	1,071
6.25% notes due April 1, 2019	700	834	700	877
4.88% notes due thru December 31, 2020	7	8	12	13
3.375% notes due September 15, 2021	349	350	349	381
4.875% notes due September 15, 2041	641	649	641	770
3.9% notes due September 1, 2042	1,090	944	1,089	1,132
Other borrowings	9	9	15	15
	$4,627	$4,670	$4,595	$5,105
Current maturities	(1,834)		(6)
	$2,793		$4,589
The approximate fair values of the Company’s long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs, which included market rates for comparable instruments as of December 31, 2013 and 2012.
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
Other debt outstanding at December 31, 2013 bears interest at rates ranging from 0.9% to 17.5%, with maturities through the year 2033.
The financial covenants in the Company's debt agreements limit total debt, including guarantees, to 50% of total capitalization. The Company’s total debt, including guarantees, was 41.3% of total capitalization as defined in the Company's debt agreements as of December 31, 2013, which was in compliance with these covenants.

Scheduled maturities of long-term debt for the future years ending December 31 are as follows:

In millions
2014	$1,834
2015	2
2016	1
2017	—
2018	—
2019 and future years	2,790
$4,627
At December 31, 2013, the Company had open stand-by letters of credit of approximately $184 million, of which approximately $132 million expires in 2014.

Other Noncurrent Liabilities at December 31, 2013 and 2012 consisted of the following:

In millions	2013	2012
Pension benefit obligation	$213	$470
Postretirement benefit obligation	127	261
Other	583	524
	$923	$1,255

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
Among the toxic tort cases in which the Company is a defendant, the Company and its subsidiaries Hobart Brothers Company and Miller Electric Mfg. Co. have been named, along with numerous other defendants, in lawsuits alleging injury from exposure to welding consumables. The plaintiffs in these suits claim unspecified damages for injuries resulting from alleged exposure to asbestos, manganese and/or toxic fumes in connection with the welding process. In the first quarter of 2012, the Company entered into an agreement resolving substantially all of the manganese-related claims for an immaterial amount. As of December 31, 2013, almost all of the manganese-related cases against the Company, Hobart Brothers and Miller Electric have been dismissed. The Company believes that the remaining asbestos and toxic fumes claims will not have a material adverse effect on the Company’s operating results, financial position or cash flows. The Company has not recorded any significant reserves related to these cases.

Preferred Stock, without par value, of which 0.3 million shares are authorized and unissued, is issuable in series. The Board of Directors is authorized to fix by resolution the designation and characteristics of each series of preferred stock. The Company has no present commitment to issue its preferred stock.

Common Stock, with a par value of $0.01, Additional Paid-In-Capital and Common Stock Held in Treasury transactions during 2013, 2012, and 2011 are shown below.

	Common Stock		Additional Paid-In- Capital	Common Stock Held in Treasury
In millions	Shares	Amount	Amount	Shares	Amount
Balance, December 31, 2010	538.5	$5	$461	(40.8)	$(1,741)
During 2011-
Shares issued for stock options	3.9	—	151	—	—
Shares issued for stock compensation and vesting of restricted stock	0.1	—	2	—	(1)
Stock compensation expense	—	—	56	—	—
Tax benefits related to stock options	—	—	13	—	—
Tax benefits related to defined contribution plans	—	—	3	—	—
Repurchases of common stock	—	—	—	(18.1)	(950)
Balance, December 31, 2011	542.5	5	686	(58.9)	(2,692)
During 2012-
Shares issued for stock options	6.3	—	285	—	—
Shares withheld for taxes	—	—	1	(0.3)	(19)
Shares issued for stock compensation and vesting of restricted stock	0.8	—	(10)	0.2	9
Stock compensation expense	—	—	54	—	—
Noncontrolling interest	—	—	(22)	—	—
Tax benefits related to stock options	—	—	14	—	—
Tax benefits related to defined contribution plans	—	—	4	—	—
Repurchases of common stock	—	—	—	(35.5)	(2,020)
Balance, December 31, 2012	549.6	5	1,012	(94.5)	(4,722)
During 2013-
Shares issued for stock options	0.4	1	9	4.0	198
Shares withheld for taxes	—	—	—	(0.2)	(11)
Shares issued for stock compensation and vesting of restricted stock	—	—	(28)	0.6	28
Stock compensation expense	—	—	36	—	1
Noncontrolling interest	—	—	(8)	—	—
Tax benefits related to stock options	—	—	23	—	—
Tax benefits related to defined contribution plans	—	—	2	—	—
Repurchases of common stock	—	—	—	(29.7)	(2,170)
Balance, December 31, 2013	550.0	$6	$1,046	(119.8)	$(6,676)
Authorized, December 31, 2013	700.0
On August 20, 2007, the Company’s Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $3.0 billion of the Company’s common stock over an open-ended period of time (the “2007 Program”). Under the 2007 Program, the Company repurchased approximately 16.3 million shares of its common stock at an average price of $53.51 per share during 2011. As of December 31, 2011, there were no authorized repurchases remaining under the 2007 Program.

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Under the 2011 Program, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $43.20 per share during 2011, approximately 35.5 million shares of its common stock at an average price of $56.93 per share during 2012, and approximately 26.4 million shares of its common stock at an average price of $71.89 per share during 2013. As of December 31, 2013, there were no authorized repurchases remaining under the 2011 Program.
On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the “2013 Program”). Under the 2013 Program, the Company repurchased approximately 3.3 million shares of its common stock at an average price of $81.62 per share during December 2013. As of December 31, 2013, there was approximately $5.7 billion of authorized repurchases remaining under the 2013 Program.
Cash Dividends declared were $1.60 per share in 2013, $1.48 per share in 2012 and $1.40 per share in 2011. Cash dividends paid were $1.18 per share in 2013, $1.84 per share in 2012 and $1.38 per share in 2011. The 2012 cash dividends included an accelerated dividend payment of $0.38 per share in December 2012, which was originally scheduled to be paid in January 2013.
Accumulated Other Comprehensive Income—Effective January 1, 2013, the Company adopted new accounting guidance that was issued in February 2013 requiring disclosure of amounts transferred out of accumulated other comprehensive income and recognized in the statement of income. The changes in accumulated other comprehensive income during 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Beginning balance	$293	$224	$427

Foreign currency translation adjustments during the period	(200)	146	(135)
Foreign currency translation adjustments reclassified to income	7	(52)	(6)
Total foreign currency translation adjustments	(193)	94	(141)

Pension and other postretirement benefit adjustments during the period	327	(159)	(147)
Pension and other postretirement benefit adjustments reclassified to income	122	121	48
Income taxes	(165)	13	37
Total pension and other postretirement benefit adjustments	284	(25)	(62)

Ending balance	$384	$293	$224
Foreign currency translation adjustments for the year ended December 31, 2011 are net of a $55 million increase for the resolution of an issue with the Internal Revenue Service in the U.S. related to a deduction for foreign exchange losses on an intercompany loan.
Foreign currency translation adjustments reclassified to income are primarily related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information. Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial losses and prior service cost, and settlement charges recognized in net periodic benefit cost. Refer to the Retirement Plans and Postretirement Benefits note for the amounts included in net periodic benefit cost. Pension and other postretirement benefit adjustments reclassified to income also include $6 million and $11 million for the twelve-month period ended December 31, 2013 and 2012, respectively, related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information.
As of December 31, 2013 and 2012, the ending balance of accumulated other comprehensive income consisted of cumulative translation adjustment income of $674 million and $867 million, respectively, and unrecognized pension and other postretirement benefits costs of $290 million and $574 million, respectively. The estimated unrecognized benefit cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is $49 million for pension and $5 million for other postretirement benefits.

Stock-Based Compensation—Stock options and restricted stock units have been issued to officers and other management employees under ITW’s 2011 Long-Term Incentive Plan (the “Plan”). The stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. Restricted stock units generally vest after a three-year period and include units with and without performance criteria. To cover the exercise of vested options and vesting of restricted stock units in 2011 and 2012, the Company generally issued new shares from its authorized but unissued share pool. Commencing in February 2013, the Company issued shares from treasury stock. At December 31, 2013, approximately 38 million shares of ITW common stock were reserved for issuance under the Plan. The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards.
The following summarizes the Company’s stock-based compensation expense:

In millions	2013	2012	2011
Pre-tax compensation expense	$30	$50	$51
Tax benefit	(10)	(18)	(16)
Total stock-based compensation recorded as expense, net of tax	$20	$32	$35
Pre-tax compensation expense included in income from discontinued operations was $6 million in 2013, $4 million in 2012 and $5 million in 2011.
The following table summarizes activity related to non-vested restricted stock units during 2013:

Shares in millions	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2013	1.6	$47.36
Granted	0.5	59.03
Vested	(0.6)	40.19
Canceled	(0.1)	50.51
Unvested, December 31, 2013	1.4	54.02
The following table summarizes stock option activity under the Plan for the year ended December 31, 2013:

In millions except exercise price and contractual terms	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2013	12.8	$48.50
Granted	1.3	63.86
Exercised	(4.5)	45.70
Canceled or expired	(0.2)	50.94
Under option, December 31, 2013	9.4	51.95	6.1 years	$300
Exercisable, December 31, 2013	6.3	48.98	5.0 years	$222
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

	2013	2012	2011
Risk-free interest rate	0.2-2.9%	0.2-2.1%	0.3-3.8%
Weighted-average volatility	21.1%	25.0%	25.0%
Dividend yield	2.72%	2.61%	2.80%
Expected years until exercise	6.6-7.6	7.6-7.8	7.6-7.9

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
The weighted-average grant-date fair value of options granted during 2013, 2012 and 2011 was $10.06, $11.48 and $12.34 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $108 million, $84 million and $63 million, respectively. As of December 31, 2013, there was $17 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years. Exercise of options during the years ended December 31, 2013, 2012 and 2011 resulted in cash receipts of $206 million, $285 million and $151 million, respectively. The total fair value of vested stock option awards during the years ended December 31, 2013, 2012 and 2011 was $16 million, $48 million and $33 million, respectively.
As of December 31, 2013, there was $21 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.8 years. The total fair value of vested restricted stock unit awards during the years ended December 31, 2013, 2012 and 2011 was $23 million, $31 million and $1 million, respectively.

Segment Information—The Company has 28 operating segments which are aggregated from the Company's approximately 90 divisions in 56 countries.
The Company periodically makes changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. Effective January 1, 2013, the Company made certain changes in how its operations are reported to senior management in order to better align its portfolio of businesses with its enterprise-wide portfolio management initiative. As a result of this reorganization, the Company's operations are internally reported as 28 operating segments to senior management as of December 31, 2013, which have been aggregated into the following seven external reportable segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products.
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

As discussed in the Divestiture of Majority Interest in Former Decorative Surfaces Segment note, the Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest in Wilsonart using the equity method of accounting. Effective November 1, 2012, the Company made changes to its management reporting structure and Decorative Surfaces is no longer a reportable segment of the Company.
As discussed in the Discontinued Operations note, in September 2013, the Company’s Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company classified the Industrial Packaging segment as held for sale beginning in the third quarter of 2013 and is no longer presenting this segment as part of its continuing operations.
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close by mid-2014.
The following is a description of the Company's seven reportable segments:
Automotive OEM—Components and fasteners for automotive-related applications.
Test & Measurement and Electronics—Equipment, consumables, and related software for testing and measuring of materials and structures, and equipment and consumables used in the production of electronic subassemblies and microelectronics.
Food Equipment—Commercial food equipment and related service.
Polymers & Fluids—Adhesives, sealants, lubrication and cutting fluids, janitorial and hygiene products, and fluids and polymers for auto aftermarket maintenance and appearance.
Welding—Arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.
Construction Products—Construction fastening systems and truss products.
Specialty Products—Beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners.

Segment information for 2013, 2012 and 2011 was as follows:

In millions	2013	2012	2011
Operating revenues:
Automotive OEM	$2,396	$2,171	$2,092
Test & Measurement and Electronics	2,176	2,299	2,011
Food Equipment	2,047	1,939	1,985
Polymers & Fluids	1,993	2,063	2,059
Welding	1,837	1,847	1,724
Construction Products	1,717	1,724	1,752
Specialty Products	2,007	1,871	1,856
Intersegment revenues	(38)	(44)	(48)
Total Segments	14,135	13,870	13,431
Decorative Surfaces	—	921	1,084
Total	$14,135	$14,791	$14,515
Operating income:
Automotive OEM	$490	$421	$386
Test & Measurement and Electronics	321	342	300
Food Equipment	385	332	311
Polymers & Fluids	335	327	328
Welding	464	470	440
Construction Products	238	201	218
Specialty Products	408	365	383
Total Segments	2,641	2,458	2,366
Decorative Surfaces	—	143	154
Unallocated	(127)	(126)	(159)
Total	$2,514	$2,475	$2,361
Depreciation and amortization and impairment of goodwill and intangible assets:
Automotive OEM	$80	$70	$69
Test & Measurement and Electronics	119	122	100
Food Equipment	50	47	50
Polymers & Fluids	103	102	94
Welding	37	34	31
Construction Products	49	57	57
Specialty Products	84	82	80
Total Segments	522	514	481
Decorative Surfaces	—	17	20
Discontinued Operations	91	82	93
Total	$613	$613	$594
Plant and equipment additions:
Automotive OEM	$119	$112	$96
Test & Measurement and Electronics	39	36	31
Food Equipment	37	34	36
Polymers & Fluids	28	29	28
Welding	35	38	26
Construction Products	32	29	36
Specialty Products	47	43	46
Total Segments	337	321	299
Decorative Surfaces	—	18	22
Discontinued Operations	31	43	32
Total	$368	$382	$353
Identifiable assets:
Automotive OEM	$1,571	$1,526
Test & Measurement and Electronics	2,772	2,851
Food Equipment	1,184	979
Polymers & Fluids	2,420	2,540
Welding	936	914
Construction Products	1,309	1,463
Specialty Products	1,939	1,898
Total Segments	12,131	12,171
Corporate	5,999	5,352
Assets held for sale	1,836	—
Industrial Packaging	—	1,786
Total	$19,966	$19,309

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.
Enterprise-wide information for 2013, 2012 and 2011 was as follows:

In millions	2013	2012	2011
Operating Revenues by Geographic Region:
United States	$6,030	$6,339	$5,988
Europe	3,902	4,110	4,391
Asia	1,673	1,783	1,695
Other North America	973	1,014	967
Australia/New Zealand	694	709	719
Other	863	836	755
	$14,135	$14,791	$14,515
Operating revenues by geographic region are based on the customers’ locations.
No single customer accounted for more than 5% of consolidated revenues in 2013, 2012 or 2011. Additionally, the Company has thousands of product lines within its businesses; therefore, providing operating revenues by product line is not practicable.
Total noncurrent assets, excluding deferred tax assets and financial instruments, were $9.8 billion and $11.0 billion at December 31, 2013 and 2012, respectively. Of these amounts, approximately 50% and 53% were attributed to U.S. operations for 2013 and 2012, respectively. The remaining amounts were attributed to the Company’s foreign operations, with no single country accounting for a significant portion.

QUARTERLY AND COMMON STOCK DATA (UNAUDITED)
Quarterly Financial Data
The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In millions except per share amounts	2013	2012	2013	2012	2013	2012	2013	2012
Operating revenues	$3,420	$3,740	$3,593	$3,834	$3,568	$3,733	$3,554	$3,484
Cost of revenues	2,078	2,312	2,155	2,356	2,148	2,289	2,173	2,177
Operating income	578	615	630	669	678	667	628	524
Income from continuing operations	401	410	416	457	406	445	407	921
Income (loss) from discontinued operations	(47)	76	49	424	46	79	1	58
Net income	354	486	465	881	452	524	408	979
Income per share from continuing operations:
Basic	0.89	0.85	0.93	0.97	0.91	0.96	0.93	2.00
Diluted	0.88	0.84	0.92	0.96	0.90	0.95	0.92	1.99
Net income per share:
Basic	0.78	1.01	1.04	1.86	1.01	1.13	0.93	2.13
Diluted	0.78	1.00	1.03	1.85	1.01	1.12	0.93	2.11
Certain reclassifications of prior years' data have been made to conform to current year reporting, including discontinued operations.
In the first quarter of 2013, the Company recorded a goodwill impairment charge and loss reserves on assets held for sale of $98 million after-tax, or $0.22 per diluted share, which were included in income (loss) from discontinued operations.
In the second quarter of 2012, the Company recorded an after-tax gain of $361 million, or $0.76 per diluted share, related to the sale of the finishing group of businesses, which was included in income (loss) from discontinued operations.
In the fourth quarter of 2012, the Company recorded an after-tax gain of $632 million, or $1.37 per diluted share, in income from continuing operations related to the sale of a 51% majority interest in the Decorative Surfaces segment.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

ITEM 9A. Controls and Procedures
Controls and Procedures
The Company’s management, with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2013. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.
Management Report on Internal Control over Financial Reporting
The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.
In connection with the evaluation by management, including the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2013 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. Other Information
Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company is incorporated by reference from the information under the captions "Election of Directors" and "Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.
Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board of Directors and Its Committees" and "Audit Committee Report" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.
Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers."
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.
Information regarding the Company’s code of ethics that applies to the Company’s President & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation
This information is incorporated by reference from the information under the captions "Executive Compensation," "Director Compensation," "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is incorporated by reference from the information under the captions "Ownership of ITW Stock" and "Equity Compensation Plan Information" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions "Ownership of ITW Stock," "Certain Relationships and Related Transactions" and "Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.
Information regarding director independence is incorporated by reference from the information under the captions "Corporate Governance Policies and Practices" and "Categorical Standards for Director Independence" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services
This information is incorporated by reference from the information under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

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
(3) Exhibits
(i) See the Exhibit Index within this Annual Report on Form 10-K.
(ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2013, with the exception of the agreements related to the 5.15% Notes due 2014, the 6.25% Notes due 2019, the 3.375% Notes due 2021, the 4.875% Notes due 2041, and the 3.9% Notes due 2042, which are described as Exhibit numbers 4(a) through (e) in the Exhibit Index. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February 2014.

ILLINOIS TOOL WORKS INC.

By:	/s/ E. SCOTT SANTI
E. Scott Santi
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of February 2014.

Signatures	Title

/s/ E. SCOTT SANTI	President & Chief Executive Officer, Director
E. Scott Santi	(Principal Executive Officer)

/s/ MICHAEL M. LARSEN	Senior Vice President & Chief Financial Officer
Michael M. Larsen	(Principal Financial Officer)

/s/ RANDALL J. SCHEUNEMAN	Vice President & Chief Accounting Officer
Randall J. Scheuneman	(Principal Accounting Officer)

DANIEL J. BRUTTO	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

JAMES W. GRIFFITH	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Chairman of the Board

JAMES A. SKINNER	Director

DAVID B. SMITH, JR.	Director

PAMELA B. STROBEL	Director

KEVIN M. WARREN	Director

ANRÉ D. WILLIAMS	Director

By: /s/ E. SCOTT SANTI
(E. Scott Santi, as Attorney-in-Fact)
Original powers of attorney authorizing E. Scott Santi to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

Exhibit Index
Annual Report on Form 10-K
2013

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

4(e)
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

10(g)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

10(h)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit Number	Description
10(i)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(j)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(k)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(l)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(m)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(n)*
Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(o)*
Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(p)*
Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(q)*	Form of company-wide growth plan grant filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(r)*	Form of company-wide growth plan grant filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(s)*	Form of Long-Term Incentive Cash grant filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(t)*
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

10(bb)
Letter Agreement, dated January 12, 2012, among the Company, Relational Investors LLC and the other parties named in the Letter Agreement, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 13, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit Number	Description
10(cc)
Letter Agreement dated March 1, 2013, among Illinois Tool Works Inc., Relational Investors LLC and the other parties named in the Letter Agreement, extending Letter Agreement dated January 12, 2012, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 29, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(dd)*
Separation, Release and Proprietary Interests Protection Agreement by and among Illinois Tool Works Inc. and Ronald D. Kropp dated April 2, 2013 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(ee)*
Severance Agreement by and among Illinois Tool Works Inc. and Ronald D. Kropp dated August 8, 2013 filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(ff)*
Retention and Incentive Award Agreement by and among Illinois Tool Works Inc. and Ronald D. Kropp dated August 8, 2013, superseding April 2, 2013 agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(gg)*
Retention and Incentive Award Letter Agreement executed May 1, 2013 between Craig Hindman and Illinois Tool Works Inc., filed as Exhibit 10.3 to the Company’s Current Form 10-Q filed on May 3, 2013 (Commission No. 1-4797) and incorporated herein by reference.

10(hh)*
Severance Letter Agreement executed May 1, 2013 between Craig Hindman and Illinois Tool Works Inc. filed as Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed May 3, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(ii)*
Letter Agreement by and between Illinois Tool Works Inc. and Michael M. Larsen dated August 14, 2013 filed as Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed November 1, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(jj)*
First Amendment to the ITW Contributory Retirement Income Plan dated February 15, 2013, filed as Exhibit 10.2 to the Company’s Current Form 10-Q filed on May 3, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

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

**
The following financial information from Illinois Tool Works Inc. Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Income Reinvested in the Business (iv) Statement of Financial Position, (v) Statement of Cash Flows and (vi) related Notes to Financial Statements.