Form 10-Q
period 2014-03-31
ILLINOIS TOOL WORKS INC
filed 2014-05-02
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2014: 412,586,405.

Part I – Financial Information
Item 1 – Financial Statements
Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
(In millions except per share amounts)	March 31,
	2014	2013
Operating Revenues	$3,569	$3,420
Cost of revenues	2,158	2,078
Selling, administrative, and research and development expenses	682	703
Amortization of intangible assets	62	61
Impairment of goodwill and other intangible assets	—	—
Operating Income	667	578
Interest expense	(64)	(60)
Other income (expense)	9	47
Income from Continuing Operations Before Income Taxes	612	565
Income Taxes	184	164
Income from Continuing Operations	428	401
Income (Loss) from Discontinued Operations	45	(47)
Net Income	$473	$354

Income Per Share from Continuing Operations:
Basic	$1.01	$0.89
Diluted	$1.01	$0.88
Income (Loss) Per Share from Discontinued Operations:
Basic	$0.11	$(0.10)
Diluted	$0.11	$(0.10)
Net Income Per Share:
Basic	$1.12	$0.78
Diluted	$1.11	$0.78
Cash Dividends Per Share:
Paid	$0.42	$—
Declared	$0.42	$0.38

Shares of Common Stock Outstanding During the Period:
Average	421.9	451.7
Average assuming dilution	425.0	454.8

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 31,
	2014	2013
Net income	$473	$354
Other Comprehensive Income:
Foreign currency translation adjustments	28	(150)
Pension and other postretirement benefit adjustments, net of tax	8	12
Comprehensive Income	$509	$216

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

(In millions)	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and equivalents	$3,547	$3,618
Trade receivables	2,563	2,365
Inventories	1,298	1,247
Deferred income taxes	335	384
Prepaid expenses and other current assets	345	366
Assets held for sale	1,940	1,836
Total current assets	10,028	9,816

Net plant and equipment	1,699	1,709
Goodwill	4,893	4,886
Intangible assets	1,936	1,999
Deferred income taxes	383	359
Other assets	1,231	1,197
	$20,170	$19,966

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$2,833	$3,551
Accounts payable	689	634
Accrued expenses	1,204	1,272
Cash dividends payable	174	181
Income taxes payable	84	69
Deferred income taxes	15	10
Liabilities held for sale	361	317
Total current liabilities	5,360	6,034

Noncurrent Liabilities:
Long-term debt	4,789	2,793
Deferred income taxes	522	507
Other liabilities	919	923
Total noncurrent liabilities	6,230	4,223

Stockholders’ Equity:
Common stock	6	6
Additional paid-in-capital	1,043	1,046
Income reinvested in the business	15,243	14,943
Common stock held in treasury	(8,138)	(6,676)
Accumulated other comprehensive income	420	384
Noncontrolling interest	6	6
Total stockholders’ equity	8,580	9,709
	$20,170	$19,966

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
(In millions)	March 31,
	2014	2013
Cash Provided by (Used for) Operating Activities:
Net income	$473	$354
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	68	76
Amortization and impairment of goodwill and other intangible assets	62	112
Change in deferred income taxes	12	4
Provision for uncollectible accounts	2	4
(Income) loss from investments	—	(5)
(Gain) loss on sale of plant and equipment	—	(2)
(Gain) loss on discontinued operations	—	65
(Gain) loss on sale of operations and affiliates	1	4
Stock-based compensation expense	9	9
Gain on acquisition of controlling interest in an equity investment	—	(30)
Other non-cash items, net	8	3
Change in assets and liabilities:
(Increase) decrease in-
Trade receivables	(197)	(175)
Inventories	(49)	(38)
Prepaid expenses and other assets	(39)	(31)
Increase (decrease) in-
Accounts payable	(5)	94
Accrued expenses and other liabilities	(38)	(132)
Income taxes	63	50
Other, net	(56)	4
Net cash provided by operating activities	314	366
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(2)	(56)
Additions to plant and equipment	(68)	(89)
Proceeds from investments	1	13
Proceeds from sale of plant and equipment	7	4
Net proceeds (payments) from discontinued operations	—	(3)
Other, net	(4)	(3)
Net cash provided by (used for) investing activities	(66)	(134)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(181)	—
Issuance of common stock	27	36
Repurchases of common stock	(1,440)	(344)
Net proceeds from (repayments of) debt with original maturities of three months or less	(722)	(4)
Proceeds from debt with original maturities of more than three months	1,988	—
Other, net	(1)	7
Net cash provided by (used for) financing activities	(329)	(305)
Effect of Exchange Rate Changes on Cash and Equivalents	10	(44)
Cash and Equivalents:
Increase (decrease) during the period	(71)	(117)
Beginning of period	3,618	2,779
End of period	$3,547	$2,662
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$46	$49
Cash Paid During the Period for Income Taxes, Net of Refunds	$114	$107
Liabilities Assumed from Acquisitions	$—	$51

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Financial Statements

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2013 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

(2)    Discontinued Operations

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
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell its Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014.
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

Results of the discontinued operations for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
(In millions)	March 31,
	2014	2013
Operating revenues	$586	$737

Income (loss) before income taxes	$72	$(19)
Income tax expense	(27)	(28)
Income (loss) from discontinued operations	$45	$(47)

Income (loss) before income taxes from discontinued operations was income of $72 million and a loss of $19 million for the three months ended March 31, 2014 and 2013, respectively. The loss in the first three months of 2013 included a $42 million goodwill impairment charge recorded in connection with the anticipated sale of one of the transportation related businesses and loss reserves on assets held for sale of $60 million.

As of March 31, 2014 and December 31, 2013, the assets and liabilities of the Industrial Packaging business and the two construction distribution businesses discussed above were included in assets and liabilities held for sale in the statement of financial position, as follows:

(In millions)	March 31, 2014	December 31, 2013
Trade receivables	$380	$352
Inventories	269	244
Net plant and equipment	322	305
Goodwill and intangible assets	845	844
Other	124	91
Total assets held for sale	$1,940	$1,836

Accounts payable	$115	$87
Accrued expenses	136	139
Other	110	91
Total liabilities held for sale	$361	$317

(3)    Gain on Acquisition of Controlling Interest in Equity Investment

On January 31, 2013, the Company acquired the controlling interest of an existing consumer packaging business in the Specialty Products segment previously accounted for under the equity method. The Company recorded a pre-tax gain of $30 million in Other income (expense) in the first three months of 2013 as a result of remeasuring the Company's existing equity interest to fair value by determining the implied equity value using a Level 3 valuation method.

(4)    Income Taxes

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company’s unrecognized tax benefits may be decreased by approximately $52 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

On February 18, 2014, the Company received a Notice of Deficiency (“NOD”) from the IRS asserting that a non-taxable return of capital received from a subsidiary was a taxable dividend distribution. The NOD assesses additional taxes of $70 million for the 2006 tax year. The Company intends to petition the United States Tax Court to challenge the NOD. Although the outcome of this process cannot be predicted with certainty, the Company believes it will be successful in defending its position.

(5)    Inventories

Inventories as of March 31, 2014 and December 31, 2013 were as follows:

(In millions)	March 31, 2014	December 31, 2013
Raw material	$448	$445
Work-in-process	162	145
Finished goods	688	657
Total inventories	$1,298	$1,247

(6)    Retirement Plans and Postretirement Benefits

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended
(In millions)	March 31,
	Pension		Other Postretirement Benefits
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$20	$23	$3	$3
Interest cost	26	24	6	6
Expected return on plan assets	(40)	(39)	(6)	(5)
Amortization of actuarial losses	12	19	(2)	—
Net periodic benefit cost	$18	$27	$1	$4

Net periodic benefit cost included in the statement of income was:
Income from continuing operations	$16	$24	$1	$4
Income (loss) from discontinued operations	2	3	—	—
Net periodic benefit cost	$18	$27	$1	$4

The Company expects to contribute approximately $136 million to its pension plans and $7 million to its other postretirement plans in 2014. As of March 31, 2014, contributions of $32 million to pension plans and $2 million to other postretirement plans have been made.

(7)    Debt

Short-term debt represents obligations with a maturity date of one year or less and are stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt. Current maturities of long-term debt included $800 million of 5.15% redeemable notes due April 1, 2014, which were repaid on the due date, and €750 million($1.0 billion) of 5.25% Euro notes due October 1, 2014. In addition, short-term debt included commercial paper of $950 million as of March 31, 2014 and $1.7 billion at December 31, 2013.
On January 22, 2014, the Company entered into a $1.0 billion short-term line of credit agreement with a term of up to 364 days to provide additional liquidity under the Company's commercial paper program in order to fund short-term capital allocation needs. No amount was outstanding under this facility at March 31, 2014.

Long-term debt represents obligations with a maturity date greater than one year, and excludes current maturities that have been reclassified to short-term debt. In February 2014, the Company issued $650 million of 0.9% notes due February 25, 2017, $650 million of 1.95% notes due March 1, 2019, and $700 million of 3.5% notes due March 1, 2024. Proceeds from the February 2014 debt issuance were used to repay commercial paper.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt reclassified to short-term debt, as of March 31, 2014 and December 31, 2013 were as follows:

(In millions)	March 31, 2014	December 31, 2013
Fair value	$6,774	$4,670
Carrying value	6,625	4,627

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs which included market rates for comparable instruments for the respective periods.

(8)    Accumulated Other Comprehensive Income

The following table summarizes changes in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

	Three Months Ended
(In millions)	March 31,
	2014	2013
Beginning balance	$384	$293

Foreign currency translation adjustments during the period	28	(154)
Foreign currency translation adjustments reclassified to income	—	4
Total foreign currency translation adjustments	28	(150)

Pension and other postretirement benefit adjustments reclassified to income	10	19
Income taxes	(2)	(7)
Total pension and other postretirement benefit adjustments	8	12

Ending balance	$420	$155

Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial losses recognized in net periodic benefit cost. Refer to the Retirement Plans and Postretirement Benefits note for the amounts included in net periodic benefit cost.

The ending balance of accumulated other comprehensive income as of March 31, 2014 and 2013 consisted of cumulative translation adjustment income of $702 million and $717 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $282 million and $562 million, respectively.

(9)    Segment Information

The Company has seven reportable segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding operating revenues and operating income for the Company's segments.

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

The discussion of operating results should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Enterprise Strategy

During 2012, the Company embarked on an Enterprise Strategy that includes three key initiatives - portfolio management, business structure simplification, and strategic sourcing. These enterprise initiatives are expected to enhance the business through 2017 and are targeted at expanding organic revenue growth and improving profitability and returns.

Portfolio Management - The Company's portfolio management initiative aims to construct a business portfolio that leverages the Company’s differentiated business model and growth potential. As part of this initiative, the Company reviews its operations for businesses that may no longer be aligned with its long-term objectives. As a result, the Company's divestiture activity increased over historical periods in 2012 and 2013 and is increasing further in 2014 with the divestiture of the Industrial Packaging segment. The Company has historically acquired businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. Going forward, the focus will be on businesses with sustainable differentiation and growth potential. Refer to the Discontinued Operations note in Item 1 - Financial Statements for discussion of the Company’s discontinued operations.

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
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014.

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

Consolidated Results of Operations

The Company’s consolidated results of operations for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2014	2013
Operating revenues	$3,569	$3,420
Operating income	667	578
Operating margin %	18.7%	16.9%

In the first quarter of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	3.3%	8.5%	0.8%
Changes in variable margins & overhead costs	—%	6.5%	1.1%
	3.3%	15.0%	1.9%
Acquisitions	1.5%	0.4%	(0.2)%
Divestitures	—%	—%	—%
Restructuring costs	—%	0.3%	0.1%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(0.4)%	(0.2)%	—%
Total	4.4%	15.5%	1.8%

Operating Revenues

Operating revenues increased 4.4% in the first quarter of 2014 versus 2013 primarily due to an increase in organic revenues and revenues from acquisitions. Worldwide organic revenues for the first quarter increased 3.3%. International organic revenues grew 6.3%. European organic revenues increased 4.8% primarily driven by growth in the Automotive OEM, Food Equipment, and Test & Measurement and Electronics segments, partially offset by a decline in the Welding segment. Asia Pacific organic revenues increased 7.2% primarily due to strong growth in Australia in the Construction Products segment and in China in the Automotive OEM segment. North American organic revenues increased a modest 1.0% primarily driven by the Automotive OEM and Food Equipment segments. North American organic revenue growth was negatively impacted by weak industrial capital spending in the Welding and Test & Measurement and Electronics segments. In addition, North American organic revenues declined in the Polymers & Fluids segment due to ongoing product line simplification ("PLS") activities. Acquisitions completed in 2013 contributed 1.5% to revenues in 2014 versus 2013 primarily due to the purchase of a European consumer packaging equipment business and a Chinese food equipment business.

Operating Income

Operating income increased 15.5% in the first quarter of 2014 versus 2013 primarily due to higher organic revenues and changes in variable margins and overhead expenses. Total base operating margins increased 190 basis points, primarily due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. The changes in variable margins and overhead costs increased base margins by 110 basis points driven primarily by the benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing, which contributed 120 basis points of improvement.

Results of Operations by Segment

Total operating revenues are as follows:

	Three Months Ended
(In millions)	March 31,
	2014	2013
Automotive OEM	$668	$589
Test & Measurement and Electronics	519	520
Food Equipment	511	467
Polymers & Fluids	479	492
Welding	463	472
Construction Products	416	409
Specialty Products	520	481
Intersegment revenues	(7)	(10)
Total Operating Revenues	$3,569	$3,420

Total operating income is as follows:

	Three Months Ended
(In millions)	March 31,
	2014	2013
Automotive OEM	$156	$117
Test & Measurement and Electronics	63	68
Food Equipment	95	78
Polymers & Fluids	80	72
Welding	119	122
Construction Products	61	48
Specialty Products	109	96
Unallocated	(16)	(23)
Total Operating Income	$667	$578

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

This segment primarily serves the automotive original equipment manufacturers and tiers, and automotive aftermarket markets.

The results of operations for the Automotive OEM segment for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2014	2013
Operating revenues	$668	$589
Operating income	156	117
Operating margin %	23.3%	19.8%

In the first quarter of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	13.0%	24.3%	2.0%
Changes in variable margins & overhead costs	—%	5.3%	0.9%
	13.0%	29.6%	2.9%
Acquisitions	—%	—%	—%
Divestitures	—%	—%	—%
Restructuring costs	—%	2.7%	0.5%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	0.4%	1.2%	0.1%
Total	13.4%	33.5%	3.5%

Operating Revenues

Operating revenues increased 13.4% in the first quarter of 2014 versus 2013 due to the increase in organic revenues and the favorable impact of currency translation. Worldwide automotive organic revenue growth of 13.0% exceeded worldwide auto builds of approximately 5%, primarily due to product penetration gains. European organic revenue growth of 14.4% exceeded auto build growth of 7%. Organic revenues for Asia Pacific increased 17.3% primarily due to organic revenue growth in China of 27.8%, which exceeded Chinese auto build growth of 10%. North American automotive organic revenues grew 10.7% as North American auto builds increased 6%.

Operating Income

Operating income increased 33.5% in the first quarter of 2014 versus 2013 primarily due to higher organic revenues and changes in variable margins and overhead costs. Total base operating margins increased 290 basis points primarily due to the positive operating leverage effect of the increase in organic revenues of 200 basis points and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 90 basis points primarily driven by the benefits of the Company's enterprise initiatives, partially offset by unfavorable selling price versus material cost comparisons of 20 basis points. Lower restructuring expenses increased total operating margins by 50 basis points.

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

This segment primarily serves the general industrial market, which includes industrial capital goods, energy, and other general industrial markets, electronics, automotive original equipment manufacturers and tiers, and consumer durables markets.

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2014	2013
Operating revenues	$519	$520
Operating income	63	68
Operating margin %	12.2%	13.0%

In the first quarter of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	(0.4)%	(1.3)%	(0.1)%
Changes in variable margins & overhead costs	—%	(0.3)%	(0.1)%
	(0.4)%	(1.6)%	(0.2)%
Acquisitions	—%	—%	—%
Divestitures	(0.1)%	0.4%	0.1%
Restructuring costs	—%	(6.1)%	(0.8)%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	0.4%	0.6%	0.1%
Total	(0.1)%	(6.7)%	(0.8)%

Operating Revenues

Operating revenues were essentially flat in the first quarter of 2014 versus 2013 as a slight decline in organic revenues was offset by the favorable effect of currency translation. Organic revenues for the worldwide test and measurement businesses decreased 1.0% primarily due to softness in industrial capital spending and order timing. Worldwide electronics organic revenues increased 0.4% primarily due to a 3.8% increase in the other electronics businesses, which include the contamination control and pressure sensitive adhesive businesses, resulting primarily from increased demand in China and Europe. Organic revenues for the electronic assembly businesses declined 7.2% primarily due to weak end market demand.

Operating Income

Operating income decreased 6.7% in the first quarter of 2014 versus 2013 primarily due to higher restructuring expenses and lower organic revenues, partially offset by the favorable effect of currency translation. Total base operating margins decreased 20 basis points due to lower organic revenues and changes in variable margins and overhead costs. The changes in variable margins and overhead costs decreased base margins by 10 basis points primarily due to higher overhead expenses of 30 basis points, including additional investments in China, offset by the benefits of the Company's enterprise initiatives. Higher restructuring expenses diluted total operating margins by 80 basis points.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

This segment primarily serves the food service, food institutional/restaurant, and food retail markets.

The results of operations for the Food Equipment segment for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2014	2013
Operating revenues	$511	$467
Operating income	95	78
Operating margin %	18.6%	16.7%

In the first quarter of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	5.3%	14.3%	1.4%
Changes in variable margins & overhead costs	—%	8.7%	1.4%
	5.3%	23.0%	2.8%
Acquisitions	3.3%	1.2%	(0.4)%
Divestiture	—%	—%	—%
Restructuring costs	—%	(3.5)%	(0.6)%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	0.8%	1.2%	0.1%
Total	9.4%	21.9%	1.9%

Operating Revenues

Operating revenues increased 9.4% in the first quarter of 2014 versus 2013 primarily due to the increase in organic revenues and revenues from an acquisition. North American organic revenues increased 5.5% as equipment revenues increased 6.0% and service revenues increased 4.5% due to new product innovation, expanded service capabilities, and improved market penetration. International organic revenues increased 5.3% as equipment revenues increased 7.1% primarily due to growth in warewash and refrigeration businesses from new product innovation. International service organic revenues increased 1.7% primarily due to expanded service capabilities in Europe. The increase in revenues from acquisitions was due to the purchase of a Chinese food equipment business in the third quarter of 2013.

Operating Income

Operating income increased 21.9% in the first quarter of 2014 versus 2013 primarily due to higher organic revenues and changes in variable margins and overhead costs, partially offset by higher restructuring expenses. Total base operating margins increased 280 basis points due to the positive operating leverage effect of the increase in organic revenues and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 140 basis points primarily driven by the benefits of the Company's enterprise initiatives and favorable selling price versus material cost comparisons of 30 basis points. Higher restructuring expenses reduced total operating margins by 60 basis points. Acquisitions diluted total operating margins by 40 basis points primarily due to amortization expense related to intangible assets.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, janitorial and hygiene products, and fluids and polymers for auto aftermarket maintenance and appearance.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive aftermarket, general industrial, maintenance, repair and operations or “MRO”, and construction markets.

The results of operations for the Polymers & Fluids segment for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2014	2013
Operating revenues	$479	$492
Operating income	80	72
Operating margin %	16.6%	14.6%

In the first quarter of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	(0.4)%	(1.1)%	(0.1)%
Changes in variable margins & overhead costs	—%	10.5%	1.5%
	(0.4)%	9.4%	1.4%
Acquisitions	—%	(0.1)%	—%
Divestitures	—%	—%	—%
Restructuring costs	—%	3.1%	0.6%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(2.3)%	(2.4)%	—%
Total	(2.7)%	10.0%	2.0%

Operating Revenues

Operating revenues decreased 2.7% in the first quarter of 2014 versus 2013 primarily due to the unfavorable effect of currency translation. Organic revenues for the polymers and hygiene businesses decreased 8.2% primarily due to continued product line simplification ("PLS") activities and the exiting of low margin businesses. Organic revenues for the worldwide fluids businesses increased 4.1% primarily due to growth in Europe and Brazil. Organic revenues for the worldwide automotive aftermarket businesses increased 1.8% due to growth in the North American car care businesses.

Operating Income

Operating income increased 10.0% in the first quarter of 2014 versus 2013 primarily due to changes in variable margins and overhead costs and lower restructuring expenses, partially offset by the unfavorable effect of currency translation. Total base operating margins increased 140 basis points primarily due to lower operating expenses resulting from the benefits of the Company's enterprise initiatives. Lower restructuring expenses increased total operating margins by 60 basis points.
WELDING

Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.

In the Welding segment, products include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

This segment primarily serves the general industrial market, which includes the energy, fabrication, industrial capital goods and other general industrial markets, maintenance, repair and operations or “MRO”, and construction markets.

The results of operations for the Welding segment for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2014	2013
Operating revenues	$463	$472
Operating income	119	122
Operating margin %	25.7%	26.0%

In the first quarter of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	(2.0)%	(3.1)%	(0.3)%
Changes in variable margins & overhead costs	—%	3.1%	0.8%
	(2.0)%	—%	0.5%
Acquisitions	1.2%	0.1%	(0.2)%
Divestitures	—%	—%	—%
Restructuring costs	—%	(2.1)%	(0.6)%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(1.0)%	(0.9)%	—%
Total	(1.8)%	(2.9)%	(0.3)%

Operating Revenues

Operating revenues decreased 1.8% in the first quarter of 2014 versus 2013 due to a decline in organic revenues and the unfavorable effect of currency translation, partially offset by revenues from acquisitions. Worldwide welding organic revenues declined 2.0%. International organic revenues decreased 9.5% primarily due to the ongoing strategic exit from the Chinese ship building end market and softness in the Chinese oil and gas pipeline end market. North American welding organic revenues increased 1.0%, but were impacted by weak capital spending from key heavy equipment manufacturers. The increase from acquisition revenues was primarily due to the purchase of a European supplier of welding consumables in the first quarter of 2013.

Operating Income

Operating income decreased 2.9% in the first quarter of 2014 versus 2013 primarily due to lower organic revenues, higher restructuring expenses and the unfavorable effect of currency translation, partially offset by changes in variable margins and overhead costs. Total base operating margins increased 50 basis points. Changes in variable margins and overhead costs increased base margins primarily due to favorable selling price versus material cost comparisons of 80 basis points. Higher restructuring expenses diluted total operating margins by 60 basis points.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, commercial construction and renovation construction markets.

The results of operations for the Construction Products segment for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2014	2013
Operating revenues	$416	$409
Operating income	61	48
Operating margin %	14.8%	11.7%

In the first quarter of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	4.7%	17.4%	1.4%
Changes in variable margins & overhead costs	—%	15.6%	1.7%
	4.7%	33.0%	3.1%
Acquisitions	—%	—%	—%
Divestitures	—%	—%	—%
Restructuring costs	—%	1.4%	0.2%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	(3.0)%	(5.6)%	(0.2)%
Total	1.7%	28.8%	3.1%

Operating Revenues

Operating revenues increased 1.7% in the first quarter of 2014 versus 2013 due to an increase in organic revenues, partially offset by the unfavorable effect of currency translation. International organic revenues increased 7.2%. Organic revenues in Asia Pacific increased 13.9% primarily due to stronger residential end market growth in Australia and stronger commercial end market growth in New Zealand. European organic revenues increased 1.3% primarily due to strength in the U.K. Organic revenues in North America increased 0.2% as U.S. residential organic revenues grew 6.7% and U.S. renovation organic revenues grew 0.3%, offset by U.S. commercial organic revenues, which declined by 7.7%.

Operating Income

Operating income increased 28.8% in the first quarter of 2014 versus 2013 primarily due to higher organic revenues and lower operating expenses, partially offset by the unfavorable effect of currency translation. Total base operating margins increased 310 basis points. The increase was driven by changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. The changes in variable margins and overhead costs increased base margins by 170 basis points primarily due to lower overhead costs resulting from the benefits of the Company's enterprise initiatives, partially offset by unfavorable selling price versus material cost comparisons of 20 basis points. Lower restructuring expenses increased total operating margins by 20 basis points.

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

This segment primarily serves the food and beverage, general industrial market, which includes industrial capital goods and other general industrial markets, consumer durables, and printing and publishing markets.

The results of operations for the Specialty Products segment for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2014	2013
Operating revenues	$520	$481
Operating income	109	96
Operating margin %	21.1%	19.9%

In the first quarter of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	1.5%	3.4%	0.4%
Changes in variable margins & overhead costs	—%	3.0%	0.6%
	1.5%	6.4%	1.0%
Acquisitions	6.0%	1.2%	(1.0)%
Divestitures	—%	—%	—%
Restructuring costs	—%	5.6%	1.1%
Impairment of goodwill & intangibles	—%	—%	—%
Translation	0.6%	1.1%	0.1%
Total	8.1%	14.3%	1.2%

Operating Revenues

Operating revenues increased 8.1% in the first quarter of 2014 versus 2013 due to an increase in acquisition and organic revenues and the favorable effect of currency translation. Worldwide consumer packaging organic revenues increased 1.3%. Worldwide ground support organic revenues increased 10.4%. Worldwide appliance organic revenues declined 0.5%. Acquisition revenue was primarily due to the third quarter 2013 purchase of a European consumer packaging equipment business.

Operating Income

Operating income increased 14.3% in the first quarter of 2014 versus 2013 primarily due to lower restructuring expenses, an increase in organic revenues and changes in variable margins and overhead costs. Total base operating margins increased 100 basis points due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues of 40 basis points. The changes in variable margins and overhead costs increased base margins by 60 basis points driven by the benefits of the Company's enterprise initiatives, partially offset by unfavorable selling price versus material cost comparisons of 50 basis points. Acquisitions diluted total operating margins by 100 basis points primarily due to amortization expense related to intangible assets. Lower restructuring expenses increased total operating margins by 110 basis points.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense in the first quarter of 2014 increased slightly to $62 million versus $61 million in the first quarter of 2013.

INTEREST EXPENSE

Interest expense increased to $64 million in the first quarter of 2014, which included interest expense on the notes issued in February 2014, versus $60 million in the first quarter of 2013. Refer to the Debt note in Item 1 - Financial Statements for further information regarding the notes issued in February 2014.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $9 million in the first quarter of 2014 versus income of $47 million in the first quarter of 2013. This decrease was primarily due to a pre-tax gain of $30 million in the first quarter of 2013 related to the acquisition of the controlling interest in an existing equity investment. Refer to the Gain on Acquisition of Controlling Interest in Equity Investment note in Item 1 - Financial Statements for further details regarding the gain related to the acquired controlling interest.

INCOME TAXES

The effective tax rate for the first quarter of 2014 increased slightly to 30.0% versus 29.0% in the first quarter of 2013.

FOREIGN CURRENCY

For the first quarter of 2014 the impact of foreign currencies against the U.S. Dollar decreased operating revenues by approximately $17 million (approximately 40 basis points) and decreased income from continuing operations by approximately $2 million ($0.01 per diluted share) versus the first quarter of 2013.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income (loss) from discontinued operations was income of $45 million in the first quarter of 2014 versus a loss of $47 million in the first quarter of 2013. The loss in the first quarter of 2013 included a $42 million goodwill impairment charge recorded in connection with the anticipated sale of one of the transportation related businesses and loss reserves on assets held for sale of $60 million. Refer to the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2013, new accounting guidance was issued which clarifies that an entity should release cumulative translation adjustments into net income when the entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, which is consistent with the Company's prior accounting policy. The new guidance became effective for the Company on January 1, 2014 and did not have a significant impact on the Company's financial statements.

In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for the Company beginning January 1, 2015. The guidance applies prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. In addition, the Company had $3.5 billion of cash on hand at March 31, 2014 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	investment in existing businesses to fund internal growth;

•	payment of an attractive dividend to shareholders;

•	share repurchases; and

•	acquisitions.

In September 2013, the Company's Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company classified the Industrial Packaging segment as held for sale in the third quarter of 2013 and is no longer presenting this segment as part of its continuing operations. As to the impact of this divestiture on the Company’s income per share from continuing operations and capital structure going forward, the Company also indicated that it intends to repurchase approximately 50 million shares through a program utilizing its existing share repurchase authorization to offset the full amount of divestiture-related dilution of income per share from continuing operations through a combination of sale proceeds, free operating cash flow and additional leverage. As a result, the Company repurchased approximately 14.0 million shares of its common stock in the fourth quarter of 2013 and approximately 18.5 million additional shares of its common stock in the first quarter of 2014. The Company expects to substantially complete this program by the end of the second quarter of 2014.

On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014.

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

Summarized cash flow information for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended
(In millions)	March 31,
	2014	2013
Net cash provided by operating activities	$314	$366
Additions to plant and equipment	(68)	(89)
Free operating cash flow	$246	$277

Cash dividends paid	$(181)	$—
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(2)	(56)
Repurchases of common stock	(1,440)	(344)
Net proceeds from (repayments of) debt	1,266	(4)
Other	30	54
Effect of exchange rate changes on cash and equivalents	10	(44)
Net increase (decrease) in cash and equivalents	$(71)	$(117)

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). In the first quarter of 2013, the Company repurchased approximately 5.8 million shares of its common stock at an average price of $62.86 under the 2011 Program. The 2011 Program was fully utilized in the fourth quarter of 2013. On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). In the first quarter of 2014, the Company repurchased approximately 18.5 million shares of its common stock at an average price of $80.94 under the 2013 Program. As of March 31, 2014, there was $4.2 billion of authorized repurchases remaining under the 2013 Program.

Adjusted Return on Average Invested Capital

The Company uses adjusted return on average invested capital (“adjusted ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. Adjusted ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's net investment in the former Industrial Packaging segment and the equity investment in the Wilsonart business (formerly Decorative Surfaces). Average invested capital is calculated using balances at the start of the period and at the end of each quarter. For the first quarter of 2014 and 2013, adjusted ROIC was as follows:

	Three Months Ended
(Dollars in millions)	March 31,
	2014	2013
Operating income	$667	$578
Tax rate	30.0%	29.0%
Income taxes	(200)	(168)
Operating income after taxes	$467	$410

Invested capital:
Trade receivables	$2,563	$2,789
Inventories	1,298	1,514
Net assets held for sale	1,579	232
Net plant and equipment	1,699	1,960
Goodwill and intangible assets	6,829	7,574
Accounts payable and accrued expenses	(1,893)	(1,984)
Other, net	580	544
Total invested capital	$12,655	$12,629

Average invested capital	$12,545	$12,735
Adjustment for Wilsonart (formerly Decorative Surfaces)	(161)	(172)
Adjustment for Industrial Packaging	(1,521)	(1,493)
Adjusted average invested capital	$10,863	$11,070
Annualized adjusted return on average invested capital	17.2%	14.8%

The annualized adjusted ROIC increase of 240 basis points for the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of an improvement in after-tax operating income of 13.9% and a 1.9% decrease in adjusted average invested capital.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2014 and December 31, 2013 is summarized as follows:

(Dollars in millions)	March 31, 2014	December 31, 2013	Increase/ (Decrease)
Current assets:
Cash and equivalents	$3,547	$3,618	$(71)
Trade receivables	2,563	2,365	198
Inventories	1,298	1,247	51
Other	680	750	(70)
Assets held for sale	1,940	1,836	104
	10,028	9,816	212
Current liabilities:
Short-term debt	2,833	3,551	(718)
Accounts payable and accrued expenses	1,893	1,906	(13)
Other	273	260	13
Liabilities held for sale	361	317	44
	5,360	6,034	(674)
Net working capital	$4,668	$3,782	$886
Current ratio	1.9	1.6

The increase in net working capital as of March 31, 2014 is primarily due to lower short-term debt resulting from $702 million net repayments of commercial paper funded through the first quarter debt offering.

Cash and equivalents totaled approximately $3.5 billion as of March 31, 2014 and $3.6 billion as of December 31, 2013, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, or used to fund new international acquisitions. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by short-term and long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt and total debt to capitalization as of March 31, 2014 and December 31, 2013 were as follows:

(Dollars in millions)	March 31, 2014	December 31, 2013
Short-term debt	$2,833	$3,551
Long-term debt	4,789	2,793
Total debt	$7,622	$6,344
Total debt to total capitalization	47.0%	39.5%

The Company had outstanding commercial paper of $950 million as of March 31, 2014 and $1.7 billion as of December 31, 2013, which was included in short-term debt. Short-term debt also included $800 million of 5.15% redeemable notes due April 1, 2014, which were repaid on the due date, and €750 million ($1.0 billion) of 5.25% Euro notes due October 1, 2014.

On January 22, 2014, the Company entered into a $1.0 billion short-term line of credit agreement with a term of up to 364 days to provide additional liquidity under the Company's commercial paper program in order to fund short-term capital allocation needs. No amount was outstanding under this facility at March 31, 2014.

In February 2014, the Company issued $650 million of 0.9% notes due February 25, 2017, $650 million of 1.95% notes due March 1, 2019, and $700 million of 3.5% notes due March 1, 2024. Proceeds from the February 2014 debt issuances were used to repay commercial paper.

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

Total debt to adjusted EBITDA for the trailing twelve month periods ended March 31, 2014 and December 31, 2013 was as follows:

(Dollars in millions)
	March 31, 2014	December 31, 2013
Total debt	$7,622	$6,344

Income from continuing operations	$1,657	$1,630
Add:
Interest expense	243	239
Other income	(34)	(72)
Income taxes	737	717
Depreciation	272	270
Amortization and impairment of goodwill and other intangible assets	253	252
Adjusted EBITDA	$3,128	$3,036
Total debt to adjusted EBITDA ratio	2.4	2.1

Stockholders’ Equity

The changes to stockholders’ equity during 2014 were as follows:

(In millions)
Total stockholders’ equity, December 31, 2013	$9,709
Net income	473
Cash dividends declared	(174)
Repurchases of common stock	(1,500)
Stock option and restricted stock activity	34
Foreign currency translation adjustments	28
Other	10
Total stockholders’ equity, March 31, 2014	$8,580

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the timing and amount of benefits from the Company's enterprise strategy, the adequacy of internally generated funds and credit facilities to meet dividend payout objectives and to fund share repurchases and debt service obligations, the cost and availability of additional financing, the Company's contributions to its pension and postretirement benefit plans, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, (3) disruptions to our business as the Company implements its enterprise initiatives, (4) market conditions and availability of financing to fund the Company's share repurchases, (5) negative effects of divestitures, including EPS dilution and impairment charges, (6) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (7) the unfavorable impact of foreign currency fluctuations, (8) potential negative impact of acquisitions on the Company’s profitability and return on invested capital, (9) decreases in credit availability, (10) raw material price increases and supply shortages, (11) a delay in, or reduction in, introducing new products into the Company’s product lines or failure to protect the Company's intellectual property, (12) unfavorable tax law changes and tax authority rulings, (13) financial market risks to the Company’s obligations under its defined benefit pension plans, and (14) potential adverse outcomes in legal proceedings. A more detailed description of these risks is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2014. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2014 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). In the first quarter of 2013, the Company repurchased approximately 5.8 million shares of its common stock at an average price of $62.86 under the 2011 Program. The 2011 Program was fully utilized in the fourth quarter of 2013. On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). In the first quarter of 2014, the

Company repurchased approximately 18.5 million shares of its common stock at an average price of $80.94 under the 2013 Program. As of March 31, 2014, there was $4.2 billion of authorized repurchases remaining under the 2013 Program.

Share repurchase activity under the Company's share buyback program for the first quarter of 2014 was as follows:

(In millions except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
January 2014	5.4	$81.56	5.4	$5,288
February 2014	5.9	$79.66	5.9	$4,819
March 2014	7.2	$81.53	7.2	$4,231
Total	18.5		18.5

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

2.1
Stock Purchase Agreement, dated as of February 6, 2014, between Illinois Tool Works Inc. and certain of its subsidiaries and Vault Bermuda Holding Co. Ltd. filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 12, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

4.1
Officers' Certificate dated February 25, 2014, establishing the terms, and setting forth the forms, of the 0.900% Notes due 2017, the 1.950% Notes due 2019 and the 3.500% Notes due 2024 filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 26, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10.1*
Terms of Option Grant Pursuant to the Illinois Tool Works Inc. 2011 Long-Term Incentive Plan filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10.2*
Terms of Restricted Stock Unit Grant Pursuant to the Illinois Tool Works Inc. 2011 Long-Term Incentive Plan filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10.3*
Terms of Performance Restricted Stock Unit Grant Pursuant to the Illinois Tool Works Inc. 2011 Long-Term Incentive Plan filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10.4*
Terms of Long-Term Incentive Cash Grant pursuant to the Illinois Tool Works Inc. 2011 Long-Term Incentive Plan filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 1, 2014	By: /s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)