Form 10-Q
period 2014-06-30
ILLINOIS TOOL WORKS INC
filed 2014-08-08
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2014: 396,513,007.

Part I – Financial Information
Item 1 – Financial Statements
Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions except per share amounts)	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenues	$3,719	$3,593	$7,288	$7,013
Cost of revenues	2,219	2,155	4,377	4,233
Selling, administrative, and research and development expenses	677	747	1,359	1,450
Amortization of intangible assets	60	61	122	122
Operating Income	763	630	1,430	1,208
Interest expense	(64)	(59)	(128)	(119)
Other income (expense)	7	10	16	57
Income from Continuing Operations Before Income Taxes	706	581	1,318	1,146
Income Taxes	212	165	396	329
Income from Continuing Operations	494	416	922	817
Income from Discontinued Operations	998	49	1,043	2
Net Income	$1,492	$465	$1,965	$819

Income Per Share from Continuing Operations:
Basic	$1.22	$0.93	$2.23	$1.81
Diluted	$1.21	$0.92	$2.22	$1.80
Income Per Share from Discontinued Operations:
Basic	$2.47	$0.11	$2.52	$—
Diluted	$2.45	$0.11	$2.50	$—
Net Income Per Share:
Basic	$3.69	$1.04	$4.76	$1.82
Diluted	$3.66	$1.03	$4.72	$1.81
Cash Dividends Per Share:
Paid	$0.42	$0.38	$0.84	$0.38
Declared	$0.42	$0.38	$0.84	$0.76

Shares of Common Stock Outstanding During the Period:
Average	404.7	449.6	413.3	450.7
Average assuming dilution	407.6	452.5	416.3	453.7

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$1,492	$465	$1,965	$819
Other Comprehensive Income:
Foreign currency translation adjustments	(50)	(251)	(22)	(401)
Pension and other postretirement benefit adjustments, net of tax	(11)	108	(3)	120
Comprehensive Income	$1,431	$322	$1,940	$538

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

(In millions)	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and equivalents	$5,297	$3,618
Trade receivables	2,598	2,365
Inventories	1,305	1,247
Deferred income taxes	307	384
Prepaid expenses and other current assets	284	366
Assets held for sale	—	1,836
Total current assets	9,791	9,816

Net plant and equipment	1,700	1,709
Goodwill	4,904	4,886
Intangible assets	1,876	1,999
Deferred income taxes	368	359
Other assets	1,297	1,197
	$19,936	$19,966

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,070	$3,551
Accounts payable	683	634
Accrued expenses	1,278	1,272
Cash dividends payable	167	181
Income taxes payable	715	69
Deferred income taxes	10	10
Liabilities held for sale	—	317
Total current liabilities	3,923	6,034

Noncurrent Liabilities:
Long-term debt	6,140	2,793
Deferred income taxes	515	507
Other liabilities	918	923
Total noncurrent liabilities	7,573	4,223

Stockholders’ Equity:
Common stock	6	6
Additional paid-in-capital	1,064	1,046
Income reinvested in the business	16,568	14,943
Common stock held in treasury	(9,562)	(6,676)
Accumulated other comprehensive income	359	384
Noncontrolling interest	5	6
Total stockholders’ equity	8,440	9,709
	$19,936	$19,966

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
(In millions)	June 30,
	2014	2013
Cash Provided by (Used for) Operating Activities:
Net income	$1,965	$819
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	137	154
Amortization and impairment of goodwill and other intangible assets	122	178
Change in deferred income taxes	51	49
Provision for uncollectible accounts	5	5
(Income) loss from investments	(6)	(5)
(Gain) loss on sale of plant and equipment	—	(1)
(Gain) loss on discontinued operations	(1,709)	76
(Gain) loss on sale of operations and affiliates	5	6
Stock-based compensation expense	21	18
Gain on acquisition of controlling interest in an equity investment	—	(30)
Other non-cash items, net	4	4
Change in assets and liabilities:
(Increase) decrease in-
Trade receivables	(232)	(315)
Inventories	(55)	(33)
Prepaid expenses and other assets	(71)	5
Increase (decrease) in-
Accounts payable	(22)	75
Accrued expenses and other liabilities	(1)	30
Income taxes	746	(7)
Other, net	(73)	(19)
Net cash provided by operating activities	887	1,009
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(6)	(77)
Additions to plant and equipment	(146)	(178)
Proceeds from investments	11	14
Proceeds from sale of plant and equipment	15	11
Net proceeds from sale of discontinued operations	3,177	59
Proceeds from sales of operations and affiliates	9	1
Other, net	14	(6)
Net cash provided by (used for) investing activities	3,074	(176)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(355)	(171)
Issuance of common stock	81	128
Repurchases of common stock	(2,905)	(677)
Net proceeds from (repayments of) debt with original maturities of three months or less	(1,680)	42
Proceeds from debt with original maturities of more than three months	3,329	1
Repayments of debt with original maturities of more than three months	(801)	(1)
Other, net	7	14
Net cash provided by (used for) financing activities	(2,324)	(664)
Effect of Exchange Rate Changes on Cash and Equivalents	42	(180)
Cash and Equivalents:
Increase (decrease) during the period	1,679	(11)
Beginning of period	3,618	2,779
End of period	$5,297	$2,768
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$93	$95
Cash Paid During the Period for Income Taxes, Net of Refunds	$343	$232
Liabilities Assumed from Acquisitions	$4	$72

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
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell its Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after tax) in the second quarter of 2014, and is subject to customary post-close adjustments.
In the third quarter of 2013, the Company also committed to plans for the divestiture of a construction distribution business previously included in the Construction Products segment and a specialty coatings business previously included in the Polymers & Fluids segment. These businesses were classified as held for sale beginning in the third quarter of 2013. The specialty coatings business was sold in the fourth quarter of 2013. The construction distribution business was sold in the second quarter of 2014.
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
In the second quarter of 2013, the Company divested one of the held for sale transportation related businesses, the machine components business, and the chemical manufacturing business. In the third quarter of 2013, the Company divested the second held for sale transportation related business. In the fourth quarter of 2013, the Company divested one construction distribution business and the remaining construction distribution business was sold in the second quarter of 2014.

Results of the discontinued operations for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$212	$759	$798	$1,496

Income before income taxes	$1,724	$69	$1,796	$50
Income tax expense	(726)	(20)	(753)	(48)
Income from discontinued operations	$998	$49	$1,043	$2

Income before income taxes from discontinued operations was income of $1.8 billion and $50 million for the six months ended June 30, 2014 and 2013, respectively. The income in the first six months of 2014 included the pre-tax gain of $1.7 billion ($1.1 billion after tax) on the sale of the Industrial Packaging segment recorded in the second quarter of 2014. Income tax expense in the first six months of 2014 includes $175 million of U.S. income tax expense related to the repatriation of approximately $1.3 billion of international proceeds from the sale of the Industrial Packaging segment. The income in the first six months of 2013 included a $42 million goodwill impairment charge recorded in connection with the anticipated sale of one of the transportation related businesses discussed above and loss reserves on assets held for sale of $67 million.

There were no businesses classified as held for sale as of June 30, 2014. As of December 31, 2013, the assets and liabilities of the Industrial Packaging business and the two construction distribution businesses discussed above were included in assets and liabilities held for sale in the statement of financial position, as follows:

(In millions)	December 31, 2013
Trade receivables	$352
Inventories	244
Net plant and equipment	305
Goodwill and intangible assets	844
Other	91
Total assets held for sale	$1,836

Accounts payable	$87
Accrued expenses	139
Other	91
Total liabilities held for sale	$317

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

(4)    Income Taxes

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company’s unrecognized tax benefits may be decreased by approximately $8 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

On February 18, 2014, the Company received a Notice of Deficiency (“NOD”) from the IRS asserting that a non-taxable return of capital received from a subsidiary was a taxable dividend distribution. The NOD assesses additional taxes of $70 million for the 2006 tax year, plus interest and penalties. In May 2014, the Company petitioned the United States Tax Court to challenge the NOD. The Company's petition was subsequently denied and the case will proceed to court. Although the outcome of this process cannot be predicted with certainty, the Company believes it will be successful in defending its position.

(5)    Inventories

Inventories as of June 30, 2014 and December 31, 2013 were as follows:

(In millions)	June 30, 2014	December 31, 2013
Raw material	$456	$445
Work-in-process	153	145
Finished goods	696	657
Total inventories	$1,305	$1,247

(6)    Retirement Plans and Postretirement Benefits

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended				Six Months Ended
(In millions)	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$20	$23	$2	$3	$40	$46	$5	$6
Interest cost	26	24	6	6	52	48	12	12
Expected return on plan assets	(39)	(39)	(6)	(6)	(79)	(78)	(12)	(11)
Amortization of actuarial (gain)/loss	12	19	(1)	—	24	38	(3)	—
Amortization of prior service cost	—	—	—	1	—	—	—	1
Settlement loss/curtailment (gain)	2	34	(9)	—	2	34	(9)	—
Net periodic benefit (income)/cost	$21	$61	$(8)	$4	$39	$88	$(7)	$8

Amounts were included in the statement of income as follows:
Continuing operations	$18	$59	$1	$4	$34	$83	$2	$8
Discontinued operations	3	2	(9)	—	5	5	(9)	—
Net periodic benefit (income)/cost	$21	$61	$(8)	$4	$39	$88	$(7)	$8

In the second quarter of 2013, the Company recognized a $34 million pre-tax settlement charge tied primarily to higher lump sum pension payments related to the exit of Decorative Services employees from the Company's U.S. primary pension plan. The Company expects to contribute approximately $136 million to its pension plans and $7 million to its other postretirement plans in 2014. As of June 30, 2014, contributions of $111 million to pension plans and $3 million to other postretirement plans have been made.

(7)    Debt

Short-term debt represents obligations with a maturity date of one year or less and are stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt. Short-term debt as of June 30, 2014 and December 31, 2013 included €750 million of 5.25% Euro notes which mature on October 1, 2014. In addition, at December 31, 2013, short-term debt included $800 million of 5.15% redeemable notes due April 1, 2014, which were repaid on the due date, and commercial paper of $1.7 billion. No commercial paper was outstanding as of June 30, 2014.

On January 22, 2014, the Company entered into a $1.0 billion short-term line of credit agreement with a term of up to 364 days to provide additional liquidity under the Company's commercial paper program in order to fund short-term capital allocation needs. This short-term line of credit agreement was terminated on May 15, 2014.

Long-term debt represents obligations with a maturity date greater than one year, and excludes current maturities that have been reclassified to short-term debt. In February 2014, the Company issued $650 million of 0.9% notes due February 25, 2017 at 99.861% of face value, $650 million of 1.95% notes due March 1, 2019 at 99.871% of face value, and $700 million of 3.5% notes due March 1, 2024 at 99.648% of face value. Net proceeds from the February 2014 debt issuance were used to repay commercial paper.

In May 2014, the Company issued €500 million of 1.75% Euro notes due May 20, 2022 at 99.16% of face value and €500 million of 3.0% Euro notes due May 19, 2034 at 98.089% of face value. The carrying values of the Euro notes were $679 million and $672 million, respectively, as of June 30, 2014. Net proceeds from the May 2014 debt issuances were used for general corporate purposes. The Company designated the €1.0 billion of Euro notes as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income. The unrealized gain recorded in Accumulated other comprehensive income related to the net investment hedge was $1 million as of June 30, 2014.

The Company has committed lines of credit of $2.5 billion in the U.S. to support its commercial paper program. In May 2014, the Company amended its financial covenants within these agreements. The previous financial covenant, limiting total debt to total capitalization, was replaced with a minimum interest coverage ratio. As of June 30, 2014, the Company was in compliance with this covenant and there were no amounts outstanding under these credit agreements.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2014 and December 31, 2013 were as follows:

(In millions)	June 30, 2014	December 31, 2013
Fair value	$7,425	$4,670
Carrying value	7,170	4,627

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs which included market rates for comparable instruments for the respective periods.

(8)    Accumulated Other Comprehensive Income

The following table summarizes changes in Accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$420	$155	$384	$293

Foreign currency translation adjustments during the period	82	(253)	110	(407)
Foreign currency translation adjustments reclassified to income	(132)	2	(132)	6
Total foreign currency translation adjustments	(50)	(251)	(22)	(401)

Pension and other postretirement benefit adjustments during the period	(41)	111	(41)	111
Pension and other postretirement benefit adjustments reclassified to income	19	58	29	77
Income taxes	11	(61)	9	(68)
Total pension and other postretirement benefit adjustments	(11)	108	(3)	120

Ending balance	$359	$12	$359	$12

Foreign currency translation adjustments reclassified to income are primarily related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information. Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial losses and prior service cost, and settlement loss/curtailment gain recognized in net periodic benefit cost. Refer to the Retirement Plans and Postretirement Benefits note for the amounts included in net periodic benefit cost.

The ending balance of accumulated other comprehensive income as of June 30, 2014 and 2013 consisted of cumulative translation adjustment income of $652 million and $466 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $293 million and $454 million, respectively.

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

Portfolio Management - The Company's portfolio management initiative aims to construct a business portfolio that leverages the Company’s differentiated business model and growth potential. As part of this initiative, the Company reviews its operations for businesses that may no longer be aligned with its long-term objectives. As a result, the Company's divestiture activity increased in 2012, 2013 and 2014. With the sale of the Company's former Industrial Packaging segment on May 1, 2014, the Company's portfolio management initiative is essentially complete. The Company has historically acquired businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. Going forward, the Company will emphasize organic growth and focus on acquisitions with sustainable differentiation and growth potential. Refer to the Discontinued Operations note in Item 1 - Financial Statements for discussion of the Company’s discontinued operations.

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

An integral part of the Company's 80/20 business process and enterprise strategy is the focus on product line and customer base simplification, or "PLS." PLS focuses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. PLS is a core element of the Company's 80/20 business process and is key to improving the Company's long-term operating and financial performance.

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
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after tax) in the second quarter of 2014, and is subject to customary post-close adjustments.

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

These held for sale businesses discussed above, as well as certain previously divested businesses, are reported as discontinued operations in the statement of income. All related prior period income statement information has been restated to conform to the current year reporting of these businesses. The Company has completed the divestiture of all of the businesses previously classified as discontinued operations. Refer to the Discontinued Operations note in Item 1 - Financial Statements for discussion of the Company’s discontinued operations.

Consolidated Results of Operations

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$3,719	$3,593	$7,288	$7,013
Operating income	763	630	1,430	1,208
Operating margin %	20.5%	17.5%	19.6%	17.2%

In the second quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	1.4%	3.4%	0.4%	2.3%	5.9%	0.6%
Changes in variable margins & overhead costs	—%	13.7%	2.3%	—%	10.2%	1.7%
	1.4%	17.1%	2.7%	2.3%	16.1%	2.3%
Acquisitions and divestitures	1.2%	0.7%	(0.1)%	1.3%	0.6%	(0.2)%
Restructuring costs	—%	2.3%	0.4%	—%	1.4%	0.2%
Translation	0.9%	1.1%	—%	0.3%	0.4%	0.1%
Total	3.5%	21.2%	3.0%	3.9%	18.5%	2.4%

Operating Revenues

Operating revenues increased 3.5% and 3.9% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to an increase in organic revenues, revenues from acquisitions and the favorable impact of currency translation. Total organic revenues increased 1.4% and 2.3% in the second quarter and year-to-date periods, respectively, as worldwide demand was mixed. International organic revenues grew 1.8% and 4.0% in the second quarter and year-to-date periods. Asia Pacific organic revenues increased 6.5% and 6.8% in the respective periods, primarily due to growth in Automotive OEM in China and Construction Products in Australia. European organic revenues increased 0.6% and 2.6% in the second quarter and year-to-date periods, respectively, primarily driven by the Automotive OEM and Test & Measurement and Electronics segments, partially offset by Welding. North American organic revenues increased 1.2% and 1.1% in the second quarter and year-to-date periods, respectively, as growth in the Automotive OEM, Food Equipment and Welding segments was partially offset by a decline in revenues in Polymers & Fluids due to ongoing product line and customer base simplification ("PLS") for each of the respective periods. The acquisitions of a European consumer packaging equipment business and a Chinese food equipment business completed in 2013 contributed 1.3% and 1.4% to revenues in the second quarter and year-to-date periods, respectively.

Operating Income

Operating income increased 21.2% and 18.5% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to changes in variable margins and overhead costs, higher organic revenues and lower restructuring expenses. In the second quarter of 2013, the Company recognized a $34 million pre-tax pension settlement charge tied primarily to higher lump-sum pension payments related to the exit of Decorative Surfaces employees. Total base operating margins increased 270 and 230 basis points in the second quarter and year-to-date periods, respectively, due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. The changes in variable margins and overhead costs increased base margins by 230 and 170 basis points in the second quarter and year-to-date periods, respectively. The benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing, contributed 120 basis points of improvement in each respective period, and base margins were favorably impacted by 90 and 50 basis points in the respective periods due to the prior year pension settlement charge mentioned above. Lower restructuring expenses in the second quarter and year-to-date periods favorably impacted total operating margins by 40 and 20 basis points, respectively.

Results of Operations by Segment

Total operating revenues are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2014	2013	2014	2013
Automotive OEM	$671	$614	$1,339	$1,203
Test & Measurement and Electronics	558	542	1,077	1,062
Food Equipment	537	491	1,048	958
Polymers & Fluids	506	525	985	1,017
Welding	470	480	933	952
Construction Products	444	446	860	855
Specialty Products	540	506	1,060	987
Intersegment revenues	(7)	(11)	(14)	(21)
Total Operating Revenues	$3,719	$3,593	$7,288	$7,013

Total operating income is as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2014	2013	2014	2013
Automotive OEM	$158	$126	$314	$243
Test & Measurement and Electronics	85	74	148	142
Food Equipment	105	92	200	170
Polymers & Fluids	99	96	179	168
Welding	124	128	243	250
Construction Products	81	61	142	109
Specialty Products	130	113	239	209
Unallocated	(19)	(60)	(35)	(83)
Total Operating Income	$763	$630	$1,430	$1,208

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

This segment primarily serves the automotive original equipment manufacturers and tiers, and automotive aftermarket markets.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$671	$614	$1,339	$1,203
Operating income	158	126	314	243
Operating margin %	23.7%	20.6%	23.5%	20.2%

In the second quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	7.8%	14.2%	1.2%	10.3%	19.0%	1.6%
Changes in variable margins & overhead costs	—%	6.9%	1.3%	—%	6.2%	1.1%
	7.8%	21.1%	2.5%	10.3%	25.2%	2.7%
Acquisitions and divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	2.7%	0.5%	—%	2.7%	0.5%
Translation	1.4%	1.9%	0.1%	1.0%	1.5%	0.1%
Total	9.2%	25.7%	3.1%	11.3%	29.4%	3.3%

Operating Revenues

Operating revenues increased 9.2% and 11.3% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 due to the increase in organic revenues and the favorable effect of currency translation. As a result of product penetration gains, worldwide automotive organic revenue grew 7.8% and 10.3% for the second quarter and year-to-date periods, respectively, exceeding worldwide auto builds, which grew 2% and 4% over the respective periods. North American automotive organic revenues grew 7.7% and 9.2% for the second quarter and year-to-date periods, respectively, as North American auto builds increased 4% versus each of the respective prior year periods. European organic revenue growth of 8.6% and 11.4% for the second quarter and year-to-date periods, respectively, exceeded auto build growth of 2% in the second quarter and 5% in the year-to-date period. Organic revenues for Asia Pacific increased 16.0% and 16.6% in the second quarter and year-to-date periods, respectively, primarily due to organic revenue increases in China of 22.2% and 24.9%, respectively, which exceeded Chinese auto build growth of 11% and 10% versus the respective prior year periods.

Operating Income

Operating income increased 25.7% and 29.4% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 due to higher organic revenues, changes in variable margins and overhead costs, lower restructuring expenses and the favorable impact of currency translation. Total base operating margins increased 250 and 270 basis points for the second quarter and year-to-date periods, respectively, due to the positive operating leverage effect of the increase in organic revenues of 120 and 160 basis points in the respective periods and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 130 and 110 basis points in the second quarter and year-to-date periods, respectively, primarily driven by the benefits of the Company's enterprise initiatives, partially offset by unfavorable selling price versus material cost comparisons of 40 and 30 basis points in each respective period. Lower restructuring expenses increased total operating margins by 50 basis points in each respective period.

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$558	$542	$1,077	$1,062
Operating income	85	74	148	142
Operating margin %	15.2%	13.7%	13.8%	13.4%

In the second quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	1.4%	4.7%	0.4%	0.5%	1.8%	0.2%
Changes in variable margins & overhead costs	—%	8.7%	1.2%	—%	4.5%	0.6%
	1.4%	13.4%	1.6%	0.5%	6.3%	0.8%
Acquisitions and divestitures	(0.1)%	0.2%	—%	(0.1)%	0.3%	—%
Restructuring costs	—%	(2.0)%	(0.3)%	—%	(4.0)%	(0.5)%
Translation	1.4%	2.1%	0.2%	0.9%	1.4%	0.1%
Total	2.7%	13.7%	1.5%	1.3%	4.0%	0.4%

Operating Revenues

Operating revenues increased 2.7% and 1.3% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to the increase in organic revenues and the favorable effect of currency translation. Organic revenues for the worldwide test and measurement businesses increased 5.5% and 2.2% in the second quarter and year-to-date periods, respectively, primarily due to improved North American demand in the second quarter. Worldwide electronics organic revenues decreased 2.8% and 1.2% in the second quarter and year-to-date periods, respectively, primarily due to 10.9% and 9.2%

declines in the electronic assembly businesses in the second quarter and year-to-date periods, respectively, resulting primarily from electronic assembly orders in 2013 that did not recur in the second quarter of 2014. Organic revenues for the other electronics businesses increased 1.2% and 2.5% in the second quarter and year-to-date periods, respectively.

Operating Income

Operating income increased 13.7% and 4.0% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to changes in variable margins and overhead costs, higher organic revenues and the favorable effect of currency translation, partially offset by higher restructuring expenses. Total base operating margins increased 160 and 80 basis points in the second quarter and year-to-date periods, respectively, due to changes in variable margins and overhead costs and higher organic revenues. The changes in variable margins and overhead costs increased base margins by 120 and 60 basis points in the respective periods, primarily due to benefits resulting from the Company's enterprise initiatives, and favorable selling price versus material cost comparisons of 30 and 20 basis points, respectively. Higher restructuring expenses diluted total operating margins by 30 and 50 basis points in the second quarter and year-to-date periods, respectively.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

This segment primarily serves the food service, food institutional/restaurant, and food retail markets.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$537	$491	$1,048	$958
Operating income	105	92	200	170
Operating margin %	19.5%	18.7%	19.1%	17.7%

In the second quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	3.4%	8.4%	0.9%	4.3%	11.1%	1.2%
Changes in variable margins & overhead costs	—%	(2.3)%	(0.4)%	—%	2.8%	0.4%
	3.4%	6.1%	0.5%	4.3%	13.9%	1.6%
Acquisitions and divestitures	4.1%	3.1%	(0.2)%	3.7%	2.2%	(0.3)%
Restructuring costs	—%	3.0%	0.5%	—%	—%	—%
Translation	2.0%	2.2%	—%	1.4%	1.7%	0.1%
Total	9.5%	14.4%	0.8%	9.4%	17.8%	1.4%

Operating Revenues

Operating revenues increased 9.5% and 9.4% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to the increase in organic revenues, revenues from an acquisition and the favorable effect of currency translation. North American organic revenues increased 4.3% and 4.9% in the second quarter and year-to-date periods, respectively, as equipment revenues increased 3.6% and 4.9%, respectively, primarily due to growth associated with new product innovation in the refrigeration and cooking businesses. North American service revenues increased 4.8% and 4.9%, respectively. International organic revenues increased 2.6% and 3.9% in the second quarter and year-to-date periods, respectively, as equipment revenues increased 5.3% and 6.2%, respectively, primarily due to growth in warewash and refrigeration businesses from new product innovation. International service organic revenues declined 2.2% and 0.3% in the second quarter and year-to-date periods, respectively, primarily due to lower sales activity in France. The increase in revenues from acquisitions was due to the purchase of a Chinese food equipment business in the third quarter of 2013.

Operating Income

Operating income increased 14.4% in the second quarter of 2014 primarily due to higher organic revenues, income from an acquisition, lower restructuring expenses, and the favorable effect of currency translation, partially offset by changes in variable margins and overhead costs. Total base operating margins increased 50 basis points in the second quarter due to the positive operating leverage effect of the increase in organic revenues, partially offset by changes in variable margins and overhead costs. The changes in variable margins and overhead costs decreased base margins by 40 basis points in the second quarter primarily due to higher overhead expenses driven by higher research and development expenses, partially offset by the benefits of the Company's enterprise initiatives and favorable selling price versus material cost comparisons of 20 basis points. In the year-to-date period, operating income increased 17.8% due to higher organic revenues, changes in variable margins and overhead costs, income from an acquisition, and the favorable effect of currency translation. Total base operating margins increased 160 basis points in the year-to-date period due to the positive operating leverage effect of the increase in organic revenues and the changes in variable margins and overhead costs. In the year-to-date period, the changes in variable margins and overhead costs increased base margins by 40 basis points primarily driven by the benefits of the Company's enterprise initiatives and favorable selling price versus material cost comparisons of 20 basis points, partially offset by higher research and development expenses. Acquisitions diluted total operating margins by 20 and 30 basis points in the second quarter and year-to-date periods, respectively, primarily due to amortization expense related to intangible assets.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, janitorial and hygiene products, and fluids and polymers for auto aftermarket maintenance and appearance.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive aftermarket, general industrial, maintenance, repair and operations or “MRO”, and construction markets.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$506	$525	$985	$1,017
Operating income	99	96	179	168
Operating margin %	19.6%	18.3%	18.1%	16.5%

In the second quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	(3.0)%	(7.1)%	(0.8)%	(1.7)%	(4.5)%	(0.5)%
Changes in variable margins & overhead costs	—%	10.3%	1.9%	—%	10.3%	1.6%
	(3.0)%	3.2%	1.1%	(1.7)%	5.8%	1.1%
Acquisitions and divestitures	—%	(0.1)%	—%	—%	(0.1)%	—%
Restructuring costs	—%	0.1%	—%	—%	1.4%	0.2%
Translation	(0.5)%	—%	0.2%	(1.4)%	(1.0)%	0.3%
Total	(3.5)%	3.2%	1.3%	(3.1)%	6.1%	1.6%

Operating Revenues

Operating revenues decreased 3.5% and 3.1% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 due to a decrease in organic revenues and the unfavorable effect of currency translation. Organic revenues declined 3.0% and 1.7% in the second quarter and year-to-date periods, respectively, primarily due to ongoing PLS activity. Organic revenues for the polymers businesses declined 6.2% and 7.1% for the respective periods. Organic revenues for the fluids and hygiene businesses decreased 3.3% in the second quarter, primarily due to weakness in Europe, and increased 0.3% in the year-to-date period. Organic revenues for the automotive aftermarket businesses declined 0.8% in the second quarter due to lower U.S. end market demand and increased 0.5% in the year-to-date period.

Operating Income

Operating income increased 3.2% and 6.1% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to changes in variable margins and overhead costs and lower restructuring expenses, partially offset by declines in organic revenues. Total base operating margins increased 110 basis points in each respective period, primarily due to changes in variable margins and overhead costs, partially offset by the decline in organic revenues. The changes in variable margins and overhead costs increased base margins by 190 and 160 basis points in the second quarter and year-to-date periods, respectively, primarily due to lower overhead expenses resulting primarily from the benefits of the Company's enterprise initiatives. Lower restructuring expenses increased total operating margins by 20 basis points in the year-to-date period.
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

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$470	$480	$933	$952
Operating income	124	128	243	250
Operating margin %	26.3%	26.5%	26.0%	26.2%

In the second quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	(1.8)%	(2.8)%	(0.3)%	(1.9)%	(3.0)%	(0.3)%
Changes in variable margins & overhead costs	—%	0.4%	0.1%	—%	1.8%	0.5%
	(1.8)%	(2.4)%	(0.2)%	(1.9)%	(1.2)%	0.2%
Acquisitions and divestitures	—%	—%	—%	0.6%	0.1%	(0.1)%
Restructuring costs	—%	(0.1)%	—%	—%	(1.1)%	(0.3)%
Translation	(0.2)%	(0.3)%	—%	(0.6)%	(0.6)%	—%
Total	(2.0)%	(2.8)%	(0.2)%	(1.9)%	(2.8)%	(0.2)%

Operating Revenues

Operating revenues decreased 2.0% and 1.9% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 due to a decline in organic revenues and the unfavorable effect of currency translation, partially offset by revenues from an acquisition in the year-to-date period. Organic revenues declined 1.8% and 1.9% in the second quarter and year-to-date periods, respectively. International organic revenues decreased 14.5% and 12.1% in the second quarter and year-to-date periods, respectively, primarily due to a delay in China oil and gas pipeline projects and continued PLS activity in Europe. North American welding organic revenues increased 3.7% and 2.4% in the second quarter and year-to-date periods, respectively, primarily due to strength in equipment sales to industrial and commercial customers. The increase from acquisition revenues in the year-to-date period was due to the purchase of a European supplier of welding consumables in the first quarter of 2013.

Operating Income

Operating income decreased 2.8% in the second quarter and year-to-date periods of 2014 versus 2013 primarily due to lower organic revenues, higher restructuring expenses and the unfavorable effect of currency translation, partially offset by changes in variable margins and overhead costs. Total base operating margins decreased 20 basis points in the second quarter and increased 20 basis points in the year-to-date period. Changes in variable margins and overhead costs increased base margins by 10 and 50 basis points in the second quarter and year-to-date periods, respectively, primarily due to favorable selling price versus material cost comparisons of 60 and 70 basis points, respectively, and the benefits of the Company's enterprise initiatives, partially offset by lower variable margins. Higher restructuring expenses diluted total operating margins by 30 basis points in the year-to-date period.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, commercial construction and renovation construction markets.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$444	$446	$860	$855
Operating income	81	61	142	109
Operating margin %	18.2%	13.7%	16.5%	12.7%

In the second quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	0.4%	1.1%	0.1%	2.4%	8.3%	0.7%
Changes in variable margins & overhead costs	—%	16.2%	2.2%	—%	15.8%	2.0%
	0.4%	17.3%	2.3%	2.4%	24.1%	2.7%
Acquisitions and divestitures	(0.8)%	(0.7)%	—%	(0.4)%	(0.4)%	—%
Restructuring costs	—%	15.7%	2.2%	—%	9.4%	1.2%
Translation	—%	(0.8)%	—%	(1.4)%	(2.8)%	(0.1)%
Total	(0.4)%	31.5%	4.5%	0.6%	30.3%	3.8%

Operating Revenues

Operating revenues were flat in the second quarter of 2014 versus 2013 due to divestitures, partially offset by a modest increase in organic revenues. Operating revenues increased 0.6% in the year-to-date period of 2014 versus 2013 due to a 2.4% increase in organic revenues, partially offset by the unfavorable effect of currency translation and divestitures. International organic revenues increased 1.4% and 4.2% in the second quarter and year-to-date periods, respectively. Asia Pacific organic revenues increased 7.9% and 10.7% in the respective periods, primarily due to stronger residential and commercial end market growth in Australia and New Zealand. European organic revenues decreased 4.1% and 1.5% in the respective periods, primarily due to weak commercial construction activity. North American organic revenues decreased 1.6% and 0.8% in the second quarter and year-to-date periods, respectively, as U.S. residential organic revenues declined 4.4% in the second quarter and increased 0.8% in the year-to-date period. U.S. renovation organic revenues grew 3.0% and 1.7%, respectively. U.S. commercial organic revenues increased 1.4% in the second quarter and decreased 2.9% in the year-to-date period.

Operating Income

Operating income increased 31.5% and 30.3% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to changes in variable margins and overhead costs, lower restructuring expenses and higher organic revenues, partially offset by the unfavorable effect of currency translation. Total base operating margins increased 230 and 270 basis points in the second quarter and year-to-date periods, respectively, due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. The changes in variable margins and overhead costs increased base margins by 220 and 200 basis points in the second quarter and year-to-date periods, respectively, primarily due to lower overhead costs resulting from the benefits of the Company's enterprise initiatives, partially offset by unfavorable selling price versus material cost comparisons of 10 basis points in the year-to-date period. Lower restructuring expenses increased total operating margins by 220 and 120 basis points in the second quarter and year-to-date periods, respectively.

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

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$540	$506	$1,060	$987
Operating income	130	113	239	209
Operating margin %	24.2%	22.4%	22.6%	21.2%

In the second quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Six Months Ended
	June 30			June 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	—%	—%	—%	0.7%	1.5%	0.2%
Changes in variable margins & overhead costs	—%	11.6%	2.6%	—%	7.7%	1.6%
	—%	11.6%	2.6%	0.7%	9.2%	1.8%
Acquisitions and divestitures	5.5%	1.7%	(0.9)%	5.7%	1.5%	(1.0)%
Restructuring costs	—%	0.2%	—%	—%	2.7%	0.6%
Translation	1.3%	1.7%	0.1%	1.0%	1.4%	—%
Total	6.8%	15.2%	1.8%	7.4%	14.8%	1.4%

Operating Revenues

Operating revenues increased 6.8% and 7.4% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to an increase in acquisition revenues and the favorable effect of currency translation. Worldwide consumer packaging organic revenues were flat in the second quarter and increased 0.6% in the year-to-date period. Worldwide appliance organic revenues increased 1.3% and 0.4% in the second quarter and year-to-date periods, respectively. Worldwide ground support organic revenues increased 0.4% and 5.4% in the second quarter and year-to-date periods, respectively. Acquisition revenue was primarily due to the third quarter 2013 purchase of a European consumer packaging equipment business.

Operating Income

Operating income increased 15.2% and 14.8% in the second quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to changes in variable margins and overhead costs, and lower restructuring expenses in the year-to-date period. Total base operating margins increased 260 and 180 basis points in the second quarter and year-to-date periods, respectively, due to changes in variable margins and overhead costs in each of the respective periods and the positive operating leverage effect of the increase in organic revenues in the year-to-date period. The changes in variable margins and overhead costs increased base margins by 260 and 160 basis points in the second quarter and year-to-date periods, respectively, driven by the benefits of the Company's enterprise initiatives, partially offset by unfavorable selling price versus material cost comparisons of

30 and 40 basis points, respectively. Acquisitions diluted total operating margins by 90 and 100 basis points in the second quarter and year-to-date periods, respectively, primarily due to amortization expense related to intangible assets. Lower restructuring expenses increased total operating margins by 60 basis points in the year-to-date period.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense for the year-to-date period ended June 30, 2014 remained flat at $122 million versus the year-to-date period ended June 30, 2013.

INTEREST EXPENSE

Interest expense increased to $128 million for the year-to-date period ended June 30, 2014, which included interest expense on the notes issued in February 2014 and May 2014, versus $119 million for the year-to-date period ended June 30, 2013. Refer to the Debt note in Item 1 - Financial Statements for further information regarding the notes issued in 2014.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $16 million for the year-to-date period ended June 30, 2014 versus income of $57 million for the year-to-date period ended June 30, 2013. This decrease was primarily due to a pre-tax gain of $30 million in 2013 related to the acquisition of the controlling interest in an existing equity investment. Refer to the Gain on Acquisition of Controlling Interest in Equity Investment note in Item 1 - Financial Statements for further details regarding the gain related to the acquired controlling interest.

INCOME TAXES

The effective tax rate for the year-to-date period ended June 30, 2014 increased slightly to 30.0% versus 28.7% in the year-to-date period ended June 30, 2013.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations was $1.0 billion for the year-to-date period ended June 30, 2014, primarily due to the $1.1 billion after tax gain on the sale of the Industrial Packaging segment, versus income of $2 million for the year-to-date period ended June 30, 2013. The income from discontinued operations in 2013 included a $42 million goodwill impairment charge recorded in connection with the anticipated sale of one of the transportation related businesses and loss reserves on assets held for sale of $67 million. Refer to the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

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

In May 2014, the FASB issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, several new revenue recognition disclosures will be required. This guidance is effective for the Company beginning January 1, 2017. The Company is currently assessing the potential impact the guidance will have upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. In addition, the Company had $5.3 billion of cash on hand at June 30, 2014 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	investment in existing businesses to fund internal growth;

•	payment of an attractive dividend to shareholders;

•	share repurchases; and

•	acquisitions.

In September 2013, the Company's Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company classified the Industrial Packaging segment as held for sale beginning in the third quarter of 2013 and no longer presented this segment as part of its continuing operations. As to the impact of this divestiture on the Company’s income per share from continuing operations and capital structure going forward, the Company also indicated that it intended to repurchase approximately 50 million shares through a program utilizing its existing share repurchase authorization to offset the full amount of divestiture-related dilution of income per share from continuing operations through a combination of sale proceeds, free operating cash flow and additional leverage. The Company completed this program in the second quarter of 2014. Under this program, the Company repurchased approximately 14.0 million shares of its common stock in the fourth quarter of 2013, approximately 18.5 million shares of its common stock in the first quarter of 2014, and approximately 17.2 million shares of its common stock in the second quarter of 2014.

On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after tax) in the second quarter of 2014, and is subject to customary post-close adjustments. A portion of the proceeds were used to fund share repurchases under the program noted above.

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

Summarized cash flow information for the second quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$573	$643	$887	$1,009
Additions to plant and equipment	(78)	(89)	(146)	(178)
Free operating cash flow	$495	$554	$741	$831

Cash dividends paid	$(174)	$(171)	$(355)	$(171)
Repurchases of common stock	(1,465)	(334)	(2,905)	(677)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(4)	(21)	(6)	(77)
Net proceeds from sale of discontinued operations	3,177	62	3,177	59
Net proceeds from (repayments of) debt	(418)	46	848	42
Other	107	106	137	162
Effect of exchange rate changes on cash and equivalents	32	(136)	42	(180)
Net increase (decrease) in cash and equivalents	$1,750	$106	$1,679	$(11)

Stock Repurchase Programs

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provided for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Under the 2011 Program, the Company repurchased approximately 5.8 million shares of its common stock at an average price of $62.86 in the first quarter of 2013 and approximately 4.6 million shares of its common stock at an average price of $66.91 in the second quarter of 2013. The 2011 Program was fully utilized in the fourth quarter of 2013. On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). Under the 2013 Program, the Company repurchased approximately 18.5 million shares of its common stock at an average price of $80.94 in the first quarter of 2014 and approximately 17.2 million shares of its common stock at an average price of $86.01 in the second quarter of 2014. As of June 30, 2014, there was approximately $2.8 billion of authorized repurchases remaining under the 2013 Program.

Adjusted Return on Average Invested Capital

The Company uses adjusted return on average invested capital (“adjusted ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. Adjusted ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, as they do not represent capital investment in the Company's operations. Adjusted average invested capital also excludes the Company's net investment in the former Industrial Packaging segment and the equity investment in the Wilsonart business (formerly Decorative Surfaces). Adjusted average invested capital is calculated using balances at the start of the period and at the end of each quarter. For the second quarter and year-to-date periods of 2014 and 2013, adjusted ROIC was as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30,		June 30,
	2014	2013	2014	2013
Operating income	$763	$630	$1,430	$1,208
Tax rate	30.0%	28.4%	30.0%	28.7%
Income taxes	(229)	(179)	(429)	(347)
Operating income after taxes	$534	$451	$1,001	$861

Invested capital:
Trade receivables	$2,598	$2,907	$2,598	$2,907
Inventories	1,305	1,490	1,305	1,490
Net assets held for sale	—	171	—	171
Net plant and equipment	1,700	1,936	1,700	1,936
Goodwill and intangible assets	6,780	7,491	6,780	7,491
Accounts payable and accrued expenses	(1,961)	(2,053)	(1,961)	(2,053)
Other, net	(69)	593	(69)	593
Total invested capital	$10,353	$12,535	$10,353	$12,535

Average invested capital	$11,504	$12,583	$11,815	$12,668
Adjustment for Wilsonart (formerly Decorative Surfaces)	(157)	(171)	(159)	(172)
Adjustment for Industrial Packaging	(409)	(1,480)	(771)	(1,483)
Adjusted average invested capital	$10,938	$10,932	$10,885	$11,013
Annualized adjusted return on average invested capital	19.5%	16.5%	18.4%	15.6%

The annualized adjusted ROIC increase of 300 basis points for the quarter ended June 30, 2014 compared to 2013 was primarily the result of an 18.5% improvement in after-tax operating income. Additionally, the annualized adjusted ROIC increase of 280 basis points for the year-to-date period ended June 30, 2014 compared to 2013 was primarily the result of a 16.3% improvement in after-tax operating income.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2014 and December 31, 2013 is summarized as follows:

(Dollars in millions)	June 30, 2014	December 31, 2013	Increase/ (Decrease)
Current assets:
Cash and equivalents	$5,297	$3,618	$1,679
Trade receivables	2,598	2,365	233
Inventories	1,305	1,247	58
Other	591	750	(159)
Assets held for sale	—	1,836	(1,836)
	9,791	9,816	(25)
Current liabilities:
Short-term debt	1,070	3,551	(2,481)
Accounts payable and accrued expenses	1,961	1,906	55
Other	892	260	632
Liabilities held for sale	—	317	(317)
	3,923	6,034	(2,111)
Net working capital	$5,868	$3,782	$2,086
Current ratio	2.5	1.6

The increase in net working capital as of June 30, 2014 is primarily due to lower short-term debt resulting from $1.7 billion net repayments of commercial paper and repayment of $800 million of 5.15% redeemable notes in April 2014.

Cash and equivalents totaled approximately $5.3 billion as of June 30, 2014 and $3.6 billion as of December 31, 2013, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally, including the €750 million of 5.25% Euro notes which mature on October 1, 2014. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of June 30, 2014 and December 31, 2013 was as follows:

(Dollars in millions)	June 30, 2014	December 31, 2013
Short-term debt	$1,070	$3,551
Long-term debt	6,140	2,793
Total debt	$7,210	$6,344

Short-term debt as of June 30, 2014 and December 31, 2013 included €750 million of 5.25% Euro notes which mature on October 1, 2014. The Company intends to repay the Euro notes with available cash. In addition, at December 31, 2013, short-term debt included $800 million of 5.15% redeemable notes due April 1, 2014, which were repaid on the due date, and commercial paper of $1.7 billion. No commercial paper was outstanding as of June 30, 2014.

On January 22, 2014, the Company entered into a $1.0 billion short-term line of credit agreement with a term of up to 364 days to provide additional liquidity under the Company's commercial paper program in order to fund short-term capital allocation needs. This short-term line of credit agreement was terminated on May 15, 2014.

In February 2014, the Company issued $650 million of 0.9% notes due February 25, 2017 at 99.861% of face value, $650 million of 1.95% notes due March 1, 2019 at 99.871% of face value, and $700 million of 3.5% notes due March 1, 2024 at 99.648% of face value. Net proceeds from the February 2014 debt issuances were used to repay commercial paper.

In May 2014, the Company issued €500 million of 1.75% Euro notes due May 20, 2022 at 99.16% of face value and €500 million of 3.0% Euro notes due May 19, 2034 at 98.089% of face value. The carrying value of the Euro notes were $679 million and $672 million, respectively, as of June 30, 2014. Net proceeds from the May 2014 debt issuances were used for general corporate purposes.

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

Total debt to adjusted EBITDA for the trailing twelve month periods ended June 30, 2014 and December 31, 2013 was as follows:

(Dollars in millions)
	June 30, 2014	December 31, 2013
Total debt	$7,210	$6,344

Income from continuing operations	$1,735	$1,630
Add:
Interest expense	248	239
Other income	(31)	(72)
Income taxes	784	717
Depreciation	270	270
Amortization and impairment of goodwill and other intangible assets	252	252
Adjusted EBITDA	$3,258	$3,036
Total debt to adjusted EBITDA ratio	2.2	2.1

Stockholders’ Equity

The changes to stockholders’ equity during 2014 were as follows:

(In millions)
Total stockholders’ equity, December 31, 2013	$9,709
Net income	1,965
Cash dividends declared	(340)
Repurchases of common stock	(2,977)
Stock option and restricted stock activity	108
Foreign currency translation adjustments	(22)
Other	(3)
Total stockholders’ equity, June 30, 2014	$8,440

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” "may," “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, economic conditions in various geographic regions, the timing and benefit of the Company's enterprise initiatives, the adequacy of internally generated funds, credit facilities, and debt markets to finance its capital needs, the intention to repay debt with available cash, the cost and availability of additional financing, the Company's contributions to its pension and postretirement benefit plans, the outcome of outstanding legal and tax proceedings, the impact of adopting new accounting pronouncements and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include the risks described in "Part II - Other Information - Item 1A - Risk Factors" below. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2014. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2014 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – Other Information

Item 1A - Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks, including, but not limited to, those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A. Risk Factors of our 2013 Annual Report on Form 10-K.

The Company's results are impacted by global economic conditions. Weakness or downturns in the markets served by the Company could adversely affect its business, results of operations or financial condition.

The Company's businesses are impacted by economic conditions around the globe. Slower economic growth, credit market instability, high unemployment, government deficit reduction, sequestration and other austerity measures impacting the markets we serve can adversely affect the Company’s businesses by reducing demand for the Company's products and services, limiting financing available to the Company's customers, increasing order cancellations and the difficulty in collecting accounts receivable, increasing price competition, and increasing the risk that counterparties to the Company's contractual arrangements will become insolvent or otherwise unable to fulfill their obligations.

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

The timing and amount of benefits from the Company’s 2013 - 2017 enterprise initiatives may not be as expected and the Company's financial results could be adversely impacted.

The Company’s 2013 - 2017 enterprise strategy and associated initiatives include portfolio management, business structure simplification and strategic sourcing. The portfolio management initiative, which included divesting businesses no longer aligned with the Company’s long-term objectives, is essentially complete. The Company has made significant progress on its business structure simplification and strategic sourcing initiatives, but scaling up of smaller businesses into larger businesses and leveraging purchase power across businesses involves a significant amount of execution risk. If the Company is unable to achieve the expected benefits from these initiatives or is unable to complete these initiatives without material disruption to its businesses, the timing and amount of benefits from these initiatives may not be as expected and the Company's financial results could be adversely impacted.

The timing and amount of the Company’s share repurchases are subject to a number of uncertainties.

Share repurchases constitute a significant component of the Company’s capital allocation strategy. The Company funds its share repurchases with free operating cash flow and short-term borrowings. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company's common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. If we delay, limit or suspend the Company's stock repurchase program, the Company's stock price may be negatively affected.

The Company may incur fines or penalties, damage to its reputation or other adverse consequences if its employees, agents or business partners violate anti-bribery, competition, export and import, environmental or other laws.

The Company has a decentralized operating structure under which its individual businesses are allowed significant decision-making autonomy within the Company’s strategic framework and internal financial and compliance controls. The Company cannot provide assurance that its internal controls will always protect it from reckless or criminal acts committed by its employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including anti-bribery, competition, export and import, and environmental laws. Any such improper actions could subject the Company to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against the Company or its subsidiaries, or could damage its reputation.

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

The Company's ability to develop new products based on innovation can affect its competitive position and sometimes requires the investment of significant time and resources. Difficulties or delays in research, development, production or commercialization of new products and services may reduce future revenues and adversely affect the Company's competitive position. If the Company is unable to create sustainable product differentiation, its organic growth may be adversely affected.
Protecting the Company's intellectual property is critical to its innovation efforts. The Company owns a number of patents, trademarks and licenses related to its products, and has exclusive and non-exclusive rights under patents owned by others. The Company's intellectual property may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected, or the Company may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. Unauthorized use of the Company's intellectual property rights or inability to preserve existing intellectual property rights could adversely impact the Company's competitive position and results of operations.

Recent divestitures pose the risk of retained liabilities that could adversely affect the Company's financial results.

The Company's divestiture activity increased in 2012, 2013 and 2014 in accordance with its portfolio management initiative. Though its portfolio management initiative is essentially complete, the Company has retained certain liabilities directly or thorough indemnifications made to the buyer against known and unknown contingent liabilities such as lawsuits, tax liabilities, product liability claims and environmental matters.

The Company has significant goodwill and other intangible assets and future impairment of these assets could have a material adverse impact on our financial results.

In the past the Company has recorded significant goodwill and other identifiable intangible assets on its balance sheet as a result of acquisitions. A number of factors may result in impairments to goodwill and other intangible assets, including significant negative industry or economic trends, disruptions to our business, increased competition and significant changes in the use of the assets. Impairment charges could result that adversely affect the Company's financial condition or results of operations in the periods recognized.

Disruptions or volatility in global financial markets or changes in our credit ratings could increase our funding costs or reduce the availability of credit.

Global economic conditions may cause volatility and disruptions in the financial markets. The Company’s continued ability to meet its cash requirements requires substantial liquidity and access to the financial markets. In addition, the Company’s borrowing costs can be affected by short and long-term ratings assigned by independent rating agencies. If conditions in the financial markets decline or the Company’s credit ratings are negatively impacted, its funding costs could be increased or the availability of credit could be diminished.

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

The Company's businesses expose it to potential toxic tort and other types of product liability claims that are inherent in the design, manufacture and sale of its products and the products of third-party vendors. The Company currently maintains insurance programs consisting of self-insurance up to certain limits and excess insurance coverage for claims over established limits. There can be no assurance that the Company will be able to obtain insurance on acceptable terms or that its insurance programs will provide adequate protection against actual losses. In addition, the Company is subject to the risk that one or more of its insurers may become insolvent and become unable to pay claims that may be made in the future. Even if it maintains adequate insurance programs, claims could have a material adverse effect on the Company's financial condition, liquidity and results of operations and on its ability to obtain suitable, adequate or cost-effective insurance in the future.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provided for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Under the 2011 Program, the Company repurchased approximately 5.8 million shares of its common stock at an average price of $62.86 in the first quarter of 2013 and approximately 4.6 million shares of its common stock at an average price of $66.91 in the second quarter of 2013. The 2011 Program was fully utilized in the fourth quarter of 2013. On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). Under the 2013 Program, the Company repurchased approximately 18.5 million shares of its common stock at an average price of $80.94 in the first quarter of 2014 and approximately 17.2 million shares of its common stock at an average price of $86.01 in the second quarter of 2014. As of June 30, 2014, there was approximately $2.8 billion of authorized repurchases remaining under the 2013 Program.

Share repurchase activity under the Company's share buyback program for the second quarter of 2014 was as follows:

(In millions except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
April 2014	5.0	$83.50	5.0	$3,813
May 2014	6.5	$86.03	6.5	$3,255
June 2014	5.7	$88.19	5.7	$2,754
Total	17.2		17.2

Item 5 - Other Information

On May 5, 2014, the Company filed its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, a copy of which is included as an exhibit to this filing. This amendment and restatement eliminated supermajority voting provisions and the provisions fixing the size of the Board and was approved by the Company's shareholders at the Company's Annual Meeting on May 2, 2014.

On May 2, 2014, the Company's Board of Directors approved an amendment and restatement of the Company's Directors' Deferred Fee Plan, a copy of which is included as an exhibit to this filing.

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Illinois Tool Works Inc.

4.1
Officers’ Certificate dated May 20, 2014, establishing the terms, and setting forth the forms, of the 1.75% Euro Notes due 2022 and the 3.0% Euro Notes due 2034, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 22, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10.1	Illinois Tool Works Inc. Amended and Restated Directors' Deferred Fee Plan

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 8, 2014	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)