Form 10-Q
period 2014-09-30
ILLINOIS TOOL WORKS INC
filed 2014-10-31
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2014: 390,933,626.

Part I – Financial Information
Item 1 – Financial Statements
Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions except per share amounts)	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues	$3,692	$3,568	$10,980	$10,581
Cost of revenues	2,182	2,148	6,559	6,381
Selling, administrative, and research and development expenses	675	676	2,034	2,126
Amortization of intangible assets	60	64	182	186
Impairment of goodwill and other intangible assets	3	2	3	2
Operating Income	772	678	2,202	1,886
Interest expense	(68)	(60)	(196)	(179)
Other income (expense)	20	10	36	67
Income from Continuing Operations Before Income Taxes	724	628	2,042	1,774
Income Taxes	217	222	613	551
Income from Continuing Operations	507	406	1,429	1,223
Income from Discontinued Operations	24	46	1,067	48
Net Income	$531	$452	$2,496	$1,271

Income Per Share from Continuing Operations:
Basic	$1.29	$0.91	$3.51	$2.72
Diluted	$1.28	$0.90	$3.49	$2.70
Income Per Share from Discontinued Operations:
Basic	$0.06	$0.10	$2.62	$0.11
Diluted	$0.06	$0.10	$2.60	$0.11
Net Income Per Share:
Basic	$1.35	$1.01	$6.14	$2.83
Diluted	$1.34	$1.01	$6.09	$2.81
Cash Dividends Per Share:
Paid	$0.42	$0.38	$1.26	$0.76
Declared	$0.49	$0.42	$1.33	$1.18

Shares of Common Stock Outstanding During the Period:
Average	394.0	445.9	406.8	449.0
Average assuming dilution	396.8	448.9	409.7	452.1

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$531	$452	$2,496	$1,271
Other Comprehensive Income:
Foreign currency translation adjustments	(515)	242	(537)	(159)
Pension and other postretirement benefit adjustments, net of tax	8	38	5	158
Comprehensive Income	$24	$732	$1,964	$1,270

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

(In millions)	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and equivalents	$4,820	$3,618
Trade receivables	2,519	2,365
Inventories	1,265	1,247
Deferred income taxes	266	384
Prepaid expenses and other current assets	282	366
Assets held for sale	—	1,836
Total current assets	9,152	9,816

Net plant and equipment	1,693	1,709
Goodwill	4,771	4,886
Intangible assets	1,825	1,999
Deferred income taxes	329	359
Other assets	1,258	1,197
	$19,028	$19,966

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,496	$3,551
Accounts payable	594	634
Accrued expenses	1,307	1,272
Cash dividends payable	190	181
Income taxes payable	277	69
Deferred income taxes	10	10
Liabilities held for sale	—	317
Total current liabilities	3,874	6,034

Noncurrent Liabilities:
Long-term debt	6,034	2,793
Deferred income taxes	418	507
Other liabilities	901	923
Total noncurrent liabilities	7,353	4,223

Stockholders’ Equity:
Common stock	6	6
Additional paid-in-capital	1,076	1,046
Income reinvested in the business	16,909	14,943
Common stock held in treasury	(10,047)	(6,676)
Accumulated other comprehensive income	(148)	384
Noncontrolling interest	5	6
Total stockholders’ equity	7,801	9,709
	$19,028	$19,966

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
(In millions)	September 30,
	2014	2013
Cash Provided by (Used for) Operating Activities:
Net income	$2,496	$1,271
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	202	229
Amortization and impairment of goodwill and other intangible assets	185	250
Change in deferred income taxes	9	102
Provision for uncollectible accounts	7	5
(Income) loss from investments	(7)	(10)
(Gain) loss on sale of plant and equipment	2	(2)
(Gain) loss on discontinued operations	(1,719)	92
(Gain) loss on sale of operations and affiliates	7	5
Stock-based compensation expense	30	26
Gain on acquisition of controlling interest in an equity investment	—	(30)
Other non-cash items, net	8	8
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(239)	(215)
Inventories	(62)	(36)
Prepaid expenses and other assets	(43)	68
Increase (decrease) in-
Accounts payable	24	43
Accrued expenses and other liabilities	66	78
Income taxes	267	(47)
Other, net	(75)	(17)
Net cash provided by operating activities	1,158	1,820
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(43)	(367)
Additions to plant and equipment	(272)	(257)
Proceeds from investments	23	18
Proceeds from sale of plant and equipment	21	23
Net proceeds from sales of discontinued operations	3,191	188
Proceeds from sales of operations and affiliates	13	2
Other, net	15	(4)
Net cash provided by (used for) investing activities	2,948	(397)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(521)	(342)
Issuance of common stock	93	186
Repurchases of common stock	(3,516)	(1,034)
Net proceeds from (repayments of) debt with original maturities of three months or less	(1,172)	68
Proceeds from debt with original maturities of more than three months	3,329	1
Repayments of debt with original maturities of more than three months	(801)	(1)
Excess tax benefits from stock-based compensation	22	20
Other, net	(13)	—
Net cash provided by (used for) financing activities	(2,579)	(1,102)
Effect of Exchange Rate Changes on Cash and Equivalents	(325)	(82)
Cash and Equivalents:
Increase (decrease) during the period	1,202	239
Beginning of period	3,618	2,779
End of period	$4,820	$3,018
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$166	$140
Cash Paid During the Period for Income Taxes, Net of Refunds	$1,093	$396
Liabilities Assumed from Acquisitions	$5	$165

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
The Company has restated the statement of income and the notes to financial statements to present the operating results of businesses discussed below as discontinued operations.
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
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell its Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after-tax) in the second quarter of 2014, subject to customary post-close adjustments.
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

Results of the discontinued operations for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$—	$657	$798	$2,157

Income before income taxes	$10	$57	$1,806	$107
Income tax (expense) benefit	14	(11)	(739)	(59)
Income from discontinued operations	$24	$46	$1,067	$48

Income before income taxes from discontinued operations was income of $1.8 billion and $107 million for the nine months ended September 30, 2014 and 2013, respectively. The income in the first nine months of 2014 included the pre-tax gain of $1.7 billion ($1.1 billion after-tax) on the sale of the Industrial Packaging segment recorded in the second quarter of 2014. Income tax expense in the first nine months of 2014 includes $175 million of U.S. income tax expense related to the repatriation of approximately $1.3 billion of international proceeds from the sale of the Industrial Packaging segment. The income in the first nine months of 2013 included a $42 million goodwill impairment charge recorded in connection with the anticipated sale of one of the transportation related businesses discussed above and loss reserves on assets held for sale of $74 million.

There were no businesses classified as held for sale as of September 30, 2014. As of December 31, 2013, the assets and liabilities of the Industrial Packaging business and the two construction distribution businesses discussed above were included in assets and liabilities held for sale in the statement of financial position, as follows:

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

(4)    Income Taxes

In the third quarter of 2013, the Company recorded a discrete tax charge of $40 million related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. The components of the effective tax rate for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Tax rate based on estimated annual effective tax rate	30.0%	29.0%	30.0%	28.8%
Discrete tax adjustment	—%	6.4%	—%	2.3%
Effective tax rate	30.0%	35.4%	30.0%	31.1%

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company has recorded its best estimate of the potential exposure for these issues. The Company believes it is reasonably possible that the amount of the Company’s unrecognized tax benefits will not change materially within the next twelve months.

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

(5)    Inventories

Inventories as of September 30, 2014 and December 31, 2013 were as follows:

(In millions)	September 30, 2014	December 31, 2013
Raw material	$445	$445
Work-in-process	150	145
Finished goods	670	657
Total inventories	$1,265	$1,247

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

When performing its annual impairment assessment, the Company evaluates the goodwill assigned to each of its reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a detailed cash flow forecast prepared by the relevant reporting unit and market multiples of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit's goodwill.

The Company's indefinite-lived intangible assets consist of trademarks and brands. The estimated fair values of these intangible assets are determined based on a Level 3 valuation method using a relief-of-royalty income approach derived from internally forecasted revenues of the related products. If the fair value of the trademark or brand is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible asset.

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2014 and 2013, which resulted in no goodwill impairment charges and indefinite-lived intangible asset impairment charges of $3 million and $2 million, respectively. The charges in the third quarter of 2014 related to certain brands in the Polymers & Fluids and Test & Measurement and Electronics segments. The charges in the third quarter of 2013 related to a brand in the Test & Measurement and Electronics segment.

A summary of indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in the statement of income in the third quarter of 2014 and 2013 is as follows:

(In millions)	Book Value	Fair Value	Total Impairment Charges
2014	$11	$8	$3
2013	42	40	2

(7)    Retirement Plans and Postretirement Benefits

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended				Nine Months Ended
(In millions)	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$20	$21	$3	$3	$60	$67	$8	$9
Interest cost	26	26	5	6	78	74	17	18
Expected return on plan assets	(40)	(39)	(7)	(5)	(119)	(117)	(19)	(16)
Amortization of actuarial (gain) loss	12	14	—	—	36	52	(3)	—
Amortization of prior service cost	—	—	1	—	—	—	1	1
Settlement/curtailment (gain) loss	—	10	—	—	2	44	(9)	—
Net periodic benefit (income) cost	$18	$32	$2	$4	$57	$120	$(5)	$12

Amounts were included in the statement of income as follows:
Continuing operations	$18	$27	$2	$3	$52	$112	$4	$10
Discontinued operations	—	5	—	1	5	8	(9)	2
Net periodic benefit (income) cost	$18	$32	$2	$4	$57	$120	$(5)	$12

The Company recognized settlement charges of $34 million in the second quarter of 2013 and $8 million in the third quarter of 2013 primarily due to higher lump sum pension payments related to the exit of employees of the former Decorative Surfaces segment from the Company's U.S. primary pension plan. The settlement charges were included in Income from Continuing Operations.

In addition, the Company recognized a $9 million curtailment gain on the U.S. primary postretirement plan in the second quarter of 2014 and a $2 million curtailment charge on the U.S. primary pension plan in the third quarter of 2013 related to the Company's sale of the Industrial Packaging business and the reclassification of the Industrial Packaging business to discontinued operations. These curtailment charges were included in Income from Discontinued Operations.

The Company expects to contribute approximately $136 million to its pension plans and $7 million to its other postretirement plans in 2014. As of September 30, 2014, contributions of $117 million to pension plans and $5 million to other postretirement plans have been made.

(8)    Debt

Short-term debt represents obligations with a maturity date of one year or less and are stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt. Short-term debt as of September 30, 2014 and December 31, 2013 included €750 million of 5.25% Euro notes due October 1, 2014, which were repaid on the due date, and commercial paper of $503 million and $1.7 billion, respectively. In addition, at December 31, 2013, short-term debt included $800 million of 5.15% redeemable notes due April 1, 2014, which were repaid on the due date.

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

In May 2014, the Company issued €500 million of 1.75% Euro notes due May 20, 2022 at 99.16% of face value and €500 million of 3.0% Euro notes due May 19, 2034 at 98.089% of face value. The carrying values of the Euro notes were $626 million and $620 million, respectively, as of September 30, 2014. Net proceeds from the May 2014 debt issuances were used for general corporate purposes. The Company designated the €1.0 billion of Euro notes as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income. The unrealized gain recorded in Accumulated other comprehensive income related to the net investment hedge was $105 million and $106 million for the three and nine months end September 30, 2014, respectively.

The Company has committed lines of credit of $2.5 billion in the U.S. to support its commercial paper program. In May 2014, the Company amended its financial covenants within these agreements. The previous financial covenant, limiting total debt to total capitalization, was replaced with a minimum interest coverage ratio. As of September 30, 2014, the Company was in compliance with this covenant and there were no amounts outstanding under these credit agreements.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2014 and December 31, 2013 were as follows:

(In millions)	September 30, 2014	December 31, 2013
Fair value	$7,261	$4,670
Carrying value	6,985	4,627

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs which included market rates for comparable instruments for the respective periods.

(9)    Accumulated Other Comprehensive Income

The following table summarizes changes in Accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$359	$12	$384	$293

Foreign currency translation adjustments during the period	(514)	241	(404)	(166)
Foreign currency translation adjustments reclassified to income	(1)	1	(133)	7
Total foreign currency translation adjustments	(515)	242	(537)	(159)

Pension and other postretirement benefit adjustments during the period	(2)	36	(43)	147
Pension and other postretirement benefit adjustments reclassified to income	13	22	42	99
Income taxes	(3)	(20)	6	(88)
Total pension and other postretirement benefit adjustments	8	38	5	158

Ending balance	$(148)	$292	$(148)	$292

Foreign currency translation adjustments reclassified to income are primarily related to the disposal of certain discontinued operations. Pension and other postretirement benefit adjustments reclassified to income primarily relate to the amortization of actuarial (gain) loss and prior service cost, and recognition of deferred actuarial losses related to plan settlements in net periodic benefit cost. Additionally, $6 million and $4 million of deferred actuarial losses were reclassified to income in the second quarter of 2014 and 2013, respectively, related to the disposal of certain discontinued operations. Refer to the Retirement Plans and Postretirement Benefits, and the Discontinued Operations notes for additional information.

The ending balance of accumulated other comprehensive income as of September 30, 2014 and 2013 consisted of cumulative translation adjustment income of $137 million and $708 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $285 million and $416 million, respectively.

(10)    Segment Information

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

Portfolio Management - The Company's portfolio management initiative aims to construct a business portfolio that leverages the Company’s differentiated business model and growth potential. As part of this initiative, the Company reviews its operations for businesses that may no longer be aligned with its long-term objectives. As a result, the Company's divestiture activity increased in 2012, 2013 and 2014. With the sale of the Company's former Industrial Packaging segment on May 1, 2014, the divestiture element of the Company's portfolio management initiative is essentially complete. The Company has historically acquired businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. Going forward, the Company will emphasize organic growth and focus on acquisitions with sustainable differentiation and growth potential. Refer to the Discontinued Operations note in Item 1 - Financial Statements for discussion of the Company’s discontinued operations.

Another integral aspect of the Company's 80/20 business process and portfolio management initiative is the focus on product line and customer base simplification. Product line and customer base simplification focuses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. Product line and customer base simplification is a core element of the Company's 80/20 business process and is key to improving the Company's long-term operating and financial performance.

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

Strategic Sourcing - The Company's strategic sourcing initiative focuses on building sourcing capability in order to leverage purchasing scale to enhance profitability and global competitiveness. It incorporates both enterprise-level and segment-level purchasing that cross the Company's many businesses. This initiative is transforming sourcing into a core strategic function in the Company.

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
On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after-tax) in the second quarter of 2014, subject to customary post-close adjustments.

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

The businesses discussed above, as well as certain previously divested businesses, are reported as discontinued operations in the statement of income. As of the second quarter of 2014, the Company has completed the divestiture of all of the businesses previously classified as discontinued operations. Refer to the Discontinued Operations note in Item 1 - Financial Statements for discussion of the Company’s discontinued operations.

Consolidated Results of Operations

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$3,692	$3,568	$10,980	$10,581
Operating income	772	678	2,202	1,886
Operating margin %	20.9%	19.0%	20.1%	17.8%

In the third quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	3.5%	7.9%	0.8%	2.7%	6.6%	0.7%
Changes in variable margins & overhead costs	—%	5.9%	1.1%	—%	8.7%	1.5%
	3.5%	13.8%	1.9%	2.7%	15.3%	2.2%
Acquisitions and divestitures	(0.2)%	(0.1)%	—%	0.8%	0.2%	(0.1)%
Restructuring costs	—%	—%	—%	—%	0.9%	0.2%
Impairment of goodwill & intangibles	—%	(0.1)%	—%	—%	—%	—%
Translation	0.2%	0.2%	—%	0.3%	0.4%	—%
Total	3.5%	13.8%	1.9%	3.8%	16.8%	2.3%

Operating Revenues

Operating revenues increased 3.5% and 3.8% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to an increase in organic revenues. Total organic revenues increased 3.5% and 2.7% in the third quarter and year-to-date periods, respectively. Product line and customer base simplification activities associated with the portfolio managment component of the Company's enterprise strategy reduced organic revenue growth by approximately one percentage point. North American organic revenues increased 3.7% and 2.0% in the third quarter and year-to-date periods, respectively, as growth in the Automotive OEM, Food Equipment and Welding segments was partially offset by a decline in revenues in Polymers & Fluids due to ongoing product line and customer base simplification for each of the respective periods. International organic revenues grew 3.4% and 3.8% in the third quarter and year-to-date periods. European organic revenues increased 3.1% and 2.8% in the third quarter and year-to-date periods, respectively, primarily driven by the Automotive OEM, Food Equipment and Test & Measurement and Electronics segments, partially offset by Welding and Polymers & Fluids. Asia Pacific organic revenues increased 4.7% and 6.1% in the respective periods, primarily due to growth in Automotive OEM in China and Construction Products in Australia. Acquisitions included the purchase of a European consumer packaging equipment business and a Chinese food equipment business in the third quarter of 2013.

Operating Income

Operating income increased 13.8% and 16.8% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to higher organic revenues and changes in variable margins and overhead costs. Total base operating margins increased 190 and 220 basis points in the third quarter and year-to-date periods, respectively, due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. The changes in variable margins and overhead costs increased base margins by 110 and 150 basis points in the third quarter and year-to-date periods, respectively. The benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing, contributed 120 basis points of operating margin improvement in each respective period, and base margins were favorably impacted by 30 basis points in the year-to-date period due to a pension settlement charge in the second quarter of 2013 tied primarily to higher lump sum pension payments related to the exit of employees of the former Decorative Surfaces segment. Lower restructuring expenses in the year-to-date period favorably impacted total operating margins by 20 basis points.

Results of Operations by Segment

Total operating revenues are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2014	2013	2014	2013
Automotive OEM	$631	$589	$1,970	$1,792
Test & Measurement and Electronics	586	555	1,663	1,617
Food Equipment	575	542	1,623	1,500
Polymers & Fluids	490	504	1,475	1,521
Welding	459	438	1,392	1,390
Construction Products	445	440	1,305	1,295
Specialty Products	513	510	1,573	1,497
Intersegment revenues	(7)	(10)	(21)	(31)
Total Operating Revenues	$3,692	$3,568	$10,980	$10,581

Total operating income is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2014	2013	2014	2013
Automotive OEM	$148	$124	$462	$367
Test & Measurement and Electronics	110	91	258	233
Food Equipment	133	108	333	278
Polymers & Fluids	99	91	278	259
Welding	120	111	363	361
Construction Products	84	71	226	180
Specialty Products	109	108	348	317
Unallocated	(31)	(26)	(66)	(109)
Total Operating Income	$772	$678	$2,202	$1,886

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

This segment primarily serves the automotive original equipment manufacturers and tiers, and automotive aftermarket markets.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$631	$589	$1,970	$1,792
Operating income	148	124	462	367
Operating margin %	23.4%	21.1%	23.5%	20.5%

In the third quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	7.6%	13.4%	1.1%	9.4%	17.1%	1.4%
Changes in variable margins & overhead costs	—%	3.9%	0.8%	—%	5.4%	1.0%
	7.6%	17.3%	1.9%	9.4%	22.5%	2.4%
Acquisitions and divestitures	(0.1)%	—%	—%	—%	—%	—%
Restructuring costs	—%	2.1%	0.4%	—%	2.5%	0.5%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	(0.4)%	(0.5)%	—%	0.5%	0.8%	0.1%
Total	7.1%	18.9%	2.3%	9.9%	25.8%	3.0%

Operating Revenues

Operating revenues increased 7.1% and 9.9% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to the increase in organic revenues. As a result of product innovation and penetration gains, worldwide automotive organic revenue grew 7.6% and 9.4% for the third quarter and year-to-date periods, respectively, exceeding worldwide auto builds, which grew 2% and 4% over the respective periods. North American automotive organic revenues grew 7.7% and 8.7% for the third quarter and year-to-date periods, respectively, as North American auto builds increased 8% and 5% over the respective periods. European organic revenue growth of 8.5% and 10.5% for the third quarter and year-to-date periods, respectively, exceeded a decline in auto builds of 1% in the third quarter and growth of 4% in the year-to-date period. Organic revenues for Asia Pacific increased 9.3% and 14.1% in the third quarter and year-to-date periods, respectively, primarily due to organic revenue increases in China of 11.8% and 20.2%, respectively, which exceeded Chinese auto build growth of 8% and 9% versus the respective prior year periods.

Operating Income

Operating income increased 18.9% and 25.8% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to higher organic revenues, changes in variable margins and overhead costs and lower restructuring expenses. Total base operating margins increased 190 and 240 basis points for the third quarter and year-to-date periods, respectively, due to the positive operating leverage effect of the increase in organic revenues of 110 and 140 basis points in each respective period and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 80 and 100 basis points in the third quarter and year-to-date periods, respectively, primarily driven by the benefits of the Company's enterprise initiatives, partially offset by unfavorable selling price versus material cost comparisons of 20 and 30 basis points in each respective period. Lower restructuring expenses increased total operating margins by 40 and 50 basis points in each respective period.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$586	$555	$1,663	$1,617
Operating income	110	91	258	233
Operating margin %	18.7%	16.3%	15.5%	14.4%

In the third quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	5.2%	14.5%	1.4%	2.2%	6.8%	0.6%
Changes in variable margins & overhead costs	—%	3.9%	0.6%	—%	4.2%	0.6%
	5.2%	18.4%	2.0%	2.2%	11.0%	1.2%
Acquisitions and divestitures	—%	(0.1)%	—%	(0.1)%	0.1%	—%
Restructuring costs	—%	1.4%	0.2%	—%	(1.9)%	(0.3)%
Impairment of goodwill & intangibles	—%	0.7%	0.1%	—%	0.3%	—%
Translation	0.4%	0.7%	0.1%	0.7%	1.2%	0.2%
Total	5.6%	21.1%	2.4%	2.8%	10.7%	1.1%

Operating Revenues

Operating revenues increased 5.6% and 2.8% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to the increase in organic revenues and the favorable effect of currency translation. Organic revenues for the worldwide test and measurement businesses increased 7.7% and 4.1% in the third quarter and year-to-date periods, respectively, primarily due to improved worldwide demand led by strength in the Instron business in the third quarter. Worldwide electronics organic revenues increased 2.7% in the third quarter and were flat in the year-to-date period, as the electronic assembly business grew 5.1% in the third quarter. Organic revenues for the remaining electronics businesses increased 1.3% and 2.1% in the third quarter and year-to-date periods, respectively.

Operating Income

Operating income increased 21.1% and 10.7% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to higher organic revenues and changes in variable margins and overhead costs. Total base operating margins increased 200 and 120 basis points in the third quarter and year-to-date periods, respectively, due to the positive operating leverage effect of the increase in organic revenues and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 60 basis points in each respective period, primarily due to benefits resulting from the Company's enterprise initiatives, partially offset by higher operating expenses driven by a discrete claim recovery in the third quarter of 2013 that did not recur in 2014. Lower restructuring expenses increased total operating margins by 20 basis points in the third quarter while higher restructuring expenses in the year-to-date period diluted total operating margins by 30 basis points. The Company performed its annual impairment testing for indefinite-lived intangible assets in the third quarter of 2014. See the Goodwill and Intangible Assets note in Item 1 - Financial Statements for further discussion of the Company's annual impairment assessment.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

This segment primarily serves the food service, food institutional/restaurant, and food retail markets.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$575	$542	$1,623	$1,500
Operating income	133	108	333	278
Operating margin %	23.1%	19.9%	20.5%	18.5%

In the third quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	5.3%	11.8%	1.2%	4.7%	11.4%	1.2%
Changes in variable margins & overhead costs	—%	7.8%	1.5%	—%	4.7%	0.8%
	5.3%	19.6%	2.7%	4.7%	16.1%	2.0%
Acquisitions and divestitures	—%	—%	—%	2.4%	1.3%	(0.2)%
Restructuring costs	—%	2.3%	0.4%	—%	0.9%	0.2%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	0.7%	1.2%	0.1%	1.1%	1.6%	—%
Total	6.0%	23.1%	3.2%	8.2%	19.9%	2.0%

Operating Revenues

Operating revenues increased 6.0% and 8.2% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to the increase in organic revenues and the favorable effect of currency translation. In addition, the year-to-date period benefited from an increase in revenues from the acquisition of a Chinese food equipment business in the third quarter of 2013. North American organic revenues increased 5.5% and 5.1% in the third quarter and year-to-date periods, respectively, as equipment revenues increased 5.8% and 5.1%, respectively, primarily due to growth in the refrigeration and cooking businesses and product innovation. North American service revenues increased 3.5% and 4.3%, respectively. International organic revenues increased 5.6% and 4.6% in the third quarter and year-to-date periods, respectively, as equipment revenues increased 7.7% and 6.8%, respectively, primarily due to growth in warewash and refrigeration businesses and product innovation. International service organic revenues grew 0.8% and 0.1% in the third quarter and year-to-date periods, respectively.

Operating Income

Operating income increased 23.1% and 19.9% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to higher organic revenues and changes in variable margins and overhead costs. Total base operating margins increased 270 and 200 basis points in the third quarter and year-to-date periods, respectively, due to the positive operating leverage effect of the increase in organic revenues of 120 basis points in each respective period and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 150 and 80 basis points in the third quarter and year-to-date periods, respectively, primarily due to the benefits of the Company's enterprise initiatives and favorable selling price versus material cost comparisons of 30 and 20 basis points in each respective period. Lower restructuring expenses increased total operating margins by 40 and 20 basis points in each respective period. Acquisitions diluted total operating margins by 20 basis points in the year-to-date period primarily due to amortization expense related to intangible assets.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, janitorial and hygiene products, and fluids and polymers for auto aftermarket maintenance and appearance.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive aftermarket, general industrial, maintenance, repair and operations or “MRO”, and construction markets.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$490	$504	$1,475	$1,521
Operating income	99	91	278	259
Operating margin %	20.2%	18.1%	18.8%	17.1%

In the third quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	(2.0)%	(4.9)%	(0.5)%	(1.8)%	(4.7)%	(0.5)%
Changes in variable margins & overhead costs	—%	15.0%	2.8%	—%	12.0%	2.1%
	(2.0)%	10.1%	2.3%	(1.8)%	7.3%	1.6%
Acquisitions and divestitures	—%	—%	—%	—%	—%	—%
Restructuring costs	—%	(0.1)%	—%	—%	0.9%	0.2%
Impairment of goodwill & intangibles	—%	(1.1)%	(0.2)%	—%	(0.4)%	(0.1)%
Translation	(0.8)%	(0.7)%	—%	(1.2)%	(0.9)%	—%
Total	(2.8)%	8.2%	2.1%	(3.0)%	6.9%	1.7%

Operating Revenues

Operating revenues decreased 2.8% and 3.0% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 due to a decrease in organic revenues and the unfavorable effect of currency translation. Ongoing product line and customer base simplification activities negatively impacted organic revenues by approximately two percentage points for the third quarter and year-to-date periods. Organic revenues for the automotive aftermarket businesses declined 4.0% and 1.0% in the third quarter and year-to-date periods, respectively. Organic revenues for the polymers businesses declined 0.8% and 5.0% for the respective periods. Organic revenues for the fluids and hygiene businesses decreased 0.7% in the third quarter, primarily due to weakness in Europe, and were flat in the year-to-date period.

Operating Income

Operating income increased 8.2% and 6.9% in the third quarter and year-to-date periods of 2014, respectively, versus 2013 primarily due to changes in variable margins and overhead costs, partially offset by declines in organic revenues. In addition, the year-to-date period was favorably impacted by lower restructuring expenses. Total base operating margins increased 230 and 160 basis points, respectively, primarily due to changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in organic revenues. The changes in variable margins and overhead costs increased base margins by 280 and 210 basis points in the third quarter and year-to-date periods, respectively, primarily due to lower operating expenses driven by the benefits of the Company's enterprise initiatives. Lower restructuring expenses increased total operating margins by 20 basis points in the year-to-date period. The Company performed its annual impairment testing for indefinite-lived intangible assets in the third quarter of 2014 and recorded an intangible asset impairment charge that negatively impacted total operating margins by 20 basis points in the third quarter. See the Goodwill and Intangible Assets note in Item 1 - Financial Statements for further discussion of the Company's annual impairment assessment.
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

The results of operations for the Welding segment for the third quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$459	$438	$1,392	$1,390
Operating income	120	111	363	361
Operating margin %	26.2%	25.4%	26.1%	26.0%

In the third quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	5.0%	8.2%	0.8%	0.3%	0.4%	—%
Changes in variable margins & overhead costs	—%	—%	—%	—%	1.3%	0.4%
	5.0%	8.2%	0.8%	0.3%	1.7%	0.4%
Acquisitions and divestitures	—%	—%	—%	0.4%	—%	(0.1)%
Restructuring costs	—%	0.1%	—%	—%	(0.7)%	(0.2)%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	(0.3)%	(0.3)%	—%	(0.5)%	(0.5)%	—%
Total	4.7%	8.0%	0.8%	0.2%	0.5%	0.1%

Operating Revenues

Operating revenues increased 4.7% in the third quarter of 2014 versus 2013 due to an increase in organic revenues, partially offset by the unfavorable effect of currency translation. Operating revenues increased 0.2% in the year-to-date period due to increases in organic and acquisition revenues, partially offset by the unfavorable effect of currency translation. Organic revenues increased 5.0% and 0.3% in the third quarter and year-to-date periods, respectively, due to increased North American equipment sales. North American welding organic revenues increased 9.5% and 4.7% in the third quarter and year-to-date periods, respectively, primarily due to strength in equipment sales to general industrial and commercial customers and growth in the oil and gas business. International organic revenues decreased 6.8% and 10.5% in the third quarter and year-to-date periods, respectively, primarily due to a delay in China oil and gas pipeline projects and continued product line and customer base simplification activity in Europe. The increase from acquisition revenues in the year-to-date period was due to the purchase of a European supplier of welding consumables in the first quarter of 2013.

Operating Income

Operating income increased 8.0% in the third quarter of 2014 versus 2013 primarily due to higher organic revenues. Operating income increased 0.5% in the year-to-date period due to changes in variable margins and overhead costs and higher organic revenues, partially offset by higher restructuring expenses and the unfavorable effect of currency translation. Total base operating margins increased 80 and 40 basis points in the third quarter and year-to-date periods, respectively. Changes in variable margins and overhead costs increased base margins by 40 basis points in the year-to-date period, resulting primarily from the benefits of the Company's enterprise initiatives and favorable selling price versus material cost comparisons of 50 basis points, partially offset by higher overhead expenses. Higher restructuring expenses diluted total operating margins by 20 basis points in the year-to-date period.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, commercial construction and renovation construction markets.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$445	$440	$1,305	$1,295
Operating income	84	71	226	180
Operating margin %	18.9%	16.2%	17.4%	13.9%

In the third quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	2.1%	5.8%	0.6%	2.3%	7.3%	0.7%
Changes in variable margins & overhead costs	—%	17.0%	2.7%	—%	16.3%	2.2%
	2.1%	22.8%	3.3%	2.3%	23.6%	2.9%
Acquisitions and divestitures	(1.4)%	(1.3)%	—%	(0.8)%	(0.7)%	—%
Restructuring costs	—%	(3.8)%	(0.6)%	—%	4.2%	0.7%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	0.4%	0.5%	—%	(0.7)%	(1.5)%	(0.1)%
Total	1.1%	18.2%	2.7%	0.8%	25.6%	3.5%

Operating Revenues

Operating revenues increased 1.1% in the third quarter of 2014 versus 2013 due to an increase in organic revenues and the favorable effect of currency translation, partially offset by divestitures. Operating revenues increased 0.8% in the year-to-date period due to an increase in organic revenues, partially offset by divestitures and the unfavorable effect of currency translation. International organic revenues increased 2.3% and 3.6% in the third quarter and year-to-date periods, respectively. Asia Pacific organic revenues increased 6.3% and 9.2% in the respective periods, primarily due to strong end market growth across all sectors in Australia and New Zealand. European organic revenues decreased 1.2% and 1.4% in the respective periods, primarily due to product line and customer base simplification activities. North American organic revenues increased 2.0% and 0.2% in the third quarter and year-to-date periods, respectively, as U.S. residential organic revenues increased 2.9% and 1.5%, respectively. U.S. renovation organic revenues grew 4.5% and 2.7%, respectively. U.S. commercial organic revenues declined 3.7% and 3.2%, respectively.

Operating Income

Operating income increased 18.2% in the third quarter of 2014 versus 2013 primarily due to changes in variable margins and overhead costs, higher organic revenues and the favorable effect of currency translation, partially offset by higher restructuring expenses and divestitures. Operating income increased 25.6% in the year-to-date period primarily due to changes in variable margins and overhead costs, higher organic revenues and lower restructuring expenses, partially offset by the unfavorable effect of currency translation and divestitures. Total base operating margins increased 330 and 290 basis points in the third quarter and year-to-date periods, respectively, due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. The changes in variable margins and overhead costs increased base margins by 270 and 220 basis points in the third quarter and year-to-date periods, respectively, resulting primarily from the benefits of the Company's enterprise initiatives and favorable selling price versus material cost comparisons of 60 and 10 basis points, respectively. Higher restructuring expenses decreased total operating margins by 60 basis points in the third quarter while lower restructuring expenses in the year-to-date period increased total operating margins by 70 basis points.

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

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$513	$510	$1,573	$1,497
Operating income	109	108	348	317
Operating margin %	21.3%	21.1%	22.2%	21.2%

In the third quarter and year-to-date periods of 2014, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Base business (organic):
Revenue change/Operating leverage	—%	—%	—%	0.5%	1.0%	0.1%
Changes in variable margins & overhead costs	—%	4.4%	0.9%	—%	6.6%	1.4%
	—%	4.4%	0.9%	0.5%	7.6%	1.5%
Acquisitions and divestitures	—%	—%	—%	3.7%	0.9%	(0.6)%
Restructuring costs	—%	(3.6)%	(0.8)%	—%	0.5%	—%
Impairment of goodwill & intangibles	—%	—%	—%	—%	—%	—%
Translation	0.5%	0.6%	0.1%	0.9%	1.3%	0.1%
Total	0.5%	1.4%	0.2%	5.1%	10.3%	1.0%

Operating Revenues

Operating revenues increased 0.5% in the third quarter of 2014 versus 2013 due to the favorable effect of currency translation. Operating revenues increased 5.1% in the year-to-date period primarily due to an increase in acquisition revenues, the favorable effect of currency translation and higher organic revenues. Worldwide consumer packaging and worldwide appliance organic revenues were essentially flat in the third quarter and year-to-date periods. Worldwide ground support organic revenues increased 1.6% and 4.2% in the third quarter and year-to-date periods, respectively. Acquisition revenue in the year-to-date period was primarily due to the purchase of a European consumer packaging equipment business in the third quarter of 2013.

Operating Income

Operating income increased 1.4% in the third quarter of 2014 versus 2013 primarily due to changes in variable margins and overhead costs and the favorable effect of currency translation, partially offset by higher restructuring expenses. Operating income increased 10.3% in the year-to-date period primarily due to changes in variable margins and overhead costs, increases in organic and acquisition revenues and the favorable effect of currency translation. Total base operating margins increased 90 and 150 basis points in the third quarter and year-to-date periods, respectively, primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased base margins by 90 and 140 basis points in the third quarter and year-to-date periods, respectively, driven by the benefits of the Company's enterprise initiatives, partially offset by unfavorable selling price versus material cost comparisons of 30 basis points in each respective period. Higher restructuring expenses decreased total operating margins by 80 basis points in the third quarter of 2014. Acquisitions diluted total operating margins by 60 basis points in the year-to-date period primarily due to amortization expense related to intangible assets.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense for the year-to-date period ended September 30, 2014 decreased to $182 million versus $186 million for the year-to-date period ended September 30, 2013 primarily due to fully amortized intangible assets.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2014 and 2013, which resulted in no goodwill impairment charges and indefinite-lived intangible asset impairment charges of $3 million and $2 million, respectively. The charges in the third quarter of 2014 related to certain brands in the Polymers & Fluids and Test & Measurement and Electronics segments. The charges in the third quarter of 2013 related to a brand in the Test & Measurement and Electronics segment. See the Goodwill and Intangible Assets note in Item 1 - Financial Statements for further discussion of the Company's annual impairment assessment.

INTEREST EXPENSE

Interest expense increased to $196 million for the year-to-date period ended September 30, 2014, which included interest expense on the notes issued in February 2014 and May 2014, versus $179 million for the year-to-date period ended September 30, 2013. Refer to the Debt note in Item 1 - Financial Statements for further information regarding the notes issued in 2014.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $36 million for the year-to-date period ended September 30, 2014 versus income of $67 million for the year-to-date period ended September 30, 2013. This decrease was primarily due to a pre-tax gain of $30 million in the first quarter of 2013 related to the acquisition of the controlling interest in an existing equity investment. Refer to the Gain on Acquisition of Controlling Interest in Equity Investment note in Item 1 - Financial Statements for further details regarding the gain related to the acquired controlling interest.

INCOME TAXES

The effective tax rate for the year-to-date periods ended September 30, 2014 and 2013 was 30.0% and 31.1%, respectively. The 2013 effective tax rate included a discrete tax charge of $40 million recorded in the third quarter related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. See the Income Taxes note in Item 1 - Financial Statements for further details on income taxes.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations was $1.1 billion for the year-to-date period ended September 30, 2014, primarily due to the $1.1 billion after-tax gain on the sale of the Industrial Packaging segment in the second quarter of 2014, versus income of $48 million for the year-to-date period ended September 30, 2013. Refer to the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. In addition, the Company had $4.8 billion of cash on hand at September 30, 2014 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging segment to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after-tax) in the second quarter of 2014, subject to customary post-close adjustments. A portion of the proceeds were used to fund share repurchases under the program noted above.

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

Summarized cash flow information for the third quarter and year-to-date periods of 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$271	$811	$1,158	$1,820
Additions to plant and equipment	(126)	(79)	(272)	(257)
Free operating cash flow	$145	$732	$886	$1,563

Cash dividends paid	$(166)	$(171)	$(521)	$(342)
Repurchases of common stock	(611)	(357)	(3,516)	(1,034)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(37)	(290)	(43)	(367)
Net proceeds from sales of discontinued operations	14	129	3,191	188
Net proceeds from debt	508	26	1,356	68
Other	37	83	174	245
Effect of exchange rate changes on cash and equivalents	(367)	98	(325)	(82)
Net increase (decrease) in cash and equivalents	$(477)	$250	$1,202	$239

Stock Repurchase Programs

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program which provided for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the “2011 Program”). Under the 2011 Program, the Company repurchased approximately 5.8 million shares of its common stock at an average price of $62.86 in the first quarter of 2013, approximately 4.6 million shares of its common stock at an average price of $66.91 in the second quarter of 2013, and approximately 5.2 million shares at an average price of $72.51 in the third quarter of 2013. The 2011 Program was fully utilized in the fourth quarter of 2013. On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). Under the 2013 Program, the Company repurchased approximately 18.5 million shares of its common stock at an average price of $80.94 in the first quarter of 2014, approximately 17.2 million shares of its common stock at an average price of $86.01 in the second quarter of 2014, and approximately 5.8 million shares of its common stock at an average price of $85.35 in the third quarter of 2014. As of September 30, 2014, there was approximately $2.3 billion of authorized repurchases remaining under the 2013 Program.

Adjusted Return on Average Invested Capital

The Company uses adjusted return on average invested capital (“adjusted ROIC”) to measure the effectiveness of its operations’ use of invested capital to generate profits. Adjusted ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, as they do not represent capital investment in the Company's operations. Adjusted average invested capital also excludes the Company's net investment in the former Industrial Packaging segment and the equity investment in the Wilsonart business (formerly the Decorative Surfaces segment). Adjusted average invested capital is calculated using balances at the start of the period and at the end of each quarter. For the third quarter and year-to-date periods of 2014 and 2013, adjusted ROIC was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2014	2013	2014	2013
Operating income	$772	$678	$2,202	$1,886
Tax rate (as adjusted for a discrete tax charge in 2013)	30.0%	29.0%	30.0%	28.8%
Income taxes	(232)	(196)	(661)	(543)
Adjusted operating income after taxes	$540	$482	$1,541	$1,343

Invested capital:
Trade receivables	$2,519	$2,493	$2,519	$2,493
Inventories	1,265	1,308	1,265	1,308
Net assets held for sale	—	1,557	—	1,557
Net plant and equipment	1,693	1,667	1,693	1,667
Goodwill and intangible assets	6,596	6,975	6,596	6,975
Accounts payable and accrued expenses	(1,901)	(1,898)	(1,901)	(1,898)
Other, net	339	484	339	484
Total invested capital	$10,511	$12,586	$10,511	$12,586

Average invested capital	$10,432	$12,560	$11,489	$12,648
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	(155)	(169)	(158)	(170)
Adjustment for Industrial Packaging	461	(1,468)	(529)	(1,482)
Adjusted average invested capital	$10,738	$10,923	$10,802	$10,996
Annualized adjusted return on average invested capital	20.1%	17.6%	19.0%	16.3%

The annualized adjusted ROIC increase of 250 basis points for the quarter ended September 30, 2014 compared to 2013 was primarily the result of a 12.0% improvement in after-tax operating income and a 1.7% decrease in adjusted average invested capital. Additionally, the annualized adjusted ROIC increase of 270 basis points for the year-to-date period ended

September 30, 2014 compared to 2013 was primarily the result of a 14.7% improvement in after-tax operating income and a 1.8% decrease in adjusted average invested capital.

The 2013 effective tax rate included a discrete tax charge of $40 million recorded in the third quarter related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. A reconciliation of the effective tax rate to the adjusted tax rate excluding this discrete tax charge is as follows:

(Dollars in millions)	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Income Taxes - As reported	$222	$551
Discrete tax charge related to foreign earnings	(40)	(40)
Income Taxes - As adjusted	182	511
Income from Continuing Operations Before Income Taxes	628	1,774
Tax rate (as adjusted for discrete tax charge in 2013)	29.0%	28.8%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2014 and December 31, 2013 is summarized as follows:

(Dollars in millions)	September 30, 2014	December 31, 2013	Increase/ (Decrease)
Current assets:
Cash and equivalents	$4,820	$3,618	$1,202
Trade receivables	2,519	2,365	154
Inventories	1,265	1,247	18
Other	548	750	(202)
Assets held for sale	—	1,836	(1,836)
	9,152	9,816	(664)
Current liabilities:
Short-term debt	1,496	3,551	(2,055)
Accounts payable and accrued expenses	1,901	1,906	(5)
Other	477	260	217
Liabilities held for sale	—	317	(317)
	3,874	6,034	(2,160)
Net working capital	$5,278	$3,782	$1,496
Current ratio	2.4	1.6

The increase in net working capital as of September 30, 2014 is primarily due to lower short-term debt resulting from $1.1 billion net repayments of commercial paper and repayment of $800 million of 5.15% redeemable notes in April 2014.

Cash and equivalents totaled approximately $4.8 billion as of September 30, 2014 and $3.6 billion as of December 31, 2013, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally, including the €750 million of 5.25% Euro notes which matured on October 1, 2014. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of September 30, 2014 and December 31, 2013 was as follows:

(In millions)	September 30, 2014	December 31, 2013
Short-term debt	$1,496	$3,551
Long-term debt	6,034	2,793
Total debt	$7,530	$6,344

Short-term debt as of September 30, 2014 and December 31, 2013 included €750 million of 5.25% Euro notes due October 1, 2014, which were paid on the due date, and commercial paper of $503 million and $1.7 billion, respectively. In addition, at December 31, 2013, short-term debt included $800 million of 5.15% redeemable notes due April 1, 2014, which were repaid on the due date.

In February 2014, the Company issued $650 million of 0.9% notes due February 25, 2017 at 99.861% of face value, $650 million of 1.95% notes due March 1, 2019 at 99.871% of face value, and $700 million of 3.5% notes due March 1, 2024 at 99.648% of face value. Net proceeds from the February 2014 debt issuances were used to repay commercial paper.

In May 2014, the Company issued €500 million of 1.75% Euro notes due May 20, 2022 at 99.16% of face value and €500 million of 3.0% Euro notes due May 19, 2034 at 98.089% of face value. The carrying value of the Euro notes were $626 million and $620 million, respectively, as of September 30, 2014. Net proceeds from the May 2014 debt issuances were used for general corporate purposes.

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

Total debt to adjusted EBITDA for the trailing twelve month periods ended September 30, 2014 and December 31, 2013 was as follows:

(Dollars in millions)
	September 30, 2014	December 31, 2013
Total debt	$7,530	$6,344

Income from continuing operations	$1,836	$1,630
Add:
Interest expense	256	239
Other income	(41)	(72)
Income taxes	779	717
Depreciation	269	270
Amortization and impairment of goodwill and other intangible assets	249	252
Adjusted EBITDA	$3,348	$3,036
Total debt to adjusted EBITDA ratio	2.2	2.1

Stockholders’ Equity

The changes to stockholders’ equity during 2014 were as follows:

(In millions)
Total stockholders’ equity, December 31, 2013	$9,709
Net income	2,496
Cash dividends declared	(530)
Repurchases of common stock	(3,475)
Stock option and restricted stock activity	132
Foreign currency translation adjustments	(537)
Other	6
Total stockholders’ equity, September 30, 2014	$7,801

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “intends,” "may," “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “guidance,” “forecast,” and other similar words, including, without limitation, economic conditions in various geographic regions, the timing and benefit of the Company's enterprise initiatives, the adequacy of internally generated funds, credit facilities, and debt markets to finance its capital needs, the intention to repay debt with available cash, the cost and availability of additional financing, the Company's contributions to its pension and postretirement benefit plans, the outcome of outstanding legal and tax proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, (3) the timing and amount of benefits from the Company’s 2013 - 2017 enterprise initiatives, (4) market conditions and availability of financing to fund the Company's share repurchases, (5) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (6) the unfavorable impact of foreign currency fluctuations, (7) a delay in, or reduction in, introducing new products into the Company’s product lines or failure to protect the Company's intellectual property, (8) negative effects of divestitures, including EPS dilution and impairment charges, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company’s profitability and return on invested capital, (10) decreases in credit availability, (11) raw material price increases and supply shortages, (12) unfavorable tax law changes and tax authority rulings, (13) financial market risks to the Company’s obligations under its defined benefit pension plans, and (14) potential adverse outcomes in legal proceedings. A more detailed description of these risks is contained in Part II - Other Information - Item 1A - Risk Factors in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2014. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2014 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – Other Information

Item 1A - Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. Refer to the description of risk factors associated with our business previously disclosed in Part II - Other Information - Item 1A - Risk Factors in the Company's Form 10-Q for the quarterly period ended June 30, 2014.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”).

Share repurchase activity under the Company's share buyback program for the third quarter of 2014 was as follows:

(In millions except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
July 2014	0.8	$83.56	0.8	$2,687
August 2014	3.2	$84.49	3.2	$2,417
September 2014	1.8	$87.63	1.8	$2,256
Total	5.8		5.8

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3
By-Laws of Illinois Tool Works Inc., as amended and restated as of August 8, 2014, filed as Exhibit 3 to the Company's Current Report on Form 8-K filed August 8, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 31, 2014	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)