Form 10-K
period 2014-12-31
ILLINOIS TOOL WORKS INC
filed 2015-02-13
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 1-4797
ILLINOIS TOOL WORKS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-1258310
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 Harlem Avenue, Glenview, Illinois	60025
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 724-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange
1.75% Euro Notes due 2022	New York Stock Exchange
3.00% Euro Notes due 2034	New York Stock Exchange
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $28.2 billion based on the New York Stock Exchange closing sales price as of June 30, 2014.
Shares of Common Stock outstanding at January 31, 2015: 379,447,026.
Documents Incorporated by Reference

Portions of the 2015 Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 2015.	Part III

PART I

ITEM 1. Business

General

Illinois Tool Works Inc. (the "Company" or "ITW") was founded in 1912 and incorporated in 1915. The Company's ticker symbol is ITW. The Company is a global manufacturer of a diversified range of industrial products and equipment with approximately 90 divisions in 57 countries. As of December 31, 2014, the Company employed approximately 49,000 persons.

The Company's operations are organized and managed based on similar product offerings and similar end markets, and are reported to senior management as the following seven segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products. The following is a description of the Company's seven segments:

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

The information set forth below is applicable to all segments of the Company unless otherwise noted.

Enterprise Strategy

In 2012, the Company embarked on an Enterprise Strategy with the objective of fully leveraging ITW’s core capabilities to deliver strong financial performance. ITW’s Enterprise Strategy is centered on three key initiatives - portfolio management, business structure simplification, and strategic sourcing. These enterprise initiatives are expected to enhance the business through 2017 and are targeted at expanding organic revenue growth and improving profitability and returns.

The foundation of this strategy is a set of business practices referred to as the ITW Business Model consisting of three core elements:

80/20 Business Process - The concept of the 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company uses this 80/20 business process to simplify and focus on the key drivers of business profitability, and as a result, reduces complexity that often creates unnecessary expense and disguises what is truly important. The Company utilizes the 80/20 process in all aspects of its business. Common applications of the 80/20 business process include:

•	Simplifying product lines by reducing the number of products offered by combining the features of similar products, outsourcing products or eliminating low-value products.

•	Segmenting the customer base by focusing on the 80/20 customers separately and finding alternative ways to serve the 20/80 customers.

•	Simplifying the supplier base by partnering with 80/20 suppliers and reducing the number of 20/80 suppliers.

•	Designing business processes, systems and measurements around the 80/20 activities.

The result of the application of this 80/20 business process is that the Company has over time improved its long-term operating and financial performance. These 80/20 efforts can result in restructuring projects that reduce costs, and improve profitability and returns.

Customer-Back Innovation - ITW’s customer-back approach to innovation builds on the Company’s 80/20 business process to help ITW businesses focus on the most profitable customers and invent solutions to solve their specific problems. ITW businesses are focused on building relationships with these major customers to develop deep knowledge and insight around their needs. These customer insights and learnings drive innovation at ITW. The Company actively protects its innovation through a patent portfolio of approximately 10,000 active patents.

Decentralized Entrepreneurial Culture - ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their customers. This leads to a focused and simple organizational structure that can deliver operational excellence adapted to their customers and end markets.

Key Initiatives

ITW’s Enterprise Strategy is centered on three key initiatives - portfolio management, business structure simplification, and strategic sourcing. These enterprise initiatives are expected to enhance the business through 2017 and are targeted at expanding organic revenue growth and improving profitability and returns.

Portfolio Management - The Company's portfolio management initiative aims to construct a business portfolio that leverages the Company’s differentiated business model and growth potential. As part of this initiative, the Company reviews its operations for businesses that may no longer be aligned with its long-term objectives. As a result, the Company's divestiture activity increased in 2012, 2013 and 2014. With the sale of the Company's former Industrial Packaging segment on May 1, 2014, the divestiture element of the Company's portfolio management initiative is essentially complete. The Company has historically acquired businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. Going forward, the Company will emphasize organic growth, while acquisitions will be targeted to bolt-on acquisitions that support and accelerate organic growth in existing segments, and new platforms that expand the Company’s long-term growth and earnings potential. Refer to the Discontinued Operations note in Item 8 - Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

Another key aspect of the portfolio management initiative is the focus on product line and customer base simplification. Product line and customer base simplification focuses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. Product line and customer base simplification is a core element of the Company's 80/20 business process. In the short-term, product line and customer base simplification may result in a decrease in revenue and overhead costs while improving operating margin. Over the long-term, product line and customer base simplification results in growth in revenue, profitability and returns, and is key to improving the Company's long-term operating and financial performance.

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

Divestiture of the Industrial Packaging Segment

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

On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging business to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after-tax) in the second quarter of 2014 which was included in Income from discontinued operations.

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

The principal end markets served by the Company’s seven segments by percentage of revenue are as follows:

End Markets Served	Automotive OEM	Test & Measurement and Electronics	Food Equipment	Polymers & Fluids	Welding	Construction Products	Specialty Products	Total
Automotive OEM/Tiers	91%	8%	—%	4%	3%	—%	—%	19%
Automotive Aftermarket	2	1	—	42	2	—	—	6
General Industrial	1	18	1	14	35	1	13	12
Food Institutional/Restaurant	—	—	40	—	—	—	—	6
Food Service	—	3	33	1	—	—	1	6
Food & Beverage	—	1	2	2	—	—	25	4
Food Retail	—	1	14	—	4	—	4	3
Commercial Construction	—	1	—	7	8	27	2	6
Residential Construction	—	—	—	1	1	37	1	5
Renovation Construction	—	—	—	1	1	33	—	4
Consumer Durables	3	7	4	1	4	—	14	5
Electronics	—	23	—	2	—	—	2	4
Maintenance, Repair & Operations	—	1	1	12	10	—	1	4
Energy	—	5	—	3	14	—	—	3
Industrial Capital Goods	1	8	—	—	5	—	6	3
Other	2	23	5	10	13	2	31	10
	100%	100%	100%	100%	100%	100%	100%	100%

Other includes several end markets, none of which are greater than 2% of the Company's consolidated revenues.

The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of their products. Backlog by segment as of December 31, 2014 and 2013 was as follows:

In millions	2014	2013
Automotive OEM	$414	$386
Test & Measurement and Electronics	301	322
Food Equipment	237	218
Polymers & Fluids	60	66
Welding	84	92
Construction Products	28	31
Specialty Products	263	290
Total	$1,387	$1,405

Backlog orders scheduled for shipment beyond calendar year 2015 were not material as of December 31, 2014.

Competition

With operations in 57 countries, the Company offers a wide range of products in a myriad of markets, many of which are fragmented, and the Company encounters a variety of competitors that vary by product line, end market and geographic area. The Company's competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. Each of the Company's segments generally has several main competitors and numerous smaller ones in most of their end markets and geographic areas. In addition to numerous smaller regional competitors, the Welding segment competes globally with Lincoln Electric and ESAB.

In virtually all segments, the Company differentiates its businesses from its competitors based on product innovation, product quality, brand preference, service delivery and price. Technical capability is also a competitive factor in most segments. The Company believes that each segment's primary competitive advantages derive from the Company's business model and decentralized operating structure, which creates a strong focus on end markets and customers at the local level, enabling its businesses to respond rapidly to market dynamics. This structure enables the Company's businesses to drive operational excellence utilizing the Company's 80/20 business process and leveraging its product innovation capabilities. The Company also believes that its global footprint is a competitive advantage in many of its markets, especially in its Automotive OEM segment.

Raw Materials

The Company uses raw materials of various types, primarily steel, resins, chemicals and paper, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, and no such problems are currently anticipated.

Research and Development

Developing new and improved products, broadening the application of established products, and continuing efforts to improve and develop new methods, processes and equipment all contribute to the Company's organic growth. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly or improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Research and development expenses were $227 million in 2014, $240 million in 2013 and $240 million in 2012.

Intellectual Property

The Company owns approximately 3,400 unexpired U.S. patents and 6,600 foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,600 applications for patents pending in the U.S. Patent Office and 4,100 applications pending in foreign patent offices. There is no assurance that any of these patents will be issued. The Company maintains a patent department for the administration of patents and processing of patent applications.

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

Employees

The Company employed approximately 49,000 persons as of December 31, 2014 and considers its employee relations to be excellent.

International

The Company's international operations include subsidiaries and joint ventures in 56 foreign countries on six continents. These operations serve such end markets as automotive OEM/tiers, automotive aftermarket, general industrial, commercial food equipment, construction, and others on a worldwide basis. The Company's revenues from sales to customers outside the U.S. were approximately 57% of revenues in 2014, 2013 and 2012.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Segment Information note in Item 8. Financial Statements and Supplementary Data for additional information on international activities. International operations are subject to certain potential risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and fluctuations in currency exchange rates. Additional risks of the Company's international operations are described under Item 1A. Risk Factors.

Executive Officers

Executive Officers of the Company as of February 13, 2015 were as follows:

Name	Office	Age
E. Scott Santi	President & Chief Executive Officer	53
Maria C. Green	Senior Vice President, General Counsel & Secretary	62
John R. Hartnett	Executive Vice President	54
Michael M. Larsen	Senior Vice President & Chief Financial Officer	46
Mary K. Lawler	Senior Vice President & Chief Human Resources Officer	49
Roland M. Martel	Executive Vice President	60
Steven L. Martindale	Executive Vice President	58
Sundaram Nagarajan	Executive Vice President	52
Christopher O’Herlihy	Executive Vice President	51
David C. Parry	Vice Chairman	61
Randall J. Scheuneman	Vice President & Chief Accounting Officer	47
Juan Valls	Executive Vice President	53
Michael R. Zimmerman	Executive Vice President	54

The executive officers of the Company serve at the discretion of the Board of Directors. Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Unless otherwise stated, employment is by the Company.

Mr. Santi was elected President and Chief Executive Officer, as well as a director, in November 2012, after having been elected President and Chief Operating Officer in October 2012. Mr. Santi served as Vice Chairman from 2008 to October 2012.

Ms. Green was elected Senior Vice President, General Counsel & Secretary of the Company in February 2012. She joined the Company in 1997 as an Associate General Counsel and Assistant Secretary, became Deputy General Counsel and Assistant Secretary in 2008, and was elected Vice President, General Counsel & Secretary in August 2011.

Mr. Hartnett was elected Executive Vice President in 2012. He joined Signode in 1980, which was acquired by ITW in 1986, and has held various management positions of increasing responsibility. Most recently, he served as Group President of the Automotive Aftermarket businesses.

Mr. Larsen joined the Company and was elected Senior Vice President and Chief Financial Officer in September 2013. From October 2010 to August 2013, he served as Vice President and Chief Financial Officer of Gardner Denver, Inc., a global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment. In addition, he served as interim CEO of Gardner Denver from July 2012 to November 2012, and as President, Chief Executive Officer and a director of that company from November 2012 to July 2013. Prior to joining Gardner Denver, he was Chief Financial Officer at General Electric Water & Process Technologies, a global provider of water treatment and process solutions. His previous experience includes more than 15 years with General Electric, where he held a number of global finance leadership roles with increasing responsibility.

Ms. Lawler joined the Company and was elected Senior Vice President and Chief Human Resources Officer in October 2014. From June 2013 to October 2014, she served as Executive Vice President, Human Resources, at GATX Corporation, a rail car leasing company. Prior to that, she served as Senior Vice President, Human Resources, at GATX Corporation, from May 2008 to May 2013.
Mr. Martel has served in his present position since 2006.

Mr. Martindale has served in his present position since 2008.

Mr. Nagarajan was elected Executive Vice President in 2010. He joined the Company in 1991 and has held various engineering and management positions in the welding businesses. Most recently, he served as Group President within the welding businesses.

Mr. O’Herlihy was elected Executive Vice President in 2010. He joined the Company in 1989 and has held various operational, management and leadership positions of increasing responsibility. Most recently, he served as Group President within the food equipment businesses.

Mr. Parry has served in his present position since 2010. Prior to that, he served as Executive Vice President from 2006 to 2010.

Mr. Scheuneman has served in his present position since 2009.

Mr. Valls has served in his present position since 2007.

Mr. Zimmerman was elected Executive Vice President in January 2015. He joined Permatex in 1999, which was acquired by ITW in 2005, and has held various management positions of increasing responsibility. Most recently, he served as Group President within the welding businesses.

Available Information

The Company electronically files reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials the Company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company's website (www.itw.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any shareholder who requests them. The Company will furnish any exhibit not contained herein upon the payment of a fee representing the reasonable cost to the Company of furnishing the exhibit. Requests for exhibits may be sent to Illinois Tool Works Inc., 155 Harlem Avenue, Glenview, IL 60025, Attention: Secretary. Also posted on the Company’s website are the following:

•	Statement of Principles of Conduct;

•	Code of Ethics for CEO and key financial and accounting personnel;

•	Charters of the Audit, Corporate Governance and Nominating, and Compensation Committees of the Board of Directors;

•	Corporate Governance Guidelines;

•	Global Anti-Corruption Policy;

•	Corporate Citizenship Statement;

•	Conflict Minerals Policy Statement; and

•	Government Affairs Information.

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

The Company's results are impacted by global economic conditions. Downturns in the markets served by the Company could adversely affect its businesses, results of operations or financial condition.

The Company's businesses are impacted by economic conditions around the globe. Slower economic growth, financial market instability, high unemployment, government deficit reduction, sequestration and other austerity measures impacting the markets we serve can adversely affect the Company’s businesses by reducing demand for the Company's products and services, limiting financing available to the Company's customers, increasing order cancellations and the difficulty in collecting accounts receivable, increasing price competition, and increasing the risk that counterparties to the Company's contractual arrangements will become insolvent or otherwise unable to fulfill their obligations.

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

The Company’s 2013 - 2017 enterprise strategy and associated initiatives include portfolio management, business structure simplification and strategic sourcing. The portfolio management initiative, which included divesting businesses no longer aligned with the Company’s long-term objectives, is essentially complete; however, product line simplification and customer base simplification, which is a core element of the Company’s 80/20 business process, is being reapplied to the Company’s scaled up operating divisions and remains an active element of this initiative. Although these activities are expected to improve future operating margins and organic revenue growth, they may have a negative impact on the Company’s overall organic revenue growth in the short term. The Company has made significant progress on its business structure simplification and strategic sourcing initiatives, but scaling up of smaller businesses into larger businesses and leveraging purchasing power across businesses involves some execution risk. If the Company is unable to achieve the expected benefits from these initiatives or is unable to complete these initiatives without material disruption to its businesses, the timing and amount of benefits from these initiatives may not be as expected and the Company's financial results could be adversely impacted.

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

The Company has a decentralized operating structure under which its individual businesses are allowed significant decision-making autonomy within the Company’s strategic framework and internal financial and compliance controls. The Company cannot ensure that its internal controls will always protect against reckless or criminal acts committed by its employees, agents or business partners that might violate U.S. and/or non-U.S. laws, including anti-bribery, competition, export and import, and environmental laws. Any such improper actions could subject the Company to civil or criminal investigations, could lead to substantial civil or criminal monetary and non-monetary penalties against the Company or its subsidiaries, or could damage its reputation.

A significant fluctuation between the U.S. Dollar and other currencies could adversely impact the Company's operating income.

Although the Company's financial results are reported in U.S. Dollars, a significant portion of its sales and operating costs are realized in other currencies, with the largest concentration of foreign sales occurring in Europe. The Company's profitability is affected by movements of the U.S. Dollar against the Euro and other foreign currencies in which it generates revenues and incurs expenses. Significant long-term fluctuations in relative currency values, and in particular, an increase in the value of the U.S. Dollar against foreign currencies, could have an adverse effect on profitability and financial condition.

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

Protecting the Company's intellectual property is critical to its innovation efforts. The Company owns patents, trade secrets, copyrights, trademarks and/or other intellectual property rights related to many of its products, and also has exclusive and non-exclusive license rights under intellectual property owned by others. The Company's intellectual property rights may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected, or the Company may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. Unauthorized use of the Company's intellectual property rights or inability to preserve existing intellectual property rights could adversely impact the Company's competitive position and results of operations.

Recent divestitures pose the risk of retained liabilities that could adversely affect the Company's financial results.

The Company's divestiture activity increased in 2012, 2013 and 2014 in accordance with its portfolio management initiative. Though the divestiture element of its portfolio management initiative is essentially complete, the Company has retained certain liabilities directly or through indemnifications made to the buyer against known and unknown contingent liabilities such as lawsuits, tax liabilities, product liability claims and environmental matters.

The Company has significant goodwill and other intangible assets, and future impairment of these assets could have a material adverse impact on our financial results.

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

The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are based on the income and expenses in various tax jurisdictions. The Company's effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments.

The Company's defined benefit pension plans are subject to financial market risks that could adversely affect its results of operations and cash flows.

The performance of financial markets and interest rates impact the Company's funding obligations under its defined benefit pension plans. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may increase the Company's funding obligations and adversely impact its results of operations and cash flows.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the Company's Enterprise Strategy and its ability to manage its strategic business initiatives and the timing and amount of benefits therefrom, the adequacy of internally generated funds and credit facilities, the ability to fund debt service obligations, the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Due to the Company’s decentralized operating structure, the Company operates out of a number of facilities worldwide, none of which are individually significant to the Company or its segments.

As of December 31, 2014, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number Of Properties
	Owned	Leased	Total
Automotive OEM	61	31	92
Test & Measurement and Electronics	27	71	98
Food Equipment	22	18	40
Polymers & Fluids	40	38	78
Welding	27	25	52
Construction Products	36	32	68
Specialty Products	52	41	93
Corporate	2	11	13
Total	267	267	534

The Company’s properties are highly suitable for the purposes for which they were designed and are maintained in good operating condition. Production capacity, in general, currently exceeds operating levels. Capacity levels are somewhat flexible based on the number of shifts operated and on the number of overtime hours worked. The Company adds production capacity from time to time as required by increased demand. Additions to capacity can be made within a reasonable period of time due to the nature of the Company’s businesses.

The Company operated 328 plants and office facilities outside of the U.S. Principal countries include Australia, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Mexico, Spain, and the United Kingdom.

ITEM 3. Legal Proceedings

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price and Dividend Data—The Company's common stock is listed on the New York Stock Exchange. Quarterly market price and dividend data for 2014 and 2013 were as shown below:

	Market Price Per Share		Dividends Declared Per Share
	High	Low
2014:
Fourth quarter	$97.79	$79.06	$0.485
Third quarter	89.58	81.72	0.485
Second quarter	89.50	80.80	0.42
First quarter	84.12	76.25	0.42
2013:
Fourth quarter	$84.32	$73.60	$0.42
Third quarter	78.56	68.16	0.42
Second quarter	71.74	60.02	0.38
First quarter	65.60	59.71	0.38

There were approximately 7,185 holders of record of common stock as of January 31, 2015. This number does not include beneficial owners of the Company's securities held in the name of nominees.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Illinois Tool Works Inc., the S&P 500 Index, and the S&P Industrial Conglomerates Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Illinois Tool Works Inc.
S&P 500
S&P Industrial Conglomerates

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Repurchases of Common Stock—On August 2, 2013, the Company’s Board of Directors authorized a stock repurchase program which provides for the buyback of up to $6.0 billion of the Company’s common stock over an open-ended period of time (the "2013 Program"). As of December 31, 2014, approximately $1.4 billion of share repurchases remain outstanding under this program.

Share repurchase activity under the Company’s share repurchase program for the fourth quarter of 2014 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
October 2014	3.5	$86.29	3.5	$1,953
November 2014	4.4	$93.52	4.4	$1,544
December 2014	1.0	$94.80	1.0	$1,448
Total	8.9		8.9

ITEM 6. Selected Financial Data

In millions except per share amounts	2014	2013	2012	2011	2010
Operating revenues	$14,484	$14,135	$14,791	$14,515	$12,625
Income from continuing operations	1,890	1,630	2,233	1,775	1,258
Income per share from continuing operations:
Basic	4.70	3.65	4.75	3.61	2.51
Diluted	4.67	3.63	4.72	3.59	2.50
Total assets at year-end	17,678	19,966	19,309	17,984	16,412
Long-term debt at year-end	5,981	2,793	4,589	3,488	2,542
Cash dividends declared per common share	1.81	1.60	1.48	1.40	1.30

Certain reclassifications of prior year data have been made to conform to current year reporting, including discontinued operations as discussed below.

The Company periodically reviews its operations for businesses that may no longer be aligned with its enterprise initiatives and long-term objectives. As a result, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations. For businesses reported as discontinued operations in the statement of income, all related prior period income statement information has been restated to conform to the current year reporting of these businesses. Income from discontinued operations was $1.1 billion, $49 million, $637 million, $296 million, and $245 million in the years 2014, 2013, 2012, 2011, and 2010, respectively. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company's discontinued operations.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with approximately 90 divisions in 57 countries. As of December 31, 2014, the Company employed approximately 49,000 persons.

The Company's operations are organized and managed based on similar product offerings and similar end markets, and are reported to senior management as the following seven segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products.

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

Management analyzes the Company's consolidated results of operations and the results of each segment by identifying the effects of changes in the results of the organic business (businesses that have been included in the Company's results of operations for more than 12 months), newly acquired and recently divested companies, restructuring costs, goodwill and intangible asset impairment charges, and currency translation on the operating revenues and operating income of each segment. The changes to operating income of organic businesses include the estimated effects of both operating leverage and changes in variable margins and overhead costs. Operating leverage is the estimated effect of the organic revenue volume changes on organic operating income, assuming variable margins remain the same as the prior period. As manufacturing and administrative overhead costs usually do not significantly change as a result of revenues increasing or decreasing, the percentage change in operating income due to operating leverage is usually more than the percentage change in the revenues. Changes in variable margins and overhead costs represent the estimated effect of non-volume related changes in the operating income of organic businesses and may be driven by a number of factors, including changes in product mix, the cost of raw materials, labor and overhead, and pricing to customers. Selling price versus material cost comparisons represent the estimated net impact of increases or decreases in the cost of materials used in the Company's products versus changes in the selling price to the Company's customers. Management reviews these price versus cost comparisons by analyzing the net impact of changes to each segment's operating margin.

ENTERPRISE STRATEGY

In 2012, the Company embarked on an Enterprise Strategy with the objective of fully leveraging ITW’s core capabilities to deliver strong financial performance. ITW’s Enterprise Strategy is centered on three key initiatives - portfolio management, business structure simplification, and strategic sourcing. These enterprise initiatives are expected to enhance the business through 2017 and are targeted at expanding organic revenue growth and improving profitability and returns.

The foundation of this strategy is a set of business practices referred to as the ITW Business Model consisting of three core elements:

80/20 Business Process - The concept of the 80/20 business process is to focus on what is most important (the 20% of the items which account for 80% of the value) and to spend less time and resources on the less important (the 80% of the items which account for 20% of the value). The Company uses this 80/20 business process to simplify and focus on the key drivers of business profitability, and as a result, reduces complexity that often creates unnecessary expense and disguises what is truly important. The Company utilizes the 80/20 process in all aspects of its business. Common applications of the 80/20 business process include:

•	Simplifying product lines by reducing the number of products offered by combining the features of similar products, outsourcing products or eliminating low-value products.

•	Segmenting the customer base by focusing on the 80/20 customers separately and finding alternative ways to serve the 20/80 customers.

•	Simplifying the supplier base by partnering with 80/20 suppliers and reducing the number of 20/80 suppliers.

•	Designing business processes, systems and measurements around the 80/20 activities.

The result of the application of this 80/20 business process is that the Company has over time improved its long-term operating and financial performance. These 80/20 efforts can result in restructuring projects that reduce costs, and improve profitability and returns.

Customer-Back Innovation - ITW’s customer-back approach to innovation builds on the Company’s 80/20 business process to help ITW businesses focus on the most profitable customers and invent solutions to solve their specific problems. ITW businesses are focused on building relationships with these major customers to develop deep knowledge and insight around their needs. These customer insights and learnings drive innovation at ITW. The Company actively protects its innovation through a patent portfolio of approximately 10,000 active patents.

Decentralized Entrepreneurial Culture - ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their customers. This leads to a focused and simple organizational structure that can deliver operational excellence adapted to their customers and end markets.

KEY INITIATIVES

ITW’s Enterprise Strategy is centered on three key initiatives - portfolio management, business structure simplification, and strategic sourcing. These enterprise initiatives are expected to enhance the business through 2017 and are targeted at expanding organic revenue growth and improving profitability and returns.

Portfolio Management - The Company's portfolio management initiative aims to construct a business portfolio that leverages the Company’s differentiated business model and growth potential. As part of this initiative, the Company reviews its operations for businesses that may no longer be aligned with its long-term objectives. As a result, the Company's divestiture activity increased in 2012, 2013 and 2014. With the sale of the Company's former Industrial Packaging segment on May 1, 2014, the divestiture element of the Company's portfolio management initiative is essentially complete. The Company has historically acquired businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. Going forward, the Company will emphasize organic growth, while acquisitions will be targeted to bolt-on acquisitions that support and accelerate organic growth in existing segments, and new platforms that expand the Company’s long-term growth and earnings potential. Refer to the Discontinued Operations note in Item 8 - Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

Another key aspect of the portfolio management initiative is the focus on product line and customer base simplification. Product line and customer base simplification focuses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. Product line and customer base simplification is a core element of the Company's 80/20 business process. In the short-term, product line and customer base simplification may result in a decrease in revenue and overhead costs while improving operating margin. Over the long-term, product line and customer base simplification results in growth in revenue, profitability and returns, and is key to improving the Company's long-term operating and financial performance.

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

DISCONTINUED OPERATIONS

The Company periodically reviews its operations for businesses that may no longer be aligned with its enterprise initiatives and long-term objectives. As a result, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations.

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

On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging business to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after-tax) in the second quarter of 2014 which was included in Income from discontinued operations.

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

The operating results of the businesses discussed above, as well as certain previously divested businesses, are reported as discontinued operations in the statement of income for all periods presented. As of the second quarter of 2014, the Company has completed the divestiture of all of the businesses previously classified as discontinued operations. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for 2014, 2013 and 2012 are summarized as follows:

Dollars in millions	2014	2013	2012
Operating revenues	$14,484	$14,135	$14,791
Operating income	2,888	2,514	2,475
Margin %	19.9%	17.8%	16.7%

In 2014 and 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2014 Compared to 2013			2013 Compared to 2012
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Organic business:
Revenue change/Operating leverage	2.6%	6.3%	0.6%	0.2%	0.6%	0.1%
Changes in variable margins and overhead costs	—	8.2	1.4	—	6.4	1.1
	2.6	14.5	2.0	0.2	7.0	1.2
Acquisitions and divestitures	0.6	0.2	(0.1)	(4.6)	(4.7)	0.1
Restructuring costs	—	0.9	0.2	—	(1.0)	(0.2)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(0.7)	(0.7)	—	—	0.3	—
Total	2.5%	14.9%	2.1%	(4.4)%	1.6%	1.1%

Operating Revenues

Operating revenues increased 2.5% in 2014 versus 2013 due to an increase in organic and acquisition revenues, partially offset by the unfavorable effect of currency translation which primarily occurred in the fourth quarter. Total organic revenues increased 2.6% in 2014 versus 2013 primarily due to 8.9% growth in the Automotive OEM segment and 4.7% growth in the Food Equipment segment, partially offset by modest declines in the Polymers & Fluids and Specialty Products segments. Product line and customer base simplification activities associated with the portfolio management component of the Company's enterprise strategy reduced organic revenue growth by approximately one percentage point. International organic revenues increased 3.2% versus the prior year. European organic revenues increased 2.4% primarily driven by the Automotive OEM, Food Equipment and Test & Measurement and Electronics segments, partially offset by Welding, Polymers & Fluids and Construction Products. Asia Pacific organic revenues increased 4.9% primarily due to growth in Automotive OEM in China and Construction Products in Australia. North American organic revenues increased 2.3% primarily due to growth in the Automotive OEM, Welding and Food Equipment segments. Acquisitions primarily included the purchase of a European consumer packaging equipment business and a Chinese food equipment business in the third quarter of 2013.

Operating revenues decreased 4.4% in 2013 versus 2012 primarily due to divestitures which reduced revenues by 6.3% over the prior year. On October 31, 2012, the Company divested a 51% majority interest in the former Decorative Surfaces segment. Accordingly, the Company ceased consolidating the results of the Decorative Surfaces segment as of October 31, 2012 and now reports its 49% ownership interest using the equity method of accounting. Due to the Company's continuing involvement through its 49% ownership interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Excluding the 2012 revenues of the former Decorative Surfaces segment of $921 million, 2013 revenues increased by $265 million, or 1.9%, over the prior year, primarily driven by higher revenues from acquisitions and higher organic revenues (see "Results of Operations by Segment" table below). Acquisitions contributed 1.7% to revenues in 2013 versus 2012 primarily due to the purchase of a European consumer packaging equipment business and a Chinese food equipment business. Worldwide organic revenues increased 0.2% in 2013 versus 2012 primarily due to growth in the Automotive OEM segment, partially offset by lower revenues in the electronic assembly equipment businesses within the Test & Measurement and Electronics segment. International organic revenues increased 1.2% due to growth in Asia Pacific of 3.6%, primarily due to the result of strong growth in China in 2013 versus 2012. European organic revenues declined 0.8% due to weakness in the European economic environment in the first half of 2013 which moderately improved in the second half of the year. North American organic revenues were lower by 0.5% primarily due to the electronic assembly business within the Test & Measurement and Electronics segment. This was partially offset by growth in the North American Automotive OEM, Food Equipment, and Construction Products businesses.

Operating Income

Operating income increased 14.9% in 2014 versus 2013 primarily due to changes in variable margins and overhead costs, an increase in organic revenues and lower restructuring expenses, partially offset by the unfavorable effect of currency translation. Operating margins were 19.9% for 2014, an increase of 210 basis points versus the prior year. Total organic business margins increased 200 basis points primarily due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. The changes in variable margins and overhead costs increased margins by 140 basis points over the prior year primarily due to the benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing, which contributed 120 basis points of margin improvement, favorable selling price versus material cost comparisons of 10 basis points, and lower operating expenses. Operating expenses in 2014 included the impact of lower employee benefit expenses, offset by costs related to continued investment in the business. The positive operating leverage effect of the increase in organic revenues contributed 60 basis points of improvement. Lower restructuring expenses increased total operating margins by 20 basis points.

Operating income increased 1.6% in 2013 versus 2012 primarily due to lower overhead expenses and an increase in organic revenues, partially offset by the divestiture of the former Decorative Surfaces segment and higher restructuring expenses. Total organic business margins increased 120 basis points in 2013 versus 2012 primarily due to lower overhead costs. The changes in variable margins and overhead costs increased organic business margins by 110 basis points, driven by reductions in overhead expenses from the Company's enterprise initiatives of 80 basis points, resulting primarily from the benefits of business structure simplification activities, and the favorable effect of selling price versus material cost comparisons of 40 basis points.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenues and operating income to total operating revenues and operating income is as follows:

	Operating Revenues
In millions	2014	2013	2012
Automotive OEM	$2,590	$2,396	$2,171
Test & Measurement and Electronics	2,204	2,176	2,299
Food Equipment	2,177	2,047	1,939
Polymers & Fluids	1,927	1,993	2,063
Welding	1,850	1,837	1,847
Construction Products	1,707	1,717	1,724
Specialty Products	2,055	2,007	1,871
Intersegment revenues	(26)	(38)	(44)
Total Segments	14,484	14,135	13,870
Decorative Surfaces	—	—	921
Total	$14,484	$14,135	$14,791

	Operating Income
In millions	2014	2013	2012
Automotive OEM	$600	$490	$421
Test & Measurement and Electronics	340	321	342
Food Equipment	453	385	332
Polymers & Fluids	357	335	327
Welding	479	464	470
Construction Products	289	238	201
Specialty Products	440	408	365
Total Segments	2,958	2,641	2,458
Decorative Surfaces	—	—	143
Unallocated	(70)	(127)	(126)
Total	$2,888	$2,514	$2,475

Segments are allocated a fixed overhead charge based on the segment's revenues. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis.

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

In 2014, this segment primarily served the automotive original equipment manufacturers and tiers (91%) market.

The results of operations for the Automotive OEM segment for 2014, 2013 and 2012 were as follows:

Dollars in millions	2014	2013	2012
Operating revenues	$2,590	$2,396	$2,171
Operating income	600	490	421
Margin %	23.2%	20.5%	19.4%

In 2014 and 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2014 Compared to 2013			2013 Compared to 2012
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Organic business:
Revenue change/Operating leverage	8.9%	16.2%	1.4%	9.5%	17.8%	1.5%
Changes in variable margins and overhead costs	—	4.0	0.8	—	0.2	—
	8.9	20.2	2.2	9.5	18.0	1.5
Acquisitions and divestitures	(0.1)	—	—	—	—	—
Restructuring costs	—	2.9	0.5	—	(3.2)	(0.6)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(0.7)	(0.6)	—	0.9	1.7	0.2
Total	8.1%	22.5%	2.7%	10.4%	16.5%	1.1%

Operating Revenues

Operating revenues increased 8.1% in 2014 versus 2013 primarily due to an increase in organic revenues, partially offset by the unfavorable effect of currency translation. As a result of product innovation and penetration gains, worldwide automotive organic revenues grew 8.9%, exceeding auto builds which grew 3%. European organic revenue growth of 10.8% exceeded auto build growth of 3%. North American automotive organic revenues grew 7.6% as North American auto builds increased 5% over the prior year. Organic revenues for Asia Pacific increased 12.1% over the prior year primarily due to revenue growth in China of 17.2%, which exceeded Chinese auto build growth of 8%.

Operating revenues increased 10.4% in 2013 versus 2012 due to the increase in organic revenues and the favorable effect of currency translation. Worldwide automotive organic revenue growth of 9.5% in 2013 versus 2012 exceeded auto builds of approximately 4% primarily due to worldwide product penetration gains. International automotive organic revenues increased 10.9% over the prior year. Organic revenues for Asia Pacific increased 20.8% over the prior year primarily due to revenue growth in China of 37.7%, which exceeded Chinese auto build growth of 14%. European organic revenue growth was 6.8% while auto build growth was flat in 2013 versus 2012. North American automotive organic revenue growth of 8.0% exceeded auto build growth of 5% over the prior year.

Operating Income

Operating income increased 22.5% in 2014 versus 2013 due to higher organic revenues, changes in variable margins and overhead costs and lower restructuring expenses, partially offset by the unfavorable effect of currency translation. Total organic business margins increased 220 basis points primarily due to the positive operating leverage effect of the increase in organic revenues of 140 basis points and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased organic business margins by 80 basis points driven by the benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing, partially offset by unfavorable selling price versus material cost comparisons of 30 basis points. Lower restructuring expenses increased total operating margins by 50 basis points.

Operating income increased 16.5% in 2013 versus 2012 primarily due to higher organic revenues and the favorable effect of currency translation, partially offset by higher restructuring expenses. Total organic business margins increased 150 basis points due to the positive operating leverage effect of the increase in organic revenues described above. The changes in variable margins and overhead costs had no significant effect on organic business margins as the benefits of business structure simplification activities were offset by higher overhead costs primarily related to business expansion in China. Higher restructuring expenses diluted total operating margins by 60 basis points in 2013 versus 2012.

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

In 2014, this segment primarily served the electronics (23%), general industrial (18%), industrial capital goods (8%), automotive original equipment manufacturers and tiers (8%) and consumer durables (7%) markets.

The results of operations for the Test & Measurement and Electronics segment for 2014, 2013 and 2012 were as follows:

Dollars in millions	2014	2013	2012
Operating revenues	$2,204	$2,176	$2,299
Operating income	340	321	342
Margin %	15.4%	14.8%	14.9%

In 2014 and 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2014 Compared to 2013			2013 Compared to 2012
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Organic business:
Revenue change/Operating leverage	1.5%	4.5%	0.4%	(6.0)%	(18.3)%	(1.9)%
Changes in variable margins and overhead costs	—	3.4	0.5	—	10.6	1.7
	1.5	7.9	0.9	(6.0)	(7.7)	(0.2)
Acquisitions and divestitures	(0.1)	0.1	—	0.9	0.7	—
Restructuring costs	—	(2.4)	(0.3)	—	1.3	0.2
Impairment of goodwill and intangibles	—	0.2	—	—	(0.7)	(0.1)
Translation	(0.1)	—	—	(0.2)	—	—
Total	1.3%	5.8%	0.6%	(5.3)%	(6.4)%	(0.1)%

Operating Revenues

Operating revenues increased 1.3% in 2014 versus 2013 primarily due to an increase in organic revenues. Organic revenues for the worldwide test and measurement businesses increased 1.8% primarily due to strength in the Instron business. Worldwide electronics organic revenues increased 1.2% primarily due to a 2.0% increase in the other electronics businesses, which was driven by growth in the contamination control businesses, resulting primarily from increased demand across all major regions, the pressure sensitive adhesives businesses, primarily due to higher market demand in Europe, and the static control businesses, primarily due to increased sales to the industrial end market in Asia and North America. Organic revenues for the electronic assembly businesses declined 0.7% but showed improvement in the second half of the year.

Operating revenues decreased 5.3% in 2013 versus 2012 primarily due to a decline in organic revenues, partially offset by revenues from acquisitions. Worldwide electronics organic revenues decreased 14.0% in 2013 versus 2012 primarily due to a

36.1% decrease in revenues in the electronic assembly businesses resulting primarily from strong order rates from a key customer in 2012 that did not recur in 2013. Organic revenues for the other electronics businesses increased 3.1% in 2013 versus 2012 primarily due to increased demand from consumer electronics customers in China. Organic revenues for the worldwide test and measurement businesses increased 2.0% in 2013 versus 2012 primarily due to increased order rates during the fourth quarter of 2013. The acquisition revenue was primarily due to the purchase of a European food and pharmaceutical inspection business in the fourth quarter of 2012.

Operating Income

Operating income increased 5.8% in 2014 versus 2013 primarily due to higher organic revenues and changes in variable margins and overhead costs, partially offset by higher restructuring expenses. Total organic business margins increased 90 basis points due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. The changes in variable margins and overhead costs increased organic business margins by 50 basis points primarily due to benefits resulting from the Company's enterprise initiatives, business structure simplification and strategic sourcing, partially offset by the impact of the discrete claim recovery in 2013 noted below. Higher restructuring expenses decreased total operating margins by 30 basis points.

Operating income decreased 6.4% in 2013 versus 2012 primarily due to the lower organic revenues noted above. Total organic business margins decreased 20 basis points primarily due to the negative operating leverage effect of the decrease in organic revenues of 190 basis points, partially offset by changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased organic business margins by 170 basis points primarily due to benefits from business structure simplification activities and overhead cost management of 60 basis points, lower intangible asset amortization expense of 40 basis points, favorable selling price versus material cost comparisons of 30 basis points, and a discrete claim recovery of 30 basis points in 2013.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and provide related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

In 2014, this segment primarily served the food institutional/restaurant (40%), food service (33%) and food retail (14%) markets.

The results of operations for the Food Equipment segment for 2014, 2013 and 2012 were as follows:

Dollars in millions	2014	2013	2012
Operating revenues	$2,177	$2,047	$1,939
Operating income	453	385	332
Margin %	20.8%	18.8%	17.1%

In 2014 and 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2014 Compared to 2013			2013 Compared to 2012
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Organic business:
Revenue change/Operating leverage	4.7%	11.2%	1.2%	1.9%	5.0%	0.5%
Changes in variable margins and overhead costs	—	4.8	0.8	—	10.3	1.7
	4.7	16.0	2.0	1.9	15.3	2.2
Acquisitions and divestitures	1.7	1.0	(0.2)	3.2	0.3	(0.5)
Restructuring costs	—	1.0	0.2	—	(0.5)	(0.1)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	—	—	—	0.4	0.6	0.1
Total	6.4%	18.0%	2.0%	5.5%	15.7%	1.7%

Operating Revenues

Operating revenues increased 6.4% in 2014 versus 2013 due to an increase in organic and acquisition revenues. North American organic revenues increased 5.1% as North American equipment revenues increased 5.3%, primarily due to product innovation and penetration gains in refrigeration and cooking. North American service revenues increased 4.0%. International organic revenues increased 4.6% as equipment revenues increased 6.4% primarily due to growth in warewash and refrigeration businesses and product innovation. International service revenue growth of 0.6% was impacted by slower demand in southern Europe. The increase in revenues from acquisitions was due to the purchase of a Chinese food equipment business in the third quarter of 2013.

Organic revenues increased 5.5% in 2013 versus 2012 primarily due to revenues from acquisitions and an increase in organic revenues. North American organic revenues increased 3.8% in 2013 versus 2012 as North American service revenues increased 5.5% due to expanded service capabilities and improved market penetration, and equipment revenues increased 2.6% due to stronger growth in the second half of 2013. International organic revenues declined 0.2% in 2013 versus 2012. International service revenues increased 3.9% primarily due to expanded service capabilities in Europe. International equipment revenues declined 2.0% over the prior year primarily due to lower European sales in the cooking businesses in France and Italy. Improved European equipment sales in the second half of 2013 partially offset the revenue decline in the first half of 2013. The increase in revenues from acquisitions was due to the purchase of a Brazilian manufacturer of cooking equipment in the fourth quarter of 2012 and a Chinese food equipment business in the third quarter of 2013.

Operating Income

Operating income increased 18.0% in 2014 versus 2013 primarily due to higher organic revenues and changes in variable margins and overhead costs. Total organic business margins increased 200 basis points due to the positive operating leverage effect of the increase in organic revenues of 120 basis points and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased organic business margins by 80 basis points primarily due to the benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing, and favorable selling price versus material cost comparisons of 20 basis points. Lower restructuring expenses increased total operating margins by 20 basis points.

Operating income increased 15.7% in 2013 versus 2012 primarily due to lower operating expenses and higher organic revenues. Total organic business margins increased 220 basis points due to the positive operating leverage effect of the increase in organic revenues of 50 basis points and changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased organic business margins by 170 basis points primarily due to higher variable margins of 120 basis points, driven by favorable selling price versus material cost comparisons of 60 basis points and operating efficiencies primarily in the North American service business, and lower overhead expenses of 50 basis points resulting primarily from the benefits of business structure simplification activities.

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

In 2014, this segment primarily served the automotive aftermarket (42%), general industrial (14%), maintenance, repair and operations, or "MRO" (12%) and construction (9%) markets.

The results of operations for the Polymers & Fluids segment for 2014, 2013 and 2012 were as follows:

Dollars in millions	2014	2013	2012
Operating revenues	$1,927	$1,993	$2,063
Operating income	357	335	327
Margin %	18.5%	16.8%	15.8%

In 2014 and 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2014 Compared to 2013			2013 Compared to 2012
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Organic business:
Revenue change/Operating leverage	(1.2)%	(3.2)%	(0.3)%	(2.9)%	(8.1)%	(0.8)%
Changes in variable margins and overhead costs	—	10.2	1.7	—	11.9	1.9
	(1.2)	7.0	1.4	(2.9)	3.8	1.1
Acquisitions and divestitures	—	—	—	0.5	—	—
Restructuring costs	—	1.7	0.3	—	(0.5)	(0.1)
Impairment of goodwill and intangibles	—	(0.3)	—	—	—	—
Translation	(2.1)	(2.1)	—	(1.0)	(0.8)	—
Total	(3.3)%	6.3%	1.7%	(3.4)%	2.5%	1.0%

Operating Revenues

Operating revenues decreased 3.3% in 2014 versus 2013 primarily due to the unfavorable effect of currency translation and lower organic revenues. Ongoing product line and customer base simplification activities negatively impacted organic revenues by approximately two percentage points. Organic revenue decreases in North America and Europe were partially offset by growth in China and South America. Worldwide polymers organic revenues decreased 3.8% primarily due to revenue declines in North America and Europe, partially offset by growth in China and Brazil. Worldwide fluids and hygiene organic revenues decreased 0.4% primarily due to a decrease in revenues in Europe, partially offset by growth in Brazil. Automotive aftermarket organic revenues declined 0.2% driven by a decrease in revenues in North America, partially offset by growth in Asia Pacific and South America.

Operating revenues decreased 3.4% in 2013 versus 2012 primarily due to lower organic revenues and the unfavorable effect of currency translation. Organic revenues for the polymers and hygiene businesses decreased 5.3%, worldwide fluids decreased 2.3% and the automotive aftermarket businesses declined 1.6% in 2013 versus 2012. Revenue declines were primarily due to product line and customer base simplification activities, exiting low margin business and the loss of certain product sales. Acquisition revenue was primarily due to the purchase of a manufacturer of advanced technology silicone materials in the second quarter of 2012.

Operating Income

Operating income increased 6.3% in 2014 versus 2013 primarily due to changes in variable margins and overhead costs and lower restructuring expenses, partially offset by lower organic revenues and the unfavorable effect of currency translation. Total organic business margins increased 140 basis points primarily due to changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in organic revenues of 30 basis points. The changes in variable margins and overhead costs increased organic business margins by 170 basis points due to lower operating expenses, primarily driven by the benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing. Lower restructuring expenses increased total operating margins by 30 basis points.

Operating income increased 2.5% in 2013 versus 2012 primarily due to lower operating expenses, partially offset by lower organic revenues, the unfavorable effect of currency translation and higher restructuring expenses. Total organic business margins increased 110 basis points in 2013 versus 2012 primarily due to changes in variable margins and overhead costs, partially offset by the negative operating leverage effect of the decrease in organic revenues. The changes in variable margins and overhead costs increased organic business margins by 190 basis points primarily due to lower overhead expenses of 130 basis points, primarily driven by the benefits of business structure simplification activities and overhead cost management, and favorable selling price versus material cost comparisons of 50 basis points.

WELDING

Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.

In the Welding segment, products include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

In 2014, this segment primarily served the general industrial (35%) market, which included fabrication, shipbuilding and other general industrial markets, energy (14%), maintenance, repair and operations, or "MRO" (10%), construction (10%) and industrial capital goods (5%) markets.

The results of operations for the Welding segment for 2014, 2013 and 2012 were as follows:

Dollars in millions	2014	2013	2012
Operating revenues	$1,850	$1,837	$1,847
Operating income	479	464	470
Margin %	25.9%	25.3%	25.4%

In 2014 and 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2014 Compared to 2013			2013 Compared to 2012
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Organic business:
Revenue change/Operating leverage	1.2%	2.0%	0.2%	(2.3)%	(3.7)%	(0.4)%
Changes in variable margins and overhead costs	—	2.3	0.6	—	3.2	0.9
	1.2	4.3	0.8	(2.3)	(0.5)	0.5
Acquisitions and divestitures	0.3	—	(0.1)	1.9	(0.4)	(0.5)
Restructuring costs	—	(0.5)	(0.1)	—	(0.3)	(0.1)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(0.8)	(0.6)	—	—	(0.1)	—
Total	0.7%	3.2%	0.6%	(0.4)%	(1.3)%	(0.1)%

Operating Revenues

Operating revenues increased 0.7% in 2014 versus 2013 primarily due to an increase in organic revenues, partially offset by the unfavorable effect of currency translation. Worldwide welding organic revenues increased 1.2%. North American welding organic revenues increased 6.0% primarily due to strength in equipment sales to general industrial and commercial customers. International organic revenues decreased 10.4% primarily due to a delay in China oil and gas pipeline projects and continued product line and customer base simplification activity in Europe. The increase from acquisition revenues was due to the purchase of a European supplier of welding consumables in the first quarter of 2013.

Operating revenues decreased 0.4% in 2013 versus 2012 primarily due to a decline in organic revenues, partially offset by revenues from acquisitions. Worldwide welding organic revenues declined 2.3% in 2013 versus 2012. North American welding organic revenues were lower by 2.2% due to heavy equipment OEM and general industrial end market declines. International organic revenues decreased 2.6% in 2013 versus 2012 primarily due to the ongoing strategic exit from the Chinese ship building end market. The increase from acquisition revenues was due to the purchase of a European supplier of welding consumables in the first quarter of 2013.

Operating Income

Operating income increased 3.2% in 2014 versus 2013 due to the changes in variable margins and overhead expenses and higher organic revenues, partially offset by the unfavorable effect of currency translation and higher restructuring expenses. Total organic business margins increased 80 basis points due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. Changes in variable margins and overhead costs increased organic business margins by 60 basis points driven by the benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing, and favorable selling price versus material cost comparisons of 40 basis points, partially offset by higher overhead expenses driven by continued investment in product innovation.

Operating income decreased 1.3% in 2013 versus 2012 primarily due to lower organic revenues, lower income from acquisitions, and higher restructuring expenses, partially offset by lower operating expenses. Total organic business margins increased 50 basis points primarily due to lower operating expenses, partially offset by the negative operating leverage effect of organic revenue declines. Changes in variable margins and overhead costs increased organic business margins by 90 basis points driven by favorable selling price versus material cost comparisons of 70 basis points and lower overhead costs including the benefits of business structure simplification activities. Acquisitions diluted total operating margins by 50 basis points in 2013 versus 2012 primarily due to lower operating margins and the impact of intangible asset amortization expense.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

In 2014, this segment primarily served the residential construction (37%), renovation construction (33%) and commercial construction (27%) markets.

The results of operations for the Construction Products segment for 2014, 2013 and 2012 were as follows:

Dollars in millions	2014	2013	2012
Operating revenues	$1,707	$1,717	$1,724
Operating income	289	238	201
Margin %	17.0%	13.9%	11.6%

In 2014 and 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2014 Compared to 2013			2013 Compared to 2012
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Organic business:
Revenue change/Operating leverage	2.2%	6.8%	0.6%	0.5%	2.0%	0.2%
Changes in variable margins and overhead costs	—	15.7	2.2	—	22.5	2.6
	2.2	22.5	2.8	0.5	24.5	2.8
Acquisitions and divestitures	(0.9)	(0.7)	0.1	0.1	—	—
Restructuring costs	—	2.4	0.3	—	(2.6)	(0.3)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	(1.9)	(2.9)	(0.1)	(1.1)	(2.5)	(0.2)
Total	(0.6)%	21.3%	3.1%	(0.5)%	19.4%	2.3%

Operating Revenues

Operating revenues decreased 0.6% in 2014 versus 2013 primarily due to the negative impact of currency translation and divestitures, partially offset by an increase in organic revenues. Ongoing product line and customer base simplification activities negatively impacted organic revenues by approximately one percentage point. International organic revenues increased 2.2% as Asia Pacific increased 7.0% primarily due to strong end market growth in Australia and New Zealand. European organic revenues declined 2.1% primarily due to lower end market demand in the region and product line and customer base simplification activities. North American organic revenues increased 2.1% primarily due to U.S. renovation organic revenue growth of 4.6%, driven by increased sales to big box retailers, partially offset by a decrease in organic revenues in Canada, primarily due to lower demand in the residential market.

Operating revenues decreased 0.5% in 2013 versus 2012 primarily due to the unfavorable effect of currency translation, partially offset by an increase in organic revenues. North American organic revenues increased 4.6% in 2013 versus 2012 as U.S. residential organic revenue growth was 8.2% primarily due to increased consumable sales associated with year-over-year growth in housing starts. U.S. renovation organic revenue growth was 7.3% primarily due to strong tool sales and increased sales to big box retailers. U.S. commercial organic revenues declined 1.4% primarily due to weak overall demand. International organic revenues declined 1.6% in 2013 versus 2012, as European organic revenues declined 5.3% due to lower sales of consumable products driven by a slowdown in construction activity in European end markets. Organic revenues in Asia Pacific increased 2.4% in 2013 versus 2012 primarily due to growth in commercial and residential construction activity in Australia and New Zealand.

Operating Income

Operating income increased 21.3% in 2014 versus 2013 primarily due to lower operating expenses, higher organic revenues and lower restructuring expenses, partially offset by the unfavorable effect of currency translation. Total organic business margins increased 280 basis points due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues of 60 basis points. The changes in variable margins and overhead costs increased organic business margins by 220 basis points primarily driven by the benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing, and favorable selling price versus material cost comparisons of 20 basis points. Lower restructuring expenses increased total operating margins by 30 basis points.

Operating income increased 19.4% in 2013 versus 2012 primarily due to lower operating expenses and higher organic revenues, partially offset by higher restructuring expenses and the unfavorable effect of currency translation. Total organic business margins increased 280 basis points primarily due to changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues. The changes in variable margins and overhead costs increased organic business margins by 260 basis points in 2013 versus 2012 due to lower overhead costs of 210 basis points, primarily driven by the benefits of business structure simplification activities and overhead cost management, and higher variable margins of 50 basis points. Restructuring expenses reduced total operating margins by 30 basis points due to increased cost reduction activities in Europe.

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

In 2014, this segment primarily served the food and beverage (25%), consumer durables (14%), general industrial (13%), printing and publishing (10%) and industrial capital goods (6%) markets.

The results of operations for the Specialty Products segment for 2014, 2013 and 2012 were as follows:

Dollars in millions	2014	2013	2012
Operating revenues	$2,055	$2,007	$1,871
Operating income	440	408	365
Margin %	21.4%	20.3%	19.5%

In 2014 and 2013, the changes in revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	2014 Compared to 2013			2013 Compared to 2012
	% Increase (Decrease)		% Point Increase (Decrease)	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins	Operating Revenues	Operating Income	Operating Margins
Organic business:
Revenue change/Operating leverage	(0.3)%	(0.7)%	(0.1)%	1.3%	2.9%	0.3%
Changes in variable margins and overhead costs	—	7.4	1.5	—	6.5	1.3
	(0.3)	6.7	1.4	1.3	9.4	1.6
Acquisitions and divestitures	2.7	0.7	(0.4)	5.7	2.6	(0.6)
Restructuring costs	—	0.5	0.1	—	(1.1)	(0.2)
Impairment of goodwill and intangibles	—	—	—	—	—	—
Translation	—	0.1	—	0.3	0.8	—
Total	2.4%	8.0%	1.1%	7.3%	11.7%	0.8%

Operating Revenues

Operating revenues increased 2.4% in 2014 versus 2013 due to an increase in acquisition revenues, partially offset by a decrease in organic revenues. Worldwide consumer packaging organic revenues decreased 1.0% driven by lower equipment revenues in North America. Worldwide ground support equipment organic revenues increased 5.3% primarily due to higher end market demand in North America. Worldwide appliance organic revenues increased 0.7% primarily due to penetration gains in the North American home appliance sector. Acquisition revenue was primarily due to the purchase of a European consumer packaging equipment business in the third quarter of 2013.

Operating revenues increased 7.3% in 2013 versus 2012 primarily due to an increase in acquisition and organic revenues, and the favorable effect of currency translation. Worldwide consumer packaging organic revenues increased 2.5% in 2013 versus 2012 primarily due to growth in multi-pack beverage systems. Worldwide appliance organic revenues declined 3.0% in 2013 versus 2012 primarily due to lower consumer demand in the European home appliance sector. Worldwide organic revenues of the ground support equipment business increased 1.1% in 2013 versus 2012. Acquisition revenue was primarily due to the third quarter 2013 purchase of a European consumer packaging equipment business and the fourth quarter 2012 purchase of a North American medical products manufacturer.

Operating Income

Operating income increased 8.0% in 2014 versus 2013 primarily due to the changes in variable margins and overhead costs, income from acquisitions and lower restructuring expenses, partially offset by lower organic revenues. Total organic business margins increased 140 basis points primarily due to changes in variable margins and overhead costs. The changes in variable margins and overhead costs increased organic business margins by 150 basis points driven by the benefits of the Company's enterprise initiatives, business structure simplification and strategic sourcing, partially offset by unfavorable selling price versus material cost comparisons of 30 basis points. Acquisitions diluted total operating margins by 40 basis points primarily due to lower operating margins and the impact of intangible asset amortization expense.

Operating income increased 11.7% in 2013 versus 2012 primarily due to lower operating expenses, an increase in organic revenues, and income from acquisitions. Total organic business margins increased 160 basis points in 2013 versus 2012 primarily due to the changes in variable margins and overhead costs and the positive operating leverage effect of the increase in organic revenues of 30 basis points. The changes in variable margins and overhead costs increased organic business margins by 130 basis points in 2013 versus 2012 driven by lower overhead expenses of 120 basis points, primarily resulting from the benefits of business structure simplification activities, and improvements in variable margins of 10 basis points. Acquisitions diluted total operating margins by 60 basis points in 2013 versus 2012 primarily due to amortization expense related to intangible assets.

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

Historical operating results of Decorative Surfaces for 2012 were as follows:

Dollars in millions	For the Ten Months Ended October 31, 2012
Operating revenues	$921
Operating income	143

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased to $242 million in 2014 from $250 million in 2013 and $252 million in 2012, due to various intangible assets being fully amortized in both 2014 and 2013.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2014, 2013 and 2012. In the third quarter of 2014, these assessments resulted in no goodwill impairment charges and total indefinite-lived intangible asset impairment charges of $3 million in the Polymers & Fluids and Test & Measurement and Electronics segments. In 2013, these assessments resulted in no goodwill impairment charges and an indefinite-lived intangible asset impairment charge of $2 million in the Test & Measurement and Electronics segment. In 2012, these assessments resulted in a goodwill impairment charge of $1 million in the Test & Measurement and Electronics segment and an indefinite-lived intangible asset impairment charge of $1 million in the Food Equipment segment. See the Goodwill and Intangible Assets note in Item 8. Financial Statements and Supplementary Data for further details of the impairment charges.

INTEREST EXPENSE

Interest expense increased to $250 million in 2014, which includes interest expense on the notes issued in February 2014 and the Euro notes issued in May 2014, versus $239 million in 2013. Interest expense increased in 2013, which included the full year impact of interest expense on the 3.9% notes issued in late August 2012, versus $213 million in 2012. See the Debt note in Item 8. Financial Statements and Supplementary Data for further details regarding the Company's debt obligations.

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

OTHER INCOME (EXPENSE)

Other income (expense) was income of $61 million in 2014 versus $72 million in 2013. This decrease was primarily due to a pre-tax gain of $30 million recorded in 2013 related to the acquisition of the controlling interest in an existing equity investment, partially offset by higher interest income ($65 million in 2014 versus $50 million in 2013).

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

See the Other Income (Expense) note in Item 8. Financial Statements and Supplementary Data for further details.

INCOME TAXES

The effective tax rate was 30.0% in 2014, 30.6% in 2013, and 30.3% in 2012. The effective tax rate for 2013 was unfavorably impacted by a $40 million discrete tax charge in the third quarter of 2013 related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. The effective tax rate for 2012 was unfavorably impacted by discrete tax charges totaling $36 million in the fourth quarter of 2012, which included $35 million for the settlement of an IRS tax audit for the years 2008-2009.

See the Income Taxes note in Item 8. Financial Statements and Supplementary Data for further details on these discrete tax adjustments and a reconciliation of the U.S. federal statutory rate to the effective tax rate.

FOREIGN CURRENCY

For the year ended 2014 versus 2013, the impact of foreign currencies against the U.S. Dollar decreased operating revenues by approximately $110 million in 2014 and decreased income from continuing operations by approximately $14 million. For the year ended 2013 versus 2012, the impact of foreign currency fluctuations against the U.S. Dollar did not have a significant impact on operating revenues or income from continuing operations.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations was $1.1 billion in 2014, $49 million in 2013 and $637 million in 2012. Income from discontinued operations in 2014 included an after-tax gain of $1.1 billion on the disposal of the Industrial Packaging business in the second quarter of 2014. Income from discontinued operations in 2013 included after-tax losses on disposals of $72 million and goodwill impairment of $42 million related to various divested businesses. Income from discontinued operations in 2012 included an after-tax gain of $372 million related to the sale of the finishing group of businesses. See the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. The Company adopted this new guidance effective January 1, 2015. The new guidance applies prospectively to new disposals and new classifications of disposal groups held for sale after such date. As a result, this guidance did not have any impact on the Company's financial statements or related disclosures upon adoption.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flow and short-term credit facilities. In addition, the Company had $4.0 billion of cash on hand at December 31, 2014 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	investment in existing businesses to fund internal growth;

•	payment of an attractive dividend to shareholders;

•	share repurchases; and

•	acquisitions.

In September 2013, the Company’s Board of Directors authorized a plan to commence a sale process for the Industrial Packaging business. The Company classified the Industrial Packaging segment as held for sale beginning in the third quarter of 2013 and no longer presented this segment as part of its continuing operations. As to the impact of this divestiture on the Company’s income per share from continuing operations and capital structure going forward, the Company also indicated that it intended to repurchase approximately 50 million shares through a program utilizing its existing share repurchase authorization to offset the full amount of divestiture-related dilution of income per share from continuing operations through a combination of sale proceeds, free operating cash flow and additional leverage. The Company completed this program in the second quarter of 2014. Under this program, the Company repurchased approximately 14.0 million shares of its common stock in the fourth quarter of 2013 and approximately 35.7 million shares of its common stock in the first half of 2014.

On February 6, 2014, the Company announced that it had signed a definitive agreement to sell the Industrial Packaging business to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after-tax) in the second quarter of 2014 which was included in Income from discontinued operations. A portion of the proceeds was used to fund share repurchases under the program noted above.

The Company believes that, based on its revenues, operating margins, current free operating cash flow, and credit ratings, it could readily obtain additional financing if necessary.

Cash Flow

The Company uses free operating cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company’s financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free operating cash flow represents net cash provided by operating activities less additions to plant and equipment. Free operating cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the years ended December 31, 2014, 2013 and 2012 was as follows:

In millions	2014	2013	2012
Net cash provided by operating activities	$1,616	$2,528	$2,072
Additions to plant and equipment	(361)	(368)	(382)
Free operating cash flow	$1,255	$2,160	$1,690

Cash dividends paid	$(711)	$(528)	$(865)
Repurchases of common stock	(4,346)	(2,106)	(2,020)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(45)	(369)	(723)
Net proceeds from sale of discontinued operations	3,191	206	815
Proceeds from sale of operations and affiliates	18	2	1,028
Net proceeds from debt	1,339	1,264	1,015
Other	206	303	608
Effect of exchange rate changes on cash and equivalents	(535)	(93)	53
Net increase in cash and equivalents	$372	$839	$1,601

The 2014 net cash provided by operating activities included $724 million of tax payments related to the disposition of the Industrial Packaging segment. Cash dividends paid during 2013 do not include the dividend payment of $174 million originally scheduled to be paid in January 2013, which was accelerated and paid in December 2012.

Stock Repurchase Programs

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the "2011 Program"). Under the 2011 Program, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $43.20 per share during 2011, approximately 35.5 million shares of its common stock at an average price of $56.93 per share during 2012 and approximately 26.4 million shares of its common stock at an average price of $71.89 per share during 2013. As of December 31, 2013, there were no authorized repurchases remaining under the 2011 Program.

On August 2, 2013, the Company’s Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the "2013 Program"). Under the 2013 Program, the Company repurchased approximately 3.3 million shares of its common stock at an average price of $81.62 per share during 2013 and approximately 50.4 million shares of its common stock at an average price of $84.92 per share during 2014. As of December 31, 2014, there was approximately $1.4 billion of authorized repurchases remaining under the 2013 Program.

Adjusted Return on Average Invested Capital

The Company uses adjusted return on average invested capital ("adjusted ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. Adjusted ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. To improve comparability of adjusted ROIC in the periods presented, after-tax operating income excludes the operating income of the former Decorative Surfaces segment. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's net investment in the former Decorative Surfaces and Industrial Packaging segments, and the equity investment in the Wilsonart business. Average invested capital is calculated using balances at the start of the period and at the end of each quarter.

Adjusted ROIC for the years ended December 31, 2014, 2013, and 2012 was as follows:

Dollars in millions	2014	2013	2012
Operating income	$2,888	$2,514	$2,475
Adjustment for Decorative Surfaces	—	—	(143)
Adjusted operating income	2,888	2,514	2,332
Tax rate (as adjusted in 2013 and 2012)	30.0%	28.8%	29.2%
Income taxes	(866)	(724)	(681)
Adjusted operating income after taxes	$2,022	$1,790	$1,651

Invested capital:
Trade receivables	$2,293	$2,365	$2,742
Inventories	1,180	1,247	1,585
Net assets held for sale	—	1,519	—
Net plant and equipment	1,686	1,709	1,994
Goodwill and intangible assets	6,466	6,885	7,788
Accounts payable and accrued expenses	(1,799)	(1,906)	(2,068)
Other, net	465	616	798
Total invested capital	$10,291	$12,435	$12,839

Average invested capital	$11,249	$12,605	$13,160
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	(154)	(169)	(274)
Adjustment for Industrial Packaging	(424)	(1,477)	(1,504)
Adjusted average invested capital	$10,671	$10,959	$11,382
Adjusted return on average invested capital	18.9%	16.3%	14.5%

Adjusted ROIC increased 260 basis points in 2014 versus 2013 as a result of improvement in after-tax operating income of 13.0% and a decrease in adjusted average invested capital of 2.6%. Adjusted ROIC increased 180 basis points in 2013 versus 2012 as a result of improvement in after-tax operating income of 8.4% and a decrease in adjusted average invested capital of 3.7%.

The 2013 effective tax rate included a discrete tax charge of $40 million related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings. The 2012 effective tax rate included a discrete tax charge of $36 million, which included $35 million for the settlement of an IRS tax audit for the years 2008-2009.

A reconciliation of the effective tax rate to the adjusted tax rate excluding the discrete tax items is as follows:

	For the Years Ended December 31
Dollars in millions	2013		2012
	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$717	30.6%	$973	30.3%
Discrete tax charges	(40)	(1.8)	(36)	(1.1)
As adjusted	$677	28.8%	$937	29.2%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at December 31, 2014 and 2013 is summarized as follows:

Dollars in millions	2014	2013	Increase (Decrease)
Current Assets:
Cash and equivalents	$3,990	$3,618	$372
Trade receivables	2,293	2,365	(72)
Inventories	1,180	1,247	(67)
Other	613	750	(137)
Assets held for sale	—	1,836	(1,836)
	8,076	9,816	(1,740)
Current Liabilities:
Short-term debt	1,476	3,551	(2,075)
Accounts payable and accrued expenses	1,799	1,906	(107)
Other	258	260	(2)
Liabilities held for sale	—	317	(317)
	3,533	6,034	(2,501)
Net Working Capital	$4,543	$3,782	$761

The increase in net working capital as of December 31, 2014 was primarily due to lower current maturities of long-term debt resulting from the repayment of $1.0 billion of 5.25% Euro notes in October 2014 and $800 million of 5.15% redeemable notes in April 2014, partially offset by a $1.5 billion decrease in net assets held for sale primarily related to the sale of the Industrial Packaging business.

Cash and equivalents totaled approximately $4.0 billion as of December 31, 2014 and $3.6 billion as of December 31, 2013, primarily all of which was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities of $2.5 billion, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt at December 31, 2014 and 2013 was as follows:

Dollars in millions	2014	2013	Increase (Decrease)
Short-term debt	$1,476	$3,551	$(2,075)
Long-term debt	5,981	2,793	3,188
Total debt	$7,457	$6,344	$1,113

Short-term debt as of December 31, 2014 and December 31, 2013 included commercial paper of $1.4 billion and $1.7 billion, respectively. In addition, at December 31, 2013 the Company classified €750 million of 5.25% Euro notes due October 1, 2014 and $800 million of 5.15% redeemable notes due April 1, 2014 as short-term debt, which were repaid on the respective due dates.

In February 2014, the Company issued $650 million of 0.9% notes due February 25, 2017 at 99.861% of face value, $650 million of 1.95% notes due March 1, 2019 at 99.871% of face value, and $700 million of 3.5% notes due March 1, 2024 at 99.648% of face value. Net proceeds from the February 2014 debt issuance were used to repay commercial paper.

In May 2014, the Company issued €500 million of 1.75% Euro notes due May 20, 2022 at 99.16% of face value and €500 million of 3.0% Euro notes due May 19, 2034 at 98.089% of face value. The carrying values of the Euro notes were $600 million and $594 million, respectively, as of December 31, 2014. Net proceeds from the May 2014 debt issuances were used for general corporate purposes.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. The Company has committed lines of credit of $2.5 billion in the U.S. to support the potential issuances of commercial paper. Of this amount, $1.0 billion is provided under a line of credit agreement with a termination date of August 15, 2018 and $1.5 billion is provided under a line of credit agreement with a termination date of June 8, 2017. No amounts were outstanding under these two facilities at December 31, 2014. The maximum outstanding commercial paper balance during 2014 was $2.3 billion, while the average daily balance was $858 million. As of December 31, 2014, the Company's foreign operations had authorized credit facilities with unused capacity of $330 million.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by income from continuing operations before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of goodwill and other intangible assets on a trailing twelve month basis.

Total debt to EBITDA for the years ended December 31, 2014 and 2013 was as follows:

Dollars in millions	2014	2013
Total debt	$7,457	$6,344

Income from continuing operations	$1,890	$1,630
Add:
Interest expense	250	239
Other income	(61)	(72)
Income taxes	809	717
Depreciation	262	270
Amortization and impairment of goodwill and other intangible assets	245	252
EBITDA	$3,395	$3,036
Total debt to EBITDA ratio	2.2	2.1

Stockholders’ Equity

The changes to stockholders’ equity during 2014 and 2013 were as follows:

In millions	2014	2013
Beginning balance	$9,709	$10,570
Net income	2,946	1,679
Cash dividends declared	(716)	(709)
Repurchases of common stock	(4,283)	(2,170)
Currency translation adjustments	(939)	(193)
Other	107	532
Ending balance	$6,824	$9,709

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company's significant contractual obligations as of December 31, 2014 were as follows:

In millions	2015	2016	2017	2018	2019	2020 and Future Years
Total long-term debt	$1	$—	$650	$—	$1,350	$4,014
Interest payments on notes	202	202	199	196	168	2,122
Minimum lease payments	105	78	52	35	26	41
	$308	$280	$901	$231	$1,544	$6,177

As of December 31, 2014, the Company had recorded noncurrent liabilities for unrecognized tax benefits of $157 million. The Company is not able to reasonably estimate the timing of payments related to the liabilities for unrecognized tax benefits.

The Company did not have any significant off-balance sheet commitments at December 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has six accounting policies that it believes are most important to the Company’s financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. Management bases its estimates on historical experience, and in some cases on observable market information. Various assumptions are also used that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company's critical accounting policies are as follows:

Realizability of Inventories—Inventories are stated at the lower of cost or market. Generally, the Company’s businesses perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to market value based on the following usage criteria:

Usage Classification	Criteria	Reserve %
Active	Quantity on hand is less than prior 6 months of usage	0%
Slow-moving	Some usage in last 12 months, but quantity on hand exceeds prior 6 months of usage	50%
Obsolete	No usage in the last 12 months	90%

In addition, for approximately 22% of total inventories, the Company has elected to use the last-in, first-out ("LIFO") method of inventory costing. Generally, this method results in a lower inventory value than the first-in, first-out ("FIFO") method due to the effects of inflation.

Collectibility of Accounts Receivable—The Company estimates the allowance for uncollectible accounts based on the greater of a specific reserve or a reserve calculated based on the historical write-off percentage over the last two years. In addition, the allowance for uncollectible accounts includes reserves for customer credits and cash discounts, which are also estimated based on past experience.

Depreciation of Plant and Equipment — The Company’s U.S. businesses primarily compute depreciation on an accelerated basis, as follows:

Buildings and improvements	150% declining balance
Machinery and equipment	200% declining balance

The majority of the Company's international businesses compute depreciation on a straight-line basis.

Income Taxes—The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The Company’s deferred and other tax balances are based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Income tax expense and liabilities recognized by the Company also reflect its best estimates and assumptions regarding, among other things, the level of future taxable income, the effect of the Company’s various tax planning strategies and uncertain tax positions. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

Goodwill and Intangible Assets—The Company’s business acquisitions typically result in recording goodwill and other intangible assets, which are a significant portion of the Company’s total assets and affect the amount of amortization expense and impairment charges that the Company could incur in future periods. The Company follows the guidance prescribed in the accounting standards to test goodwill and intangible assets for impairment. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value of each reporting unit to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit’s goodwill. In calculating the fair value of the reporting units or specific intangible assets, management relies on a number of factors, including business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and other intangible assets.

As of December 31, 2014, the Company had total goodwill and intangible assets of $6.5 billion allocated to its reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company’s 80/20 business process. The amount of goodwill and other intangible assets allocated to individual reporting units ranges from approximately $59 million to $1.6 billion, with the average amount equal to $461 million.
Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company’s global end markets, impairment charges related to one or more reporting units could occur in future periods.

Pension and Other Postretirement Benefits—The Company has various company-sponsored defined benefit retirement plans covering a substantial portion of U.S. employees and many employees outside the U.S. Pension and other postretirement benefit expense and obligations are determined based on actuarial valuations. Pension benefit obligations are generally based on each participant’s years of service, future compensation, and age at retirement or termination. Important assumptions in determining pension and postretirement expense and obligations are the discount rate, the expected long-term return on plan assets, life expectancy, and health care cost trend rates. Future changes in any of these assumptions could materially affect the amounts recorded related to the Company's pension and other postretirement benefit plans. See the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements. The Company used the RP-2014 mortality table to measure its U.S. pension and other postretirement obligations as of December 31, 2014, resulting in an increase in pension obligations of $76 million and an increase in other postretirement obligations of $46 million as of December 31, 2014.

The Company determines the discount rate used to measure plan liabilities as of the year-end measurement date for the U.S. primary pension plan. The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. A 25 basis point decrease in the discount rate would increase the present value of the U.S. primary pension plan obligation by approximately $37 million.

The expected long-term return on plan assets is based on historical and expected long-term returns for similar investment allocations among asset classes. For the U.S. primary pension plan, a 25 basis point decrease in the expected return on plan assets would increase the annual pension expense by approximately $4 million. See the Pension and Other Postretirement

Benefits note in Item 8. Financial Statements and Supplementary Data for information on the Company's pension and other postretirement benefit plans and related assumptions.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Company is exposed to certain market risks that exist as part of its ongoing business operations, including fluctuations in currency exchange rates, price volatility for certain commodities and changes in interest rates. The Company does not engage in speculative or leveraged transactions and does not hold or issue financial instruments for trading purposes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of the Company’s fixed rate debt. The following table presents the Company’s debt for which fair value is subject to changing market interest rates:

	0.90% Notes Due	1.95% Notes Due	6.25% Notes Due	4.88% Notes Due thru	3.375% Notes Due	1.75% Euro Notes Due	3.50% Notes Due	3.00% Euro Notes Due	4.875% Notes Due	3.9% Notes Due
In millions	Feb 25, 2017	Mar 1, 2019	Apr 1, 2019	Dec 31, 2020	Sep 15, 2021	May 20, 2022	Mar 1, 2024	May 19, 2034	Sep 15, 2041	Sep 1, 2042
As of December 31, 2014:
Estimated cash outflow by year of principal maturity
2015	$—	$—	$—	$1	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—
2017	650	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	650	700	—	—	—	—	—	—	—
2020 and thereafter	—	—	—	4	350	605	700	605	650	1,100
Estimated fair value	648	651	817	6	369	640	735	702	746	1,110
Carrying value	649	649	700	5	349	600	698	594	641	1,090

As of December 31, 2013:
Total estimated cash outflow	$—	$—	$700	$8	$350	$—	$—	$—	$650	$1,100
Estimated fair value	—	—	834	8	350	—	—	—	649	944
Carrying value	—	—	700	7	349	—	—	—	641	1,090

Foreign Currency Risk

The Company operates in the U.S. and 56 foreign countries. The initial funding for the foreign manufacturing operations was provided primarily through the permanent investment of equity capital from the U.S. parent company. The Company’s products are primarily manufactured and sold within the same country. Therefore, the Company's manufacturing operations do not have significant assets or liabilities denominated in currencies other than their functional currencies.

In October 2007, the Company, through a wholly-owned European subsidiary, issued €750 million of 5.25% Euro notes due October 1, 2014, which were paid on the due date. In addition, in May 2014, the Company issued €500 million of 1.75% Euro notes due May 20, 2022 and €500 million of 3.0% Euro notes due May 19, 2034. The Company designated the €1.0 billion of Euro notes as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income. The unrealized gain recorded in Accumulated other comprehensive income related to the net investment hedge was $158 million for the year ended December 31, 2014.

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Illinois Tool Works Inc. (the "Company" or "ITW") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). ITW’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

ITW management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ E. Scott Santi E. Scott Santi President & Chief Executive Officer February 13, 2015	/s/ Michael M. Larsen Michael M. Larsen Senior Vice President & Chief Financial Officer February 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Illinois Tool Works Inc.
Glenview, IL

We have audited the accompanying consolidated statements of financial position of Illinois Tool Works Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, income reinvested in the business, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illinois Tool Works Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
February 13, 2015

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions except per share amounts	2014	2013	2012
Operating Revenues	$14,484	$14,135	$14,791
Cost of revenues	8,673	8,554	9,134
Selling, administrative, and research and development expenses	2,678	2,815	2,928
Amortization of intangible assets	242	250	252
Impairment of goodwill and other intangible assets	3	2	2
Operating Income	2,888	2,514	2,475
Interest expense	(250)	(239)	(213)
Gain on sale of interest in Decorative Surfaces	—	—	933
Other income (expense)	61	72	11
Income from Continuing Operations Before Income Taxes	2,699	2,347	3,206
Income taxes	809	717	973
Income from Continuing Operations	1,890	1,630	2,233
Income from Discontinued Operations	1,056	49	637
Net Income	$2,946	$1,679	$2,870

Income Per Share from Continuing Operations:
Basic	$4.70	$3.65	$4.75
Diluted	$4.67	$3.63	$4.72
Income Per Share from Discontinued Operations:
Basic	$2.63	$0.11	$1.36
Diluted	$2.61	$0.11	$1.35
Net Income Per Share:
Basic	$7.33	$3.76	$6.11
Diluted	$7.28	$3.74	$6.06

The Notes to Financial Statements are an integral part of this statement.

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2014	2013	2012
Net Income	$2,946	$1,679	$2,870
Other Comprehensive Income:
Foreign currency translation adjustments	(939)	(193)	94
Pension and other postretirement benefit adjustments, net of tax	(103)	284	(25)
Comprehensive Income	$1,904	$1,770	$2,939

Statement of Income Reinvested in the Business
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2014	2013	2012
Beginning Balance	$14,943	$13,973	$11,794
Net income	2,946	1,679	2,870
Cash dividends declared	(716)	(709)	(691)
Ending Balance	$17,173	$14,943	$13,973

The Notes to Financial Statements are an integral part of these statements.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In millions except shares	2014	2013
Assets
Current Assets:
Cash and equivalents	$3,990	$3,618
Trade receivables	2,293	2,365
Inventories	1,180	1,247
Deferred income taxes	212	384
Prepaid expenses and other current assets	401	366
Assets held for sale	—	1,836
Total current assets	8,076	9,816

Net plant and equipment	1,686	1,709
Goodwill	4,667	4,886
Intangible assets	1,799	1,999
Deferred income taxes	301	359
Other assets	1,149	1,197
	$17,678	$19,966

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term debt	$1,476	$3,551
Accounts payable	512	634
Accrued expenses	1,287	1,272
Cash dividends payable	186	181
Income taxes payable	64	69
Deferred income taxes	8	10
Liabilities held for sale	—	317
Total current liabilities	3,533	6,034
Noncurrent Liabilities:
Long-term debt	5,981	2,793
Deferred income taxes	338	507
Other liabilities	1,002	923
Total noncurrent liabilities	7,321	4,223
Stockholders’ Equity:
Common stock:
Issued - 550,035,604 shares in 2014 and 2013	6	6
Additional paid-in-capital	1,096	1,046
Income reinvested in the business	17,173	14,943
Common stock held in treasury	(10,798)	(6,676)
Accumulated other comprehensive income	(658)	384
Noncontrolling interest	5	6
Total stockholders’ equity	6,824	9,709
	$17,678	$19,966

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2014	2013	2012
Cash Provided by (Used for) Operating Activities:
Net income	$2,946	$1,679	$2,870
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	262	299	323
Amortization and impairment of goodwill and other intangible assets	245	314	290
Change in deferred income taxes	55	6	243
Provision for uncollectible accounts	7	3	11
(Income) loss from investments	(8)	(12)	(11)
(Gain) loss on sale of plant and equipment	2	(1)	(4)
(Gain) loss on discontinued operations	(1,718)	91	(499)
(Gain) loss on sale of operations and affiliates	6	5	(931)
Stock-based compensation expense	39	37	54
Gain on acquisition of controlling interest in an equity investment	—	(30)	—
Other non-cash items, net	10	17	23
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in—
Trade receivables	(70)	(83)	(13)
Inventories	(10)	24	82
Prepaid expenses and other assets	(97)	229	(75)
Increase (decrease) in—
Accounts payable	(20)	8	(21)
Accrued expenses and other liabilities	5	161	(87)
Income taxes	33	(176)	(173)
Other, net	(71)	(43)	(10)
Net cash provided by operating activities	1,616	2,528	2,072
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(45)	(369)	(723)
Additions to plant and equipment	(361)	(368)	(382)
Proceeds from investments	28	40	281
Proceeds from sale of plant and equipment	28	38	30
Net proceeds from sale of discontinued operations	3,191	206	815
Proceeds from sale of operations and affiliates	18	2	1,028
Other, net	(17)	(5)	(2)
Net cash provided by (used for) investing activities	2,842	(456)	1,047
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(711)	(528)	(865)
Issuance of common stock	148	206	283
Repurchases of common stock	(4,346)	(2,106)	(2,020)
Net proceeds from (repayments of) debt with original maturities of three months or less	(239)	1,267	208
Proceeds from debt with original maturities of more than three months	3,329	3	1,079
Repayments of debt with original maturities of more than three months	(1,751)	(6)	(272)
Excess tax benefits from stock-based compensation	33	24	16
Other, net	(14)	—	—
Net cash provided by (used for) financing activities	(3,551)	(1,140)	(1,571)
Effect of Exchange Rate Changes on Cash and Equivalents	(535)	(93)	53
Cash and Equivalents:
Increase (decrease) during the year	372	839	1,601
Beginning of year	3,618	2,779	1,178
End of year	$3,990	$3,618	$2,779
Supplementary Cash Flow Information:
Cash Paid During the Year for Interest	$236	$240	$211
Cash Paid During the Year for Income Taxes, Net of Refunds	$1,502	$602	$1,134
Supplementary Non-Cash Investing Information:
Liabilities Assumed from Acquisitions	$4	$145	$194
Equity investment in Wilsonart	$—	$—	$204

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

The Notes to Financial Statements furnish additional information on items in the financial statements. The notes have been arranged in the same order as the related items appear in the statements.

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with approximately 90 divisions in 57 countries. The Company primarily serves the automotive OEM/tiers, automotive aftermarket, general industrial, commercial food equipment, and construction end markets.

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

Divestiture of Majority Interest in Former Decorative Surfaces Segment—On August 15, 2012, the Company entered into a definitive agreement (the "Investment Agreement") to divest a 51% majority interest in its Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC ("CD&R"). The transaction closed on October 31, 2012 resulting in a pre-tax gain of $933 million ($632 million after-tax) in the fourth quarter of 2012.

Under the terms of the Investment Agreement, the Company contributed the assets and stock of the Decorative Surfaces segment to a newly formed entity, Wilsonart International Holdings LLC ("Wilsonart"). Through a combination of CD&R’s equity investment in Wilsonart and new third party borrowings by a subsidiary of Wilsonart, the Company and its subsidiaries received payments of approximately $1.05 billion from Wilsonart and its subsidiaries as well as common units (the "Common Units") initially representing approximately 49% (on an as-converted basis) of the total outstanding equity of Wilsonart immediately following the closing of the transaction. CD&R contributed $395 million to Wilsonart in exchange for newly issued cumulative convertible participating preferred units (the "Preferred Units") of Wilsonart initially representing approximately 51% (on an as-converted basis) of the total outstanding equity immediately following the closing of the transaction. The Preferred Units rank senior to the Common Units as to dividends and liquidation preference, and accrue dividends at a rate of 10.00% per annum.

As of October 31, 2012, the Company ceased consolidating the results of the Decorative Surfaces segment and now reports its ownership interest in Wilsonart using the equity method of accounting. The Company recorded its initial equity investment in Wilsonart at fair value. The fair value was determined using an implied equity value approach, which is a Level 3 valuation method. Under this approach, the total equity of Wilsonart was valued using an option pricing model and the value of the Preferred Units was deducted to arrive at the implied equity value of the Common Units. The significant unobservable inputs utilized in this calculation were the expected term of the investment and assumed volatility during the term. The Company also applied a discount factor to the implied equity value of the Common Units due to the lack of marketability of the Common Units. The fair value of the Company’s retained ownership interest was determined to be $204 million and resulted in a pre-tax gain of $51 million related to the retained interest, which was included in the pre-tax gain noted above. The Company’s equity investment in Wilsonart is reported in Other assets in the consolidated statement of financial position. The Company’s proportionate share in the income (loss) of Wilsonart is reported in Other income (expense) in the consolidated statement of income. As the Company’s investment in Wilsonart is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment. The Company recorded a pre-tax loss of $30 million for the two-month period ended December 31, 2012 in Other income (expense) primarily due to transaction costs related to the formation of Wilsonart and the impact of purchase accounting. The Company recorded pre-tax losses of $9 million and $14 million for the years ended December 31, 2014 and 2013, respectively, in Other income (expense) related to its interest in Wilsonart.

Due to the Company’s continuing involvement through its 49% interest in Wilsonart, the historical operating results of Decorative Surfaces are presented in continuing operations. Additionally, as of November 1, 2012, the operating results of Decorative Surfaces are no longer reviewed by senior management of the Company and therefore, effective the fourth quarter of 2012, Decorative Surfaces was no longer a reportable segment of the Company.

Historical operating results of the former Decorative Surfaces segment for 2012 were as follows:

In millions	For the Ten Months Ended October 31, 2012
Operating revenues	$921
Operating income	143

Discontinued Operations—The Company periodically reviews its operations for businesses that may no longer be aligned with its enterprise initiatives and long-term objectives. As a result, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations. The following summarizes the Company’s discontinued operations.

Third Quarter 2013 Discontinued Operations-In February 2013, the Company announced that it was initiating a review process to explore strategic alternatives for its Industrial Packaging segment. In September 2013, the Company’s Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company classified the Industrial Packaging segment as held for sale beginning in the third quarter of 2013 and no longer presented this segment as part of its continuing operations.

On February 6, 2014, the Company announced that it had signed a definitive agreement to sell its Industrial Packaging business to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after-tax) in the second quarter of 2014 which was included in Income from discontinued operations.

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

First Quarter 2013 Discontinued Operations-In the first quarter of 2013, the Company committed to plans for the divestiture of two transportation related businesses and a machine components business previously included in the Specialty Products segment, two construction distribution businesses previously included in the Construction Products segment, and a chemical manufacturing business previously included in the Polymers & Fluids segment. These businesses were classified as held for sale beginning in the first quarter of 2013.

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

2011 Discontinued Operations-In April 2011, the Company entered into a definitive agreement to sell its finishing group of businesses included within the Specialty Products segment to Graco Inc. in a $650 million cash transaction. The sale of the finishing business to Graco was completed on April 2, 2012.

Additionally, in the second quarter of 2011, the Company’s Board of Directors approved plans to divest a consumer packaging business in the Specialty Products segment. The consumer packaging business was sold in the third quarter of 2012.

The operating results of the businesses discussed above are reported as discontinued operations in the statement of income for all periods presented. Results of the discontinued operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Operating revenues	$798	$2,769	$3,275

Income before income taxes	$1,805	$186	$886
Income tax expense	(749)	(137)	(249)
Income from discontinued operations	$1,056	$49	$637

Included in income before income taxes from discontinued operations are net gain on disposal of $1.7 billion in 2014, net losses on disposal of $91 million in 2013, and net gains of $499 million in 2012. The net gain in 2014 included a pre-tax gain of $1.7 billion ($1.1 billion after-tax) on the sale of the Industrial Packaging business. The net losses in 2013 included a $39 million pre-tax loss related to the sale of one of the construction distribution businesses and a $20 million pre-tax loss related to the sale of one of the transportation businesses. The net gains in 2012 included a $452 million pre-tax gain on the sale of the finishing group of businesses. Also included in income before income taxes from discontinued operations in 2013 was a $42 million goodwill impairment charge recorded in connection with the anticipated sale of one of the transportation related businesses.

In 2014, income tax expense from discontinued operations included $175 million of U.S. income tax expense related to the repatriation of approximately $1.3 billion of international proceeds from the sale of the Industrial Packaging business. In 2013, income tax expense from discontinued operations included $42 million of tax expense related to the legal restructuring of the Industrial Packaging business.

There were no businesses classified as held for sale as of December 31, 2014. As of December 31, 2013, the assets and liabilities of the Industrial Packaging business and the two construction distribution businesses discussed above were included in assets and liabilities held for sale in the statement of financial position, as follows:

In millions	December 31, 2013
Trade receivables	$352
Inventories	244
Net plant and equipment	305
Goodwill and intangible assets	844
Other	91
Assets held for sale	$1,836

Accounts payable	$87
Accrued expenses	139
Other	91
Liabilities held for sale	$317

In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. The Company adopted this new guidance effective January 1, 2015. The new guidance applies prospectively to new disposals and new classifications of disposal groups held for sale after such date. As a result, this guidance did not have any impact on the Company's financial statements or related disclosures upon adoption.

Acquisitions—The Company accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisitions, individually and in the aggregate, did not materially affect the Company’s results of operations or financial position for any period presented. Net cash paid for acquisitions during 2014, 2013, and 2012 was $45 million, $369 million, and $723 million, respectively.

The premium over tangible net assets recorded for acquisitions based on purchase price allocations during 2014, 2013 and 2012 was as follows:

	2014		2013		2012
In millions except weighted-average lives (years)	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded
Goodwill		$18		$247		$333
Amortizable intangible assets:
Customer lists and relationships	11.4	12	11.2	100	12.2	169
Patents and proprietary technology	15.4	8	9.8	34	8.2	38
Trademarks and brands	12.9	3	15.5	35	12.8	36
Noncompete agreements	—	—	3.8	1	4.5	29
Other	—	—	5.1	11	7.2	12
Total amortizable intangible assets	12.9	23	11.4	181	10.7	284
Indefinite-lived intangible assets:
Trademarks and brands		—		—		42
Total premium recorded		$41		$428		$659

Of the total goodwill recorded for acquisitions, the Company expects goodwill of $14 million in 2014, $25 million in 2013 and $15 million in 2012 will be tax deductible.

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

Research and Development Expenses are recorded as expense in the year incurred. These costs were $227 million in 2014, $240 million in 2013 and $240 million in 2012.

Rental Expense was $130 million in 2014, $138 million in 2013 and $144 million in 2012. Future minimum lease payments under non-cancelable leases for the years ending December 31 are as follows:

In millions
2015	$105
2016	78
2017	52
2018	35
2019	26
2020 and future years	41
$337

Advertising Expenses are recorded as expense in the year incurred. These costs were $66 million in 2014, $67 million in 2013 and $78 million in 2012.

Other Income (Expense) consisted of the following:

In millions	2014	2013	2012
Interest income	$65	$50	$38
Gain (loss) on foreign currency transactions, net	8	(5)	(10)
Income from investments	8	12	11
Gain (loss) on disposal of operations and affiliates	(6)	(5)	(2)
Equity loss in Wilsonart	(9)	(14)	(30)
Gain on acquisition of controlling interest in an equity investment	—	30	—
Other, net	(5)	4	4
	$61	$72	$11

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

Income Taxes—The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. The components of the provision for income taxes were as shown below:

In millions	2014	2013	2012
U.S. federal income taxes:
Current	$413	$410	$474
Deferred	121	84	250
	534	494	724
Foreign income taxes:
Current	163	153	239
Deferred	66	35	(29)
Benefit of net operating loss carryforwards	(13)	(13)	(30)
	216	175	180
State income taxes:
Current	50	64	64
Deferred	9	(16)	5
	59	48	69
	$809	$717	$973

Income from continuing operations before income taxes for domestic and foreign operations was as follows:

In millions	2014	2013	2012
Domestic	$1,669	$1,444	$2,207
Foreign	1,030	903	999
	$2,699	$2,347	$3,206

The reconciliation between the U.S. federal statutory tax rate and the effective tax rate was as follows:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	1.6	1.8	0.9
Differences between U.S. federal statutory and foreign tax rates	(3.5)	(3.4)	(2.2)
Nontaxable foreign interest income	(3.6)	(3.5)	(2.8)
Tax effect of foreign dividends	2.1	2.4	0.7
Tax relief for U.S. manufacturers	(1.5)	(1.3)	(1.1)
Other, net	(0.1)	(0.4)	(0.2)
Effective tax rate	30.0%	30.6%	30.3%

Deferred U.S. federal income taxes and foreign withholding taxes have not been provided on the remaining undistributed earnings of certain international subsidiaries as these earnings are considered permanently invested. Undistributed earnings of these subsidiaries were approximately $7.1 billion and $9.0 billion as of December 31, 2014 and 2013, respectively. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

On January 1, 2014 the Company adopted new accounting guidance that requires companies to net unrecognized tax benefits against same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with the relevant tax authority. The adoption of this new accounting guidance did not have a significant impact on the consolidated financial statements.

The components of deferred income tax assets and liabilities at December 31, 2014 and 2013 were as follows:

	2014		2013
In millions	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$277	$(758)	$312	$(795)
Inventory reserves, capitalized tax cost and LIFO inventory	48	(1)	58	(5)
Investments	31	(273)	32	(288)
Plant and equipment	26	(85)	25	(106)
Accrued expenses and reserves	73	—	76	—
Employee benefit accruals	324	—	296	—
Foreign tax credit carryforwards	195	—	112	—
Net operating loss carryforwards	670	—	694	—
Capital loss carryforwards	80	—	91	—
Allowances for uncollectible accounts	11	—	14	—
Pension liabilities	11	—	—	(13)
Deferred intercompany deductions	14	—	169	—
Unrealized loss (gain) on foreign debt instruments	—	(59)	—	—
Other	123	(10)	124	(11)
Gross deferred income tax assets (liabilities)	1,883	(1,186)	2,003	(1,218)
Valuation allowances	(530)	—	(559)	—
Total deferred income tax assets (liabilities)	$1,353	$(1,186)	$1,444	$(1,218)

Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The valuation allowances recorded at December 31, 2014 and 2013 related primarily to certain net operating loss carryforwards and capital loss carryforwards.

At December 31, 2014, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross Carryforwards Related
In millions	to Net Operating Losses
2015	$2
2016	4
2017	18
2018	9
2019	12
2020	72
2021	75
2022-2034	87
Do not expire	2,086
$2,365

The Company has foreign tax credit carryforwards of $195 million as of December 31, 2014 that are available for use by the Company between 2015 and 2024.

The changes in the amount of unrecognized tax benefits during 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Beginning balance	$268	$249	$437
Additions based on tax positions related to the current year	23	26	32
Additions for tax positions of prior years	12	40	62
Reductions for tax positions of prior years	(59)	(21)	(163)
Settlements	(18)	(27)	(125)
Foreign currency translation	(8)	1	6
Ending balance	$218	$268	$249

Included in the balance at December 31, 2014 were approximately $218 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate.

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

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $44 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2012-2014
United Kingdom	2012-2014
Germany	2009-2014
France	2007-2014
Australia	2010-2014

The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties as of December 31, 2014 and 2013 was $30 million and $21 million, respectively.

On February 18, 2014, the Company received a Notice of Deficiency ("NOD") from the IRS asserting that a non-taxable return of capital received from a subsidiary was a taxable dividend distribution. The NOD assesses additional taxes of $70 million for the 2006 tax year, plus interest and penalties. In May 2014, the Company petitioned the United States Tax Court to challenge the NOD. The Company's petition was subsequently denied and the case will proceed to court. Although the outcome of this process cannot be predicted with certainty, the Company believes it will be successful in defending its positions. Accordingly, no reserve has been recorded related to this matter.

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

In millions except per share amounts	2014	2013	2012
Income from continuing operations	$1,890	$1,630	$2,233
Income per share from continuing operations—Basic:
Weighted-average common shares	401.7	446.2	469.8
Income per share from continuing operations—Basic	$4.70	$3.65	$4.75
Income per share from continuing operations—Diluted:
Weighted-average common shares	401.7	446.2	469.8
Effect of dilutive stock options and restricted stock units	2.9	3.1	3.4
Weighted-average common shares assuming dilution	404.6	449.3	473.2
Income per share from continuing operations—Diluted	$4.67	$3.63	$4.72

Options that were considered antidilutive were not included in the computation of diluted income per share from continuing operations. There were no antidilutive options outstanding as of December 31, 2014. The number of antidilutive options outstanding as of December 31, 2013 and 2012 was 0.1 million and 0.1 million, respectively.

Cash and Equivalents included interest-bearing instruments of $3.1 billion at December 31, 2014 and $2.0 billion at December 31, 2013. These interest-bearing instruments have maturities of three months or less and are stated at cost, which approximates fair value.

Trade Receivables were net of allowances for uncollectible accounts. The changes in the allowances for uncollectible accounts during 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Beginning balance	$(46)	$(65)	$(65)
Provision charged to expense	(7)	(3)	(11)
Write-offs, net of recoveries	7	14	14
Acquisitions and divestitures	—	(1)	—
Foreign currency translation	3	1	(1)
Transfer to assets held for sale	—	8	—
Other	—	—	(2)
Ending balance	$(43)	$(46)	$(65)

Inventories at December 31, 2014 and 2013 were as follows:

In millions	2014	2013
Raw material	$458	$482
Work-in-process	133	150
Finished goods	677	700
LIFO reserve	(88)	(85)
	$1,180	$1,247

Inventories are stated at the lower of cost or market and include material, labor and factory overhead. The last-in, first-out ("LIFO") method is used to determine the cost of the inventories at certain U.S. businesses. The first-in, first-out ("FIFO") method, which approximates current cost, is used for all other inventories. Inventories priced at LIFO were approximately 22% and 20% of total inventories as of December 31, 2014 and 2013, respectively. If the FIFO method was used for all inventories, total inventories would have been approximately $88 million and $85 million higher than reported at December 31, 2014 and 2013, respectively.

Prepaid Expenses and Other Current Assets as of December 31, 2014 and 2013 were as follows:

In millions	2014	2013
Income tax refunds receivable	$129	$120
Value-added-tax receivables	50	68
Vendor advances	30	30
Other	192	148
	$401	$366

Net Plant and Equipment are stated at cost, less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation of plant and equipment for financial reporting purposes is primarily computed on an accelerated basis for U.S. businesses and on a straight-line basis for a majority of the international businesses.

Depreciation was $262 million in 2014, $270 million in 2013 and $277 million in 2012, and was reflected primarily in cost of revenues. There was no depreciation included in Income from discontinued operations in 2014. Depreciation included in Income from discontinued operations was $29 million in 2013 and $46 million in 2012.

Net plant and equipment consisted of the following at December 31, 2014 and 2013:

In millions	2014	2013
Land	$177	$189
Buildings and improvements	1,200	1,235
Machinery and equipment	3,034	3,145
Equipment leased to others	158	160
Construction in progress	230	143
Gross plant and equipment	4,799	4,872
Accumulated depreciation	(3,113)	(3,163)
Net plant and equipment	$1,686	$1,709

The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years
Equipment leased to others	Term of lease

Goodwill and Intangible Assets—Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill and intangible assets that have indefinite lives. The Company performs an impairment assessment of goodwill and intangible assets with indefinite lives annually, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

When performing its annual impairment assessment, the Company evaluates the goodwill assigned to each of its reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various Level 2 and Level 3 valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a detailed cash flow forecast prepared by the relevant reporting unit and market multiples of relevant public companies. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the reporting unit's goodwill.

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

Amortization and impairment of goodwill and other intangible assets for the years ended December 31, 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Goodwill:
Impairment	$—	$—	$1
Intangible Assets:
Amortization	242	250	252
Impairment	3	2	1
	$245	$252	$254

Income from discontinued operations included intangible asset amortization of $20 million in 2013 and $36 million in 2012.

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2014, 2013 and 2012. In the third quarter of 2014, these assessments resulted in no goodwill impairment charges and indefinite-lived intangible asset charges of $3 million related to certain brands in the Polymers & Fluids and Test & Measurement and Electronics segments. In 2013, these assessments resulted in no goodwill impairment charges and an indefinite-lived intangible asset impairment charge of $2 million related to a brand in the Test & Measurement and Electronics segment. In 2012, these assessments resulted in a goodwill impairment charge of $1 million in the Test & Measurement and Electronics segment and an indefinite-lived intangible asset impairment charge of $1 million related to a brand in the Food Equipment segment.

A summary of goodwill and indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in earnings for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014			2013			2012
In millions	Book Value	Fair Value	Total Impairment Charges	Book Value	Fair Value	Total Impairment Charges	Book Value	Fair Value	Total Impairment Charges
Goodwill	$—	$—	$—	$—	$—	$—	$146	$145	$1
Indefinite-lived intangible assets	11	8	3	42	40	2	5	4	1

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

In millions	Automotive OEM	Test & Measurement and Electronics	Food Equipment	Polymers & Fluids	Welding	Construction Products	Specialty Products	Industrial Packaging	Total
Balance, December 31, 2012	$318	$1,431	$203	$1,043	$288	$603	$909	$735	$5,530
2013 activity:
Acquisitions & divestitures	—	2	86	9	10	(2)	139	—	244
Impairment charges	—	—	—	—	—	—	(42)	—	(42)
Foreign currency translation	2	—	5	(18)	(4)	(20)	5	(2)	(32)
Transfer to assets held for sale	—	(7)	—	(13)	—	(20)	(41)	(733)	(814)
Balance, December 31, 2013	320	1,426	294	1,021	294	561	970	—	4,886
2014 activity:
Acquisitions & divestitures	(3)	—	—	3	—	8	—	—	8
Impairment charges	—	—	—	—	—	—	—	—	—
Foreign currency translation	(23)	(36)	(18)	(60)	(17)	(27)	(46)	—	(227)
Balance, December 31, 2014	$294	$1,390	$276	$964	$277	$542	$924	$—	$4,667
Cumulative goodwill impairment charges, December 31, 2014	$24	$83	$60	$15	$5	$7	$46	$—	$240

Income from discontinued operations included a goodwill impairment of $42 million in 2013.

Intangible assets as of December 31, 2014 and 2013 were as follows:

	2014			2013
In millions	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,638	$(820)	$818	$1,631	$(691)	$940
Trademarks and brands	707	(249)	458	689	(207)	482
Patents and proprietary technology	622	(354)	268	588	(311)	277
Noncompete agreements	155	(137)	18	155	(125)	30
Software	204	(192)	12	202	(188)	14
Other	112	(101)	11	113	(98)	15
Total amortizable intangible assets	3,438	(1,853)	1,585	3,378	(1,620)	1,758
Indefinite-lived intangible assets:
Trademarks and brands	214	—	214	241	—	241
Total intangible assets	$3,652	$(1,853)	$1,799	$3,619	$(1,620)	$1,999

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of 3 to 20 years.

The estimated amortization expense of intangible assets for the future years ending December 31 is as follows:

In millions
2015	$229
2016	216
2017	195
2018	175
2019	152

Other Assets as of December 31, 2014 and 2013 consisted of the following:

In millions	2014	2013
Cash surrender value of life insurance policies	$418	$400
Prepaid pension assets	165	134
Equity investment in Wilsonart	141	164
Investments	110	130
Customer tooling	96	110
Other	219	259
	$1,149	$1,197

Accrued Expenses as of December 31, 2014 and 2013 consisted of accruals for:

In millions	2014	2013
Compensation and employee benefits	$441	$462
Deferred revenue and customer deposits	194	207
Rebates	128	127
Warranties	49	50
Current portion of pension and other postretirement benefit obligations	14	21
Other	461	405
	$1,287	$1,272

The Company accrues for product warranties based on historical experience. The changes in accrued warranties during 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Beginning balance	$50	$51	$55
Charges	(41)	(44)	(44)
Provision charged to expense	43	43	44
Acquisitions and divestitures	—	2	(4)
Foreign currency translation	(3)	1	—
Transfer to liabilities held for sale	—	(3)	—
Ending balance	$49	$50	$51

Debt

Short-term debt represents obligations with a maturity date of one year or less and is stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt. Short-term debt as of December 31, 2014 and 2013 consisted of the following:

In millions	2014	2013
Commercial paper	$1,413	$1,652
Bank overdrafts	62	65
Current maturities of long-term debt	1	1,834
	$1,476	$3,551

The Company may issue commercial paper to fund general corporate needs and to fund share repurchases and small and medium-sized acquisitions. The Company has committed lines of credit of $2.5 billion in the U.S. to support the potential issuances of commercial paper. Of this amount, $1.0 billion is provided under a line of credit agreement with a termination date of August 15, 2018 and $1.5 billion is provided under a line of credit agreement with a termination date of June 8,

2017. No amounts were outstanding under these two facilities at December 31, 2014. The weighted-average interest rate on commercial paper was 0.1% at December 31, 2014 and 0.2% at December 31, 2013.

In May 2014, the Company amended its financial covenants within the line of credit agreements. The previous financial covenant, limiting total debt to total capitalization, was replaced with a minimum interest coverage ratio. As of December 31, 2014, the Company was in compliance with this covenant.

As of December 31, 2014, the Company had unused capacity of approximately $330 million under international debt facilities.

Current maturities of long-term debt as of December 31, 2014 included $1.0 million of 4.88% notes payable in 2015. Current maturities of long-term debt as of December 31, 2013 included the $1.0 billion of 5.25% Euro notes due October 1, 2014 and $800 million of 5.15% redeemable notes due April 1, 2014.

Long-term debt represents obligations with a maturity date greater than one year, and excludes current maturities that have been reclassified to short-term debt. Long-term debt at carrying value and fair value as of December 31, 2014 and 2013 consisted of the following:

		2014		2013
In millions	Effective Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
5.15% notes due April 1, 2014	5.2%	$—	$—	$800	$809
5.25% Euro notes due October 1, 2014	5.3%	—	—	1,031	1,067
0.90% notes due February 25, 2017	0.9%	649	648	—	—
1.95% notes due March 1, 2019	2.0%	649	651	—	—
6.25% notes due April 1, 2019	6.3%	700	817	700	834
4.88% notes due thru December 31, 2020	5.0%	5	6	7	8
3.375% notes due September 15, 2021	3.4%	349	369	349	350
1.75% Euro notes due May 20, 2022	1.9%	600	640	—	—
3.50% notes due March 1, 2024	3.5%	698	735	—	—
3.0% Euro notes due May 19, 2034	3.1%	594	702	—	—
4.875% notes due September 15, 2041	4.9%	641	746	641	649
3.9% notes due September 1, 2042	4.0%	1,090	1,110	1,090	944
Other borrowings		7	7	9	9
		$5,982	$6,431	$4,627	$4,670
Current maturities		(1)		(1,834)
		$5,981		$2,793

The approximate fair values of the Company’s long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs, which included market rates for comparable instruments as of December 31, 2014 and 2013.

All of the Company's notes, listed above, represent senior unsecured obligations, ranking equal in right of payment.

In 2005, the Company issued $54 million of 4.88% notes due through December 31, 2020 at 100% of face value.

In 2007, the Company, through a wholly-owned European subsidiary, issued €750 million of 5.25% Euro notes due October 1, 2014 at 99.874% of face value. The €750 million of 5.25% Euro notes due October 1, 2014 were repaid on the due date.

In 2009, the Company issued $800 million of 5.15% redeemable notes due April 1, 2014 at 99.92% of face value and $700 million of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value. The $800 million of 5.15% redeemable notes due April 1, 2014 were repaid on the due date.

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

In May 2014, the Company issued €500 million of 1.75% Euro notes due May 20, 2022 at 99.16% of face value and €500 million of 3.0% Euro notes due May 19, 2034 at 98.089% of face value. Net proceeds from the May 2014 debt issuances were used for general corporate purposes. The Company designated the €1.0 billion of Euro notes as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income. The unrealized gain recorded in Accumulated other comprehensive income related to the net investment hedge was $158 million for the year ended December 31, 2014.

Scheduled maturities of long-term debt, including current maturities of long-term debt, for the future years ending December 31 are as follows:

In millions
2015	$1
2016	1
2017	650
2018	—
2019	1,349
2020 and future years	3,981
$5,982

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

Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company’s expense related to defined contribution plans was $78 million in 2014, $72 million in 2013 and $78 million in 2012.

In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Switzerland, Canada and Germany.

Summarized information regarding the Company’s significant defined benefit pension and other postretirement benefit plans related to both continuing and discontinued operations is as follows:

	Pension			Other Postretirement Benefits
In millions	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$80	$87	$100	$10	$12	$13
Interest cost	103	100	107	24	24	27
Expected return on plan assets	(159)	(157)	(157)	(25)	(22)	(20)
Amortization of actuarial (gain) loss	48	65	57	(4)	1	1
Amortization of prior service cost	1	—	1	1	1	3
Settlement/curtailment (gain) loss	1	49	14	(9)	—	—
	$74	$144	$122	$(3)	$16	$24

Net periodic benefit cost was included in the statement of income as follows:

	Pension			Other Postretirement Benefits
In millions	2014	2013	2012	2014	2013	2012
Income from continuing operations	$69	$131	$112	$6	$14	$22
Income from discontinued operations	5	13	10	(9)	2	2
	$74	$144	$122	$(3)	$16	$24

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

During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements. The Company used the RP-2014 mortality table to measure its U.S. pension and other postretirement obligations as of December 31, 2014 which resulted in additional actuarial losses of $76 million for pension and $46 million for other postretirement benefits.

The following tables provide a rollforward of the plan benefit obligations, plan assets and a reconciliation of funded status for the years ended December 31, 2014 and 2013 for continuing and discontinued operations:

	Pension		Other Postretirement Benefits
In millions	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$2,545	$2,655	$519	$589
Service cost	80	87	10	12
Interest cost	103	100	24	24
Plan participants’ contributions	3	5	13	15
Amendments	(5)	—	—	—
Actuarial (gain) loss	240	(68)	97	(77)
Acquisitions/divestitures	(97)	(12)	(18)	—
Benefits paid	(192)	(247)	(46)	(47)
Medicare subsidy received	—	—	2	3
Liabilities from (to) other immaterial plans	—	10	—	—
Settlement/curtailment (gain) loss	(2)	(1)	(10)	—
Foreign currency translation	(68)	16	—	—
Benefit obligation at December 31	$2,607	$2,545	$591	$519

	Pension		Other Postretirement Benefits
In millions	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets at January 1	$2,487	$2,288	$370	$328
Actual return on plan assets	264	294	28	66
Company contributions	127	136	7	8
Plan participants’ contributions	3	5	13	15
Acquisitions/divestitures	(65)	(16)	—	—
Benefits paid	(192)	(247)	(46)	(47)
Assets from immaterial plans	—	12	—	—
Foreign currency translation	(67)	15	—	—
Fair value of plan assets at December 31	$2,557	$2,487	$372	$370
Funded status	$(50)	$(58)	$(219)	$(149)
Other immaterial plans	(52)	(61)	(5)	(6)
Net liability at December 31	$(102)	$(119)	$(224)	$(155)
The amounts recognized in the statement of financial position as of December 31 consist of:
Other assets	$165	$134	$—	$—
Accrued expenses	(10)	(16)	(4)	(5)
Liabilities held for sale	—	(24)	—	(23)
Other noncurrent liabilities	(257)	(213)	(220)	(127)
Net liability at end of year	$(102)	$(119)	$(224)	$(155)
The pre-tax amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$638	$568	$(6)	$(112)
Prior service cost	1	6	(1)	—
	$639	$574	$(7)	$(112)
Accumulated benefit obligation	$2,361	$2,273
Plans with accumulated benefit obligation in excess of plan assets as of December 31:
Projected benefit obligation	$168	$263
Accumulated benefit obligation	$154	$249
Fair value of plan assets	$26	$91

Assumptions

The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.70%	4.32%	3.85%	4.15%	4.95%	4.15%
Rate of compensation increases	3.72%	3.72%	3.86%	—%	—%	—%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.32%	3.85%	4.64%	4.95%	4.15%	4.95%
Expected return on plan assets	7.02%	7.28%	7.23%	7.00%	7.00%	7.00%
Rate of compensation increases	3.72%	3.86%	3.86%	—%	—%	—%

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

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation at December 31 were as follows:

	2014	2013	2012
Health care cost trend rate assumed for the next year	8.00%	8.00%	7.35%
Ultimate trend rate	4.50%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2022	2020	2019

A one percentage-point change in assumed health care cost trend rates would have the following impact:

In millions	1 Percentage-Point Increase	1 Percentage-Point Decrease
Change in service cost and interest cost for 2014	$1	$(1)
Change in postretirement benefit obligation at December 31, 2014	$13	$(15)

Plan Assets

The Company’s overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risk at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes, securities and investment managers. The target allocations for plan assets are 30% to 50% equity securities, 45% to 60% fixed income securities and 0% to 10% in other types of investments. The Company does not use derivatives for the purpose of speculation, leverage, circumventing investment guidelines or taking risks that are inconsistent with specified guidelines.

The assets in the Company’s postretirement health care plan are primarily invested in life insurance policies. The Company’s overall investment strategy for the assets in the postretirement health care fund is to invest in assets that provide a reasonable tax exempt rate of return while preserving capital.

The following tables present the fair value of the Company’s pension and other postretirement benefit plan assets at December 31, 2014 and 2013, by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

	2014
In millions	Level 1	Level 2	Level 3	Total
Pension Plan Assets:
Cash and equivalents	$164	$—	$—	$164
Equity securities:
Domestic	1	—	—	1
Foreign	72	—	—	72
Fixed income securities:
Government securities	—	286	—	286
Corporate debt securities	—	378	—	378
Mortgage-backed securities	—	8	—	8
Investment contracts with insurance companies	—	—	1	1
Commingled funds:
Mutual funds	317	—	—	317
Collective trust funds	—	1,252	—	1,252
Partnerships/private equity interests	—	—	77	77
Other	—	—	1	1
	$554	$1,924	$79	$2,557
Other Postretirement Benefit Plan Assets:
Cash and equivalents	$11	$—	$—	$11
Life insurance policies	—	—	361	361
	$11	$—	$361	$372

	2013
In millions	Level 1	Level 2	Level 3	Total
Pension Plan Assets:
Cash and equivalents	$27	$—	$—	$27
Equity securities:
Domestic	—	—	—	—
Foreign	77	—	—	77
Fixed income securities:
Government securities	—	314	—	314
Corporate debt securities	—	316	—	316
Mortgage-backed securities	—	10	—	10
Investment contracts with insurance companies	—	—	67	67
Commingled funds:
Mutual funds	459	—	—	459
Collective trust funds	—	1,135	—	1,135
Partnerships/private equity interests	—	—	81	81
Other	—	1	—	1
	$563	$1,776	$148	$2,487
Other Postretirement Benefit Plan Assets:
Cash and equivalents	$9	$—	$—	$9
Life insurance policies	—	—	361	361
	$9	$—	$361	$370

Cash and equivalents include cash on hand and investments with maturities of three months or less and are valued at cost, which approximates fair value. Equity securities primarily include common and preferred equity securities covering a wide range of industries and geographies that are traded in active markets and are valued based on quoted prices. Fixed income securities primarily consist of U.S. and foreign government bills, notes and bonds, corporate debt securities, asset-backed securities and investment contracts. The majority of the assets in this category are valued by evaluating bid prices provided by independent financial data services. For securities where market data is not readily available, unobservable market data is used to value the security. Commingled funds include investments in public and private pooled funds. Mutual funds are traded in active markets and are valued based on quoted prices. The underlying investments include small-cap equity, international equity and long- and short-term fixed income instruments. Collective trust funds are private funds that are valued at the net asset value, which is determined based on the fair value of the underlying investments. The underlying investments include both passively and actively managed U.S. and foreign large- and mid-cap equity funds and short-term investment funds. Partnerships/private equity interests are investments in partnerships where the benefit plan is a limited partner. The investments are valued by the investment managers on a periodic basis using pricing models that use market, income and cost valuation methods. Life insurance policies are used to fund other postretirement benefits in order to obtain favorable tax treatment and are valued based on the cash surrender value of the underlying policies.

The following table presents a reconciliation of Level 3 assets measured at fair value for pension and other postretirement benefit plans during the years ended December 31, 2014 and 2013:

In millions	Investment Contracts with Insurance Companies	Partnerships/ Private Equity Interests	Life Insurance Policies	Other	Total
December 31, 2012	$75	$84	$294	$—	$453
2013 Activity:
Realized gains (losses)	—	7	—	—	7
Unrealized gains (losses)	5	(1)	67	—	71
Purchases and sales	(13)	(9)	—	—	(22)
December 31, 2013	67	81	361	—	509
2014 Activity:
Realized gains (losses)	—	—	2	—	2
Unrealized gains (losses)	—	2	26	—	28
Purchases and sales	—	(6)	(28)	1	(33)
Acquistions/divestitures	(66)	—	—	—	(66)
December 31, 2014	$1	$77	$361	$1	$440

Cash Flows

The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $100 million to its pension plans and $5 million to its other postretirement benefit plans in 2015.

The Company’s portion of the benefit payments that are expected to be paid during the years ending December 31 is as follows:

In millions	Pension	Other Postretirement Benefits
2015	$206	$37
2016	172	37
2017	179	38
2018	179	39
2019	180	40
Years 2020-2024	895	206

Other Noncurrent Liabilities at December 31, 2014 and 2013 consisted of the following:

In millions	2014	2013
Pension benefit obligation	$257	$213
Postretirement benefit obligation	220	127
Other	525	583
	$1,002	$923

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

Among the toxic tort cases in which the Company is a defendant, the Company and its subsidiaries Hobart Brothers Company and Miller Electric Mfg. Co. have been named, along with numerous other defendants, in lawsuits alleging injury from exposure to welding consumables. The plaintiffs in these suits claim unspecified damages for injuries resulting from alleged exposure to asbestos, manganese and/or toxic fumes in connection with the welding process. In the first quarter of 2012, the Company entered into an agreement resolving substantially all of the manganese-related claims for an immaterial amount. As of December 31, 2014, all of the manganese-related cases against the Company, Hobart Brothers and Miller Electric have been dismissed. The Company believes that the remaining asbestos and toxic fumes claims will not have a material adverse effect on the Company’s operating results, financial position or cash flows. The Company has not recorded any significant reserves related to these cases.

Preferred Stock, without par value, of which 0.3 million shares are authorized and unissued, is issuable in series. The Board of Directors is authorized to fix by resolution the designation and characteristics of each series of preferred stock. The Company has no present commitment to issue its preferred stock.

Common Stock, with a par value of $0.01, Additional Paid-In-Capital and Common Stock Held in Treasury transactions during 2014, 2013, and 2012 are shown below.

	Common Stock		Additional Paid-In- Capital	Common Stock Held in Treasury
In millions	Shares	Amount	Amount	Shares	Amount
Balance, December 31, 2011	542.5	$5	$686	(58.9)	$(2,692)
During 2012-
Shares issued for stock options	6.3	—	285	—	—
Shares withheld for taxes	—	—	1	(0.3)	(19)
Shares issued for stock compensation and vesting of restricted stock	0.8	—	(10)	0.2	9
Stock compensation expense	—	—	54	—	—
Noncontrolling interest	—	—	(22)	—	—
Tax benefits related to stock options	—	—	14	—	—
Tax benefits related to defined contribution plans	—	—	4	—	—
Repurchases of common stock	—	—	—	(35.5)	(2,020)
Balance, December 31, 2012	549.6	5	1,012	(94.8)	(4,722)
During 2013-
Shares issued for stock options	0.4	1	9	4.0	198
Shares withheld for taxes	—	—	—	(0.2)	(11)
Shares issued for stock compensation and vesting of restricted stock	—	—	(28)	0.6	28
Stock compensation expense	—	—	36	—	1
Noncontrolling interest	—	—	(8)	—	—
Tax benefits related to stock options	—	—	23	—	—
Tax benefits related to defined contribution plans	—	—	2	—	—
Repurchases of common stock	—	—	—	(29.7)	(2,170)
Balance, December 31, 2013	550.0	6	1,046	(120.1)	(6,676)
During 2014-
Shares issued for stock options	—	—	—	3.0	148
Shares withheld for taxes	—	—	—	(0.1)	(14)
Shares issued for stock compensation and vesting of restricted stock	—	—	(26)	0.5	26
Stock compensation expense	—	—	39	—	—
Tax benefits related to stock options	—	—	33	—	—
Tax benefits related to defined contribution plans	—	—	4	—	1
Repurchases of common stock	—	—	—	(50.4)	(4,283)
Balance, December 31, 2014	550.0	$6	$1,096	(167.1)	$(10,798)
Authorized, December 31, 2014	700.0

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program, which provided for the buyback of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the "2011 Program"). Under the 2011 Program, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $43.20 per share during 2011, approximately 35.5 million shares of its common stock at an average price of $56.93 per share during 2012 and approximately 26.4 million shares of its common stock at an average price of $71.89 per share during 2013. As of December 31, 2013, there were no authorized repurchases remaining under the 2011 Program.

On August 2, 2013, the Company’s Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the "2013 Program"). Under the 2013 Program, the Company repurchased approximately 3.3 million shares of its common stock at an average price of $81.62 per share during 2013 and approximately 50.4 million shares of its common stock at an average price of $84.92 per share during 2014. As of December 31, 2014, there was approximately $1.4 billion of authorized repurchases remaining under the 2013 Program.

Cash Dividends declared were $1.81 per share in 2014, $1.60 per share in 2013 and $1.48 per share in 2012. Cash dividends paid were $1.745 per share in 2014, $1.18 per share in 2013 and $1.84 per share in 2012. The 2012 cash dividends included an accelerated dividend payment of $0.38 per share in December 2012, which was originally scheduled to be paid in January 2013.

Accumulated Other Comprehensive Income—Effective January 1, 2013, the Company adopted new accounting guidance that was issued in February 2013 requiring disclosure of amounts transferred out of accumulated other comprehensive income and recognized in the statement of income.

In March 2013, new accounting guidance was issued which clarifies that an entity should release cumulative translation adjustments into net income when the entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, which is consistent with the Company's prior accounting policy. The new guidance became effective for the Company on January 1, 2014 and did not have any impact on the Company's financial statements.

The changes in accumulated other comprehensive income during 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Beginning balance	$384	$293	$224

Foreign currency translation adjustments during the period	(806)	(200)	146
Foreign currency translation adjustments reclassified to income	(133)	7	(52)
Total foreign currency translation adjustments	(939)	(193)	94

Pension and other postretirement benefit adjustments during the period	(224)	327	(159)
Pension and other postretirement benefit adjustments reclassified to income	54	122	121
Income taxes	67	(165)	13
Total pension and other postretirement benefit adjustments	(103)	284	(25)

Ending balance	$(658)	$384	$293

Foreign currency translation adjustments reclassified to income are primarily related to the disposal of certain discontinued operations and were included in the related gain or loss upon disposal. Refer to the Discontinued Operations note for additional information regarding the sale of the Company's discontinued operations.

Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial losses and prior service cost, and settlement and curtailment charges recognized in net periodic benefit cost. Refer to the Retirement Plans and Postretirement Benefits note for the amounts included in net periodic benefit cost. Pension and other postretirement benefit adjustments reclassified to income also include the reclass of deferred losses of $6 million, $6 million, and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information regarding the sale of the Company's discontinued operations.

As of December 31, 2014 and 2013, the ending balance of accumulated other comprehensive income consisted of cumulative translation adjustment expense of $265 million and income of $674 million, respectively, and unrecognized pension and other postretirement benefits costs of $393 million and $290 million, respectively. The estimated unrecognized benefit cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is $62 million for pension and other postretirement benefits.

Stock-Based Compensation—Stock options and restricted stock units have been issued to officers and other management employees under ITW’s 2011 Long-Term Incentive Plan (the "Plan"). The stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. Restricted stock units generally vest after a three-year period and include units with and without performance criteria. To cover the exercise of vested options and vesting of restricted stock units in 2012, the Company generally issued new shares from its authorized but unissued share pool. Commencing in February 2013, the Company issued shares from treasury stock. At December 31, 2014, approximately 34 million shares of ITW common stock were reserved for issuance under the Plan. The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards.

The following table summarizes the Company’s stock-based compensation expense:

In millions	2014	2013	2012
Pre-tax compensation expense	$34	$30	$50
Tax benefit	(12)	(10)	(18)
Total stock-based compensation expense, net of tax	$22	$20	$32

Pre-tax stock-based compensation expense included in income from discontinued operations was $5 million in 2014, $6 million in 2013 and $4 million in 2012.

The following table summarizes activity related to non-vested restricted stock units during 2014:

Shares in millions	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2014	1.4	$54.02
Granted	0.3	73.61
Vested	(0.6)	52.15
Canceled	(0.1)	57.50
Unvested, December 31, 2014	1.0	60.68

The following table summarizes stock option activity under the Plan for the year ended December 31, 2014:

In millions except exercise price and contractual terms	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2014	9.4	$51.95
Granted	0.8	78.71
Exercised	(3.0)	49.02
Canceled or expired	(0.1)	60.55
Under option, December 31, 2014	7.1	56.25	5.9 years	$272
Exercisable, December 31, 2014	4.7	51.02	4.9 years	$207

The Company's annual equity awards consist of stock options, restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"). The RSUs provide for full "cliff" vesting three years from the date of grant. The PRSUs provide for full "cliff" vesting after three years if the Compensation Committee certifies that the performance goals set with respect to the PRSUs have been met. Upon vesting, the holder will receive one share of common stock of the Company for each vested RSU or PRSU. The fair value of RSUs and PRSUs is determined by reducing the closing market price on the date of the grant by the present value of projected dividends over the vesting period. Option exercise prices are equal to the common stock fair market value on the date of grant. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the models:

	2014	2013	2012
Risk-free interest rate	0.16-2.83%	0.2-2.9%	0.2-2.1%
Weighted-average volatility	22.9%	21.1%	25.0%
Dividend yield	2.46%	2.72%	2.61%
Expected years until exercise	6.7-7.9	6.6-7.6	7.6-7.8

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

The weighted-average grant-date fair value of options granted during 2014, 2013 and 2012 was $15.14, $10.06 and $11.48 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $115 million, $108 million and $84 million, respectively. As of December 31, 2014, there was $13 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years. Exercise of options during the years ended December 31, 2014, 2013 and 2012 resulted in cash receipts of $148 million, $206 million and $285 million, respectively. The total fair value of vested stock option awards during the years ended December 31, 2014, 2013 and 2012 was $16 million, $16 million and $48 million, respectively.

As of December 31, 2014, there was $16 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.7 years. The total fair value of vested restricted stock unit awards during the years ended December 31, 2014, 2013 and 2012 was $27 million, $23 million and $31 million, respectively.

Segment Information—The Company's operations are organized and managed based on similar product offerings and similar end markets, and are reported to senior management as the following seven segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products.

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

As discussed in the Discontinued Operations note, in September 2013, the Company’s Board of Directors authorized a plan to commence a sale process for the Industrial Packaging segment. The Company classified the Industrial Packaging segment as held for sale beginning in the third quarter of 2013 and no longer presented this segment as part of its continuing operations. On February 6, 2014, the Company announced that it had signed a definitive agreement to sell its Industrial Packaging business to The Carlyle Group for $3.2 billion. The transaction was completed on May 1, 2014, resulting in a pre-tax gain of $1.7 billion ($1.1 billion after-tax) in the second quarter of 2014 which was included in Income from discontinued operations.

The following is a description of the Company's seven segments:

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

Segments are allocated a fixed overhead charge based on the segment's revenues. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis.

Segment information for 2014, 2013 and 2012 was as follows:

In millions	2014	2013	2012
Operating revenues:
Automotive OEM	$2,590	$2,396	$2,171
Test & Measurement and Electronics	2,204	2,176	2,299
Food Equipment	2,177	2,047	1,939
Polymers & Fluids	1,927	1,993	2,063
Welding	1,850	1,837	1,847
Construction Products	1,707	1,717	1,724
Specialty Products	2,055	2,007	1,871
Intersegment revenues	(26)	(38)	(44)
Total Segments	14,484	14,135	13,870
Decorative Surfaces	—	—	921
Total	$14,484	$14,135	$14,791
Operating income:
Automotive OEM	$600	$490	$421
Test & Measurement and Electronics	340	321	342
Food Equipment	453	385	332
Polymers & Fluids	357	335	327
Welding	479	464	470
Construction Products	289	238	201
Specialty Products	440	408	365
Total Segments	2,958	2,641	2,458
Decorative Surfaces	—	—	143
Unallocated	(70)	(127)	(126)
Total	$2,888	$2,514	$2,475
Depreciation and amortization and impairment of goodwill and intangible assets:
Automotive OEM	$79	$80	$70
Test & Measurement and Electronics	115	119	122
Food Equipment	52	50	47
Polymers & Fluids	99	103	102
Welding	38	37	34
Construction Products	43	49	57
Specialty Products	81	84	82
Total Segments	507	522	514
Decorative Surfaces	—	—	17
Discontinued Operations	—	91	82
Total	$507	$613	$613
Plant and equipment additions:
Automotive OEM	$96	$119	$112
Test & Measurement and Electronics	56	39	36
Food Equipment	47	37	34
Polymers & Fluids	28	28	29
Welding	36	35	38
Construction Products	41	32	29
Specialty Products	54	47	43
Total Segments	358	337	321
Decorative Surfaces	—	—	18
Discontinued Operations	3	31	43
Total	$361	$368	$382
Identifiable assets:
Automotive OEM	$1,454	$1,571	$1,526
Test & Measurement and Electronics	2,615	2,772	2,851
Food Equipment	1,123	1,184	979
Polymers & Fluids	2,257	2,420	2,540
Welding	879	936	914
Construction Products	1,249	1,309	1,463
Specialty Products	1,798	1,939	1,898
Total Segments	11,375	12,131	12,171
Corporate	6,303	5,999	5,352
Assets held for sale	—	1,836	—
Industrial Packaging	—	—	1,786
Total	$17,678	$19,966	$19,309

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

Enterprise-wide information for 2014, 2013 and 2012 was as follows:

In millions	2014	2013	2012
Operating Revenues by Geographic Region:
United States	$6,191	$6,030	$6,339
Canada/Mexico	993	973	1,014
Total North America	7,184	7,003	7,353
Europe, Middle East and Africa	4,319	4,162	4,356
Asia Pacific	2,427	2,366	2,493
South America	554	604	589
	$14,484	$14,135	$14,791

Prior year information in table above has been reorganized to conform to the current year reporting of geographic regions. Operating revenues by geographic region are based on the customers’ locations. Long-lived assets in any single country outside of the U.S. did not exceed 10% of the Company's total long-lived assets.

No single customer accounted for more than 5% of consolidated revenues in 2014, 2013 or 2012. Additionally, the Company has thousands of product lines within its businesses; therefore, providing operating revenues by product line is not practicable.

QUARTERLY AND COMMON STOCK DATA (UNAUDITED)

Quarterly Financial Data

The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In millions except per share amounts	2014	2013	2014	2013	2014	2013	2014	2013
Operating revenues	$3,569	$3,420	$3,719	$3,593	$3,692	$3,568	$3,504	$3,554
Cost of revenues	2,158	2,078	2,219	2,155	2,182	2,148	2,114	2,173
Operating income	667	578	763	630	772	678	686	628
Income from continuing operations	428	401	494	416	507	406	461	407
Income (loss) from discontinued operations	45	(47)	998	49	24	46	(11)	1
Net income	473	354	1,492	465	531	452	450	408
Income per share from continuing operations:
Basic	1.01	0.89	1.22	0.93	1.29	0.91	1.19	0.93
Diluted	1.01	0.88	1.21	0.92	1.28	0.90	1.18	0.92
Net income per share:
Basic	1.12	0.78	3.69	1.04	1.35	1.01	1.17	0.93
Diluted	1.11	0.78	3.66	1.03	1.34	1.01	1.16	0.93

Certain reclassifications of prior year data have been made to conform to current year reporting, including discontinued operations.

In the second quarter of 2014, the Company recorded an after-tax gain of $1.1 billion, or $2.82 per diluted share, related to the sale of the Industrial Packaging business, which was included in Income (loss) from discontinued operations.

In the first quarter of 2013, the Company recorded a goodwill impairment charge and loss reserves on assets held for sale of $98 million after-tax, or $0.22 per diluted share, which were included in Income (loss) from discontinued operations.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2014. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2014 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the captions "Election of Directors" and "Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board of Directors and Its Committees" and "Audit Committee Report" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers."

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s President & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption "Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

This information is incorporated by reference from the information under the captions "Executive Compensation," "Director Compensation," "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions "Ownership of ITW Stock" and "Equity Compensation Plan Information" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions "Ownership of ITW Stock," "Certain Relationships and Related Transactions" and "Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions "Corporate Governance Policies and Practices" and "Categorical Standards for Director Independence" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services

This information is incorporated by reference from the information under the captions "Ratification of the Appointment of Independent Registered Public Accounting Firm" and "Audit Fees" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

(3) Exhibits

(i) See the Exhibit Index within this Annual Report on Form 10-K.

(ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2014, with the exception of the Officers' Certificates related to the 0.90% Notes due 2017, the 1.95% Notes due 2019, the 6.25% Notes due 2019, the 3.375% Notes due 2021, the 1.75% Euro Notes due 2022, the 3.50% Notes due 2024, the 3.00% Euro Notes due 2034, the 4.875% Notes due 2041, and the 3.90% Notes due 2042, which are described as Exhibit numbers 4(a) through (g) in the Exhibit Index. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February 2015.

ILLINOIS TOOL WORKS INC.

By:	/s/ E. SCOTT SANTI
E. Scott Santi
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of February 2015.

Signatures	Title

/s/ E. SCOTT SANTI	President & Chief Executive Officer, Director
E. Scott Santi	(Principal Executive Officer)

/s/ MICHAEL M. LARSEN	Senior Vice President & Chief Financial Officer
Michael M. Larsen	(Principal Financial Officer)

/s/ RANDALL J. SCHEUNEMAN	Vice President & Chief Accounting Officer
Randall J. Scheuneman	(Principal Accounting Officer)

DANIEL J. BRUTTO	Director

SUSAN CROWN	Director

DON H. DAVIS, JR.	Director

JAMES W. GRIFFITH	Director

RICHARD H. LENNY	Director

ROBERT C. MCCORMACK	Director

ROBERT S. MORRISON	Chairman of the Board

JAMES A. SKINNER	Director

DAVID B. SMITH, JR.	Director

PAMELA B. STROBEL	Director

KEVIN M. WARREN	Director

ANRÉ D. WILLIAMS	Director

By: /s/ E. SCOTT SANTI
(E. Scott Santi, as Attorney-in-Fact)

Original powers of attorney authorizing E. Scott Santi to sign the Company’s Annual Report on Form 10-K and amendments thereto on behalf of the above-named directors of the registrant have been filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K (Exhibit 24).

Exhibit Index
Annual Report on Form 10-K
2014

Exhibit Number	Description
2.1(a)
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

2.1(b)
Stock Purchase Agreement, dated as of February 6, 2014, between Illinois Tool Works Inc. and certain of its subsidiaries and Vault Bermuda Holding Co. Ltd., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014. (Commission File No. 1-4797) and incorporated herein by reference. (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request).

3(a)
Amended and Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

3(b)
By-laws of Illinois Tool Works Inc., as amended and restated as of August 8, 2014, filed as Exhibit 3 to the Company’s Form 8-K filed on August 8, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

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

4(c)
Officers’ Certificate dated March 26, 2009 establishing the terms, and setting forth the forms, of the 5.15% Notes due 2014 and the 6.25% Notes due 2019, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 27, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

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

4(f)
Officers’ Certificate dated February 25, 2014, establishing the terms, and setting forth the forms, of the 0.9% Notes due 2017, the 1.95% Notes due 2019, and the 3.5% Notes due 2024, filed as Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2014 (Commission File No. 001-04797) and incorporated herein by reference.

4(g)
Officers’ Certificate dated May 20, 2014, establishing the terms, and setting forth the forms, of the 1.75% Euro Notes due 2022 and the 3.0% Euro Notes due 2034, filed as Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2014 (Commission File No. 001-04797) and incorporated herein by reference.

10(a)*
Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 10, 2006, as amended on May 5, 2006, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-4797) and incorporated herein by reference.

10(b)*
Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 8, 2008, filed as Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.

10(c)*
Second Amendment to Illinois Tool Works Inc. 2006 Stock Incentive Plan dated February 13, 2009, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.

10(d)*
Illinois Tool Works Inc. 2011 Long-Term Incentive Plan, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit Number	Description
10(e)*
Form of stock option terms filed as Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-4797) and incorporated herein by reference.

10(f)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

10(g)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(h)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(i)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(j)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(k)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(l)*
Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(m)*
Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(n)*	Form of company-wide growth plan grant filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(o)*	Form of Long-Term Incentive Cash Grant filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(p)*
Illinois Tool Works Inc. 2011 Executive Incentive Plan, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(q)*
Illinois Tool Works Inc. Executive Contributory Retirement Income Plan as amended and restated, effective January 1, 2010, filed as exhibit 10 to the Company’s Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

10(r)*
Illinois Tool Works Inc. Nonqualified Pension Plan, effective January 1, 2008, as amended and approved by the Board of Directors on December 22, 2008, filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.

10(s)*
Illinois Tool Works Inc. 2011 Change-in-Control Severance Compensation Policy, filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(t)*
Illinois Tool Works Inc. Amended and Restated Directors’ Deferred Fee Plan effective May 2, 2014, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

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

10(w)
Letter Agreement, dated January 12, 2012, among the Company, Relational Investors LLC and the other parties named in the Letter Agreement, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 13, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(x)
Letter Agreement dated March 1, 2013, among Illinois Tool Works Inc., Relational Investors LLC and the other parties named in the Letter Agreement, extending Letter Agreement dated January 12, 2012, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 29, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit Number	Description
10(y)*
Retention and Incentive Award Letter Agreement, executed May 1, 2013 between Craig Hindman and Illinois Tool Works Inc., filed as Exhibit 10.3 to the Company’s Current Form 10-Q filed on May 3, 2013 (Commission No. 1-4797) and incorporated herein by reference.

10(z)*
Severance Letter Agreement executed May 1, 2013 between Craig Hindman and Illinois Tool Works Inc., filed as Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed May 3, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(aa)*
Letter Agreement by and between Illinois Tool Works Inc. and Michael M. Larsen dated August 14, 2013, filed as Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed November 1, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(bb)*
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

99(a)
Description of the capital stock of Illinois Tool Works Inc., filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K filed on February 26, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Management contract or compensatory plan or arrangement.

**
The following financial information from Illinois Tool Works Inc. Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Income Reinvested in the Business (iv) Statement of Financial Position, (v) Statement of Cash Flows and (vi) related Notes to Financial Statements.