Form 10-Q
period 2015-03-31
ILLINOIS TOOL WORKS INC
filed 2015-05-07
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 1-4797

ILLINOIS TOOL WORKS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-1258310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

155 Harlem Avenue, Glenview, IL	60025
(Address of principal executive offices)	(Zip Code)

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2015: 367,691,257.

2

Part I – Financial Information

Item 1 – Financial Statements
Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
In millions except per share amounts	March 31,
	2015	2014
Operating Revenues	$3,342	$3,569
Cost of revenues	1,970	2,158
Selling, administrative, and research and development expenses	616	682
Amortization of intangible assets	59	62
Operating Income	697	667
Interest expense	(54)	(64)
Other income (expense)	21	9
Income from Continuing Operations Before Income Taxes	664	612
Income Taxes	206	184
Income from Continuing Operations	458	428
Income from Discontinued Operations	—	45
Net Income	$458	$473

Income Per Share from Continuing Operations:
Basic	$1.22	$1.01
Diluted	$1.21	$1.01
Income Per Share from Discontinued Operations:
Basic	$—	$0.11
Diluted	$—	$0.11
Net Income Per Share:
Basic	$1.22	$1.12
Diluted	$1.21	$1.11
Cash Dividends Per Share:
Paid	$0.485	$0.42
Declared	$0.485	$0.42

Shares of Common Stock Outstanding During the Period:
Average	376.6	421.9
Average assuming dilution	379.2	425.0

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
In millions	March 31,
	2015	2014
Net Income	$458	$473
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(577)	28
Pension and other postretirement benefit adjustments, net of tax	9	8
Comprehensive Income (Loss)	$(110)	$509

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and equivalents	$2,672	$3,990
Trade receivables	2,367	2,293
Inventories	1,187	1,180
Deferred income taxes	188	212
Prepaid expenses and other current assets	253	401
Total current assets	6,667	8,076

Net plant and equipment	1,624	1,686
Goodwill	4,498	4,667
Intangible assets	1,733	1,799
Deferred income taxes	278	301
Other assets	1,137	1,149
	$15,937	$17,678

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,708	$1,476
Accounts payable	670	512
Accrued expenses	1,083	1,287
Cash dividends payable	179	186
Income taxes payable	96	64
Deferred income taxes	8	8
Total current liabilities	3,744	3,533

Noncurrent Liabilities:
Long-term debt	5,845	5,981
Deferred income taxes	380	338
Other liabilities	986	1,002
Total noncurrent liabilities	7,211	7,321

Stockholders’ Equity:
Common stock	6	6
Additional paid-in-capital	1,102	1,096
Income reinvested in the business	17,453	17,173
Common stock held in treasury	(12,357)	(10,798)
Accumulated other comprehensive income	(1,226)	(658)
Noncontrolling interest	4	5
Total stockholders’ equity	4,982	6,824
	$15,937	$17,678

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
In millions	March 31,
	2015	2014
Cash Provided by (Used for) Operating Activities:
Net income	$458	$473
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	59	68
Amortization and impairment of goodwill and other intangible assets	59	62
Change in deferred income taxes	11	12
Provision for uncollectible accounts	2	2
(Income) loss from investments	1	—
(Gain) loss on sale of operations and affiliates	(16)	1
Stock-based compensation expense	14	9
Other non-cash items, net	14	8
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(173)	(197)
Inventories	(58)	(49)
Prepaid expenses and other assets	18	(39)
Increase (decrease) in-
Accounts payable	62	(5)
Accrued expenses and other liabilities	(131)	(38)
Income taxes	123	63
Other, net	(1)	(56)
Net cash provided by operating activities	442	314
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(2)	(2)
Additions to plant and equipment	(83)	(68)
Proceeds from investments	1	1
Proceeds from sale of plant and equipment	8	7
Proceeds from sales of operations and affiliates	28	—
Other, net	(10)	(4)
Net cash provided by (used for) investing activities	(58)	(66)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(186)	(181)
Issuance of common stock	31	27
Repurchases of common stock	(1,479)	(1,440)
Net proceeds from (repayments of) debt with original maturities of three months or less	233	(722)
Proceeds from debt with original maturities of more than three months	—	1,988
Excess tax benefits from stock-based compensation	16	9
Other, net	(12)	(10)
Net cash provided by (used for) financing activities	(1,397)	(329)
Effect of Exchange Rate Changes on Cash and Equivalents	(305)	10
Cash and Equivalents:
Increase (decrease) during the period	(1,318)	(71)
Beginning of period	3,990	3,618
End of period	$2,672	$3,547
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$65	$46
Cash Paid During the Period for Income Taxes, Net of Refunds	$42	$114

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Financial Statements

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2014 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

(2)    Discontinued Operations

The Company periodically reviews its operations for businesses that may no longer be aligned with its enterprise initiatives and long-term objectives. As a result, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations. The following summarizes the Company’s discontinued operations.

Third Quarter 2013 Discontinued Operations - In the third quarter of 2013, the Company committed to a plan to sell the Industrial Packaging business and began classifying this business as held for sale. The Industrial Packaging business was sold in the second quarter of 2014.

In the third quarter of 2013, the Company also committed to a plan for the divestiture of a construction business previously included in the Construction Products segment. This business was classified as held for sale beginning in the third quarter of 2013 and was sold in the second quarter of 2014.

First Quarter 2013 Discontinued Operations - In the first quarter of 2013, the Company committed to a plan for the divestiture of a construction distribution business previously included in the Construction Products segment. This business was classified as held for sale beginning in the first quarter of 2013 and was sold in the second quarter of 2014.

As of the second quarter of 2014, the Company had completed the divestiture of all of the businesses previously reported as discontinued operations.

Results of the discontinued operations for the three months ended March 31, 2014 were as follows:

In millions	Three Months Ended
March 31, 2014
Operating revenues	$586

Income before income taxes	$72
Income tax expense	(27)
Income from discontinued operations	$45

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

(3)    Income Taxes

The Company files tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company has recorded its best estimate of the potential exposure for these issues. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $68 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

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

(4)    Inventories

Inventories as of March 31, 2015 and December 31, 2014 were as follows:

In millions	March 31, 2015	December 31, 2014
Raw material	$456	$458
Work-in-process	140	133
Finished goods	679	677
LIFO reserve	(88)	(88)
Total inventories	$1,187	$1,180

(5)    Retirement Plans and Postretirement Benefits

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended
	March 31,
In millions	Pension		Other Postretirement Benefits
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$18	$20	$3	$3
Interest cost	23	26	6	6
Expected return on plan assets	(38)	(40)	(6)	(6)
Amortization of actuarial (gain) loss	15	12	—	(2)
Net periodic benefit cost	$18	$18	$3	$1
Amounts were included in the statement of income as follows:
Continuing operations	$18	$16	$3	$1
Discontinued operations	—	2	—	—
Net periodic benefit cost	$18	$18	$3	$1

The Company expects to contribute approximately $100 million to its pension plans and $5 million to its other postretirement plans in 2015. As of March 31, 2015, contributions of $27 million to pension plans and $1 million to other postretirement plans have been made.

(6)    Debt

Short-term debt as of March 31, 2015 and December 31, 2014 included commercial paper of $1.7 billion and $1.4 billion, respectively.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2015 and December 31, 2014 were as follows:

In millions	March 31, 2015	December 31, 2014
Fair value	$6,438	$6,431
Carrying value	5,846	5,982

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs which included market rates for comparable instruments for the respective periods.

(7)    Accumulated Other Comprehensive Income

The following table summarizes changes in Accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
In millions	March 31,
	2015	2014
Beginning balance	$(658)	$384

Foreign currency translation adjustments during the period	(527)	28
Foreign currency translation adjustments reclassified to income	—	—
Income taxes	(50)	—
Total foreign currency translation adjustments	(577)	28

Pension and other postretirement benefit adjustments during the period	(2)	—
Pension and other postretirement benefit adjustments reclassified to income	15	10
Income taxes	(4)	(2)
Total pension and other postretirement benefit adjustments	9	8

Ending balance	$(1,226)	$420

Pension and other postretirement benefit adjustments reclassified to income primarily relate to the amortization of actuarial (gain) loss and prior service cost. Refer to the Retirement Plans and Postretirement Benefits note for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014 as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income. The unrealized gain recorded in Accumulated other comprehensive income related to the net investment hedge was $293 million and $158 million as of March 31, 2015 and December 31, 2014, respectively.

The ending balance of Accumulated other comprehensive income as of March 31, 2015 and 2014 consisted of cumulative translation adjustment expense of $842 million and income of $702 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $384 million and $282 million, respectively.

(8)    Segment Information

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

Portfolio Management - The Company's portfolio management initiative aims to construct a business portfolio that leverages the Company’s differentiated business model and growth potential. As part of this initiative, the Company reviews its operations for businesses that may no longer be aligned with its long-term objectives. As a result, the Company's divestiture activity increased in 2012, 2013 and 2014. With the sale of the Company's former Industrial Packaging segment on May 1, 2014, the divestiture element of the Company's portfolio management initiative is essentially complete. The Company has historically acquired businesses with complementary products and services as well as larger acquisitions that represent potential new platforms. Going forward, the Company will emphasize organic growth, while acquisitions will be targeted to bolt-on acquisitions that support and accelerate organic growth in existing segments, and new platforms that expand the Company’s long-term growth and earnings potential. Refer to the Discontinued Operations note in Item 1 - Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

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

DISCONTINUED OPERATIONS

The Company periodically reviews its operations for businesses that may no longer be aligned with its enterprise initiatives and long-term objectives. As a result, the Company may commit to a plan to exit or dispose of certain businesses and present them as discontinued operations. Refer to the Discontinued Operations note in Item 1 - Financial Statements for discussion of the Company's discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS

The Company’s consolidated results of operations for the first quarter of 2015 and 2014 were as follows:

	Three Months Ended
Dollars in millions	March 31,
	2015	2014
Operating revenues	$3,342	$3,569
Operating income	697	667
Operating margin %	20.9%	18.7%

In the first quarter of 2015, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Organic	0.7%	11.3%	2.0%
Acquisitions and divestitures	(0.3)	(0.1)	—
Restructuring costs	—	1.0	0.2
Translation	(6.8)	(7.8)	—
Total	(6.4)%	4.4%	2.2%

Operating Revenues

Operating revenues decreased 6.4% in the first quarter of 2015 versus 2014 primarily due to the unfavorable effect of currency translation, partially offset by an increase in organic revenues. The unfavorable effect of currency translation decreased operating revenues by 680 basis points due to the strengthening of the U.S. dollar, negatively impacting all segments. Total organic revenues increased 0.7% primarily due to growth in the Automotive OEM and Food Equipment segments, partially offset by declines in the Specialty Products and Welding segments. Organic revenue growth was impacted by weaker demand in some of the Company's equipment related businesses. Product line and customer base simplification activities associated with the portfolio management component of the Company's enterprise strategy reduced organic revenue growth by approximately one percentage point. North American organic revenues increased 0.8% primarily due to growth in the Food Equipment and Automotive OEM segments, partially offset by a decline in the Specialty Products segment. International organic revenues increased 0.5% versus the prior year. European organic revenues increased 1.3% primarily due to growth in the Automotive OEM segment, partially offset by declines in the Specialty Products, Polymers & Fluids and Test & Measurement and Electronics segments. Asia Pacific organic revenues increased 1.1% primarily due to growth in China in the Automotive OEM segment and Australia and New Zealand in the Construction Products segment, partially offset by declines in the Welding and Polymers & Fluids segments. South American organic revenues declined 10.8% primarily due to weaker end market demand in Brazil.

Operating Income

Operating income increased 4.4% in the first quarter of 2015 versus 2014 primarily due to the favorable net impact of changes in variable margins and overhead costs, an increase in organic revenues and lower restructuring expenses, partially offset by the unfavorable effect of currency translation of 780 basis points. Operating margins in the first quarter of 2015 were 20.9%, an increase of 220 basis points. Total organic business margins increased 200 basis points primarily due to the benefits of the Company's enterprise initiatives related to strategic sourcing and business structure simplification, which contributed 100 basis points of margin improvement, as well as cost management and the benefits of product line and customer base simplification of 60 basis points, the positive operating leverage effect of the increase in organic revenues of 20 basis points and favorable selling price versus material cost comparisons of 20 basis points. Lower restructuring expenses increased total operating margins by 20 basis points.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenues were as follows:

	Three Months Ended
In millions	March 31,
	2015	2014
Automotive OEM	$653	$668
Test & Measurement and Electronics	483	519
Food Equipment	495	511
Polymers & Fluids	441	479
Welding	433	463
Construction Products	381	416
Specialty Products	462	520
Intersegment revenues	(6)	(7)
Total Operating Revenues	$3,342	$3,569

Total operating income was as follows:

	Three Months Ended
In millions	March 31,
	2015	2014
Automotive OEM	$163	$156
Test & Measurement and Electronics	71	63
Food Equipment	112	95
Polymers & Fluids	88	80
Welding	117	119
Construction Products	63	61
Specialty Products	104	109
Unallocated	(21)	(16)
Total Operating Income	$697	$667

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

This segment primarily serves the automotive original equipment manufacturers and tiers market.

The results of operations for the Automotive OEM segment for the first quarter of 2015 and 2014 were as follows:

	Three Months Ended
Dollars in millions	March 31,
	2015	2014
Operating revenues	$653	$668
Operating income	163	156
Operating margin %	25.0%	23.3%

In the first quarter of 2015, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Organic	6.7%	13.9%	1.6%
Acquisitions and divestitures	(0.4)	(0.1)	—
Restructuring costs	—	0.5	0.1
Translation	(8.4)	(9.2)	—
Total	(2.1)%	5.1%	1.7%

Operating Revenues

Operating revenues decreased 2.1% in the first quarter of 2015 versus 2014 primarily due to the unfavorable effect of currency translation, partially offset by an increase in organic revenues. Worldwide automotive organic revenue growth of 6.7% exceeded worldwide auto builds of 1% due to product innovation and penetration gains. European organic revenue growth of 12.6% exceeded auto build growth of 2%. North American automotive organic revenues grew 3.2% versus North American auto build growth of 2%, as auto builds for the Detroit 3 declined 1%. Organic revenues for Asia Pacific increased 5.2% primarily due to organic revenue growth in China of 14.0%, which exceeded Chinese auto build growth of 6%.

Operating Income

Operating income increased 5.1% in the first quarter of 2015 versus 2014 primarily due to higher organic revenues, favorable net impact of changes in variable margins and overhead costs and lower restructuring expenses, partially offset by the unfavorable effect of currency translation. Operating margins in the first quarter of 2015 were 25.0%, an increase of 170 basis points. Total organic business margins increased 160 basis points due to 100 basis points from the positive operating leverage effect of the increase in organic revenues and 60 basis points from the benefits of the Company's enterprise initiatives and cost management.

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

This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers and consumer durables markets.

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2015 and 2014 were as follows:

	Three Months Ended
Dollars in millions	March 31,
	2015	2014
Operating revenues	$483	$519
Operating income	71	63
Operating margin %	14.7%	12.2%

In the first quarter of 2015, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Organic	(0.9)%	16.7%	2.1%
Acquisitions and divestitures	—	—	—
Restructuring costs	—	3.8	0.5
Translation	(6.1)	(8.5)	(0.1)
Total	(7.0)%	12.0%	2.5%

Operating Revenues

Operating revenues decreased 7.0% in the first quarter of 2015 versus 2014 due to the unfavorable effect of currency translation and a slight decrease in organic revenues. Organic revenues for the worldwide test and measurement businesses decreased 1.5% primarily due to a challenging capital spending environment, partially offset by growth in the Instron business. Worldwide electronics organic revenues were flat over the prior year as increased revenues in the other electronics businesses were offset by weaker demand in the electronic assembly businesses. Organic revenues for the other electronics businesses increased 2.2%, which include the pressure sensitive adhesives, contamination control and electrostatics businesses, driven by increased demand in China and Europe.

Operating Income

Operating income increased 12.0% in the first quarter of 2015 versus 2014 due to the favorable net impact of changes in variable margins and overhead costs and lower restructuring expenses, partially offset by the unfavorable effect of currency translation and lower organic revenues. Operating margins in the first quarter of 2015 were 14.7%, an increase of 250 basis points. Total organic business margins increased 210 basis points primarily due to the benefits resulting from the Company's enterprise initiatives and cost management of 180 basis points and favorable selling price versus material cost comparisons of 20 basis points, partially offset by the negative operating leverage effect of the decline in organic revenues of 30 basis points. Lower restructuring expenses increased total operating margins by 50 basis points.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, food service and food retail markets.

The results of operations for the Food Equipment segment for the first quarter of 2015 and 2014 were as follows:

	Three Months Ended
Dollars in millions	March 31,
	2015	2014
Operating revenues	$495	$511
Operating income	112	95
Operating margin %	22.6%	18.6%

In the first quarter of 2015, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Organic	4.0%	19.9%	2.9%
Acquisitions and divestitures	—	—	—
Restructuring costs	—	5.5	1.1
Translation	(7.1)	(7.8)	—
Total	(3.1)%	17.6%	4.0%

Operating Revenues

Operating revenues decreased 3.1% in the first quarter of 2015 versus 2014 due to the unfavorable effect of currency translation, partially offset by a 4.0% increase in organic revenues. North American organic revenues increased 7.3% as equipment revenues increased 9.5% primarily due to product innovation and improved market penetration in refrigeration and cooking. North American service revenues increased 4.1%. International organic revenues increased 0.5% with Asia Pacific up 4.7% and Europe flat. International equipment revenues, which had a more challenging comparable in the prior year, were essentially flat and international service organic revenues increased 1.2%.

Operating Income

Operating income increased 17.6% in the first quarter of 2015 versus 2014 due to the favorable net impact of changes in variable margins and overhead costs, higher organic revenues and lower restructuring expenses, partially offset by the unfavorable effect of currency translation. Operating margins in the first quarter of 2015 were 22.6%, an increase of 400 basis points. Total organic business margins increased 290 basis points due to the benefits of the Company's enterprise initiatives and cost management of 150 basis points, the positive operating leverage effect of the increase in organic revenues of 100 basis points and favorable selling price versus material cost comparisons of 40 basis points. Lower restructuring expenses increased total operating margins by 110 basis points.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, janitorial and hygiene products, and fluids and polymers for auto aftermarket maintenance and appearance.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive aftermarket, general industrial, maintenance, repair and operations or “MRO”, and construction markets.

The results of operations for the Polymers & Fluids segment for the first quarter of 2015 and 2014 were as follows:

	Three Months Ended
Dollars in millions	March 31,
	2015	2014
Operating revenues	$441	$479
Operating income	88	80
Operating margin %	20.0%	16.6%

In the first quarter of 2015, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Organic	(0.5)%	16.2%	2.8%
Acquisitions and divestitures	—	—	—
Restructuring costs	—	2.5	0.6
Translation	(7.4)	(8.2)	—
Total	(7.9)%	10.5%	3.4%

Operating Revenues

Operating revenues decreased 7.9% in the first quarter of 2015 versus 2014 due to the unfavorable effect of currency translation of 7.4% and slightly lower organic revenues. Organic revenues declined primarily due to ongoing product line and customer base simplification activities and weaker demand in Europe, partially offset by product innovation. Worldwide fluids and hygiene businesses decreased 5.1% primarily due to softness in Europe. Organic revenues for the worldwide polymers businesses increased 3.5% primarily due to growth in North America. Organic revenues for the worldwide automotive aftermarket businesses were flat.

Operating Income

Operating income increased 10.5% in the first quarter of 2015 versus 2014 due to the favorable net impact of changes in variable margins and overhead costs and lower restructuring expenses, partially offset by the unfavorable effect of currency translation and lower organic revenues. Operating margins in the first quarter of 2015 were 20.0%, an increase of 340 basis points. Total organic business margins increased 280 basis points primarily due to the benefits of the Company's enterprise initiatives and cost management of 170 basis points, a discrete claim recovery of 90 basis points and favorable selling price versus material cost comparisons of 20 basis points. Lower restructuring expenses increased total operating margins by 60 basis points.
WELDING

Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.

In the Welding segment, products include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

This segment primarily serves the general industrial market, which includes the fabrication, shipbuilding and other general industrial markets, energy, maintenance, repair and operations, or "MRO", construction and industrial capital goods markets.

The results of operations for the Welding segment for the first quarter of 2015 and 2014 were as follows:

	Three Months Ended
Dollars in millions	March 31,
	2015	2014
Operating revenues	$433	$463
Operating income	117	119
Operating margin %	26.9%	25.7%

In the first quarter of 2015, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Organic	(3.3)%	(2.1)%	0.3%
Acquisitions and divestitures	(0.1)	—	—
Restructuring costs	—	2.0	0.5
Translation	(3.2)	(1.9)	0.4
Total	(6.6)%	(2.0)%	1.2%

Operating Revenues

Operating revenues decreased 6.6% in the first quarter of 2015 versus 2014 primarily due to a decrease in organic revenues and the unfavorable effect of currency translation. Worldwide organic revenues decreased 3.3% due to lower demand in oil and gas related end markets, which represents approximately 15% of the segment's revenues. International organic revenues decreased 13.0% primarily due to the impact of oil and gas end markets in Europe, Asia Pacific, and Brazil. North American organic revenues were essentially flat as growth in sales to commercial end markets were offset by weaker demand in the oil and gas related end markets.

Operating Income

Operating income decreased 2.0% in the first quarter of 2015 versus 2014 primarily due to lower organic revenues and the unfavorable effect of currency translation, partially offset by the favorable net impact of changes in variable margins and overhead costs and lower restructuring expenses. Operating margins in the first quarter of 2015 were 26.9%, an increase of 120 basis points. Total organic business margins increased 30 basis points primarily due to the benefits of the Company's enterprise initiatives and cost management of 60 basis points and favorable selling price versus material cost comparisons of 20 basis points, partially offset by the negative operating leverage effect of the decline in organic revenues of 50 basis points. Lower restructuring expenses increased total operating margins by 50 basis points.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction, and commercial construction markets.

The results of operations for the Construction Products segment for the first quarter of 2015 and 2014 were as follows:

	Three Months Ended
Dollars in millions	March 31,
	2015	2014
Operating revenues	$381	$416
Operating income	63	61
Operating margin %	16.6%	14.8%

In the first quarter of 2015, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Organic	2.4%	18.9%	2.4%
Acquisitions and divestitures	(1.5)	(0.7)	0.1
Restructuring costs	—	(5.6)	(0.7)
Translation	(9.3)	(10.0)	—
Total	(8.4)%	2.6%	1.8%

Operating Revenues

Operating revenues decreased 8.4% in the first quarter of 2015 versus 2014 due to the unfavorable effect of currency translation and divestitures, partially offset by an increase in organic revenues. North American organic revenues increased 5.1% due to demand in U.S. commercial and renovation while U.S. residential organic revenues were flat. International organic revenues increased 1.0%. Asia Pacific organic revenues increased 1.4% primarily due to growth in residential and commercial construction sales in Australia and New Zealand. European organic revenues increased 0.8% primarily due to strength in the United Kingdom, partially offset by ongoing product line and customer base simplification activities.

Operating Income

Operating income increased 2.6% in the first quarter of 2015 versus 2014 primarily due to the favorable net impact of changes in variable margins and overhead costs and higher organic revenues, partially offset by the unfavorable effect of currency translation and higher restructuring expenses. Operating margins in the first quarter of 2015 were 16.6%, an increase of 180 basis points. Total organic business margins increased 240 basis points primarily due to the benefits of the Company's enterprise initiatives and cost management of 170 basis points and the positive operating leverage effect of the increase in organic revenues of 70 basis points. Higher restructuring expenses decreased total operating margins by 70 basis points.

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

This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets.

The results of operations for the Specialty Products segment for the first quarter of 2015 and 2014 were as follows:

	Three Months Ended
Dollars in millions	March 31,
	2015	2014
Operating revenues	$462	$520
Operating income	104	109
Operating margin %	22.6%	21.1%

In the first quarter of 2015, the changes in operating revenues, operating income and operating margins over the prior year were primarily due to the following factors:

	Three Months Ended
	March 31
	% Increase (Decrease)		% Point Increase (Decrease)
	Operating Revenues	Operating Income	Operating Margins
Organic	(5.7)%	3.4%	2.1%
Acquisitions and divestitures	—	—	—
Restructuring costs	—	(2.2)	(0.5)
Translation	(5.6)	(5.9)	(0.1)
Total	(11.3)%	(4.7)%	1.5%

Operating Revenues

Operating revenues decreased 11.3% in the first quarter of 2015 versus 2014 due to a decline in organic revenues and the unfavorable effect of currency translation. Worldwide organic revenues decreased 5.7%, as North American organic revenues declined 7.3% and international revenues decreased 3.0%, primarily in Europe. The decrease in organic revenues was primarily driven by lower capital equipment spending and ongoing product line and customer base simplification activities.

Operating Income

Operating income decreased 4.7% in the first quarter of 2015 versus 2014 due to lower organic revenues, the unfavorable effect of currency translation and higher restructuring expenses, partially offset by the favorable net impact of changes in variable margins and overhead costs. Operating margins in the first quarter of 2015 were 22.6%, an increase of 150 basis points. Total organic business margins increased 210 basis points primarily due to the benefits of the Company's enterprise initiatives and cost management of 300 basis points and favorable selling price versus material cost comparisons of 40 basis points, partially offset by the negative operating leverage effect of the decline in organic revenues of 130 basis points. Higher restructuring expenses diluted total operating margins by 50 basis points.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense for the quarter ended March 31, 2015 decreased to $59 million versus $62 million for the quarter ended March 31, 2014 primarily due to fully amortized intangible assets.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2015 decreased to $54 million versus $64 million for the quarter ended March 31, 2014 due to debt repayments, partially offset by 2014 debt issuances at lower interest rates.

OTHER INCOME (EXPENSE)

Other income (expense) was income of $21 million for the quarter ended March 31, 2015 versus income of $9 million for the quarter ended March 31, 2014. The increase was primarily due to a $15 million gain on the sale of a business, partially offset by an $8 million increase in an equity investment loss in the first quarter of 2015.

INCOME TAXES

The effective tax rate for the quarter ended March 31, 2015 and 2014 was 31.0% and 30.0%, respectively.

FOREIGN CURRENCY

For the first quarter of 2015, the weakening of foreign currencies against the U.S. dollar decreased operating revenues by approximately $243 million (680 basis points) and decreased Income from continuing operations by approximately $37 million ($0.10 per diluted share) versus the first quarter of 2014.

INCOME FROM DISCONTINUED OPERATIONS

As of the second quarter of 2014, the Company had completed the divestiture of all the businesses previously classified as discontinued operations. Income from discontinued operations was $45 million for the quarter ended March 31, 2014. Refer to the Discontinued Operations note in Item 1 – Financial Statements for further details regarding the Company’s discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, several new revenue recognition disclosures will be required. This guidance is effective for the Company beginning January 1, 2017. In April 2015, the FASB proposed delaying the effective date of this guidance by one year. The Company is currently assessing the potential impact the guidance will have upon adoption.

In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs will be presented as a reduction of the carrying amount of the debt liability. The guidance is effective for the Company beginning January 1, 2016 and will be applied retrospectively for all periods presented. As of March 31, 2015, the Company had $39 million of deferred debt issuance costs. The Company does not expect adoption of this guidance to have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. In addition, the Company had $2.7 billion of cash on hand at March 31, 2015 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Summarized cash flow information for the first quarter of 2015 and 2014 were as follows:

	Three Months Ended
In millions	March 31,
	2015	2014
Net cash provided by operating activities	$442	$314
Additions to plant and equipment	(83)	(68)
Free operating cash flow	$359	$246

Cash dividends paid	$(186)	$(181)
Repurchases of common stock	(1,479)	(1,440)
Net proceeds from debt	233	1,266
Other	60	28
Effect of exchange rate changes on cash and equivalents	(305)	10
Net decrease in cash and equivalents	$(1,318)	$(71)

Stock Repurchase Programs

On August 2, 2013, the Company's Board of Directors authorized a stock repurchase program which provided for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). Under the 2013 Program, the Company repurchased approximately 18.5 million shares of its common stock at an average price of $80.94 in the first quarter of 2014, approximately 17.2 million shares of its common stock at an average price of $86.01 in the second quarter of 2014, approximately 5.8 million shares of its common stock at an average price of $85.35 in the third quarter of 2014, approximately 8.9 million shares of its common stock at an average price of $90.81 in the fourth quarter of 2014, and approximately 14.9 million shares of its common stock at an average price of $96.84 in the first quarter of 2015. The 2013 Program was completed in the first quarter of 2015.

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 1.6 million shares of its common stock at an average price of $97.19 in the first quarter of 2015. As of March 31, 2015, there was approximately $5.8 billion of authorized repurchases remaining under the 2015 Program.

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

Adjusted ROIC for the first quarter of 2015 and 2014 was as follows:

	Three Months Ended
Dollars in millions	March 31,
	2015	2014
Operating income	$697	$667
Tax rate	31.0%	30.0%
Income taxes	(216)	(200)
Operating income after taxes	$481	$467

Invested capital:
Trade receivables	$2,367	$2,563
Inventories	1,187	1,298
Net assets held for sale	—	1,579
Net plant and equipment	1,624	1,699
Goodwill and intangible assets	6,231	6,829
Accounts payable and accrued expenses	(1,753)	(1,893)
Other, net	207	580
Total invested capital	$9,863	$12,655

Average invested capital	$10,077	$12,545
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	(130)	(161)
Adjustment for Industrial Packaging	—	(1,521)
Adjusted average invested capital	$9,947	$10,863
Annualized adjusted return on average invested capital	19.3%	17.2%

The annualized adjusted ROIC increase of 210 basis points for the quarter ended March 31, 2015 compared to 2014 was primarily the result of a 2.9% improvement in after-tax operating income and an 8.4% decrease in adjusted average invested capital.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2015 and December 31, 2014 is summarized as follows:

Dollars in millions	March 31, 2015	December 31, 2014	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,672	$3,990	$(1,318)
Trade receivables	2,367	2,293	74
Inventories	1,187	1,180	7
Other	441	613	(172)
	6,667	8,076	(1,409)
Current liabilities:
Short-term debt	1,708	1,476	232
Accounts payable and accrued expenses	1,753	1,799	(46)
Other	283	258	25
	3,744	3,533	211
Net working capital	$2,923	$4,543	$(1,620)

The decrease in net working capital as of March 31, 2015 was primarily driven by lower cash and equivalents and higher short-term commercial paper borrowings which were used to fund $1.5 billion of cash paid for share repurchases in the first quarter.

Cash and equivalents totaled approximately $2.7 billion as of March 31, 2015 and $4.0 billion as of December 31, 2014, primarily all of which was held by international subsidiaries. The reduction in cash on hand was primarily driven by the share repurchases discussed above. Cash and cash equivalents held internationally may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of March 31, 2015 and December 31, 2014 was as follows:

In millions	March 31, 2015	December 31, 2014
Short-term debt	$1,708	$1,476
Long-term debt	5,845	5,981
Total debt	$7,553	$7,457

Short-term debt as of March 31, 2015 and December 31, 2014 included commercial paper of $1.7 billion and $1.4 billion, respectively.

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

Total debt to EBITDA for the trailing twelve month periods ended March 31, 2015 and December 31, 2014 was as follows:

Dollars in millions	March 31, 2015	December 31, 2014
Total debt	$7,553	$7,457

Income from continuing operations	$1,920	$1,890
Add:
Interest expense	240	250
Other income	(73)	(61)
Income taxes	831	809
Depreciation	253	262
Amortization and impairment of goodwill and other intangible assets	242	245
EBITDA	$3,413	$3,395
Total debt to EBITDA ratio	2.2	2.2

Stockholders’ Equity

The changes to stockholders’ equity during 2015 were as follows:

In millions

Total stockholders’ equity, December 31, 2014	$6,824
Net income	458
Cash dividends declared	(179)
Repurchases of common stock	(1,602)
Stock option and restricted stock activity	50
Currency translation adjustments	(577)
Other	8
Total stockholders’ equity, March 31, 2015	$4,982

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the Company's Enterprise Strategy and its ability to manage its strategic business initiatives and the timing and amount of benefits therefrom, the adequacy of internally generated funds and credit facilities, the ability to fund debt service obligations, the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, (3) the timing and amount of benefits from the Company’s 2013 - 2017 enterprise initiatives, (4) market conditions and availability of financing to fund the Company's share repurchases, (5) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (6) the unfavorable impact of foreign currency fluctuations, (7) a delay in, or reduction in, introducing new products into the Company’s product lines or failure to protect the Company's intellectual property, (8) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company’s profitability and return on invested capital, (10) decreases in credit availability, (11) raw material price increases and supply shortages, (12) unfavorable tax law changes and tax authority rulings, (13) financial market risks to the Company’s obligations under its defined benefit pension plans, (14) potential adverse outcomes in legal proceedings, and (15) negative effects of service interruptions, data corruption, cyber-based attacks or network security breaches. A more detailed description of these risks is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and updated in Part II - Other Information - Item 1A - Risk Factors below. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Any forward-looking statements made by the Company speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

The Company practices fair disclosure for all interested parties. Investors should be aware that while the Company regularly communicates with securities analysts and other investment professionals, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2015. Based on such evaluation, the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2015 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – Other Information

Item 1A - Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. The following is an update to the Company's risk factors and should be read in conjunction with the risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2014 Annual Report on Form 10-K.

If the Company is unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.

The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; or computer viruses. In addition, security breaches could result in unauthorized disclosure of confidential information. If these information technology systems suffer severe damage, disruption, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Company's Board of Directors authorized a stock repurchase program which provided for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). As of March 31, 2015, there were no authorized repurchases remaining under the 2013 Program.

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of March 31, 2015, there was approximately $5.8 billion of authorized repurchases remaining under the 2015 Program.

Share repurchase activity under the Company's share buyback programs for the first quarter of 2015 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
January 2015	3.8	$93.17	3.8	$1,096
February 2015	5.4	$97.85	5.4	$6,562
March 2015	7.3	$98.05	7.3	$5,846
Total	16.5		16.5

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 7, 2015	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)