Form 10-Q
period 2015-06-30
ILLINOIS TOOL WORKS INC
filed 2015-08-07
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2015: 366,088,569.

Part I – Financial Information

Item 1 – Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
In millions except per share amounts	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenue	$3,434	$3,719	$6,776	$7,288
Cost of revenue	2,024	2,219	3,994	4,377
Selling, administrative, and research and development expenses	622	677	1,238	1,359
Amortization of intangible assets	58	60	117	122
Operating Income	730	763	1,427	1,430
Interest expense	(55)	(64)	(109)	(128)
Other income (expense)	21	7	42	16
Income from Continuing Operations Before Income Taxes	696	706	1,360	1,318
Income Taxes	216	212	422	396
Income from Continuing Operations	480	494	938	922
Income from Discontinued Operations	—	998	—	1,043
Net Income	$480	$1,492	$938	$1,965

Income Per Share from Continuing Operations:
Basic	$1.31	$1.22	$2.53	$2.23
Diluted	$1.30	$1.21	$2.51	$2.22
Income Per Share from Discontinued Operations:
Basic	$—	$2.47	$—	$2.52
Diluted	$—	$2.45	$—	$2.50
Net Income Per Share:
Basic	$1.31	$3.69	$2.53	$4.76
Diluted	$1.30	$3.66	$2.51	$4.72
Cash Dividends Per Share:
Paid	$0.485	$0.42	$0.97	$0.84
Declared	$0.485	$0.42	$0.97	$0.84

Shares of Common Stock Outstanding During the Period:
Average	366.2	404.7	371.4	413.3
Average assuming dilution	368.4	407.6	373.8	416.3

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
In millions	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$480	$1,492	$938	$1,965
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	169	(50)	(408)	(22)
Pension and other postretirement benefit adjustments, net of tax	11	(11)	20	(3)
Comprehensive Income	$660	$1,431	$550	$1,940

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and equivalents	$2,858	$3,990
Trade receivables	2,412	2,293
Inventories	1,191	1,180
Deferred income taxes	185	212
Prepaid expenses and other current assets	387	401
Total current assets	7,033	8,076

Net plant and equipment	1,636	1,686
Goodwill	4,543	4,667
Intangible assets	1,679	1,799
Deferred income taxes	298	301
Other assets	1,159	1,149
	$16,348	$17,678

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$819	$1,476
Accounts payable	533	512
Accrued expenses	1,147	1,287
Cash dividends payable	178	186
Income taxes payable	61	64
Deferred income taxes	8	8
Total current liabilities	2,746	3,533

Noncurrent Liabilities:
Long-term debt	6,994	5,981
Deferred income taxes	363	338
Other liabilities	939	1,002
Total noncurrent liabilities	8,296	7,321

Stockholders’ Equity:
Common stock	6	6
Additional paid-in-capital	1,113	1,096
Income reinvested in the business	17,755	17,173
Common stock held in treasury	(12,526)	(10,798)
Accumulated other comprehensive income	(1,046)	(658)
Noncontrolling interest	4	5
Total stockholders’ equity	5,306	6,824
	$16,348	$17,678

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
In millions	June 30,
	2015	2014
Cash Provided by (Used for) Operating Activities:
Net income	$938	$1,965
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	119	137
Amortization and impairment of goodwill and other intangible assets	117	122
Change in deferred income taxes	(7)	51
Provision for uncollectible accounts	4	5
(Income) loss from investments	3	(6)
(Gain) loss on sale of plant and equipment	(1)	—
(Gain) loss on discontinued operations	—	(1,709)
(Gain) loss on sale of operations and affiliates	(16)	5
Stock-based compensation expense	24	21
Other non-cash items, net	5	4
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(189)	(232)
Inventories	(48)	(55)
Prepaid expenses and other assets	26	(71)
Increase (decrease) in-
Accounts payable	40	(22)
Accrued expenses and other liabilities	(116)	(1)
Income taxes	(9)	746
Other, net	—	(73)
Net cash provided by (used for) operating activities	890	887
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(6)	(6)
Additions to plant and equipment	(147)	(146)
Proceeds from investments	3	11
Proceeds from sale of plant and equipment	12	15
Net proceeds from sales of discontinued operations	—	3,177
Proceeds from sales of operations and affiliates	29	9
Other, net	(52)	14
Net cash provided by (used for) investing activities	(161)	3,074
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(365)	(355)
Issuance of common stock	47	81
Repurchases of common stock	(1,786)	(2,905)
Net proceeds from (repayments of) debt with original maturities of three months or less	(656)	(1,680)
Proceeds from debt with original maturities of more than three months	1,098	3,329
Repayments of debt with original maturities of more than three months	—	(801)
Excess tax benefits from stock-based compensation	16	19
Other, net	(13)	(12)
Net cash provided by (used for) financing activities	(1,659)	(2,324)
Effect of Exchange Rate Changes on Cash and Equivalents	(202)	42
Cash and Equivalents:
Increase (decrease) during the period	(1,132)	1,679
Beginning of period	3,990	3,618
End of period	$2,858	$5,297
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$113	$93
Cash Paid During the Period for Income Taxes, Net of Refunds	$390	$343
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

As of the second quarter of 2014, the Company had completed the divestiture of all of the businesses previously reported as discontinued operations.

Results of the discontinued operations for the three and six months ended June 30, 2014 were as follows:

In millions	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Operating revenue	$212	$798

Income before income taxes	$1,724	$1,796
Income tax expense	(726)	(753)
Income from discontinued operations	$998	$1,043

Income before income taxes from discontinued operations was income of $1.8 billion for the six months ended June 30, 2014. The income in the first six months of 2014 included the pre-tax gain of $1.7 billion ($1.1 billion after tax) on the sale of the Industrial Packaging business recorded in the second quarter of 2014. Income tax expense in the first six months of 2014 included $175 million of U.S. income tax expense related to the repatriation of approximately $1.3 billion of international proceeds from the sale of the Industrial Packaging business.

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

(3)    Income Taxes

The Company files tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $54 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

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

(4)    Inventories

Inventories as of June 30, 2015 and December 31, 2014 were as follows:

In millions	June 30, 2015	December 31, 2014
Raw material	$454	$458
Work-in-process	142	133
Finished goods	683	677
LIFO reserve	(88)	(88)
Total inventories	$1,191	$1,180

(5)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
In millions	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$18	$20	$2	$2	$36	$40	$5	$5
Interest cost	23	26	6	6	46	52	12	12
Expected return on plan assets	(38)	(39)	(6)	(6)	(76)	(79)	(12)	(12)
Amortization of actuarial (gain) loss	15	12	—	(1)	30	24	—	(3)
Settlement/curtailment (gain) loss	—	2	—	(9)	—	2	—	(9)
Net periodic benefit (income) cost	$18	$21	$2	$(8)	$36	$39	$5	$(7)
Amounts were included in the statement of income as follows:
Continuing operations	$18	$18	$2	$1	$36	$34	$5	$2
Discontinued operations	—	3	—	(9)	—	5	—	(9)
Net periodic benefit (income) cost	$18	$21	$2	$(8)	$36	$39	$5	$(7)

The Company expects to contribute approximately $100 million to its pension plans and $5 million to its other postretirement plans in 2015. As of June 30, 2015, contributions of $89 million to pension plans and $3 million to other postretirement plans have been made.

(6)    Debt

Short-term debt as of June 30, 2015 and December 31, 2014 included commercial paper of $805 million and $1.4 billion, respectively.

In May 2015, the Company issued €500 million of 1.25% Euro notes due May 22, 2023 at 99.239% of face value and €500 million of 2.125% Euro notes due May 22, 2030 at 99.303% of face value. Net proceeds from the May 2015 debt issuances were used to repay commercial paper and for general corporate purposes. The Company designated the €1.0 billion of Euro notes as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income. Refer to the Accumulated other comprehensive income note for additional information regarding the net investment hedge.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2015 and December 31, 2014 were as follows:

In millions	June 30, 2015	December 31, 2014
Fair value	$7,131	$6,431
Carrying value	6,995	5,982

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs which included market rates for comparable instruments for the respective periods.

(7)    Accumulated Other Comprehensive Income

The following table summarizes changes in Accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
In millions	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$(1,226)	$420	$(658)	$384

Foreign currency translation adjustments during the period	153	82	(374)	110
Foreign currency translation adjustments reclassified to income	—	(132)	—	(132)
Income taxes	16	—	(34)	—
Total foreign currency translation adjustments	169	(50)	(408)	(22)

Pension and other postretirement benefit adjustments during the period	—	(41)	(2)	(41)
Pension and other postretirement benefit adjustments reclassified to income	15	19	30	29
Income taxes	(4)	11	(8)	9
Total pension and other postretirement benefit adjustments	11	(11)	20	(3)

Ending balance	$(1,046)	$359	$(1,046)	$359

Foreign currency translation adjustments reclassified to income are primarily related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information. Pension and other postretirement benefit adjustments reclassified to income primarily relate to the amortization of actuarial (gain) loss and prior service cost. Refer to the Pension and Other Postretirement Benefits note for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the Euro notes were $1.1 billion and $1.1 billion, respectively, as of June 30, 2015. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income. The unrealized gain recorded in Accumulated other comprehensive income related to the net investment hedge was $250 million and $158 million as of June 30, 2015 and December 31, 2014, respectively.

The ending balance of Accumulated other comprehensive income as of June 30, 2015 and 2014 consisted of cumulative translation adjustment expense of $673 million and income of $652 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $373 million and $293 million, respectively.

(8)    Segment Information

The Company has seven reportable segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding operating revenue and operating income for the Company's segments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Founded in 1912, ITW is a multi-industry company with a strong portfolio of global industrial businesses including Automotive OEM, Test & Measurement and Electronics, Food Equipment, Polymers & Fluids, Welding, Construction Products and Specialty Products. The core source of value creation and competitive advantage is the ITW Business Model, consisting of the 80/20 business process, a customer-back approach to innovation and a decentralized entrepreneurial culture. Each ITW business leverages the ITW Business Model to deliver best-in-class financial performance. The Company has approximately 49,000 employees and operations in 57 countries.

THE ITW BUSINESS MODEL

The Company is built around a powerful and highly differentiated business model that comprises three elements:

80/20 Business Process - ITW's proprietary 80/20 business process focuses on what is most important (the 20% of the items which account for 80% of the value) in order to spend less time and resources on the less important (the 80% of the items which account for 20% of the value), resulting in improved financial performance.

The Company uses this 80/20 business process to simplify and focus on the key drivers of business profitability, and as a result, reduces complexity that creates unnecessary expense and disguises what is truly important. The Company utilizes the 80/20 process in all aspects of its business. Common applications of the 80/20 business process include:

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

Over the past three decades, the result of the application of the 80/20 business process is that the Company has improved its long-term operating and financial performance and believes that there is considerable future opportunity from the continuous disciplined application of 80/20. These 80/20 efforts can result in restructuring initiatives that reduce costs and improve profitability and returns.

Customer-Back Innovation - ITW’s customer-back approach to innovation builds on the Company’s 80/20 business process to help ITW businesses focus on the most profitable customers and invent solutions to solve their specific problems. ITW businesses are focused on building relationships with these major customers to develop deep knowledge and insight around their needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 16,000 granted and pending patents.

Decentralized Entrepreneurial Culture - At the core of ITW's culture is a desire to keep decision making and management responsibility close to customers in order to best meet their needs while rapidly adapting to changes in end markets. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their customers. This leads to a focused and simple organizational structure that, combined with outstanding execution, delivers operational excellence adapted to their customers and end markets.

ENTERPRISE STRATEGY

In 2012, the Company embarked on a five-year Enterprise Strategy with the objective of positioning the Company to generate the maximum yield from the compelling performance potential that resides within the ITW Business Model. By doing so, the Company expects to generate solid growth with best-in-class margins and after-tax return on invested capital for the Company and sustainable long-term value creation for shareholders. With this objective in mind, the Company is committed to achieving the following performance goals by the end of 2017:

•	Organic Growth: 200 basis points above global GDP

•	Operating Margin: Approximately 23 percent

•	After-Tax ROIC: 20+ percent

•	Free Operating Cash Flow: 100 percent of net income

The Company has made significant progress toward these goals. The Enterprise Initiatives have helped build a foundation from which the Company is pivoting to a heightened focus on organic revenue growth. Since 2012, the Company has seen both operating margins and after-tax ROIC increase by approximately 500 basis points, with operating margin of 21.3 percent and after-tax ROIC of 20.3 percent in the second quarter of 2015.

KEY INITIATIVES

In conjunction with the Enterprise Strategy, the Company is in the process of implementing three key initiatives - portfolio management, business structure simplification, and strategic sourcing. These enterprise initiatives are expected to enhance the business through 2017 and are targeted at expanding organic revenue growth and improving profitability and returns to position ITW to deliver 12 to 14 percent annualized total shareholder return over the long-term, assuming global GDP of 3 percent.

Portfolio Management - The Company's portfolio management initiative aims to reposition the business portfolio to fully leverage the ITW Business Model. This initiative began with the divestiture of over 30 businesses that did not have the attributes necessary to fully leverage the ITW Business Model. As a result, the Company's divestiture activity increased in 2012, 2013 and 2014. With the sale of the Company's former Industrial Packaging segment on May 1, 2014, the divestiture element of the Company's portfolio management initiative is essentially complete.

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

The focus of the portfolio repositioning efforts has now shifted from divestitures to significant efforts inside the Company's businesses to exit slower-growth product lines so that they can concentrate their efforts and resources on taking full advantage of their most compelling organic growth opportunities. Product line simplification (PLS) focuses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. In the short-term, product line simplification may result in a decrease in revenue and overhead costs while improving operating margin. Over the long-term, product line simplification results in growth in revenue, profitability and returns. PLS activities have resulted in approximately 100 basis points of organic revenue headwind in 2014 and 2015, as the Company strategically exits certain products and customer relationships. The impact of PLS is expected to moderate beginning in 2016.

Business Structure Simplification - The business structure simplification initiative simplifies the Company's organizational model and adds scale to the Company's operating divisions in order to fully leverage 80/20, increase organic revenue growth, enhance global competitiveness and drive operational efficiencies. This initiative focuses on consolidating the Company's operating structure from over 800 regional businesses into approximately 90 global divisions while retaining the positive attributes of a decentralized operating model. The Company expects to enhance its profitability and returns through a combination of applying its 80/20 business process to the new divisions, more focused growth investments and reduced infrastructure.

Strategic Sourcing - The Company's strategic sourcing initiative focuses on building sourcing capability in order to leverage purchasing scale to enhance profitability and global competitiveness. It incorporates both enterprise-level and segment-level purchasing that cross the Company's many businesses. The target is to reduce global spend by an average of one percent per year for the five-year period from 2013-2017. The Company has exceeded its annual targets in each of the past two years.

TERMS USED BY ITW

Management uses the following terms to describe the financial results of operations of the Company:

•	Organic business - acquired businesses that have been included in the Company's results of operations for more than 12 months on a constant currency basis.

•	Operating leverage - the estimated effect of the organic revenue volume changes on organic operating income, assuming variable margins remain the same as the prior period.

•
Changes in variable margins and overhead costs - represent the estimated effect of non-volume related changes in the operating income of organic businesses and may be driven by a number of factors, including changes in product mix, the cost of raw materials, labor and overhead, and pricing to customers.

•
Price/cost - represents the estimated net impact of increases or decreases in the cost of materials used in the Company's products versus changes in the selling price to the Company's customers. Price/cost is a component of changes in variable margins and overhead costs.

•
Product line simplification (PLS) - focuses businesses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines; in the short-term, PLS may result in a decrease in revenue and overhead costs while improving operating margin. In the long-term, PLS results in growth in revenue, profitability, and returns.

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2014 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

In the second quarter and year-to-date periods, the Company delivered solid earnings performance primarily driven by the execution of the Company's enterprise initiatives despite the weakening of foreign currencies against the U.S. dollar and a challenging macro environment.

The Company’s consolidated results of operations for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,434	$3,719	(7.6)%	0.2%	(0.3)%	—%	(7.5)%	(7.6)%
Operating income	$730	$763	(4.3)%	4.2%	(0.5)%	(0.1)%	(7.9)%	(4.3)%
Operating margin %	21.3%	20.5%	80 bps	80 bps	—	—	—	80 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$6,776	$7,288	(7.0)%	0.4%	(0.3)%	—%	(7.1)%	(7.0)%
Operating income	$1,427	$1,430	(0.3)%	7.5%	(0.3)%	0.4%	(7.9)%	(0.3)%
Operating margin %	21.1%	19.6%	150 bps	140 bps	—	10 bps	—	150 bps

•	Organic revenue increased 0.2% and 0.4% in the second quarter and year-to-date periods, respectively.

◦
Automotive OEM, Food Equipment and Construction Products had solid worldwide organic revenue growth primarily due to product innovation, penetration gains and higher market demand. Organic revenue declined in the Welding, Test & Measurement and Electronics and Specialty Products segments as a result of the impact of a challenging capital spending environment and lower demand in the oil and gas sector.

◦
PLS activities associated with the portfolio management component of the Company's Enterprise Strategy reduced organic revenue growth by approximately one percentage point in both the second quarter and year-to-date periods.

◦
North American organic revenue increased 0.4% and 0.6% in the second quarter and year-to-date periods, respectively, as growth in the Automotive OEM, Food Equipment and Construction Products segments was partially offset by a decline in the Welding, Test & Measurement and Electronics and Specialty Products segments.

◦
Europe, Middle East and Africa organic revenue increased 2.0% and 1.7% in the second quarter and year-to-date periods, respectively. Growth in the Automotive OEM, Food Equipment, and Welding segments was partially offset by a decline in the Polymers & Fluids, Test & Measurement and Electronics and Specialty Products segments.

◦
Asia Pacific organic revenue decreased 2.5% and 0.8% in the second quarter and year-to-date periods, respectively, primarily due to a decline in the Welding and Test & Measurement and Electronics segments, partially offset by growth in the Construction Products and Polymers & Fluids segments.

•
Operating revenue decreased in the second quarter and year-to-date periods primarily due to the unfavorable effect of foreign currency translation as the U.S. dollar strengthened against most major currencies. In the year-to-date period, operating revenue declined $512 million while operating income was essentially flat.

•
Operating margin of 21.3% and 21.1% in the second quarter and year-to-date periods, respectively, increased 80 and 150 basis points versus the prior year. The primary driver of the operating margin improvement was the benefit of the Company's enterprise initiatives related to strategic sourcing and business structure simplification that contributed 100 basis points in each respective period. Favorable price/cost of 20 basis points in both comparable periods was offset by the lower operating margin in the Specialty Products segment in the second quarter.

•
Diluted earnings per share (EPS) from continuing operations of $1.30 for the second quarter increased 7.4%. The unfavorable effect of foreign currency translation decreased second quarter EPS by approximately $0.12 per diluted share, or 10%. In the year-to-date period, EPS from continuing operations of $2.51 increased 13.1%. The unfavorable effect of currency translation decreased year-to-date EPS by approximately $0.21 per diluted share, or 10%.

•
The Company repurchased approximately 1.9 million and 18.4 million shares of its common stock in the second quarter and year-to-date periods, respectively, for approximately $184 million and $1.8 billion, respectively.

•	Free operating cash flow was $384 million, or 80% of net income, for the second quarter. In the year-to-date period, free operating cash flow was $743 million, or 79% of net income.

•	Adjusted return on average invested capital was 20.3% for the second quarter, an increase of 80 basis points, and 19.7% in the year-to-date period, an increase of 130 basis points.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2015	2014	2015	2014	2015	2014	2015	2014
Automotive OEM	$649	$671	$159	$158	$1,302	$1,339	$322	$314
Test & Measurement and Electronics	496	558	79	85	979	1,077	150	148
Food Equipment	518	537	114	105	1,013	1,048	226	200
Polymers & Fluids	446	506	94	99	887	985	182	179
Welding	426	470	111	124	859	933	228	243
Construction Products	419	444	84	81	800	860	147	142
Specialty Products	486	540	115	130	948	1,060	219	239
Intersegment revenues	(6)	(7)	—	—	(12)	(14)	—	—
Unallocated	—	—	(26)	(19)	—	—	(47)	(35)
Total	$3,434	$3,719	$730	$763	$6,776	$7,288	$1,427	$1,430

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

This segment primarily serves the automotive original equipment manufacturers and tiers market.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$649	$671	(3.4)%	6.0%	(0.3)%	—%	(9.1)%	(3.4)%
Operating income	$159	$158	0.1%	9.1%	(0.1)%	—%	(8.9)%	0.1%
Operating margin %	24.5%	23.7%	80 bps	70 bps	10 bps	—	—	80 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,302	$1,339	(2.7)%	6.3%	(0.4)%	—%	(8.6)%	(2.7)%
Operating income	$322	$314	2.6%	11.5%	(0.1)%	0.2%	(9.0)%	2.6%
Operating margin %	24.8%	23.5%	130 bps	110 bps	—	20 bps	—	130 bps

•
As a result of product innovation and penetration gains, worldwide automotive organic revenue grew 6.0% and 6.3% for the second quarter and year-to-date periods, respectively, exceeding worldwide auto builds which were flat for the second quarter and grew 1% in the year-to-date period.

◦
European organic revenue growth of 10.4% and 11.5% for the second quarter and year-to-date periods, respectively, exceeded auto builds that were flat for the second quarter and grew 2% in the year-to-date period.

◦
North American organic revenue grew 4.9% and 4.1% for the second quarter and year-to-date periods, respectively. North American auto builds grew 2% in each respective period as auto builds for the Detroit 3 grew 1% in the second quarter and declined 1% in the year-to-date period.

◦
Asia Pacific organic revenue was essentially flat in the second quarter and increased 2.5% year-to-date. Organic revenue growth in China of 8.0% and 11.0% in the second quarter and year-to-date periods, respectively, exceeded Chinese auto build growth of 2% and 5% versus the respective prior year periods.

•	Operating revenue decreased in the second quarter and year-to-date periods primarily due to the unfavorable effect of currency translation.

•
Operating margin in the second quarter was 24.5%, an increase of 80 basis points primarily driven by positive operating leverage of 90 basis points. In the year-to-date period, operating margin increased 130 basis points to 24.8% primarily driven by positive operating leverage of 90 basis points, the net benefits from the Company's enterprise initiatives and cost management, and lower restructuring expenses.

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$496	$558	(11.0)%	(4.9)%	—%	—%	(6.1)%	(11.0)%
Operating income	$79	$85	(6.0)%	(3.5)%	—%	4.2%	(6.7)%	(6.0)%
Operating margin %	16.1%	15.2%	90 bps	20 bps	—	70 bps	—	90 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$979	$1,077	(9.0)%	(3.0)%	—%	—%	(6.0)%	(9.0)%
Operating income	$150	$148	1.7%	5.1%	—%	4.0%	(7.4)%	1.7%
Operating margin %	15.4%	13.8%	160 bps	120 bps	—	50 bps	(10) bps	160 bps

•	Organic revenue decreased 4.9% and 3.0% for the second quarter and year-to-date periods, respectively.

◦
Organic revenue for the worldwide test and measurement businesses decreased 6.7% and 4.2% for the second quarter and year-to-date periods, respectively, primarily due to the impact of a challenging capital spending environment.

◦
Worldwide electronics organic revenue declined 2.6% and 1.4% for the second quarter and year-to-date periods, respectively. Weaker demand in the electronic assembly businesses was partially offset by increased revenues in the other electronics businesses, which include the pressure sensitive adhesives, contamination control and electrostatics businesses, driven by increased demand in North America and Europe.

•	Operating revenue decreased in the second quarter and year-to-date periods due to the unfavorable effect of currency translation and the decrease in organic revenue.

•
Operating margin was 16.1% in the second quarter of 2015, an increase of 90 basis points driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 150 basis points, lower restructuring expenses of 70 basis points and favorable price/cost of 30 basis points, partially offset by negative operating leverage of 160 basis points.

•
In the year-to-date period, operating margin increased 160 basis points to 15.4% primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 190 basis points, lower restructuring expenses of 50 basis points and favorable price/cost of 20 basis points, partially offset by negative operating leverage of 90 basis points.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, food service and food retail markets.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$518	$537	(3.6)%	4.2%	—%	—%	(7.8)%	(3.6)%
Operating income	$114	$105	8.9%	22.3%	—%	(5.0)%	(8.4)%	8.9%
Operating margin %	22.0%	19.5%	250 bps	340 bps	—	(90) bps	—	250 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,013	$1,048	(3.4)%	4.1%	—%	—%	(7.5)%	(3.4)%
Operating income	$226	$200	13.0%	21.2%	—%	—%	(8.2)%	13.0%
Operating margin %	22.3%	19.1%	320 bps	320 bps	—	—	—	320 bps

•	Organic revenue increased 4.2% and 4.1% for the second quarter and year-to-date periods, respectively.

◦
North American organic revenue increased 7.1% and 7.2% for the second quarter and year-to-date periods, respectively. North American equipment revenue increased 8.9% and 9.2% in the second quarter and year-to-date periods, respectively, primarily due to product innovation and improved market penetration in the warewash, refrigeration and cooking businesses. Service revenue in North America increased 4.6% and 4.3% in the second quarter and year-to-date periods, respectively.

◦
International organic revenue increased 1.1% in the second quarter and 0.8% in the year-to-date period primarily due to growth in Europe. International equipment revenue, which had a more challenging comparable in the prior year, increased 0.4% in the second quarter and year-to-date periods. International service organic revenue increased 2.8% and 2.0% in the second quarter and year-to-date periods, respectively.

•	Operating revenue decreased in the second quarter and year-to-date periods due to the unfavorable effect of currency translation.

•
Operating margin in the second quarter was 22.0%. The 250 basis point improvement was driven by the net benefits of the Company's enterprise initiatives and cost management of 210 basis points, positive operating leverage of 100 basis points and favorable price/cost of 30 basis points, partially offset by higher restructuring expenses of 90 basis points.

•
In the year-to-date period, operating margin increased 320 basis points to 22.3%. Operating margin improved due to the net benefits of the Company's enterprise initiatives and cost management of 190 basis points, positive operating leverage of 110 basis points and favorable price/cost of 20 basis points.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, janitorial and hygiene products, and fluids and polymers for auto aftermarket maintenance and appearance.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive aftermarket, general industrial, maintenance, repair and operations or “MRO”, and construction markets.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$446	$506	(11.9)%	(1.6)%	(1.6)%	—%	(8.7)%	(11.9)%
Operating income	$94	$99	(5.8)%	0.5%	(3.5)%	4.8%	(7.6)%	(5.8)%
Operating margin %	20.9%	19.6%	130 bps	40 bps	(40) bps	100 bps	30 bps	130 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$887	$985	(10.0)%	(1.0)%	(0.8)%	—%	(8.2)%	(10.0)%
Operating income	$182	$179	1.5%	7.5%	(1.9)%	3.8%	(7.9)%	1.5%
Operating margin %	20.5%	18.1%	240 bps	150 bps	(20) bps	70 bps	40 bps	240 bps

•	Organic revenue declined in both comparable periods primarily due to ongoing PLS activities and weaker demand in Europe, partially offset by product innovation.

◦
Organic revenue for the worldwide polymers businesses decreased 2.7% in the second quarter primarily driven by revenue declines in Europe and was flat in the year-to-date period. Worldwide fluids and hygiene businesses decreased 2.3% in the second quarter primarily driven by a decline in North America and 3.7% in the year-to-date period primarily due to softness in Europe. Organic revenue for the worldwide automotive aftermarket businesses was flat in both comparable periods.

•	Operating revenue decreased in the second quarter and year-to-date periods primarily due to the unfavorable effect of currency translation and the decrease in organic revenue.

•
Operating margin in the second quarter was 20.9%, an increase of 130 basis points primarily driven by lower restructuring expenses of 100 basis points and changes in variable margins and overhead costs of 80 basis points, driven by the net benefits of the Company's enterprise initiatives and cost management and favorable price/cost of 30 basis points, partially offset by negative operating leverage of 40 basis points.

•
In the year-to-date period, operating margin increased 240 basis points to 20.5% primarily due to changes in variable margins and overhead costs of 160 basis points, driven by the net benefits of the Company's enterprise initiatives and cost management and favorable price/cost of 20 basis points, and lower restructuring expenses and favorable currency translation, partially offset by negative operating leverage of 30 basis points.

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

The results of operations for the Welding segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$426	$470	(9.4)%	(6.0)%	(0.1)%	—%	(3.3)%	(9.4)%
Operating income	$111	$124	(10.0)%	(8.3)%	—%	(0.2)%	(1.5)%	(10.0)%
Operating margin %	26.1%	26.3%	(20) bps	(60) bps	—	(10) bps	50 bps	(20) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$859	$933	(8.0)%	(4.6)%	(0.1)%	—%	(3.3)%	(8.0)%
Operating income	$228	$243	(6.1)%	(5.3)%	—%	0.9%	(1.7)%	(6.1)%
Operating margin %	26.5%	26.0%	50 bps	(20) bps	—	30 bps	40 bps	50 bps

•
Worldwide organic revenue decreased in the second quarter and year-to-date periods due to lower demand in the oil and gas end markets, the impact of a soft capital spending environment and continued PLS.

◦
North American organic revenue declined 4.8% and 2.3% for the second quarter and year-to-date periods, respectively, primarily due to decreases across the oil and gas sector and industrial end markets.

◦	International organic revenue decreased 9.1% and 11.1% for the second quarter and year-to-date periods, respectively, primarily due to weak oil and gas end markets in Asia Pacific and Brazil.

•	Operating revenue decreased in the second quarter and year-to-date periods primarily due to the decrease in organic revenue and the unfavorable effect of currency translation.

•
Operating margin in the second quarter of 2015 was 26.1%, a slight decline of 20 basis points, primarily driven by negative operating leverage of 100 basis points and higher restructuring expenses, partially offset by favorable price/cost of 50 basis points and favorable currency translation of 50 basis points.

•
In the year-to-date period, operating margin was 26.5%. The 50 basis point improvement was primarily due to favorable currency translation of 40 basis points, lower restructuring expenses, favorable price/cost of 30 basis points and the net benefits of the Company's enterprise initiatives and cost management of 30 basis points, partially offset by negative operating leverage of 80 basis points.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction, and commercial construction markets.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$419	$444	(5.7)%	5.8%	(0.4)%	—%	(11.1)%	(5.7)%
Operating income	$84	$81	3.2%	18.3%	(0.2)%	(3.4)%	(11.5)%	3.2%
Operating margin %	19.9%	18.2%	170 bps	210 bps	—	(40) bps	—	170 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$800	$860	(7.0)%	4.2%	(0.9)%	—%	(10.3)%	(7.0)%
Operating income	$147	$142	2.9%	18.6%	(0.4)%	(4.3)%	(11.0)%	2.9%
Operating margin %	18.3%	16.5%	180 bps	220 bps	10 bps	(50) bps	—	180 bps

•	Organic revenue increased 5.8% and 4.2% for the second quarter and year-to-date periods, respectively.

◦
North American organic revenue increased 14.9% and 10.1% for the second quarter and year-to-date periods, respectively, due to an increase in demand across all end markets, particularly renovation and residential.

◦
International organic revenue increased 1.0% in both respective periods. Asia Pacific organic revenue increased 2.8% and 2.1% for the second quarter and year-to-date periods, respectively, primarily due to growth in Australia and New Zealand. European organic revenue decreased 0.7% for the second quarter and was flat in the year-to-date period as strength in the United Kingdom was offset by ongoing PLS activities.

•	Operating revenue decreased in the second quarter and year-to-date periods primarily due to the unfavorable effect of currency translation.

•
Operating margin in the second quarter was 19.9%. The 170 basis point improvement was driven by positive operating leverage of 150 basis points and the net benefits of the Company's enterprise initiatives and cost management of 90 basis points, partially offset by higher restructuring expenses of 40 basis points and unfavorable price/cost of 30 basis points.

•
In the year-to-date period, operating margin improved 180 basis points to 18.3% primarily due to the net benefits of the Company's enterprise initiatives and cost management of 140 basis points and positive operating leverage of 100 basis points, partially offset by higher restructuring expenses of 50 basis points and unfavorable price/cost of 20 basis points.

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

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$486	$540	(9.9)%	(3.4)%	—%	—%	(6.5)%	(9.9)%
Operating income	$115	$130	(12.2)%	(4.8)%	—%	(0.9)%	(6.5)%	(12.2)%
Operating margin %	23.5%	24.2%	(70) bps	(30) bps	—	(40) bps	—	(70) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$948	$1,060	(10.6)%	(4.5)%	—%	—%	(6.1)%	(10.6)%
Operating income	$219	$239	(8.8)%	(1.0)%	—%	(1.5)%	(6.3)%	(8.8)%
Operating margin %	23.1%	22.6%	50 bps	80 bps	—	(30) bps	—	50 bps

•	Organic revenue declined 3.4% and 4.5% in the second quarter and year-to-date periods, respectively.

◦
North American organic revenue declined 4.7% and 6.0% in the second quarter and year-to-date periods, respectively. International organic revenue decreased 1.3% and 2.2% in the second quarter and year-to-date periods, respectively.

◦	The decrease in organic revenue was primarily driven by the impact of a challenging capital spending environment and ongoing PLS activities.

•	Operating revenue decreased in the second quarter and year-to-date periods due to the unfavorable effect of currency translation and the decrease in organic revenue.

•
Operating margin in the second quarter was 23.5%, a decline of 70 basis points. Negative operating leverage of 70 basis points and higher restructuring expenses were partially offset by changes in variable margins and overhead costs of 40 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management and favorable price/cost of 30 basis points.

•
In the year-to-date period, operating margin improved 50 basis points to 23.1%. Changes in variable margins and overhead costs improved operating margin by 180 basis points primarily due to the net benefits of the Company's enterprise initiatives and cost management and favorable price/cost of 30 basis points, partially offset by negative operating leverage of 100 basis points and higher restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense of $55 million and $109 million for the second quarter and year-to-date periods, respectively, decreased due to 2014 and 2015 debt issuances at lower interest rates compared to prior debt obligations.

•
Other income (expense) was income of $21 million for the second quarter, an increase of $14 million primarily driven by a $9 million increase in equity income related to an existing equity investment. Year-to-date, other income (expense) was income of $42 million, an increase of $26 million, which included a $15 million gain on the sale of a business in the first quarter of 2015.

•	The effective tax rate for the year-to-date period in 2015 was 31% compared to 30% for 2014.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, several new revenue recognition disclosures will be required. This guidance is effective for the Company beginning January 1, 2018. The Company is currently assessing the potential impact the guidance will have upon adoption.

In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs will be presented as a reduction of the carrying amount of the debt liability. The guidance is effective for the Company beginning January 1, 2016 and will be applied retrospectively for all periods presented. As of June 30, 2015, the Company had $44 million of deferred debt issuance costs. The Company does not expect adoption of this guidance to have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free operating cash flows and short-term credit facilities. In addition, the Company had $2.9 billion of cash on hand at June 30, 2015 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	investment in existing businesses to fund internal growth;

•	payment of an attractive dividend to shareholders;

•	share repurchases; and

•	acquisitions.

The Company believes that, based on its revenues, operating margin, current free operating cash flow, and credit ratings, it could readily obtain additional financing if necessary.

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

Summarized cash flow information for the second quarter and year-to-date periods of 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
In millions	June 30,		June 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$448	$573	$890	$887
Additions to plant and equipment	(64)	(78)	(147)	(146)
Free operating cash flow	$384	$495	$743	$741

Cash dividends paid	$(179)	$(174)	$(365)	$(355)
Repurchases of common stock	(307)	(1,465)	(1,786)	(2,905)
Net proceeds from (repayment of) debt	209	(418)	442	848
Net proceeds from sale of discontinued operations	—	3,177	—	3,177
Other	(24)	103	36	131
Effect of exchange rate changes on cash and equivalents	103	32	(202)	42
Net increase (decrease) in cash and equivalents	$186	$1,750	$(1,132)	$1,679

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

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 1.6 million shares of its common stock at an average price of $97.19 in the first quarter of 2015 and approximately 1.9 million shares of its common stock at an average price of $97.19 in the second quarter of 2015. As of June 30, 2015, there were approximately $5.7 billion of authorized repurchases remaining under the 2015 Program.

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

Adjusted ROIC for the second quarter and year-to-date periods of 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
Dollars in millions	June 30,		June 30,
	2015	2014	2015	2014
Operating income	$730	$763	$1,427	$1,430
Tax rate	31.0%	30.0%	31.0%	30.0%
Income taxes	(226)	(229)	(443)	(429)
Operating income after taxes	$504	$534	$984	$1,001

Invested capital
Trade receivables	$2,412	$2,598	$2,412	$2,598
Inventories	1,191	1,305	1,191	1,305
Net plant and equipment	1,636	1,700	1,636	1,700
Goodwill and intangible assets	6,222	6,780	6,222	6,780
Accounts payable and accrued expenses	(1,680)	(1,961)	(1,680)	(1,961)
Other, net	480	(69)	480	(69)
Total invested capital	$10,261	$10,353	$10,261	$10,353

Average invested capital	$10,062	$11,504	$10,138	$11,815
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	(120)	(157)	(127)	(159)
Adjustment for Industrial Packaging	—	(409)	—	(771)
Adjusted average invested capital	$9,942	$10,938	$10,011	$10,885
Annualized adjusted return on average invested capital	20.3%	19.5%	19.7%	18.4%

The annualized adjusted ROIC increase of 80 basis points for the quarter ended June 30, 2015 compared to 2014 was primarily the result of a 9.1% decrease in adjusted average invested capital. Additionally, the annualized adjusted ROIC increase of 130 basis points for the year-to-date period ended June 30, 2015 compared to 2014 was primarily the result of an 8.0% decrease in adjusted average invested capital.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2015 and December 31, 2014 is summarized as follows:

Dollars in millions	June 30, 2015	December 31, 2014	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,858	$3,990	$(1,132)
Trade receivables	2,412	2,293	119
Inventories	1,191	1,180	11
Other	572	613	(41)
	7,033	8,076	(1,043)
Current liabilities:
Short-term debt	819	1,476	(657)
Accounts payable and accrued expenses	1,680	1,799	(119)
Other	247	258	(11)
	2,746	3,533	(787)
Net working capital	$4,287	$4,543	$(256)

The decrease in net working capital as of June 30, 2015 was primarily driven by lower cash and equivalents, which were used to fund share repurchases and lower short-term debt resulting from repayments of commercial paper.

Cash and equivalents totaled approximately $2.9 billion as of June 30, 2015 and $4.0 billion as of December 31, 2014, primarily all of which was held by international subsidiaries. The reduction in cash on hand was primarily driven by the share repurchases discussed above. Cash and cash equivalents held internationally may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of June 30, 2015 and December 31, 2014 was as follows:

In millions	June 30, 2015	December 31, 2014
Short-term debt	$819	$1,476
Long-term debt	6,994	5,981
Total debt	$7,813	$7,457

Short-term debt as of June 30, 2015 and December 31, 2014 included commercial paper of $805 million and $1.4 billion, respectively.

In May 2015, the Company issued €500 million of 1.25% Euro notes due May 22, 2023 at 99.239% of face value and €500 million of 2.125% Euro notes due May 22, 2030 at 99.303% of face value. Net proceeds from the May 2015 debt issuances were used to repay commercial paper and for general corporate purposes.

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

Total debt to EBITDA for the trailing twelve month periods ended June 30, 2015 and December 31, 2014 was as follows:

Dollars in millions	June 30, 2015	December 31, 2014
Total debt	$7,813	$7,457

Income from continuing operations	$1,906	$1,890
Add:
Interest expense	231	250
Other income	(87)	(61)
Income taxes	835	809
Depreciation	247	262
Amortization and impairment of goodwill and other intangible assets	240	245
EBITDA	$3,372	$3,395
Total debt to EBITDA ratio	2.3	2.2

Stockholders’ Equity

The changes to stockholders’ equity during 2015 were as follows:

In millions

Total stockholders’ equity, December 31, 2014	$6,824
Net income	938
Cash dividends declared	(356)
Repurchases of common stock	(1,786)
Stock option and restricted stock activity	76
Foreign currency translation adjustments, net of tax	(408)
Other	18
Total stockholders’ equity, June 30, 2015	$5,306

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the Company's Enterprise Strategy and its ability to manage its strategic business initiatives and the timing and amount of benefits therefrom, the adequacy of internally generated funds and credit facilities, the ability to fund debt service obligations, the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, (3) the timing and amount of benefits from the Company’s 2013 - 2017 enterprise initiatives and their impact on organic revenue growth, (4) market conditions and availability of financing to fund the Company's share repurchases, (5) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (6) the unfavorable impact of foreign currency fluctuations, (7) a delay in, or reduction in, introducing new products into the Company’s product lines or failure to protect the Company's intellectual property, (8) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company’s profitability and return on invested capital, (10) increases in funding costs or decreases in credit availability due to market conditions or changes to the Company's credit ratings, (11) raw material price increases and supply shortages, (12) unfavorable tax law changes and tax authority rulings, (13) financial market risks to the Company’s obligations under its defined benefit pension plans, (14) potential adverse outcomes in legal proceedings, and (15) negative effects of service interruptions, data corruption, cyber-based attacks or network security breaches. A more detailed description of these risks is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and updated in Part II - Other Information - Item 1A - Risk Factors below. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2015. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2015 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Company's Board of Directors authorized a stock repurchase program which provided for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). As of June 30, 2015, there were no authorized repurchases remaining under the 2013 Program.

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of June 30, 2015, there were approximately $5.7 billion of authorized repurchases remaining under the 2015 Program.

Share repurchase activity under the Company's share buyback programs for the second quarter of 2015 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
April 2015	1.9	$97.19	1.9	$5,662
May 2015	—	$—	—	$—
June 2015	—	$—	—	$—
Total	1.9		1.9

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Officers’ Certificate dated May 22, 2015, establishing the terms, and setting forth the forms, of the 1.25% Euro Notes due May 22, 2023 and the 2.125% Euro Notes due May 22, 2030, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 22, 2015 (Commission File No. 1-4797) and incorporated herein by reference.

10.1*	Illinois Tool Works Inc. 2015 Long-Term Incentive Plan.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 7, 2015	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)