Form 10-Q
period 2015-09-30
ILLINOIS TOOL WORKS INC
filed 2015-10-30
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2015: 363,491,774.

Part I – Financial Information

Item 1 – Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
In millions except per share amounts	September 30,		September 30,
	2015	2014	2015	2014
Operating Revenue	$3,354	$3,692	$10,130	$10,980
Cost of revenue	1,953	2,182	5,947	6,559
Selling, administrative, and research and development expenses	581	675	1,819	2,034
Amortization of intangible assets	57	60	174	182
Impairment of goodwill and other intangible assets	2	3	2	3
Operating Income	761	772	2,188	2,202
Interest expense	(59)	(68)	(168)	(196)
Other income (expense)	23	20	65	36
Income from Continuing Operations Before Income Taxes	725	724	2,085	2,042
Income Taxes	214	217	636	613
Income from Continuing Operations	511	507	1,449	1,429
Income from Discontinued Operations	—	24	—	1,067
Net Income	$511	$531	$1,449	$2,496

Income Per Share from Continuing Operations:
Basic	$1.40	$1.29	$3.92	$3.51
Diluted	$1.39	$1.28	$3.90	$3.49
Income Per Share from Discontinued Operations:
Basic	$—	$0.06	$—	$2.62
Diluted	$—	$0.06	$—	$2.60
Net Income Per Share:
Basic	$1.40	$1.35	$3.92	$6.14
Diluted	$1.39	$1.34	$3.90	$6.09
Cash Dividends Per Share:
Paid	$0.485	$0.42	$1.455	$1.26
Declared	$0.55	$0.485	$1.52	$1.33

Shares of Common Stock Outstanding During the Period:
Average	365.1	394.0	369.3	406.8
Average assuming dilution	367.1	396.8	371.6	409.7

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
In millions	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$511	$531	$1,449	$2,496
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(335)	(515)	(743)	(537)
Pension and other postretirement benefit adjustments, net of tax	11	8	31	5
Comprehensive Income	$187	$24	$737	$1,964

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and equivalents	$3,001	$3,990
Trade receivables	2,339	2,293
Inventories	1,153	1,180
Deferred income taxes	189	212
Prepaid expenses and other current assets	287	401
Total current assets	6,969	8,076

Net plant and equipment	1,601	1,686
Goodwill	4,470	4,667
Intangible assets	1,618	1,799
Deferred income taxes	286	301
Other assets	1,160	1,149
	$16,104	$17,678

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$812	$1,476
Accounts payable	498	512
Accrued expenses	1,137	1,287
Cash dividends payable	200	186
Income taxes payable	71	64
Deferred income taxes	6	8
Total current liabilities	2,724	3,533

Noncurrent Liabilities:
Long-term debt	7,000	5,981
Deferred income taxes	342	338
Other liabilities	948	1,002
Total noncurrent liabilities	8,290	7,321

Stockholders’ Equity:
Common stock	6	6
Additional paid-in-capital	1,124	1,096
Income reinvested in the business	18,066	17,173
Common stock held in treasury	(12,740)	(10,798)
Accumulated other comprehensive income (loss)	(1,370)	(658)
Noncontrolling interest	4	5
Total stockholders’ equity	5,090	6,824
	$16,104	$17,678

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
In millions	September 30,
	2015	2014
Cash Provided by (Used for) Operating Activities:
Net income	$1,449	$2,496
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	180	202
Amortization and impairment of goodwill and other intangible assets	176	185
Change in deferred income taxes	(35)	9
Provision for uncollectible accounts	6	7
(Income) loss from investments	(1)	(7)
(Gain) loss on sale of plant and equipment	1	2
(Gain) loss on discontinued operations	—	(1,719)
(Gain) loss on sale of operations and affiliates	(16)	7
Stock-based compensation expense	33	30
Other non-cash items, net	4	8
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(157)	(239)
Inventories	(32)	(62)
Prepaid expenses and other assets	25	(43)
Increase (decrease) in-
Accounts payable	13	24
Accrued expenses and other liabilities	(88)	66
Income taxes	38	267
Other, net	—	(75)
Net cash provided by (used for) operating activities	1,596	1,158
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(6)	(43)
Additions to plant and equipment	(209)	(272)
Proceeds from investments	17	23
Proceeds from sale of plant and equipment	19	21
Net proceeds from sales of discontinued operations	—	3,191
Proceeds from sales of operations and affiliates	29	13
Other, net	(3)	15
Net cash provided by (used for) investing activities	(153)	2,948
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(542)	(521)
Issuance of common stock	48	93
Repurchases of common stock	(2,002)	(3,516)
Net proceeds from (repayments of) debt with original maturities of three months or less	(662)	(1,172)
Proceeds from debt with original maturities of more than three months	1,098	3,329
Repayments of debt with original maturities of more than three months	(1)	(801)
Excess tax benefits from stock-based compensation	18	22
Other, net	(11)	(13)
Net cash provided by (used for) financing activities	(2,054)	(2,579)
Effect of Exchange Rate Changes on Cash and Equivalents	(378)	(325)
Cash and Equivalents:
Increase (decrease) during the period	(989)	1,202
Beginning of period	3,990	3,618
End of period	$3,001	$4,820
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$178	$166
Cash Paid During the Period for Income Taxes, Net of Refunds	$585	$1,093

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

As of the second quarter of 2014, the Company had completed the divestiture of all of the businesses previously reported as discontinued operations.

Results of the discontinued operations for the three and nine months ended September 30, 2014 were as follows:

In millions	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Operating revenue	$—	$798

Income before income taxes	$10	$1,806
Income tax expense	14	(739)
Income from discontinued operations	$24	$1,067

Income before income taxes from discontinued operations was income of $1.8 billion for the nine months ended September 30, 2014. The income in the first nine months of 2014 included the pre-tax gain of $1.7 billion ($1.1 billion after tax) on the sale of the Industrial Packaging business recorded in the second quarter of 2014. Income tax expense in the first nine months of 2014 included $175 million of U.S. income tax expense related to the repatriation of approximately $1.3 billion of international proceeds from the sale of the Industrial Packaging business.

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

(4)    Inventories

Inventories as of September 30, 2015 and December 31, 2014 were as follows:

In millions	September 30, 2015	December 31, 2014
Raw material	$446	$458
Work-in-process	145	133
Finished goods	650	677
LIFO reserve	(88)	(88)
Total inventories	$1,153	$1,180

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

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2015 and 2014, which resulted in no goodwill impairment charges and indefinite-lived intangible asset impairment charges of $2 million and $3 million, respectively. The charge in the third quarter of 2015 related to a brand in the Polymers & Fluids segment. The charges in the third quarter of 2014 related to certain brands in the Polymers & Fluids and Test & Measurement and Electronics segments.

A summary of indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges included in the statement of income in the third quarter of 2015 and 2014 was as follows:

In millions	Book Value	Fair Value	Total Impairment Charges
2015	$26	$24	$2
2014	11	8	3

(6)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs related to both continuing and discontinued operations for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
In millions	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$18	$20	$3	$3	$54	$60	$8	$8
Interest cost	23	26	6	5	69	78	18	17
Expected return on plan assets	(38)	(40)	(7)	(7)	(114)	(119)	(19)	(19)
Amortization of actuarial (gain) loss	15	12	—	—	45	36	—	(3)
Amortization of prior service cost	—	—	—	1	—	—	—	1
Settlement/curtailment (gain) loss	—	—	—	—	—	2	—	(9)
Net periodic benefit (income) cost	$18	$18	$2	$2	$54	$57	$7	$(5)
Amounts were included in the statement of income as follows:
Continuing operations	$18	$18	$2	$2	$54	$52	$7	$4
Discontinued operations	—	—	—	—	—	5	—	(9)
Net periodic benefit (income) cost	$18	$18	$2	$2	$54	$57	$7	$(5)

The Company recognized a $9 million curtailment gain on the U.S. primary postretirement plan in the second quarter of 2014 related to the Company's sale of the Industrial Packaging business. This curtailment charge was included in Income from Discontinued Operations.

The Company expects to contribute approximately $100 million to its pension plans and $5 million to its other postretirement plans in 2015. As of September 30, 2015, contributions of $93 million to pension plans and $4 million to other postretirement plans have been made.

(7)    Debt

Short-term debt as of September 30, 2015 and December 31, 2014 included commercial paper of $784 million and $1.4 billion, respectively.

In May 2015, the Company issued €500 million of 1.25% Euro notes due May 22, 2023 at 99.239% of face value and €500 million of 2.125% Euro notes due May 22, 2030 at 99.303% of face value. Net proceeds from the May 2015 debt issuances were used to repay commercial paper and for general corporate purposes. The Company designated the €1.0 billion of Euro notes as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). Refer to the Accumulated other comprehensive income (loss) note for additional information regarding the net investment hedge.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2015 and December 31, 2014 were as follows:

In millions	September 30, 2015	December 31, 2014
Fair value	$7,252	$6,431
Carrying value	7,002	5,982

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs which included market rates for comparable instruments for the respective periods.

(8)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
In millions	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$(1,046)	$359	$(658)	$384

Foreign currency translation adjustments during the period	(337)	(514)	(711)	(404)
Foreign currency translation adjustments reclassified to income	—	(1)	—	(133)
Income taxes	2	—	(32)	—
Total foreign currency translation adjustments	(335)	(515)	(743)	(537)

Pension and other postretirement benefit adjustments during the period	1	(2)	(1)	(43)
Pension and other postretirement benefit adjustments reclassified to income	15	13	45	42
Income taxes	(5)	(3)	(13)	6
Total pension and other postretirement benefit adjustments	11	8	31	5

Ending balance	$(1,370)	$(148)	$(1,370)	$(148)

Foreign currency translation adjustments reclassified to income are primarily related to the disposal of certain discontinued operations. Pension and other postretirement benefit adjustments reclassified to income primarily relate to the amortization of actuarial (gain) loss and prior service cost, and recognition of deferred actuarial losses related to plan settlements in net periodic benefit cost. In the second quarter of 2014, $6 million of deferred actuarial losses were reclassified to income related to the disposal of certain discontinued operations. Refer to the Pension and Other Postretirement Benefits and the Discontinued Operations notes for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the Euro notes were $1.1 billion and $1.1 billion, respectively, as of September 30, 2015. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The unrealized gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $244 million and $158 million as of September 30, 2015 and December 31, 2014, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of September 30, 2015 and 2014 consisted of cumulative translation adjustment expense of $1.0 billion and income of $137 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $362 million and $285 million, respectively.

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

ENTERPRISE STRATEGY

In 2012, the Company embarked on a five-year Enterprise Strategy with the objective of positioning the Company to generate the maximum yield from the compelling performance potential that resides within the ITW Business Model. By doing so, the Company expects to generate solid growth with best-in-class margins and after-tax return on invested capital for the Company and sustainable long-term value creation for shareholders. With this objective in mind, the Company is committed to achieving the following performance goals by the end of 2017:

•	Organic Growth: 200 basis points above global GDP

•	Operating Margin: Approximately 23 percent

•	After-Tax ROIC: 20+ percent

•	Free Cash Flow: 100 percent of net income

The Company has made significant progress toward these goals. The Enterprise Initiatives have helped build a foundation from which the Company is pivoting to a heightened focus on organic revenue growth. Since 2012, the Company has seen both operating margins and after-tax ROIC increase by more than 500 basis points, with operating margin of 22.7 percent and after-tax ROIC of 21.5 percent in the third quarter of 2015.

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

The focus of the portfolio repositioning efforts has now shifted from divestitures to significant efforts inside the Company's businesses to exit slower-growth product lines so that they can concentrate their efforts and resources on taking full advantage of their most compelling organic growth opportunities. Product line simplification (PLS) focuses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. In the short-term, PLS may result in a decrease in revenue and overhead costs while improving operating margin. Over the long-term, product line simplification is expected to result in growth in revenue, profitability and returns. PLS activities have resulted in approximately 100 basis points of organic revenue headwind in 2014 and 2015, as the Company strategically exits certain products and customer relationships. The impact of PLS is expected to moderate beginning in 2016.

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

•
Product line simplification (PLS) - focuses businesses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines; in the short-term, PLS may result in a decrease in revenue and overhead costs while improving operating margin. In the long-term, PLS is expected to result in growth in revenue, profitability, and returns.

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

CONSOLIDATED RESULTS OF OPERATIONS

In the third quarter and year-to-date periods, the Company delivered solid financial results primarily attributable to the continued successful execution of enterprise initiatives despite a challenging combination of foreign currency translation headwinds and decelerating end market conditions.

The Company’s consolidated results of operations for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,354	$3,692	(9.2)%	(1.7)%	(0.2)%	—%	(7.3)%	(9.2)%
Operating income	$761	$772	(1.4)%	4.1%	(0.4)%	2.5%	(7.6)%	(1.4)%
Operating margin %	22.7%	20.9%	180 bps	120 bps	(10) bps	70 bps	—	180 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$10,130	$10,980	(7.7)%	(0.3)%	(0.3)%	—%	(7.1)%	(7.7)%
Operating income	$2,188	$2,202	(0.7)%	6.3%	(0.3)%	1.1%	(7.8)%	(0.7)%
Operating margin %	21.6%	20.1%	150 bps	130 bps	—	20 bps	—	150 bps

•	Organic revenue decreased 1.7% and 0.3% in the third quarter and year-to-date periods, respectively.

◦
Automotive OEM, Food Equipment and Construction Products had solid worldwide organic revenue growth primarily due to product innovation, penetration gains and higher market demand. Organic revenue declined in the Welding and Test & Measurement and Electronics segments primarily as a result of the impact of a challenging capital spending environment and lower demand in the oil and gas end markets.

◦
PLS activities associated with the portfolio management component of the Company's Enterprise Strategy reduced organic revenue growth by approximately one percentage point in both the third quarter and year-to-date periods.

◦
North American organic revenue decreased 1.5% and 0.1% in the third quarter and year-to-date periods, respectively, as a decline in the Welding and Test & Measurement and Electronics segments was offset by growth in the Automotive OEM, Food Equipment and Construction Products segments.

◦
Europe, Middle East and Africa organic revenue decreased 0.7% in the third quarter and increased 0.9% in the year-to-date period. In both periods, a decline in the Polymers & Fluids, Test & Measurement and Electronics, Welding and Specialty Products segments was offset by double-digit growth in the Automotive OEM segment.

◦
Asia Pacific organic revenue decreased 4.1% and 1.9% in the third quarter and year-to-date periods, respectively, primarily due to a decline in the Welding and Test & Measurement and Electronics segments, partially offset by growth in the Construction Products segment.

•
Operating revenue decreased in the third quarter and year-to-date periods primarily due to the unfavorable effect of foreign currency translation as the U.S. dollar strengthened against most major currencies. In the year-to-date period, operating revenue declined $850 million while operating income was essentially flat.

•
Operating margin of 22.7% and 21.6% in the third quarter and year-to-date periods increased 180 and 150 basis points, respectively, versus the prior year. The primary driver of the operating margin improvement was the benefit of the Company's enterprise initiatives related to strategic sourcing and business structure simplification that contributed 110 basis points in each respective period. Lower restructuring expenses contributed 70 and 20 basis points of margin expansion in the third quarter and year-to-date periods, respectively. Favorable price/cost of 20 basis points in both comparable periods was offset by negative operating leverage of 40 and 20 basis points in the third quarter and year-to-date periods, respectively.

•
Diluted earnings per share (EPS) from continuing operations of $1.39 for the third quarter increased 8.6%. The unfavorable effect of foreign currency translation decreased third quarter EPS by approximately $0.12 per diluted share, or 9%. In the year-to-date period, EPS from continuing operations of $3.90 increased 11.7%. The unfavorable effect of currency translation decreased year-to-date EPS by approximately $0.33 per diluted share, or 10%.

•
The Company repurchased approximately 2.6 million and 21.0 million shares of its common stock in the third quarter and year-to-date periods, respectively, for approximately $216 million and $2.0 billion, respectively.

•	Free cash flow was $644 million, or 126% of net income, for the third quarter. In the year-to-date period, free cash flow was $1.4 billion, or 96% of net income.

•
The Company increased the quarterly dividend by 13.4% in the third quarter of 2015. Total cash dividends of $177 million and $542 million were paid in the third quarter and year-to-date periods, respectively.

•	Adjusted return on average invested capital was 21.5% for the third quarter and 20.4% for the year-to-date period, an increase of 140 basis points in each respective period.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2015	2014	2015	2014	2015	2014	2015	2014
Automotive OEM	$612	$631	$156	$148	$1,914	$1,970	$478	$462
Test & Measurement and Electronics	490	586	82	110	1,469	1,663	232	258
Food Equipment	551	575	144	133	1,564	1,623	370	333
Polymers & Fluids	423	490	80	99	1,310	1,475	262	278
Welding	396	459	98	120	1,255	1,392	326	363
Construction Products	409	445	94	84	1,209	1,305	241	226
Specialty Products	479	513	115	109	1,427	1,573	334	348
Intersegment revenues	(6)	(7)	—	—	(18)	(21)	—	—
Unallocated	—	—	(8)	(31)	—	—	(55)	(66)
Total	$3,354	$3,692	$761	$772	$10,130	$10,980	$2,188	$2,202

AUTOMOTIVE OEM

Businesses in this segment produce components and fasteners for automotive-related applications.

In the Automotive OEM segment, products and services include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks, and other industrial uses.

This segment primarily serves the automotive original equipment manufacturers and tiers market.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$612	$631	(3.0)%	5.2%	(0.1)%	—%	(8.1)%	(3.0)%
Operating income	$156	$148	5.3%	12.5%	—%	0.7%	(7.9)%	5.3%
Operating margin %	25.4%	23.4%	200 bps	160 bps	—	20 bps	20 bps	200 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,914	$1,970	(2.8)%	6.0%	(0.3)%	—%	(8.5)%	(2.8)%
Operating income	$478	$462	3.5%	11.8%	(0.1)%	0.4%	(8.6)%	3.5%
Operating margin %	25.0%	23.5%	150 bps	130 bps	10 bps	10 bps	—	150 bps

•
As a result of product innovation and penetration gains, worldwide automotive organic revenue growth of 5.2% and 6.0% for the third quarter and year-to-date periods, respectively, exceeded worldwide auto builds which were flat for the third quarter and grew 1% year-to-date.

◦
European organic revenue growth of 11.8% and 11.6% for the third quarter and year-to-date periods, respectively, exceeded auto builds which grew 5% for the third quarter and 4% in the year-to-date period.

◦
North American organic revenue grew 4.9% in the third quarter, in line with auto builds. Excluding the approximately 300 basis point impact of PLS, North American organic revenue growth would have outperformed auto builds in the third quarter. In the year-to-date period, organic revenue growth of 4.4% exceeded auto build growth of 3%.

◦
Asia Pacific organic revenue declined 6.4% and 0.5% in the third quarter and year-to-date periods, respectively. China organic revenue declined 5.4% in the third quarter, in line with Chinese auto builds. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 15% in the third quarter. In the year-to-date period, China organic revenue growth of 5.5% exceeded Chinese auto build growth of 2%.

•	Operating revenue decreased in the third quarter and year-to-date periods primarily due to the unfavorable effect of currency translation, partially offset by organic revenue growth.

•
Operating margin was 25.4% and 25.0% in the third quarter and year-to-date periods, respectively. The increase of 200 and 150 basis points in the third quarter and year-to-date periods, respectively, was primarily driven by the positive operating leverage of 80 and 90 basis points in each respective period, the net benefits from the Company's enterprise initiatives and cost management, and lower restructuring expenses.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Exchange	Total
Operating revenue	$490	$586	(16.4)%	(11.3)%	—%	—%	(5.1)%	(16.4)%
Operating income	$82	$110	(25.9)%	(20.5)%	(2.4)%	1.5%	(4.5)%	(25.9)%
Operating margin %	16.6%	18.7%	(210) bps	(200) bps	(50) bps	40 bps	—	(210) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Exchange	Total
Operating revenue	$1,469	$1,663	(11.6)%	(5.9)%	—%	—%	(5.7)%	(11.6)%
Operating income	$232	$258	(10.0)%	(5.8)%	1.3%	0.6%	(6.1)%	(10.0)%
Operating margin %	15.8%	15.5%	30 bps	—	20 bps	10 bps	—	30 bps

•	Organic revenue, which had a challenging comparable in the prior year third quarter, decreased 11.3% and 5.9% for the third quarter and year-to-date periods, respectively.

◦
Organic revenue for the worldwide test and measurement businesses decreased 11.4% and 6.7% for the third quarter and year-to-date periods, respectively, primarily due to the impact of a weak capital spending environment.

◦	Worldwide electronics organic revenue declined 11.2% and 4.9% for the third quarter and year-to-date periods, respectively, primarily due to weaker demand in the electronic assembly businesses.

•	Operating revenue decreased in the third quarter and year-to-date periods due to the decrease in organic revenue and the unfavorable effect of currency translation.

•
Operating margin was 16.6% in the third quarter, a decrease of 210 basis points. Negative operating leverage of 350 basis points and higher restructuring expenses were partially offset by the net benefits resulting from the Company's enterprise initiatives and cost management of 130 basis points and favorable price/cost of 20 basis points. In addition, the prior year was negatively impacted by an intangible asset impairment charge. See the Goodwill and Intangible Assets note in Item 1 - Financial Statements for further discussion of the Company's annual impairment assessment.

•
In the year-to-date period, operating margin increased 30 basis points to 15.8% primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 180 basis points, lower restructuring expenses and favorable price/cost of 20 basis points, partially offset by negative operating leverage of 200 basis points.

FOOD EQUIPMENT

Businesses in this segment produce commercial food equipment and related service.

In the Food Equipment segment, products and services include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

This segment primarily serves the food institutional/restaurant, food service and food retail markets.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$551	$575	(4.2)%	3.1%	—%	—%	(7.3)%	(4.2)%
Operating income	$144	$133	9.0%	14.9%	—%	1.6%	(7.5)%	9.0%
Operating margin %	26.3%	23.1%	320 bps	260 bps	—	60 bps	—	320 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,564	$1,623	(3.7)%	3.7%	—%	—%	(7.4)%	(3.7)%
Operating income	$370	$333	11.4%	18.7%	—%	0.7%	(8.0)%	11.4%
Operating margin %	23.7%	20.5%	320 bps	290 bps	—	30 bps	—	320 bps

•	Organic revenue increased 3.1% and 3.7% for the third quarter and year-to-date periods, respectively.

◦
North American organic revenue increased 6.4% and 6.9% for the third quarter and year-to-date periods, respectively. North American equipment revenue increased 8.3% and 8.8% in the third quarter and year-to-date periods, respectively, primarily due to product innovation and improved market penetration in the warewash and refrigeration businesses. Service revenue in North America increased 3.6% and 4.1% in the third quarter and year-to-date periods, respectively.

◦
International organic revenue decreased 0.4% in the third quarter and increased 0.4% in the year-to-date period. International equipment organic revenue, which had a more challenging comparable in the prior year third quarter, decreased 1.1% in the third quarter and 0.2% year-to-date. International service organic revenue increased 1.0% and 1.6% in the third quarter and year-to-date periods, respectively.

•	Operating revenue decreased in the third quarter and year-to-date periods as the unfavorable effect of currency translation was partially offset by an increase in organic revenue growth.

•
Operating margin in the third quarter was 26.3%. The 320 basis point improvement was driven by the net benefits of the Company's enterprise initiatives and cost management of 160 basis points, positive operating leverage of 70 basis points, lower restructuring expenses and favorable price/cost of 30 basis points.

•
In the year-to-date period, operating margin increased 320 basis points to 23.7%. Operating margin improved due to the net benefits of the Company's enterprise initiatives and cost management of 160 basis points, positive operating leverage of 100 basis points, lower restructuring expenses and favorable price/cost of 30 basis points.

POLYMERS & FLUIDS

Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance.

In the Polymers & Fluids segment, products include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

This segment primarily serves the automotive aftermarket, general industrial, maintenance, repair and operations or “MRO”, and construction markets.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Exchange	Total
Operating revenue	$423	$490	(13.6)%	(3.0)%	(1.5)%	—%	—%	(9.1)%	(13.6)%
Operating income	$80	$99	(18.9)%	(9.2)%	(3.2)%	1.8%	(1.4)%	(6.9)%	(18.9)%
Operating margin %	19.0%	20.2%	(120) bps	(130) bps	(40) bps	40 bps	(30) bps	40 bps	(120) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Exchange	Total
Operating revenue	$1,310	$1,475	(11.2)%	(1.7)%	(1.1)%	—%	—%	(8.4)%	(11.2)%
Operating income	$262	$278	(5.8)%	1.6%	(2.4)%	3.1%	(0.5)%	(7.6)%	(5.8)%
Operating margin %	20.0%	18.8%	120 bps	70 bps	(30) bps	60 bps	(10) bps	30 bps	120 bps

•
Organic revenue declined in the third quarter and year-to-date periods primarily due to lower demand in the European offshore wind business and weakness in industrial MRO, partially offset by product innovation.

◦
Organic revenue for the worldwide polymers businesses decreased 7.6% and 2.6% in the third quarter and year-to-date periods, respectively, primarily driven by revenue declines in Europe. Worldwide fluids businesses decreased 4.2% and 3.9% in the third quarter and year-to-date periods, respectively, primarily driven by a decline in Europe and North America. Organic revenue for the worldwide automotive aftermarket businesses increased 1.6% and 0.6% in the third quarter and year-to-date periods, respectively, primarily due to product innovation.

•	Operating revenue decreased in the third quarter and year-to-date periods primarily due to the unfavorable effect of currency translation and the decrease in organic revenue.

•
Operating margin in the third quarter was 19.0%. The 120 basis points decline was primarily driven by negative operating leverage of 80 basis points and lower variable margins due to product mix. Lower restructuring expenses were partially offset by the unfavorable impact of intangible asset impairment. See the Goodwill and Intangible Assets note in Item 1 - Financial Statements for further discussion of the Company's annual impairment assessment.

•
In the year-to-date period, operating margin increased 120 basis points to 20.0% primarily due to changes in variable margins and overhead costs of 100 basis points, driven by the net benefits of the Company's enterprise initiatives and cost management. Lower restructuring expenses and the impact of currency translation were partially offset by negative operating leverage of 30 basis points.

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

The results of operations for the Welding segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$396	$459	(13.7)%	(10.3)%	(0.1)%	—%	(3.3)%	(13.7)%
Operating income	$98	$120	(18.4)%	(17.2)%	(0.1)%	0.4%	(1.5)%	(18.4)%
Operating margin %	24.8%	26.2%	(140) bps	(200) bps	—	10 bps	50 bps	(140) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,255	$1,392	(9.9)%	(6.5)%	(0.1)%	—%	(3.3)%	(9.9)%
Operating income	$326	$363	(10.2)%	(9.2)%	—%	0.7%	(1.7)%	(10.2)%
Operating margin %	26.0%	26.1%	(10) bps	(80) bps	—	20 bps	50 bps	(10) bps

•
Worldwide organic revenue decreased in the third quarter and year-to-date periods due to lower demand in the oil and gas end markets, the impact of a soft capital spending environment and continued PLS.

◦	North American organic revenue declined 8.2% and 4.2% for the third quarter and year-to-date periods, respectively, primarily due to decreases across the oil and gas and industrial end markets.

◦
International organic revenue decreased 16.7% and 12.8% for the third quarter and year-to-date periods, respectively, primarily due to weak oil and gas end markets in Asia Pacific and Brazil and PLS in Europe.

•	Operating revenue decreased in the third quarter and year-to-date periods primarily due to the decrease in organic revenue and the unfavorable effect of currency translation.

•
Operating margin in the third quarter of 2015 was 24.8%. The decline of 140 basis points was primarily due to negative operating leverage of 180 basis points and slightly lower variable margins due to product mix, partially offset by the impact of currency translation.

•
In the year-to-date period, operating margin was 26.0%. The 10 basis point decline was primarily due to negative operating leverage of 120 basis points, partially offset by the impact of currency translation, favorable price/cost of 40 basis points and lower restructuring expenses.

CONSTRUCTION PRODUCTS

Businesses in this segment produce construction fastening systems and truss products.

In the Construction Products segment, products include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

This segment primarily serves the residential construction, renovation construction, and commercial construction markets.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$409	$445	(8.1)%	3.7%	—%	—%	(11.8)%	(8.1)%
Operating income	$94	$84	11.9%	13.5%	—%	11.5%	(13.1)%	11.9%
Operating margin %	23.1%	18.9%	420 bps	180 bps	—	240 bps	—	420 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,209	$1,305	(7.4)%	4.0%	(0.6)%	—%	(10.8)%	(7.4)%
Operating income	$241	$226	6.3%	16.7%	(0.3)%	1.6%	(11.7)%	6.3%
Operating margin %	19.9%	17.4%	250 bps	210 bps	10 bps	30 bps	—	250 bps

•	Organic revenue increased 3.7% and 4.0% for the third quarter and year-to-date periods, respectively.

◦
North American organic revenue increased 6.8% and 9.0% for the third quarter and year-to-date periods, respectively, primarily due to an increase in demand in the renovation/remodel and commercial end markets.

◦
International organic revenue increased 1.7% and 1.2% in the third quarter and year-to-date periods, respectively. Asia Pacific organic revenue increased 5.0% and 3.1% for the third quarter and year-to-date periods, respectively, primarily due to growth in Australia and New Zealand. European organic revenue decreased 1.8% and 0.5% for the third quarter and year-to-date periods, respectively, primarily due to ongoing PLS activities.

•	Operating revenue decreased in the third quarter and year-to-date periods primarily due to the unfavorable effect of currency translation, partially offset by organic revenue growth.

•
Operating margin in the third quarter of 23.1% improved 420 basis points. The improvement was primarily driven by lower restructuring expenses, positive operating leverage of 100 basis points and the net benefits of the Company's enterprise initiatives and cost management of 90 basis points, partially offset by unfavorable price/cost of 10 basis points.

•
In the year-to-date period, operating margin improved 250 basis points to 19.9% primarily due to the net benefits of the Company's enterprise initiatives and cost management of 140 basis points, positive operating leverage of 90 basis points and lower restructuring expenses, partially offset by unfavorable price/cost of 20 basis points.

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

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$479	$513	(6.5)%	(0.1)%	—%	—%	(6.4)%	(6.5)%
Operating income	$115	$109	5.5%	7.3%	—%	5.6%	(7.4)%	5.5%
Operating margin %	24.0%	21.3%	270 bps	150 bps	—	120 bps	—	270 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,427	$1,573	(9.2)%	(3.1)%	—%	—%	(6.1)%	(9.2)%
Operating income	$334	$348	(4.3)%	1.6%	—%	0.7%	(6.6)%	(4.3)%
Operating margin %	23.4%	22.2%	120 bps	100 bps	—	20 bps	—	120 bps

•	Organic revenue was flat in the third quarter and decreased 3.1% in the year-to-date period.

◦	For both periods, strength in the consumer packaging businesses was offset by the impact of a challenging capital spending environment and ongoing PLS activities.

◦
North American organic revenue was flat in the third quarter and declined 4.0% year-to-date. International organic revenue decreased 0.5% and 1.6% in the third quarter and year-to-date periods, respectively.

•	Operating revenue decreased in the third quarter and year-to-date periods due to the unfavorable effect of currency translation and the decrease in organic revenue.

•
Operating margin in the third quarter was 24.0%. The increase of 270 basis points was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 120 basis points, favorable price/cost of 40 basis points and lower restructuring expenses.

•
In the year-to-date period, operating margin improved 120 basis points to 23.4% primarily due to the net benefits of the Company's enterprise initiatives and cost management of 130 basis points, favorable price/cost of 40 basis points and lower restructuring expenses, partially offset by negative operating leverage of 70 basis points.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense of $59 million and $168 million for the third quarter and year-to-date periods, respectively, decreased over the prior year due to 2014 and 2015 debt issuances at lower interest rates compared to prior debt obligations.

•
Other income (expense) was income of $23 million for the third quarter compared to income of $20 million in the prior year. Year-to-date, other income (expense) was income of $65 million, an increase of $29 million, which included a $15 million gain on the sale of a business in the first quarter of 2015.

•	The effective tax rate for the year-to-date period in 2015 was 30.5% compared to 30.0% in 2014.

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

In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs will be presented as a reduction of the carrying amount of the debt liability. The guidance is effective for the Company beginning January 1, 2016 and will be applied retrospectively for all periods presented. As of September 30, 2015, the Company had $43 million of deferred debt issuance costs. The Company does not expect adoption of this guidance to have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flows and short-term credit facilities. In addition, the Company had $3.0 billion of cash on hand at September 30, 2015 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	investment in existing businesses to fund internal growth;

•	payment of an attractive dividend to shareholders;

•	share repurchases; and

•	acquisitions.

The Company believes that, based on its revenues, operating margin, current free cash flow, and credit ratings, it could readily obtain additional financing if necessary.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies.

Summarized cash flow information for the third quarter and year-to-date periods of 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
In millions	September 30,		September 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$706	$271	$1,596	$1,158
Additions to plant and equipment	(62)	(126)	(209)	(272)
Free cash flow	$644	$145	$1,387	$886

Cash dividends paid	$(177)	$(166)	$(542)	$(521)
Repurchases of common stock	(216)	(611)	(2,002)	(3,516)
Acquisitions of businesses (excluding cash and equivalents) and additional interest in affiliates	—	(37)	(6)	(43)
Net proceeds from (repayment of) debt	(7)	508	435	1,356
Net proceeds from sale of discontinued operations	—	14	—	3,191
Other	75	37	117	174
Effect of exchange rate changes on cash and equivalents	(176)	(367)	(378)	(325)
Net increase (decrease) in cash and equivalents	$143	$(477)	$(989)	$1,202

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

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 1.6 million shares of its common stock at an average price of $97.19 in the first quarter of 2015, approximately 1.9 million shares of its common stock at an average price of $97.19 in the second quarter of 2015, and approximately 2.6 million shares of its common stock at an average price of $84.45 in the third quarter of 2015. As of September 30, 2015, there were approximately $5.4 billion of authorized repurchases remaining under the 2015 Program.

Adjusted Return on Average Invested Capital

The Company uses adjusted return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. Adjusted ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's net investment in the former Industrial Packaging segment and the equity investment in the Wilsonart business (formerly the Decorative Surfaces segment). Average invested capital is calculated using balances at the start of the period and at the end of each quarter.

Adjusted ROIC for the third quarter and year-to-date periods of 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
Dollars in millions	September 30,		September 30,
	2015	2014	2015	2014
Operating income	$761	$772	$2,188	$2,202
Tax rate	29.6%	30.0%	30.5%	30.0%
Income taxes	(225)	(232)	(668)	(661)
Operating income after taxes	$536	$540	$1,520	$1,541

Invested capital
Trade receivables	$2,339	$2,519	$2,339	$2,519
Inventories	1,153	1,265	1,153	1,265
Net plant and equipment	1,601	1,693	1,601	1,693
Goodwill and intangible assets	6,088	6,596	6,088	6,596
Accounts payable and accrued expenses	(1,635)	(1,901)	(1,635)	(1,901)
Other, net	355	339	355	339
Total invested capital	$9,901	$10,511	$9,901	$10,511

Average invested capital	$10,080	$10,432	$10,079	$11,489
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	(121)	(155)	(126)	(158)
Adjustment for Industrial Packaging	—	461	—	(529)
Adjusted average invested capital	$9,959	$10,738	$9,953	$10,802
Annualized adjusted return on average invested capital	21.5%	20.1%	20.4%	19.0%

The annualized adjusted ROIC increase of 140 basis points for the quarter ended September 30, 2015 compared to 2014 was primarily the result of a 7.3% decrease in adjusted average invested capital. Additionally, the annualized adjusted ROIC increase of 140 basis points for the year-to-date period ended September 30, 2015 compared to 2014 was primarily the result of a 7.9% decrease in adjusted average invested capital.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2015 and December 31, 2014 is summarized as follows:

Dollars in millions	September 30, 2015	December 31, 2014	Increase/ (Decrease)
Current assets:
Cash and equivalents	$3,001	$3,990	$(989)
Trade receivables	2,339	2,293	46
Inventories	1,153	1,180	(27)
Other	476	613	(137)
	6,969	8,076	(1,107)
Current liabilities:
Short-term debt	812	1,476	(664)
Accounts payable and accrued expenses	1,635	1,799	(164)
Other	277	258	19
	2,724	3,533	(809)
Net working capital	$4,245	$4,543	$(298)

The decrease in net working capital as of September 30, 2015 was primarily driven by lower cash and equivalents, which were used to fund share repurchases and lower short-term debt resulting from repayments of commercial paper.

Cash and equivalents totaled approximately $3.0 billion as of September 30, 2015 and $4.0 billion as of December 31, 2014, primarily all of which was held by international subsidiaries. The reduction in cash on hand was primarily driven by the share repurchases discussed above. Cash and cash equivalents held internationally may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of September 30, 2015 and December 31, 2014 was as follows:

In millions	September 30, 2015	December 31, 2014
Short-term debt	$812	$1,476
Long-term debt	7,000	5,981
Total debt	$7,812	$7,457

Short-term debt as of September 30, 2015 and December 31, 2014 included commercial paper of $784 million and $1.4 billion, respectively.

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

Total debt to EBITDA for the trailing twelve month periods ended September 30, 2015 and December 31, 2014 was as follows:

Dollars in millions	September 30, 2015	December 31, 2014
Total debt	$7,812	$7,457

Income from continuing operations	$1,910	$1,890
Add:
Interest expense	222	250
Other income	(90)	(61)
Income taxes	832	809
Depreciation	244	262
Amortization and impairment of goodwill and other intangible assets	236	245
EBITDA	$3,354	$3,395
Total debt to EBITDA ratio	2.3	2.2

Stockholders’ Equity

The changes to stockholders’ equity during 2015 were as follows:

In millions

Total stockholders’ equity, December 31, 2014	$6,824
Net income	1,449
Cash dividends declared	(556)
Repurchases of common stock	(2,002)
Stock option and restricted stock activity	88
Foreign currency translation adjustments, net of tax	(743)
Other	30
Total stockholders’ equity, September 30, 2015	$5,090

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the Company's Enterprise Strategy and its ability to manage its strategic business initiatives and the timing and amount of benefits therefrom, the adequacy of internally generated funds and credit facilities, the ability to fund debt service obligations, the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, (3) the timing and amount of benefits from the Company’s 2013 - 2017 enterprise initiatives and their impact on organic revenue growth, (4) market conditions and availability of financing to fund the Company's share repurchases, (5) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (6) the unfavorable impact of foreign currency fluctuations, (7) a delay in, or reduction in, introducing new products into the Company’s product lines or failure to protect the Company's intellectual property, (8) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company’s profitability and return on invested capital, (10) increases in funding costs or decreases in credit availability due to market conditions or changes to the Company's credit ratings, (11) raw material price increases and supply shortages, (12) unfavorable tax law changes and tax authority rulings, (13) financial market risks to the Company’s obligations under its defined benefit pension plans, (14) potential adverse outcomes in legal proceedings, and (15) negative effects of service interruptions, data corruption, cyber-based attacks or network security breaches. A more detailed description of these risks is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and updated in Part II - Other Information - Item 1A - Risk Factors below. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2015. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2015 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Company's Board of Directors authorized a stock repurchase program which provided for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). As of September 30, 2015, there were no authorized repurchases remaining under the 2013 Program.

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of September 30, 2015, there were approximately $5.4 billion of authorized repurchases remaining under the 2015 Program.

Share repurchase activity under the Company's share buyback programs for the third quarter of 2015 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
July 2015	—	$—	—	$5,662
August 2015	2.4	$84.60	2.4	$5,461
September 2015	0.2	$82.48	0.2	$5,446
Total	2.6		2.6

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 29, 2015	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)