Form 10-K
period 2015-12-31
ILLINOIS TOOL WORKS INC
filed 2016-02-12
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 1-4797
ILLINOIS TOOL WORKS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-1258310
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 Harlem Avenue, Glenview, Illinois	60025
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 724-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange
1.75% Euro Notes due 2022	New York Stock Exchange
1.25% Euro Notes due 2023	New York Stock Exchange
2.125% Euro Notes due 2030	New York Stock Exchange
3.00% Euro Notes due 2034	New York Stock Exchange
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
Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $26.7 billion based on the New York Stock Exchange closing sales price as of June 30, 2015.
Shares of Common Stock outstanding at January 31, 2016: 363,766,897.
Documents Incorporated by Reference

Portions of the 2016 Proxy Statement for Annual Meeting of Stockholders to be held on May 6, 2016.	Part III

PART I

ITEM 1. Business

General

Illinois Tool Works Inc. (the "Company" or "ITW") was founded in 1912 and incorporated in 1915. The Company's ticker symbol is ITW. The Company is a global manufacturer of a diversified range of industrial products and equipment with 84 divisions in 57 countries. As of December 31, 2015, the Company employed approximately 48,000 persons.

The Company's operations are organized and managed based on similar product offerings and similar end markets, and are reported to senior management as the following seven segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products. The following is a description of the Company's seven segments:

Automotive OEM: This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

Test & Measurement and Electronics: This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

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

Food Equipment: This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food institutional/restaurant, food service and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

Polymers & Fluids: This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO, and construction markets. Products in this segment include:

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

Welding: This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, MRO, construction, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

Construction Products: This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel construction and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

Specialty Products: This segment is focused on diversified niche market opportunities that deliver strong operating results with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

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

The ITW Business Model

The powerful and highly differentiated ITW Business Model is the Company’s core source of value creation. This business model is the Company’s competitive advantage and defines how ITW creates value for its shareholders and comprises three unique elements:

•
ITW’s 80/20 management process is the operating system that is applied in every ITW business. Initially introduced as a manufacturing efficiency tool in the 1980’s, ITW has continually refined, improved and expanded 80/20 into a proprietary, holistic business management process that generates significant value for the Company. Through the application of data-driven insights generated by 80/20 practice, ITW focuses on its largest and best opportunities (the “80”) and eliminates complexity associated with the less profitable opportunities (the “20”). 80/20 enables ITW businesses to consistently deliver world-class operational excellence in regards to product availability, quality, and innovation, while generating superior financial performance;

•
Customer-back innovation has fueled decades of profitable growth at ITW. The Company’s unique innovation approach is built on the insight gathered from the 80/20 management process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their “80” customers. ITW’s innovation efforts are focused on understanding customer needs, particularly those in “80” markets with solid long-term growth fundamentals, and then creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of more than 16,000 granted and pending patents;

•
ITW’s decentralized, entrepreneurial culture allows ITW businesses to be fast, focused, and responsive. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their customers. ITW colleagues are clear about what is expected of them with regard to ITW’s business model, strategy, and values. This leads to a focused and simple organizational structure that, combined with outstanding execution, delivers operational excellence adapted to their specific customers and end markets.

Enterprise Strategy

In 2013, ITW began the process of transitioning the Company onto its current strategic path to fully leverage the compelling performance potential of the ITW Business Model. Since then, ITW has made considerable progress, as evidenced by the Company’s strong financial performance over the past three years.

The roots of ITW’s Enterprise Strategy began in 2011-2012, when the Company undertook a complete review of its performance. ITW gathered deep insights from its businesses that were delivering consistent above-market growth with best-in-class margins and returns, and defined a strategy to replicate that performance throughout the Company.

Based on this rigorous and thorough evaluation, ITW determined two paths to deliver world-class financial performance and compelling long-term returns for its shareholders. One, ITW needed to shift the Company's primary growth engine to organic; and two, the Company needed to leverage the ITW Business Model to deliver best-in-class margins and returns.

Shift the Company’s Core Growth Engine to Organic

In order to pivot to fully focus on organic growth, the Company needed to first accomplish several preparatory steps. These key initiatives were a major focus of the Company in 2012-2015, which included portfolio management, business structure simplification and strategic sourcing.

The first step, portfolio management, was to construct and maintain a business portfolio capable of delivering consistent above-market organic growth. As part of this initiative to realign the portfolio, ITW exited businesses that were operating in commoditized market spaces and prioritized sustainable differentiation as a must-have requirement for all ITW businesses. This process included both divesting entire businesses and exiting commoditized product lines and customers inside otherwise highly differentiated ITW divisions.

As a result of this work, ITW’s business portfolio now has significantly higher organic growth potential. ITW segments and divisions now possess attractive and differentiated product lines and end markets as they continue to improve margins and generate price/cost increases. This was achieved through product line simplification which focuses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. Most of this initiative is complete and ITW businesses are demonstrating notably improved financial performance; the Company expects the remaining product line simplification work to largely be accomplished in 2016.

The second step, business structure simplification, was to scale-up ITW’s operating structure to support increased engineering, marketing, and sales resources, and to improve global reach and competitiveness, all of which were critical to ITW’s ability to drive accelerated organic growth. ITW now has 84 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

With the portfolio realignment and scale-up work largely complete, the Company is now able to shift its focus to preparing for, and accelerating, organic growth.

As a third preparatory step, ITW is currently in the process of reapplying 80/20 to optimize its newly scaled-up divisions for growth. This process involves first using 80/20 to build a foundation of operational excellence, and then applying 80/20-driven insights to identify the best opportunities to drive organic growth.

Once the business is operationally excellent and has identified the right growth opportunities, the final step is to accelerate organic growth. The process of preparing for accelerated organic growth generally takes 18 to 24 months.

Based on the financial performance of the divisions that are further along in this process, the Company believes that this framework is capable of delivering above market organic growth in all ITW segments. Many ITW divisions are ready to grow and growing above their respective markets, while the rest of the Company’s divisions are at various phases of preparing to grow. ITW management is fully aligned on this plan and very focused on executing it. By the end of 2016, the Company expects approximately 85 percent of its businesses to be ready to grow.

Leverage the ITW Business Model to Deliver Best-in-Class Margins and Returns

The Company’s work to deliver best-in-class margins and returns is focused on two key areas of ongoing activity. The first is strategic sourcing, where the Company seeks to benefit from its size and scale in procurement processes. Sourcing is now a core strategic and operational capability and this improved competitiveness supports ITW’s organic growth framework. The Company’s 80/20-enabled sourcing organization has delivered an average of 1 percent reduction in spend each year in 2013-2015 and is on track to do the same in 2016 and 2017.

The second element of the margins and returns area of focus is to better leverage the full power of the ITW Business Model through a much more consistent and focused approach to 80/20 best practice implementation across the Company. ITW has clearly defined what excellence in the practice of ITW’s 80/20 management process looks like and the result is significant opportunity to create meaningful incremental improvement in margins and returns as evidenced by the Company’s improvement in both operating margin and after-tax return on invested capital. These 80/20 initiatives can result in restructuring initiatives that reduce costs and improve profitability and returns.

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

Distribution Methods

The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of their products. Backlog by segment as of December 31, 2015 and 2014 was as follows:

In millions	2015	2014
Automotive OEM	$403	$414
Test & Measurement and Electronics	289	301
Food Equipment	203	237
Polymers & Fluids	53	60
Welding	68	84
Construction Products	34	28
Specialty Products	237	263
Total	$1,287	$1,387

Backlog orders scheduled for shipment beyond calendar year 2016 were not material as of December 31, 2015.

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

In virtually all segments, the Company differentiates its businesses from its competitors based on product innovation, product quality, brand preference, service delivery and price. Technical capability is also a competitive factor in most segments. The Company believes that each segment's primary competitive advantages derive from the Company's business model and decentralized operating structure, which creates a strong focus on end markets and customers at the local level, enabling its businesses to respond rapidly to market dynamics. This structure enables the Company's businesses to drive operational excellence utilizing the Company's 80/20 management process and leveraging its product innovation capabilities. The Company also believes that its global footprint is a competitive advantage in many of its markets, especially in its Automotive OEM segment.

Raw Materials

The Company uses raw materials of various types, primarily steel, resins, chemicals and paper, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, and no such problems are currently anticipated.

Research and Development

Developing new and improved products, broadening the application of established products, and continuing efforts to improve and develop new methods, processes and equipment all contribute to the Company's organic growth. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly or improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Research and development expenses were $218 million in 2015, $227 million in 2014 and $240 million in 2013.

Intellectual Property

The Company owns approximately 3,400 unexpired U.S. patents and 7,200 foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,500 applications for patents pending in the U.S. Patent Office and

4,500 applications pending in foreign patent offices. There is no assurance that any of these patents will be issued. The Company maintains a patent group for the administration of patents and processing of patent applications.

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

Employees

The Company employed approximately 48,000 persons as of December 31, 2015 and considers its employee relations to be excellent.

International

The Company's international operations include subsidiaries and joint ventures in 56 foreign countries on six continents. These operations serve such end markets as automotive OEM/tiers, automotive aftermarket, general industrial, commercial food equipment, construction, and others on a worldwide basis. The Company's revenues from sales to customers outside the U.S. were approximately 54% of revenues in 2015 and 57% of revenues in 2014 and 2013.

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

Executive Officers

Executive Officers of the Company as of February 11, 2016 were as follows:

Name	Office	Age
E. Scott Santi	Chairman & Chief Executive Officer	54
John R. Hartnett	Executive Vice President	55
Michael M. Larsen	Senior Vice President & Chief Financial Officer	47
Mary K. Lawler	Senior Vice President & Chief Human Resources Officer	50
Roland M. Martel	Executive Vice President	61
Steven L. Martindale	Executive Vice President	59
Sundaram Nagarajan	Executive Vice President	53
Christopher O’Herlihy	Vice Chairman	52
David C. Parry	Vice Chairman	62
Randall J. Scheuneman	Vice President & Chief Accounting Officer	48
Lei Schlitz	Executive Vice President	49
Juan Valls	Executive Vice President	54
Michael R. Zimmerman	Executive Vice President	55

The executive officers of the Company serve at the discretion of the Board of Directors. Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Unless otherwise stated, employment is by the Company.

Mr. Santi is the Chairman of the Board and Chief Executive Officer of the Company. He was elected Chairman of the Board in 2015 after having served as President and Chief Executive Officer, as well as a director, since November 2012. In October 2012, he was elected President and Chief Operating Officer. Mr. Santi served as Vice Chairman from 2008 to October 2012.

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

Mr. Nagarajan has served in his present position since 2010.

Mr. O’Herlihy was elected Vice Chairman in 2015. Prior to that, he served as Executive Vice President from 2010 to 2015.

Mr. Parry has served in his present position since 2010.

Mr. Scheuneman has served in his present position since 2009.

Ms. Schlitz was elected Executive Vice President in 2015. She joined the Company in 2008 and has held various operational, management and leadership positions of increasing responsibility. Most recently, she served as Group President of the food equipment businesses since 2011.

Mr. Valls has served in his present position since 2007.

Mr. Zimmerman was elected Executive Vice President in 2015. He joined Permatex in 1999, which was acquired by ITW in 2005, and has held various management positions of increasing responsibility. Most recently, he served as Group President of the welding businesses.

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

The timing and amount of benefits from the Company’s enterprise initiatives may not be as expected and the Company's financial results could be adversely impacted.

The Company’s enterprise strategy and associated initiatives include portfolio management, business structure simplification and strategic sourcing. The portfolio management initiative, which included divesting businesses no longer aligned with the Company’s long-term objectives, is essentially complete; however, product line and customer base simplification, which is a core element of the Company’s 80/20 management process, is being reapplied to the Company’s scaled up operating divisions and remains an active element of this initiative. Although these activities are expected to improve future operating margins and organic revenue growth, they are also expected to have a negative impact on the Company’s overall organic revenue growth in the short term. The Company's business structure simplification initiative is also essentially completed, although efforts to realize efficiencies in structure are continuous. In addition, the Company continues to seek to benefit from its size and scale in the procurement process through its strategic sourcing initiatives, and the leveraging of purchasing power across businesses involves some execution risk. Also, as its portfolio and 80/20 management activities have positioned its businesses for profitable growth, the Company has shifted its focus to organic growth and has expressed its belief that organic growth will be 200 basis points above global GDP by the end of 2017. If the Company is unable to achieve the expected benefits from these initiatives or is unable to complete these initiatives without material disruption to its businesses, the timing and amount of benefits from these initiatives may not be as expected and the Company's financial results could be adversely impacted.

The timing and amount of the Company’s share repurchases are subject to a number of uncertainties.

Share repurchases constitute a significant component of the Company’s capital allocation strategy. The Company funds its share repurchases with free cash flow and short-term borrowings. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company's common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash.

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

Although the Company's financial results are reported in U.S. Dollars, a significant portion of its sales and operating costs are realized in other currencies, with the largest concentration of foreign sales occurring in Europe. The Company's profitability is affected by movements of the U.S. Dollar against the Euro and other foreign currencies in which it generates revenues and incurs expenses. Significant long-term fluctuations in relative currency values, and in particular, an increase in the value of the U.S. Dollar against foreign currencies, has had and could have an adverse effect on profitability and financial condition.

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

The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are based on the income and expenses in various tax jurisdictions. The Company's effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws. The amount of income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the Company's Enterprise Strategy and its ability to manage its strategic business initiatives and the timing and amount of benefits therefrom, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Any forward-looking statements made by ITW speak only as of the date on which they are made. ITW is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

ITW practices fair disclosure for all interested parties. Investors should be aware that while ITW regularly communicates with securities analysts and other investment professionals, it is against ITW's policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that ITW agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Due to the Company’s decentralized operating structure, the Company operates out of a number of facilities worldwide, none of which are individually significant to the Company or its segments.

As of December 31, 2015, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number Of Properties
	Owned	Leased	Total
Automotive OEM	53	38	91
Test & Measurement and Electronics	24	73	97
Food Equipment	19	18	37
Polymers & Fluids	26	46	72
Welding	25	22	47
Construction Products	32	24	56
Specialty Products	44	47	91
Corporate	1	10	11
Total	224	278	502

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

The Company operated 314 plants and office facilities outside of the U.S. Principal countries include China, France, Germany and the United Kingdom.

ITEM 3. Legal Proceedings

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price and Dividend Data—The Company's common stock is listed on the New York Stock Exchange. Quarterly market price and dividend data for 2015 and 2014 were as shown below:

	Market Price Per Share		Dividends Declared Per Share
	High	Low
2015:
Fourth quarter	$95.00	$80.16	$0.55
Third quarter	94.33	78.79	0.55
Second quarter	99.92	91.41	0.485
First quarter	100.14	90.43	0.485
2014:
Fourth quarter	$97.79	$79.06	$0.485
Third quarter	89.58	81.72	0.485
Second quarter	89.50	80.80	0.42
First quarter	84.12	76.25	0.42

There were approximately 6,822 holders of record of common stock as of January 31, 2016. This number does not include beneficial owners of the Company's securities held in the name of nominees.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Illinois Tool Works Inc., the S&P 500 Index, the S&P Industrial Conglomerates Index, and the Company's Peer Group

$250
$200
$150
$100
$50
12/10
12/11
12/12
12/13
12/14
12/15
Illinois Tool Works Inc.
S&P 500
S&P Industrial Conglomerates
Peer Group

*Assumes $100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

In 2015, the Company replaced the S&P Industrial Conglomerates index with the following group of 19 public companies which represents the Company's peer group:

3M Company	E.I. du Pont de Nemours and Company	Masco Corporation
BorgWarner Inc.	Eaton Corporation plc	Parker-Hannifin Corporation
Caterpillar Inc.	Emerson Electric Co.	PPG Industries, Inc.
Cummins Inc.	Honeywell International Inc.	Pentair plc
Danaher Corporation	Ingersoll-Rand plc	Stanley Black & Decker, Inc.
Deere & Company	Johnson Controls, Inc.	Textron Inc.
Dover Corporation

Repurchases of Common Stock—On February 13, 2015, the Company’s Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company’s common stock over an open-ended period of time (the "2015 Program"). As of December 31, 2015, there were approximately $5.4 billion of authorized repurchases remaining under the 2015 Program. There was no share repurchase activity under the Company's share repurchase program for the fourth quarter of 2015.

ITEM 6. Selected Financial Data

In millions except per share amounts	2015	2014	2013	2012	2011
Operating revenue	$13,405	$14,484	$14,135	$14,791	$14,515
Income from continuing operations	1,899	1,890	1,630	2,233	1,775
Income per share from continuing operations:
Basic	5.16	4.70	3.65	4.75	3.61
Diluted	5.13	4.67	3.63	4.72	3.59
Total assets at year-end	15,729	17,465	19,599	19,138	17,946
Long-term debt at year-end	6,896	5,943	2,771	4,564	3,471
Cash dividends declared per common share	2.07	1.81	1.60	1.48	1.40

Certain reclassifications of prior year data have been made to conform to current year reporting, including discontinued operations and adoption of new accounting guidance as discussed below.

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

In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. The Company adopted this new guidance effective January 1, 2015. The new guidance applies prospectively to new disposals and new classifications of disposal groups held for sale after such date. There were no discontinued operations during 2015 under this new accounting guidance. For businesses reported as discontinued operations in the statement of income prior to adoption, all related prior period income statement information has been restated. Income from discontinued operations was $1.1 billion, $49 million, $637 million, and $296 million in the years 2014, 2013, 2012, and 2011, respectively. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company's discontinued operations.

In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of long-term debt issuance costs. Under the new guidance, long-term debt issuance costs are presented as a reduction of the carrying amount of the related long-term debt. The Company early adopted this guidance in the fourth quarter of 2015 and restated $38 million, $22 million, $26 million, and $17 million of deferred long-term debt issuance costs from Other assets to Long-term debt in the years 2014, 2013, 2012, and 2011, respectively. Refer to the Debt note in Item 8. Financial Statements and Supplementary Data for further information.

In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred taxes. Under the new guidance, all deferred tax assets and liabilities are presented as noncurrent in the statement of financial position. Early adoption of this guidance in the fourth quarter of 2015 decreased total assets by $175 million, $345 million, $145 million, and $21 million in the years 2014, 2013, 2012, and 2011, respectively. Refer to the Income Taxes note in Item 8. Financial Statements and Supplementary Data for further information.

Additional information on the comparability of results is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with 84 divisions in 57 countries. As of December 31, 2015, the Company employed approximately 48,000 persons.

The Company's operations are organized and managed based on similar product offerings and similar end markets, and are reported to senior management as the following seven segments: Automotive OEM; Test & Measurement and Electronics; Food Equipment; Polymers & Fluids; Welding; Construction Products; and Specialty Products.

Due to the large number of diverse businesses and the Company's decentralized operating structure, the Company does not require its businesses to provide detailed information on operating results. Instead, the Company's corporate management collects data on several key measurements: operating revenue, operating income, operating margin, overhead costs, number of months on hand in inventory, days sales outstanding in accounts receivable, past due receivables and return on invested capital. These key measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are discussed with operating unit management.

THE ITW BUSINESS MODEL

The powerful and highly differentiated ITW Business Model is the Company’s core source of value creation. This business model is the Company’s competitive advantage and defines how ITW creates value for its shareholders and comprises three unique elements:

•
ITW’s 80/20 management process is the operating system that is applied in every ITW business. Initially introduced as a manufacturing efficiency tool in the 1980’s, ITW has continually refined, improved and expanded 80/20 into a proprietary, holistic business management process that generates significant value for the Company. Through the application of data-driven insights generated by 80/20 practice, ITW focuses on its largest and best opportunities (the “80”) and eliminates complexity associated with the less profitable opportunities (the “20”). 80/20 enables ITW businesses to consistently deliver world-class operational excellence in regards to product availability, quality, and innovation, while generating superior financial performance;

•
Customer-back innovation has fueled decades of profitable growth at ITW. The Company’s unique innovation approach is built on the insight gathered from the 80/20 management process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their “80” customers. ITW’s innovation efforts are focused on understanding customer needs, particularly those in “80” markets with solid long-term growth fundamentals, and then creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of more than 16,000 granted and pending patents;

•
ITW’s decentralized, entrepreneurial culture allows ITW businesses to be fast, focused, and responsive. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their customers. ITW colleagues are clear about what is expected of them with regard to ITW’s business model, strategy, and values. This leads to a focused and simple organizational structure that, combined with outstanding execution, delivers operational excellence adapted to their specific customers and end markets.

ENTERPRISE STRATEGY

In 2013, ITW began the process of transitioning the Company onto its current strategic path to fully leverage the compelling performance potential of the ITW Business Model. Since then, ITW has made considerable progress, as evidenced by the Company’s strong financial performance over the past three years.

The roots of ITW’s Enterprise Strategy began in 2011-2012, when the Company undertook a complete review of its performance. ITW gathered deep insights from its businesses that were delivering consistent above-market growth with best-in-class margins and returns, and defined a strategy to replicate that performance throughout the Company.

Based on this rigorous and thorough evaluation, ITW determined two paths to deliver world-class financial performance and compelling long-term returns for its shareholders. One, ITW needed to shift the Company's primary growth engine to organic; and two, the Company needed to leverage the ITW Business Model to deliver best-in-class margins and returns.

Shift the Company’s Core Growth Engine to Organic

In order to pivot to fully focus on organic growth, the Company needed to first accomplish several preparatory steps. These key initiatives were a major focus of the Company in 2012-2015, which included portfolio management, business structure simplification and strategic sourcing.

The first step, portfolio management, was to construct and maintain a business portfolio capable of delivering consistent above-market organic growth. As part of this initiative to realign the portfolio, ITW exited businesses that were operating in commoditized market spaces and prioritized sustainable differentiation as a must-have requirement for all ITW businesses. This process included both divesting entire businesses and exiting commoditized product lines and customers inside otherwise highly differentiated ITW divisions.

As a result of this work, ITW’s business portfolio now has significantly higher organic growth potential. ITW segments and divisions now possess attractive and differentiated product lines and end markets as they continue to improve margins and generate price/cost increases. This was achieved through product line simplification which focuses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. Most of this initiative is complete and ITW businesses are demonstrating notably improved financial performance; the Company expects the remaining product line simplification work to largely be accomplished in 2016.

The second step, business structure simplification, was to scale-up ITW’s operating structure to support increased engineering, marketing, and sales resources, and to improve global reach and competitiveness, all of which were critical to ITW’s ability to drive accelerated organic growth. ITW now has 84 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

With the portfolio realignment and scale-up work largely complete, the Company is now able to shift its focus to preparing for, and accelerating, organic growth.

As a third preparatory step, ITW is currently in the process of reapplying 80/20 to optimize its newly scaled-up divisions for growth. This process involves first using 80/20 to build a foundation of operational excellence, and then applying 80/20-driven insights to identify the best opportunities to drive organic growth.

Once the business is operationally excellent and has identified the right growth opportunities, the final step is to accelerate organic growth. The process of preparing for accelerated organic growth generally takes 18 to 24 months.

Based on the financial performance of the divisions that are further along in this process, the Company believes that this framework is capable of delivering above market organic growth in all ITW segments. Many ITW divisions are ready to grow and growing above their respective markets, while the rest of the Company’s divisions are at various phases of preparing to grow. ITW management is fully aligned on this plan and very focused on executing it. By the end of 2016, the Company expects approximately 85 percent of its businesses to be ready to grow.

Leverage the ITW Business Model to Deliver Best-in-Class Margins and Returns

The Company’s work to deliver best-in-class margins and returns is focused on two key areas of ongoing activity. The first is strategic sourcing, where the Company seeks to benefit from its size and scale in procurement processes. Sourcing is now a core strategic and operational capability and this improved competitiveness supports ITW’s organic growth framework. The Company’s 80/20-enabled sourcing organization has delivered an average of 1 percent reduction in spend each year in 2013-2015 and is on track to do the same in 2016 and 2017.

The second element of the margin and return area of focus is to better leverage the full power of the ITW Business Model through a much more consistent and focused approach to 80/20 best practice implementation across the Company. ITW has clearly defined what excellence in the practice of ITW’s 80/20 management process looks like and the result is significant opportunity to create meaningful incremental improvement in margins and returns as evidenced by the

Company’s improvement in both operating margin and after-tax return on invested capital. These 80/20 initiatives can result in restructuring initiatives that reduce costs and improve profitability and returns.

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

CONSOLIDATED RESULTS OF OPERATIONS

In 2015, the Company delivered solid financial results driven by the continued successful execution of enterprise initiatives despite foreign currency translation headwinds and challenging end market conditions.

The Company’s consolidated results of operations for 2015, 2014 and 2013 are summarized as follows:

2015 compared to 2014

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$13,405	$14,484	(7.4)%	(0.4)%	(0.2)%	—%	(6.8)%	(7.4)%
Operating income	2,867	2,888	(0.7)%	5.8%	(0.3)%	1.2%	(7.4)%	(0.7)%
Operating margin %	21.4%	19.9%	150 bps	130 bps	—	20 bps	—	150 bps

•	Operating revenue decreased 7.4% primarily due to the unfavorable effect of foreign currency translation as the U.S. Dollar strengthened against most major currencies.

•	Organic revenue decreased 0.4% in 2015 as compared to the prior year.

◦
Automotive OEM, Food Equipment and Construction Products had solid worldwide organic revenue growth primarily due to penetration gains, higher market demand and product innovation. Organic revenue declined in the Welding and Test & Measurement and Electronics segments primarily due to lower demand in the oil and gas end markets and a challenging capital spending environment.

◦	PLS activities reduced organic revenue growth by approximately one percentage point.

◦
North American organic revenue decreased 0.5% as a decline in the Welding and Test & Measurement and Electronics segments was partially offset by growth in the Automotive OEM, Food Equipment and Construction Products segments.

◦
European organic revenue increased 1.2%. Double-digit growth in the Automotive OEM segment was partially offset by a decline in the Polymers & Fluids, Test & Measurement and Electronics and Welding segments.

◦	Asia Pacific organic revenue decreased 1.4% primarily due to a decline in the Welding and Test & Measurement and Electronics segments, partially offset by growth in the Construction Products segment.

•	Operating income of $2.9 billion decreased 0.7%. Excluding the negative impact from foreign currency translation of 7.4%, operating income would have increased 6.7%.

•
Record operating margin of 21.4% increased 150 basis points primarily due to the benefit of the Company's enterprise initiatives related to business structure simplification and strategic sourcing that contributed 110 basis points. Lower restructuring expenses and favorable price/cost each contributed 20 basis points of operating margin expansion.

•
Diluted earnings per share (EPS) from continuing operations of $5.13 increased 9.9%. Excluding the negative impact from foreign currency of approximately $0.41 per diluted share, EPS would have increased 18.6%.

•	Free cash flow was $2.0 billion in 2015. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•	The Company repurchased approximately 21.0 million shares of its common stock in 2015 for approximately $2.0 billion.

•	Total cash dividends of $742 million were paid in 2015.

•
Adjusted after-tax return on average invested capital was 20.4%, an increase of 140 basis points. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

2014 compared to 2013

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2014	2013	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$14,484	$14,135	2.5%	2.6%	0.6%	—%	(0.7)%	2.5%
Operating income	$2,888	$2,514	14.9%	14.5%	0.2%	0.9%	(0.7)%	14.9%
Operating margin %	19.9%	17.8%	210 bps	200 bps	(10) bps	20 bps	—	210 bps

•
Operating revenue increased $349 million, or 2.5%, due to an increase in organic and acquisition revenue, partially offset by the unfavorable effect of currency translation which primarily occurred in the fourth quarter. Acquisitions primarily included the purchase of a European consumer packaging equipment business and a Chinese food equipment business in the third quarter of 2013.

•	Organic revenue increased 2.6% in 2014 as compared to 2013.

◦	Growth in the Automotive OEM and the Food Equipment segments was partially offset by modest declines in the Polymers & Fluids and Specialty Products segments.

◦	PLS activities reduced organic revenue growth by approximately one percentage point.

◦
European organic revenue increased 2.4% primarily driven by the Automotive OEM, Food Equipment and Test & Measurement and Electronics segments, partially offset by the Welding, Polymers & Fluids and Construction Products segments.

◦	Asia Pacific organic revenue increased 4.9% primarily due to growth in the Automotive OEM segment in China and the Construction Products segment in Australia.

◦	North American organic revenue increased 2.3% primarily due to growth in the Automotive OEM, Welding and Food Equipment segments.

•
Operating margin of 19.9% increased 210 basis points primarily due to the benefit of the Company's enterprise initiatives related to business structure simplification and strategic sourcing that contributed 120 basis points and positive operating leverage of 60 basis points. Lower restructuring expenses of 20 basis points, favorable price/cost of 10 basis points and lower operating expenses also contributed to the increase in operating margin. Operating expenses in 2014 included the impact of lower employee benefit expenses, offset by costs related to continued investment in the business.

•	Diluted EPS from continuing operations of $4.67 increased 28.7%.

•
Free cash flow was $1.3 billion in 2014. The 2014 net cash provided by operating activities included $724 million of tax payments related to the disposition of the Industrial Packaging business. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•	The Company repurchased approximately 50.4 million shares of its common stock in 2014 for approximately $4.3 billion.

•	Total cash dividends of $711 million were paid in 2014.

•
Adjusted after-tax return on average invested capital was 19.0%, an increase of 260 basis points. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenue and operating income to total operating revenue and operating income is as follows:

	Operating Revenue
In millions	2015	2014	2013
Automotive OEM	$2,529	$2,590	$2,396
Test & Measurement and Electronics	1,969	2,204	2,176
Food Equipment	2,096	2,177	2,047
Polymers & Fluids	1,712	1,927	1,993
Welding	1,650	1,850	1,837
Construction Products	1,587	1,707	1,717
Specialty Products	1,885	2,055	2,007
Intersegment revenue	(23)	(26)	(38)
Total	$13,405	$14,484	$14,135

	Operating Income
In millions	2015	2014	2013
Automotive OEM	$613	$600	$490
Test & Measurement and Electronics	322	340	321
Food Equipment	498	453	385
Polymers & Fluids	335	357	335
Welding	415	479	464
Construction Products	316	289	238
Specialty Products	439	440	408
Total Segments	2,938	2,958	2,641
Unallocated	(71)	(70)	(127)
Total	$2,867	$2,888	$2,514

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for 2015, 2014 and 2013 were as follows:

2015 compared to 2014

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$2,529	$2,590	(2.4)%	5.8%	(0.2)%	—%	(8.0)%	(2.4)%
Operating income	$613	$600	2.1%	10.4%	(0.1)%	(0.3)%	(7.9)%	2.1%
Operating margin %	24.2%	23.2%	100 bps	100 bps	10 bps	(10) bps	—	100 bps

•	Operating revenue decreased primarily due to the unfavorable effect of currency translation, partially offset by organic revenue growth.

•	Worldwide automotive organic revenue grew 5.8% as a result of product innovation and penetration gains, exceeding worldwide auto build growth of 1%.

◦	European organic revenue growth of 11.1% exceeded auto builds which grew 4%.

◦	North American organic revenue growth of 4.2% exceeded auto build growth of 3%.

◦
Asia Pacific organic revenue increased 0.5%. China organic revenue grew 7.9%, as Chinese auto builds increased 4%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, were flat for 2015.

•	Operating income of $613 million increased 2.1%. Excluding the negative impact of foreign currency translation of 7.9%, operating income would have increased 10.0%.

•
Operating margin was 24.2%. The increase of 100 basis points was primarily driven by 80 basis points of operating leverage, the net benefits from the Company's enterprise initiatives and favorable price/cost of 10 basis points.

2014 compared to 2013

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2014	2013	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$2,590	$2,396	8.1%	8.9%	(0.1)%	—%	(0.7)%	8.1%
Operating income	$600	$490	22.5%	20.2%	—%	2.9%	(0.6)%	22.5%
Operating margin %	23.2%	20.5%	270 bps	220 bps	—	50 bps	—	270 bps

•	Operating revenue increased 8.1% primarily due to an increase in organic revenue, partially offset by the unfavorable effect of currency translation.

•	As a result of product innovation and penetration gains, worldwide automotive organic revenue grew 8.9%, exceeding auto builds which grew 3%.

◦	European organic revenue growth of 10.8% exceeded auto build growth of 3%.

◦	North American automotive organic revenue grew 7.6% as auto builds increased 5%.

◦	Organic revenue for Asia Pacific increased 12.1% primarily due to revenue growth in China of 17.2%, which exceeded Chinese auto build growth of 8%.

•
Operating margin increased 270 basis points to 23.2% primarily driven by positive operating leverage of 140 basis points, the net benefits of the Company's enterprise initiatives and lower restructuring expenses, partially offset by unfavorable price/cost of 30 basis points.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

The results of operations for the Test & Measurement and Electronics segment for 2015, 2014 and 2013 were as follows:

2015 compared to 2014

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Exchange	Total
Operating revenue	$1,969	$2,204	(10.7)%	(5.2)%	—%	—%	—%	(5.5)%	(10.7)%
Operating income	$322	$340	(5.1)%	(2.5)%	—%	3.1%	0.5%	(6.2)%	(5.1)%
Operating margin %	16.3%	15.4%	90 bps	40 bps	—	40 bps	10 bps	—	90 bps

•	Operating revenue decreased 10.7% due to the unfavorable effect of currency translation and the decrease in organic revenue.

•	Worldwide organic revenue decreased 5.2% in 2015.

◦	Organic revenue for the worldwide test and measurement businesses decreased 5.9% primarily due to the impact of a weak capital spending environment in North America and Europe.

◦
Worldwide electronics organic revenue declined 4.3% primarily due to the decrease in the electronic assembly businesses across all major regions. Organic revenue for the other electronics businesses increased 0.3% primarily driven by the contamination and static control businesses.

•	Operating income of $322 million decreased 5.1%. Excluding the negative impact of foreign currency translation of 6.2%, operating income would have increased 1.1%.

•
Operating margin was 16.3%. The increase of 90 basis points was primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 190 basis points, lower restructuring expenses, and favorable price/cost of 20 basis points, partially offset by negative operating leverage of 170 basis points.

2014 compared to 2013

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2014	2013	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Exchange	Total
Operating revenue	$2,204	$2,176	1.3%	1.5%	(0.1)%	—%	—%	(0.1)%	1.3%
Operating income	$340	$321	5.8%	7.9%	0.1%	(2.4)%	0.2%	—%	5.8%
Operating margin %	15.4%	14.8%	60 bps	90 bps	—	(30) bps	—	—	60 bps

•	Operating revenue increased 1.3% in 2014 primarily due to the increase in organic revenue.

•	Worldwide organic revenue increased 1.5% in 2014.

◦	Organic revenue for the worldwide test and measurement businesses increased 1.8% primarily due to strength in the Instron business.

◦
Worldwide electronics organic revenue increased 1.2% primarily due to a 2.0% increase in the other electronics businesses, which was driven by growth in the contamination control businesses, resulting primarily from increased demand across all major regions, the pressure sensitive adhesives businesses, primarily due to higher market demand in Europe, and the static control businesses, primarily due to increased sales to the industrial end market in Asia and North America. Organic revenue for the electronic assembly businesses declined 0.7% but showed improvement in the second half of the year.

•
Operating margin increased 60 basis points to 15.4% primarily due to the benefits resulting from the Company's enterprise initiatives and positive operating leverage of 40 basis points, partially offset by the impact of a discrete claim recovery in 2013 of 30 basis points and higher restructuring expenses.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food institutional/restaurant, food service and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for 2015, 2014 and 2013 were as follows:

2015 compared to 2014

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$2,096	$2,177	(3.7)%	3.4%	—%	—%	(7.1)%	(3.7)%
Operating income	$498	$453	9.8%	17.7%	—%	(0.3)%	(7.6)%	9.8%
Operating margin %	23.7%	20.8%	290 bps	290 bps	—	—	—	290 bps

•	Operating revenue decreased 3.7% due to the unfavorable effect of currency translation, partially offset by organic revenue growth.

•	Worldwide organic revenue increased 3.4% in 2015.

◦
North American organic revenue increased 5.6%. North American equipment revenue increased 6.6% primarily due to product innovation and improved market penetration in the warewash and refrigeration businesses. Service revenue in North America increased 4.1%.

◦
International organic revenue increased 1.0%. International equipment organic revenue increased 0.9% primarily due to growth in the refrigeration business, partially offset by difficult year-over-year comparisons in the cooking and retail businesses. International service organic revenue increased 1.3%.

•
Operating margin was 23.7%. The 290 basis point improvement was primarily driven by the benefits of the Company's enterprise initiatives, partially offset by additional investment in the business that contributed 160 basis points, positive operating leverage of 80 basis points and favorable price/cost of 30 basis points.

2014 compared to 2013

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2014	2013	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$2,177	$2,047	6.4%	4.7%	1.7%	—%	—%	6.4%
Operating income	$453	$385	18.0%	16.0%	1.0%	1.0%	—%	18.0%
Operating margin %	20.8%	18.8%	200 bps	200 bps	(20) bps	20 bps	—	200 bps

•
Operating revenue increased 6.4% due to an increase in organic and acquisition revenue. The increase in revenue from acquisitions was due to the purchase of a Chinese food equipment business in the third quarter of 2013.

•	Worldwide organic revenue increased 4.7% in 2014.

◦
North American organic revenue increased 5.1% as North American equipment revenue increased 5.3%, primarily due to product innovation and penetration gains in refrigeration and cooking. North American service revenue increased 4.0%.

◦
International organic revenue increased 4.6% as equipment revenue increased 6.4% primarily due to growth in warewash and refrigeration businesses and product innovation. International service revenue growth of 0.6% was impacted by slower demand in southern Europe.

•
Operating margin increased 200 basis points to 20.8% primarily due to positive operating leverage of 120 basis points, the benefits of the Company's enterprise initiatives, favorable price/cost of 20 basis points and lower restructuring expenses.

POLYMERS & FLUIDS

This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO, and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for 2015, 2014 and 2013 were as follows:

2015 compared to 2014

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Exchange	Total
Operating revenue	$1,712	$1,927	(11.2)%	(2.0)%	(1.0)%	—%	—%	(8.2)%	(11.2)%
Operating income	$335	$357	(6.3)%	1.8%	(2.3)%	1.7%	(0.4)%	(7.1)%	(6.3)%
Operating margin %	19.6%	18.5%	110 bps	80 bps	(20) bps	30 bps	(10) bps	30 bps	110 bps

•	Operating revenue decreased primarily due to the unfavorable effect of currency translation and the decrease in organic revenue.

•	Worldwide organic revenue declined 2.0% primarily due to lower demand in Europe and North America.

◦
Organic revenue for the worldwide fluids businesses decreased 3.8% primarily driven by a decline in the industrial maintenance, repair and operations end markets in Europe and North America. Worldwide polymers businesses decreased 2.6% primarily due to the organic revenue decline in the European wind energy business, partially offset by growth in China and South America. Organic revenue for the worldwide automotive aftermarket businesses was essentially flat as a decline in North America was offset by growth in South America.

•	Operating income of $335 million decreased 6.3%. Excluding the negative impact of foreign currency translation of 7.1%, operating income would have increased 0.8%.

•
Operating margin was 19.6%. The 110 basis point improvement was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 150 basis points and lower restructuring expenses, partially offset by lower variable margins due to product mix and negative operating leverage of 40 basis points.

2014 compared to 2013

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2014	2013	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Exchange	Total
Operating revenue	$1,927	$1,993	(3.3)%	(1.2)%	—%	—%	—%	(2.1)%	(3.3)%
Operating income	$357	$335	6.3%	7.0%	—%	1.7%	(0.3)%	(2.1)%	6.3%
Operating margin %	18.5%	16.8%	170 bps	140 bps	—	30 bps	—	—	170 bps

•	Operating revenue decreased 3.3% in 2014 due to the unfavorable effect of currency translation and lower organic revenue.

•	Worldwide organic revenue declined 1.2% as ongoing PLS activities negatively impacted organic revenue by approximately two percentage points.

◦
Organic revenue decreases in North America and Europe were partially offset by growth in China and South America. Worldwide polymers organic revenue decreased 3.8% primarily due to revenue declines in North America and Europe, partially offset by growth in China and Brazil. Worldwide fluids organic revenue decreased 0.4% primarily due to a decrease in revenue in Europe, partially offset by growth in Brazil. Automotive aftermarket organic revenue declined 0.2% driven by a decrease in revenue in North America, partially offset by growth in Asia Pacific and South America.

•
Operating margin improved 170 basis points to 18.5% primarily due to lower operating expenses driven by the benefits of the Company's enterprise initiatives and lower restructuring expenses, partially offset by negative operating leverage of 30 basis points.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, MRO, construction, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for 2015, 2014 and 2013 were as follows:

2015 compared to 2014

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,650	$1,850	(10.8)%	(7.6)%	(0.1)%	—%	(3.1)%	(10.8)%
Operating income	$415	$479	(13.4)%	(12.1)%	—%	0.3%	(1.6)%	(13.4)%
Operating margin %	25.2%	25.9%	(70) bps	(130) bps	—	10 bps	50 bps	(70) bps

•	Operating revenue decreased primarily due to the decrease in organic revenue and the unfavorable effect of currency translation.

•	Worldwide organic revenue decreased 7.6% due to lower demand in the oil and gas end markets, the impact of a soft capital spending environment and continued PLS activities.

◦	North American organic revenue declined 5.1% primarily due to decreases across the oil and gas and industrial end markets.

◦	International organic revenue decreased 14.5% primarily due to weak oil and gas end markets across all regions.

•
Operating margin was 25.2%. The decline of 70 basis points was primarily due to negative operating leverage of 130 basis points and lower variable margins due to product mix from lower sales of higher margin equipment, partially offset by favorable price/cost of 50 basis points and the net benefits of the Company's enterprise initiatives.

2014 compared to 2013

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2014	2013	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,850	$1,837	0.7%	1.2%	0.3%	—%	(0.8)%	0.7%
Operating income	$479	$464	3.2%	4.3%	—%	(0.5)%	(0.6)%	3.2%
Operating margin %	25.9%	25.3%	60 bps	80 bps	(10) bps	(10) bps	—	60 bps

•
Operating revenue increased 0.7% due to the increase in organic and acquisition revenue, partially offset by the unfavorable effect of currency translation. The increase from acquisition revenue was due to the purchase of a European supplier of welding consumables in the first quarter of 2013.

•	Worldwide welding organic revenue increased 1.2%.

◦	North American welding organic revenue increased 6.0% primarily due to strength in equipment sales to general industrial and commercial customers.

◦	International organic revenue decreased 10.4% primarily due to a delay in China oil and gas pipeline projects and continued PLS activities in Europe.

•
Operating margin increased 60 basis points to 25.9% primarily due to the benefits of the Company's enterprise initiatives, favorable price/cost of 40 basis points and favorable operating leverage of 20 basis points, partially offset by higher overhead expenses driven by continued investment in product innovation.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel construction and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for 2015, 2014 and 2013 were as follows:

2015 compared to 2014

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,587	$1,707	(7.0)%	3.7%	(0.5)%	—%	(10.2)%	(7.0)%
Operating income	$316	$289	8.8%	17.0%	(0.2)%	3.8%	(11.8)%	8.8%
Operating margin %	19.9%	17.0%	290 bps	220 bps	10 bps	60 bps	—	290 bps

•	Operating revenue decreased primarily due to the unfavorable effect of currency translation, partially offset by organic revenue growth.

•	Worldwide organic revenue increased 3.7%.

◦	North American organic revenue increased 7.1% primarily due to an increase in demand in the renovation/remodel end markets.

◦
International organic revenue increased 1.8%. Asia Pacific organic revenue increased 4.0% primarily due to growth in Australia and New Zealand. European organic revenue decreased 0.3% primarily due to ongoing PLS activities.

•	Operating income of $316 million increased 8.8%. Excluding the negative impact of foreign currency translation of 11.8%, operating income would have increased 20.6%.

•
Operating margin improved 290 basis points to 19.9% primarily due to the net benefits of the Company's enterprise initiatives and cost management of 150 basis points, positive operating leverage of 100 basis points and lower restructuring expenses.

2014 compared to 2013

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2014	2013	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,707	$1,717	(0.6)%	2.2%	(0.9)%	—%	(1.9)%	(0.6)%
Operating income	$289	$238	21.3%	22.5%	(0.7)%	2.4%	(2.9)%	21.3%
Operating margin %	17.0%	13.9%	310 bps	280 bps	10 bps	30 bps	(10) bps	310 bps

•	Operating revenue decreased 0.6% primarily due to the negative impact of currency translation and divestitures, partially offset by an increase in organic revenue.

•	Worldwide organic revenue increased 2.2%. Ongoing PLS activities negatively impacted organic revenue by approximately one percentage point.

◦
International organic revenue increased 2.2% as Asia Pacific increased 7.0% primarily due to strong end market growth in Australia and New Zealand. European organic revenue declined 2.1% primarily due to lower end market demand in the region and PLS activities.

◦
North American organic revenue increased 2.1% primarily due to U.S. renovation organic revenue growth of 4.6%, driven by increased sales to big box retailers, partially offset by a decrease in organic revenue in Canada, primarily due to lower demand in the residential market.

•
Operating margin of 17.0% increased 310 basis points primarily driven by the benefits of the Company's enterprise initiatives, positive operating leverage of 60 basis points, lower restructuring expenses and favorable price/cost of 20 basis points.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities that deliver strong operating results with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for 2015, 2014 and 2013 were as follows:

2015 compared to 2014

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2015	2014	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$1,885	$2,055	(8.3)%	(2.3)%	—%	—%	(6.0)%	(8.3)%
Operating income	$439	$440	(0.4)%	4.2%	—%	1.8%	(6.4)%	(0.4)%
Operating margin %	23.3%	21.4%	190 bps	150 bps	—	40 bps	—	190 bps

•	Operating revenue decreased due to the unfavorable effect of currency translation and the decrease in organic revenue.

•	Worldwide organic revenue declined 2.3%.

◦
Growth in the consumer packaging businesses, driven by strong food and beverage end market demand, and in the brand identification businesses, due to increased medical, credit card, and automotive end market demand, was more than offset by the impact of a challenging capital spending environment and ongoing PLS activities.

◦
North American organic revenue decreased 3.2% as growth in the consumer packaging and brand identification businesses was more than offset by a decline in the ground support equipment and the appliance businesses. International organic revenue decreased 0.9% primarily due to a decline in the ground support equipment businesses, partially offset by growth in the consumer packaging businesses.

•	Operating income of $439 million decreased 0.4%. Excluding the negative impact of foreign currency translation of 6.4%, operating income would have increased 6.0%.

•
Operating margin improved 190 basis points to 23.3% primarily due to the net benefits of the Company's enterprise initiatives and cost management of 150 basis points, favorable price/cost of 50 basis points and lower restructuring expenses, partially offset by negative operating leverage of 50 basis points.

2014 compared to 2013

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2014	2013	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Exchange	Total
Operating revenue	$2,055	$2,007	2.4%	(0.3)%	2.7%	—%	—%	2.4%
Operating income	$440	$408	8.0%	6.7%	0.7%	0.5%	0.1%	8.0%
Operating margin %	21.4%	20.3%	110 bps	140 bps	(40) bps	10 bps	—	110 bps

•
Operating revenue increased 2.4% in 2014 due to an increase in acquisition revenue, partially offset by the decrease in organic revenue. Acquisition revenue was primarily due to the purchase of a European consumer packaging equipment business in the third quarter of 2013.

•	Worldwide organic revenue declined 0.3%.

◦
Worldwide consumer packaging organic revenue decreased 1.0% driven by lower equipment revenue in North America. Worldwide ground support equipment organic revenue increased 5.3% primarily due to higher end market demand in North America. Worldwide appliance organic revenue increased 0.7% primarily due to penetration gains in the North American home appliance sector.

•
Operating margin of 21.4%, an increase of 110 basis points, was primarily due to the benefits of the Company's enterprise initiatives, partially offset by unfavorable price/cost of 30 basis points. Acquisitions diluted total operating margin by 40 basis points primarily due to lower operating margins and the impact of intangible asset amortization expense.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense was $226 million in 2015, a decrease from $250 million in 2014, due to debt issuances in 2014 and 2015 at lower rates compared to prior debt obligations. Higher interest expense in 2014 versus $239 million in 2013 was due to interest expense on notes issued in February 2014 and the Euro notes issued in May 2014.

•
Other income (expense) was income of $78 million in 2015, $61 million in 2014 and $72 million in 2013. The increase in income in 2015 versus 2014 was primarily due to a $15 million gain on the sale of a business in the first quarter of 2015. The decrease in income in 2014 versus 2013 was primarily due to a pre-tax gain of $30 million recorded in 2013 related to the acquisition of the controlling interest in an existing equity investment, partially offset by higher interest income ($65 million in 2014 versus $50 million in 2013).

•
The effective tax rate was 30.1% in 2015, 30.0% in 2014, and 30.6% in 2013. The effective tax rate for 2013 was unfavorably impacted by a $40 million discrete tax charge in the third quarter of 2013 related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings.

•
The impact of the Euro and other foreign currencies against the U.S. Dollar decreased operating revenue by approximately $995 million in 2015 versus 2014 and $110 million in 2014 versus 2013. Additionally, the impact of foreign currencies against the U.S. Dollar decreased income from continuing operations by approximately $153 million in 2015 versus 2014 and $14 million in 2014 versus 2013.

DISCONTINUED OPERATIONS

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

The operating results of the businesses discussed above are reported as discontinued operations in the statement of income for all periods presented. As of the second quarter of 2014, the Company had completed the divestiture of all of the businesses previously classified as discontinued operations.

Income from discontinued operations was $1.1 billion in 2014 and $49 million in 2013. Income from discontinued operations in 2014 included the after-tax gain of $1.1 billion on the disposal of the Industrial Packaging business in the second quarter of 2014. Income from discontinued operations in 2013 included after-tax losses on disposals of $72 million and goodwill impairment of $42 million related to various divested businesses. Refer to the Discontinued Operations note in Item 8. Financial Statements and Supplementary Data for discussion of the Company’s discontinued operations.

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

In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of long-term debt issuance costs. Under the new guidance, long-term debt issuance costs are presented as a reduction of the carrying amount of the related long-term debt. The Company early adopted this guidance in the fourth quarter of 2015 and applied it retrospectively to all periods presented. As of December 31, 2014, the Company restated $38 million of deferred long-term debt issuance costs from Other assets to Long-term debt. Refer to the Other Assets and Debt notes in Item 8. Financial Statements and Supplementary Data for further information.

In May 2015, the FASB issued authoritative guidance removing investments measured at net asset value from the fair value hierarchy disclosures as a practical expedient. The Company early adopted this guidance in the fourth quarter of 2015 and applied it retrospectively to all periods presented. Adoption of this guidance resulted in changes to the fair value disclosures related to the Company's plan assets for pension and other postretirement benefits. Refer to the Pension and Other Postretirement Benefits note in Item 8. Financial Statements and Supplementary Data for further information.

In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred taxes. Under the new guidance, all deferred tax assets and liabilities are presented as noncurrent in the statement of financial position. The Company early adopted this guidance in the fourth quarter of 2015 and applied it retrospectively to all periods presented. Due to the restatement of current deferred tax assets and liabilities to noncurrent, adoption of this guidance resulted in an increase of noncurrent deferred tax assets of $37 million and a decrease of noncurrent deferred tax liabilities of $167 million as of December 31, 2014. Refer to the Income Taxes note in Item 8. Financial Statements and Supplementary Data for further information.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $3.1 billion of cash on hand at December 31, 2015 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	internal investments to support organic growth and sustain core businesses;

•	payment of an attractive dividend to shareholders; and

•	external investments in selective strategic acquisitions that support organic growth focus and an active share repurchase program.

In September 2013, the Company’s Board of Directors authorized a plan to commence a sale process for the Industrial Packaging business. The Company classified the Industrial Packaging segment as held for sale beginning in the third quarter of 2013 and no longer presented this segment as part of its continuing operations. As to the impact of this divestiture on the Company’s income per share from continuing operations and capital structure going forward, the Company also indicated that it intended to repurchase approximately 50 million shares through a program utilizing its existing share repurchase authorization to offset the full amount of divestiture-related dilution of income per share from continuing operations through a combination of sale proceeds, free cash flow and additional leverage. The Company completed this program in the second quarter of 2014. Under this program, the Company repurchased approximately 14.0 million shares of its common stock in the fourth quarter of 2013 and approximately 35.7 million shares of its common stock in the first half of 2014.

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

The Company believes that, based on its revenues, operating margins, current free cash flow, and credit ratings, it could readily obtain additional financing if necessary.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company’s financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the years ended December 31, 2015, 2014 and 2013 was as follows:

In millions	2015	2014	2013
Net cash provided by operating activities	$2,299	$1,616	$2,528
Additions to plant and equipment	(284)	(361)	(368)
Free cash flow	$2,015	$1,255	$2,160

Cash dividends paid	$(742)	$(711)	$(528)
Repurchases of common stock	(2,002)	(4,346)	(2,106)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(6)	(45)	(369)
Net proceeds from sale of discontinued operations	—	3,191	206
Net proceeds from (repayment of) debt	151	1,339	1,264
Other	147	224	305
Effect of exchange rate changes on cash and equivalents	(463)	(535)	(93)
Net increase (decrease) in cash and equivalents	$(900)	$372	$839

The 2014 net cash provided by operating activities included $724 million of tax payments related to the disposition of the Industrial Packaging business. Cash dividends paid during 2013 do not include the dividend payment of $174 million originally scheduled to be paid in January 2013, which was accelerated and paid in December 2012.

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

On August 2, 2013, the Company’s Board of Directors authorized a new stock repurchase program, which provided for the buyback of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the "2013 Program"). Under the 2013 Program, the Company repurchased approximately 3.3 million shares of its common stock at an average price of $81.62 per share during 2013, approximately 50.4 million shares of its common stock at an average price of $84.92 per share during 2014, and approximately 14.9 million shares of its common stock at an average price of $96.84 during 2015. As of December 31, 2015, there were no authorized repurchases remaining under the 2013 Program.

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program, which provides for the buyback of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the "2015 Program"). Under the 2015 Program, the Company repurchased approximately 6.1 million shares of its common stock at an average price of $91.78 per share during 2015. As of December 31, 2015, there was approximately $5.4 billion of authorized repurchases remaining under the 2015 Program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's net investment in the former Industrial Packaging segment and the equity investment in the Wilsonart business (formerly the Decorative Surfaces segment). Average invested capital is calculated using balances at the start of the period and at the end of each quarter.

ROIC for the years ended December 31, 2015, 2014, and 2013 was as follows:

Dollars in millions	2015	2014	2013
Operating income	$2,867	$2,888	$2,514
Tax rate (as adjusted in 2013)	30.1%	30.0%	28.8%
Income taxes	(864)	(866)	(724)
Operating income after taxes	$2,003	$2,022	$1,790

Invested capital:
Trade receivables	$2,203	$2,293	$2,365
Inventories	1,086	1,180	1,247
Net assets held for sale	—	—	1,519
Net plant and equipment	1,577	1,686	1,709
Goodwill and intangible assets	5,999	6,466	6,885
Accounts payable and accrued expenses	(1,585)	(1,799)	(1,906)
Other, net	280	427	593
Total invested capital	$9,560	$10,253	$12,412

Average invested capital	$9,943	$11,215	$12,581
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	(123)	(154)	(169)
Adjustment for Industrial Packaging	—	(424)	(1,477)
Adjusted average invested capital	$9,820	$10,637	$10,935
Adjusted return on average invested capital	20.4%	19.0%	16.4%

ROIC increased 140 basis points in 2015 versus 2014 as a result of a decrease in adjusted average invested capital of 7.7%. ROIC increased 260 basis points in 2014 versus 2013 as a result of improvement in after-tax operating income of 13.0% and a decrease in adjusted average invested capital of 2.7%.

The 2013 effective tax rate included a discrete tax charge of $40 million related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings.

A reconciliation of the 2013 effective tax rate to the adjusted tax rate excluding the discrete tax item is as follows:

	For the Year Ended December 31, 2013
Dollars in millions	Income Taxes	Tax Rate
As reported	$717	30.6%
Discrete tax charge	(40)	(1.8)
As adjusted	$677	28.8%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at December 31, 2015 and 2014 is summarized as follows:

Dollars in millions	2015	2014	Increase (Decrease)
Current Assets:
Cash and equivalents	$3,090	$3,990	$(900)
Trade receivables	2,203	2,293	(90)
Inventories	1,086	1,180	(94)
Other	341	401	(60)
	6,720	7,864	(1,144)
Current Liabilities:
Short-term debt	526	1,476	(950)
Accounts payable and accrued expenses	1,585	1,799	(214)
Other	257	250	7
	2,368	3,525	(1,157)
Net Working Capital	$4,352	$4,339	$13

Net working capital increased slightly at December 31, 2015 as lower short-term debt levels were partially offset by lower cash and equivalents resulting from repayments of commercial paper.

Cash and equivalents totaled approximately $3.1 billion as of December 31, 2015 and $4.0 billion as of December 31, 2014, primarily all of which was held by international subsidiaries. Cash and equivalents held internationally may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash and equivalents balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt at December 31, 2015 and 2014 was as follows:

In millions	2015	2014	Increase (Decrease)
Short-term debt	$526	$1,476	$(950)
Long-term debt	6,896	5,943	953
Total debt	$7,422	$7,419	$3

Short-term debt as of December 31, 2015 and December 31, 2014 included commercial paper of $0.5 billion and $1.4 billion, respectively.

In May 2015, the Company issued €500 million of 1.25% Euro notes due May 22, 2023 at 99.239% of face value and €500 million of 2.125% Euro notes due May 22, 2030 at 99.303% of face value. Net proceeds from the May 2015 debt issuances were used to repay commercial paper and for general corporate purposes.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. The Company has committed lines of credit of $2.5 billion in the U.S. to support the potential issuances of commercial paper. Of this amount, $1.5 billion is provided under a line of credit agreement with a termination date of June 8,

2017 and $1.0 billion is provided under a line of credit agreement with a termination date of August 15, 2018. No amounts were outstanding under these two facilities at December 31, 2015. The maximum outstanding commercial paper balance during 2015 was $2.4 billion, while the average daily balance was $1.4 billion.

As of December 31, 2015, the Company's foreign operations had authorized credit facilities with unused capacity of $296 million.

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

Total debt to EBITDA for the years ended December 31, 2015, 2014 and 2013 was as follows:

Dollars in millions	2015	2014	2013
Total debt	$7,422	$7,419	$6,322

Income from continuing operations	$1,899	$1,890	$1,630
Add:
Interest expense	226	250	239
Other income	(78)	(61)	(72)
Income taxes	820	809	717
Depreciation	244	262	270
Amortization and impairment of goodwill and other intangible assets	233	245	252
EBITDA	$3,344	$3,395	$3,036
Total debt to EBITDA ratio	2.2	2.2	2.1

Stockholders’ Equity

The changes to stockholders’ equity during 2015 and 2014 were as follows:

In millions	2015	2014
Beginning balance	$6,824	$9,709
Net income	1,899	2,946
Cash dividends declared	(756)	(716)
Repurchases of common stock	(2,002)	(4,283)
Currency translation adjustments	(860)	(939)
Other	123	107
Ending balance	$5,228	$6,824

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company's significant contractual obligations as of December 31, 2015 were as follows:

In millions	2016	2017	2018	2019	2020	2021 and Future Years
Total long-term debt	$1	$650	$—	$1,350	$4	$4,977
Interest payments on notes	217	214	212	183	167	2,078
Minimum lease payments	98	69	47	31	23	29
	$316	$933	$259	$1,564	$194	$7,084

As of December 31, 2015, the Company had recorded noncurrent liabilities for unrecognized tax benefits of $171 million. The Company is not able to reasonably estimate the timing of payments related to the liabilities for unrecognized tax benefits.

The Company did not have any significant off-balance sheet commitments at December 31, 2015.

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

The Company's critical accounting policies are as follows:

Realizability of Inventories—Inventories are stated at the lower of cost or net realizable value. Generally, the Company’s businesses perform an analysis of the historical sales usage of the individual inventory items on hand and a reserve is recorded to adjust inventory cost to net realizable value based on the following usage criteria:

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

Income Taxes—The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The Company’s deferred and other tax balances are based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Income tax expense, assets and liabilities recognized by the Company also reflect its best estimates and assumptions regarding, among other things, the level of future taxable income, the effect of the Company’s various tax planning strategies and uncertain tax positions. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

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

As of December 31, 2015, the Company had total goodwill and intangible assets of $6.0 billion allocated to its reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company’s 80/20 management process. The amount of goodwill and other intangible assets allocated to individual reporting units ranges from approximately $58 million to $1.5 billion, with the average amount equal to $428 million. Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company’s global end markets, impairment charges related to one or more reporting units could occur in future periods.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of the Company’s fixed rate debt. The following table presents the Company’s debt for which fair value is subject to changing market interest rates:

	0.90% Notes Due	1.95% Notes Due	6.25% Notes Due	4.88% Notes Due thru	3.375% Notes Due	1.75% Euro Notes Due	1.25% Euro Notes Due	3.50% Notes Due	2.125% Euro Notes Due	3.00% Euro Notes Due	4.875% Notes Due	3.9% Notes Due
In millions	Feb 25, 2017	Mar 1, 2019	Apr 1, 2019	Dec 31, 2020	Sep 15, 2021	May 20, 2022	May 22, 2023	Mar 1, 2024	May 22, 2030	May 19, 2034	Sep 15, 2041	Sep 1, 2042
As of December 31, 2015:
Estimated cash outflow by year of principal maturity
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	650	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—	—
2019	—	650	700	—	—	—	—	—	—	—	—	—
2020	—	—	—	4	—	—	—	—	—	—	—	—
2021 and thereafter	—	—	—	—	350	543	543	700	543	543	650	1,100
Estimated fair value	649	655	790	4	362	564	538	727	530	569	708	1,051
Carrying value	649	647	698	4	347	536	536	695	536	528	635	1,080

As of December 31, 2014:
Total estimated cash outflow	$650	$650	$700	$5	$350	$605	$—	$700	$—	$605	$650	$1,100
Estimated fair value	648	651	817	6	369	640	—	735	—	702	746	1,110
Carrying value	648	647	697	5	347	597	—	694	—	588	635	1,079

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

The Company designated €1.0 billion of Euro notes issued in May 2014 and €1.0 billion of Euro notes issued in May 2015 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The cumulative unrealized gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $308 million and $158 million as of December 31, 2015 and December 31, 2014, respectively.

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

ITW management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ E. Scott Santi E. Scott Santi Chairman & Chief Executive Officer February 11, 2016	/s/ Michael M. Larsen Michael M. Larsen Senior Vice President & Chief Financial Officer February 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Illinois Tool Works Inc.
Glenview, Illinois

We have audited the accompanying consolidated statements of financial position of Illinois Tool Works Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, income reinvested in the business, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illinois Tool Works Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
February 11, 2016

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions except per share amounts	2015	2014	2013
Operating Revenue	$13,405	$14,484	$14,135
Cost of revenue	7,888	8,673	8,554
Selling, administrative, and research and development expenses	2,417	2,678	2,815
Amortization of intangible assets	231	242	250
Impairment of goodwill and other intangible assets	2	3	2
Operating Income	2,867	2,888	2,514
Interest expense	(226)	(250)	(239)
Other income (expense)	78	61	72
Income from Continuing Operations Before Income Taxes	2,719	2,699	2,347
Income taxes	820	809	717
Income from Continuing Operations	1,899	1,890	1,630
Income from Discontinued Operations	—	1,056	49
Net Income	$1,899	$2,946	$1,679

Income Per Share from Continuing Operations:
Basic	$5.16	$4.70	$3.65
Diluted	$5.13	$4.67	$3.63
Income Per Share from Discontinued Operations:
Basic	$—	$2.63	$0.11
Diluted	$—	$2.61	$0.11
Net Income Per Share:
Basic	$5.16	$7.33	$3.76
Diluted	$5.13	$7.28	$3.74

The Notes to Financial Statements are an integral part of this statement.

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2015	2014	2013
Net Income	$1,899	$2,946	$1,679
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(860)	(939)	(193)
Pension and other postretirement benefit adjustments, net of tax	14	(103)	284
Comprehensive Income	$1,053	$1,904	$1,770

Statement of Income Reinvested in the Business
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2015	2014	2013
Beginning Balance	$17,173	$14,943	$13,973
Net income	1,899	2,946	1,679
Cash dividends declared	(756)	(716)	(709)
Ending Balance	$18,316	$17,173	$14,943

The Notes to Financial Statements are an integral part of these statements.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In millions except shares	2015	2014
Assets
Current Assets:
Cash and equivalents	$3,090	$3,990
Trade receivables	2,203	2,293
Inventories	1,086	1,180
Prepaid expenses and other current assets	341	401
Total current assets	6,720	7,864

Net plant and equipment	1,577	1,686
Goodwill	4,439	4,667
Intangible assets	1,560	1,799
Deferred income taxes	346	338
Other assets	1,087	1,111
	$15,729	$17,465

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term debt	$526	$1,476
Accounts payable	449	512
Accrued expenses	1,136	1,287
Cash dividends payable	200	186
Income taxes payable	57	64
Total current liabilities	2,368	3,525
Noncurrent Liabilities:
Long-term debt	6,896	5,943
Deferred income taxes	256	171
Other liabilities	981	1,002
Total noncurrent liabilities	8,133	7,116
Stockholders’ Equity:
Common stock:
Issued- 550,035,604 shares in 2015 and 2014 Outstanding- 363,710,073 in 2015 and 383,196,213 in 2014	6	6
Additional paid-in-capital	1,135	1,096
Income reinvested in the business	18,316	17,173
Common stock held in treasury	(12,729)	(10,798)
Accumulated other comprehensive income (loss)	(1,504)	(658)
Noncontrolling interest	4	5
Total stockholders’ equity	5,228	6,824
	$15,729	$17,465

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2015	2014	2013
Cash Provided by (Used for) Operating Activities:
Net income	$1,899	$2,946	$1,679
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	244	262	299
Amortization and impairment of goodwill and other intangible assets	233	245	314
Change in deferred income taxes	(11)	55	6
Provision for uncollectible accounts	7	7	3
(Income) loss from investments	(4)	(8)	(12)
(Gain) loss on sale of plant and equipment	1	2	(1)
(Gain) loss on discontinued operations	—	(1,718)	91
(Gain) loss on sale of operations and affiliates	(16)	6	5
Stock-based compensation expense	41	39	37
Gain on acquisition of controlling interest in an equity investment	—	—	(30)
Other non-cash items, net	12	11	20
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in—
Trade receivables	(42)	(70)	(83)
Inventories	25	(10)	24
Prepaid expenses and other assets	24	(98)	226
Increase (decrease) in—
Accounts payable	(30)	(20)	8
Accrued expenses and other liabilities	(56)	5	161
Income taxes	(27)	33	(176)
Other, net	(1)	(71)	(43)
Net cash provided by operating activities	2,299	1,616	2,528
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(6)	(45)	(369)
Additions to plant and equipment	(284)	(361)	(368)
Proceeds from investments	22	28	40
Proceeds from sale of plant and equipment	30	28	38
Net proceeds from sale of discontinued operations	—	3,191	206
Proceeds from sale of operations and affiliates	29	18	2
Other, net	(1)	(17)	(5)
Net cash provided by (used for) investing activities	(210)	2,842	(456)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(742)	(711)	(528)
Issuance of common stock	59	148	206
Repurchases of common stock	(2,002)	(4,346)	(2,106)
Net proceeds from (repayments of) debt with original maturities of three months or less	(946)	(239)	1,267
Proceeds from debt with original maturities of more than three months	1,099	3,329	3
Repayments of debt with original maturities of more than three months	(2)	(1,751)	(6)
Excess tax benefits from stock-based compensation	20	33	24
Other, net	(12)	(14)	—
Net cash provided by (used for) financing activities	(2,526)	(3,551)	(1,140)
Effect of Exchange Rate Changes on Cash and Equivalents	(463)	(535)	(93)
Cash and Equivalents:
Increase (decrease) during the year	(900)	372	839
Beginning of year	3,990	3,618	2,779
End of year	$3,090	$3,990	$3,618
Supplementary Cash Flow Information:
Cash Paid During the Year for Interest	$200	$236	$240
Cash Paid During the Year for Income Taxes, Net of Refunds	$775	$1,502	$602
Liabilities Assumed from Acquisitions	$1	$4	$145

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

The Notes to Financial Statements furnish additional information on items in the financial statements. The notes have been arranged in the same order as the related items appear in the statements.

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with approximately 84 divisions in 57 countries. The Company primarily serves the automotive OEM/tiers, automotive aftermarket, general industrial, commercial food equipment, and construction end markets.

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

Consolidation and Translation—The financial statements include the Company and its majority-owned subsidiaries. The Company follows the equity method of accounting for investments where the Company has a significant influence but not a controlling interest. Intercompany transactions are eliminated from the financial statements. Foreign subsidiaries’ assets and liabilities are translated to U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average rates for the period. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Discontinued Operations

In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. The Company adopted this new guidance effective January 1, 2015. The new guidance applies prospectively to new disposals and new classifications of disposal groups held for sale after such date. There were no discontinued operations during 2015 under this new accounting guidance. For businesses reported as discontinued operations in the statement of income prior to adoption, all related prior period income statement information has been restated.

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

The operating results of the businesses discussed above are reported as discontinued operations in the statement of income for all periods presented. Results of the discontinued operations for the years ended December 31, 2014 and 2013 were as follows:

In millions	2014	2013
Operating revenue	$798	$2,769

Income before income taxes	$1,805	$186
Income tax expense	(749)	(137)
Income from discontinued operations	$1,056	$49

Included in income before income taxes from discontinued operations are net gain on disposal of $1.7 billion in 2014 and net losses on disposal of $91 million in 2013. The net gain in 2014 included a pre-tax gain of $1.7 billion ($1.1 billion after-tax) on the sale of the Industrial Packaging business. The net losses in 2013 included a $39 million pre-tax loss related to the sale of one of the construction distribution businesses and a $20 million pre-tax loss related to the sale of one of the transportation related businesses. Also included in income before income taxes from discontinued operations in 2013 was a $42 million goodwill impairment charge recorded in connection with the anticipated sale of one of the transportation related businesses.

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

There were no businesses classified as held for sale as of December 31, 2015 and 2014.

Acquisitions—The Company accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisitions, individually and in the aggregate, did not materially affect the Company’s results of operations or financial position for any period presented. Net cash paid for acquisitions during 2015, 2014, and 2013 was $6 million, $45 million, and $369 million, respectively.

The premium over tangible net assets recorded for acquisitions based on purchase price allocations during 2015, 2014 and 2013 was as follows:

	2015		2014		2013
In millions except weighted-average lives (years)	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded	Weighted- Average Life	Premium Recorded
Goodwill		$2		$18		$247
Amortizable intangible assets:
Patents and proprietary technology	6.4	2	15.4	8	9.8	34
Trademarks and brands	—	—	12.9	3	15.5	35
Customer lists and relationships	—	—	11.4	12	11.2	100
Other	—	—	—	—	5.0	12
Total amortizable intangible assets	6.4	2	12.9	23	11.4	181
Indefinite-lived intangible assets:
Trademarks and brands		—		—		—
Total premium recorded		$4		$41		$428

No goodwill recorded for acquisitions during 2015 will be tax deductible. Of the total goodwill recorded for acquisitions in 2014 and 2013, the Company expects goodwill of $14 million and $25 million, respectively, will be tax deductible.

Operating Revenue is recognized when persuasive evidence of an arrangement exists, product has shipped and the risks and rewards of ownership have transferred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured, which is generally at the time of product shipment. Typical sales arrangements are for standard products and provide for transfer of ownership and risk of loss at the time of shipment. In limited circumstances where significant obligations to the customer are unfulfilled at the time of shipment, typically involving installation and customer acceptance, revenue recognition is deferred until such obligations have been completed. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are estimated at the time of sale based on historical experience and known trends and are recorded as a reduction in reported revenues.

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

Research and Development Expenses are recorded as expense in the year incurred. These costs were $218 million in 2015, $227 million in 2014 and $240 million in 2013.

Rental Expense was $117 million in 2015, $130 million in 2014 and $138 million in 2013. Future minimum lease payments under non-cancelable leases for the years ending December 31 are as follows:

In millions
2016	$98
2017	69
2018	47
2019	31
2020	23
2021 and future years	29
$297

Advertising Expenses are recorded as expense in the year incurred. These costs were $58 million in 2015, $66 million in 2014 and $67 million in 2013.

Other Income (Expense) consisted of the following:

In millions	2015	2014	2013
Interest income	$52	$65	$50
Gain (loss) on disposal of operations and affiliates	16	(6)	(5)
Gain (loss) on foreign currency transactions, net	5	8	(5)
Income from investments	4	8	12
Gain on acquisition of controlling interest in an equity investment	—	—	30
Equity income (loss) in Wilsonart	(4)	(9)	(14)
Other, net	5	(5)	4
	$78	$61	$72

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

Equity income (loss) in Wilsonart is related to the Company's 49% ownership interest in Wilsonart International Holdings LLC accounted for under the equity method of accounting. Refer to the Other Assets note for further information regarding this investment.

Income Taxes—The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. The components of the provision for income taxes were as shown below:

In millions	2015	2014	2013
U.S. federal income taxes:
Current	$503	$413	$410
Deferred	8	121	84
	511	534	494
Foreign income taxes:
Current	310	163	153
Deferred	(11)	66	35
Benefit of net operating loss carryforwards	(48)	(13)	(13)
	251	216	175
State income taxes:
Current	66	50	64
Deferred	(8)	9	(16)
	58	59	48
	$820	$809	$717

Income from continuing operations before income taxes for domestic and foreign operations was as follows:

In millions	2015	2014	2013
Domestic	$1,660	$1,669	$1,444
Foreign	1,059	1,030	903
	$2,719	$2,699	$2,347

The reconciliation between the U.S. federal statutory tax rate and the effective tax rate was as follows:

	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	1.4	1.6	1.8
Differences between U.S. federal statutory and foreign tax rates	(3.1)	(3.5)	(3.4)
Nontaxable foreign interest income	(3.3)	(3.6)	(3.5)
Tax effect of foreign dividends	2.8	2.1	2.4
Tax relief for U.S. manufacturers	(1.6)	(1.5)	(1.3)
Other, net	(1.1)	(0.1)	(0.4)
Effective tax rate	30.1%	30.0%	30.6%

Deferred U.S. federal income taxes and foreign withholding taxes have not been provided on the remaining undistributed earnings of certain international subsidiaries as these earnings are considered permanently invested. Undistributed earnings of these subsidiaries were approximately $8.7 billion and $7.1 billion as of December 31, 2015 and 2014, respectively. Upon repatriation of these earnings to the U.S. in the form of dividends or other distribution of earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred taxes. Under the new guidance, all deferred tax assets and liabilities are presented as noncurrent in the statement of financial position. The Company early adopted this guidance in the fourth quarter of 2015 and applied it retrospectively to all periods presented. Due to the restatement of current deferred tax assets and liabilities to noncurrent, adoption of this guidance resulted in an increase of noncurrent deferred tax assets of $37 million and a decrease of noncurrent deferred tax liabilities of $167 million as of December 31, 2014.

The components of deferred income tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	2015		2014
In millions	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$282	$(734)	$277	$(758)
Inventory reserves, capitalized tax cost and LIFO inventory	42	(5)	48	(1)
Investments	25	(298)	31	(273)
Plant and equipment	28	(84)	26	(85)
Accrued expenses and reserves	79	—	73	—
Employee benefit accruals	314	—	324	—
Foreign tax credit carryforwards	216	—	195	—
Net operating loss carryforwards	643	—	670	—
Capital loss carryforwards	39	—	80	—
Allowances for uncollectible accounts	13	—	11	—
Pension liabilities	13	—	11	—
Deferred intercompany deductions	—	—	14	—
Unrealized loss (gain) on foreign debt instruments	—	(115)	—	(59)
Other	109	(10)	123	(10)
Gross deferred income tax assets (liabilities)	1,803	(1,246)	1,883	(1,186)
Valuation allowances	(467)	—	(530)	—
Total deferred income tax assets (liabilities)	$1,336	$(1,246)	$1,353	$(1,186)

Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The valuation allowances recorded at December 31, 2015 and 2014 related primarily to certain net operating loss carryforwards and capital loss carryforwards.

At December 31, 2015, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross Carryforwards Related
In millions	to Net Operating Losses
2016	$1
2017	11
2018	8
2019	10
2020	80
2021	75
2022	21
2023-2035	52
Do not expire	2,104
$2,362

The Company has foreign tax credit carryforwards of $216 million as of December 31, 2015 that are available for use by the Company between 2016 and 2025.

The changes in the amount of unrecognized tax benefits during 2015, 2014 and 2013 were as follows:

In millions	2015	2014	2013
Beginning balance	$218	$268	$249
Additions based on tax positions related to the current year	39	23	26
Additions for tax positions of prior years	54	12	40
Reductions for tax positions of prior years	(41)	(59)	(21)
Settlements	(6)	(18)	(27)
Foreign currency translation	(5)	(8)	1
Ending balance	$259	$218	$268

Included in the balance at December 31, 2015 were approximately $227 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate.

During the third quarter of 2013, the Company recorded a discrete tax charge of $40 million related to the tax treatment of intercompany financing transactions that impact the taxability of foreign earnings.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $113 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2012-2015
United Kingdom	2012-2015
Germany	2009-2015
France	2013-2015
Australia	2011-2015

The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties as of December 31, 2015 and 2014 was $32 million and $30 million, respectively.

On February 18, 2014, the Company received a Notice of Deficiency ("NOD") from the IRS asserting that a non-taxable return of capital received from a subsidiary was a taxable dividend distribution. The NOD assesses additional taxes of $70 million for the 2006 tax year, plus interest and penalties. In May 2014, the Company petitioned the United States Tax Court to challenge the NOD. The Company's petition was subsequently denied and the case will proceed to court with trial set for the third quarter of 2016. Although the outcome of this process cannot be predicted with certainty, the Company believes it will be successful in defending its positions. Accordingly, no reserve has been recorded related to this matter.

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

In millions except per share amounts	2015	2014	2013
Income from continuing operations	$1,899	$1,890	$1,630
Income per share from continuing operations—Basic:
Weighted-average common shares	367.9	401.7	446.2
Income per share from continuing operations—Basic	$5.16	$4.70	$3.65
Income per share from continuing operations—Diluted:
Weighted-average common shares	367.9	401.7	446.2
Effect of dilutive stock options and restricted stock units	2.2	2.9	3.1
Weighted-average common shares assuming dilution	370.1	404.6	449.3
Income per share from continuing operations—Diluted	$5.13	$4.67	$3.63

Options that were considered antidilutive were not included in the computation of diluted income per share from continuing operations. There were 0.6 million antidilutive options outstanding as of December 31, 2015. There were no antidilutive options outstanding as of December 31, 2014 and 0.1 million antidilutive options outstanding as of December 31, 2013.

Cash and Equivalents include cash on hand and instruments having original maturities of three months or less. Cash and equivalents are stated at cost, which approximates fair value.

Trade Receivables are net of allowances for uncollectible accounts, including reserves for customer credits and cash discounts. The changes in the allowances for uncollectible accounts during 2015, 2014 and 2013 were as follows:

In millions	2015	2014	2013
Beginning balance	$(43)	$(46)	$(65)
Provision charged to expense	(7)	(7)	(3)
Write-offs, net of recoveries	5	7	14
Acquisitions and divestitures	—	—	(1)
Foreign currency translation	3	3	1
Transfer to assets held for sale	—	—	8
Ending balance	$(42)	$(43)	$(46)

Inventories at December 31, 2015 and 2014 were as follows:

In millions	2015	2014
Raw material	$415	$458
Work-in-process	130	133
Finished goods	622	677
LIFO reserve	(81)	(88)
	$1,086	$1,180

Inventories are stated at the lower of cost or net realizable value and include material, labor and factory overhead. The last-in, first-out ("LIFO") method is used to determine the cost of the inventories at certain U.S. businesses. The first-in, first-out ("FIFO") method, which approximates current cost, is used for all other inventories. Inventories priced at LIFO were approximately 22% of total inventories as of both December 31, 2015 and 2014. If the FIFO method was used for all inventories, total inventories would have been approximately $81 million and $88 million higher than reported at December 31, 2015 and 2014, respectively.

Prepaid Expenses and Other Current Assets as of December 31, 2015 and 2014 were as follows:

In millions	2015	2014
Income tax refunds receivable	$147	$129
Value-added-tax receivables	48	50
Vendor advances	22	30
Other	124	192
	$341	$401

Net Plant and Equipment are stated at cost, less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation of plant and equipment is primarily computed on an accelerated basis for U.S. businesses and on a straight-line basis for a majority of the international businesses.

Depreciation was $244 million in 2015, $262 million in 2014 and $270 million in 2013. There was no depreciation included in Income from discontinued operations in 2015 and 2014. Depreciation included in Income from discontinued operations in 2013 was $29 million.

Net plant and equipment consisted of the following at December 31, 2015 and 2014:

In millions	2015	2014
Land	$179	$177
Buildings and improvements	1,272	1,200
Machinery and equipment	2,972	3,034
Equipment leased to others	156	158
Construction in progress	76	230
Gross plant and equipment	4,655	4,799
Accumulated depreciation	(3,078)	(3,113)
Net plant and equipment	$1,577	$1,686

The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years
Equipment leased to others	Term of lease

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

Amortization and impairment of goodwill and other intangible assets for the years ended December 31, 2015, 2014 and 2013 were as follows:

In millions	2015	2014	2013
Goodwill:
Impairment	$—	$—	$—
Intangible Assets:
Amortization	231	242	250
Impairment	2	3	2
	$233	$245	$252

Income from discontinued operations included intangible asset amortization of $20 million in 2013.

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2015, 2014 and 2013. In the third quarter of 2015, these assessments resulted in no goodwill impairment charges and an indefinite-lived intangible asset charge of $2 million related to a brand in the Polymers & Fluids segment. In the third quarter of 2014, these assessments resulted in no goodwill impairment charges and indefinite-lived intangible asset charges of $3 million related to certain brands in the Polymers & Fluids and Test & Measurement and Electronics segments. In 2013, these assessments resulted in no goodwill impairment charges and an indefinite-lived intangible asset impairment charge of $2 million related to a brand in the Test & Measurement and Electronics segment.

A summary of indefinite-lived intangible assets that were adjusted to fair value and the related impairment charges for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015			2014			2013
In millions	Carrying Value	Fair Value	Total Impairment Charges	Carrying Value	Fair Value	Total Impairment Charges	Carrying Value	Fair Value	Total Impairment Charges
Indefinite-lived intangible assets	$26	$24	$2	$11	$8	$3	$42	$40	$2

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

In millions	Automotive OEM	Test & Measurement and Electronics	Food Equipment	Polymers & Fluids	Welding	Construction Products	Specialty Products	Total
Balance, December 31, 2013	$320	$1,426	$294	$1,021	$294	$561	$970	$4,886
2014 activity:
Acquisitions & divestitures	(3)	—	—	3	—	8	—	8
Impairment charges	—	—	—	—	—	—	—	—
Foreign currency translation	(23)	(36)	(18)	(60)	(17)	(27)	(46)	(227)
Balance, December 31, 2014	294	1,390	276	964	277	542	924	4,667
2015 activity:
Acquisitions & divestitures	—	—	—	(6)	1	—	—	(5)
Impairment charges	—	—	—	—	—	—	—	—
Foreign currency translation	(17)	(35)	(17)	(64)	(17)	(26)	(47)	(223)
Balance, December 31, 2015	$277	$1,355	$259	$894	$261	$516	$877	$4,439
Cumulative goodwill impairment charges, December 31, 2015	$24	$83	$60	$15	$5	$7	$46	$240

Income from discontinued operations included a goodwill impairment of $42 million in 2013.

Intangible assets as of December 31, 2015 and 2014 were as follows:

	2015			2014
In millions	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,630	$(943)	$687	$1,638	$(820)	$818
Trademarks and brands	724	(298)	426	707	(249)	458
Patents and proprietary technology	618	(397)	221	622	(354)	268
Other	475	(446)	29	471	(430)	41
Total amortizable intangible assets	3,447	(2,084)	1,363	3,438	(1,853)	1,585
Indefinite-lived intangible assets:
Trademarks and brands	197	—	197	214	—	214
Total intangible assets	$3,644	$(2,084)	$1,560	$3,652	$(1,853)	$1,799

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of 3 to 20 years.

The estimated amortization expense of intangible assets for the future years ending December 31 is as follows:

In millions
2016	$217
2017	196
2018	175
2019	153
2020	134

Other Assets - In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of long-term debt issuance costs. Under the new guidance, long-term debt issuance costs are presented as a reduction of the carrying amount of the related long-term debt. The Company early adopted this guidance in the fourth quarter of 2015 and applied it retrospectively to all periods presented. As of December 31, 2014, the Company restated $38 million of deferred debt issuance costs from Other assets to Long-term debt.

Other assets as of December 31, 2015 and 2014 consisted of the following:

In millions	2015	2014
Cash surrender value of life insurance policies	$428	$418
Prepaid pension assets	191	165
Equity investment in Wilsonart	113	141
Investments	99	110
Customer tooling	88	96
Other	168	181
	$1,087	$1,111

In the fourth quarter of 2012, the Company divested a 51% majority interest in its former Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC ("CD&R"). As a result of the transaction, the Company owns common units (the "Common Units") of Wilsonart International Holdings LLC ("Wilsonart") initially representing approximately 49% (on an as-converted basis) of the total outstanding equity. CD&R owns cumulative convertible participating preferred units (the "Preferred Units") of Wilsonart representing approximately 51% (on an as-converted basis) of the total outstanding equity. The Preferred Units rank senior to the Common Units as to dividends and liquidation preference, and accrue dividends at a rate of 10% per annum. Due to the Company's continuing involvement through its 49% ownership interest in Wilsonart, the former Decorative Surfaces segment was not presented as discontinued operations. The ownership interest in Wilsonart is reported using the equity method of accounting. The Company's proportionate share in income (loss) of Wilsonart is reported in Other income (expense) in the consolidated statement of income. As the Company's investment in Wilsonart is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment.

Accrued Expenses as of December 31, 2015 and 2014 consisted of the following accruals:

In millions	2015	2014
Compensation and employee benefits	$363	$441
Deferred revenue and customer deposits	169	194
Rebates	125	128
Warranties	46	49
Current portion of pension and other postretirement benefit obligations	15	14
Other	418	461
	$1,136	$1,287

The Company accrues for product warranties based on historical experience. The changes in accrued warranties during 2015, 2014 and 2013 were as follows:

In millions	2015	2014	2013
Beginning balance	$49	$50	$51
Charges	(37)	(41)	(44)
Provision charged to expense	36	43	43
Acquisitions and divestitures	—	—	2
Foreign currency translation	(2)	(3)	1
Transfer to liabilities held for sale	—	—	(3)
Ending balance	$46	$49	$50

Debt

Short-term debt represents obligations with a maturity date of one year or less and is stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt. Short-term debt as of December 31, 2015 and 2014 consisted of the following:

In millions	2015	2014
Commercial paper	$498	$1,413
Bank overdrafts	25	62
Current maturities of long-term debt	1	1
Other borrowings	2	—
	$526	$1,476

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. The Company has committed lines of credit of $2.5 billion in the U.S. to support the potential issuances of commercial paper. Of this amount, $1.0 billion is provided under a line of credit agreement with a termination date of August 15, 2018 and $1.5 billion is provided under a line of credit agreement with a termination date of June 8, 2017. No amounts were outstanding under these two facilities at December 31, 2015. As of December 31, 2015, the Company was in compliance with the financial covenants of these line of credit agreements, which include a minimum interest coverage ratio. The weighted-average interest rate on commercial paper was 0.1% at both December 31, 2015 and 2014.

As of December 31, 2015, the Company had unused capacity of approximately $296 million under international debt facilities.

Long-term debt represents obligations with a maturity date greater than one year, and excludes current maturities that have been reclassified to short-term debt.

In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of long-term debt issuance costs. Under the new guidance, long-term debt issuance costs are presented as a reduction of the carrying amount of the related long-term debt. The Company early adopted this guidance in the fourth quarter of 2015 and applied it retrospectively to all periods presented. As of December 31, 2014, the Company restated $38 million of deferred long-term debt issuance costs from Other assets to Long-term debt.

Long-term debt at carrying value and fair value as of December 31, 2015 and 2014 consisted of the following:

		2015		2014
In millions	Effective Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
0.90% notes due February 25, 2017	0.95%	$649	$649	$648	$648
1.95% notes due March 1, 2019	1.98%	647	655	647	651
6.25% notes due April 1, 2019	6.25%	698	790	697	817
4.88% notes due thru December 31, 2020	4.96%	4	4	5	6
3.375% notes due September 15, 2021	3.43%	347	362	347	369
1.75% Euro notes due May 20, 2022	1.86%	536	564	597	640
1.25% Euro notes due May 22, 2023	1.35%	536	538	—	—
3.50% notes due March 1, 2024	3.54%	695	727	694	735
2.125% Euro notes due May 22, 2030	2.18%	536	530	—	—
3.0% Euro notes due May 19, 2034	3.13%	528	569	588	702
4.875% notes due September 15, 2041	4.97%	635	708	635	746
3.9% notes due September 1, 2042	3.96%	1,080	1,051	1,079	1,110
Other borrowings		6	6	7	7
		$6,897	$7,153	$5,944	$6,431
Current maturities		(1)		(1)
		$6,896		$5,943

The approximate fair values of the Company’s long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs, which included market rates for comparable instruments as of December 31, 2015 and 2014.

All of the Company's notes listed above represent senior unsecured obligations ranking equal in right of payment.

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

Scheduled maturities of long-term debt, including current maturities of long-term debt, for the future years ending December 31 are as follows:

In millions
2016	$1
2017	649
2018	—
2019	1,346
2020	4
2021 and future years	4,897
$6,897

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

Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company’s expense related to defined contribution plans was $77 million in 2015, $78 million in 2014, and $72 million in 2013.

In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Germany, Canada and Switzerland.

Summarized information regarding the Company’s significant defined benefit pension and other postretirement benefit plans related to both continuing and discontinued operations is as follows:

	Pension			Other Postretirement Benefits
In millions	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$70	$80	$87	$11	$10	$12
Interest cost	92	103	100	24	24	24
Expected return on plan assets	(151)	(159)	(157)	(25)	(25)	(22)
Amortization of actuarial (gain) loss	60	48	65	(1)	(4)	1
Amortization of prior service cost	1	1	—	1	1	1
Settlement/curtailment (gain) loss	—	1	49	—	(9)	—
	$72	$74	$144	$10	$(3)	$16

Net periodic benefit cost was included in the statement of income as follows:

	Pension			Other Postretirement Benefits
In millions	2015	2014	2013	2015	2014	2013
Income from continuing operations	$72	$69	$131	$10	$6	$14
Income from discontinued operations	—	5	13	—	(9)	2
	$72	$74	$144	$10	$(3)	$16

The pension settlement charges in 2013 included $45 million tied primarily to higher lump sum pension payments resulting from the exit of Decorative Surfaces employees from the Company's U.S. primary pension plan. These charges were included in Income from continuing operations. Refer to the Other Assets note for further details regarding the Decorative Surfaces transaction.

In addition, the Company recognized a $9 million curtailment gain on the U.S. primary postretirement plan in the second quarter of 2014 and a $2 million curtailment charge on the U.S. primary pension plan in the third quarter of 2013 related to the Company's sale of the Industrial Packaging business and the reclassification of the Industrial Packaging business to discontinued operations, respectively. These curtailments were included in Income from discontinued operations.

During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements. The Company used the RP-2014 mortality table to measure its U.S. pension and other postretirement obligations as of December 31, 2014 which resulted in additional actuarial losses of $76 million for pension and $46 million for other postretirement benefits. In 2015, the Company used the updated MP-2015 mortality improvement scale to measure its U.S. pension and other postretirement obligations as of December 31, 2015, which did not have a significant impact.

The following tables provide a rollforward of the plan benefit obligations, plan assets and a reconciliation of funded status for the years ended December 31, 2015 and 2014 for continuing and discontinued operations:

	Pension		Other Postretirement Benefits
In millions	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$2,607	$2,545	$591	$519
Service cost	70	80	11	10
Interest cost	92	103	24	24
Plan participants’ contributions	3	3	13	13
Amendments	1	(5)	—	—
Actuarial (gain) loss	(82)	240	(43)	97
Acquisitions and divestitures	—	(97)	—	(18)
Benefits paid	(169)	(192)	(46)	(46)
Medicare subsidy received	—	—	2	2
Settlement/curtailment (gain) loss	—	(2)	—	(10)
Foreign currency translation	(60)	(68)	—	—
Benefit obligation at December 31	$2,462	$2,607	$552	$591

	Pension		Other Postretirement Benefits
In millions	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets at January 1	$2,557	$2,487	$372	$370
Actual return on plan assets	16	264	(3)	28
Company contributions	97	127	6	7
Plan participants’ contributions	3	3	13	13
Acquisitions/divestitures	—	(65)	—	—
Benefits paid	(169)	(192)	(46)	(46)
Foreign currency translation	(63)	(67)	—	—
Fair value of plan assets at December 31	$2,441	$2,557	$342	$372
Funded status	$(21)	$(50)	$(210)	$(219)
Other immaterial plans	(50)	(52)	(5)	(5)
Net liability at December 31	$(71)	$(102)	$(215)	$(224)
The amounts recognized in the statement of financial position as of December 31 consist of:
Other assets	$191	$165	$—	$—
Accrued expenses	(11)	(10)	(4)	(4)
Other noncurrent liabilities	(251)	(257)	(211)	(220)
Net liability at end of year	$(71)	$(102)	$(215)	$(224)
The pre-tax amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain) loss	$631	$638	$(20)	$(6)
Prior service cost	—	1	(1)	(1)
	$631	$639	$(21)	$(7)
Accumulated benefit obligation	$2,297	$2,361
Plans with accumulated benefit obligation in excess of plan assets as of December 31:
Projected benefit obligation	$164	$168
Accumulated benefit obligation	$152	$154
Fair value of plan assets	$25	$26

Assumptions

The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.95%	3.70%	4.32%	4.55%	4.15%	4.95%
Rate of compensation increases	3.72%	3.72%	3.72%	—%	—%	—%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.70%	4.32%	3.85%	4.15%	4.95%	4.15%
Expected return on plan assets	6.54%	7.02%	7.28%	7.00%	7.00%	7.00%
Rate of compensation increases	3.72%	3.72%	3.86%	—%	—%	—%

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

	2015	2014	2013
Health care cost trend rate assumed for the next year	6.00%	8.00%	8.00%
Ultimate trend rate	4.50%	4.50%	5.00%
Year the rate reaches the ultimate trend rate	2021	2022	2020

A one percentage-point change in assumed health care cost trend rates would have the following impact:

In millions	1 Percentage-Point Increase	1 Percentage-Point Decrease
Change in service cost and interest cost for 2015	$—	$(1)
Change in postretirement benefit obligation at December 31, 2015	$7	$(14)

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

The following tables present the fair value of the Company’s pension and other postretirement benefit plan assets at December 31, 2015 and 2014, by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

	2015
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$53	$53	$—	$—
Equity securities:
Domestic	1	1	—	—
Foreign	62	62	—	—
Fixed income securities:
Government securities	285	—	285	—
Corporate debt securities	483	—	483	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Mutual funds	145	145	—	—
Collective trust funds	1,347
Partnerships/private equity interests	66
Other	(2)	—	(2)	—
	$2,441	$261	$766	$1
Other Postretirement Benefit Plan Assets:
Cash and equivalents	$8	$8	$—	$—
Life insurance policies	334
	$342	$8	$—	$—

	2014
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$164	$164	$—	$—
Equity securities:
Domestic	1	1	—	—
Foreign	72	72	—	—
Fixed income securities:
Government securities	286	—	286	—
Corporate debt securities	378	—	378	—
Mortgage-backed securities	8	—	8	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Mutual funds	317	317	—	—
Collective trust funds	1,252
Partnerships/private equity interests	77
Other	1	—	—	1
	$2,557	$554	$672	$2
Other Postretirement Benefit Plan Assets:
Cash and equivalents	$11	$11	$—	$—
Life insurance policies	361
	$372	$11	$—	$—

Cash and equivalents include cash on hand and instruments with original maturities of three months or less and are valued at cost, which approximates fair value. Equity securities primarily include common and preferred equity securities covering a wide range of industries and geographies that are traded in active markets and are valued based on quoted prices. Fixed income securities primarily consist of U.S. and foreign government bills, notes and bonds, corporate debt securities, asset-

backed securities and investment contracts. The majority of the assets in this category are valued by evaluating bid prices provided by independent financial data services. For securities where market data is not readily available, unobservable market data is used to value the security. Mutual funds are traded in active markets and are valued based on quoted prices. The underlying investments include small-cap equity, international equity and long- and short-term fixed income instruments. Other primarily includes derivative instruments such as interest rate swaps used by fixed income investment managers to offset interest rate sensitivity.

In May 2015, the FASB issued authoritative guidance removing investments measured at net asset value from the fair value hierarchy disclosures as a practical expedient. The Company early adopted this guidance in the fourth quarter of 2015 and applied it retrospectively to all periods presented. Adoption of this guidance resulted in the removal of $1.7 billion of pension and other postretirement plan assets from the Company's fair value hierarchy disclosures as of December 31, 2014. These investments include collective trust funds, partnerships/private equity interests and life insurance policies. Collective trust funds are private funds that are valued at net asset value based on the value of the underlying investments which can be redeemed on a daily basis. The underlying investments include both passively and actively managed U.S. and foreign large- and mid-cap equity funds and short-term investment funds. Partnerships/private equity interests are investments in partnerships where the benefit plan is a limited partner. The investments are valued by the investment managers on a periodic basis using pricing models that use market, income and cost valuation methods. Distributions are received from these funds on a periodic basis through the liquidation of the underlying assets of the fund. Life insurance policies are used to fund other postretirement benefits in order to obtain favorable tax treatment and are valued based on the cash surrender value of the underlying policies. The Company has selected the funds which these assets are invested in and may elect to withdraw funds with proper notice to the insurance company or maintain the policies and receive death benefits as determined by the contracts.

Cash Flows

The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $73 million to its pension plans and $5 million to its other postretirement benefit plans in 2016.

The Company’s portion of the benefit payments that are expected to be paid during the years ending December 31 is as follows:

In millions	Pension	Other Postretirement Benefits
2016	$173	$35
2017	176	37
2018	178	38
2019	180	39
2020	178	39
Years 2021-2025	872	199

Other Noncurrent Liabilities at December 31, 2015 and 2014 consisted of the following:

In millions	2015	2014
Pension benefit obligation	$251	$257
Postretirement benefit obligation	211	220
Other	519	525
	$981	$1,002

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

Common Stock, with a par value of $0.01, Additional Paid-In-Capital and Common Stock Held in Treasury transactions during 2015, 2014, and 2013 are shown below.

	Common Stock		Additional Paid-In- Capital	Common Stock Held in Treasury
In millions	Shares	Amount	Amount	Shares	Amount
Balance, December 31, 2012	549.6	$5	$1,012	(94.5)	$(4,722)
During 2013-
Shares issued for stock options	0.4	1	9	4.0	198
Shares withheld for taxes	—	—	—	(0.2)	(11)
Shares issued for stock compensation and vesting of restricted stock	—	—	(28)	0.6	28
Stock compensation expense	—	—	36	—	1
Noncontrolling interest	—	—	(8)	—	—
Tax benefits related to stock options	—	—	23	—	—
Tax benefits related to defined contribution plans	—	—	2	—	—
Repurchases of common stock	—	—	—	(29.7)	(2,170)
Balance, December 31, 2013	550.0	6	1,046	(119.8)	(6,676)
During 2014-
Shares issued for stock options	—	—	—	3.0	148
Shares withheld for taxes	—	—	—	(0.1)	(14)
Shares issued for stock compensation and vesting of restricted stock	—	—	(26)	0.5	26
Stock compensation expense	—	—	39	—	—
Tax benefits related to stock options	—	—	33	—	—
Tax benefits related to defined contribution plans	—	—	4	—	1
Repurchases of common stock	—	—	—	(50.4)	(4,283)
Balance, December 31, 2014	550.0	6	1,096	(166.8)	(10,798)
During 2015-
Shares issued for stock options	—	—	(2)	1.2	61
Shares withheld for taxes	—	—	—	(0.1)	(11)
Shares issued for stock compensation and vesting of restricted stock	—	—	(19)	0.4	19
Stock compensation expense	—	—	39	—	2
Noncontrolling interest	—	—	(2)	—	—
Tax benefits related to stock options	—	—	20	—	—
Tax benefits related to defined contribution plans	—	—	3	—	—
Repurchases of common stock	—	—	—	(21.0)	(2,002)
Balance, December 31, 2015	550.0	$6	$1,135	(186.3)	$(12,729)
Authorized, December 31, 2015	700.0

On May 6, 2011, the Company’s Board of Directors authorized a stock repurchase program, which provided for the repurchase of up to $4.0 billion of the Company’s common stock over an open-ended period of time (the "2011 Program"). Under the 2011 Program, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $43.20 per share during 2011, approximately 35.5 million shares of its common stock at an average price of $56.93 per share during

2012 and approximately 26.4 million shares of its common stock at an average price of $71.89 per share during 2013. As of December 31, 2013, there were no authorized repurchases remaining under the 2011 Program.

On August 2, 2013, the Company’s Board of Directors authorized a new stock repurchase program, which provided for the repurchase of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the "2013 Program"). Under the 2013 Program, the Company repurchased approximately 3.3 million shares of its common stock at an average price of $81.62 per share during 2013, approximately 50.4 million shares of its common stock at an average price of $84.92 per share during 2014, and approximately 14.9 million shares of its common stock at an average price of $96.84 during 2015. As of December 31, 2015, there were no authorized repurchases remaining under the 2013 Program.

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program, which provides for the repurchase of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the "2015 Program"). Under the 2015 Program, the Company repurchased approximately 6.1 million shares of its common stock at an average price of $91.78 per share during 2015. As of December 31, 2015, there was approximately $5.4 billion of authorized repurchases remaining under the 2015 Program.

Cash Dividends declared were $2.07 per share in 2015, $1.81 per share in 2014 and $1.60 per share in 2013. Cash dividends paid were $2.005 per share in 2015, $1.745 per share in 2014 and $1.18 per share in 2013. Cash dividends paid during 2013 do not include the dividend payment of $0.38 per share originally scheduled to be paid in January 2013, which was accelerated and paid in December 2012.

Accumulated Other Comprehensive Income (Loss)—In March 2013, new accounting guidance was issued which clarifies that an entity should release cumulative translation adjustments into net income when the entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, which is consistent with the Company's prior accounting policy. The new guidance became effective for the Company on January 1, 2014 and did not have any impact on the Company's financial statements.

The changes in accumulated other comprehensive income (loss) during 2015, 2014 and 2013 were as follows:

In millions	2015	2014	2013
Beginning balance	$(658)	$384	$293

Foreign currency translation adjustments during the period	(800)	(806)	(200)
Foreign currency translation adjustments reclassified to income	—	(133)	7
Income taxes	(60)	—	—
Total foreign currency translation adjustments	(860)	(939)	(193)

Pension and other postretirement benefit adjustments during the period	(41)	(224)	327
Pension and other postretirement benefit adjustments reclassified to income	61	54	122
Income taxes	(6)	67	(165)
Total pension and other postretirement benefit adjustments	14	(103)	284

Ending balance	$(1,504)	$(658)	$384

Foreign currency translation adjustments reclassified to income are primarily related to the disposal of certain discontinued operations and were included in the related gain or loss upon disposal. Refer to the Discontinued Operations note for additional information regarding the sale of the Company's discontinued operations.

Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial losses and prior service cost, and settlement and curtailment charges recognized in net periodic benefit cost. Refer to the Pension and Other Postretirement Benefits note for the amounts included in net periodic benefit cost. Pension and other postretirement benefit adjustments reclassified to income also include the reclass of deferred losses of $6 million for each of the years ended December 31, 2014 and 2013 related to the disposal of certain discontinued operations. Refer to the Discontinued Operations note for additional information regarding the sale of the Company's discontinued operations.

The Company designated €1.0 billion of Euro notes issued in May 2014 and €1.0 billion of Euro notes issued in May 2015 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The cumulative unrealized gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $308 million and $158 million as of December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015 and 2014, the ending balance of Accumulated other comprehensive income (loss) consisted of cumulative translation adjustment losses of $1.1 billion and $265 million, respectively, and unrecognized pension and other postretirement benefits costs of $379 million and $393 million, respectively. The estimated unrecognized benefit cost that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in 2016 is $43 million for pension and other postretirement benefits.

Stock-Based Compensation—On May 8, 2015 (the "Effective Date"), the 2015 Long-Term Incentive Plan (the "2015 Plan") was approved by shareholders. As of the Effective Date, no additional awards will be granted to employees under the 2011 Long-Term Incentive Plan (the "2011 Plan"). The significant terms of stock options and restricted stock units ("RSUs") were not changed under the 2015 Plan. Stock options and RSUs have been issued to officers and other management employees under these plans. Stock options generally vest over a four-year period and have a maturity of ten years from the issuance date. RSUs generally "cliff" vest after a three-year period and include units with and without performance criteria. RSUs with performance criteria provide for full "cliff" vesting after three years if the Compensation Committee certifies that the performance goals have been met. Upon vesting, the holder will receive one share of common stock of the Company for each vested RSU.

Prior to February 2013, the Company generally issued new shares from its authorized but unissued share pool to cover the exercised options and vested RSUs. Commencing in February 2013, the Company began issuing shares from treasury stock. As of December 31, 2015, approximately 17 million shares of ITW common stock were reserved for issuance under these plans.

The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards. The following table summarizes the Company’s stock-based compensation expense:

In millions	2015	2014	2013
Pre-tax compensation expense	$35	$34	$30
Tax benefit	(12)	(12)	(10)
Total stock-based compensation expense, net of tax	$23	$22	$20

There was no pre-tax stock-based compensation expense included in income from discontinued operations in 2015. Pre-tax stock-based compensation expense included in Income from discontinued operations was $5 million in 2014 and $6 million in 2013.

The following table summarizes activity related to non-vested RSUs during 2015:

Shares in millions	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2015	1.0	$60.68
Granted	0.3	92.44
Vested	(0.4)	52.11
Canceled	(0.1)	70.96
Unvested, December 31, 2015	0.8	73.58

The following table summarizes stock option activity for the year ended December 31, 2015:

In millions except exercise price and contractual terms	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2015	7.1	$56.25
Granted	0.6	98.26
Exercised	(1.2)	49.41
Canceled or expired	(0.1)	71.41
Under option, December 31, 2015	6.4	61.44	5.7	$201
Exercisable, December 31, 2015	4.5	54.19	4.7	$175

The fair value of RSUs is determined by reducing the closing market price on the date of the grant by the present value of projected dividends over the vesting period. Stock option exercise prices are equal to the common stock fair market value on the date of grant. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the models:

	2015	2014	2013
Risk-free interest rate	0.23-2.25%	0.16-2.83%	0.2-2.9%
Weighted-average volatility	23.0%	22.9%	21.1%
Dividend yield	2.11%	2.46%	2.72%
Expected years until exercise	6.9-8.0	6.7-7.9	6.6-7.6

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

The weighted-average grant-date fair value of stock options granted during 2015, 2014 and 2013 was $20.58, $15.14 and $10.06 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $55 million, $115 million and $108 million, respectively. As of December 31, 2015, there was $12 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years. Exercise of stock options during the years ended December 31, 2015, 2014 and 2013 resulted in cash receipts of $59 million, $148 million and $206 million, respectively. The total fair value of vested stock option awards during the years ended December 31, 2015, 2014 and 2013 was $13 million, $16 million and $16 million, respectively.

As of December 31, 2015, there was $18 million of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.5 years. The total fair value of vested RSU awards during the years ended December 31, 2015, 2014 and 2013 was $20 million, $27 million and $23 million, respectively.

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

The following is a description of the Company's seven segments:

Automotive OEM—This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications.

Test & Measurement and Electronics—This segment is a branded and innovative producer of test and measurement and electronic manufacturing and MRO solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics.

Food Equipment—This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings.

Polymers & Fluids—This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance.

Welding—This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications.

Construction Products—This segment is a branded supplier of innovative engineered fastening systems and solutions.

Specialty Products—This segment is focused on diversified niche market opportunities that deliver strong operating results with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners.

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis.

Segment information for 2015, 2014 and 2013 was as follows:

In millions	2015	2014	2013
Operating revenue:
Automotive OEM	$2,529	$2,590	$2,396
Test & Measurement and Electronics	1,969	2,204	2,176
Food Equipment	2,096	2,177	2,047
Polymers & Fluids	1,712	1,927	1,993
Welding	1,650	1,850	1,837
Construction Products	1,587	1,707	1,717
Specialty Products	1,885	2,055	2,007
Intersegment revenue	(23)	(26)	(38)
Total	$13,405	$14,484	$14,135
Operating income:
Automotive OEM	$613	$600	$490
Test & Measurement and Electronics	322	340	321
Food Equipment	498	453	385
Polymers & Fluids	335	357	335
Welding	415	479	464
Construction Products	316	289	238
Specialty Products	439	440	408
Total Segments	2,938	2,958	2,641
Unallocated	(71)	(70)	(127)
Total	$2,867	$2,888	$2,514
Depreciation and amortization and impairment of goodwill and intangible assets:
Automotive OEM	$76	$79	$80
Test & Measurement and Electronics	110	115	119
Food Equipment	48	52	50
Polymers & Fluids	95	99	103
Welding	37	38	37
Construction Products	36	43	49
Specialty Products	75	81	84
Total Segments	477	507	522
Discontinued Operations	—	—	91
Total	$477	$507	$613
Plant and equipment additions:
Automotive OEM	$106	$96	$119
Test & Measurement and Electronics	32	56	39
Food Equipment	37	47	37
Polymers & Fluids	20	28	28
Welding	23	36	35
Construction Products	26	41	32
Specialty Products	40	54	47
Total Segments	284	358	337
Discontinued Operations	—	3	31
Total	$284	$361	$368
Identifiable assets:
Automotive OEM	$1,419	$1,454	$1,571
Test & Measurement and Electronics	2,448	2,615	2,772
Food Equipment	1,054	1,123	1,184
Polymers & Fluids	2,034	2,257	2,420
Welding	747	879	936
Construction Products	1,129	1,249	1,309
Specialty Products	1,659	1,798	1,939
Total Segments	10,490	11,375	12,131
Corporate	5,239	6,090	5,632
Assets held for sale	—	—	1,836
Total	$15,729	$17,465	$19,599

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

Enterprise-wide information for 2015, 2014 and 2013 was as follows:

In millions	2015	2014	2013
Operating Revenue by Geographic Region:
United States	$6,167	$6,191	$6,030
Canada/Mexico	928	993	973
Total North America	7,095	7,184	7,003
Europe, Middle East and Africa	3,725	4,319	4,162
Asia Pacific	2,197	2,427	2,366
South America	388	554	604
	$13,405	$14,484	$14,135

Operating revenue by geographic region is based on the customers' locations. Long-lived assets in any single country outside of the U.S. did not exceed 10% of the Company's total long-lived assets. No single customer accounted for more than 5% of consolidated revenues in 2015, 2014 or 2013. Additionally, the Company has thousands of product lines within its businesses; therefore, providing operating revenue by product line is not practicable.

QUARTERLY AND COMMON STOCK DATA (UNAUDITED)

Quarterly Financial Data

The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In millions except per share amounts	2015	2014	2015	2014	2015	2014	2015	2014
Operating revenue	$3,342	$3,569	$3,434	$3,719	$3,354	$3,692	$3,275	$3,504
Cost of revenue	1,970	2,158	2,024	2,219	1,953	2,182	1,941	2,114
Operating income	697	667	730	763	761	772	679	686
Income from continuing operations	458	428	480	494	511	507	450	461
Income (loss) from discontinued operations	—	45	—	998	—	24	—	(11)
Net income	458	473	480	1,492	511	531	450	450
Income per share from continuing operations:
Basic	1.22	1.01	1.31	1.22	1.40	1.29	1.24	1.19
Diluted	1.21	1.01	1.30	1.21	1.39	1.28	1.23	1.18
Net income per share:
Basic	1.22	1.12	1.31	3.69	1.40	1.35	1.24	1.17
Diluted	1.21	1.11	1.30	3.66	1.39	1.34	1.23	1.16

In the second quarter of 2014, the Company recorded an after-tax gain of $1.1 billion, or $2.82 per diluted share, related to the sale of the Industrial Packaging business, which was included in Income (loss) from discontinued operations.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2015. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2015 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the captions "Election of Directors" and "Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board of Directors and Its Committees" and "Audit Committee Report" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers."

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption "Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

This information is incorporated by reference from the information under the captions "NEO Compensation," "Director Compensation," "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions "Ownership of ITW Stock" and "Equity Compensation Plan Information" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions "Ownership of ITW Stock," "Certain Relationships and Related Transactions" and "Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions "Corporate Governance Policies and Practices" and "Categorical Standards for Director Independence" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services

This information is incorporated by reference from the information under the captions "Ratification of the Appointment of Independent Registered Public Accounting Firm" and "Audit Fees" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

(3) Exhibits

(i) See the Exhibit Index within this Annual Report on Form 10-K.

(ii) Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2015, with the exception of the Officers' Certificates related to the 0.90% Notes due 2017, the 1.95% Notes due 2019, the 6.25% Notes due 2019, the 3.375% Notes due 2021, the 1.75% Euro Notes due 2022, the 1.25% Euro Notes due 2023, the 3.50% Notes due 2024, the 2.125% Euro Notes due 2030, the 3.00% Euro Notes due 2034, the 4.875% Notes due 2041, and the 3.90% Notes due 2042, which are described as Exhibit numbers 4(a) through (h) in the Exhibit Index. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February 2016.

ILLINOIS TOOL WORKS INC.

By:	/s/ E. SCOTT SANTI
E. Scott Santi
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 11th day of February 2016.

Signatures	Title

/s/ E. SCOTT SANTI	Chairman & Chief Executive Officer, Director
E. Scott Santi	(Principal Executive Officer)

/s/ MICHAEL M. LARSEN	Senior Vice President & Chief Financial Officer
Michael M. Larsen	(Principal Financial Officer)

/s/ RANDALL J. SCHEUNEMAN	Vice President & Chief Accounting Officer
Randall J. Scheuneman	(Principal Accounting Officer)

DANIEL J. BRUTTO	Director

SUSAN CROWN	Director

JAMES W. GRIFFITH	Director

RICHARD H. LENNY	Director

ROBERT S. MORRISON	Director

JAMES A. SKINNER	Director

DAVID B. SMITH, JR.	Director

PAMELA B. STROBEL	Director

KEVIN M. WARREN	Director

ANRÉ D. WILLIAMS	Director

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
2015

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

3(b)
By-laws of Illinois Tool Works Inc., as amended and restated as of December 11, 2015, filed as Exhibit 3(b)(ii) to the Company’s Form 8-K filed on December 17, 2015 (Commission File No. 1-4797) and incorporated herein by reference.

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

4(e)
Officers' Certificate dated August 28, 2012, establishing the terms, and setting forth the forms, of the 3.9% Notes due 2042, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 28, 2012 (Commission File No. 001-4797) and incorporated herein by reference.

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

4(h)
Officers’ Certificate dated May 19, 2015, establishing the terms, and setting forth the forms, of the 1.25% Euro Notes due 2023 and the 2.125% Euro Notes due 2030, filed as Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2015 (Commission File No. 001-04797) and incorporated herein by reference.

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

Exhibit Number	Description
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

10(e)*
Illinois Tool Works Inc. 2015 Long-Term Incentive Plan effective May 8, 2015, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (Commission File No. 1-4797) and incorporated herein by reference.

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

10(m)*	Form of Long-Term Incentive Cash Grant filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(n)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

10(o)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

10(p)*
Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

10(q)*	Form of Long-Term Incentive Cash Grant filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

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
10(x)*
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
**
The following financial information from Illinois Tool Works Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Income Reinvested in the Business (iv) Statement of Financial Position, (v) Statement of Cash Flows and (vi) related Notes to Financial Statements.