Form 10-Q
period 2016-03-31
ILLINOIS TOOL WORKS INC
filed 2016-05-06
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2016: 359,370,351.

Part I – Financial Information

Item 1 – Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2016	2015
Operating Revenue	$3,274	$3,342
Cost of revenue	1,896	1,970
Selling, administrative, and research and development expenses	597	616
Amortization and impairment of intangible assets	59	59
Operating Income	722	697
Interest expense	(58)	(54)
Other income (expense)	4	21
Income Before Taxes	668	664
Income Taxes	200	206
Net Income	$468	$458

Net Income Per Share:
Basic	$1.29	$1.22
Diluted	$1.29	$1.21

Cash Dividends Per Share:
Paid	$0.55	$0.485
Declared	$0.55	$0.485

Shares of Common Stock Outstanding During the Period:
Average	362.0	376.6
Average assuming dilution	363.9	379.2

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2016	2015
Net Income	$468	$458
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	164	(577)
Pension and other postretirement benefit adjustments, net of tax	8	9
Comprehensive Income (Loss)	$640	$(110)

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and equivalents	$2,448	$3,090
Trade receivables	2,394	2,203
Inventories	1,134	1,086
Prepaid expenses and other current assets	265	341
Total current assets	6,241	6,720

Net plant and equipment	1,598	1,577
Goodwill	4,504	4,439
Intangible assets	1,501	1,560
Deferred income taxes	505	346
Other assets	1,088	1,087
	$15,437	$15,729

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$650	$526
Accounts payable	525	449
Accrued expenses	1,086	1,136
Cash dividends payable	198	200
Income taxes payable	257	57
Total current liabilities	2,716	2,368

Noncurrent Liabilities:
Long-term debt	6,353	6,896
Deferred income taxes	151	256
Other liabilities	995	981
Total noncurrent liabilities	7,499	8,133

Stockholders’ Equity:
Common stock	6	6
Additional paid-in-capital	1,141	1,135
Income reinvested in the business	18,586	18,316
Common stock held in treasury	(13,183)	(12,729)
Accumulated other comprehensive income (loss)	(1,332)	(1,504)
Noncontrolling interest	4	4
Total stockholders’ equity	5,222	5,228
	$15,437	$15,729

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2016	2015
Cash Provided by (Used for) Operating Activities:
Net income	$468	$458
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	58	59
Amortization and impairment of intangible assets	59	59
Change in deferred income taxes	(213)	11
Provision for uncollectible accounts	3	2
(Income) loss from investments	(2)	1
(Gain) loss on sale of plant and equipment	1	—
(Gain) loss on sale of operations and affiliates	—	(16)
Stock-based compensation expense	9	14
Other non-cash items, net	4	15
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(155)	(173)
Inventories	(29)	(58)
Prepaid expenses and other assets	(21)	17
Increase (decrease) in-
Accounts payable	45	62
Accrued expenses and other liabilities	(67)	(131)
Income taxes	318	123
Other, net	1	(1)
Net cash provided by (used for) operating activities	479	442
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(2)	(2)
Additions to plant and equipment	(57)	(83)
Proceeds from investments	6	1
Proceeds from sale of plant and equipment	2	8
Proceeds from sales of operations and affiliates	1	28
Other, net	—	(10)
Net cash provided by (used for) investing activities	(50)	(58)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(200)	(186)
Issuance of common stock	39	31
Repurchases of common stock	(480)	(1,479)
Net proceeds from (repayments of) debt with original maturities of three months or less	(525)	233
Excess tax benefits from stock-based compensation	13	16
Other, net	(10)	(12)
Net cash provided by (used for) financing activities	(1,163)	(1,397)
Effect of Exchange Rate Changes on Cash and Equivalents	92	(305)
Cash and Equivalents:
Increase (decrease) during the period	(642)	(1,318)
Beginning of period	3,090	3,990
End of period	$2,448	$2,672
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$65	$65
Cash Paid During the Period for Income Taxes, Net of Refunds	$70	$42

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Financial Statements

The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2015 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

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

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. Under the new guidance, a lessee will be required to recognize a lease liability and lease asset for all leases, including operating leases, with a lease term greater than twelve months in the statement of financial position. Subsequent measurement, including presentation of expenses and cash flows, will depend on the classification of the lease as either a financing or operating lease. In addition, several new disclosures will be required. This guidance is effective for the Company beginning January 1, 2019. The Company is currently assessing the potential impact the guidance will have upon adoption.

In March 2016, the FASB issued authoritative guidance that includes several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and cash flow statement classification. The new guidance will require recognition of the income tax effects associated with the vesting or settlement of stock-based awards in income tax expense rather than additional paid-in-capital. The income tax effects will also be presented as an operating cash flow in the statement of cash flows rather than a financing activity. This guidance is effective for the Company beginning January 1, 2017, with early adoption permitted. The Company is currently assessing the potential impact the guidance will have upon adoption.

(2)    Income Taxes

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $122 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

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

(3)    Inventories

Inventories as of March 31, 2016 and December 31, 2015 were as follows:

In millions	March 31, 2016	December 31, 2015
Raw material	$418	$415
Work-in-process	145	130
Finished goods	653	622
LIFO reserve	(82)	(81)
Total inventories	$1,134	$1,086

(4)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$16	$18	$2	$3
Interest cost	23	23	6	6
Expected return on plan assets	(37)	(38)	(6)	(6)
Amortization of actuarial (gain) loss	11	15	—	—
Net periodic benefit (income) cost	$13	$18	$2	$3

The Company expects to contribute approximately $73 million to its pension plans and $5 million to its other postretirement plans in 2016. As of March 31, 2016, contributions of $5 million to pension plans and $1 million to other postretirement plans have been made.

(5)    Debt

Short-term debt as of December 31, 2015 included commercial paper of $498 million. There was no commercial paper outstanding as of March 31, 2016. In addition, in the first quarter of 2016, the Company reclassified $649 million related to the 0.90% notes due February 25, 2017 from Long-term debt to Short-term debt.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2016 and December 31, 2015 were as follows:

In millions	March 31, 2016	December 31, 2015
Fair value	$7,603	$7,153
Carrying value	7,003	6,897

The approximate fair values of the Company's long-term debt, including current maturities, were based on a Level 2 valuation model, using observable inputs which included market rates for comparable instruments for the respective periods.

(6)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
In millions	2016	2015
Beginning balance	$(1,504)	$(658)

Foreign currency translation adjustments during the period	124	(527)
Foreign currency translation adjustments reclassified to income	1	—
Income taxes	39	(50)
Foreign currency translation adjustments, net of tax	164	(577)

Pension and other postretirement benefit adjustments during the period	1	(2)
Pension and other postretirement benefit adjustments reclassified to income	11	15
Income taxes	(4)	(4)
Pension and other postretirement benefit adjustments, net of tax	8	9

Ending balance	$(1,332)	$(1,226)

Pension and other postretirement benefit adjustments reclassified to income relate to the amortization of actuarial losses. Refer to the Pension and Other Postretirement Benefits note for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the Euro notes were $1.1 billion and $1.1 billion, respectively, as of March 31, 2016. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $204 million and $308 million as of March 31, 2016 and December 31, 2015, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of March 31, 2016 and 2015 consisted of cumulative translation adjustment losses, net of tax, of $961 million and $842 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $371 million and $384 million, respectively.

(7)    Segment Information

The Company has seven reportable segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding operating revenue and operating income for the Company's segments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with 84 divisions in 57 countries. As of December 31, 2015, the Company employed approximately 48,000 persons.

The Company's operations are organized and managed based on similar product offerings and similar end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2015 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

In the first quarter, the Company delivered solid financial results primarily attributable to the continued successful execution of enterprise initiatives despite challenging end market conditions and foreign currency translation headwinds.

The Company’s consolidated results of operations for the first quarter of 2016 and 2015 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$3,274	$3,342	(2.0)%	0.7%	(0.1)%	—%	—%	(2.6)%	(2.0)%
Operating income	$722	$697	3.7%	6.2%	(0.1)%	0.6%	(0.4)%	(2.6)%	3.7%
Operating margin %	22.1%	20.9%	120 bps	110 bps	—	10 bps	—	—	120 bps

•	Operating revenue decreased 2.0% primarily due to the unfavorable effect of foreign currency translation.

•	Organic revenue grew 0.7% as consumer-facing businesses increased 3.3%, representing approximately 60% of total revenues, partially offset by a decline of 3.1% in the industrial-facing businesses.

◦
Construction Products, Automotive OEM, Food Equipment and Specialty Products had solid worldwide organic revenue growth primarily due to higher end market demand, penetration gains and product innovation. Organic revenue declined in the Welding and Test & Measurement and Electronics segments primarily as a result of lower demand in the oil and gas end markets and the impact of a challenging capital spending environment.

◦	PLS activities associated with the portfolio management component of the Company's Enterprise Strategy reduced organic revenue growth by approximately one percentage point.

◦
North American organic revenue increased 1.8% as growth in the Construction Products, Automotive OEM, Food Equipment and Specialty Products segments was partially offset by a decline in the Welding and Test & Measurement and Electronics segments.

◦
Europe, Middle East and Africa organic revenue increased 0.5%. Growth in the Automotive OEM and Food Equipment segments was partially offset by a decline in the Welding and Test & Measurement and Electronics segments.

◦	Asia Pacific organic revenue decreased 1.8% primarily due to a decline in the Welding and Test & Measurement and Electronics segments, partially offset by growth in the Construction Products segment.

•	Operating income of $722 million increased 3.7%. Excluding the negative impact from foreign currency translation of 2.6%, operating income would have increased 6.3%.

•
First quarter record operating margin of 22.1% increased 120 basis points primarily due to the benefit of the Company's enterprise initiatives that contributed 130 basis points, favorable price/cost and positive operating leverage each contributed 20 basis points, partially offset by additional investment in the business and overhead inflation.

•	Diluted earnings per share (EPS) of $1.29 increased 6.6%. Excluding the negative impact of foreign currency of $0.04 per diluted share, EPS would have increased 9.9%.

•	Free cash flow was $422 million in the first quarter of 2016. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•	The Company repurchased approximately 5.3 million shares of its common stock in the first quarter of 2016 for approximately $500 million.

•	Total cash dividends of $200 million were paid in the first quarter of 2016.

•
First quarter record adjusted after-tax return on average invested capital was 21.2%, an increase of 180 basis points. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2016 and 2015 were as follows:

	Three Months Ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2016	2015	2016	2015
Automotive OEM	$656	$653	$173	$163
Food Equipment	499	495	122	112
Test & Measurement and Electronics	464	483	72	71
Welding	389	433	93	117
Polymers & Fluids	418	441	84	88
Construction Products	384	381	81	63
Specialty Products	468	462	122	104
Intersegment revenues	(4)	(6)	—	—
Unallocated	—	—	(25)	(21)
Total	$3,274	$3,342	$722	$697

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2016 and 2015 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$656	$653	0.4%	2.7%	—%	—%	(2.3)%	0.4%
Operating income	$173	$163	5.7%	8.0%	—%	(0.2)%	(2.1)%	5.7%
Operating margin %	26.4%	25.0%	140 bps	130 bps	—	—	10 bps	140 bps

•	Operating revenue increased due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Worldwide automotive organic revenue grew 2.7% as a result of penetration gains, exceeding worldwide auto build growth of 1%.

◦	North American organic revenue grew 4.1%, in line with auto builds for the Detroit 3 where the company has higher content, versus total North America auto build growth of 5%.

◦	European organic revenue growth of 3.3% exceeded auto builds which grew 2%.

◦
Asia Pacific organic revenue increased 0.8%. China organic revenue growth of 5.8% exceeded Chinese auto builds of 4%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 1%.

•
Operating margin was 26.4%. The increase of 140 basis points was primarily driven by the net benefits from the Company's enterprise initiatives and cost management of 80 basis points, positive operating leverage of 30 basis points and favorable price/cost of 20 basis points.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food institutional/restaurant, food service and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the first quarter of 2016 and 2015 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$499	$495	0.8%	3.2%	—%	—%	(2.4)%	0.8%
Operating income	$122	$112	9.3%	11.7%	—%	(0.3)%	(2.1)%	9.3%
Operating margin %	24.5%	22.6%	190 bps	180 bps	—	—	10 bps	190 bps

•	Operating revenue increased due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 3.2% as equipment and service organic revenue grew 4.0% and 2.2%, respectively.

◦
North American organic revenue increased 4.6%. North American equipment revenue increased 5.2% primarily due to strong end market demand in the refrigeration and cooking businesses. Service revenue in North America increased 3.7%.

◦
International organic revenue increased 1.4%. International equipment organic revenue increased 2.6% primarily due to growth in Europe and Asia, partially offset by a decline in Brazil. International service organic revenue was essentially flat.

•
Operating margin was 24.5%. The 190 basis point improvement was primarily driven by positive operating leverage of 70 basis points, the net benefits of the Company's enterprise initiatives and cost management of 60 basis points and favorable price/cost of 50 basis points.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2016 and 2015 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$464	$483	(3.9)%	(1.9)%	—%	—%	(2.0)%	(3.9)%
Operating income	$72	$71	1.6%	3.5%	—%	0.5%	(2.4)%	1.6%
Operating margin %	15.5%	14.7%	80 bps	80 bps	—	—	—	80 bps

•	Operating revenue decreased 3.9% due to the unfavorable effect of foreign currency translation and the decrease in organic revenue.

•	Organic revenue decreased 1.9%.

◦	Organic revenue for the worldwide test and measurement businesses decreased 2.6% primarily due to the impact of a weak capital spending environment in North America and Europe.

◦
Worldwide electronics organic revenue decreased 1.2% primarily due to a decline in the other electronics businesses, which was driven by PLS activities in the pressure sensitive adhesives businesses in Asia Pacific, partially offset by growth in the electronics assembly businesses in North America.

•
Operating margin was 15.5%, an increase of 80 basis points. The net benefits resulting from the Company's enterprise initiatives and cost management of 110 basis points and favorable price/cost of 30 basis points were partially offset by negative operating leverage of 60 basis points.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, MRO, construction, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the first quarter of 2016 and 2015 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$389	$433	(10.0)%	(8.5)%	—%	—%	(1.5)%	(10.0)%
Operating income	$93	$117	(20.0)%	(14.3)%	(2.7)%	(2.6)%	(0.4)%	(20.0)%
Operating margin %	23.9%	26.9%	(300) bps	(170) bps	(80) bps	(70) bps	20 bps	(300) bps

•	Operating revenue decreased due to the decline in organic revenue and the unfavorable effect of foreign currency translation.

•	Worldwide organic revenue decreased 8.5% due to the impact of a soft capital spending environment and lower demand in the oil and gas end markets.

◦	North American organic revenue declined 6.6% primarily due to decreases across the oil and gas and industrial end markets.

◦	International organic revenue decreased 14.9% primarily due to weak oil and gas end markets in Asia Pacific and Europe.

•
Operating margin was 23.9%. The decline of 300 basis points was primarily due to negative operating leverage of 150 basis points, lower variable margins due to product mix from lower sales of higher margin equipment, higher restructuring expenses and the unfavorable impact of intangible asset impairment, partially offset by the net benefits of the Company's enterprise initiatives and cost management of 80 basis points.

POLYMERS & FLUIDS

This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO, and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2016 and 2015 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$418	$441	(5.1)%	0.6%	(0.9)%	—%	(4.8)%	(5.1)%
Operating income	$84	$88	(4.2)%	(0.7)%	(1.0)%	1.2%	(3.7)%	(4.2)%
Operating margin %	20.2%	20.0%	20 bps	(20) bps	—	20 bps	20 bps	20 bps

•	Operating revenue decreased primarily due to the unfavorable effect of foreign currency translation.

•	Organic revenue increased primarily due to stronger demand in North American end markets.

◦
Organic revenue for the worldwide automotive aftermarket businesses increased 1.6%, primarily in North America. Worldwide fluids businesses increased 0.3%, as an increase in North America was partially offset by a decrease in Europe. Organic revenue for the worldwide polymers businesses decreased 0.9% primarily driven by revenue declines in North America.

•
Operating margin was 20.2%. The 20 basis point improvement was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 70 basis points, favorable operating leverage of 20 basis points and lower restructuring expenses, partially offset by a first quarter 2015 discrete claim recovery of 90 basis points.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel construction and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the first quarter of 2016 and 2015 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$384	$381	0.8%	4.9%	(0.1)%	—%	(4.0)%	0.8%
Operating income	$81	$63	27.7%	25.2%	—%	7.6%	(5.1)%	27.7%
Operating margin %	21.0%	16.6%	440 bps	320 bps	—	120 bps	—	440 bps

•	Operating revenue increased primarily due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 4.9% driven by growth in all major regions.

◦	North American organic revenue increased 10.6% primarily due to an increase in demand in renovation/remodel of 21.6%, commercial of 8.1% and residential of 2.3%.

◦	International organic revenue increased 1.2%. Asia Pacific organic revenue increased 2.1% primarily due to growth in Australia and New Zealand. European organic revenue increased 0.4%.

•
Operating margin of 21.0% improved 440 basis points. The improvement was primarily driven by positive operating leverage of 130 basis points, favorable price/cost of 120 basis points, lower restructuring expenses and the net benefits of the Company's enterprise initiatives and cost management of 70 basis points.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities that deliver strong operating results with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2016 and 2015 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$468	$462	1.4%	3.3%	—%	—%	(1.9)%	1.4%
Operating income	$122	$104	16.9%	16.7%	—%	2.1%	(1.9)%	16.9%
Operating margin %	26.1%	22.6%	350 bps	290 bps	—	60 bps	—	350 bps

•	Operating revenue increased due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 3.3% due to strength in the consumer packaging businesses, primarily in North America.

◦	North American and International organic revenue increased 5.2% and 0.2%, respectively.

•
Operating margin was 26.1%. The increase of 350 basis points was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 220 basis points, positive operating leverage of 80 basis points and lower restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•	Interest expense was $58 million in 2016, an increase from $54 million in 2015, primarily due to Euro notes issued in May 2015.

•
Other income (expense) was income of $4 million in 2016 compared to income of $21 million in the prior year. The decrease was primarily due to a $15 million gain on the sale of a business in the first quarter of 2015 and lower interest income in 2016, partially offset by a decrease in an equity investment loss.

•	The effective tax rate for the first quarter of 2016 was 30.0% compared to 31.0% in 2015.

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

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. Under the new guidance, a lessee will be required to recognize a lease liability and lease asset for all leases, including operating leases, with a lease term greater than twelve months in the statement of financial position. Subsequent measurement, including presentation of expenses and cash flows, will depend on the classification of the lease as either a financing or operating lease. In addition, several new disclosures will be required. This guidance is effective for the Company beginning January 1, 2019. The Company is currently assessing the potential impact the guidance will have upon adoption.

In March 2016, the FASB issued authoritative guidance that includes several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and cash flow statement classification. The new guidance will require recognition of the income tax effects associated with the vesting or settlement of stock-based awards in income tax expense rather than additional paid-in-capital. The income tax effects will also be presented as an operating cash flow in the statement of cash flows rather than a financing activity. This guidance is effective for the Company beginning January 1, 2017, with early adoption permitted. The Company is currently assessing the potential impact the guidance will have upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $2.4 billion of cash on hand at March 31, 2016 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	internal investments to support organic growth and sustain core businesses;

•	payment of an attractive dividend to shareholders; and

•	external investments in selective strategic acquisitions that support organic growth focus and an active share repurchase program.

The Company believes that, based on its revenue, operating margin, current free cash flow, and credit ratings, it could readily obtain additional financing if necessary.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2016 and 2015 was as follows:

	Three Months Ended
	March 31,
In millions	2016	2015
Net cash provided by operating activities	$479	$442
Additions to plant and equipment	(57)	(83)
Free cash flow	$422	$359

Cash dividends paid	$(200)	$(186)
Repurchases of common stock	(480)	(1,479)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(2)	(2)
Net proceeds from (repayment of) debt	(525)	233
Other	51	62
Effect of exchange rate changes on cash and equivalents	92	(305)
Net increase (decrease) in cash and equivalents	$(642)	$(1,318)

Stock Repurchase Programs

On August 2, 2013, the Company's Board of Directors authorized a stock repurchase program which provided for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2013 Program”). Under the 2013 Program, the Company repurchased approximately 14.9 million shares of its common stock at an average price of $96.84 in the first quarter of 2015. The 2013 Program was completed in the first quarter of 2015.

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 1.6 million shares of its common stock at an average price of $97.19 in the first quarter of 2015, approximately 1.9 million shares of its common stock at an average price of $97.19 in the second quarter of 2015, approximately 2.6 million shares of its common stock at an average price of $84.45 in the third quarter of 2015 and approximately 5.3 million shares of its common stock at an average price of $94.07 in the first quarter of 2016. As of March 31, 2016, there were approximately $4.9 billion of authorized repurchases remaining under the 2015 Program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's equity investment in the Wilsonart business (formerly the Decorative Surfaces segment). Average invested capital is calculated using balances at the start of the period and at the end of each quarter.

ROIC for the first quarter of 2016 and 2015 was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2016	2015
Operating income	$722	$697
Tax rate	30.0%	31.0%
Income taxes	(216)	(216)
Operating income after taxes	$506	$481

Invested capital:
Trade receivables	$2,394	$2,367
Inventories	1,134	1,187
Net plant and equipment	1,598	1,624
Goodwill and intangible assets	6,005	6,231
Accounts payable and accrued expenses	(1,611)	(1,752)
Other, net	257	169
Total invested capital	$9,777	$9,826

Average invested capital	$9,668	$10,039
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	(111)	(130)
Adjusted average invested capital	$9,557	$9,909
Adjusted return on average invested capital	21.2%	19.4%

ROIC increased 180 basis points for the quarter ended March 31, 2016 compared to 2015 as a result of a 5.2% improvement in after-tax operating income and a 3.6% decrease in adjusted average invested capital.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2016 and December 31, 2015 is summarized as follows:

Dollars in millions	March 31, 2016	December 31, 2015	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,448	$3,090	$(642)
Trade receivables	2,394	2,203	191
Inventories	1,134	1,086	48
Other	265	341	(76)
Total current assets	6,241	6,720	(479)
Current liabilities:
Short-term debt	650	526	124
Accounts payable and accrued expenses	1,611	1,585	26
Other	455	257	198
Total current liabilities	2,716	2,368	348
Net working capital	$3,525	$4,352	$(827)

The decrease in net working capital as of March 31, 2016 was primarily driven by lower cash and equivalents which were used to fund share repurchases.

Cash and equivalents totaled approximately $2.4 billion as of March 31, 2016 and $3.1 billion as of December 31, 2015, primarily all of which was held by international subsidiaries. The reduction in cash on hand was primarily driven by the share repurchases discussed above. Cash and equivalents held internationally may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash and equivalents balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of March 31, 2016 and December 31, 2015 was as follows:

In millions	March 31, 2016	December 31, 2015
Short-term debt	$650	$526
Long-term debt	6,353	6,896
Total debt	$7,003	$7,422

Short-term debt as of December 31, 2015 included commercial paper of $498 million. There was no commercial paper outstanding as of March 31, 2016. In addition, in the first quarter of 2016, the Company reclassified $649 million related to the 0.90% notes due February 25, 2017 from Long-term debt to Short-term debt.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis.

Total debt to EBITDA for the trailing twelve month periods ended March 31, 2016 and December 31, 2015 was as follows:

Dollars in millions	March 31, 2016	December 31, 2015
Total debt	$7,003	$7,422

Net income	$1,909	$1,899
Add:
Interest expense	230	226
Other income	(61)	(78)
Income taxes	814	820
Depreciation	243	244
Amortization and impairment of intangible assets	233	233
EBITDA	$3,368	$3,344
Total debt to EBITDA ratio	2.1	2.2

Stockholders’ Equity

The changes to stockholders’ equity during 2016 were as follows:

In millions
Total stockholders’ equity, December 31, 2015	$5,228
Net income	468
Cash dividends declared	(198)
Repurchases of common stock	(500)
Stock option and restricted stock activity	51
Foreign currency translation adjustments, net of tax	164
Other	9
Total stockholders’ equity, March 31, 2016	$5,222

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the Company's Enterprise Strategy and its ability to manage its strategic business initiatives and the timing and amount of benefits therefrom, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, (3) the timing and amount of benefits from the Company’s enterprise initiatives and their impact on organic revenue growth, (4) market conditions and availability of financing to fund the Company's share repurchases, (5) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (6) the unfavorable impact of foreign currency fluctuations, (7) a delay in, or reduction in, introducing new products into the Company’s product lines or failure to protect the Company's intellectual property, (8) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company’s profitability and return on invested capital, (10) increases in funding costs or decreases in credit availability due to market conditions or changes to the Company's credit ratings, (11) raw material price increases and supply shortages, (12) unfavorable tax law changes and tax authority rulings, (13) financial market risks to the Company’s obligations under its defined benefit pension plans, (14) potential adverse outcomes in legal proceedings, (15) negative effects of service interruptions, data corruption, cyber-based attacks or network security breaches and (16) the potential negative impact of acquisitions on the Company’s profitability and returns. A more detailed description of these risks is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and updated in Part II - Other Information - Item 1A - Risk Factors below. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2016. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2016 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – Other Information

Item 1A - Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. The following is an update to the Company’s risk factors and should be read in conjunction with the risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2015 Annual Report on Form 10-K.

The Company's acquisition of businesses could negatively impact its profitability and returns. Acquisitions, including the Company’s recently announced agreement to acquire the Engineered Fasteners and Components business from ZF TRW, involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect the Company's profitability and returns:

•	The acquired business could under-perform relative to the Company’s expectations and the price paid for it, or not perform in accordance with the Company’s anticipated timetable.

•	The acquired business could cause the Company's financial results to differ from expectations in any given fiscal period, or over the long term.

•	Acquisition-related earnings charges could adversely impact operating results.

•	The acquired business could place unanticipated demands on the Company's management, operational resources and financial and internal control systems.

•
The Company may assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired business’s activities. The realization of any of these liabilities or deficiencies may increase the Company's expenses, adversely affect its financial position or cause noncompliance with its financial reporting obligations.

•
As a result of acquisitions, the Company has in the past recorded significant goodwill and other identifiable intangible assets on its balance sheet. If the Company is not able to realize the value of these assets, it may recognize charges relating to the impairment of these assets.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of March 31, 2016, there were approximately $4.9 billion of authorized repurchases remaining under the 2015 Program.

Share repurchase activity under the Company's share repurchase program for the first quarter of 2016 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
January 2016	0.4	$88.31	0.4	$5,414
February 2016	2.8	$91.39	2.8	$5,155
March 2016	2.1	$98.65	2.1	$4,946
Total	5.3		5.3

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
10.1	Terms of Option Grant pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 9, 2016.

10.2	Terms of Restricted Stock Unit Grant pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 9, 2016.

10.3
Terms of Performance Restricted Stock Unit Grant Pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 9, 2016.

10.4
Terms of Long-Term Incentive Cash Grant pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 9, 2016.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 5, 2016	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)