Form 10-Q
period 2016-06-30
ILLINOIS TOOL WORKS INC
filed 2016-08-04
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2016: 354,960,309.

Part I – Financial Information

Item 1 – Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2016	2015	2016	2015
Operating Revenue	$3,431	$3,434	$6,705	$6,776
Cost of revenue	1,967	2,024	3,863	3,994
Selling, administrative, and research and development expenses	617	622	1,214	1,238
Amortization and impairment of intangible assets	55	58	114	117
Operating Income	792	730	1,514	1,427
Interest expense	(58)	(55)	(116)	(109)
Other income (expense)	17	21	21	42
Income Before Taxes	751	696	1,419	1,360
Income Taxes	226	216	426	422
Net Income	$525	$480	$993	$938

Net Income Per Share:
Basic	$1.47	$1.31	$2.76	$2.53
Diluted	$1.46	$1.30	$2.75	$2.51

Cash Dividends Per Share:
Paid	$0.55	$0.485	$1.10	$0.97
Declared	$0.55	$0.485	$1.10	$0.97

Shares of Common Stock Outstanding During the Period:
Average	356.6	366.2	359.3	371.4
Average assuming dilution	358.5	368.4	361.2	373.8

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
Net Income	$525	$480	$993	$938
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(144)	169	20	(408)
Pension and other postretirement benefit adjustments, net of tax	6	11	14	20
Comprehensive Income (Loss)	$387	$660	$1,027	$550

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and equivalents	$2,355	$3,090
Trade receivables	2,413	2,203
Inventories	1,145	1,086
Prepaid expenses and other current assets	254	341
Total current assets	6,167	6,720

Net plant and equipment	1,580	1,577
Goodwill	4,466	4,439
Intangible assets	1,441	1,560
Deferred income taxes	466	346
Other assets	1,102	1,087
	$15,222	$15,729

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$864	$526
Accounts payable	519	449
Accrued expenses	1,116	1,136
Cash dividends payable	195	200
Income taxes payable	130	57
Total current liabilities	2,824	2,368

Noncurrent Liabilities:
Long-term debt	6,300	6,896
Deferred income taxes	149	256
Other liabilities	999	981
Total noncurrent liabilities	7,448	8,133

Stockholders’ Equity:
Common stock	6	6
Additional paid-in-capital	1,158	1,135
Income reinvested in the business	18,916	18,316
Common stock held in treasury	(13,664)	(12,729)
Accumulated other comprehensive income (loss)	(1,470)	(1,504)
Noncontrolling interest	4	4
Total stockholders’ equity	4,950	5,228
	$15,222	$15,729

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2016	2015
Cash Provided by (Used for) Operating Activities:
Net income	$993	$938
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	118	119
Amortization and impairment of intangible assets	114	117
Change in deferred income taxes	(203)	(7)
Provision for uncollectible accounts	6	4
(Income) loss from investments	(3)	3
(Gain) loss on sale of plant and equipment	1	(1)
(Gain) loss on sale of operations and affiliates	6	(16)
Stock-based compensation expense	20	24
Other non-cash items, net	1	7
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(210)	(189)
Inventories	(54)	(48)
Prepaid expenses and other assets	(58)	24
Increase (decrease) in-
Accounts payable	68	40
Accrued expenses and other liabilities	—	(116)
Income taxes	216	(9)
Other, net	(1)	—
Net cash provided by (used for) operating activities	1,014	890
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(2)	(6)
Additions to plant and equipment	(121)	(147)
Proceeds from investments	10	3
Proceeds from sale of plant and equipment	4	12
Proceeds from sales of operations and affiliates	2	29
Other, net	(8)	(52)
Net cash provided by (used for) investing activities	(115)	(161)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(398)	(365)
Issuance of common stock	57	47
Repurchases of common stock	(1,000)	(1,786)
Net proceeds from (repayments of) debt with original maturities of three months or less	(311)	(656)
Proceeds from debt with original maturities of more than three months	1	1,098
Repayments of debt with original maturities of more than three months	(1)	—
Excess tax benefits from stock-based compensation	19	16
Other, net	(11)	(13)
Net cash provided by (used for) financing activities	(1,644)	(1,659)
Effect of Exchange Rate Changes on Cash and Equivalents	10	(202)
Cash and Equivalents:
Increase (decrease) during the period	(735)	(1,132)
Beginning of period	3,090	3,990
End of period	$2,355	$2,858
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$133	$113
Cash Paid During the Period for Income Taxes, Net of Refunds	$394	$390

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

(2)    Income Taxes

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $111 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

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

(3)    Inventories

Inventories as of June 30, 2016 and December 31, 2015 were as follows:

In millions	June 30, 2016	December 31, 2015
Raw material	$418	$415
Work-in-process	142	130
Finished goods	667	622
LIFO reserve	(82)	(81)
Total inventories	$1,145	$1,086

(4)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2016	2015	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$16	$18	$3	$2	$32	$36	$5	$5
Interest cost	24	23	6	6	47	46	12	12
Expected return on plan assets	(36)	(38)	(5)	(6)	(73)	(76)	(11)	(12)
Amortization of actuarial loss	10	15	—	—	21	30	—	—
Amortization of prior service income	—	—	(1)	—	—	—	(1)	—
Net periodic benefit cost	$14	$18	$3	$2	$27	$36	$5	$5

The Company expects to contribute approximately $73 million to its pension plans and $5 million to its other postretirement plans in 2016. As of June 30, 2016, contributions of $10 million to pension plans and $3 million to other postretirement plans have been made.

(5)    Debt

Short-term debt as of June 30, 2016 and December 31, 2015 included commercial paper of $188 million and $498 million, respectively. In addition, in the first quarter of 2016, the Company reclassified $649 million related to the 0.90% notes due February 25, 2017 from Long-term debt to Short-term debt.

During the second quarter of 2016, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of May 9, 2021. This agreement replaced the existing $1.5 billion line of credit agreement with a termination date of June 8, 2017 and $1.0 billion line of credit agreement with a termination date of August 15, 2018. No amount was outstanding under this agreement as of June 30, 2016.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2016 and December 31, 2015 were as follows:

In millions	June 30, 2016	December 31, 2015
Fair value	$7,752	$7,153
Carrying value	6,950	6,897

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model, using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(6)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
Beginning balance	$(1,332)	$(1,226)	$(1,504)	$(658)

Foreign currency translation adjustments during the period	(124)	153	—	(374)
Foreign currency translation adjustments reclassified to income	—	—	1	—
Income taxes	(20)	16	19	(34)
Foreign currency translation adjustments, net of tax	(144)	169	20	(408)

Pension and other postretirement benefit adjustments during the period	—	—	1	(2)
Pension and other postretirement benefit adjustments reclassified to income	9	15	20	30
Income taxes	(3)	(4)	(7)	(8)
Pension and other postretirement benefit adjustments, net of tax	6	11	14	20

Ending balance	$(1,470)	$(1,046)	$(1,470)	$(1,046)

Pension and other postretirement benefit adjustments reclassified to income relate to the amortization of actuarial losses. Refer to the Pension and Other Postretirement Benefits note for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the Euro notes were $1.1 billion and $1.1 billion, respectively, as of June 30, 2016. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $259 million and $308 million as of June 30, 2016 and December 31, 2015, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of June 30, 2016 and 2015 consisted of cumulative translation adjustment losses, net of tax, of $1.1 billion and $673 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $365 million and $373 million, respectively.

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

(8)     Acquisitions

On July 1, 2016, the Company completed its previously announced acquisition of the Engineered Fasteners and Components business ("EF&C") from ZF TRW for a purchase price of approximately $450 million. The operating results of EF&C will be reported within the Company’s Automotive OEM segment.

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

CONSOLIDATED RESULTS OF OPERATIONS

In the second quarter and year-to-date periods, the Company delivered strong financial results primarily attributable to the continued successful execution of the ITW Business Model and enterprise initiatives as six of seven segments achieved worldwide organic growth and five or more segments had operating margin expansion in both respective periods.

The Company’s consolidated results of operations for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$3,431	$3,434	(0.1)%	1.2%	—%	—%	—%	(1.3)%	(0.1)%
Operating income	$792	$730	8.4%	9.3%	—%	0.6%	—%	(1.5)%	8.4%
Operating margin %	23.1%	21.3%	180 bps	170 bps	—	10 bps	—	—	180 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$6,705	$6,776	(1.0)%	0.9%	(0.1)%	—%	—%	(1.8)%	(1.0)%
Operating income	$1,514	$1,427	6.1%	7.8%	(0.1)%	0.6%	(0.2)%	(2.0)%	6.1%
Operating margin %	22.6%	21.1%	150 bps	140 bps	—	10 bps	—	—	150 bps

•	Operating revenue decreased in the second quarter and year-to-date periods primarily due to the unfavorable effect of foreign currency translation, partially offset by organic revenue growth.

•
Organic revenue grew 1.2% and 0.9% in the second quarter and year-to-date periods, respectively, as consumer-facing businesses increased 3%, representing approximately 60% of total revenues, partially offset by a decline of 2% in the industrial-facing businesses.

◦
Six of seven segments had worldwide organic revenue growth primarily due to higher end market demand, penetration gains and product innovation in each respective period. Organic revenue declined in the Welding segment in each respective period primarily as a result of lower demand in the oil and gas and industrial end markets.

◦	PLS activities associated with the portfolio management component of the Company's Enterprise Strategy reduced organic revenue growth by approximately one percentage point.

◦
North American organic revenue increased 0.4% in the second quarter. Growth in the Food Equipment, Test & Measurement and Electronics, Automotive OEM and Polymers & Fluids segments was partially offset by the decline in the Welding and Construction Products segments. In the year-to-date period, North American organic revenue increased 1.1% as growth in six segments was partially offset by a decline in the Welding segment.

◦
Europe, Middle East and Africa organic revenue increased 2.9% and 1.7% in the second quarter and year-to-date periods, respectively. Growth in the Automotive OEM, Food Equipment, Construction Products and Test & Measurement and Electronics segments was partially offset by a decline in the Welding segment.

◦
Asia Pacific organic revenue increased 1.0% in the second quarter primarily due to growth in the Construction Products, Specialty Products and Automotive OEM segments, partially offset by a decline in the Welding segment. In the year-to-date period, Asia Pacific organic revenue decreased 0.3% primarily due to a decline in the Welding and Test & Measurement and Electronics segments, partially offset by growth in the Construction Products, Specialty Products and Automotive OEM segments.

•
Operating margin of 23.1% in the second quarter and 22.6% in the year-to-date period increased 180 basis points and 150 basis points, respectively. The primary driver of the operating margin improvement was the benefit of the Company's enterprise initiatives that contributed 120 basis points in each respective period. Favorable price/cost of 20 basis points in both comparable periods and positive operating leverage of 10 basis points in the second quarter and 20 basis points in the year-to-date period contributed to operating margin expansion.

•	Diluted earnings per share (EPS) of $1.46 increased 12.3% for the second quarter. In the year-to-date period, EPS of $2.75 increased 9.6%.

•
Free cash flow was $471 million in the second quarter of 2016. In the year-to-date period, free cash flow was $893 million. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•
The Company repurchased approximately 4.8 million and 10.1 million shares of its common stock in the second quarter and year-to-date periods, respectively, for approximately $500 million and $1.0 billion, respectively.

•	Total cash dividends of $198 million and $398 million were paid in the second quarter and year-to-date periods of 2016, respectively.

•
Adjusted after-tax return on average invested capital was 22.9% for the second quarter and 22.1% for the year-to-date period, an increase of 260 basis points and 240 basis points, respectively. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2016	2015	2016	2015	2016	2015	2016	2015
Automotive OEM	$670	$649	$173	$159	$1,326	$1,302	$346	$322
Food Equipment	535	518	134	114	1,034	1,013	256	226
Test & Measurement and Electronics	507	496	94	79	971	979	166	150
Welding	375	426	94	111	764	859	187	228
Polymers & Fluids	443	446	93	94	861	887	177	182
Construction Products	424	419	103	84	808	800	184	147
Specialty Products	484	486	126	115	952	948	248	219
Intersegment revenues	(7)	(6)	—	—	(11)	(12)	—	—
Unallocated	—	—	(25)	(26)	—	—	(50)	(47)
Total	$3,431	$3,434	$792	$730	$6,705	$6,776	$1,514	$1,427

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

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$670	$649	3.5%	4.2%	—%	—%	(0.7)%	3.5%
Operating income	$173	$159	9.0%	8.4%	—%	1.0%	(0.4)%	9.0%
Operating margin %	25.8%	24.5%	130 bps	100 bps	—	30 bps	—	130 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,326	$1,302	1.9%	3.4%	—%	—%	(1.5)%	1.9%
Operating income	$346	$322	7.4%	8.2%	—%	0.4%	(1.2)%	7.4%
Operating margin %	26.1%	24.8%	130 bps	110 bps	—	20 bps	—	130 bps

•	Operating revenue increased in the second quarter and year-to-date periods due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•
Worldwide organic revenue grew 4.2% and 3.4% in the second quarter and year-to-date periods, respectively, as a result of penetration gains, exceeding worldwide auto build growth of 3% and 2% in the respective periods.

◦
North American organic revenue grew 2.5% and 3.3% in the second quarter and year-to-date periods, respectively, versus total North American auto build growth of 2% and 3% in the respective periods. Auto build growth for the Detroit 3, where the Company has higher content, was 2% in each respective period,

◦
European organic revenue grew 7.7% and 5.5% for the second quarter and year-to-date periods, respectively, in line with auto build growth of 8% for the second quarter and 5% in the year-to-date period.

◦
Asia Pacific organic revenue increased 3.0% and 1.9% in the second quarter and year-to-date periods, respectively. China organic revenue growth of 13.0% and 9.4% in the second quarter and year-to-date periods, respectively, exceeded Chinese auto build growth of 4% and 6% in each respective period. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, were flat in both respective periods.

•
Operating margin was 25.8% in the second quarter. The increase of 130 basis points was primarily driven by the net benefits from the Company's enterprise initiatives and cost management of 50 basis points, positive operating leverage of 60 basis points and lower restructuring expenses, partially offset by unfavorable price/cost of 20 basis points.

•
In the year-to-date period, operating margin of 26.1% increased 130 basis points primarily due to the net benefits from the Company's enterprise initiatives and cost management of 60 basis points, positive operating leverage of 40 basis points and lower restructuring expenses.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food institutional/restaurant, food service and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$535	$518	3.5%	4.7%	—%	—%	(1.2)%	3.5%
Operating income	$134	$114	17.5%	13.6%	—%	4.9%	(1.0)%	17.5%
Operating margin %	25.0%	22.0%	300 bps	190 bps	—	110 bps	—	300 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,034	$1,013	2.2%	4.0%	—%	—%	(1.8)%	2.2%
Operating income	$256	$226	13.5%	12.7%	—%	2.3%	(1.5)%	13.5%
Operating margin %	24.8%	22.3%	250 bps	180 bps	—	70 bps	—	250 bps

•	Operating revenue increased in the second quarter and year-to-date periods due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•
Organic revenue increased 4.7% in the second quarter as equipment and service organic revenue grew 6.7% and 1.1%, respectively. In the year-to-date period, organic revenue increased 4.0% as equipment and service organic revenue grew 5.4% and 1.6%, respectively.

◦
North American organic revenue increased 5.8% in the second quarter and 5.2% in the year-to-date period. North American equipment revenue increased 9.0% in the second quarter and 7.2% in the year-to-date period primarily due to strong end market demand in the retail, refrigeration, warewash and cooking businesses. Service revenue in North America increased 0.7% and 2.2% in the second quarter and year-to-date periods, respectively.

◦
International organic revenue increased 3.3% in the second quarter and 2.4% in the year-to-date period. International equipment organic revenue increased 4.0% in the second quarter and 3.3% in the year-to-date period primarily due to growth in Europe. International service organic revenue grew 1.7% and 0.7% in the second quarter and year-to-date periods, respectively.

•
Operating margin was 25.0% in the second quarter. The 300 basis point improvement was primarily driven by positive operating leverage of 110 basis points, lower restructuring expenses, favorable price/cost of 50 basis points and the net benefits of the Company's enterprise initiatives and cost management.

•
In the year-to-date period, operating margin of 24.8% increased 250 basis points primarily driven by positive operating leverage of 90 basis points, lower restructuring expenses, the net benefits of the Company's enterprise initiatives and cost management of 60 basis points and favorable price/cost of 50 basis points.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$507	$496	2.0%	2.8%	—%	—%	(0.8)%	2.0%
Operating income	$94	$79	18.1%	19.0%	—%	0.8%	(1.7)%	18.1%
Operating margin %	18.6%	16.1%	250 bps	250 bps	—	—	—	250 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$971	$979	(0.9)%	0.5%	—%	—%	(1.4)%	(0.9)%
Operating income	$166	150	10.4%	11.7%	—%	0.6%	(1.9)%	10.4%
Operating margin %	17.1%	15.4%	170 bps	170 bps	—	—	—	170 bps

•
Operating revenue increased in the second quarter due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue decreased due to the unfavorable effect of foreign currency translation, partially offset by organic revenue growth.

•	Organic revenue increased 2.8% and 0.5% in the second quarter and year-to-date periods, respectively.

◦
Worldwide electronics organic revenue increased 5.9% and 2.4% in the second quarter and year-to-date periods, respectively, primarily due to an increase in the electronics assembly businesses in the North American solar and semi-conductor end markets in the second quarter. Other electronics businesses grew 0.7% in the second quarter, primarily due to growth in Europe, and declined 0.5% in the year-to-date period primarily due to PLS activities in the pressure sensitive adhesives businesses in Asia Pacific.

◦
Organic revenue for the worldwide test and measurement businesses was flat in the second quarter and decreased 1.3% in the year-to-date period primarily due to the impact of a weak capital spending environment in North America and Europe, partially offset by growth in Asia Pacific.

•
Operating margin was 18.6% in the second quarter. The increase of 250 basis points was primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 120 basis points, positive operating leverage of 90 basis points and favorable price/cost of 30 basis points.

•
In the year-to-date period, operating margin of 17.1% increased 170 basis points primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 120 basis points, favorable price/cost of 30 basis points and positive operating leverage of 20 basis points.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, MRO, construction, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$375	$426	(12.2)%	(11.3)%	—%	—%	(0.9)%	(12.2)%
Operating income	$94	$111	(16.3)%	(10.7)%	(4.9)%	—%	(0.7)%	(16.3)%
Operating margin %	24.9%	26.1%	(120) bps	20 bps	(140) bps	—	—	(120) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$764	$859	(11.1)%	(9.9)%	—%	—%	(1.2)%	(11.1)%
Operating income	$187	$228	(18.2)%	(12.5)%	(3.8)%	(1.3)%	(0.6)%	(18.2)%
Operating margin %	24.4%	26.5%	(210) bps	(70) bps	(100) bps	(40) bps	—	(210) bps

•	Operating revenue decreased due to the decline in organic revenue and the unfavorable effect of foreign currency translation.

•
Worldwide organic revenue decreased 11.3% and 9.9% in the second quarter and year-to-date periods, respectively, due to lower demand in the oil and gas and industrial end markets and the impact of a soft capital spending environment. In the second quarter, organic revenue declined for equipment and consumables 13% and 10%, respectively. In the year-to-date period, organic revenue declined for equipment and consumables 11% and 8%, respectively.

◦
North American organic revenue declined 8.4% and 7.5% in the second quarter and year-to-date periods, respectively, primarily due to decreases across the oil and gas end markets and industrial end markets primarily related to heavy equipment for agriculture, infrastructure and mining.

◦	International organic revenue decreased 20.8% and 17.9% in the second quarter and year-to-date periods, respectively, primarily due to weak oil and gas end markets in Europe and Asia Pacific.

•
Operating margin was 24.9% in the second quarter. The decline of 120 basis points was primarily due to negative operating leverage of 220 basis points, higher restructuring expenses of 140 basis points and lower variable margins due to product mix from lower sales of higher margin equipment, partially offset by the net benefits of the Company's enterprise initiatives and cost management of 190 basis points and favorable price/cost of 70 basis points.

•
In the year-to-date period, operating margin of 24.4% declined 210 basis points primarily due to negative operating leverage of 180 basis points, higher restructuring expenses, lower variable margins due to product mix from lower sales of higher margin equipment and the unfavorable impact of intangible asset impairment, partially offset by the net benefits of the Company's enterprise initiatives and cost management of 160 basis points and favorable price/cost of 40 basis points.

POLYMERS & FLUIDS

This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO, and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$443	$446	(0.8)%	1.9%	—%	—%	(2.7)%	(0.8)%
Operating income	$93	$94	(0.8)%	5.2%	—%	(3.5)%	(2.5)%	(0.8)%
Operating margin %	20.9%	20.9%	—	70 bps	—	(70) bps	—	—

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$861	$887	(3.0)%	1.2%	(0.5)%	—%	(3.7)%	(3.0)%
Operating income	$177	$182	(2.5)%	2.3%	(0.5)%	(1.2)%	(3.1)%	(2.5)%
Operating margin %	20.6%	20.5%	10 bps	20 bps	—	(10) bps	—	10 bps

•	Operating revenue decreased primarily due to the unfavorable effect of foreign currency translation, partially offset by organic revenue growth.

•	Organic revenue increased 1.9% and 1.2% in the second quarter and year-to-date periods, respectively, primarily due to stronger demand in North American end markets.

◦
Organic revenue for the worldwide automotive aftermarket businesses increased 3.3% and 2.4% in the second quarter and year-to-date periods, respectively, primarily in North America. Worldwide fluids businesses increased 1.4% and 0.9% in the second quarter and year-to-date periods, respectively, primarily driven by an increase in South America. Organic revenue for the worldwide polymers businesses was flat for the second quarter and year-to-date periods primarily driven by a decline in North America and Europe, offset by growth in South America.

•
Operating margin of 20.9% in the second quarter was flat compared to the prior year primarily driven by higher restructuring expenses, offset by favorable operating leverage of 50 basis points and the net benefits of the Company's enterprise initiatives and cost management.

•
In the year-to-date period, operating margin of 20.6% increased 10 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 60 basis points and favorable operating leverage of 20 basis points, partially offset by the impact of a first quarter 2015 discrete claim recovery of 60 basis points and higher restructuring expenses.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel construction and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$424	$419	1.2%	3.1%	(0.2)%	—%	(1.7)%	1.2%
Operating income	$103	$84	23.7%	22.1%	(0.3)%	4.7%	(2.8)%	23.7%
Operating margin %	24.3%	19.9%	440 bps	370 bps	—	70 bps	—	440 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$808	$800	1.0%	4.0%	(0.2)%	—%	(2.8)%	1.0%
Operating income	$184	$147	25.5%	23.4%	(0.2)%	5.9%	(3.6)%	25.5%
Operating margin %	22.8%	18.3%	450 bps	350 bps	—	100 bps	—	450 bps

•	Operating revenue increased primarily due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 3.1% and 4.0% in the second quarter and year-to-date periods, respectively.

◦
North American organic revenue decreased 1.4% in the second quarter. Renovation/remodel declined 6.4% due to lower demand, partially offset by organic revenue growth of 5.2% in commercial and 1.1% growth in residential. In the year-to-date period, North American organic revenue grew 4.1% driven by growth of 5.8% in renovation/remodel, 6.6% in commercial and 1.7% in residential.

◦
International organic revenue increased 6.4% and 3.9% in the second quarter and year-to-date periods, respectively. Asia Pacific organic revenue increased 6.6% and 4.4% in the second quarter and year-to-date periods, respectively, primarily due to growth in Australia and New Zealand. European organic revenue increased 6.1% and 3.3% in the second quarter and year-to-date periods, respectively, primarily due to growth in the United Kingdom, France and Germany.

•
Operating margin was 24.3% in the second quarter. The increase of 440 basis points was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 230 basis points, positive operating leverage of 70 basis points, lower restructuring expenses and favorable price/cost of 30 basis points.

•
In the year-to-date period, operating margin of 22.8% increased 450 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 140 basis points, positive operating leverage of 100 basis points, lower restructuring expenses and favorable price/cost of 70 basis points.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities that deliver strong operating results with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$484	$486	(0.4)%	0.3%	—%	—%	(0.7)%	(0.4)%
Operating income	$126	$115	10.2%	10.2%	—%	1.0%	(1.0)%	10.2%
Operating margin %	26.0%	23.5%	250 bps	240 bps	—	10 bps	—	250 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$952	$948	0.5%	1.7%	—%	—%	(1.2)%	0.5%
Operating income	$248	$219	13.4%	13.3%	—%	1.5%	(1.4)%	13.4%
Operating margin %	26.0%	23.1%	290 bps	260 bps	—	30 bps	—	290 bps

•
Operating revenue decreased in the second quarter due to the unfavorable effect of foreign currency translation, partially offset by organic revenue growth. In the year-to-date period, operating revenue increased due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 0.3% and 1.7% in the second quarter and year-to-date periods, respectively, primarily driven by growth in the consumer packaging businesses.

◦	North American organic revenue was flat in the second quarter and increased 2.4% in the year-to-date period.

◦	International organic revenue increased 1.1% and 0.7% in the second quarter and year-to-date periods, respectively.

•
Operating margin was 26.0% in the second quarter. The increase of 250 basis points in the second quarter was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 180 basis points and 10 basis points each for positive operating leverage, favorable price/cost and lower restructuring expenses.

•
In the year-to-date period, operating margin of 26.0% increased 290 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 210 basis points, positive operating leverage of 30 basis points and lower restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense of $58 million and $116 million in the second quarter and year-to-date periods, respectively, increased from $55 million and $109 million in 2015, primarily due to the Euro notes issued in May 2015.

•
Other income (expense) was income of $17 million in the second quarter of 2016, a decrease of $4 million primarily driven by a $6 million loss on the anticipated sale of a business and lower equity investment income, partially offset by currency translation gains. Other income (expense) was income of $21 million in the year-to-date period, a decrease of $21 million primarily due to a $15 million gain on the sale of a business in the first quarter of 2015 and the $6 million loss on the anticipated sale of a business in the second quarter of 2016.

•	The effective tax rate for the year-to-date period of 2016 was 30.0% compared to 31.0% in 2015.

ACQUISITIONS

On July 1, 2016, the Company completed its previously announced acquisition of the Engineered Fasteners and Components business ("EF&C") from ZF TRW for a purchase price of approximately $450 million. The operating results of EF&C will be reported within the Company’s Automotive OEM segment.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $2.4 billion of cash on hand at June 30, 2016 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
Net cash provided by operating activities	$535	$448	$1,014	$890
Additions to plant and equipment	(64)	(64)	(121)	(147)
Free cash flow	$471	$384	$893	$743

Cash dividends paid	$(198)	$(179)	$(398)	$(365)
Repurchases of common stock	(520)	(307)	(1,000)	(1,786)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	—	(4)	(2)	(6)
Net proceeds from (repayment of) debt	214	209	(311)	442
Other	22	(20)	73	42
Effect of exchange rate changes on cash and equivalents	(82)	103	10	(202)
Net increase (decrease) in cash and equivalents	$(93)	$186	$(735)	$(1,132)

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

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 1.6 million shares of its common stock at an average price of $97.19 in the first quarter of 2015, approximately 1.9 million shares of its common stock at an average price of $97.19 in the second quarter of 2015, approximately 2.6 million shares of its common stock at an average price of $84.45 in the third quarter of 2015, approximately 5.3 million shares of its common stock at an average price of $94.07 in the first quarter of 2016 and approximately 4.8 million shares of its common stock at an average price of $104.54 in the second quarter of 2016. As of June 30, 2016, there were approximately $4.4 billion of authorized repurchases remaining under the 2015 Program.

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

ROIC for the second quarter and year-to-date periods of 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2016	2015	2016	2015
Operating income	$792	$730	$1,514	$1,427
Tax rate	30.0%	31.0%	30.0%	31.0%
Income taxes	(238)	(226)	(454)	(443)
Operating income after taxes	$554	$504	$1,060	$984

Invested capital:
Trade receivables	$2,413	$2,412	$2,413	$2,412
Inventories	1,145	1,191	1,145	1,191
Net plant and equipment	1,580	1,636	1,580	1,636
Goodwill and intangible assets	5,907	6,222	5,907	6,222
Accounts payable and accrued expenses	(1,635)	(1,680)	(1,635)	(1,680)
Other, net	349	437	349	437
Total invested capital	$9,759	$10,218	$9,759	$10,218

Average invested capital	$9,768	$10,021	$9,698	$10,099
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	(112)	(120)	(112)	(127)
Adjusted average invested capital	$9,656	$9,901	$9,586	$9,972
Adjusted return on average invested capital	22.9%	20.3%	22.1%	19.7%

ROIC increased 260 basis points for the quarter ended June 30, 2016 compared to 2015 as a result of a 10.0% improvement in after-tax operating income and a 2.5% decrease in adjusted average invested capital. Additionally, ROIC increased 240 basis points for the year-to-date period ended June 30, 2016 compared to 2015 as a result of a 7.6% improvement in after-tax operating income and a 3.9% decrease in adjusted average invested capital.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2016 and December 31, 2015 is summarized as follows:

Dollars in millions	June 30, 2016	December 31, 2015	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,355	$3,090	$(735)
Trade receivables	2,413	2,203	210
Inventories	1,145	1,086	59
Other	254	341	(87)
Total current assets	6,167	6,720	(553)
Current liabilities:
Short-term debt	864	526	338
Accounts payable and accrued expenses	1,635	1,585	50
Other	325	257	68
Total current liabilities	2,824	2,368	456
Net working capital	$3,343	$4,352	$(1,009)

The decrease in net working capital as of June 30, 2016 was primarily driven by lower cash and equivalents and increased short-term debt due to current maturities of long-term debt.

Cash and equivalents totaled approximately $2.4 billion as of June 30, 2016 and $3.1 billion as of December 31, 2015, primarily all of which was held by international subsidiaries. The reduction in cash on hand was primarily driven by share repurchases. Cash and equivalents held internationally may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash and equivalents balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of June 30, 2016 and December 31, 2015 was as follows:

In millions	June 30, 2016	December 31, 2015
Short-term debt	$864	$526
Long-term debt	6,300	6,896
Total debt	$7,164	$7,422

Short-term debt as of June 30, 2016 and December 31, 2015 included commercial paper of $188 million and $498 million, respectively. In addition, in the first quarter of 2016, the Company reclassified $649 million related to the 0.90% notes due February 25, 2017 from Long-term debt to Short-term debt.

During the second quarter of 2016, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of May 9, 2021. This agreement replaced the existing $1.5 billion line of credit agreement with a termination date of June 8, 2017 and $1.0 billion line of credit agreement with a termination date of August 15, 2018. No amount was outstanding under this agreement as of June 30, 2016.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis.

Total debt to EBITDA for the trailing twelve month periods ended June 30, 2016 and December 31, 2015 was as follows:

Dollars in millions	June 30, 2016	December 31, 2015
Total debt	$7,164	$7,422

Net income	$1,954	$1,899
Add:
Interest expense	233	226
Other income	(57)	(78)
Income taxes	824	820
Depreciation	243	244
Amortization and impairment of intangible assets	230	233
EBITDA	$3,427	$3,344
Total debt to EBITDA ratio	2.1	2.2

Stockholders’ Equity

The changes to stockholders’ equity during 2016 were as follows:

In millions
Total stockholders’ equity, December 31, 2015	$5,228
Net income	993
Cash dividends declared	(393)
Repurchases of common stock	(1,000)
Stock option and restricted stock activity	86
Foreign currency translation adjustments, net of tax	20
Other	16
Total stockholders’ equity, June 30, 2016	$4,950

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2016. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2016 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

The Company's acquisition of businesses could negatively impact its profitability and returns. Acquisitions, including the Company’s acquisition of the Engineered Fasteners and Components business on July 1, 2016 from ZF TRW, involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect the Company's profitability and returns:

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

The Company's businesses are impacted by economic conditions around the globe, including the uncertainty created by the United Kingdom’s vote to leave the European Union. Slower economic growth, financial market instability, high unemployment, government deficit reduction, sequestration and other austerity measures impacting the markets we serve can adversely affect the Company’s businesses by reducing demand for the Company's products and services, limiting financing available to the Company's customers, increasing order cancellations and the difficulty in collecting accounts receivable, increasing price competition, and increasing the risk that counterparties to the Company's contractual arrangements will become insolvent or otherwise unable to fulfill their obligations.

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

On June 23, 2016, the United Kingdom voted to leave the European Union which may increase certain of the risks and uncertainties described above. The United Kingdom represented approximately 5% of the Company's total consolidated operating revenue for the year ended December 31, 2015. If the Company is unable to successfully manage these and other risks associated with managing and expanding its international businesses, the risks could have a material adverse effect on the Company's business, results of operations or financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of June 30, 2016, there were approximately $4.4 billion of authorized repurchases remaining under the 2015 Program.

Share repurchase activity under the Company's share repurchase program for the second quarter of 2016 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
April 2016	2.6	$103.83	2.6	$4,678
May 2016	1.3	$104.04	1.3	$4,539
June 2016	0.9	$107.46	0.9	$4,446
Total	4.8		4.8

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
3(a)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Illinois Tool Works Inc., dated May 6, 2016 and Amended and Restated Certificate of Incorporation of Illinois Tool Works Inc. as in effect on May 5, 2014.

3(b)	By-Laws of Illinois Tool Works Inc., filed as Exhibit 3(b)(i) to the Company’s Current Report on Form 8-K filed on May 12, 2016 and incorporated herein by reference.

10	Five Year Credit Agreement filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on May 12, 2016 and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 4, 2016	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)