Form 10-Q
period 2016-09-30
ILLINOIS TOOL WORKS INC
filed 2016-10-28
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2016: 351,004,744.

Part I – Financial Information

Item 1 – Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2016	2015	2016	2015
Operating Revenue	$3,495	$3,354	$10,200	$10,130
Cost of revenue	2,027	1,953	5,890	5,947
Selling, administrative, and research and development expenses	604	581	1,818	1,819
Amortization and impairment of intangible assets	56	59	170	176
Operating Income	808	761	2,322	2,188
Interest expense	(58)	(59)	(174)	(168)
Other income (expense)	13	23	34	65
Income Before Taxes	763	725	2,182	2,085
Income Taxes	228	214	654	636
Net Income	$535	$511	$1,528	$1,449

Net Income Per Share:
Basic	$1.51	$1.40	$4.28	$3.92
Diluted	$1.50	$1.39	$4.25	$3.90

Cash Dividends Per Share:
Paid	$0.55	$0.485	$1.65	$1.455
Declared	$0.65	$0.55	$1.75	$1.52

Shares of Common Stock Outstanding During the Period:
Average	353.5	365.1	357.3	369.3
Average assuming dilution	355.5	367.1	359.3	371.6

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
Net Income	$535	$511	$1,528	$1,449
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(5)	(335)	15	(743)
Pension and other postretirement benefit adjustments, net of tax	7	11	21	31
Comprehensive Income (Loss)	$537	$187	$1,564	$737

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and equivalents	$2,299	$3,090
Trade receivables	2,496	2,203
Inventories	1,167	1,086
Prepaid expenses and other current assets	223	341
Total current assets	6,185	6,720

Net plant and equipment	1,702	1,577
Goodwill	4,711	4,439
Intangible assets	1,480	1,560
Deferred income taxes	467	346
Other assets	1,164	1,087
	$15,709	$15,729

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,364	$526
Accounts payable	582	449
Accrued expenses	1,180	1,136
Cash dividends payable	228	200
Income taxes payable	132	57
Total current liabilities	3,486	2,368

Noncurrent Liabilities:
Long-term debt	6,329	6,896
Deferred income taxes	131	256
Other liabilities	970	981
Total noncurrent liabilities	7,430	8,133

Stockholders’ Equity:
Common stock	6	6
Additional paid-in-capital	1,174	1,135
Income reinvested in the business	19,223	18,316
Common stock held in treasury	(14,147)	(12,729)
Accumulated other comprehensive income (loss)	(1,468)	(1,504)
Noncontrolling interest	5	4
Total stockholders’ equity	4,793	5,228
	$15,709	$15,729

The Notes to Financial Statements are an integral part of these statements.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In millions	2016	2015
Cash Provided by (Used for) Operating Activities:
Net income	$1,528	$1,449
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	182	180
Amortization and impairment of intangible assets	170	176
Change in deferred income taxes	(228)	(35)
Provision for uncollectible accounts	7	6
(Income) loss from investments	(5)	(1)
(Gain) loss on sale of plant and equipment	2	1
(Gain) loss on sale of operations and affiliates	6	(16)
Stock-based compensation expense	31	33
Other non-cash items, net	(4)	7
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(198)	(157)
Inventories	(47)	(32)
Prepaid expenses and other assets	(30)	22
Increase (decrease) in-
Accounts payable	23	13
Accrued expenses and other liabilities	(8)	(88)
Income taxes	209	38
Other, net	—	—
Net cash provided by (used for) operating activities	1,638	1,596
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(456)	(6)
Additions to plant and equipment	(202)	(209)
Proceeds from investments	17	17
Proceeds from sale of plant and equipment	11	19
Proceeds from sales of operations and affiliates	1	29
Other, net	(8)	(3)
Net cash provided by (used for) investing activities	(637)	(153)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(593)	(542)
Issuance of common stock	74	48
Repurchases of common stock	(1,482)	(2,002)
Net proceeds from (repayments of) debt with original maturities of three months or less	188	(662)
Proceeds from debt with original maturities of more than three months	1	1,098
Repayments of debt with original maturities of more than three months	(1)	(1)
Excess tax benefits from stock-based compensation	25	18
Other, net	(11)	(11)
Net cash provided by (used for) financing activities	(1,799)	(2,054)
Effect of Exchange Rate Changes on Cash and Equivalents	7	(378)
Cash and Equivalents:
Increase (decrease) during the period	(791)	(989)
Beginning of period	3,090	3,990
End of period	$2,299	$3,001
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$198	$178
Cash Paid During the Period for Income Taxes, Net of Refunds	$648	$585

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

In March 2016, the FASB issued authoritative guidance that includes several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. The new guidance will require that the income tax effects associated with the settlement of stock-based awards after adoption of the guidance be recognized through income tax expense rather than directly in equity. The income tax effects related to excess tax benefits will also be presented as an operating cash flow in the statement of cash flows rather than a financing activity for all periods presented. This guidance is effective for the Company beginning January 1, 2017, with early adoption permitted. For the nine months ended September 30, 2016 and 2015, the Company classified $25 million and $18 million, respectively, of excess tax benefits as a financing activity in the statement of cash flows which will be presented as an operating cash flow under the new guidance. The expected effect on income tax expense or operating cash flows for stock-based awards settled after adoption of the new guidance will depend on inputs such as the stock price and the number of stock-based awards settled in the period presented.

In August 2016, the FASB issued authoritative guidance to clarify the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The objective of the new guidance is to reduce the diversity in practice of the presentation and classification of certain transactions. This guidance is effective for the Company beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning January 1, 2018, with early adoption permitted. The Company is currently assessing the potential impact the guidance will have upon adoption.

(2)    Income Taxes

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $104 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

On February 18, 2014, the Company received a Notice of Deficiency (“NOD”) from the IRS asserting that a non-taxable return of capital received from a subsidiary was a taxable dividend distribution. The NOD assesses additional taxes of $70 million for the 2006 tax year, plus interest and penalties. In May 2014, the Company petitioned the United States Tax Court to challenge the NOD. The Company's petition was subsequently denied and the case proceeded to court with the trial taking place in the third quarter of 2016. Final decision by the tax court is expected in 2017. Although the court's final decision cannot be predicted with certainty, the Company believes its position continues to be supportable. Accordingly, no reserve has been recorded related to this matter.

(3)    Inventories

Inventories as of September 30, 2016 and December 31, 2015 were as follows:

In millions	September 30, 2016	December 31, 2015
Raw material	$430	$415
Work-in-process	145	130
Finished goods	674	622
LIFO reserve	(82)	(81)
Total inventories	$1,167	$1,086

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

The Company's indefinite-lived intangible assets consist of trademarks and brands. The estimated fair values of these intangible assets are determined based on a Level 3 valuation method using a relief-from-royalty income approach derived from internally forecasted revenues of the related products. If the fair value of the trademark or brand is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible asset.

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2016 and 2015. The assessment resulted in no impairment charges in 2016. In 2015, the Company recorded a $2 million indefinite-lived intangible asset impairment charge related to a brand in the Polymers & Fluids segment which had a fair value of $24 million and a carrying value of $26 million.

(5)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2016	2015	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$15	$18	$2	$3	$47	$54	$7	$8
Interest cost	23	23	6	6	70	69	18	18
Expected return on plan assets	(36)	(38)	(6)	(7)	(109)	(114)	(17)	(19)
Amortization of actuarial loss	11	15	—	—	32	45	—	—
Amortization of prior service income	—	—	—	—	—	—	(1)	—
Net periodic benefit cost	$13	$18	$2	$2	$40	$54	$7	$7

The Company expects to contribute approximately $73 million to its pension plans and $5 million to its other postretirement plans in 2016. As of September 30, 2016, contributions of $66 million to pension plans and $4 million to other postretirement plans have been made.

(6)    Debt

Short-term debt as of September 30, 2016 and December 31, 2015 included commercial paper of $687 million and $498 million, respectively. In addition, in the first quarter of 2016, the Company reclassified $649 million related to the 0.90% notes due February 25, 2017 from Long-term debt to Short-term debt.

During the second quarter of 2016, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of May 9, 2021. This agreement replaced the existing $1.5 billion line of credit agreement with a termination date of June 8, 2017 and $1.0 billion line of credit agreement with a termination date of August 15, 2018. No amount was outstanding under this agreement as of September 30, 2016.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2016 and December 31, 2015 were as follows:

In millions	September 30, 2016	December 31, 2015
Fair value	$7,860	$7,153
Carrying value	6,979	6,897

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model, using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(7)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
Beginning balance	$(1,470)	$(1,046)	$(1,504)	$(658)

Foreign currency translation adjustments during the period	(15)	(337)	(15)	(711)
Foreign currency translation adjustments reclassified to income	—	—	1	—
Income taxes	10	2	29	(32)
Foreign currency translation adjustments, net of tax	(5)	(335)	15	(743)

Pension and other postretirement benefit adjustments during the period	—	1	1	(1)
Pension and other postretirement benefit adjustments reclassified to income	11	15	31	45
Income taxes	(4)	(5)	(11)	(13)
Pension and other postretirement benefit adjustments, net of tax	7	11	21	31

Ending balance	$(1,468)	$(1,370)	$(1,468)	$(1,370)

Pension and other postretirement benefit adjustments reclassified to income relate to the amortization of actuarial losses and prior service income. Refer to the Pension and Other Postretirement Benefits note for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the Euro notes were $1.1 billion and $1.1 billion, respectively, as of September 30, 2016. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $232 million and $308 million as of September 30, 2016 and December 31, 2015, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of September 30, 2016 and 2015 consisted of cumulative translation adjustment losses, net of tax, of $1.1 billion and $1.0 billion, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $358 million and $362 million, respectively.

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

(9)     Acquisition

On July 1, 2016, the Company completed the acquisition of the Engineered Fasteners and Components business ("EF&C") from ZF TRW for a purchase price of approximately $450 million. EF&C had operating revenue of $117 million for the three months ended September 30, 2016 which was reported within the Company’s Automotive OEM segment. The acquisition of EF&C did not materially affect the Company’s results of operations or financial position for any period presented.

Based on preliminary acquisition accounting, the Company allocated $236 million to goodwill and $95 million to intangible assets, primarily related to customer relationships and technology. The intangible assets are expected to be amortized on a straight-line basis over their estimated useful lives ranging from 4 to 19 years. The Company anticipates subsequent acquisition accounting adjustments will change the initial amounts recorded for goodwill and intangible assets, primarily due to the completion of valuations. The allocation of purchase price will be completed as soon as practicable, but no later than one year from the acquisition date.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment. As of December 31, 2015, the Company had 84 divisions in 57 countries and employed approximately 48,000 persons.

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

CONSOLIDATED RESULTS OF OPERATIONS

In the third quarter and year-to-date periods, the Company delivered strong financial results despite a challenging macro environment and foreign currency translation headwinds. The key driver of the Company's financial performance is the continued successful execution of the ITW Business Model and enterprise initiatives as six of seven segments achieved worldwide organic revenue growth and five of seven segments had operating margin at or above 21% in both respective periods. All seven segments had operating margin at or above 21% for the third quarter of 2016.

On July 1, 2016, the Company completed the acquisition of the Engineered Fasteners and Components business ("EF&C") from ZF TRW for a purchase price of approximately $450 million. EF&C had operating revenue of $117 million for the three months ended September 30, 2016. EF&C diluted the Company's operating margins by 80 basis points and 20 basis points in the third quarter and year-to-date periods, respectively, due to lower operating margin and acquisition related expenses. The Company expects EF&C to be slightly accretive to earnings in the first twelve months, but expects improved performance in later years through the application of the Company's 80/20 business management process. The operating results of EF&C are reported within the Company's Automotive OEM segment. The acquisition of EF&C did not materially affect the Company's results of operations or financial position for any period presented. Refer to the Acquisitions note in Item 1 - Financial Statements for further information.

The Company’s consolidated results of operations for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$3,495	$3,354	4.2%	1.6%	3.5%	—%	—%	(0.9)%	4.2%
Operating income	$808	$761	6.2%	7.5%	0.2%	(0.5)%	0.3%	(1.3)%	6.2%
Operating margin %	23.1%	22.7%	40 bps	130 bps	(80) bps	(10) bps	—	—	40 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$10,200	$10,130	0.7%	1.2%	1.1%	—%	—%	(1.6)%	0.7%
Operating income	$2,322	$2,188	6.1%	7.7%	—%	0.2%	—%	(1.8)%	6.1%
Operating margin %	22.8%	21.6%	120 bps	140 bps	(20) bps	—	—	—	120 bps

•
Operating revenue increased in the third quarter and year-to-date periods due to an increase in organic and acquisition revenues, partially offset by the unfavorable effect of foreign currency translation.

•
Organic revenue grew 1.6% and 1.2% in the third quarter and year-to-date periods, respectively, as consumer-facing businesses increased 2% and 3% in each respective period, representing approximately 60% of total revenues. Industrial-facing businesses were flat in the third quarter and declined 1% in the year-to-date periods.

◦
Six of seven segments had worldwide organic revenue growth primarily due to higher end market demand, penetration gains and product innovation in each respective period. Organic revenue declined in the Welding segment in each respective period primarily due to lower capital spending in the industrial end markets and sluggish demand in the oil and gas end market.

◦	PLS activities associated with the portfolio management component of the Company's Enterprise Strategy reduced organic revenue growth by approximately one percentage point.

◦
North American organic revenue increased 0.7% in the third quarter. Growth in the Test & Measurement and Electronics, Automotive OEM, Food Equipment and Construction Products segments was partially offset by the decline in the Welding, Specialty Products and Polymers & Fluids segments. In the year-to-date period, North American organic revenue increased 1.0% as growth in six segments was partially offset by a decline in the Welding segment.

◦
Europe, Middle East and Africa organic revenue increased 3.1% and 2.2% in the third quarter and year-to-date periods, respectively, as growth in six segments was partially offset by a decline in the Food Equipment segment in the third quarter and a decline in the Welding segment in the year-to-date period.

◦
Asia Pacific organic revenue increased 3.8% in the third quarter primarily due to growth in the Automotive OEM, Test & Measurement and Electronics, Construction Products, Specialty Products and Food Equipment segments, partially offset by a decline in the Welding and Polymers & Fluids segments. In the year-to-date period, Asia Pacific organic revenue increased 1.0% primarily due to growth in the Automotive OEM, Construction Products, Specialty Products and Food Equipment segments, partially offset by a decline in the Welding, Polymers & Fluids and Test & Measurement and Electronics segments.

•
Operating margin of 23.1% in the third quarter increased 40 basis points primarily driven by the benefit of the Company's enterprise initiatives of 120 basis points, positive operating leverage of 30 basis points and favorable price/cost of 10 basis points, partially offset by the dilutive impact of 80 basis points from the EF&C acquisition, additional investment in the business and slightly higher expenses related to certain employee benefits. Operating margin was 22.8% in the year-to-date period, an increase of 120 basis points. The primary driver of the operating margin improvement was the benefit of the Company's enterprise initiatives that contributed 130 basis points. Favorable price/cost and positive operating leverage each contributed 20 basis points and were partially offset by the dilutive impact of 20 basis points from the EF&C acquisition, additional investment in the business and slightly higher expenses related to certain employee benefits.

•	Diluted earnings per share (EPS) of $1.50 increased 7.9% for the third quarter. In the year-to-date period, EPS of $4.25 increased 9.0%.

•
Free cash flow was $543 million and $1.4 billion in the third quarter and year-to-date periods, respectively. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•
The Company repurchased approximately 4.3 million and 14.4 million shares of its common stock in the third quarter and year-to-date periods, respectively, for approximately $500 million and $1.5 billion, respectively.

•
The Company increased the quarterly dividend by 18.2% in the third quarter of 2016. Total cash dividends of $195 million and $593 million were paid in the third quarter and year-to-date periods of 2016, respectively.

•
Adjusted after-tax return on average invested capital was 23.0% for the third quarter and 22.3% for the year-to-date period, an increase of 140 basis points and 180 basis points, respectively. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2016	2015	2016	2015	2016	2015	2016	2015
Automotive OEM	$765	$612	$166	$156	$2,091	$1,914	$512	$478
Food Equipment	544	551	149	144	1,578	1,564	405	370
Test & Measurement and Electronics	516	490	108	82	1,487	1,469	274	232
Welding	361	396	95	98	1,125	1,255	282	326
Polymers & Fluids	422	423	89	80	1,283	1,310	266	262
Construction Products	415	409	94	94	1,223	1,209	278	241
Specialty Products	477	479	125	115	1,429	1,427	373	334
Intersegment revenues	(5)	(6)	—	—	(16)	(18)	—	—
Unallocated	—	—	(18)	(8)	—	—	(68)	(55)
Total	$3,495	$3,354	$808	$761	$10,200	$10,130	$2,322	$2,188

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$765	$612	24.8%	6.6%	19.2%	—%	(1.0)%	24.8%
Operating income	$166	$156	7.0%	7.9%	0.9%	(0.7)%	(1.1)%	7.0%
Operating margin %	21.8%	25.4%	(360) bps	30 bps	(370) bps	(20) bps	—	(360) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,091	$1,914	9.2%	4.4%	6.1%	—%	(1.3)%	9.2%
Operating income	$512	$478	7.2%	8.1%	0.3%	—%	(1.2)%	7.2%
Operating margin %	24.5%	25.0%	(50) bps	80 bps	(140) bps	—	10 bps	(50) bps

•
Operating revenue increased in the third quarter and year-to-date periods due to the EF&C acquisition and higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.

•
Organic revenue grew 6.6% and 4.4% in the third quarter and year-to-date periods, respectively, as a result of penetration gains, exceeding worldwide auto build growth of 5% and 4% in the respective periods.

◦
North American organic revenue grew 4.7% and 3.8% in the third quarter and year-to-date periods, respectively, versus total North American auto build growth of 2% and 3% in the respective periods. Auto build growth for the Detroit 3, where the Company has higher content, declined 1% in the third quarter and increased 1% in the year-to-date period.

◦	European organic revenue grew 5.0% and 5.3% in the third quarter and year-to-date periods, respectively. European auto builds declined 2% in the third quarter and grew 3% in the year-to-date period.

◦
Asia Pacific organic revenue increased 20.0% and 7.4% in the third quarter and year-to-date periods, respectively, driven by product penetration gains in China due to new product launches in 2016. China organic revenue growth of 40.2% and 18.5% in the third quarter and year-to-date periods, respectively, exceeded Chinese auto build growth of 23% and 11% in each respective period. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, grew 31% in the third quarter and 10% in the year-to-date period.

•
Operating margin was 21.8% in the third quarter. The decrease of 360 basis points was driven by the dilutive impact of 370 basis points from the EF&C acquisition. Positive operating leverage of 90 basis points and the net benefits from the Company's enterprise initiatives and cost management of 30 basis points were partially offset by unfavorable price/cost of 90 basis points and higher restructuring expenses.

•
In the year-to-date period, operating margin of 24.5% decreased 50 basis points primarily due to the dilutive impact of 140 basis points from the EF&C acquisition. Positive operating leverage of 60 basis points and the net benefits from the Company's enterprise initiatives and cost management of 50 basis points were partially offset by unfavorable price/cost of 30 basis points.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food institutional/restaurant, food service and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$544	$551	(1.3)%	0.7%	—%	—%	(2.0)%	(1.3)%
Operating income	$149	$144	3.0%	5.2%	—%	(0.4)%	(1.8)%	3.0%
Operating margin %	27.4%	26.3%	110 bps	120 bps	—	(10) bps	—	110 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,578	$1,564	1.0%	2.8%	—%	—%	(1.8)%	1.0%
Operating income	$405	$370	9.4%	9.7%	—%	1.2%	(1.5)%	9.4%
Operating margin %	25.7%	23.7%	200 bps	160 bps	—	30 bps	10 bps	200 bps

•
Operating revenue decreased in the third quarter due to the unfavorable effect of foreign currency translation, partially offset by organic revenue growth. In the year-to-date period, operating revenue increased due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•
Organic revenue increased 0.7% in the third quarter as equipment and service organic revenue grew 0.4% and 1.4%, respectively. In the year-to-date period, organic revenue increased 2.8% as equipment and service organic revenue grew 3.6% and 1.6%, respectively.

◦
North American organic revenue increased 2.7% in the third quarter and 4.3% in the year-to-date periods. North American equipment revenue increased 3.3% in the third quarter primarily due to increased demand in refrigeration and retail and 5.7% in the year-to-date period primarily due to strong end market demand in the retail, refrigeration, warewash and cooking businesses. Service revenue in North America increased 1.6% and 2.0% in the third quarter and year-to-date periods, respectively.

◦
International organic revenue declined 1.9% in the third quarter and grew 0.9% in the year-to-date periods. International equipment organic revenue decreased 2.9% in the third quarter primarily due to lower demand in the United Kingdom and France and increased 1.0% in the year-to-date period primarily due to growth in Europe. International service organic revenue grew 1.1% and 0.8% in the third quarter and year-to-date periods, respectively.

•
Operating margin was 27.4% in the third quarter. The 110 basis point improvement was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 70 basis points, favorable price/cost of 40 basis points and positive operating leverage of 10 basis points.

•
In the year-to-date period, operating margin of 25.7% increased 200 basis points primarily driven by positive operating leverage of 60 basis points, the net benefits of the Company's enterprise initiatives and cost management of 50 basis points, favorable price/cost of 50 basis points and lower restructuring expenses.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$516	$490	5.3%	6.6%	—%	—%	(1.3)%	5.3%
Operating income	$108	$82	33.2%	34.0%	—%	1.0%	(1.8)%	33.2%
Operating margin %	21.0%	16.6%	440 bps	420 bps	—	20 bps	—	440 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,487	$1,469	1.2%	2.5%	—%	—%	(1.3)%	1.2%
Operating income	$274	232	18.4%	19.5%	—%	0.8%	(1.9)%	18.4%
Operating margin %	18.4%	15.8%	260 bps	260 bps	—	10 bps	(10) bps	260 bps

•	Operating revenue increased in the third quarter and year-to-date periods due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 6.6% and 2.5% in the third quarter and year-to-date periods, respectively.

◦
Worldwide electronics organic revenue increased 12.5% and 5.8% in the third quarter and year-to-date periods, respectively, primarily due to an increase in the electronics assembly businesses in the North American solar and semi-conductor end markets. Other electronics businesses grew 0.4% in the third quarter, primarily due to growth in Europe in the pressure sensitive adhesives businesses, and declined 0.2% in the year-to-date period primarily due to PLS activities in Asia Pacific.

◦
Organic revenue for the worldwide test and measurement businesses increased 1.4% in the third quarter primarily due to easier year-over-year comparisons across all major regions. In the year-to-date period, organic revenue decreased 0.4% primarily due to the continued softness in oil and gas related end markets and the impact of a weak capital spending environment in North America and Europe.

•
Operating margin was 21.0% in the third quarter. The increase of 440 basis points was primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 210 basis points, positive operating leverage of 190 basis points and favorable price/cost of 20 basis points.

•
In the year-to-date period, operating margin of 18.4% increased 260 basis points primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 160 basis points, positive operating leverage of 70 basis points and favorable price/cost of 30 basis points.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, MRO, construction, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$361	$396	(8.9)%	(8.5)%	—%	—%	(0.4)%	(8.9)%
Operating income	$95	$98	(2.6)%	(3.4)%	1.5%	—%	(0.7)%	(2.6)%
Operating margin %	26.5%	24.8%	170 bps	130 bps	40 bps	—	—	170 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$1,125	$1,255	(10.4)%	(9.4)%	—%	—%	(1.0)%	(10.4)%
Operating income	$282	$326	(13.5)%	(9.8)%	(2.2)%	(0.9)%	(0.6)%	(13.5)%
Operating margin %	25.1%	26.0%	(90) bps	(10) bps	(60) bps	(30) bps	10 bps	(90) bps

•	Operating revenue decreased in the third quarter and year-to-date periods due to the decline in organic revenue and the unfavorable effect of foreign currency translation.

•
Organic revenue decreased 8.5% and 9.4% in the third quarter and year-to-date periods, respectively, due to lower demand in the oil and gas and industrial end markets and the impact of a soft capital spending environment. In the third quarter, organic revenue declined 8% and 9% for equipment and consumables, respectively. In the year-to-date period, organic revenue declined 11% and 8% for equipment and consumables, respectively.

◦
North American organic revenue declined 8.7% and 7.9% in the third quarter and year-to-date periods, respectively, driven by decreases across the oil and gas end markets and industrial end markets primarily related to heavy equipment for agriculture, infrastructure and mining.

◦	International organic revenue decreased 7.8% and 14.9% in the third quarter and year-to-date periods, respectively, primarily due to weak oil and gas end markets in Europe and Asia Pacific.

•
Operating margin was 26.5% in the third quarter. The increase of 170 basis points was due to the net benefits of the Company's enterprise initiatives and cost management of 250 basis points, favorable price/cost of 40 basis points and lower restructuring expenses, partially offset by negative operating leverage of 160 basis points.

•
In the year-to-date period, operating margin of 25.1% declined 90 basis points primarily due to negative operating leverage of 190 basis points, higher restructuring expenses, lower variable margins due to product mix from lower sales of higher margin equipment and the unfavorable impact of intangible asset impairment, partially offset by the net benefits of the Company's enterprise initiatives and cost management of 190 basis points and favorable price/cost of 40 basis points.

POLYMERS & FLUIDS

This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO, and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$422	$423	—%	0.8%	—%	—%	—%	(0.8)%	—%
Operating income	$89	$80	10.6%	8.2%	—%	1.6%	3.0%	(2.2)%	10.6%
Operating margin %	21.0%	19.0%	200 bps	140 bps	—	30 bps	50 bps	(20) bps	200 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$1,283	$1,310	(2.0)%	1.1%	(0.3)%	—%	—%	(2.8)%	(2.0)%
Operating income	$266	$262	1.5%	4.1%	(0.3)%	(0.3)%	0.9%	(2.9)%	1.5%
Operating margin %	20.7%	20.0%	70 bps	60 bps	—	(10) bps	20 bps	—	70 bps

•
Operating revenue was flat in the third quarter as organic revenue growth was offset by the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue decreased primarily due to the unfavorable effect of foreign currency translation, partially offset by organic revenue growth.

•	Organic revenue increased 0.8% and 1.1% in the third quarter and year-to-date periods, respectively, primarily due to stronger demand in European and South American end markets.

◦
Organic revenue for the worldwide polymers businesses increased 3.7% and 0.9% in the third quarter and year-to-date periods, respectively, primarily driven by an increase in Europe and South America, partially offset by a decline in North America. Organic revenue for the worldwide automotive aftermarket businesses increased 0.4% and 1.8% in the third quarter and year-to-date periods, respectively, primarily driven by an increase in North America. Organic revenue for the worldwide fluids businesses decreased 1.1% in the third quarter due to a decline in North America. Organic revenue for the worldwide fluids businesses increased

0.2% in the year-to-date period primarily driven by an increase in South America, partially offset by a decline in North America.

•
Operating margin of 21.0% in the third quarter increased 200 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 140 basis points, lower restructuring expenses and favorable operating leverage of 20 basis points, partially offset by unfavorable price/cost of 20 basis points. In addition, the third quarter of 2015 included the unfavorable impact of intangible asset impairment. See the Goodwill and Intangible Assets note in Item 1 - Financial Statements for further discussion of the Company's annual impairment assessment.

•
In the year-to-date period, operating margin of 20.7% increased 70 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 80 basis points and favorable operating leverage of 40 basis points, partially offset by the impact of a first quarter 2015 discrete claim recovery of 40 basis points and unfavorable price/cost of 20 basis points.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel construction and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$415	$409	1.6%	1.5%	(0.2)%	—%	0.3%	1.6%
Operating income	$94	$94	(0.2)%	8.0%	(0.3)%	(8.3)%	0.4%	(0.2)%
Operating margin %	22.6%	23.1%	(50) bps	140 bps	—	(190) bps	—	(50) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,223	$1,209	1.2%	3.1%	(0.2)%	—%	(1.7)%	1.2%
Operating income	$278	$241	15.4%	17.4%	(0.2)%	0.4%	(2.2)%	15.4%
Operating margin %	22.7%	19.9%	280 bps	280 bps	(10) bps	10 bps	—	280 bps

•
Operating revenue increased in the third quarter primarily due to organic revenue growth. In the year-to-date period, operating revenue increased primarily due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 1.5% and 3.1% in the third quarter and year-to-date periods, respectively.

◦
North American organic revenue increased 1.1% in the third quarter. Renovation/remodel increased 3.5% and commercial increased 5.2% due to higher demand, partially offset by a decline of 1.3% in residential. In the year-to-date period, North American organic revenue grew 3.1% driven by growth of 5.0% in renovation/remodel, 6.1% in commercial and 0.6% in residential.

◦
International organic revenue increased 1.9% and 3.2% in the third quarter and year-to-date periods, respectively. Asia Pacific organic revenue increased 2.1% and 3.6% in the third quarter and year-to-date periods, respectively, primarily due to growth in Australia and New Zealand. European organic revenue increased 1.6% and 2.8% in the third quarter and year-to-date periods, respectively, primarily due to growth in the United Kingdom.

•
Operating margin was 22.6% in the third quarter. The decrease of 50 basis points was driven by higher restructuring expenses of 190 basis points, partially offset by the net benefits of the Company's enterprise initiatives and cost management of 60 basis points, favorable price/cost of 50 basis points and positive operating leverage of 30 basis points.

•
In the year-to-date period, operating margin of 22.7% increased 280 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 140 basis points, positive operating leverage of 80 basis points and favorable price/cost of 60 basis points.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities that deliver strong operating results with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$477	$479	(0.6)%	0.1%	—%	—%	(0.7)%	(0.6)%
Operating income	$125	$115	8.3%	7.8%	—%	1.6%	(1.1)%	8.3%
Operating margin %	26.1%	24.0%	210 bps	180 bps	—	40 bps	(10) bps	210 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,429	$1,427	0.1%	1.2%	—%	—%	(1.1)%	0.1%
Operating income	$373	$334	11.7%	11.4%	—%	1.5%	(1.2)%	11.7%
Operating margin %	26.1%	23.4%	270 bps	230 bps	—	40 bps	—	270 bps

•
Operating revenue decreased in the third quarter primarily due to the unfavorable effect of foreign currency translation, partially offset by organic revenue growth. In the year-to-date period, operating revenue increased due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 0.1% and 1.2% in the third quarter and year-to-date periods, respectively, primarily driven by growth in the consumer packaging businesses.

◦
North American organic revenue declined 1.4% in the third quarter due to a decline in the equipment businesses, partially offset by an increase in the consumer packaging businesses. North American organic revenue increased 1.1% in the year-to-date period driven by growth in the consumer packaging businesses, partially offset by the decline in the equipment businesses.

◦	International organic revenue increased 2.8% and 1.4% in the third quarter and year-to-date periods, respectively, driven by growth in Europe and Asia Pacific.

•
Operating margin was 26.1% in the third quarter. The increase of 210 basis points was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 180 basis points and lower restructuring expenses.

•
In the year-to-date period, operating margin of 26.1% increased 270 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 210 basis points and lower restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense was $58 million and $59 million in the third quarter of 2016 and 2015, respectively. Interest expense of $174 million in the year-to-date period increased from $168 million in 2015, primarily due to the Euro notes issued in May 2015.

•
Other income (expense) was income of $13 million in the third quarter of 2016, a decrease of $10 million primarily driven by the impact of foreign currency translation losses and lower interest income, partially offset by an increase in equity investment income. Other income (expense) was income of $34 million in the year-to-date period, a decrease of $31 million primarily due to a $15 million gain on the sale of a business in the first quarter of 2015, lower interest income and a $6 million loss on the anticipated sale of a business in the second quarter of 2016, partially offset by higher equity investment income.

•	The effective tax rate for the year-to-date period of 2016 was 30.0% compared to 30.5% in 2015.

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

In March 2016, the FASB issued authoritative guidance that includes several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. The new guidance will require that the income tax effects associated with the settlement of stock-based awards after adoption of the guidance be recognized through income tax expense rather than directly in equity. The income tax effects related to excess tax benefits will also be presented as an operating cash flow in the statement of cash flows rather than a financing activity for all periods presented. This guidance is effective for the Company beginning January 1, 2017, with early adoption permitted. For the nine months ended September 30, 2016 and 2015, the Company classified $25 million and $18 million, respectively, of excess tax benefits as a financing activity in the statement of cash flows which will be presented as an operating cash flow under the new guidance. The expected effect on income tax expense or operating cash flows for stock-based awards settled after adoption of the new guidance will depend on inputs such as the stock price and the number of stock-based awards settled in the period presented.

In August 2016, the FASB issued authoritative guidance to clarify the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The objective of the new guidance is to reduce the diversity in practice of the presentation and classification of certain transactions. This guidance is effective for the Company beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning January 1, 2018, with early adoption permitted. The Company is currently assessing the potential impact the guidance will have upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $2.3 billion of cash on hand at September 30, 2016 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	internal investments to support organic growth and sustain core businesses;

•	payment of an attractive dividend to shareholders; and

•	external investments in selective strategic acquisitions that support organic growth focus, and an active share repurchase program.

The Company believes that, based on its revenue, operating margin, current free cash flow, and credit ratings, it could readily obtain additional financing if necessary.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the third quarter and year-to-date periods of 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
Net cash provided by operating activities	$624	$706	$1,638	$1,596
Additions to plant and equipment	(81)	(62)	(202)	(209)
Free cash flow	$543	$644	$1,436	$1,387

Cash dividends paid	$(195)	$(177)	$(593)	$(542)
Repurchases of common stock	(482)	(216)	(1,482)	(2,002)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(454)	—	(456)	(6)
Net proceeds from (repayment of) debt	499	(7)	188	435
Other	36	75	109	117
Effect of exchange rate changes on cash and equivalents	(3)	(176)	7	(378)
Net increase (decrease) in cash and equivalents	$(56)	$143	$(791)	$(989)

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

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 1.6 million shares of its common stock at an average price of $97.19 in the first quarter of 2015, approximately 1.9 million shares of its common stock at an average price of $97.19 in the second quarter of 2015, approximately 2.6 million shares of its common stock at an average price of $84.45 in the third quarter of 2015, approximately 5.3 million shares of its common stock at an average price of $94.07 in the first quarter of 2016, approximately 4.8 million shares of its common stock at an average price of $104.54 in the second quarter of 2016, and approximately 4.3 million shares of its common stock at an average price of $116.27 in the third quarter of 2016. As of September 30, 2016, there were approximately $3.9 billion of authorized repurchases remaining under the 2015 Program.

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

ROIC for the third quarter and year-to-date periods of 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2016	2015	2016	2015
Operating income	$808	$761	$2,322	$2,188
Tax rate	30.0%	29.6%	30.0%	30.5%
Income taxes	(243)	(225)	(697)	(668)
Operating income after taxes	$565	$536	$1,625	$1,520

Invested capital:
Trade receivables	$2,496	$2,339	$2,496	$2,339
Inventories	1,167	1,153	1,167	1,153
Net plant and equipment	1,702	1,601	1,702	1,601
Goodwill and intangible assets	6,191	6,088	6,191	6,088
Accounts payable and accrued expenses	(1,762)	(1,635)	(1,762)	(1,635)
Other, net	393	313	393	313
Total invested capital	$10,187	$9,859	$10,187	$9,859

Average invested capital	$9,973	$10,038	$9,821	$10,039
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	(116)	(121)	(114)	(126)
Adjusted average invested capital	$9,857	$9,917	$9,707	$9,913
Adjusted return on average invested capital	23.0%	21.6%	22.3%	20.5%

ROIC increased 140 basis points for the quarter ended September 30, 2016 compared to 2015 as a result of a 5.5% improvement in after-tax operating income and a 0.6% decrease in adjusted average invested capital. Additionally, ROIC increased 180 basis points for the year-to-date period ended September 30, 2016 compared to 2015 as a result of a 6.9% improvement in after-tax operating income and a 2.1% decrease in adjusted average invested capital.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2016 and December 31, 2015 is summarized as follows:

In millions	September 30, 2016	December 31, 2015	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,299	$3,090	$(791)
Trade receivables	2,496	2,203	293
Inventories	1,167	1,086	81
Other	223	341	(118)
Total current assets	6,185	6,720	(535)
Current liabilities:
Short-term debt	1,364	526	838
Accounts payable and accrued expenses	1,762	1,585	177
Other	360	257	103
Total current liabilities	3,486	2,368	1,118
Net working capital	$2,699	$4,352	$(1,653)

The decrease in net working capital as of September 30, 2016 was primarily driven by lower cash and equivalents from share repurchases and increased short-term debt due to current maturities of long-term debt.

Cash and equivalents totaled approximately $2.3 billion as of September 30, 2016 and $3.1 billion as of December 31, 2015, primarily all of which was held by international subsidiaries. The reduction in cash on hand was primarily driven by share repurchases. Cash and equivalents held internationally may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash and equivalents balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of September 30, 2016 and December 31, 2015 was as follows:

In millions	September 30, 2016	December 31, 2015
Short-term debt	$1,364	$526
Long-term debt	6,329	6,896
Total debt	$7,693	$7,422

Short-term debt as of September 30, 2016 and December 31, 2015 included commercial paper of $687 million and $498 million, respectively. In addition, in the first quarter of 2016, the Company reclassified $649 million related to the 0.90% notes due February 25, 2017 from Long-term debt to Short-term debt.

During the second quarter of 2016, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of May 9, 2021. This agreement replaced the existing $1.5 billion line of credit agreement with a termination date of June 8, 2017 and $1.0 billion line of credit agreement with a termination date of August 15, 2018. No amount was outstanding under this agreement as of September 30, 2016.

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

Total debt to EBITDA for the trailing twelve month periods ended September 30, 2016 and December 31, 2015 was as follows:

Dollars in millions	September 30, 2016	December 31, 2015
Total debt	$7,693	$7,422

Net income	$1,978	$1,899
Add:
Interest expense	232	226
Other income	(47)	(78)
Income taxes	838	820
Depreciation	246	244
Amortization and impairment of intangible assets	227	233
EBITDA	$3,474	$3,344
Total debt to EBITDA ratio	2.2	2.2

Stockholders’ Equity

The changes to stockholders’ equity during 2016 were as follows:

In millions
Total stockholders’ equity, December 31, 2015	$5,228
Net income	1,528
Cash dividends declared	(621)
Repurchases of common stock	(1,500)
Stock option and restricted stock activity	119
Foreign currency translation adjustments, net of tax	15
Other	24
Total stockholders’ equity, September 30, 2016	$4,793

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2016. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2016 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of September 30, 2016, there were approximately $3.9 billion of authorized repurchases remaining under the 2015 Program.

Share repurchase activity under the Company's share repurchase program for the third quarter of 2016 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
July 2016	0.8	$106.55	0.8	$4,363
August 2016	1.5	$118.99	1.5	$4,179
September 2016	2.0	$117.99	2.0	$3,946
Total	4.3		4.3

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 27, 2016	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)