Form 10-Q
period 2017-03-31
ILLINOIS TOOL WORKS INC
filed 2017-05-05
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes [X]                        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]                                                                                                    Accelerated filer  [   ]
Non-accelerated filer   [   ] (Do not check if a smaller reporting company)                                                                                                                        Smaller reporting company  [   ]

Emerging growth company  [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                        No [X]

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2017: 345,451,023.

Part I – Financial Information

Item 1 – Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2017	2016
Operating Revenue	$3,471	$3,274
Cost of revenue	2,004	1,896
Selling, administrative, and research and development expenses	605	597
Amortization and impairment of intangible assets	53	59
Operating Income	809	722
Interest expense	(64)	(58)
Other income (expense)	4	4
Income Before Taxes	749	668
Income Taxes	213	200
Net Income	$536	$468

Net Income Per Share:
Basic	$1.55	$1.29
Diluted	$1.54	$1.29

Cash Dividends Per Share:
Paid	$0.65	$0.55
Declared	$0.65	$0.55

Shares of Common Stock Outstanding During the Period:
Average	346.2	362.0
Average assuming dilution	349.0	363.9

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2017	2016
Net Income	$536	$468
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	154	164
Pension and other postretirement benefit adjustments, net of tax	10	8
Comprehensive Income	$700	$640

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and equivalents	$2,493	$2,472
Trade receivables	2,534	2,357
Inventories	1,158	1,076
Prepaid expenses and other current assets	245	218
Total current assets	6,430	6,123

Net plant and equipment	1,674	1,652
Goodwill	4,605	4,558
Intangible assets	1,411	1,463
Deferred income taxes	425	449
Other assets	984	956
	$15,529	$15,201

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$671	$652
Accounts payable	574	511
Accrued expenses	1,149	1,202
Cash dividends payable	225	226
Income taxes payable	256	169
Total current liabilities	2,875	2,760

Noncurrent Liabilities:
Long-term debt	7,205	7,177
Deferred income taxes	121	134
Other liabilities	830	871
Total noncurrent liabilities	8,156	8,182

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2017 and 2016 Outstanding- 345.5 shares in 2017 and 346.9 shares in 2016	6	6
Additional paid-in-capital	1,184	1,188
Retained earnings	19,817	19,505
Common stock held in treasury	(14,871)	(14,638)
Accumulated other comprehensive income (loss)	(1,643)	(1,807)
Noncontrolling interest	5	5
Total stockholders’ equity	4,498	4,259
	$15,529	$15,201

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2017	2016
Cash Provided by (Used for) Operating Activities:
Net income	$536	$468
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	61	58
Amortization and impairment of intangible assets	53	59
Change in deferred income taxes	20	(213)
Provision for uncollectible accounts	1	3
(Income) loss from investments	(2)	(2)
(Gain) loss on sale of plant and equipment	—	1
Stock-based compensation expense	9	9
Other non-cash items, net	1	4
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(148)	(155)
Inventories	(67)	(29)
Prepaid expenses and other assets	(23)	(21)
Increase (decrease) in-
Accounts payable	56	45
Accrued expenses and other liabilities	(117)	(67)
Income taxes	81	318
Other, net	2	1
Net cash provided by operating activities	463	479
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(3)	(2)
Additions to plant and equipment	(64)	(57)
Proceeds from investments	7	6
Proceeds from sale of plant and equipment	3	2
Proceeds from sales of operations and affiliates	—	1
Net cash provided by (used for) investing activities	(57)	(50)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(226)	(200)
Issuance of common stock	18	39
Repurchases of common stock	(250)	(480)
Net proceeds from (repayments of) debt with original maturities of three months or less	671	(525)
Repayments of debt with original maturities of more than three months	(652)	—
Excess tax benefits from stock-based compensation	—	13
Other, net	(11)	(10)
Net cash provided by (used for) financing activities	(450)	(1,163)
Effect of Exchange Rate Changes on Cash and Equivalents	65	92
Cash and Equivalents:
Increase (decrease) during the period	21	(642)
Beginning of period	2,472	3,090
End of period	$2,493	$2,448
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$65	$65
Cash Paid During the Period for Income Taxes, Net of Refunds	$112	$70

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements - The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2016 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, several new revenue recognition disclosures will be required. Under current guidance, the Company generally recognizes operating revenue at the time of product shipment as typical sales arrangements are for standard products and provide for transfer of ownership and risk of loss at the time of shipment or delivery of service. While the Company continues to assess the potential impact of the new guidance, we do not currently expect the adoption of this guidance to have a material impact on our operating revenue, results of operations or financial position. However, the Company expects to provide additional disclosures in the notes to financial statements required under the new guidance. The new guidance will be effective for the Company beginning January 1, 2018 and allows for either full or modified retrospective adoption methods. The Company expects to adopt the new revenue accounting guidance utilizing the modified retrospective method.

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. Under the new guidance, a lessee will be required to recognize a lease liability and lease asset for all leases, including operating leases, with a lease term greater than twelve months in the statement of financial position. Subsequent measurement, including presentation of expenses and cash flows, will depend on the classification of the lease as either a financing or operating lease. In addition, several new disclosures will be required. This guidance will be effective for the Company beginning January 1, 2019, with early adoption permitted. While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on the consolidated financial statements and related disclosures, the Company expects to recognize right of use assets and liabilities for its operating leases in the statement of financial position upon adoption.

In March 2016, the FASB issued authoritative guidance that included several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. Among the more significant changes, the new guidance requires that the income tax effects associated with the settlement of stock-based awards to be recognized through income tax expense rather than directly in equity. Additionally, the income tax effects related to excess tax benefits should be presented within operating cash flows in the statement of cash flows rather than as a financing activity. Excess tax benefits recognized in equity were $13 million for the three months ended March 31, 2016 and $29 million for the twelve months ended December 31, 2016. The Company adopted the new guidance effective January 1, 2017 and applied the newly adopted provisions prospectively. For the three months ended March 31, 2017, excess tax benefits of $12 million were included in Income taxes in the statement of income. The expected effect on income tax expense or net cash provided from operating activities related to future stock-based award settlements will vary each quarter and will depend on inputs such as the stock price at the time of settlement and the number of awards settled in the period presented.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning January 1, 2018. The Company is currently assessing the potential impact the guidance will have upon adoption.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost should be presented below operating income. The guidance is effective for the Company starting January 1, 2018 and will be applied retrospectively to the presentation of net periodic benefit cost and prospectively to the capitalization of service cost. The Company does not expect the adoption of this guidance to have a material impact on the results of operations or financial position.

(2)     Acquisition

On July 1, 2016, the Company completed the acquisition of the Engineered Fasteners and Components business ("EF&C") from ZF TRW for a purchase price of approximately $450 million. The acquisition of EF&C did not materially affect the Company’s results of operations or financial position for the periods presented.

EF&C had operating revenue of $128 million for the three months ended March 31, 2017 which was reported within the Company’s Automotive OEM segment. As a result of the EF&C transaction, the Company recorded $186 million of goodwill and $134 million of amortizable intangible assets primarily related to customer relationships and technology. The intangible assets are expected to be amortized on a straight-line basis over their estimated useful lives ranging from 4 to 17 years, with a weighted average amortization period of 16 years. Subsequent purchase accounting adjustments may change the initial amounts recorded, including goodwill and intangible assets, primarily due to the completion of valuations. The allocation of purchase price will be completed as soon as practicable, but no later than one year from the acquisition date.

(3)    Income Taxes

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $58 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

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

(4)    Inventories

Inventories as of March 31, 2017 and December 31, 2016 were as follows:

In millions	March 31, 2017	December 31, 2016
Raw material	$427	$407
Work-in-process	139	126
Finished goods	676	629
LIFO reserve	(84)	(86)
Total inventories	$1,158	$1,076

(5)    Pension and Other Postretirement Benefits

Beginning in 2017, the Company changed the method used to estimate the service and interest cost components of net periodic benefit cost related to pension and other postretirement benefit plans. The new method provides a more precise measure of the service and interest cost components of net periodic benefit cost by applying specific spot rates along the yield curve to the projected cash flows rather than a single weighted-average rate. The Company accounted for this change as a change in estimate prospectively. The change did not have a material impact on the 2017 net periodic pension and other postretirement benefit costs.

Pension and other postretirement benefit costs for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$16	$16	$2	$2
Interest cost	18	23	5	6
Expected return on plan assets	(33)	(37)	(6)	(6)
Amortization of actuarial loss	14	11	—	—
Total net periodic benefit cost	$15	$13	$1	$2

The Company expects to contribute approximately $64 million to its pension plans and $5 million to its other postretirement plans in 2017. As of March 31, 2017, contributions of $52 million to pension plans and $2 million to other postretirement plans have been made.

(6)    Debt

Short-term debt as of March 31, 2017 included commercial paper of $649 million. Short-term debt as of December 31, 2016 included $650 million related to the 0.90% notes paid on the February 25, 2017 due date.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2017 and December 31, 2016 were as follows:

In millions	March 31, 2017	December 31, 2016
Fair value	$7,666	$8,281
Carrying value	7,205	7,827

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model, using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(7)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
In millions	2017	2016
Beginning balance	$(1,807)	$(1,504)

Foreign currency translation adjustments during the period	144	124
Foreign currency translation adjustments reclassified to income	—	1
Income taxes	10	39
Total foreign currency translation adjustments, net of tax	154	164

Pension and other postretirement benefit adjustments during the period	—	1
Pension and other postretirement benefit adjustments reclassified to income	14	11
Income taxes	(4)	(4)
Total pension and other postretirement benefit adjustments, net of tax	10	8

Ending balance	$(1,643)	$(1,332)

Pension and other postretirement benefit adjustments reclassified to income relate to the amortization of actuarial losses. Refer to Note 5. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the Euro notes were $1.1 billion and $1.0 billion, respectively, as of March 31, 2017. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $348 million and $375 million as of March 31, 2017 and December 31, 2016, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of March 31, 2017 and 2016 consisted of cumulative translation adjustment losses, net of tax, of $1.2 billion and $961 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $395 million and $371 million, respectively.

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

(9)    Subsequent Event

Subsequent to March 31, 2017, the Company entered into a confidential settlement agreement to resolve a litigation matter. Based on the terms of the agreement, the Company expects to receive a total of $95 million within 120 days of the execution of the agreement. The receipt of the settlement is primarily expected to have a favorable impact on the third quarter 2017 results.

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

THE ITW BUSINESS MODEL

The powerful and highly differentiated ITW Business Model is the Company’s core source of value creation. This business model is the Company’s competitive advantage and defines how ITW creates value for its shareholders and comprises three unique elements:

•
ITW’s 80/20 management process is the operating system that is applied in every ITW business. Initially introduced as a manufacturing efficiency tool in the 1980s, ITW has continually refined, improved and expanded 80/20 into a proprietary, holistic business management process that generates significant value for the Company and its customers. Through the application of data-driven insights generated by 80/20 practice, ITW focuses on its largest and best opportunities (the “80”) and eliminates cost, complexity and distractions associated with the less profitable opportunities (the “20”). 80/20 enables ITW businesses to consistently achieve world-class operational excellence in product availability, quality, and innovation, while generating superior financial performance;

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

Based on the financial performance of the divisions that are further along in this process, the Company believes that its organic growth framework is capable of delivering above-market organic growth across all segments. Divisions are at various phases in preparation for growth and many are either ready to grow or already growing above their respective markets. ITW management is fully aligned with this plan and very focused on executing it. As of December 31, 2016, approximately 85 percent of the divisions were ready to grow.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2016 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

The Company's strong financial performance in the first quarter of 2017 reflects the continued successful execution of the ITW Business Model and enterprise initiatives to drive solid growth with best-in-class margins and returns. Six of seven segments achieved worldwide organic revenue growth and all seven segments had operating margins at or above 20% in the first quarter of 2017.

On July 1, 2016, the Company completed the acquisition of the Engineered Fasteners and Components business ("EF&C") from ZF TRW for a purchase price of approximately $450 million. EF&C had operating revenue of $128 million for the three months ended March 31, 2017. EF&C diluted the Company's operating margin by 50 basis points in the first quarter due to lower operating margin and acquisition related expenses. The Company expects EF&C to be slightly accretive to earnings in the first twelve months, but expects improved performance in later years through the application of the Company's 80/20 business management process. The operating results of EF&C are reported within the Company's Automotive OEM segment. The acquisition of EF&C did not materially affect the Company's results of operations or financial position for any period presented. Refer to Note 2. Acquisition in Item 1 - Financial Statements for further information.

The Company’s consolidated results of operations for the first quarter of 2017 and 2016 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$3,471	$3,274	6.0%	3.5%	3.8%	—%	—%	(1.3)%	6.0%
Operating income	$809	$722	12.0%	11.8%	1.8%	(0.5)%	0.4%	(1.5)%	12.0%
Operating margin %	23.3%	22.1%	120 bps	170 bps	(50) bps	(10) bps	10 bps	—	120 bps

•	Operating revenue grew in the first quarter due to an increase in organic and acquisition revenues, partially offset by the unfavorable effect of foreign currency translation.

•
Organic revenue grew 3.5% as six of seven segments had worldwide organic revenue growth primarily due to penetration gains, higher end market demand and product innovation. The Welding segment was essentially flat as lower demand in the industrial end markets was offset by higher demand in the commercial end markets.

◦	North American organic revenue increased 1.4% as growth in five segments was partially offset by a decline in the Construction Products and Specialty Products segments.

◦	Europe, Middle East and Africa organic revenue increased 5.6% as growth in six segments was partially offset by a decline in the Welding segment.

◦
Asia Pacific organic revenue increased 8.5% primarily due to growth in the Automotive OEM, Test & Measurement and Electronics, Specialty Products and Construction Products segments, partially offset by a decline in the Polymers & Fluids, Welding and Food Equipment segments.

•
Operating margin of 23.3% increased 120 basis points primarily driven by the benefits of the Company's enterprise initiatives of 100 basis points and positive operating leverage of 80 basis points, partially offset by the dilutive impact of 50 basis points from the EF&C acquisition and unfavorable price/cost of 30 basis points.

•	Diluted earnings per share (EPS) of $1.54 increased 19.4% in 2017.

•	Free cash flow was $399 million in 2017. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•	The Company repurchased approximately 1.9 million shares of its common stock in the first quarter of 2017 for approximately $250 million.

•	Total cash dividends of $226 million were paid in the first quarter of 2017.

•
Adjusted after-tax return on average invested capital in the first quarter of 2017 was 23.8%, an increase of 260 basis points. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2017 and 2016 were as follows:

	Three Months Ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2017	2016	2017	2016
Automotive OEM	$828	$656	$202	$173
Food Equipment	497	499	125	122
Test & Measurement and Electronics	480	464	96	72
Welding	387	389	107	93
Polymers & Fluids	426	418	88	84
Construction Products	395	384	89	81
Specialty Products	463	468	124	122
Intersegment revenues	(5)	(4)	—	—
Unallocated	—	—	(22)	(25)
Total	$3,471	$3,274	$809	$722

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2017 and 2016 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$828	$656	26.3%	9.0%	19.4%	—%	(2.1)%	26.3%
Operating income	$202	$173	16.8%	12.9%	7.1%	(0.7)%	(2.5)%	16.8%
Operating margin %	24.4%	26.4%	(200) bps	90 bps	(260) bps	(20) bps	(10) bps	(200) bps

•	Operating revenue increased due to higher organic and acquisition revenues, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue grew 9.0% as a result of penetration gains, exceeding worldwide auto build growth of 6%.

◦	North American organic revenue grew 4.4% versus total North American auto build growth of 3%. Auto build growth for the Detroit 3, where the Company has higher content, grew 1% in the first quarter.

◦	European organic revenue grew 11.9%, exceeding European auto build growth of 6%.

◦
Asia Pacific organic revenue increased 17.7% driven by product penetration gains in China. Organic revenue growth in China of 29.2% exceeded Chinese auto build growth of 7%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, grew 3% in the first quarter.

•
Operating margin was 24.4%. The decrease of 200 basis points was driven by the dilutive impact of 260 basis points from the EF&C acquisition. Positive operating leverage of 120 basis points and the net benefits from the Company's enterprise initiatives and cost management of 40 basis points were partially offset by unfavorable price/cost of 70 basis points and higher restructuring expenses.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food institutional/restaurant, food service and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the first quarter of 2017 and 2016 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$497	$499	(0.4)%	2.0%	—%	—%	(2.4)%	(0.4)%
Operating income	$125	$122	2.1%	2.7%	—%	1.6%	(2.2)%	2.1%
Operating margin %	25.1%	24.5%	60 bps	20 bps	—	40 bps	—	60 bps

•	Operating revenue decreased due to the unfavorable effect of foreign currency translation, partially offset by organic revenue growth.

•	Organic revenue increased 2.0% as equipment and service organic revenue grew 2.6% and 0.7%, respectively.

◦
North American organic revenue increased 1.2%. Equipment organic revenue increased 2.3% primarily due to higher demand in the retail end market. Service organic revenue declined 0.7% primarily due to continued PLS activities.

◦
International organic revenue increased 3.3% as equipment and service organic revenue each grew approximately 3%. The equipment organic revenue growth was primarily due to higher demand in the European refrigeration end market.

•
Operating margin was 25.1%, an increase of 60 basis points. The net benefits of the Company's enterprise initiatives and cost management of 50 basis points, positive operating leverage of 50 basis points, lower restructuring expenses and favorable price/cost of 20 basis points were partially offset by lower variable margins primarily due to product mix of 100 basis points.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2017 and 2016 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$480	$464	3.5%	5.5%	—%	—%	(2.0)%	3.5%
Operating income	$96	$72	33.9%	36.6%	—%	(0.2)%	(2.5)%	33.9%
Operating margin %	20.0%	15.5%	450 bps	460 bps	—	—	(10) bps	450 bps

•	Operating revenue increased due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 5.5%.

◦	Organic revenue for the test and measurement businesses increased 5.6% primarily due to higher semi-conductor end market demand across all major regions.

◦
Electronics organic revenue increased 5.5%. The electronics assembly businesses grew 5.6% and other electronics businesses grew 5.4%, primarily in the electrostatics businesses, due to higher demand in the semi-conductor end market.

•
Operating margin of 20.0% increased 450 basis points primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 200 basis points, positive operating leverage of 170 basis points and favorable price/cost of 30 basis points.

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

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the first quarter of 2017 and 2016 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$387	$389	(0.6)%	(0.3)%	—%	—%	(0.3)%	(0.6)%
Operating income	$107	$93	14.8%	8.7%	3.0%	3.3%	(0.2)%	14.8%
Operating margin %	27.7%	23.9%	380 bps	220 bps	70 bps	80 bps	10 bps	380 bps

•	Operating revenue decreased due to the slight decline in organic revenue and the unfavorable effect of foreign currency translation.

•
Organic revenue declined slightly. Growth in equipment of 0.5%, primarily driven by higher demand in the commercial end markets, was offset by a decline of 1.3% in consumables due to lower demand in the industrial end markets.

◦
North American organic revenue increased 1.7% driven by higher demand in the commercial end markets, partially offset by a decline in the industrial end markets related to transportation and heavy equipment for agriculture, infrastructure and mining.

◦	International organic revenue decreased 8.3% primarily due to weaker end market demand in Europe and Asia Pacific.

•
Operating margin of 27.7% increased 380 basis points primarily due to the net benefits of the Company's enterprise initiatives and cost management of 260 basis points and lower restructuring expenses, partially offset by unfavorable price/cost of 80 basis points. In addition, the prior year was negatively impacted by an intangible asset impairment charge of 80 basis points.

POLYMERS & FLUIDS

This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO, and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2017 and 2016 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$426	$418	2.0%	1.5%	—%	—%	0.5%	2.0%
Operating income	$88	$84	4.2%	8.6%	—%	(3.4)%	(1.0)%	4.2%
Operating margin %	20.6%	20.2%	40 bps	140 bps	—	(70) bps	(30) bps	40 bps

•	Operating revenue increased due to organic revenue growth and the favorable effect of foreign currency translation.

•	Organic revenue increased 1.5% primarily due to stronger demand in the North American, European and South American end markets.

◦
Organic revenue for the worldwide automotive aftermarket businesses increased 2.1% primarily driven by an increase in the car care, engine and tire repair businesses in North America. Organic revenue for the worldwide fluids businesses grew 1.5% primarily due to an increase in the industrial maintenance, repair, and operations end markets in Europe. Organic revenue for the worldwide polymers businesses increased 0.2% primarily driven by growth in Europe, partially offset by a modest decline in North America.

•
Operating margin of 20.6% increased 40 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 120 basis points and favorable operating leverage of 40 basis points, partially offset by higher restructuring expenses of 70 basis points and unfavorable price/cost of 20 basis points.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel construction and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the first quarter of 2017 and 2016 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$395	$384	2.7%	2.9%	—%	—%	(0.2)%	2.7%
Operating income	$89	$81	9.9%	12.3%	—%	(2.7)%	0.3%	9.9%
Operating margin %	22.5%	21.0%	150 bps	200 bps	—	(60) bps	10 bps	150 bps

•	Operating revenue increased due to organic revenue growth.

•	Organic revenue increased 2.9%.

◦	North American organic revenue, which had a challenging comparable in the prior year first quarter of 10.6% growth, decreased 1.9% driven by a decline in the residential and commercial end markets.

◦
International organic revenue increased 6.6%. Asia Pacific organic revenue increased 4.6% primarily due to growth in the Australia and New Zealand retail end markets. European organic revenue increased 8.4% primarily due to growth in the United Kingdom and the Nordic countries.

•
Operating margin was 22.5%. The increase of 150 basis points was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 170 basis points and positive operating leverage of 80 basis points, partially offset by higher restructuring expenses of 60 basis points and unfavorable price/cost of 50 basis points.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities that deliver strong operating results with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2017 and 2016 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$463	$468	(1.2)%	0.8%	(0.7)%	—%	(1.3)%	(1.2)%
Operating income	$124	$122	2.0%	4.6%	0.7%	(2.1)%	(1.2)%	2.0%
Operating margin %	26.9%	26.1%	80 bps	90 bps	40 bps	(50) bps	—	80 bps

•	Operating revenue decreased primarily due to the unfavorable effect of foreign currency translation and a divestiture, partially offset by organic revenue growth.

•	Organic revenue increased 0.8% primarily driven by strong growth in the consumer packaging businesses of 8.4%, partially offset by a decline of 1.8% in equipment sales.

◦	North American organic revenue declined 2.5% primarily due to weaker demand for capital equipment, partially offset by an increase in the consumer packaging businesses.

◦	International organic revenue increased 7.3% primarily driven by growth in the consumable businesses in Europe and Asia Pacific.

•
Operating margin was 26.9%. The increase of 80 basis points was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 110 basis points and the impact of a divestiture, partially offset by unfavorable price/cost of 50 basis points and higher restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•	Interest expense was $64 million in the first quarter of 2017, an increase of $6 million primarily due to the debt issuance in the fourth quarter of 2016.

•	Other income (expense) was income of $4 million in the first quarter of 2017 and 2016.

•
The effective tax rate for the first quarter of 2017 was 28.3% compared to 30.0% in 2016. Included in the effective tax rate for the first quarter of 2017 was a discrete income tax benefit of $12 million related to the adoption of the new stock-based compensation guidance. Excluding this discrete tax benefit, the Company's effective tax rate for the first quarter of 2017 would have been 30.0%. Refer to Note 1. Significant Accounting Policies in Item 1 - Financial Statements for further information.

SUBSEQUENT EVENT

Subsequent to March 31, 2017, the Company entered into a confidential settlement agreement to resolve a litigation matter. Based on the terms of the agreement, the Company expects to receive a total of $95 million within 120 days of the execution of the agreement. The receipt of the settlement is primarily expected to have a favorable impact on the third quarter 2017 results. The favorable settlement impact is not included in the Company’s current guidance.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, several new revenue recognition disclosures will be required. Under current guidance, the Company generally recognizes operating revenue at the time of product shipment as typical sales arrangements are for standard products and provide for transfer of ownership and risk of loss at the time of shipment or delivery of service. While the Company continues to assess the potential impact of the new guidance, we do not currently expect the adoption of this guidance to have a material impact on our operating revenue, results of operations or financial position. However, the Company expects to provide additional disclosures in the notes to financial statements required under the new guidance. The new guidance will be effective for the Company beginning January 1, 2018 and allows for either full or modified retrospective adoption methods. The Company expects to adopt the new revenue accounting guidance utilizing the modified retrospective method.

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. Under the new guidance, a lessee will be required to recognize a lease liability and lease asset for all leases, including operating leases, with a lease term greater than twelve months in the statement of financial position. Subsequent measurement, including presentation of expenses and cash flows, will depend on the classification of the lease as either a financing or operating lease. In addition, several new disclosures will be required. This guidance will be effective for the Company beginning January 1, 2019, with early adoption permitted. While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on the consolidated financial statements and related disclosures, the Company expects to recognize right of use assets and liabilities for its operating leases in the statement of financial position upon adoption.

In March 2016, the FASB issued authoritative guidance that included several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. Among the more significant changes, the new guidance requires that the income tax effects associated with the settlement of stock-based awards to be recognized through income tax expense rather than directly in equity. Additionally, the income tax effects related to excess tax benefits should be presented within operating cash flows in the statement of cash flows rather than as a financing activity. Excess tax benefits recognized in equity were $13 million for the three months ended March 31, 2016 and $29 million for the twelve months ended December 31, 2016. The Company adopted the new guidance effective January 1, 2017 and applied the newly adopted provisions prospectively. For the three months ended March 31, 2017, excess tax benefits of $12 million were included in Income taxes in the statement of income. The expected effect on income tax expense or net cash provided from operating activities related to future stock-based award settlements will vary each quarter and will depend on inputs such as the stock price at the time of settlement and the number of awards settled in the period presented.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning January 1, 2018. The Company is currently assessing the potential impact the guidance will have upon adoption.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost should be presented below operating income. The guidance is effective for the Company starting January 1, 2018 and will be applied retrospectively to the presentation of net periodic benefit cost and prospectively to the capitalization of service cost. The Company does not expect the adoption of this guidance to have a material impact on the results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $2.5 billion of cash on hand at March 31, 2017 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
In millions	2017	2016
Net cash provided by operating activities	$463	$479
Additions to plant and equipment	(64)	(57)
Free cash flow	$399	$422

Cash dividends paid	$(226)	$(200)
Repurchases of common stock	(250)	(480)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(3)	(2)
Net proceeds from (repayments of) debt with original maturities of three months or less	671	(525)
Repayments of debt with original maturities of more than three months	(652)	—
Other	17	51
Effect of exchange rate changes on cash and equivalents	65	92
Net increase (decrease) in cash and equivalents	$21	$(642)

Stock Repurchase Program

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 5.3 million shares of its common stock at an average price of $94.07 in the first quarter of 2016, approximately 4.8 million shares of its common stock at an average price of $104.54 in the second quarter of 2016, approximately 4.3 million shares of its common stock at an average price of $116.27 in the third quarter of 2016, approximately 4.3 million shares of its common stock at an average price of $117.29 in the fourth quarter of 2016, and approximately 1.9 million shares of its common stock at an average price of $128.47 in the first quarter of 2017. As of March 31, 2017, there were approximately $3.2 billion of authorized repurchases remaining under the 2015 Program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's equity investment in the Wilsonart business (formerly the Decorative Surfaces segment). Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the first quarter of 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2017	2016
Operating income	$809	$722
Tax rate	28.3%	30.0%
Income taxes	(229)	(216)
Operating income after taxes	$580	$506

Invested capital:
Trade receivables	$2,534	$2,394
Inventories	1,158	1,134
Net plant and equipment	1,674	1,598
Goodwill and intangible assets	6,016	6,005
Accounts payable and accrued expenses	(1,723)	(1,611)
Other, net	222	257
Total invested capital	$9,881	$9,777

Average invested capital	$9,748	$9,668
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	—	(111)
Adjusted average invested capital	$9,748	$9,557
Adjusted return on average invested capital	23.8%	21.2%

ROIC increased 260 basis points for the quarter ended March 31, 2017 compared to 2016 as a result of a 14.7% improvement in after-tax operating income versus a 2.0% increase in adjusted average invested capital. The $12 million discrete tax benefit related to share-based compensation improved after-tax ROIC by approximately 60 basis points for the quarter ended March 31, 2017.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2017 and December 31, 2016 is summarized as follows:

In millions	March 31, 2017	December 31, 2016	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,493	$2,472	$21
Trade receivables	2,534	2,357	177
Inventories	1,158	1,076	82
Other	245	218	27
Total current assets	6,430	6,123	307
Current liabilities:
Short-term debt	671	652	19
Accounts payable and accrued expenses	1,723	1,713	10
Other	481	395	86
Total current liabilities	2,875	2,760	115
Net working capital	$3,555	$3,363	$192

Cash and equivalents totaled approximately $2.5 billion as of March 31, 2017 and December 31, 2016, primarily all of which was held by international subsidiaries. Cash and equivalents held internationally may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash and equivalents balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of March 31, 2017 and December 31, 2016 was as follows:

In millions	March 31, 2017	December 31, 2016
Short-term debt	$671	$652
Long-term debt	7,205	7,177
Total debt	$7,876	$7,829

Short-term debt as of March 31, 2017 included commercial paper of $649 million. Short-term debt as of December 31, 2016 included $650 million related to the 0.90% notes paid on the February 25, 2017 due date.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2017 and December 31, 2016 was as follows:

Dollars in millions	March 31, 2017	December 31, 2016
Total debt	$7,876	$7,829

Net income	$2,103	$2,035
Add:
Interest expense	243	237
Other income	(81)	(81)
Income taxes	886	873
Depreciation	249	246
Amortization and impairment of intangible assets	218	224
EBITDA	$3,618	$3,534
Total debt to EBITDA ratio	2.2	2.2

Stockholders’ Equity

The changes to stockholders’ equity during 2017 were as follows:

In millions
Total stockholders’ equity, December 31, 2016	$4,259
Net income	536
Repurchases of common stock	(250)
Cash dividends declared	(224)
Foreign currency translation adjustments, net of tax	154
Stock option and restricted stock activity	15
Other	8
Total stockholders’ equity, March 31, 2017	$4,498

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the expected acquisition or disposition of businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the timing and benefits from the Company's Enterprise Strategy, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, (3) the timing and amount of benefits from the Company’s enterprise initiatives and their impact on organic revenue growth, (4) market conditions and availability of financing to fund the Company's share repurchases, (5) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (6) the unfavorable impact of foreign currency fluctuations, (7) a delay in, or reduction in, introducing new products into the Company’s product lines or failure to protect the Company's intellectual property, (8) the potential negative impact of acquisitions on the Company’s profitability and returns, (9) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (10) potential negative impact of impairments to goodwill and other intangible assets on the Company’s profitability and return on invested capital, (11) increases in funding costs or decreases in credit availability due to market conditions or changes to the Company's credit ratings, (12) raw material price increases and supply shortages, (13) unfavorable tax law changes and tax authority rulings, (14) financial market risks to the Company’s obligations under its defined benefit pension plans, (15) potential adverse outcomes in legal proceedings, and (16) negative effects of service interruptions, data corruption, cyber-based attacks or network security breaches. A more detailed description of these risks is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 4 – Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2017. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2017 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – Other Information

Item 1A - Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. Refer to the description of the Company's risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2016 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of March 31, 2017, there were approximately $3.2 billion of authorized repurchases remaining under the 2015 Program. Share repurchase activity under the Company's share repurchase program for the first quarter of 2017 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
January 2017	0.6	$125.00	0.6	$3,368
February 2017	1.0	$128.89	1.0	$3,239
March 2017	0.3	$133.93	0.3	$3,196
Total	1.9		1.9

Item 6 – Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
10.1
Form of stock option terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10.2
Form of restricted stock unit terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10.3
Form of performance share unit terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10.4
Form of performance cash grant terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

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

ILLINOIS TOOL WORKS INC.

Dated:	May 5, 2017	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)