Form 10-Q
period 2017-09-30
ILLINOIS TOOL WORKS INC
filed 2017-10-27
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐                        No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2017: 342,598,985.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2017	2016	2017	2016
Operating Revenue	$3,615	$3,495	$10,685	$10,200
Cost of revenue	2,094	2,027	6,185	5,890
Selling, administrative, and research and development expenses	589	604	1,795	1,818
Legal settlement (income)	(80)	—	(95)	—
Amortization and impairment of intangible assets	51	56	156	170
Operating Income	961	808	2,644	2,322
Interest expense	(65)	(58)	(194)	(174)
Other income (expense)	10	13	24	34
Income Before Taxes	906	763	2,474	2,182
Income Taxes	266	228	711	654
Net Income	$640	$535	$1,763	$1,528

Net Income Per Share:
Basic	$1.86	$1.51	$5.12	$4.28
Diluted	$1.85	$1.50	$5.07	$4.25

Cash Dividends Per Share:
Paid	$0.65	$0.55	$1.95	$1.65
Declared	$0.78	$0.65	$2.08	$1.75

Shares of Common Stock Outstanding During the Period:
Average	343.4	353.5	344.7	357.3
Average assuming dilution	346.0	355.5	347.5	359.3

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Net Income	$640	$535	$1,763	$1,528
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	96	(5)	367	15
Pension and other postretirement benefit adjustments, net of tax	13	7	33	21
Comprehensive Income	$749	$537	$2,163	$1,564

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and equivalents	$2,785	$2,472
Trade receivables	2,672	2,357
Inventories	1,225	1,076
Prepaid expenses and other current assets	230	218
Total current assets	6,912	6,123

Net plant and equipment	1,759	1,652
Goodwill	4,732	4,558
Intangible assets	1,319	1,463
Deferred income taxes	473	449
Other assets	1,119	956
	$16,314	$15,201

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$698	$652
Accounts payable	585	511
Accrued expenses	1,231	1,202
Cash dividends payable	267	226
Income taxes payable	86	169
Total current liabilities	2,867	2,760

Noncurrent Liabilities:
Long-term debt	7,439	7,177
Deferred income taxes	112	134
Other liabilities	870	871
Total noncurrent liabilities	8,421	8,182

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2017 and 2016 Outstanding- 342.6 shares in 2017 and 346.9 shares in 2016	6	6
Additional paid-in-capital	1,207	1,188
Retained earnings	20,553	19,505
Common stock held in treasury	(15,336)	(14,638)
Accumulated other comprehensive income (loss)	(1,407)	(1,807)
Noncontrolling interest	3	5
Total stockholders’ equity	5,026	4,259
	$16,314	$15,201

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In millions	2017	2016
Cash Provided by (Used for) Operating Activities:
Net income	$1,763	$1,528
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	188	182
Amortization and impairment of intangible assets	156	170
Change in deferred income taxes	55	(228)
Provision for uncollectible accounts	3	7
(Income) loss from investments	(13)	(5)
(Gain) loss on sale of plant and equipment	—	2
(Gain) loss on sale of operations and affiliates	—	6
Stock-based compensation expense	27	31
Other non-cash items, net	6	(4)
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(197)	(198)
Inventories	(93)	(47)
Prepaid expenses and other assets	(97)	(30)
Increase (decrease) in-
Accounts payable	41	23
Accrued expenses and other liabilities	(56)	(8)
Income taxes	(76)	209
Net cash provided by operating activities	1,707	1,638
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(3)	(456)
Additions to plant and equipment	(219)	(202)
Proceeds from investments	25	17
Proceeds from sale of plant and equipment	8	11
Proceeds from sales of operations and affiliates	2	1
Other, net	(7)	(8)
Net cash provided by (used for) investing activities	(194)	(637)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(674)	(593)
Issuance of common stock	58	74
Repurchases of common stock	(750)	(1,482)
Net proceeds from (repayments of) debt with original maturities of three months or less	697	188
Proceeds from debt with original maturities of more than three months	—	1
Repayments of debt with original maturities of more than three months	(652)	(1)
Excess tax benefits from stock-based compensation	—	25
Other, net	(13)	(11)
Net cash provided by (used for) financing activities	(1,334)	(1,799)
Effect of Exchange Rate Changes on Cash and Equivalents	134	7
Cash and Equivalents:
Increase (decrease) during the period	313	(791)
Beginning of period	2,472	3,090
End of period	$2,785	$2,299
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$208	$198
Cash Paid During the Period for Income Taxes, Net of Refunds	$732	$648

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

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, several new revenue recognition disclosures will be required. Under current guidance, the Company generally recognizes operating revenue when ownership and risk of loss are transferred to the customer, which is typically at the time of product shipment or delivery of service. The Company has completed a review of revenue transactions for a significant portion of its businesses. While the review is not fully completed, the Company does not currently expect the adoption of this guidance to have a material impact on its operating revenue, results of operations or financial position. However, the Company expects to provide additional disclosures in the notes to financial statements required under the new guidance. The new guidance will be effective for the Company beginning January 1, 2018 and allows for either full or modified retrospective adoption methods. The Company expects to adopt the new revenue accounting guidance utilizing the modified retrospective method.

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

In March 2016, the FASB issued authoritative guidance that included several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. Among the more significant changes, the new guidance requires the income tax effects associated with the settlement of stock-based awards to be recognized through income tax expense rather than directly in equity. Additionally, the income tax effects related to excess tax benefits should be presented within operating cash flows in the statement of cash flows rather than as a financing activity. Excess tax benefits recognized in equity under the prior guidance were $25 million for the nine months ended September 30, 2016. The Company adopted the new guidance effective January 1, 2017 and applied the newly adopted provisions prospectively. Excess tax benefits of $6 million and $32 million were included in Income Taxes in the statement of income for the three and nine month periods ended September 30, 2017, respectively. The expected effect on income tax expense or net cash provided from operating activities related to future stock-based award settlements will vary each quarter and will depend on inputs such as the stock price at the time of settlement and the number of awards settled in the period presented.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning January 1, 2018 and will be applied prospectively with the cumulative effect of adoption recorded directly to retained earnings. Although the Company is currently completing its assessment of the potential impact of this new guidance, the Company anticipates a cumulative-effect balance sheet adjustment reducing deferred tax assets and retained earnings upon adoption. Additionally, intra-entity asset transfers may result in future tax rate volatility under the new guidance. The Company intends to complete its assessment in the fourth quarter of 2017.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, such as interest cost, the expected return on assets, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. The guidance is effective for the Company starting January 1, 2018 and will be applied retrospectively to the presentation of net periodic benefit cost and prospectively to the capitalization of service cost. The Company does not expect the adoption of this guidance to have a material impact on the results of operations or financial position. Refer to Note 6. Pension and Other Postretirement Benefits for further information information regarding the Company’s net periodic benefit cost.

(2)     Acquisition

On July 1, 2016, the Company completed the acquisition of the Engineered Fasteners and Components business ("EF&C") from ZF TRW for a purchase price of approximately $450 million. The acquisition of EF&C did not materially affect the Company’s results of operations or financial position for the periods presented.

EF&C had operating revenue of $382 million for the nine months ended September 30, 2017 which was reported within the Company’s Automotive OEM segment. As a result of the EF&C transaction, the Company recorded $187 million of goodwill and $134 million of amortizable intangible assets primarily related to customer relationships and technology. The intangible assets will be amortized on a straight-line basis over their estimated useful lives ranging from 4 to 17 years, with a weighted average amortization period of 16 years.

(3)    Income Taxes

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $96 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

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

(4)    Inventories

Inventories as of September 30, 2017 and December 31, 2016 were as follows:

In millions	September 30, 2017	December 31, 2016
Raw material	$453	$407
Work-in-process	148	126
Finished goods	709	629
LIFO reserve	(85)	(86)
Total inventories	$1,225	$1,076

(5)    Goodwill and Intangible Assets

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarters of 2017 and 2016. The assessment resulted in no impairment charges in either 2017 or 2016.

(6)    Pension and Other Postretirement Benefits

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

Pension and other postretirement benefit costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2017	2016	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$15	$15	$2	$2	$47	$47	$6	$7
Interest cost	18	23	5	6	54	70	15	18
Expected return on plan assets	(33)	(36)	(6)	(6)	(99)	(109)	(17)	(17)
Amortization of actuarial loss	15	11	—	—	43	32	(1)	—
Amortization of prior service income	—	—	—	—	—	—	—	(1)
Total net periodic benefit cost	$15	$13	$1	$2	$45	$40	$3	$7

The Company expects to contribute approximately $179 million to its pension plans and $6 million to its other postretirement plans in 2017. During the nine months ended September 30, 2017, the Company made contributions of $174 million to its pension plans, which included an additional $115 million discretionary contribution made in the second quarter of 2017. Contributions of $5 million have been made to other postretirement plans during the nine months ended September 30, 2017.

(7)    Debt

Short-term debt as of September 30, 2017 included commercial paper of $688 million. Short-term debt as of December 31, 2016 included $650 million related to the 0.90% notes paid on the February 25, 2017 due date.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2017 and December 31, 2016 were as follows:

In millions	September 30, 2017	December 31, 2016
Fair value	$7,958	$8,281
Carrying value	7,439	7,827

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(8)    Legal Settlement

In the second quarter of 2017, the Company entered into a $95 million confidential settlement agreement to resolve a litigation matter. Based on the terms of the agreement, the Company received the settlement within 120 days of the execution of the agreement. The receipt of the settlement resulted in a favorable pre-tax impact of $15 million in the second quarter of 2017 and $80 million in the third quarter of 2017, which was included in operating income.

(9)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Beginning balance	$(1,516)	$(1,470)	$(1,807)	$(1,504)

Foreign currency translation adjustments during the period	67	(15)	271	(15)
Foreign currency translation adjustments reclassified to income	—	—	—	1
Income taxes	29	10	96	29
Total foreign currency translation adjustments, net of tax	96	(5)	367	15

Pension and other postretirement benefit adjustments during the period	—	—	—	1
Pension and other postretirement benefit adjustments reclassified to income	15	11	42	31
Income taxes	(2)	(4)	(9)	(11)
Total pension and other postretirement benefit adjustments, net of tax	13	7	33	21

Ending balance	$(1,407)	$(1,468)	$(1,407)	$(1,468)

Pension and other postretirement benefit adjustments reclassified to income relate primarily to the amortization of actuarial losses. Refer to Note 6. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the 2015 and 2014 Euro notes were $1.2 billion and $1.2 billion, respectively, as of September 30, 2017. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $118 million and $375 million as of September 30, 2017 and December 31, 2016, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of September 30, 2017 and 2016 consisted of cumulative translation adjustment losses, net of tax, of $1.0 billion and $1.1 billion, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $372 million and $358 million, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company's strong third quarter and year-to-date financial performance reflected continued progress leveraging the powerful and highly differentiated ITW Business Model and executing enterprise initiatives. Six of seven segments achieved worldwide organic revenue growth in the third quarter, and all seven segments had organic revenue growth in the year-to-date period. All seven segments had operating margin at or above 21% in both respective periods.

On July 1, 2016, the Company completed the acquisition of the Engineered Fasteners and Components business ("EF&C") from ZF TRW for a purchase price of approximately $450 million. In 2017, EF&C had operating revenue of $126 million in the third quarter and $382 million in the year-to-date period. EF&C diluted the Company's operating margin by 40 basis points in the year-to-date period due to lower operating margin and acquisition related expenses. The Company expects EF&C's operating margin to improve in later years through the application of the Company's 80/20 business management process. The operating results of EF&C are reported within the Company's Automotive OEM segment. The acquisition of EF&C did not materially affect the Company's results of operations or financial position for any period presented. Refer to Note 2. Acquisition in Item 1 - Financial Statements for further information regarding this acquisition.

The Company’s consolidated results of operations for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$3,615	$3,495	3.5%	1.9%	(0.2)%	—%	—%	1.8%	3.5%
Operating income	$961	$808	19.0%	17.5%	—%	(0.2)%	—%	1.7%	19.0%
Operating margin %	26.6%	23.1%	350 bps	350 bps	—	—	—	—	350 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$10,685	$10,200	4.8%	2.7%	2.3%	—%	—%	(0.2)%	4.8%
Operating income	$2,644	$2,322	13.9%	13.2%	0.9%	—%	0.1%	(0.3)%	13.9%
Operating margin %	24.7%	22.8%	190 bps	230 bps	(40) bps	—	—	—	190 bps

•
Operating revenue grew in the third quarter primarily due to an increase in organic revenue and the favorable effect of foreign currency translation. In the year-to-date period, operating revenue grew primarily due to an increase in organic and acquisition revenues.

•
Organic revenue grew 1.9% and 2.7% in the third quarter and year-to-date periods, respectively. Six segments achieved worldwide organic revenue growth in the third quarter, and all seven segments achieved growth in the year-to-date period. In the third quarter, Food Equipment declined 0.4% primarily due to lower equipment demand in North America.

◦
North American organic revenue was flat in the third quarter. Growth in the Welding, Specialty Products, Construction Products and Polymers & Fluids segments was offset by a decline in the Automotive OEM, Food Equipment and Test & Measurements and Electronics segments. In the year-to-date period, organic revenue grew 1.0%. Growth in five segments was partially offset by a decline in the Food Equipment and Automotive OEM segments.

◦
Europe, Middle East and Africa organic revenue increased 2.4% in the third quarter as growth in the Automotive OEM, Food Equipment, Construction Products and Specialty Products segments was partially offset by a decline in the Welding, Polymers & Fluids and Test & Measurement and Electronics segments. Organic revenue increased 3.8% in the year-to-date period as growth in six segments was partially offset by a decline in the Welding segment.

◦
Asia Pacific organic revenue increased 8.1% in the third quarter as all seven segments achieved organic revenue growth. In the year-to-date period, organic revenue grew 7.6% as growth in six segments was partially offset by a decline in the Welding segment.

•
In the second quarter of 2017, the Company entered into a $95 million confidential settlement agreement to resolve a litigation matter. Based on the terms of the agreement, the Company received the settlement within 120 days of the execution of the agreement. The receipt of the settlement resulted in a favorable pre-tax impact of $15 million in the second quarter of 2017 and $80 million in the third quarter of 2017, which was included in operating income.

•
Operating income of $961 million and $2.6 billion in the third quarter and year-to-date periods, respectively, increased 19.0% and 13.9% in the respective periods. Excluding the favorable impact of the confidential legal settlement, operating income would have increased 9.1% and 9.8% in the third quarter and year-to-date periods, respectively.

•
Operating margin of 26.6% in the third quarter increased 350 basis points. Excluding the 220 basis points of favorability from the confidential legal settlement, operating margin of 24.4% increased 130 basis points primarily due to the benefits of the Company's enterprise initiatives that contributed 110 basis points. In addition, positive operating leverage of 50 basis points was partially offset by unfavorable price/cost of 40 basis points.

•
In the year-to-date period, operating margin of 24.7% increased 190 basis points. Excluding the 80 basis points of favorability from the confidential legal settlement, operating margin of 23.9% increased 110 basis points primarily driven by the benefits of the Company's enterprise initiatives of 100 basis points. In addition, positive operating leverage of 50 basis points and improved overhead efficiencies were partially offset by the dilutive impact of 40 basis points from the EF&C acquisition and unfavorable price/cost of 40 basis points.

•
Diluted earnings per share (EPS) of $1.85 for the third quarter and $5.07 for the year-to-date period increased 23.3% and 19.3%, respectively. Excluding the favorable effect of the confidential legal settlement of $0.14 and $0.17 in the third quarter and year-to-date periods, respectively, EPS increased 14.0% and 15.3% in the respective periods.

•
Free cash flow was $702 million and $1.5 billion for the third quarter and year-to-date periods, respectively. Free cash flow for the year-to-date period includes the impact from an additional discretionary pension contribution of $115 million in the second quarter of 2017. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•
The Company repurchased approximately 1.8 million and 5.5 million shares of its common stock in the third quarter and year-to-date periods, respectively, for approximately $250 million and $750 million, respectively.

•
The Company increased the quarterly dividend by 20.0% in the third quarter of 2017. Total cash dividends of $224 million and $674 million were paid in the third quarter and year-to-date periods of 2017, respectively.

•
Adjusted after-tax return on average invested capital was 26.3% for the third quarter. Excluding 220 basis points attributable to the confidential legal settlement, adjusted after-tax return on average invested capital was 24.1%, an increase of 110 basis points. In the year-to-date period, adjusted after-tax return on average invested capital was 25.0%, an increase of 270 basis points. Excluding 90 basis points attributable to the confidential legal settlement, adjusted after-tax return on average invested capital was 24.1%, an increase of 180 basis points. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2017	2016	2017	2016	2017	2016	2017	2016
Automotive OEM	$795	$765	$172	$166	$2,443	$2,091	$556	$512
Food Equipment	549	544	150	149	1,575	1,578	414	405
Test & Measurement and Electronics	525	516	127	108	1,524	1,487	337	274
Welding	378	361	100	95	1,150	1,125	312	282
Polymers & Fluids	434	422	90	89	1,297	1,283	272	266
Construction Products	440	415	112	94	1,260	1,223	303	278
Specialty Products	498	477	138	125	1,451	1,429	401	373
Intersegment revenues	(4)	(5)	—	—	(15)	(16)	—	—
Unallocated	—	—	72	(18)	—	—	49	(68)
Total	$3,615	$3,495	$961	$808	$10,685	$10,200	$2,644	$2,322

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in 2017 includes the favorable impact from the previously discussed confidential legal settlement.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$795	$765	4.1%	1.3%	—%	—%	2.8%	4.1%
Operating income	$172	$166	2.9%	1.0%	—%	(1.2)%	3.1%	2.9%
Operating margin %	21.6%	21.8%	(20) bps	(10) bps	—	(20) bps	10 bps	(20) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,443	$2,091	16.9%	4.7%	12.2%	—%	—%	16.9%
Operating income	$556	$512	8.4%	6.1%	4.2%	(1.7)%	(0.2)%	8.4%
Operating margin %	22.7%	24.5%	(180) bps	30 bps	(160) bps	(40) bps	(10) bps	(180) bps

•
Operating revenue increased in the third quarter due to the favorable effect of foreign currency translation and higher organic revenue. Operating revenue increased in the year-to-date period due to higher organic and acquisition revenues.

•
Organic revenue grew 1.3% and 4.7% in the third quarter and year-to-date periods, respectively, as a result of penetration gains, exceeding auto build growth in every key geography. Worldwide auto builds grew 2% and 3% in the third quarter and year-to-date periods, respectively.

◦
European organic revenue grew 7.8% and 8.8% in the third quarter and year-to-date periods, respectively, compared to European auto builds which increased 5% in the third quarter and 2% in the year-to-date period.

◦
Asia Pacific organic revenue increased 9.0% and 12.2% in the third quarter and year-to-date periods, respectively. China organic revenue grew 10.3% and 17.9% in the third quarter and year-to-date periods, respectively, versus Chinese auto builds which increased 1% in the third quarter and 3% in the year-to-date period.

◦
North American organic revenue declined 6.7% and 0.8% in the third quarter and year-to-date periods, respectively. North American auto builds declined 10% in the third quarter and 4% in the year-to-date period. Auto builds for the Detroit 3, where the Company has higher content, declined 14% in the third quarter and 7% in the year-to-date period.

•
Operating margin was 21.6% in the third quarter. The decrease of 20 basis points was primarily driven by unfavorable price/cost of 120 basis points and higher restructuring expenses, partially offset by the net benefits from the Company's enterprise initiatives and cost management of 80 basis points and positive operating leverage of 30 basis points.

•
In the year-to-date period, operating margin of 22.7% decreased 180 basis points primarily driven by the dilutive impact of 160 basis points from the EF&C acquisition, unfavorable price/cost of 110 basis points and higher restructuring expenses, partially offset by positive operating leverage of 80 basis points and the net benefits from the Company's enterprise initiatives and cost management of 60 basis points.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food institutional/restaurant, food service and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$549	$544	1.1%	(0.4)%	—%	—%	1.5%	1.1%
Operating income	$150	$149	0.6%	0.3%	—%	(1.0)%	1.3%	0.6%
Operating margin %	27.3%	27.4%	(10) bps	20 bps	—	(30) bps	—	(10) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,575	$1,578	(0.2)%	0.7%	—%	—%	(0.9)%	(0.2)%
Operating income	$414	$405	2.2%	2.5%	—%	0.6%	(0.9)%	2.2%
Operating margin %	26.3%	25.7%	60 bps	40 bps	—	20 bps	—	60 bps

•
Operating revenue increased in the third quarter due to the favorable effect of foreign currency translation, partially offset by a slight decline in organic revenue. Operating revenue decreased in the year-to-date period due to the unfavorable effect of foreign currency translation, partially offset by organic revenue growth.

•
Organic revenue decreased 0.4% in the third quarter as equipment and service organic revenue declined 0.5% and 0.4%, respectively. In the year-to-date period, organic revenue increased 0.7% as equipment and service organic revenue increased 0.8% and 0.4%, respectively.

◦
North American organic revenue declined 3.6% in the third quarter. Equipment organic revenue decreased 5.5% primarily due to lower end market demand in food services. Service organic revenue declined 0.3%. In the year-to-date period, North American organic revenue decreased 1.1%. Equipment organic revenue, which had a challenging comparable in the prior year period of 5.7% growth, decreased 1.8% primarily due to lower demand in the retail and restaurant end markets, partially offset by higher demand in the institutional end market. Service organic revenue was flat.

◦
International organic revenue increased 4.0% and 3.2% in the third quarter and year-to-date periods, respectively. Equipment organic revenue grew 5.9% and 4.0% in the third quarter and year-to-date periods, respectively, primarily due to higher demand in the European refrigeration and warewash end markets. Service organic revenue decreased 0.5% in the third quarter and increased 1.3% in the year-to-date period.

•
Operating margin of 27.3% in the third quarter declined 10 basis points primarily due to product mix of 100 basis points and higher restructuring expenses, partially offset by the benefits of the Company's enterprise initiatives of 110 basis points and favorable price/cost of 10 basis points.

•
In the year-to-date period, operating margin of 26.3% increased 60 basis points primarily due to the benefits of the Company's enterprise initiatives of 100 basis points and 20 basis points each for favorable price/cost, positive operating leverage and lower restructuring expenses, partially offset by product mix of 100 basis points.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$525	$516	1.8%	0.8%	—%	—%	1.0%	1.8%
Operating income	$127	$108	16.9%	13.3%	—%	2.8%	0.8%	16.9%
Operating margin %	24.1%	21.0%	310 bps	260 bps	—	50 bps	—	310 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,524	$1,487	2.5%	3.5%	—%	—%	(1.0)%	2.5%
Operating income	$337	$274	22.8%	22.5%	—%	1.3%	(1.0)%	22.8%
Operating margin %	22.1%	18.4%	370 bps	340 bps	—	30 bps	—	370 bps

•
Operating revenue increased in the third quarter due to the favorable effect of foreign currency translation and organic revenue growth. Operating revenue increased in the year-to-date period due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 0.8% and 3.5% in the third quarter and year-to-date periods, respectively.

◦
Organic revenue for the test and measurement businesses increased 4.2% and 5.1% in the third quarter and year-to-date periods, respectively, primarily due to higher semi-conductor end market demand across all major regions. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 2.6% and 3.9% in the third quarter and year-to-date periods, respectively.

◦
Electronics organic revenue, which had a challenging comparable in the prior year third quarter of 12.5% growth, decreased 2.6% in the third quarter and increased 1.8% in the year-to-date period. The electronics assembly businesses declined 12.8% and 2.2% in the third quarter and year-to-date periods, respectively, primarily due to a decrease in North America. The other electronics businesses grew 7.0% and 4.8% in the third quarter and year-to-date periods, respectively, due to higher semi-conductor end market demand.

•
Operating margin was 24.1% in the third quarter. The increase of 310 basis points was primarily due to the net benefits resulting from the Company's enterprise initiatives and cost management of 130 basis points, favorable price/cost of 50 basis points, lower restructuring expenses and positive operating leverage of 20 basis points.

•
In the year-to-date period, operating margin of 22.1% increased 370 basis points primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 130 basis points, positive operating leverage of 110 basis points and 30 basis points each of favorable price/cost and lower restructuring expenses.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, MRO, construction, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$378	$361	4.8%	3.9%	—%	—%	0.9%	4.8%
Operating income	$100	$95	5.4%	7.0%	(2.2)%	—%	0.6%	5.4%
Operating margin %	26.6%	26.5%	10 bps	80 bps	(60) bps	—	(10) bps	10 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$1,150	$1,125	2.3%	2.2%	—%	—%	0.1%	2.3%
Operating income	$312	$282	10.8%	7.4%	2.3%	1.1%	—%	10.8%
Operating margin %	27.2%	25.1%	210 bps	120 bps	60 bps	30 bps	—	210 bps

•	Operating revenue increased in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.

•
Organic revenue grew 3.9% in the third quarter driven by growth in equipment of 6.5% and consumables of 0.5%. In the year-to-date period, organic revenue increased 2.2% as equipment grew 4.6%, partially offset by a decrease of 0.8% in consumables. In both periods, organic revenue grew due to increased demand in the industrial end markets related to heavy equipment for agriculture, infrastructure and mining and in the commercial end markets related to construction, light fabrication and farm and ranch customers.

◦
North American organic revenue increased 8.0% in the third quarter primarily due to 11.0% and 5.2% growth in the industrial and commercial end markets, respectively. North American organic revenue grew 4.8% in the year-to-date period primarily driven by approximately 5% growth in the industrial and commercial end markets.

◦
International organic revenue decreased 11.2% and 7.3% in the third quarter and year-to-date periods, respectively, primarily due to weaker end market demand in the European and Asian oil and gas end markets.

•
Operating margin was 26.6% in the third quarter. The increase of 10 basis points was primarily due to the net benefits of the Company's enterprise initiatives and cost management of 80 basis points and positive operating leverage of 60 basis points, partially offset by 60 basis points each of unfavorable price/cost and higher restructuring expenses.

•
In the year-to-date period, operating margin of 27.2% increased 210 basis points due to the net benefits of the Company's enterprise initiatives and cost management of 140 basis points, lower restructuring expenses of 60 basis points and positive operating leverage of 40 basis points, partially offset by unfavorable price/cost of 60 basis points. In addition, the prior year period was negatively impacted by an intangible asset impairment charge of 30 basis points.

POLYMERS & FLUIDS

This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO, and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$434	$422	2.6%	1.0%	—%	—%	1.6%	2.6%
Operating income	$90	$89	2.5%	2.1%	—%	(0.9)%	1.3%	2.5%
Operating margin %	21.0%	21.0%	—	20 bps	—	(20) bps	—	—

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,297	$1,283	1.0%	0.5%	—%	—%	0.5%	1.0%
Operating income	$272	$266	2.5%	4.3%	—%	(1.6)%	(0.2)%	2.5%
Operating margin %	21.0%	20.7%	30 bps	80 bps	—	(30) bps	(20) bps	30 bps

•	Operating revenue increased in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.

•	Organic revenue grew 1.0% and 0.5% in the third quarter and year-to-date periods, respectively, primarily due to higher demand in North American end markets.

◦
Organic revenue for the automotive aftermarket businesses increased 0.6% in the third quarter primarily driven by growth in the tire repair businesses in North America. In the year-to-date period, organic revenue grew 0.3% as stronger demand in the car care, engine and tire repair businesses in North America was offset by a decline in the body repair and additives businesses in Asia Pacific.

◦
Organic revenue for the fluids businesses grew 4.4% and 2.2% in the third quarter and year-to-date periods, respectively, primarily due to an increase in the industrial maintenance, repair, and operations end markets in Europe and North America.

◦
Organic revenue for the polymers businesses decreased 1.3% in the third quarter primarily driven by a decline in Europe, partially offset by an increase in North America. In the year-to-date period, organic revenue declined 0.9% primarily driven by a decline in Europe and North America.

•
Operating margin was 21.0% in the third quarter and was flat compared to the prior year as the net benefits of the Company's enterprise initiatives and cost management and positive operating leverage were offset by unfavorable price/cost of 30 basis points and higher restructuring expenses.

•
In the year-to-date period, operating margin of 21.0% increased 30 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 100 basis points, partially offset by 30 basis points each of unfavorable price/cost and higher restructuring expenses.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel construction and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$440	$415	6.0%	3.5%	—%	—%	2.5%	6.0%
Operating income	$112	$94	18.8%	9.0%	—%	7.2%	2.6%	18.8%
Operating margin %	25.4%	22.6%	280 bps	130 bps	—	150 bps	—	280 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,260	$1,223	3.0%	2.7%	—%	—%	0.3%	3.0%
Operating income	$303	$278	8.9%	5.6%	—%	2.7%	0.6%	8.9%
Operating margin %	24.0%	22.7%	130 bps	70 bps	—	60 bps	—	130 bps

•	Operating revenue increased in the third quarter and year-to-date periods due to organic revenue growth and the favorable effect of foreign currency translation.

•	Organic revenue increased 3.5% and 2.7% in the third quarter and year-to-date periods, respectively.

◦
North American organic revenue grew 4.4% in the third quarter primarily due to 6.9% growth in the residential end markets, partially offset by a decline of 3.3% in the commercial end markets. North American organic revenue increased 1.9% in the year-to-date period primarily due to 2.6% growth in the residential end markets, partially offset by a decline of 0.4% in the commercial end markets.

◦
International organic revenue increased 2.8% and 3.2% in the third quarter and year-to-date periods, respectively. Asia Pacific organic revenue increased 2.7% in both the third quarter and year-to-date periods primarily due to growth in the Australia and New Zealand retail end markets. European organic revenue increased 2.9% in the third quarter primarily due to growth in continental Europe and the Nordic countries. In the year-to-date period, European organic revenue grew 3.7% primarily due to growth in continental Europe, the United Kingdom and the Nordic countries.

•
Operating margin was 25.4% in the third quarter. The increase of 280 basis points was driven by lower restructuring expenses of 150 basis points, the net benefits of the Company's enterprise initiatives and cost management of 130 basis points and positive operating leverage of 90 basis points, partially offset by unfavorable price/cost of 90 basis points.

•
In the year-to-date period, operating margin of 24.0% increased 130 basis points driven by the net benefits of the Company's enterprise initiatives and cost management of 90 basis points, positive operating leverage of 70 basis points and lower restructuring expenses of 60 basis points, partially offset by unfavorable price/cost of 90 basis points.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities that deliver strong operating results with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$498	$477	4.6%	4.5%	(1.2)%	—%	1.3%	4.6%
Operating income	$138	$125	10.8%	13.6%	(0.3)%	(3.9)%	1.4%	10.8%
Operating margin %	27.7%	26.1%	160 bps	230 bps	30 bps	(100) bps	—	160 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,451	$1,429	1.5%	3.1%	(1.1)%	—%	(0.5)%	1.5%
Operating income	$401	$373	7.6%	9.8%	—%	(1.8)%	(0.4)%	7.6%
Operating margin %	27.6%	26.1%	150 bps	170 bps	30 bps	(50) bps	—	150 bps

•
Operating revenue increased in the third quarter due to organic revenue growth and the favorable effect of foreign currency translation, partially offset by a divestiture. For the year-to-date period, operating revenue increased due to organic revenue growth, partially offset by a divestiture and the unfavorable effect of foreign currency translation.

•
Organic revenue increased 4.5% and 3.1% for the third quarter and year-to-date periods, respectively, as the consumer packaging businesses grew 3.6% and 3.2% in each respective period. Consumable sales increased 6.1% and 5.1% in the third quarter and year-to-date periods, respectively. Equipment sales declined 1.3% and 4.4% in the third quarter and year-to-date periods, respectively.

◦
North American organic revenue increased 3.0% in the third quarter primarily due to an increase in the brand identification, medical and consumer packaging businesses. In the year-to-date period, organic revenue grew 0.5% primarily due to growth in the medical, consumer packaging, appliance and brand identification businesses, partially offset by a decline in the equipment businesses.

◦
International organic revenue increased 6.9% and 7.7% in the third quarter and year-to-date periods, respectively, primarily driven by growth in the consumer packaging and equipment businesses in Europe and Asia Pacific.

•
Operating margin was 27.7% for the third quarter. The increase of 160 basis points was primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 130 basis points, positive operating leverage of 90 basis points and the impact of a divestiture, partially offset by higher restructuring expenses of 100 basis points and unfavorable price/cost of 10 basis points.

•
In the year-to-date period, operating margin of 27.6% increased 150 basis points driven by the net benefits of the Company's enterprise initiatives and cost management of 130 basis points, positive operating leverage of 70 basis points and the impact of a divestiture, partially offset by higher restructuring expenses and unfavorable price/cost of 30 basis points.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense of $65 million and $194 million in the third quarter and year-to-date periods, respectively, increased from $58 million and $174 million in the respective 2016 periods, primarily due to the debt issuance in the fourth quarter of 2016.

•
Other income (expense) was income of $10 million in the third quarter of 2017 and $24 million in the year-to-date period, a decrease compared to the prior year of $3 million in the third quarter and $10 million in the year-to-date period primarily driven by foreign currency translation losses.

•
The effective tax rate was 29.3% and 28.7% for the third quarter and year-to-date periods, respectively, compared to 30.0% in both respective periods of 2016. Included in the effective tax rate for 2017 was a discrete income tax benefit of $6 million in the third quarter and $32 million in the year-to-date period related to the adoption of the new stock-based compensation guidance. Excluding this discrete tax benefit, the Company's effective tax rate for the third quarter and year-to-date periods of 2017 would have been 30.0%. Refer to Note 1. Significant Accounting Policies in Item 1 - Financial Statements for further information.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, several new revenue recognition disclosures will be required. Under current guidance, the Company generally recognizes operating revenue when ownership and risk of loss are transferred to the customer, which is typically at the time of product shipment or delivery of service. The Company has completed a review of revenue transactions for a significant portion of its businesses. While the review is not fully completed, the Company does not currently expect the adoption of this guidance to have a material impact on its operating revenue, results of operations or financial position. However, the Company expects to provide additional disclosures in the notes to financial statements required under the new guidance. The new guidance will be effective for the Company beginning January 1, 2018 and allows for either full or modified retrospective adoption methods. The Company expects to adopt the new revenue accounting guidance utilizing the modified retrospective method.

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

In March 2016, the FASB issued authoritative guidance that included several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. Among the more significant changes, the new guidance requires the income tax effects associated with the settlement of stock-based awards to be recognized through income tax expense rather than directly in equity. Additionally, the income tax effects related to excess tax benefits should be presented within operating cash flows in the statement of cash flows rather than as a financing activity. Excess tax benefits recognized in equity under the prior guidance were $25 million for the nine months ended September 30, 2016. The Company adopted the new guidance effective January 1, 2017 and applied the newly adopted provisions prospectively. Excess tax benefits of $6 million and $32 million were included in Income Taxes in the statement of income for the three and nine month periods ended September 30, 2017, respectively. The expected effect on income tax expense or net cash provided from operating activities related to future stock-based award settlements will vary each quarter and will depend on inputs such as the stock price at the time of settlement and the number of awards settled in the period presented.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning January 1, 2018 and will be applied prospectively with the cumulative effect of adoption recorded directly to retained earnings. Although the Company is currently completing its assessment of the potential impact of this new guidance, the Company anticipates a cumulative-effect balance sheet adjustment reducing deferred tax assets and retained earnings upon adoption. Additionally, intra-entity asset transfers may result in future tax rate volatility under the new guidance. The Company intends to complete its assessment in the fourth quarter of 2017.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, such as interest cost, the expected return on assets, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. The guidance is effective for the Company starting January 1, 2018 and will be applied retrospectively to the presentation of net periodic benefit cost and prospectively to the capitalization of service cost. The Company does not expect the adoption of this guidance to have a material impact on the results of operations or financial position. Refer to Note 6. Pension and Other Postretirement Benefits in Item 1 - Financial Statements for further information information regarding the Company’s net periodic benefit cost.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $2.8 billion of cash on hand at September 30, 2017 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the third quarter and year-to-date periods of 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Net cash provided by operating activities	$780	$624	$1,707	$1,638
Additions to plant and equipment	(78)	(81)	(219)	(202)
Free cash flow	$702	$543	$1,488	$1,436

Cash dividends paid	$(224)	$(195)	$(674)	$(593)
Repurchases of common stock	(250)	(482)	(750)	(1,482)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	—	(454)	(3)	(456)
Net proceeds from (repayments of) debt with original maturities of three months or less	6	499	697	188
Net repayments of debt with original maturities of more than three months	—	—	(652)	—
Other	19	36	73	109
Effect of exchange rate changes on cash and equivalents	36	(3)	134	7
Net increase (decrease) in cash and equivalents	$289	$(56)	$313	$(791)

Free cash flow for the nine months ended September 30, 2017 included an additional $115 million discretionary pension contribution made in the second quarter of 2017.

Stock Repurchase Program

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 5.3 million shares of its common stock at an average price of $94.07 in the first quarter of 2016, approximately 4.8 million shares of its common stock at an average price of $104.54 in the second quarter of 2016, approximately 4.3 million shares of its common stock at an average price of $116.27 in the third quarter of 2016, approximately 4.3 million shares of its common stock at an average price of $117.29 in the fourth quarter of

2016, approximately 1.9 million shares of its common stock at an average price of $128.47 in the first quarter of 2017, approximately 1.8 million shares of its common stock at an average price of $136.81 in the second quarter of 2017, and approximately 1.8 million shares of its common stock at an average price of $142.54 in the third quarter of 2017. As of September 30, 2017, there were approximately $2.7 billion of authorized repurchases remaining under the 2015 Program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's equity investment in the Wilsonart business (formerly the Decorative Surfaces segment). Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the third quarter and year-to-date periods of 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2017	2016	2017	2016
Operating income	$961	$808	$2,644	$2,322
Tax rate	29.3%	30.0%	28.7%	30.0%
Income taxes	(282)	(243)	(759)	(697)
Operating income after taxes	$679	$565	$1,885	$1,625

Invested capital:
Trade receivables	$2,672	$2,496	$2,672	$2,496
Inventories	1,225	1,167	1,225	1,167
Net plant and equipment	1,759	1,702	1,759	1,702
Goodwill and intangible assets	6,051	6,191	6,051	6,191
Accounts payable and accrued expenses	(1,816)	(1,762)	(1,816)	(1,762)
Other, net	487	393	487	393
Total invested capital	$10,378	$10,187	$10,378	$10,187

Average invested capital	$10,354	$9,973	$10,051	$9,821
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	—	(116)	—	(114)
Adjusted average invested capital	$10,354	$9,857	$10,051	$9,707
Adjusted return on average invested capital	26.3%	23.0%	25.0%	22.3%

ROIC increased 330 basis points for the three month period ended September 30, 2017 compared to the prior year period as a result of a 20.1% improvement in after-tax operating income versus a 5.0% increase in adjusted average invested capital. ROIC increased 270 basis points for the nine month period ended September 30, 2017 compared to the prior year period as a result of a 16.0% improvement in after-tax operating income versus a 3.5% increase in adjusted average invested capital.

ROIC was favorably impacted by 220 basis points and 90 basis points for the three and nine month periods ended September 30, 2017, respectively, related to a confidential legal settlement in 2017. Refer to Note 8. Legal Settlement in Item 1 - Financial Statements for further information regarding this settlement.

The discrete tax benefit related to share-based compensation of $6 million and $32 million for the three and nine month periods ended September 30, 2017 improved after-tax ROIC by approximately 30 and 40 basis points, respectively. Refer to Note 1. Significant Accounting Policies in Item 1 - Financial Statements for further information.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2017 and December 31, 2016 is summarized as follows:

In millions	September 30, 2017	December 31, 2016	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,785	$2,472	$313
Trade receivables	2,672	2,357	315
Inventories	1,225	1,076	149
Other	230	218	12
Total current assets	6,912	6,123	789
Current liabilities:
Short-term debt	698	652	46
Accounts payable and accrued expenses	1,816	1,713	103
Other	353	395	(42)
Total current liabilities	2,867	2,760	107
Net working capital	$4,045	$3,363	$682

Cash and equivalents totaled approximately $2.8 billion as of September 30, 2017 and $2.5 billion as of December 31, 2016, primarily all of which was held by international subsidiaries. Cash and equivalents held internationally may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S. Cash and equivalents balances held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of September 30, 2017 and December 31, 2016 was as follows:

In millions	September 30, 2017	December 31, 2016
Short-term debt	$698	$652
Long-term debt	7,439	7,177
Total debt	$8,137	$7,829

Short-term debt as of September 30, 2017 included commercial paper of $688 million. Short-term debt as of December 31, 2016 included $650 million related to the 0.90% notes paid on the February 25, 2017 due date.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended September 30, 2017 and December 31, 2016 was as follows:

Dollars in millions	September 30, 2017	December 31, 2016
Total debt	$8,137	$7,829

Net income	$2,270	$2,035
Add:
Interest expense	257	237
Other income	(71)	(81)
Income taxes	930	873
Depreciation	252	246
Amortization and impairment of intangible assets	210	224
EBITDA	$3,848	$3,534
Total debt to EBITDA ratio	2.1	2.2

Stockholders’ Equity

The changes to stockholders’ equity during 2017 were as follows:

In millions
Total stockholders’ equity, December 31, 2016	$4,259
Net income	1,763
Repurchases of common stock	(750)
Cash dividends declared	(715)
Foreign currency translation adjustments, net of tax	367
Stock option and restricted stock activity	73
Other	29
Total stockholders’ equity, September 30, 2017	$5,026

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2017. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2017 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of September 30, 2017, there were approximately $2.7 billion of authorized repurchases remaining under the 2015 Program. Share repurchase activity under the Company's share repurchase program for the third quarter of 2017 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
July 2017	0.6	$142.97	0.6	$2,856
August 2017	0.7	$140.35	0.7	$2,762
September 2017	0.5	$145.15	0.5	$2,696
Total	1.8		1.8

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 27, 2017	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)