Form 10-K
period 2017-12-31
ILLINOIS TOOL WORKS INC
filed 2018-02-15
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $45.9 billion based on the New York Stock Exchange closing sales price as of June 30, 2017.
Shares of Common Stock outstanding at January 31, 2018: 341,545,719.
Documents Incorporated by Reference

Portions of the 2018 Proxy Statement for Annual Meeting of Stockholders to be held on May 4, 2018.	Part III

PART I

ITEM 1. Business

General

Illinois Tool Works Inc. (the "Company" or "ITW") was founded in 1912 and incorporated in 1915. The Company's ticker symbol is ITW. The Company is a global manufacturer of a diversified range of industrial products and equipment with 85 divisions in 56 countries. As of December 31, 2017, the Company employed approximately 50,000 people.

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

Food Equipment— This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

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

Welding— This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

Polymers & Fluids— This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

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

Construction Products— This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

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

The ITW Business Model

The powerful and highly differentiated ITW Business Model is the Company’s core source of value creation. This business model is the Company’s competitive advantage and defines how ITW creates value for its shareholders and comprises three unique elements:

•
ITW’s 80/20 front to back process is the operating system that is applied in every ITW business. Initially introduced as a manufacturing efficiency tool in the 1980s, ITW has continually refined, improved and expanded 80/20 into a proprietary, holistic business management process that generates significant value for the Company and its customers. Through the application of data-driven insights generated by 80/20 practice, ITW focuses on its largest and best opportunities (the “80”) and eliminates cost, complexity and distractions associated with the less profitable opportunities (the “20”). 80/20 enables ITW businesses to consistently achieve world-class operational excellence in product availability, quality, and innovation, while generating superior financial performance;

•
Customer-back innovation has fueled decades of profitable growth at ITW. The Company’s unique innovation approach is built on insight gathered from the 80/20 front to back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their “80” customers. ITW’s innovation efforts are focused on understanding customer needs, particularly those in “80” markets with solid long-term growth fundamentals, and subsequently creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of more than 17,000 granted and pending patents;

•
ITW’s decentralized, entrepreneurial culture enables ITW businesses to be fast, focused, and responsive. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their specific customers' needs. ITW colleagues recognize their unique responsibilities to execute the Company's strategy and values. As a result, the Company maintains a focused and simple organizational structure that, combined with outstanding execution, delivers best-in-class services adapted to each business' customers and end markets.

Enterprise Strategy

In late 2012, ITW began the first phase of its strategic framework transitioning the Company on its current strategic path to fully leverage the compelling performance potential of the ITW Business Model. Since then, ITW has made considerable progress, as evidenced by the Company’s strong financial performance over the past five years.

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

As a result of this work, ITW’s business portfolio now has significantly higher organic growth potential. ITW segments and divisions now possess attractive and differentiated product lines and end markets as they continue to improve operating margins and generate price/cost increases. The Company achieved this through product line simplification, or eliminating the complexity and overhead costs associated with smaller product lines and customers, while supporting and growing the businesses’ largest / most profitable customers and product lines. With the initiative nearly complete and ITW businesses demonstrating notably improved financial performance, the Company believes that the product line simplification work is returning to more normalized levels.

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

•
The Strategic Sourcing initiative established sourcing as a core strategic and operational capability at ITW. The Company’s 80/20-enabled sourcing organization has delivered an average of one percent reduction in spend each year from 2013 through 2017 and is on track to do the same in 2018.

•
With the portfolio realignment and scale-up work largely complete, the Company shifted its focus to preparing for and accelerating, organic growth, reapplying 80/20 to optimize its newly scaled-up divisions for growth, first, to build a foundation of operational excellence, and second, to identify the best opportunities to drive organic growth.

ITW has clearly demonstrated superior 80/20 management, resulting in meaningful incremental improvement in margins and returns as evidenced by the Company’s operating margin and after-tax return on invested capital. At the same time, these 80/20 initiatives can also result in restructuring initiatives that reduce costs and improve profitability and returns. With this first phase of the strategy nearing completion, the Company will look ahead to the next five years and delivering differentiated performance on a sustained basis.

Sustained Differentiated Performance

While the Company has made considerable progress and ITW’s performance is nearing best-in-class levels, the Company has significant opportunity for further improvement. The second phase of the strategic framework is focused on delivering differentiated performance on a sustained basis, with consistent above market organic growth. Moving forward, the Company remains committed to the four strategic principles that have served as the foundation of its progress over the past five years and that the Company believes best positions ITW to deliver continued differentiated performance over the next five years:

•	The ITW Business Model is the Company's competitive advantage

•	Focus on quality growth

•	"Do what we say" execution is a critical differentiator

•	Invest only where ITW has a competitive advantage

The ITW Business Model is the Company's Competitive Advantage

The ITW Business Model is the combination of a set of strategic, operational, and cultural approaches and practices that is applied to every ITW business. The Business Model has existed inside the Company for over 30 years and is truly ITW's differentiating competitive advantage. The ITW Business Model is comprised of three elements:

•80/20 Front to Back Process = How the Company Operates
•Customer-Back Innovation Approach = How the Company Innovates
•Decentralized Entrepreneurial Culture = How the Company Executes

Focus on Quality Growth

ITW prioritizes high-quality revenue growth and, as such, the Company’s primary growth focus is organic.

Leveraging the Business Model and the 80/20 front to back process provides a clear view of where to focus for high- quality growth. The Company targets differentiated end-markets and customers with critical needs and challenging pain points. ITW generates high-quality growth through consistent customer-back innovation and customer service excellence.

The Company only invests and operates in industries and businesses that have the right “raw material” to generate high quality organic growth through the application of the ITW Business Model. ITW’s current portfolio of seven segments offers solid growth potential and a high degree of diversification in terms of geographic and end market exposures, enabling the Company to deliver consistent high-quality growth in an increasingly volatile and competitive global market environment.

"Do What We Say" Execution is a Critical Differentiator

ITW’s commitment to execution is a key differentiator for ITW. Living up to the Company’s commitments - “do what we say” execution - is a deeply embedded core element of the culture. The culture is the engine that translates ITW's strategy into action, and action into results.

All divisions function within a “framework” that defines how the culture operates and defines the Company’s values, business model and strategy to ensure all divisions are working toward our common set of goals. Business leaders have the flexibility to define the actions and customize their approach to meet those goals. This “flexibility within the framework” establishes an entrepreneurial environment where decisions are made “bottom up” by those with the greatest knowledge, capability and proximity to the customer, which enables our businesses to be nimble and react quickly to market conditions and customer requirements.

ITW is simple, straightforward and transparent in everything it does. The Company sets clear performance expectations and financial targets, executes against these at the appropriate pace, and establishes the freedom to define how to achieve results within the construct of the Business Model.

Invest Only Where ITW Has a Competitive Advantage

The Company is highly focused and disciplined in its approach to invest only where it can leverage the ITW Business Model into compelling and sustainable competitive advantage.

Investments to support organic growth and sustain its highly differentiated core businesses, such as new product innovation, marketing programs, simplification projects, and capital investments, are ITW’s number one investment priority.

Divestiture Activity

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

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of their products. Backlog by segment as of December 31, 2017 and 2016 was as follows:

In millions	2017	2016
Automotive OEM	$462	$452
Food Equipment	204	188
Test & Measurement and Electronics	342	298
Welding	90	67
Polymers & Fluids	57	62
Construction Products	39	29
Specialty Products	243	217
Total	$1,437	$1,313

Due to the predominately short term nature of the Company's arrangements with its customers, backlog orders scheduled for shipment beyond calendar year 2018 were not material as of December 31, 2017.

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

In virtually all segments, the Company differentiates its businesses from its competitors based on product innovation, product quality, brand preference and service delivery. Technical capability is also a competitive factor in most segments. The

Company believes that each segment's primary competitive advantages derive from the Company's business model and decentralized operating structure, which creates a strong focus on end markets and customers at the local level, enabling its businesses to respond rapidly to market dynamics. This structure enables the Company's businesses to drive operational excellence utilizing the Company's 80/20 front to back process and leveraging its product innovation capabilities. The Company also believes that its global footprint is a competitive advantage in many of its markets, especially in its Automotive OEM segment.

Raw Materials

The Company uses raw materials of various types, primarily steel, resins and chemicals, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, and no such problems are currently anticipated.

Research and Development

Developing new and improved products, broadening the application of established products, and continuing efforts to improve and develop new methods, processes and equipment all contribute to the Company's organic growth. Many new products are designed to reduce customers' costs by eliminating steps in their manufacturing processes, reducing the number of parts in an assembly or improving the quality of customers' assembled products. Typically, the development of such products is accomplished by working closely with customers on specific applications. Research and development expenses were $225 million, $223 million and $218 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intellectual Property

The Company owns approximately 3,600 unexpired U.S. patents and 8,000 foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,500 applications for patents pending in the U.S. Patent Office and 4,600 applications pending in foreign patent offices. There is no assurance that any of these patents will be issued. The Company maintains a patent group for the administration of patents and processing of patent applications.

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

Employees

The Company employed approximately 50,000 people as of December 31, 2017 and considers its employee relations to be excellent.

International

The Company's international operations include subsidiaries and joint ventures in 55 foreign countries on six continents. These operations serve such end markets as automotive OEM/tiers, automotive aftermarket, commercial food equipment, construction, general industrial, and others on a worldwide basis. The Company's revenues from sales to customers outside the U.S. were approximately 56% of revenues, 55% of revenues and 54% of revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Executive Officers

Executive Officers of the Company as of February 15, 2018 were as follows:

Name	Office	Age
E. Scott Santi	Chairman & Chief Executive Officer	56
Norman D. Finch Jr.	Senior Vice President, General Counsel & Secretary	53
John R. Hartnett	Executive Vice President	57
Michael M. Larsen	Senior Vice President & Chief Financial Officer	49
Mary K. Lawler	Senior Vice President & Chief Human Resources Officer	52
Roland M. Martel	Executive Vice President	63
Steven L. Martindale	Executive Vice President	61
Sundaram Nagarajan	Executive Vice President	55
Christopher O’Herlihy	Vice Chairman	54
Randall J. Scheuneman	Vice President & Chief Accounting Officer	50
Lei Schlitz	Executive Vice President	51
Juan Valls	Executive Vice President	56
Michael R. Zimmerman	Executive Vice President	57

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

Mr. Finch joined the Company in January 2017 and was elected Senior Vice President, General Counsel and Secretary in February 2017. From 2013 to January 2017, he served as Vice President, General Counsel and Secretary of Sealed Air Corporation, a global manufacturer of products related to food safety and security, facility hygiene and product protection. Prior thereto, he served as Vice President, Associate General Counsel and Chief Compliance Officer of Zimmer Holdings, Inc. (now Zimmer Biomet Holdings), a global medical device company.

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

Ms. Schlitz was elected Executive Vice President in 2015. Prior to that, she held various management positions of increasing responsibility. Most recently, she served as a Group President within the food equipment businesses since 2011.

Mr. Valls has served in his present position since 2007.

Mr. Zimmerman was elected Executive Vice President in 2015. Prior to that, he held various management positions of increasing responsibility. Most recently, he served as a Group President within the welding businesses since 2010.

Available Information

The Company electronically files reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials the Company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company's website (www.itw.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any shareholder who requests them. The Company will furnish any exhibit not contained herein upon the payment of a fee representing the reasonable cost to the Company of furnishing the exhibit. Requests for exhibits may be sent to Illinois Tool Works Inc., 155 Harlem Avenue, Glenview, IL 60025, Attention: Secretary. Also posted on the Company’s website are the following:

•	Statement of Principles of Conduct;

•	Code of Ethics for CEO and key financial and accounting personnel;

•	Charters of the Audit, Corporate Governance and Nominating, and Compensation Committees of the Board of Directors;

•	Corporate Governance Guidelines;

•	Global Anti-Corruption Policy;

•	Corporate Citizenship Statement;

•	Conflict Minerals Policy Statement;

•	Supplier Code of Conduct; and

•	Government Affairs Information.

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

As the Company has substantially completed its Enterprise Strategy initiatives of portfolio management and business structure simplification, its focus has pivoted to organic revenue growth and continued margin improvement. Product line and customer base simplification activities, which are core elements of the Company’s 80/20 front to back process, continue to be applied to the Company’s scaled up operating divisions and remain active elements of the Enterprise Strategy. Although these activities are expected to improve future operating margins and organic revenue growth, they are also expected to have a negative impact on the Company’s overall organic revenue growth in the short term. If the Company is unable to realize the expected benefits from its Enterprise Strategy initiatives, the Company's financial results could be adversely impacted.

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

If the Company is unable to successfully introduce new products, its future growth may be adversely affected.

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

If the Company is unable to adequately protect its intellectual property, its competitive position and results of operations may be adversely impacted.

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

The Company has engaged in various acquisitions in the past, and could choose to acquire additional businesses in the future. Acquisitions involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect the Company's profitability and returns:

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

•
The Company may assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the activities of the acquired business. The realization of any of these liabilities or deficiencies may increase the Company's expenses, adversely affect its financial position or cause noncompliance with its financial reporting obligations.

•
As a result of acquisitions, the Company has in the past recorded significant goodwill and other identifiable intangible assets on its balance sheet. If the Company is not able to realize the value of these assets, it may recognize charges relating to the impairment of these assets.

Past divestitures pose the risk of retained liabilities that could adversely affect the Company's financial results.

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

The Company has significant goodwill and other intangible assets, and future impairment of these assets could have a material adverse impact on the Company's financial results.

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

Disruptions or volatility in global financial markets or changes in the Company's credit ratings could increase the Company's funding costs or reduce the availability of credit.

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

The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are based on the income and expenses in various tax jurisdictions. The Company's effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws. The amount of income taxes is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. The Company made a reasonable estimate of the effects on the existing deferred tax balances and one-time transition tax, however the ultimate impact of this tax reform is uncertain due to subsequent clarification of the tax law and refinement of estimated amounts and the Company's business and financial condition could be adversely affected.

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

Uncertainty related to climate change regulation and industry standards could impact the Company's results of operations and financial position.

Increased public awareness and concern regarding global climate change may result in more international, regional and/or federal requirements to reduce or mitigate global warming and these regulations could mandate even more restrictive standards, such as stricter limits on greenhouse gas emissions, than the voluntary commitments that the Company has made or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company or its products, they could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the expected performance of acquired businesses and impact of divested businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the timing and amount of benefits from the Company's Enterprise Strategy, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the impact of the recently enacted U.S. tax legislation, the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Due to the Company’s decentralized operating structure, the Company operates out of a number of facilities worldwide, none of which are individually significant to the Company or its segments. As of December 31, 2017, the Company operated the following plants and office facilities, excluding regional sales offices and warehouse facilities:

	Number Of Properties
	Owned	Leased	Total
Automotive OEM	58	35	93
Food Equipment	25	19	44
Test & Measurement and Electronics	27	58	85
Welding	25	15	40
Polymers & Fluids	34	33	67
Construction Products	27	27	54
Specialty Products	45	37	82
Corporate	1	9	10
Total	242	233	475

The Company’s properties are well suited for the purposes for which they were designed and are maintained in good operating condition. Production capacity, in general, currently exceeds operating levels. Capacity levels are somewhat flexible based on the number of shifts operated and on the number of overtime hours worked. The Company adds production capacity from time to time as required by increased demand. Additions to capacity can be made within a reasonable period of time due to the nature of the Company’s businesses.

The Company operated 301 plants and office facilities outside of the U.S. Principal countries include China, Germany, France and the United Kingdom.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price and Dividend Data— The Company's common stock is listed on the New York Stock Exchange. Quarterly market price and dividend data for 2017 and 2016 were as shown below:

	Market Price Per Share		Dividends Declared Per Share
	High	Low
2017:
Fourth quarter	$169.69	$147.96	$0.78
Third quarter	148.28	135.07	0.78
Second quarter	150.29	130.17	0.65
First quarter	136.03	120.06	0.65

2016:
Fourth quarter	$127.99	$111.50	$0.65
Third quarter	123.50	103.08	0.65
Second quarter	109.54	98.32	0.55
First quarter	102.98	79.15	0.55

There were approximately 6,083 holders of record of common stock as of January 31, 2018. This number does not include beneficial owners of the Company's securities held in the name of nominees.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Illinois Tool Works Inc., the S&P 500 Index,
and the Company's Peer Group
$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Illinois Tool Works Inc.
S&P 500
2016 Peer Group
2017 Peer Group

*Assumes $100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal years ended December 31.
Copyright© 2018 S&P, a division of McGraw Hill Financial. All rights reserved.

The 2017 peer group consists of the following 17 public companies, consistent with the peer group included in the Company's Proxy statement:

3M Company	Emerson Electric Co.	Parker-Hannifin Corporation
Caterpillar Inc.	Fortive Corporation	PPG Industries, Inc.
Cummins Inc.	General Dynamics Corporation	Raytheon Company
Deere & Company	Honeywell International Inc.	Rockwell Automation, Inc.
Dover Corporation	Ingersoll-Rand plc	Stanley Black & Decker, Inc.
Eaton Corporation plc	Johnson Controls, Inc.

The Compensation Committee of the Board of Directors of the Company reviews the peer group annually and from time to time it changes the composition of the Company’s peer group where changes are appropriate. In 2017, Fortive Corporation, General Dynamics Corporation, Raytheon Company and Rockwell Automation, Inc. were added, as they meet the Company’s industry and size criteria. BorgWarner Inc., Masco Corporation and Textron Inc. were removed because they are consistently below the Company’s cut-off for market capitalization. Additionally, E.I. du Pont de Nemours and Company was removed due to its merger with Dow Chemical Company, and Pentair plc was removed due to the spin-off of its electrical business. Although Fortive Corporation was added to the Company’s peer group in 2017, it was excluded from the five year cumulative total return as there was insufficient historical data due to its recent spin-off from Danaher Corporation in 2016.

Repurchases of Common Stock— On February 13, 2015, the Company’s Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company’s common stock over an open-ended period of time (the "2015 Program"). As of December 31, 2017, there were approximately $2.4 billion of authorized repurchases remaining under the 2015 Program. Share repurchase activity under the Company's share repurchase program for the fourth quarter of 2017 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
October 2017	0.6	$153.31	0.6	$2,596
November 2017	0.6	$157.32	0.6	$2,504
December 2017	0.4	$165.58	0.4	$2,446
Total	1.6		1.6

ITEM 6. Selected Financial Data

In millions except per share amounts	2017	2016	2015	2014	2013
Operating revenue	$14,314	$13,599	$13,405	$14,484	$14,135
Income from continuing operations	1,687	2,035	1,899	1,890	1,630
Income per share from continuing operations:
Basic	4.90	5.73	5.16	4.70	3.65
Diluted	4.86	5.70	5.13	4.67	3.63
Total assets at year-end	16,780	15,201	15,729	17,465	19,599
Long-term debt at year-end	7,478	7,177	6,896	5,943	2,771
Cash dividends declared per common share	2.86	2.40	2.07	1.81	1.60

In 2017, the Company recorded a one-time additional income tax expense of $658 million, or $1.90 per diluted share, related to the enactment of the United States "Tax Cuts and Jobs Act." Refer to Note 5. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.

Certain reclassifications of prior year data have been made to conform to current year reporting, including discontinued operations and adoption of new accounting guidance as discussed below.

In April 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations. The Company adopted this new guidance effective January 1, 2015. The new guidance applies prospectively to new disposals and new classifications of disposal groups held for sale after such date. There were no discontinued operations during 2017, 2016 or 2015 under this new accounting guidance. For businesses reported as discontinued operations in the statement of income prior to adoption, all related prior period income statement information has been restated. Income from discontinued operations was $1.1 billion and $49 million for the years 2014 and 2013, respectively.

In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of long-term debt issuance costs. Under the new guidance, long-term debt issuance costs are presented as a reduction of the carrying amount of the related long-term debt. The Company early adopted this guidance in the fourth quarter of 2015 and restated $38 million and $22 million of deferred long-term debt issuance costs from Other assets to Long-term debt in the years 2014 and 2013, respectively.

In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred taxes. Under the new guidance, all deferred tax assets and liabilities are presented as noncurrent in the statement of financial position. Early adoption of this guidance in the fourth quarter of 2015 decreased total assets by $175 million and $345 million in the years 2014 and 2013, respectively.

In March 2016, the FASB issued authoritative guidance that includes several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. Among the more significant changes, the new guidance requires that the income tax effects associated with the settlement of stock-based awards after adoption of the guidance be recognized through income tax expense rather than directly in equity. Additionally, the income tax effects related to excess tax benefits should be presented within operating cash flows in the statement of cash flows rather than as a financing activity. Excess tax benefits recognized in equity under the prior guidance were $29 million, $20 million, $33 million and $24 million for the years ended December 31, 2016, 2015, 2014 and 2013, respectively. The Company adopted the new guidance effective January 1, 2017 and applied the new guidance prospectively. Excess tax benefits of $50 million were included in Income taxes in the statement of income for the year ended December 31, 2017. The expected effect on income tax expense or net cash provided from operating activities related to future stock-based award settlements will vary each period and will depend on inputs such as the stock price at the time of settlement and the number of awards settled in the period presented.

Additional information on the comparability of results is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with 85 divisions in 56 countries. As of December 31, 2017, the Company employed approximately 50,000 people.

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

THE ITW BUSINESS MODEL

The powerful and highly differentiated ITW Business Model is the Company’s core source of value creation. This business model is the Company’s competitive advantage and defines how ITW creates value for its shareholders and comprises three unique elements:

•
ITW’s 80/20 front to back process is the operating system that is applied in every ITW business. Initially introduced as a manufacturing efficiency tool in the 1980s, ITW has continually refined, improved and expanded 80/20 into a proprietary, holistic business management process that generates significant value for the Company and its customers. Through the application of data-driven insights generated by 80/20 practice, ITW focuses on its largest and best opportunities (the “80”) and eliminates cost, complexity and distractions associated with the less profitable opportunities (the “20”). 80/20 enables ITW businesses to consistently achieve world-class operational excellence in product availability, quality, and innovation, while generating superior financial performance;

•
Customer-back innovation has fueled decades of profitable growth at ITW. The Company’s unique innovation approach is built on insight gathered from the 80/20 front to back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their “80” customers. ITW’s innovation efforts are focused on understanding customer needs, particularly those in “80” markets with solid long-term growth fundamentals, and subsequently creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of more than 17,000 granted and pending patents;

•
ITW’s decentralized, entrepreneurial culture enables ITW businesses to be fast, focused, and responsive. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their specific customers' needs. ITW colleagues recognize their unique responsibilities to execute the Company's strategy and values. As a result, the Company maintains a focused and simple organizational structure that, combined with outstanding execution, delivers best-in-class services adapted to each business' customers and end markets.

ENTERPRISE STRATEGY

In late 2012, ITW began the first phase of its strategic framework, transitioning the Company on its current strategic path to fully leverage the compelling performance potential of the ITW Business Model. Since then, ITW has made considerable progress, as evidenced by the Company’s strong financial performance over the past five years.

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

As a result of this work, ITW’s business portfolio now has significantly higher organic growth potential. ITW segments and divisions now possess attractive and differentiated product lines and end markets as they continue to improve operating margins and generate price/cost increases. The Company achieved this through product line simplification, or eliminating the complexity and overhead costs associated with smaller product lines and customers, while supporting and growing the businesses’ largest / most profitable customers and product lines. With the initiative nearly complete and ITW businesses demonstrating notably improved financial performance, the Company believes that the product line simplification work is returning to more normalized levels.

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

•
The Strategic Sourcing initiative established sourcing as a core strategic and operational capability at ITW. The Company’s 80/20-enabled sourcing organization has delivered an average of one percent reduction in spend each year from 2013 through 2017 and is on track to do the same in 2018.

•
With the portfolio realignment and scale-up work largely complete, the Company shifted its focus to preparing for and accelerating, organic growth, reapplying 80/20 to optimize its newly scaled-up divisions for growth, first, to build a foundation of operational excellence, and second, to identify the best opportunities to drive organic growth.

ITW has clearly demonstrated superior 80/20 management, resulting in meaningful incremental improvement in margins and returns as evidenced by the Company’s operating margin and after-tax return on invested capital. At the same time, these 80/20 initiatives can also result in restructuring initiatives that reduce costs and improve profitability and returns. With this first phase of the strategy nearing completion, the Company will look ahead to the next five years and delivering differentiated performance on a sustained basis.

SUSTAINED DIFFERENTIATED PERFORMANCE

While the Company has made considerable progress and ITW’s performance is nearing best-in-class levels, the Company has significant opportunity for further improvement. The second phase of the strategic framework is focused on delivering differentiated performance on a sustained basis, with consistent above market organic growth. Moving forward, the Company remains committed to the four strategic principles that have served as the foundation of its progress over the past five years and that the Company believes best positions ITW to deliver continued differentiated performance over the next five years:

•	The ITW Business Model is the Company's competitive advantage

•	Focus on quality growth

•	"Do what we say" execution is a critical differentiator

•	Invest only where ITW has a competitive advantage

The ITW Business Model is the Company's Competitive Advantage

The ITW Business Model is the combination of a set of strategic, operational, and cultural approaches and practices that is applied to every ITW business. The Business Model has existed inside the Company for over 30 years and is truly ITW's differentiating competitive advantage. The ITW Business Model is comprised of three elements:

•80/20 Front to Back Process = How the Company Operates
•Customer-Back Innovation Approach = How the Company Innovates

•Decentralized Entrepreneurial Culture = How the Company Executes

Focus on Quality Growth

ITW prioritizes high-quality revenue growth and, as such, the Company’s primary growth focus is organic.

Leveraging the Business Model and the 80/20 front to back process provides a clear view of where to focus for high- quality growth. The Company targets differentiated end-markets and customers with critical needs and challenging pain points. ITW generates high-quality growth through consistent customer-back innovation and customer service excellence.

The Company only invests and operates in industries and businesses that have the right “raw material” to generate high quality organic growth through the application of the ITW Business Model. ITW’s current portfolio of seven segments offers solid growth potential and a high degree of diversification in terms of geographic and end market exposures, enabling the Company to deliver consistent high-quality growth in an increasingly volatile and competitive global market environment.

"Do What We Say" Execution is a Critical Differentiator

ITW’s commitment to execution is a key differentiator for ITW. Living up to the Company’s commitments - “do what we say” execution - is a deeply embedded core element of the culture. The culture is the engine that translates ITW's strategy into action, and action into results.

All divisions function within a “framework” that defines how the culture operates and defines the Company’s values, business model and strategy to ensure all divisions are working toward our common set of goals. Business leaders have the flexibility to define the actions and customize their approach to meet those goals. This “flexibility within the framework” establishes an entrepreneurial environment where decisions are made “bottom up” by those with the greatest knowledge, capability and proximity to the customer, which enables our businesses to be nimble and react quickly to market conditions and customer requirements.

ITW is simple, straightforward and transparent in everything it does. The Company sets clear performance expectations and financial targets, executes against these at the appropriate pace, and establishes the freedom to define how to achieve results within the construct of the Business Model.

Invest Only Where ITW Has a Competitive Advantage

The Company is highly focused and disciplined in its approach to invest only where it can leverage the ITW Business Model into compelling and sustainable competitive advantage.

Investments to support organic growth and sustain its highly differentiated core businesses, such as new product innovation, marketing programs, simplification projects, and capital investments, are ITW’s number one investment priority.

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company's strong financial results in 2017 demonstrate the combination of ITW's high-quality business portfolio with continued focus on leveraging the powerful and highly differentiated ITW Business Model. Meaningful progress on accelerating organic revenue growth and strong execution on enterprise initiatives resulted in all seven segments achieving worldwide organic revenue growth and having operating margin above 20% for 2017.

On July 1, 2016, the Company completed the acquisition of the Engineered Fasteners and Components business ("EF&C") from ZF TRW for a purchase price of approximately $450 million. EF&C had operating revenue of $517 million in 2017 and $245 million for the last six months of 2016. EF&C diluted the Company's operating margin in 2017 and 2016 due to lower operating margin and acquisition related expenses. The Company expects EF&C's operating margin to improve in later years through the application of the Company's 80/20 front to back process. The operating results of EF&C are reported within the Company's Automotive OEM segment. The acquisition of EF&C did not materially affect the Company's results of operations or financial position for any period presented. Refer to Note 2. Acquisitions in Item 8. Financial Statements and Supplementary Data for further information.

The Company presents certain financial measures in fiscal year 2017 excluding the $658 million tax charge related to the "Tax Cuts and Jobs Act" and the benefit of a favorable $95 million legal settlement. These non-GAAP measures are consistent with the way management analyzes and assesses the Company's operating performance. The Company believes these non-GAAP measures enhance investors' understanding of the Company's underlying financial performance, as well as their ability to compare the Company's financial results and overall performance to that of its peers.

The Company’s consolidated results of operations for 2017, 2016 and 2015 are summarized as follows:

2017 compared to 2016

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$14,314	$13,599	5.3%	2.9%	1.8%	—%	—%	0.6%	5.3%
Operating income	3,494	3,064	14.0%	12.5%	0.7%	0.1%	0.1%	0.6%	14.0%
Operating margin %	24.4%	22.5%	190 bps	210 bps	(30) bps	10 bps	—	—	190 bps

•	Operating revenue increased due to growth in organic and acquisition revenues and the favorable effect of foreign currency translation.

•	Organic revenue grew 2.9% as all seven segments achieved growth.

◦	North American organic revenue grew 1.6%. Growth in five segments was partially offset by a decline in the Automotive OEM and Food Equipment segments.

◦	Europe, Middle East and Africa organic revenue increased 3.5% as growth in five segments was partially offset by a decline in the Welding and Polymers & Fluids segments.

◦	Asia Pacific organic revenue increased 6.8% as growth in five segments was partially offset by a decline in the Welding and Food Equipment segments.

•
In the second quarter of 2017, the Company entered into a $95 million confidential settlement agreement to resolve a litigation matter. Based on the terms of the agreement, the Company received the settlement within 120 days of the execution of the agreement. The receipt of the settlement resulted in a favorable pre-tax impact of $15 million in the second quarter of 2017 and $80 million in the third quarter of 2017, which was included in operating income. Refer to Note 3. Legal Settlement in Item 8. Financial Statements and Supplementary Data for further information on the confidential legal settlement.

•	Operating income of $3.5 billion increased 14.0%. Excluding the favorable impact of the confidential legal settlement, operating income would have increased 10.9%.

•
Operating margin of 24.4% increased 190 basis points. Excluding the 70 basis points of favorability from the confidential legal settlement, operating margin of 23.7% increased 120 basis points primarily driven by the benefits of the Company's enterprise initiatives of 120 basis points. In addition, positive operating leverage of 70 basis points was offset by unfavorable price/cost of 40 basis points and the dilutive impact of 30 basis points from the EF&C acquisition.

•
On December 22, 2017, the "Tax Cuts and Jobs Act" (the “Act”) was enacted in the United States. The provisions of the Act significantly revise the U.S. corporate income tax rules. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and one-time transition tax. As a result, the Company recorded a one-time income tax charge of $658 million during the fourth quarter of 2017. The provisional amounts recorded reflect the Company's best estimate based on information currently available and are subject to future changes due to subsequent clarification of the tax law and refinement of estimated amounts. Refer to Note 5. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.

•
Diluted earnings per share (EPS) of $4.86 includes the unfavorable impact of $1.90 for the previously discussed one-time tax charge and the favorable impact of $0.17 for the confidential legal settlement. Excluding these two items, EPS of $6.59 increased 15.6%.

•
Free cash flow was $2.1 billion for 2017 and includes the impact from an additional discretionary pension contribution of $115 million in the second quarter of 2017. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•	The Company repurchased approximately 7.1 million shares of its common stock in 2017 for approximately $1.0 billion.

•	The Company increased the quarterly dividend by 20.0% in 2017. Total cash dividends of $941 million were paid in 2017.

•
Adjusted after-tax return on average invested capital was 24.4%, an increase of 230 basis points. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

2016 compared to 2015

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$13,599	$13,405	1.4%	1.2%	1.7%	—%	(1.5)%	1.4%
Operating income	$3,064	$2,867	6.9%	8.1%	0.6%	0.1%	(1.9)%	6.9%
Operating margin %	22.5%	21.4%	110 bps	140 bps	(30) bps	10 bps	(10) bps	110 bps

•	Operating revenue increased due to growth in organic and acquisition revenues, partially offset by the unfavorable effect of foreign currency translation.

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

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenue and operating income to total operating revenue and operating income is as follows:

	Operating Revenue
In millions	2017	2016	2015
Automotive OEM	$3,271	$2,864	$2,529
Food Equipment	2,123	2,110	2,096
Test & Measurement and Electronics	2,069	1,974	1,969
Welding	1,538	1,486	1,650
Polymers & Fluids	1,724	1,691	1,712
Construction Products	1,672	1,609	1,587
Specialty Products	1,938	1,885	1,885
Intersegment revenue	(21)	(20)	(23)
Total	$14,314	$13,599	$13,405

	Operating Income
In millions	2017	2016	2015
Automotive OEM	$747	$690	$613
Food Equipment	556	537	498
Test & Measurement and Electronics	464	372	322
Welding	415	370	415
Polymers & Fluids	357	343	335
Construction Products	399	361	316
Specialty Products	527	482	439
Total Segments	3,465	3,155	2,938
Unallocated	29	(91)	(71)
Total	$3,494	$3,064	$2,867

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for 2017, 2016 and 2015 were as follows:

2017 compared to 2016

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,271	$2,864	14.2%	4.1%	8.9%	—%	1.2%	14.2%
Operating income	$747	$690	8.2%	5.7%	3.2%	(1.6)%	0.9%	8.2%
Operating margin %	22.8%	24.1%	(130) bps	30 bps	(120) bps	(40) bps	—	(130) bps

•	Operating revenue increased due to the EF&C acquisition and higher organic revenue, and the favorable effect of foreign currency translation.

•	Organic revenue grew 4.1% as a result of penetration gains, exceeding auto build growth of 2%.

◦	European organic revenue growth of 8.3% exceeded European auto builds which grew 3%.

◦
Asia Pacific organic revenue increased 9.5%. China organic revenue growth of 16.6% exceeded Chinese auto build growth of 2%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, grew 5%.

◦	North American organic revenue decreased 1.1% versus total North American auto builds which declined 4%. Auto build growth for the Detroit 3, where the Company has higher content, declined 7%.

•
Operating margin of 22.8% decreased 130 basis points primarily driven by the dilutive impact of 120 basis points from the EF&C acquisition, unfavorable price/cost of 120 basis points and higher restructuring expenses, partially offset by positive operating leverage of 60 basis points and the net benefits from the Company's enterprise initiatives and cost management of 90 basis points.

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

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for 2017, 2016 and 2015 were as follows:

2017 compared to 2016

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,123	$2,110	0.6%	0.5%	—%	—%	0.1%	0.6%
Operating income	$556	$537	3.6%	2.2%	—%	1.2%	0.2%	3.6%
Operating margin %	26.2%	25.4%	80 bps	50 bps	—	30 bps	—	80 bps

•	Operating revenue increased primarily due to organic revenue growth.

•	Organic revenue increased 0.5% as equipment and service organic revenue grew 0.2% and 0.8%, respectively.

◦
International organic revenue grew 2.3%. International equipment organic revenue increased 2.6% primarily due to higher demand in the European refrigeration and warewash end markets. International service organic revenue grew 1.7%.

◦
North American organic revenue decreased 1.0%. Equipment organic revenue, which had a challenging comparable in the prior year period of 6.6% growth, decreased 1.8% primarily due to lower end market demand in the retail, restaurant and institutional end markets. Service revenue in North America increased 0.3%.

•
Operating margin of 26.2% increased 80 basis points primarily driven by lower restructuring expenses, positive operating leverage and favorable price/cost of 20 basis points each, and the net benefits of the Company's enterprise initiatives and cost management.

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

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

The results of operations for the Test & Measurement and Electronics segment for 2017, 2016 and 2015 were as follows:

2017 compared to 2016

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,069	$1,974	4.8%	4.8%	—%	—%	—%	4.8%
Operating income	$464	$372	24.7%	24.0%	—%	0.7%	—%	24.7%
Operating margin %	22.4%	18.9%	350 bps	340 bps	—	10 bps	—	350 bps

•	Operating revenue increased due to organic revenue growth.

•	Organic revenue increased 4.8%.

◦
Organic revenue for the test and measurement businesses increased 7.2% primarily due to higher semi-conductor end market demand in North America and Asia. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 5.1%.

◦
Electronics organic revenue, which had a challenging comparable in the prior year period of 4.9% growth, increased 2.2%. The electronics assembly businesses declined 1.1% primarily due to a decrease in North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 4.7% primarily due to higher semi-conductor end market demand in North America.

•
Operating margin of 22.4% increased 350 basis points primarily driven by the net benefits resulting from the Company's enterprise initiatives and cost management of 130 basis points, positive operating leverage of 130 basis points and favorable price/cost of 30 basis points.

2016 compared to 2015

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,974	$1,969	0.3%	1.8%	—%	—%	(1.5)%	0.3%
Operating income	$372	$322	15.6%	17.4%	—%	0.4%	(2.2)%	15.6%
Operating margin %	18.9%	16.3%	260 bps	250 bps	—	10 bps	—	260 bps

•	Operating revenue increased due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 1.8%.

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

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for 2017, 2016 and 2015 were as follows:

2017 compared to 2016

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$1,538	$1,486	3.5%	3.2%	—%	—%	0.3%	3.5%
Operating income	$415	$370	12.1%	9.6%	1.5%	0.8%	0.2%	12.1%
Operating margin %	27.0%	24.9%	210 bps	160 bps	30 bps	20 bps	—	210 bps

•	Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.

•
Organic revenue grew 3.2% as equipment grew 6.5%, partially offset by a decrease of 1.0% in consumables. Organic revenue grew primarily due to increased demand in the industrial end markets related to heavy equipment for agriculture, infrastructure and mining and in the commercial end markets related to construction, light fabrication and farm and ranch customers.

◦	North American organic revenue grew 6.2% primarily driven by 7.2% growth in the industrial end markets and 4.8% growth in the commercial end markets.

◦	International organic revenue decreased 8.0% primarily due to weaker end market demand in the European and Asian oil and gas end markets.

•
Operating margin of 27.0% increased 210 basis points primarily due to the net benefits of the Company's enterprise initiatives and cost management of 150 basis points, positive operating leverage of 70 basis points and lower restructuring expenses of 30 basis points, partially offset by unfavorable price/cost of 60 basis points. In addition, the prior year period was negatively impacted by an intangible asset impairment charge of 20 basis points.

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

POLYMERS & FLUIDS

This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for 2017, 2016 and 2015 were as follows:

2017 compared to 2016

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acq/Div	Restructuring	Impairment	Foreign Currency	Total
Operating revenue	$1,724	$1,691	2.0%	1.0%	—%	—%	—%	1.0%	2.0%
Operating income	$357	$343	4.1%	4.7%	—%	(1.1)%	—%	0.5%	4.1%
Operating margin %	20.7%	20.3%	40 bps	80 bps	—	(30) bps	—	(10) bps	40 bps

•	Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.

•	Organic revenue grew 1.0% primarily due to higher demand in North American end markets.

◦	Organic revenue for the automotive aftermarket businesses increased 0.6% primarily driven by stronger demand in the car care and tire repair businesses in North America.

◦	Organic revenue for the fluids businesses grew 2.9% primarily due to an increase in the industrial maintenance, repair, and operations end markets in North America and Europe.

◦	Organic revenue for the polymers businesses was flat as increases in Asia and South America were offset by a decline in Europe.

•
Operating margin of 20.7% increased 40 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 80 basis points and favorable operating leverage of 30 basis points, partially offset by unfavorable price/cost of 30 basis points and higher restructuring expenses.

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

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for 2017, 2016 and 2015 were as follows:

2017 compared to 2016

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,672	$1,609	3.9%	2.9%	—%	—%	1.0%	3.9%
Operating income	$399	$361	10.7%	7.5%	—%	2.0%	1.2%	10.7%
Operating margin %	23.9%	22.4%	150 bps	100 bps	—	50 bps	—	150 bps

•	Operating revenue increased due to organic revenue growth and the favorable effect of foreign currency translation.

•	Organic revenue increased 2.9%.

◦
International organic revenue increased 3.6%. European organic revenue grew 4.0% primarily due to growth in the United Kingdom and the Nordic countries. Asia Pacific organic revenue increased 3.1% primarily due to growth in the Australia and New Zealand retail end markets.

◦	North American organic revenue increased 1.9% primarily due to 2.1% growth in the residential end markets, partially offset by a decline of 0.5% in the commercial end markets.

•
Operating margin of 23.9% increased 150 basis points driven by the net benefits of the Company's enterprise initiatives and cost management of 110 basis points, positive operating leverage of 70 basis points and lower restructuring expenses of 50 basis points, partially offset by unfavorable price/cost of 80 basis points.

2016 compared to 2015

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,609	$1,587	1.4%	3.0%	(0.2)%	—%	(1.4)%	1.4%
Operating income	$361	$316	14.1%	16.2%	(0.3)%	(0.3)%	(1.5)%	14.1%
Operating margin %	22.4%	19.9%	250 bps	260 bps	—	(10) bps	—	250 bps

•	Operating revenue increased primarily due to organic revenue growth, partially offset by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 3.0%.

◦	North American organic revenue grew 3.3% driven by growth in residential and commercial end markets.

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

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for 2017, 2016 and 2015 were as follows:

2017 compared to 2016

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2017	2016	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,938	$1,885	2.8%	3.5%	(1.1)%	—%	0.4%	2.8%
Operating income	$527	$482	9.4%	10.0%	(0.1)%	(1.0)%	0.5%	9.4%
Operating margin %	27.2%	25.6%	160 bps	160 bps	30 bps	(30) bps	—	160 bps

•	Operating revenue increased due to organic revenue growth and the favorable effect of foreign currency translation, partially offset by a divestiture.

•	Organic revenue increased 3.5% primarily driven by growth of 4.2% in the consumer packaging businesses.

◦	International organic revenue increased 7.3% driven by growth in the appliance and consumer packaging businesses across all major regions.

◦
North American organic revenue increased 1.3% driven by growth in the consumer packaging, medical and appliance businesses, partially offset by a decline in the ground support equipment and gluing system businesses.

•
Operating margin of 27.2% increased 160 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 110 basis points and positive operating leverage of 70 basis points, partially offset by unfavorable price/cost of 30 basis points and higher restructuring expenses.

2016 compared to 2015

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2016	2015	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,885	$1,885	—%	1.2%	(0.1)%	—%	(1.1)%	—%
Operating income	$482	$439	9.7%	11.2%	0.1%	(0.1)%	(1.5)%	9.7%
Operating margin %	25.6%	23.3%	230 bps	230 bps	10 bps	(10) bps	—	230 bps

•	Operating revenue was flat as an increase in organic revenue was offset primarily by the unfavorable effect of foreign currency translation.

•	Organic revenue increased 1.2% primarily driven by growth in the consumer packaging, ground support equipment and sports branding businesses.

◦	International organic revenue increased 2.3% driven by growth in the appliance, foils and gluing system businesses in Asia Pacific.

◦	North American organic revenue increased 0.6% driven by growth in the consumer packaging and medical businesses, partially offset by a decline in the brand identification businesses.

•
Operating margin of 25.6% increased 230 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management of 220 basis points and positive operating leverage of 30 basis points, partially offset by unfavorable price/cost of 20 basis points.

OTHER FINANCIAL HIGHLIGHTS

•	Interest expense was $260 million in 2017, $237 million in 2016 and $226 million in 2015. The increased expense in each respective period was primarily due to the November 2016 debt issuance.

•
Other income (expense) was income of $36 million in 2017, $81 million in 2016 and $78 million in 2015. The income in 2017 is lower than the previous year primarily due to foreign currency translation losses and a $54 million pre-tax gain recorded in 2016 resulting from a $167 million dividend distribution from Wilsonart that exceeded the equity investment balance, partially offset by $30 million of pre-tax losses in 2016 related to the disposals of businesses and the disposal of a partnership investment. The income in 2015 included a $15 million gain on the sale of a business.

•
The effective tax rate was 48.4% in 2017, 30.0% in 2016, and 30.1% in 2015. Included in the effective tax rate for 2017 was a one-time additional income tax expense of $658 million related to the United States "Tax Cuts and Jobs Act" and discrete income tax benefits of $50 million related to the new stock-based compensation guidance effective January 1, 2017. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies and Note 5. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.

•
The impact of the Euro and other foreign currencies against the U.S. Dollar increased operating revenue and income before taxes by approximately $77 million and $13 million in 2017 versus 2016, respectively. The impact of the Euro and other foreign currencies against the U.S. Dollar decreased operating revenue by approximately $210 million and income before taxes by approximately $41 million in 2016 versus 2015, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2017

In March 2016, the FASB issued authoritative guidance that includes several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. Among the more significant changes, the new guidance requires that the income tax effects associated with the settlement of stock-based awards after adoption of the guidance be recognized through income tax expense rather than directly in equity. Additionally, the income tax effects related to excess tax benefits should be presented within operating cash flows in the statement of cash flows rather than as a financing activity. Excess tax benefits recognized in equity under the prior guidance were $29 million and $20 million for the years ended December 31, 2016 and 2015, respectively. The Company adopted the new guidance effective January 1, 2017 and applied the new guidance prospectively. Excess tax benefits of $50 million were included in Income taxes in the statement of income for the year ended December 31, 2017. The expected effect on income tax expense or net cash provided from operating activities related to future stock-based award settlements will vary each period and will depend on inputs such as the stock price at the time of settlement and the number of awards settled in the period presented.

Effective January 1, 2018

In May 2014, the FASB issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, several new revenue recognition disclosures will be required. The Company's sales arrangements with customers are predominately short term in nature and generally provide for transfer of control and revenue recognition at the time of product shipment or delivery of service. In limited circumstances, arrangements may include service performed over time, or there may be significant obligations to the customer that are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance. Effective January 1, 2018, the Company adopted this new guidance under the modified retrospective method which requires the new guidance to be applied prospectively to revenue transactions completed on or after the effective date. Given the nature of the Company’s revenue transactions, the new guidance is not expected to have a material impact on the Company’s operating revenue, results of operations, or financial position. As a result of adopting the guidance, the Company expects to record a cumulative-effect adjustment reducing retained earnings as of January 1, 2018 by approximately $10 million related to certain transactions that were impacted by the new guidance. Additionally, the Company expects to provide the required additional disclosures in periods subsequent to adoption.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. Effective January 1, 2018, the Company adopted the new guidance and will apply the newly adopted guidance to intra-entity asset transfers on or after the date of adoption. As a result of adopting the new guidance, the Company expects to record a cumulative-effect adjustment reducing deferred tax assets and retained earnings by approximately $400 million. Additionally, intra-entity asset transfers may result in future tax rate volatility under the new guidance.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, including interest cost, expected return on assets, settlements, curtailments, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. Effective January 1, 2018, the Company adopted the new guidance and will apply the new presentation of net periodic benefit cost in future periods and expects to restate prior periods for comparability. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows. For the years ended December 31, 2017, 2016 and 2015, the other components of net periodic benefit cost were income of $9 million, income of $8 million, and expense of $1 million, respectively. Refer to Note 9. Pension and Other Postretirement Benefits for further information regarding the Company’s net periodic benefit cost.

Effective January 1, 2019

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $3.1 billion of cash on hand at December 31, 2017 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company’s financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the years ended December 31, 2017, 2016 and 2015 was as follows:

In millions	2017	2016	2015
Net cash provided by operating activities	$2,402	$2,302	$2,299
Additions to plant and equipment	(297)	(273)	(284)
Free cash flow	$2,105	$2,029	$2,015

Cash dividends paid	$(941)	$(821)	$(742)
Repurchases of common stock	(1,000)	(2,000)	(2,002)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(3)	(453)	(6)
Dividend distribution from equity investment in Wilsonart	—	167	—
Net proceeds from debt	197	465	151
Other	119	128	147
Effect of exchange rate changes on cash and equivalents	145	(133)	(463)
Net increase (decrease) in cash and equivalents	$622	$(618)	$(900)

Free cash flow for the year ended December 31, 2017 included the impact of an additional $115 million discretionary pension contribution related to the U.S. primary pension plan.

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

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program, which provided for the buyback of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the "2015 Program"). Under the 2015 Program, the Company repurchased approximately 6.1 million shares of its common stock at an average price of $91.78 per share during 2015, approximately 18.7 million shares of its common stock at an average price of $107.17 per share during 2016, and approximately 7.1 million shares of its common stock at an average price of $140.56 per share during 2017. As of December 31, 2017, there were approximately $2.4 billion of authorized repurchases remaining under the 2015 Program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. For comparability, the Company excluded the $658 million income tax charge from the effective tax rate and the $95 million confidential legal settlement from the calculation of ROIC for the year ended December 31, 2017. Adjusted average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations, as well as the Company's equity investment in the Wilsonart business (formerly the Decorative Surfaces segment). Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the years ended December 31, 2017, 2016, and 2015 was as follows:

Dollars in millions	2017	2016	2015
Operating income	$3,494	$3,064	$2,867
Less: Legal settlement income	(95)	—	—
Adjusted operating income	3,399	3,064	2,867
Tax rate	28.3%	30.0%	30.1%
Income taxes	(961)	(919)	(864)
Operating income after taxes	$2,438	$2,145	$2,003

Invested capital:
Trade receivables	$2,628	$2,357	$2,203
Inventories	1,220	1,076	1,086
Net plant and equipment	1,778	1,652	1,577
Goodwill and intangible assets	6,024	6,021	5,999
Accounts payable and accrued expenses	(1,848)	(1,713)	(1,585)
Other, net	21	223	280
Total invested capital	$9,823	$9,616	$9,560

Average invested capital	$10,005	$9,780	$9,943
Adjustment for Wilsonart (formerly the Decorative Surfaces segment)	—	(91)	(123)
Adjusted average invested capital	$10,005	$9,689	$9,820
Adjusted return on average invested capital	24.4%	22.1%	20.4%

ROIC increased 230 basis points for the year ended December 31, 2017 compared to the prior year period as a result of a 13.7% improvement in after-tax operating income versus a 3.3% increase in adjusted average invested capital. The discrete tax benefits related to share-based compensation improved after-tax ROIC by 50 basis points in 2017. ROIC increased 170 basis points in 2016 versus 2015 as a result of a 7.1% improvement in after-tax operating income and a 1.3% decrease in adjusted average invested capital.

A reconciliation of the 2017 effective tax rate excluding the discrete tax charge related to the 2017 U.S. tax legislation is as follows:

	Twelve Months Ended
	December 31, 2017
	Income Taxes	Tax Rate
As reported	$1,583	48.4%
Discrete tax charge related to 2017 U.S. tax legislation	(658)	(20.1)%
As adjusted	$925	28.3%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital at December 31, 2017 and 2016 is summarized as follows:

Dollars in millions	2017	2016	Increase (Decrease)
Current Assets:
Cash and equivalents	$3,094	$2,472	$622
Trade receivables	2,628	2,357	271
Inventories	1,220	1,076	144
Other	336	218	118
	7,278	6,123	1,155
Current Liabilities:
Short-term debt	850	652	198
Accounts payable and accrued expenses	1,848	1,713	135
Other	355	395	(40)
	3,053	2,760	293
Net Working Capital	$4,225	$3,363	$862

The increase in net working capital at December 31, 2017 was primarily driven by higher cash and equivalents.

Cash and equivalents totaled approximately $3.1 billion as of December 31, 2017 and $2.5 billion as of December 31, 2016, primarily all of which was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. A portion of the cash and equivalents balances held internationally is typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

On December 22, 2017, the "Tax Cuts and Jobs Act" (the “Act”) was enacted in the United States. The provisions of the Act significantly revise the U.S. corporate income tax rules, including a one-time repatriation tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. In the fourth quarter of 2017, the Company recorded a one-time additional income tax expense of $658 million related to the enactment of the Act which, among other items, included the one-time deemed repatriation tax. As a result of the one-time repatriation provisions of the Act, the Company has provided for substantially all U.S. taxes on the undistributed earnings of its foreign subsidiaries and expects to repatriate approximately $2 billion of foreign held cash and equivalents. See Note 5. Income Taxes in Item 8. Financial Statements and Supplementary Data.

Debt

Total debt at December 31, 2017 and 2016 was as follows:

In millions	2017	2016	Increase (Decrease)
Short-term debt	$850	$652	$198
Long-term debt	7,478	7,177	301
Total debt	$8,328	$7,829	$499

As of December 31, 2017, Short-term debt included commercial paper of $849 million. As of December 31, 2016, Short-term debt included $650 million related to the 0.90% notes due February 25, 2017, which were repaid on the due date. There was no commercial paper outstanding as of December 31, 2016.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the second quarter of 2016, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of May 9, 2021 to support the potential issuances of commercial paper. This agreement replaced the previously existing $1.5 billion line of credit agreement with a termination date of June 8, 2017 and the $1.0 billion line of credit agreement with a termination date of August 15, 2018. No amounts were outstanding under the new line of credit agreement at December 31, 2017. The maximum outstanding commercial paper balance during 2017 was $1.1 billion, while the average daily balance was $691 million. As of December 31, 2017, the Company's foreign operations had authorized credit facilities with unused capacity of $206 million.

In November 2016, the Company issued $1.0 billion of 2.65% notes due November 15, 2026 at 99.685% of face value. Net proceeds from the November 2016 debt issuance were used to repay commercial paper and for general corporate purposes.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by income from continuing operations before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of goodwill and other intangible assets on a trailing twelve month basis. Total debt to EBITDA for the years ended December 31, 2017, 2016 and 2015 was as follows:

Dollars in millions	2017	2016	2015
Total debt	$8,328	$7,829	$7,422

Net income	$1,687	$2,035	$1,899
Add:
Interest expense	260	237	226
Other income	(36)	(81)	(78)
Income taxes	1,583	873	820
Depreciation	256	246	244
Amortization and impairment of intangible assets	206	224	233
EBITDA	$3,956	$3,534	$3,344
Total debt to EBITDA ratio	2.1	2.2	2.2

Stockholders’ Equity

The changes to stockholders’ equity during 2017 and 2016 were as follows:

In millions	2017	2016
Beginning balance	$4,259	$5,228
Net income	1,687	2,035
Cash dividends declared	(982)	(846)
Repurchases of common stock	(1,000)	(2,000)
Currency translation adjustments	406	(277)
Other	219	119
Ending balance	$4,589	$4,259

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company's significant contractual obligations as of December 31, 2017 were as follows:

In millions	2018	2019	2020	2021	2022	2023 and Future Years
Principal payments on debt	$1	$1,350	$4	$350	$600	$5,254
Interest payments on debt	243	215	186	186	174	1,925
Noncurrent income taxes payable	53	53	53	53	53	403
Minimum lease payments	88	63	45	31	25	61
	$385	$1,681	$288	$620	$852	$7,643

As of December 31, 2017, the Company had recorded noncurrent liabilities for unrecognized tax benefits of $167 million. The Company is not able to reasonably estimate the timing of payments related to the liabilities for unrecognized tax benefits. The Company did not have any significant off-balance sheet commitments at December 31, 2017.

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

In addition, for approximately 21% of total inventories, the Company has elected to use the last-in, first-out ("LIFO") method of inventory costing. Generally, this method results in a lower inventory value than the first-in, first-out ("FIFO") method due to the effects of inflation.

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

As of December 31, 2017, the Company had total goodwill and intangible assets of approximately $6.0 billion allocated to its reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company’s 80/20 front to back process. The amount of goodwill and other intangible assets allocated to individual reporting units ranges from approximately $45 million to $1.3 billion, with the average amount equal to $546 million. Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company’s global end markets, impairment charges related to one or more reporting units could occur in future periods.

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

The Company determines the discount rate used to measure plan liabilities as of the year-end measurement date for the U.S. primary pension plan. The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. A 25 basis point decrease in the discount rate would increase the present value of the U.S. primary pension plan obligation by approximately $40 million. Beginning in 2017, the Company changed the method used to estimate the service and interest cost components of net periodic pension and other postretirement benefit costs. The new method provides a more precise measure of the service and interest cost components of net periodic benefit cost by applying specific spot rates along the yield curve to the projected cash flows rather than a single weighted-average rate. See Note 9. Pension and Other Postretirement Benefits in Item 8. Financial Statements and Supplementary Data for information on the Company's pension and other postretirement benefit plans and related assumptions.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of the Company’s fixed rate debt. Refer to Note 8. Debt in Item 8. Financial Statements and Supplemental Data for details related to the fair value of Company's debt instruments.

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

The Company designated €1.0 billion of Euro notes issued in May 2014 and €1.0 billion of Euro notes issued in May 2015 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The cumulative unrealized gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $81 million and $375 million as of December 31, 2017 and December 31, 2016, respectively.

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

ITW management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ E. Scott Santi E. Scott Santi Chairman & Chief Executive Officer February 15, 2018	/s/ Michael M. Larsen Michael M. Larsen Senior Vice President & Chief Financial Officer February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Illinois Tool Works Inc.
Glenview, Illinois

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Illinois Tool Works Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 15, 2018

We have served as the Company's auditor since 2002.

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions except per share amounts	2017	2016	2015
Operating Revenue	$14,314	$13,599	$13,405
Cost of revenue	8,309	7,896	7,888
Selling, administrative, and research and development expenses	2,400	2,415	2,417
Legal settlement (income)	(95)	—	—
Amortization and impairment of intangible assets	206	224	233
Operating Income	3,494	3,064	2,867
Interest expense	(260)	(237)	(226)
Other income (expense)	36	81	78
Income Before Taxes	3,270	2,908	2,719
Income taxes	1,583	873	820
Net Income	$1,687	$2,035	$1,899

Net Income Per Share:
Basic	$4.90	$5.73	$5.16
Diluted	$4.86	$5.70	$5.13

The Notes to Financial Statements are an integral part of this statement.

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2017	2016	2015
Net Income	$1,687	$2,035	$1,899
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	406	(277)	(860)
Pension and other postretirement benefit adjustments, net of tax	114	(26)	14
Comprehensive Income	$2,207	$1,732	$1,053

The Notes to Financial Statements are an integral part of this statement.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In millions except per share amounts	2017	2016
Assets
Current Assets:
Cash and equivalents	$3,094	$2,472
Trade receivables	2,628	2,357
Inventories	1,220	1,076
Prepaid expenses and other current assets	336	218
Total current assets	7,278	6,123

Net plant and equipment	1,778	1,652
Goodwill	4,752	4,558
Intangible assets	1,272	1,463
Deferred income taxes	505	449
Other assets	1,195	956
	$16,780	$15,201

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term debt	$850	$652
Accounts payable	590	511
Accrued expenses	1,258	1,202
Cash dividends payable	266	226
Income taxes payable	89	169
Total current liabilities	3,053	2,760
Noncurrent Liabilities:
Long-term debt	7,478	7,177
Deferred income taxes	164	134
Noncurrent income taxes payable	614	—
Other liabilities	882	871
Total noncurrent liabilities	9,138	8,182
Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2017 and 2016 Outstanding- 341.5 shares in 2017 and 346.9 shares in 2016	6	6
Additional paid-in-capital	1,218	1,188
Retained earnings	20,210	19,505
Common stock held in treasury	(15,562)	(14,638)
Accumulated other comprehensive income (loss)	(1,287)	(1,807)
Noncontrolling interest	4	5
Total stockholders’ equity	4,589	4,259
	$16,780	$15,201

The Notes to Financial Statements are an integral part of this statement.

Statement of Changes in Stockholders' Equity
Illinois Tool Works Inc. and Subsidiaries

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2014	$6	$1,096	$17,173	$(10,798)	$(658)	$5	$6,824
Net income	—	—	1,899	—	—	—	1,899
Common stock issued for share-based compensation	—	(21)	—	69	—	—	48
Stock-based compensation expense	—	39	—	2	—	—	41
Tax benefits related to stock options	—	20	—	—	—	—	20
Tax benefits related to defined contribution plans	—	3	—	—	—	—	3
Repurchases of common stock	—	—	—	(2,002)	—	—	(2,002)
Dividends declared ($2.07 per share)	—	—	(756)	—	—	—	(756)
Pension and other postretirement benefit adjustments	—	—	—	—	14	—	14
Currency translation adjustment	—	—	—	—	(860)	—	(860)
Noncontrolling interest	—	(2)	—	—	—	(1)	(3)
Balance at December 31, 2015	6	1,135	18,316	(12,729)	(1,504)	4	5,228
Net income	—	—	2,035	—	—	—	2,035
Common stock issued for share-based compensation	—	(18)	—	91	—	—	73
Stock-based compensation expense	—	39	—	—	—	—	39
Tax benefits related to stock options	—	29	—	—	—	—	29
Tax benefits related to defined contribution plans	—	3	—	—	—	—	3
Repurchases of common stock	—	—	—	(2,000)	—	—	(2,000)
Dividends declared ($2.40 per share)	—	—	(846)	—	—	—	(846)
Pension and other postretirement benefit adjustments	—	—	—	—	(26)	—	(26)
Currency translation adjustment	—	—	—	—	(277)	—	(277)
Noncontrolling interest	—	—	—	—	—	1	1
Balance at December 31, 2016	6	1,188	19,505	(14,638)	(1,807)	5	4,259
Net income	—	—	1,687	—	—	—	1,687
Common stock issued for share-based compensation	—	(4)	—	76	—	—	72
Stock-based compensation expense	—	36	—	—	—	—	36
Repurchases of common stock	—	—	—	(1,000)	—	—	(1,000)
Dividends declared ($2.86 per share)	—	—	(982)	—	—	—	(982)
Pension and other postretirement benefit adjustments	—	—	—	—	114	—	114
Currency translation adjustment	—	—	—	—	406	—	406
Noncontrolling interest	—	(2)	—	—	—	(1)	(3)
Balance at December 31, 2017	$6	$1,218	$20,210	$(15,562)	$(1,287)	$4	$4,589

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2017	2016	2015
Cash Provided by (Used for) Operating Activities:
Net income	$1,687	$2,035	$1,899
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	256	246	244
Amortization and impairment of intangible assets	206	224	233
Change in deferred income taxes	64	(263)	(11)
Provision for uncollectible accounts	3	7	7
(Income) loss from investments	(16)	13	(4)
(Gain) loss on sale of plant and equipment	(1)	1	1
(Gain) loss on sale of operations and affiliates	(1)	12	(16)
Stock-based compensation expense	36	39	41
Gain on dividend distribution from equity investment in Wilsonart	—	(54)	—
Other non-cash items, net	10	5	12
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in—
Trade receivables	(138)	(132)	(42)
Inventories	(81)	9	25
Prepaid expenses and other assets	(121)	(63)	24
Increase (decrease) in—
Accounts payable	39	(3)	(30)
Accrued expenses and other liabilities	(42)	40	(56)
Income taxes	501	187	(27)
Other, net	—	(1)	(1)
Net cash provided by operating activities	2,402	2,302	2,299
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(3)	(453)	(6)
Additions to plant and equipment	(297)	(273)	(284)
Proceeds from investments	43	21	22
Dividend distribution from equity investment in Wilsonart	—	167	—
Proceeds from sale of plant and equipment	14	16	30
Proceeds from sale of operations and affiliates	2	3	29
Other, net	(10)	(13)	(1)
Net cash provided by (used for) investing activities	(251)	(532)	(210)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(941)	(821)	(742)
Issuance of common stock	84	84	59
Repurchases of common stock	(1,000)	(2,000)	(2,002)
Net proceeds from (repayments of) debt with original maturities of three months or less	849	(526)	(946)
Proceeds from debt with original maturities of more than three months	—	992	1,099
Repayments of debt with original maturities of more than three months	(652)	(1)	(2)
Excess tax benefits from stock-based compensation	—	29	20
Other, net	(14)	(12)	(12)
Net cash provided by (used for) financing activities	(1,674)	(2,255)	(2,526)
Effect of Exchange Rate Changes on Cash and Equivalents	145	(133)	(463)
Cash and Equivalents:
Increase (decrease) during the year	622	(618)	(900)
Beginning of year	2,472	3,090	3,990
End of year	$3,094	$2,472	$3,090
Supplementary Cash Flow Information:
Cash Paid During the Year for Interest	$240	$212	$200
Cash Paid During the Year for Income Taxes, Net of Refunds	$1,018	$920	$775
Liabilities Assumed from Acquisitions	$5	$150	$1

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

(1)     Description of Business and Summary of Significant Accounting Policies

Description of business— Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with approximately 85 divisions in 56 countries. The Company primarily serves the automotive OEM/tiers, commercial food equipment, construction, general industrial, and automotive aftermarket end markets.

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

Research and development expenses— Research and development expenses are recorded as expense in the year incurred. These costs were $225 million, $223 million and $218 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Advertising expenses— Advertising expenses are recorded as expense in the year incurred. These costs were $53 million, $58 million and $58 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Trade receivables— Trade receivables are net of allowances for doubtful accounts which includes reserves for uncollectible accounts, customer credits and cash discounts. The Company estimates the allowance for uncollectible accounts based on the greater of a specific reserve or a reserve calculated based on the historical write-off percentage over the last two years. In addition, reserves for customer credits and cash discounts are estimated based on past experience. The changes in the allowance for doubtful accounts for the years ended 2017, 2016 and 2015 were as follows:

In millions	2017	2016	2015
Beginning balance	$43	$42	$43
Provision charged to expense	3	7	7
Write-offs, net of recoveries	(6)	(6)	(5)
Acquisitions and divestitures	—	1	—
Foreign currency translation	3	(1)	(3)
Ending balance	$43	$43	$42

Inventories— Inventories are stated at the lower of cost or net realizable value and include material, labor and factory overhead. The last-in, first-out ("LIFO") method is used to determine the cost of inventories at certain U.S. businesses. The first-in, first-out ("FIFO") method, which approximates current cost, is used for all other inventories. Inventories priced at LIFO were approximately 21% and 22% of total inventories as of December 31, 2017 and 2016, respectively. If the FIFO method was used for all inventories, total inventories would have been approximately $89 million and $86 million higher than reported at December 31, 2017 and 2016, respectively. The major classes of inventory at December 31, 2017 and 2016 were as follows:

In millions	2017	2016
Raw material	$465	$407
Work-in-process	141	126
Finished goods	703	629
LIFO reserve	(89)	(86)
Total inventories	$1,220	$1,076

Net plant and equipment— Net plant and equipment are stated at cost, less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred. Net plant and equipment consisted of the following at December 31, 2017 and 2016:

In millions	2017	2016
Land	$203	$186
Buildings and improvements	1,370	1,297
Machinery and equipment	3,301	3,036
Equipment leased to others	164	160
Construction in progress	123	104
Gross plant and equipment	5,161	4,783
Accumulated depreciation	(3,383)	(3,131)
Net plant and equipment	$1,778	$1,652

The Company’s U.S. businesses primarily compute depreciation on an accelerated basis. The majority of the Company's international businesses compute depreciation on a straight-line basis. The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years
Equipment leased to others	Term of lease

Depreciation was $256 million, $246 million and $244 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Accrued warranties— The Company accrues for product warranties based on historical experience. The changes in accrued warranties for the years ended December 31, 2017, 2016 and 2015 were as follows:

In millions	2017	2016	2015
Beginning balance	$45	$46	$49
Charges	(45)	(41)	(37)
Provision charged to expense	43	42	36
Acquisitions and divestitures	—	1	—
Foreign currency translation	2	(3)	(2)
Ending balance	$45	$45	$46

New Accounting Pronouncements

Effective January 1, 2017

In March 2016, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance that includes several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. Among the more significant changes, the new guidance requires that the income tax effects associated with the settlement of stock-based awards after adoption of the guidance be recognized through income tax expense rather than directly in equity. Additionally, the income tax effects related to excess tax benefits should be presented within operating cash flows in the statement of cash flows rather than as a financing activity. Excess tax benefits recognized in equity under the prior guidance were $29 million and $20 million for the years ended December 31, 2016 and 2015, respectively. The Company adopted the new guidance effective January 1, 2017 and applied the new guidance prospectively. Excess tax benefits of $50 million were included in Income taxes in the statement of income for the year ended December 31, 2017. The expected effect on income tax expense or net cash provided from operating activities related to future stock-based award settlements will vary each period and will depend on inputs such as the stock price at the time of settlement and the number of awards settled in the period presented.

Effective January 1, 2018

In May 2014, the FASB issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, several new revenue recognition disclosures will be required. The Company's sales arrangements with customers are predominately short term in nature and generally provide for transfer of control and revenue recognition at the time of product shipment or delivery of service. In limited circumstances, arrangements may include service performed over time, or there may be significant obligations to the customer that are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance. Effective January 1, 2018, the Company adopted this new guidance under the modified retrospective method which requires the new guidance to be applied prospectively to revenue transactions completed on or after the effective date. Given the nature of the Company’s revenue transactions, the new guidance is not expected to have a material impact on the Company’s operating revenue, results of operations, or financial position. As a result of adopting the guidance, the Company expects to record a cumulative-effect adjustment reducing retained earnings as of January 1, 2018 by approximately $10 million related to certain transactions that were impacted by the new guidance. Additionally, the Company expects to provide the required additional disclosures in periods subsequent to adoption.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. Effective January 1, 2018, the Company adopted the new guidance and will apply the newly adopted guidance to intra-entity asset transfers on or after the date of adoption. As a result of adopting the new guidance, the Company expects to record a cumulative-effect adjustment reducing deferred tax assets and retained earnings by approximately $400 million. Additionally, intra-entity asset transfers may result in future tax rate volatility under the new guidance.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, including interest cost, expected return on assets, settlements, curtailments, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. Effective January 1, 2018, the Company adopted the new guidance and will apply the new presentation of net periodic benefit cost in future periods and expects to restate prior periods for comparability. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows. For the years ended December 31, 2017, 2016 and 2015, the other components of net periodic benefit cost were income of $9 million, income of $8 million, and expense of $1 million, respectively. Refer to Note 9. Pension and Other Postretirement Benefits for further information regarding the Company’s net periodic benefit cost.

Effective January 1, 2019

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

(2)     Acquisitions

Net cash paid for acquisitions during 2017, 2016 and 2015 was $3 million, $453 million and $6 million, respectively. Acquisitions, individually and in the aggregate, did not materially affect the Company's results of operations or financial position for any period presented.

The net cash paid for acquisitions in 2016 primarily related to the acquisition of the Engineered Fasteners and Components ("EF&C") business from ZF TRW on July 1, 2016 for a purchase price of approximately $450 million. EF&C had operating revenue of $517 million for the year ended December 31, 2017 and $245 million for the six months ended December 31,

2016, which was reported within the Company’s Automotive OEM segment. As a result of the EF&C transaction, the Company recorded $187 million of goodwill and $134 million of amortizable intangible assets primarily related to customer relationships and technology. Approximately $104 million of the acquired goodwill balance is tax deductible. The fair values of the intangible assets were estimated based on discounted cash flow and market-based valuation models using Level 2 and Level 3 inputs and assumptions. The intangible assets are expected to be amortized on a straight-line basis over their estimated useful lives ranging from 4 to 17 years, with a weighted average amortization period of 16 years.

(3)     Legal Settlement

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

(4)     Other Income (Expense)

Other income (expense) consisted of the following:

In millions	2017	2016	2015
Interest income	$45	$38	$52
Income (loss) from investments	16	(13)	4
Gain (loss) on disposal of operations and affiliates	1	(12)	16
Equity income (loss) in Wilsonart	—	61	(4)
Gain (loss) on foreign currency transactions, net	(25)	9	5
Other, net	(1)	(2)	5
Total other income (expense)	$36	$81	$78

In the fourth quarter of 2012, the Company divested a 51% majority interest in its former Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC ("CD&R"). As a result of the transaction, the Company owns common units (the "Common Units") of Wilsonart International Holdings LLC ("Wilsonart") initially representing approximately 49% (on an as-converted basis) of the total outstanding equity. CD&R owns cumulative convertible participating preferred units (the "Preferred Units") of Wilsonart representing approximately 51% (on an as-converted basis) of the total outstanding equity. The Preferred Units rank senior to the Common Units as to dividends and liquidation preference, and accrue dividends at a rate of 10% per annum. The ownership interest in Wilsonart is reported using the equity method of accounting. The Company's proportionate share in income (loss) of Wilsonart is reported in Other income (expense) in the consolidated statement of income. As the Company's investment in Wilsonart is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment. Equity income (loss) in Wilsonart for the year ended December 31, 2016 included a $54 million pre-tax gain resulting from a $167 million cash dividend distribution from Wilsonart which exceeded the Company's equity investment balance. As a result of the dividend distribution, the equity investment balance in Wilsonart was reduced to zero and any subsequent equity investment income will not be recognized until the gain is recaptured.

(5)     Income Taxes

On December 22, 2017, the "Tax Cuts and Jobs Act" (the “Act”) was enacted in the United States. The provisions of the Act significantly revise the U.S. corporate income tax rules. At December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and one-time transition tax. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of the amounts recorded at December 31, 2017.

In the fourth quarter of 2017, the Company recorded a one-time additional income tax expense of $658 million related to the enactment of the Act. The more significant tax law changes resulting from the Act and related impacts to the Company are as follows:

•
A one-time repatriation tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. As a result of this one-time deemed repatriation, the Company recorded a one-time additional income tax expense of $676 million during the fourth quarter of 2017. A portion of the resulting income taxes payable can be paid in installments over eight years and, as such, $614 million was recorded as noncurrent income taxes payable in the statement of financial position. Additionally, as a result of the one-time repatriation provisions of the Act, the Company expects to repatriate approximately $2 billion of foreign held cash and equivalents and recorded additional foreign withholding taxes of $53 million in the fourth quarter of 2017.

•
A reduction in the U.S. corporate federal tax rate from a maximum of 35% to a flat rate of 21% beginning in 2018. Although the lower tax rate takes effect in 2018, deferred tax assets and liabilities should be measured using the enacted tax rate expected to apply in the years in which they are expected to be settled. The Company recorded a one-time net income tax benefit of $82 million as a result of the revaluation of the Company’s deferred tax assets and liabilities to reflect the impact of lower future U.S. corporate tax rates.

•
Deductibility of certain executive compensation. The Company recorded a one-time write-off of deferred tax assets of $11 million related to the non-deductibility of certain performance-based compensation.

•
Taxation of certain global intangible low-taxed income entities ("GILTI") beginning in 2018. This provision does not impact the Company in 2017, but will impact the Company in subsequent years and is expected to partially offset the benefit of the lower U.S. corporate tax rate discussed above.

The provisional amounts recorded for the year ended December 31, 2017 reflect the Company’s best estimate based on information currently available and are subject to future changes due to subsequent clarification of the tax law and refinement of estimated amounts.

Provision for income taxes— The components of the provision for income taxes were as follows:

In millions	2017	2016	2015
U.S. federal income taxes:
Current	$1,117	$756	$503
Deferred	(10)	(224)	8
Total U.S. federal income taxes	1,107	532	511
Foreign income taxes:
Current	296	290	310
Deferred	102	(5)	(11)
Benefit of net operating loss carryforwards	—	—	(48)
Total foreign income taxes	398	285	251
State income taxes:
Current	106	90	66
Deferred	(28)	(34)	(8)
Total state income taxes	78	56	58
Total provision for income taxes	$1,583	$873	$820

Income before taxes for domestic and foreign operations was as follows:

In millions	2017	2016	2015
Domestic	$1,806	$1,653	$1,660
Foreign	1,464	1,255	1,059
Total income before taxes	$3,270	$2,908	$2,719

The reconciliation between the U.S. federal statutory tax rate and the effective tax rate was as follows:

	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax effect of U.S. federal tax law change	20.1	—	—
State income taxes, net of U.S. federal tax benefit	1.2	1.3	1.4
Differences between U.S. federal statutory and foreign tax rates	(3.5)	(3.6)	(3.1)
Nontaxable foreign interest income	(1.7)	(2.1)	(3.3)
Tax effect of foreign dividends	0.9	1.5	2.8
Tax relief for U.S. manufacturers	(1.4)	(1.4)	(1.6)
Excess tax benefits from stock-based compensation	(1.5)	—	—
Other, net	(0.7)	(0.7)	(1.1)
Effective tax rate	48.4%	30.0%	30.1%

Prior to the Act, deferred U.S. federal and state income taxes and foreign withholding taxes had not been provided on substantially all undistributed earnings of international subsidiaries as these earnings were considered permanently invested. As part of the one-time deemed repatriation provisions of the Act, the Company provided for U.S. tax on substantially all undistributed earnings of its foreign subsidiaries as of December 31, 2017. Upon repatriation of these earnings to the U.S., the Company may be subject to foreign withholding taxes. As of December 31, 2017, the Company had provided for $75 million of foreign withholding taxes related to the expected repatriation of approximately $2 billion of foreign held cash and equivalents, which includes the $53 million recorded in the fourth quarter of 2017, as discussed above.

Deferred tax assets and liabilities— The components of deferred income tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	2017		2016
In millions	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$195	$(506)	$240	$(716)
Inventory reserves, capitalized tax cost and LIFO inventory	31	(3)	40	(5)
Investments	15	(180)	23	(206)
Plant and equipment	18	(64)	23	(79)
Accrued expenses and reserves	45	—	76	—
Employee benefit accruals	177	—	306	—
Foreign tax credit carryforwards	13	—	6	—
Net operating loss carryforwards	507	—	610	—
Capital loss carryforwards	98	—	42	—
Allowances for uncollectible accounts	9	—	13	—
Pension liabilities	—	(25)	25	—
Deferred intercompany deductions	405	—	430	—
Unrealized loss (gain) on foreign debt instruments	—	(19)	—	(140)
Other	99	(15)	97	(16)
Gross deferred income tax assets (liabilities)	1,612	(812)	1,931	(1,162)
Valuation allowances	(459)	—	(454)	—
Total deferred income tax assets (liabilities)	$1,153	$(812)	$1,477	$(1,162)

The valuation allowances recorded at December 31, 2017 and 2016 related primarily to certain net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. As of December 31, 2017, the Company has utilized all realizable foreign tax credit carryforwards.

At December 31, 2017, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross Carryforwards Related
In millions	to Net Operating Losses
2018	$15
2019	17
2020	86
2021	79
2022	24
2023	19
2024	17
2025-2037	17
Do not expire	1,685
Total gross carryforwards related to net operating losses	$1,959

Unrecognized tax benefits— The changes in the amount of unrecognized tax benefits for the years ended 2017, 2016 and 2015 were as follows:

In millions	2017	2016	2015
Beginning balance	$210	$259	$218
Additions based on tax positions related to the current year	42	19	39
Additions for tax positions of prior years	100	126	54
Reductions for tax positions of prior years	(24)	(97)	(41)
Settlements	(53)	(96)	(6)
Foreign currency translation	10	(1)	(5)
Ending balance	$285	$210	$259

Included in the balance at December 31, 2017 were approximately $254 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate.

Settlements during 2017 primarily related to the Company effectively settling with the German Fiscal Authority on issues identified during its 2009-2011 audit, which primarily related to intercompany transactions. During the fourth quarter of 2016, the Company effectively settled with the Internal Revenue Service on issues identified during its 2012-2013 audit, which primarily related to deferred gain recognition and foreign tax credits. Based on this agreement, the Company decreased its unrecognized tax benefits by approximately $96 million.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $31 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2014-2017
United Kingdom	2016-2017
Germany	2012-2017
France	2014-2017
Australia	2013-2017

The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties as of December 31, 2017 and 2016 was $25 million and $28 million, respectively.

On February 18, 2014, the Company received a Notice of Deficiency ("NOD") from the IRS asserting that a non-taxable return of capital received from a subsidiary was a taxable dividend distribution. The NOD assesses additional taxes of $70 million for the 2006 tax year, plus interest and penalties. In May 2014, the Company petitioned the United States Tax Court to challenge the NOD. The Company's petition was subsequently denied and the case proceeded to court with the trial taking place in the third quarter of 2016. Final decision by the tax court is expected in 2018. Although the court's final decision cannot be predicted with certainty, the Company believes its position continues to be supportable. Accordingly, no reserve has been recorded related to this matter.

(6)     Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share was as follows:

In millions except per share amounts	2017	2016	2015
Net Income	$1,687	$2,035	$1,899
Net income per share—Basic:
Weighted-average common shares	344.1	355.0	367.9
Net income per share—Basic	$4.90	$5.73	$5.16
Net income per share—Diluted:
Weighted-average common shares	344.1	355.0	367.9
Effect of dilutive stock options and restricted stock units	2.7	2.1	2.2
Weighted-average common shares assuming dilution	346.8	357.1	370.1
Net income per share—Diluted	$4.86	$5.70	$5.13

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were no antidilutive options outstanding as of December 31, 2017 and 2016. There were 0.6 million antidilutive options outstanding as of December 31, 2015.

(7)     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

In millions	Automotive OEM	Test & Measurement and Electronics	Food Equipment	Polymers & Fluids	Welding	Construction Products	Specialty Products	Total
Balance, December 31, 2015	$277	$1,355	$259	$894	$261	$516	$877	$4,439
2016 activity:
Acquisitions & divestitures	187	1	—	(2)	—	(1)	1	186
Foreign currency translation	(8)	(20)	(10)	(3)	(1)	(7)	(18)	(67)
Balance, December 31, 2016	456	1,336	249	889	260	508	860	4,558
2017 activity:
Acquisitions & divestitures	—	—	—	—	—	—	1	1
Foreign currency translation	32	36	20	30	12	22	41	193
Balance, December 31, 2017	$488	$1,372	$269	$919	$272	$530	$902	$4,752
Cumulative goodwill impairment charges, December 31, 2017	$24	$83	$60	$15	$5	$7	$46	$240

Intangible assets as of December 31, 2017 and 2016 were as follows:

	2017			2016
In millions	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,753	$(1,182)	$571	$1,744	$(1,060)	$684
Trademarks and brands	761	(391)	370	733	(344)	389
Patents and proprietary technology	623	(473)	150	620	(432)	188
Other	474	(453)	21	461	(444)	17
Total amortizable intangible assets	3,611	(2,499)	1,112	3,558	(2,280)	1,278
Indefinite-lived intangible assets:
Trademarks and brands	160	—	160	185	—	185
Total intangible assets	$3,771	$(2,499)	$1,272	$3,743	$(2,280)	$1,463

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2017, 2016 and 2015. The 2017 and 2016 assessments resulted in no impairment charges. In 2015, the Company recorded a $2 million indefinite-lived intangible asset impairment charge related to a brand in the Polymers & Fluids segment which had a fair value of $24 million and a carrying value of $26 million. The 2015 impairment was included in Amortization and impairment of intangible assets in the statement of income.

For the years ended December 31, 2017, 2016 and 2015, amortization expense and impairment of intangible assets was $206 million, $224 million and $233 million, respectively.

The estimated amortization expense of intangible assets for the future years ending December 31 is as follows:

In millions
2018	$185
2019	163
2020	143
2021	124
2022	112

(8)     Debt

Short-term debt— Short-term debt represents obligations with a maturity date of one year or less and is stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt. Short-term debt as of December 31, 2017 and 2016 consisted of the following:

In millions	2017	2016
Commercial paper	$849	$—
Current maturities of long-term debt	1	650
Other borrowings	—	2
Total short-term debt	$850	$652

As of December 31, 2017, Short-term debt included commercial paper of $849 million. As of December 31, 2016, Short-term debt included $650 million related to the 0.90% notes due February 25, 2017, which were repaid on the due date.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the second quarter of 2016, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of May 9, 2021 to support the potential issuances of commercial paper. This agreement replaced the previously existing $1.5 billion line of credit agreement with a termination date of June 8, 2017 and the $1.0 billion line of credit agreement with a termination date of August 15, 2018. No amounts were outstanding under the new line of credit agreement at December 31, 2017. As of December 31, 2017, the Company was in compliance with the financial covenants of the line of credit agreement, which includes a minimum interest coverage ratio. The weighted-average interest rate on commercial paper was 1.0% and 0.4% at December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had unused capacity of approximately $206 million under international debt facilities.

Long-term debt— Long-term debt represents obligations with a maturity date greater than one year, and excludes current maturities that have been reclassified to short-term debt. Long-term debt at carrying value and fair value as of December 31, 2017 and 2016 consisted of the following:

		2017		2016
In millions	Effective Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
0.90% notes due February 25, 2017	0.95%	$—	$—	$650	$650
1.95% notes due March 1, 2019	1.98%	649	649	648	656
6.25% notes due April 1, 2019	6.25%	699	736	698	768
4.88% notes due thru December 31, 2020	4.96%	4	4	4	4
3.375% notes due September 15, 2021	3.43%	348	361	348	365
1.75% Euro notes due May 20, 2022	1.86%	595	638	520	565
1.25% Euro notes due May 22, 2023	1.35%	595	624	520	549
3.50% notes due March 1, 2024	3.54%	696	734	695	728
2.65% notes due November 15, 2026	2.69%	992	980	991	959
2.125% Euro notes due May 22, 2030	2.18%	594	646	519	565
3.0% Euro notes due May 19, 2034	3.13%	586	702	512	618
4.875% notes due September 15, 2041	4.97%	636	791	636	734
3.9% notes due September 1, 2042	3.96%	1,081	1,183	1,080	1,114
Other borrowings		4	4	6	6
Total		$7,479	$8,052	$7,827	$8,281
Less: Current maturities of long-term debt		(1)		(650)
Total long-term debt		$7,478		$7,177

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

In February 2014, the Company issued $650 million of 0.9% notes due February 25, 2017 at 99.861% of face value, $650 million of 1.95% notes due March 1, 2019 at 99.871% of face value, and $700 million of 3.5% notes due March 1, 2024 at 99.648% of face value. The $650 million of 0.9% notes due February 25, 2017 were repaid on the due date.

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

In millions
2018	$1
2019	1,348
2020	4
2021	348
2022	595
2023 and future years	5,183
Total	$7,479

(9)     Pension and Other Postretirement Benefits

The Company has both funded and unfunded defined benefit pension and other postretirement benefit plans, predominately in the U.S. The U.S. primary pension plan provides benefits based on years of service and final average salary. The U.S. primary postretirement health care plan is contributory with the participants’ contributions adjusted annually. The U.S. primary postretirement life insurance plan is noncontributory. Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company’s expense related to defined contribution plans was $79 million in 2017, $77 million in 2016, and $77 million in 2015. In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Canada, Germany and Switzerland.

Summarized information regarding net periodic benefit cost included in the statement of income related to the Company's significant defined benefit pension and other postretirement benefit plans is as follows:

	Pension			Other Postretirement Benefits
In millions	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$63	$62	$70	$9	$9	$11
Interest cost	72	92	92	19	24	24
Expected return on plan assets	(133)	(144)	(151)	(23)	(23)	(25)
Amortization of actuarial (gain) loss	57	44	60	(1)	—	(1)
Amortization of prior service cost	—	—	1	—	(1)	1
Total net periodic benefit cost	$59	$54	$72	$4	$9	$10

The Company used the updated mortality improvement scales from the Society of Actuaries, MP-2016 and MP-2017, to measure its U.S. pension and other postretirement obligations as of December 31, 2016 and 2017, respectively, which did not have a significant impact in either period.

The following tables provide a rollforward of the plan benefit obligations, plan assets and a reconciliation of funded status for the years ended December 31, 2017 and 2016:

	Pension		Other Postretirement Benefits
In millions	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$2,562	$2,462	$551	$552
Service cost	63	62	9	9
Interest cost	72	92	19	24
Plan participants’ contributions	2	2	12	12
Actuarial (gain) loss	26	216	(5)	(5)
Acquisitions and divestitures	—	7	—	—
Benefits paid	(152)	(150)	(41)	(43)
Medicare subsidy received	—	—	1	2
Foreign currency translation	88	(129)	—	—
Benefit obligation at December 31	$2,661	$2,562	$546	$551

	Pension		Other Postretirement Benefits
In millions	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets at January 1	$2,487	$2,441	$351	$342
Actual return on plan assets	227	274	45	36
Company contributions	178	70	6	4
Plan participants’ contributions	2	2	12	12
Benefits paid	(152)	(150)	(41)	(43)
Foreign currency translation	90	(150)	—	—
Fair value of plan assets at December 31	$2,832	$2,487	$373	$351
Funded status	$171	$(75)	$(173)	$(200)
Other immaterial plans	(65)	(58)	(5)	(5)
Net asset (liability) at December 31	$106	$(133)	$(178)	$(205)
The amounts recognized in the statement of financial position as of December 31 consist of:
Other assets	$337	$131	$—	$—
Accrued expenses	(12)	(12)	(4)	(4)
Other noncurrent liabilities	(219)	(252)	(174)	(201)
Net asset (liability) at end of year	$106	$(133)	$(178)	$(205)
The pre-tax amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain) loss	$548	$673	$(64)	$(38)
Prior service cost	—	—	—	—
	$548	$673	$(64)	$(38)
Accumulated benefit obligation	$2,499	$2,207
Plans with accumulated benefit obligation in excess of plan assets as of December 31:
Projected benefit obligation	$184	$183
Accumulated benefit obligation	$175	$167
Fair value of plan assets	$27	$25

Company contributions in 2017 included an additional $115 million discretionary pension contribution related to the U.S. primary pension plan.

Assumptions— The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.12%	3.41%	3.95%	3.72%	4.30%	4.55%
Rate of compensation increases	3.54%	3.77%	3.72%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.41%	3.95%	3.70%	4.30%	4.55%	4.15%
Expected return on plan assets	5.53%	6.22%	6.54%	6.80%	7.00%	7.00%
Rate of compensation increases	3.77%	3.72%	3.72%

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

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation at December 31 were as follows:

	2017	2016	2015
Health care cost trend rate assumed for the next year	6.25%	6.00%	6.00%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2025	2023	2021

A one percentage-point change in assumed health care cost trend rates would have the following impact:

In millions	1 Percentage-Point Increase	1 Percentage-Point Decrease
Change in service cost and interest cost for 2017	$—	$(1)
Change in postretirement benefit obligation at December 31, 2017	$6	$(11)

Plan assets— The Company’s overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risk at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes, securities and investment managers. The target allocations for plan assets are 15% to 25% equity securities, 75% to 85% fixed income securities and 0% to 10% in other types of investments. The Company does not use derivatives for the purpose of speculation, leverage, circumventing investment guidelines or taking risks that are inconsistent with specified guidelines.

The assets in the Company’s postretirement health care plan are primarily invested in life insurance policies. The Company’s overall investment strategy for the assets in the postretirement health care fund is to invest in assets that provide a reasonable tax exempt rate of return while preserving capital.

The following tables present the fair value of the Company’s pension and other postretirement benefit plan assets at December 31, 2017 and 2016, by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

	2017
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$43	$34	$9	$—
Equity securities:
Domestic	—	—	—	—
Fixed income securities:
Government securities	371	—	371	—
Corporate debt securities	943	—	943	—
Mortgage-backed securities	—	—	—	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Collective trust funds	1,424
Partnerships/private equity interests	41
Other	9	—	9	—
Total fair value of pension plan assets	$2,832	$34	$1,332	$1

Other Postretirement Benefit Plan Assets:
Cash and equivalents	$2	$2	$—	$—
Life insurance policies	371
Total fair value of other postretirement benefit plan assets	$373	$2	$—	$—

	2016
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$82	$55	$27	$—
Equity securities:
Domestic	1	1	—	—
Fixed income securities:
Government securities	307	—	307	—
Corporate debt securities	541	—	541	—
Mortgage-backed securities	19	—	19	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Collective trust funds	1,478
Partnerships/private equity interests	54
Other	4
Total fair value of pension plan assets	$2,487	$56	$894	$1

Other Postretirement Benefit Plan Assets:
Cash and equivalents	$1	$1	$—	$—
Life insurance policies	350
Total fair value of other postretirement benefit plan assets	$351	$1	$—	$—

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

Cash flows— The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $26 million to its pension plans and $5 million to its other postretirement benefit plans in 2018. The Company’s portion of the benefit payments that are expected to be paid during the years ending December 31 is as follows:

In millions	Pension	Other Postretirement Benefits
2018	$159	$35
2019	161	36
2020	164	37
2021	167	37
2022	174	37
Years 2023-2027	886	183

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

Lease Commitments— Rental expense was $120 million, $121 million and $117 million for the years ended December 31 2017, 2016 and 2015. Future minimum lease payments under non-cancelable leases for the years ending December 31 are as follows:

In millions
2018	$88
2019	63
2020	45
2021	31
2022	25
2023 and future years	61
Total future minimum lease payments	$313

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

On February 13, 2015, the Company's Board of Directors authorized a new stock repurchase program, which provided for the repurchase of up to an additional $6.0 billion of the Company’s common stock over an open-ended period of time (the "2015 Program"). Under the 2015 Program, the Company repurchased approximately 6.1 million shares of its common stock at an average price of $91.78 per share during 2015, approximately 18.7 million shares of its common stock at an average price of $107.17 per share during 2016, and approximately 7.1 million shares of its common stock at an average price of $140.56 per share during 2017. As of December 31, 2017, there were approximately $2.4 billion of authorized repurchases remaining under the 2015 Program.

Cash Dividends— Cash dividends declared were $2.86 per share in 2017, $2.40 per share in 2016 and $2.07 per share in 2015. Cash dividends paid were $2.73 per share in 2017, $2.30 per share in 2016 and $2.005 per share in 2015.

Accumulated Other Comprehensive Income (Loss)— The changes in accumulated other comprehensive income (loss) during 2017, 2016 and 2015 were as follows:

In millions	2017	2016	2015
Beginning balance	$(1,807)	$(1,504)	$(658)

Foreign currency translation adjustments during the period	294	(251)	(800)
Foreign currency translation adjustments reclassified to income	2	(1)	—
Income taxes	110	(25)	(60)
Total foreign currency translation adjustments, net of tax	406	(277)	(860)

Pension and other postretirement benefit adjustments during the period	96	(67)	(41)
Pension and other postretirement benefit adjustments reclassified to income	56	43	61
Income taxes	(38)	(2)	(6)
Total pension and other postretirement benefit adjustments, net of tax	114	(26)	14

Ending balance	$(1,287)	$(1,807)	$(1,504)

Foreign currency translation adjustments reclassified to income primarily relate to the disposal of operations and were included in the related gain or loss upon disposal. Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial gains and losses and prior service cost. Refer to Note 9. Pension and Other Postretirement Benefits for the amounts included in net periodic benefit cost.

The Company designated €1.0 billion of Euro notes issued in May 2014 and €1.0 billion of Euro notes issued in May 2015 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The cumulative unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $81 million and $375 million as of December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 and 2016, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.0 billion and $1.4 billion, respectively, and after-tax unrecognized pension and other postretirement benefits costs of $291 million and $405 million, respectively. The estimated pre-tax unrecognized net benefit cost that will be amortized from Accumulated other comprehensive income (loss) into income in 2018 is $41 million for pension and other postretirement benefits.

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

Commencing in February 2013, the Company began issuing shares from treasury stock to cover the exercised options and vested RSUs. Prior to February 2013, the Company generally issued new shares from its authorized but unissued share pool. As of December 31, 2017, approximately 13 million shares of ITW common stock were reserved for issuance under these plans.

The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards. The following table summarizes the Company’s stock-based compensation expense:

In millions	2017	2016	2015
Pre-tax compensation expense	$36	$39	$35
Tax benefit	(9)	(13)	(12)
Total stock-based compensation expense, net of tax	$27	$26	$23

The following table summarizes activity related to non-vested RSUs during 2017:

Shares in millions	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2017	0.7	$83.39
Granted	0.2	127.81
Vested	(0.3)	74.29
Canceled	—	103.95
Unvested, December 31, 2017	0.6	99.87

The following table summarizes stock option activity for the year ended December 31, 2017:

In millions except exercise price and contractual terms	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2017	5.3	$68.05
Granted	0.7	127.95
Exercised	(1.4)	56.03
Canceled or expired	(0.1)	117.67
Under option, December 31, 2017	4.5	80.88	6.0	$387
Exercisable, December 31, 2017	2.9	66.80	4.9	$291

Effective with the 2017 grant, issued RSUs provide for dividend equivalents payable in additional RSUs for dividends that would have been paid during the vesting period. Accordingly, the fair value of RSUs issued in 2017 is equal to the common stock fair market value on the date of the grant. For grants prior to 2017, the fair value of RSUs was determined by reducing the closing market price on the date of the grant by the present value of projected dividends over the vesting period. Stock option exercise prices are equal to the common stock fair market value on the date of grant. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the models:

	2017	2016	2015
Risk-free interest rate	0.91-2.61%	0.56-1.86%	0.23-2.25%
Weighted-average volatility	22.0%	24.0%	23.0%
Dividend yield	2.22%	2.12%	2.11%
Expected years until exercise	7.2-7.9	6.9-7.7	6.9-8.0

Lattice-based option valuation models, such as the binomial option pricing model, incorporate ranges of assumptions for inputs. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise timing and employee termination rates within the valuation model. The weighted-average dividend yield is based on historical information. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The ranges presented result from separate groups of employees assumed to exhibit different exercise behavior.

The weighted-average grant-date fair value of stock options granted during 2017, 2016 and 2015 was $26.83, $20.02 and $20.58 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $132 million, $89 million and $55 million, respectively. As of December 31, 2017, there was $9 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years. Exercise of stock options during the years ended December 31, 2017, 2016 and 2015 resulted in cash receipts of $84 million, $84 million and $59 million, respectively. The total fair value of vested stock option awards during the years ended December 31, 2017, 2016 and 2015 was $13 million, $12 million and $13 million, respectively.

As of December 31, 2017, there was $24 million of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.9 years. The total fair value of vested RSU awards during the years ended December 31, 2017, 2016 and 2015 was $19 million, $21 million and $20 million, respectively.

(13)     Other Balance Sheet Information

Other balance sheet information at December 31, 2017 and 2016 was as follows:

In millions	2017	2016
Prepaid expenses and other current assets:
Income tax refunds receivable	$121	$21
Value-added-tax receivables	70	55
Vendor advances	26	20
Other	119	122
Total prepaid expenses and other current assets	$336	$218

Other assets:
Cash surrender value of life insurance policies	$442	$442
Prepaid pension assets	337	131
Customer tooling	184	146
Investments	53	73
Other	179	164
Total other assets	$1,195	$956

Accrued expenses:
Compensation and employee benefits	$411	$379
Deferred revenue and customer deposits	205	180
Rebates	147	144
Warranties	45	45
Current portion of pension and other postretirement benefit obligations	16	16
Other	434	438
Total accrued expenses	$1,258	$1,202

Other liabilities:
Pension benefit obligation	$219	$252
Postretirement benefit obligation	174	201
Other	489	418
Total other liabilities	$882	$871

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

Segment information for 2017, 2016 and 2015 was as follows:

In millions	2017	2016	2015
Operating revenue:
Automotive OEM	$3,271	$2,864	$2,529
Food Equipment	2,123	2,110	2,096
Test & Measurement and Electronics	2,069	1,974	1,969
Welding	1,538	1,486	1,650
Polymers & Fluids	1,724	1,691	1,712
Construction Products	1,672	1,609	1,587
Specialty Products	1,938	1,885	1,885
Intersegment revenue	(21)	(20)	(23)
Total	$14,314	$13,599	$13,405
Operating income:
Automotive OEM	$747	$690	$613
Food Equipment	556	537	498
Test & Measurement and Electronics	464	372	322
Welding	415	370	415
Polymers & Fluids	357	343	335
Construction Products	399	361	316
Specialty Products	527	482	439
Total Segments	3,465	3,155	2,938
Unallocated	29	(91)	(71)
Total	$3,494	$3,064	$2,867
Depreciation and amortization and impairment of intangible assets:
Automotive OEM	$111	$90	$76
Food Equipment	45	45	48
Test & Measurement and Electronics	92	104	110
Welding	28	36	37
Polymers & Fluids	89	92	95
Construction Products	33	34	36
Specialty Products	64	69	75
Total	$462	$470	$477
Plant and equipment additions:
Automotive OEM	$147	$116	$106
Food Equipment	27	31	37
Test & Measurement and Electronics	23	25	32
Welding	17	16	23
Polymers & Fluids	16	18	20
Construction Products	22	20	26
Specialty Products	45	47	40
Total	$297	$273	$284
Identifiable assets:
Automotive OEM	$2,402	$2,051	$1,419
Food Equipment	1,054	1,013	1,054
Test & Measurement and Electronics	2,449	2,362	2,448
Welding	756	701	747
Polymers & Fluids	2,067	2,019	2,034
Construction Products	1,196	1,099	1,129
Specialty Products	1,721	1,599	1,659
Total Segments	11,645	10,844	10,490
Corporate	5,135	4,357	5,239
Total	$16,780	$15,201	$15,729

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

Enterprise-wide information for 2017, 2016 and 2015 was as follows:

In millions	2017	2016	2015
Operating Revenue by Geographic Region:
United States	$6,243	$6,176	$6,167
Canada/Mexico	996	923	928
Total North America	7,239	7,099	7,095
Europe, Middle East and Africa	4,102	3,787	3,725
Asia Pacific	2,577	2,361	2,197
South America	396	352	388
Total Operating Revenue	$14,314	$13,599	$13,405

Operating revenue by geographic region is based on the customers' locations. At December 31, 2017, the Company had approximately 10% of its total long-lived assets in Germany. There was no single country outside the U.S. with long-lived assets exceeding 10% of the Company's total long-lived assets in 2016 or 2015. No single customer accounted for more than 5% of consolidated revenues in 2017, 2016 or 2015. Additionally, the Company has thousands of product lines within its businesses; therefore, providing operating revenue by product line is not practicable.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In millions except per share amounts	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenue	$3,471	$3,274	$3,599	$3,431	$3,615	$3,495	$3,629	$3,399
Cost of revenue	2,004	1,896	2,087	1,967	2,094	2,027	2,124	2,006
Operating income	809	722	874	792	961	808	850	742
Net income	536	468	587	525	640	535	(76)	507
Net income (loss) per share:
Basic	1.55	1.29	1.70	1.47	1.86	1.51	(0.22)	1.46
Diluted	1.54	1.29	1.69	1.46	1.85	1.50	(0.22)	1.45

In the fourth quarter of 2017, the Company recorded a one-time additional income tax expense of $658 million, or $1.92 per diluted share, related to the enactment of the United States "Tax Cuts and Jobs Act." Refer to Note 5. Income Taxes for further information.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2017. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2017 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors" in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Board of Directors and Its Committees" and "Audit Committee Report" in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers."

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Proposal 1 - Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption "Proposal 1 - Election of Directors - Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

This information is incorporated by reference from the information under the captions "NEO Compensation," "Proposal 1 - Election of Directors - Director Compensation," and "Compensation Discussion and Analysis" in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Ownership of ITW Stock" and "NEO Compensation - Equity Compensation Plan Information" in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Ownership of ITW Stock," "Certain Relationships and Related Party Transactions" and "Proposal 1 - Election of Directors - Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Corporate Governance Policies and Practices" and "Appendix A - Categorical Standards for Director Independence" in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services

This information is incorporated by reference from the information under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements
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

Exhibit Number	Description
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

4(i)
Officer’s Certificate dated November 7, 2016, establishing the terms, and setting forth the forms, of the 2.65% Notes due 2026, filed as Exhibit 4.1 to the Company’s Form 8-K filed on November 10, 2016 (Commission File No. 001-04797) and incorporated herein by reference.

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

10(e)*
Illinois Tool Works Inc. 2015 Long-Term Incentive Plan effective May 8, 2015, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (Commission File No. 1-4797) and incorporated herein by reference.

10(f)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

10(g)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(h)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(i)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(j)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

10(k)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

10(l)*
Form of performance restricted stock unit terms filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

10(m)*	Form of Long-Term Incentive Cash Grant filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

10(n)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10(o)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit Number	Description
10(p)*	Form of performance share unit terms filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10(q)*	Form of Performance Cash Grant filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

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

10(x)*
First Amendment to the ITW Executive Contributory Retirement Income Plan dated February 15, 2013, filed as Exhibit 10.2 to the Company’s Current Form 10-Q filed on May 3, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(y)
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
**
The following financial information from Illinois Tool Works Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Income Reinvested in the Business (iv) Statement of Financial Position, (v) Statement of Cash Flows and (vi) related Notes to Financial Statements.

Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2017, with the exception of the Officers' Certificates related to the 1.95% Notes due 2019, the 6.25% Notes due 2019, the 3.375% Notes due 2021, the 1.75% Euro Notes due 2022, the 1.25% Euro Notes due 2023, the 3.50% Notes due 2024, the 2.65% Notes due 2026, the 2.125% Euro Notes due 2030, the 3.00% Euro Notes due 2034, the 4.875% Notes due 2041, and the 3.90% Notes due 2042, which are described as Exhibit numbers 4(c) through (i) in the Exhibit Index. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of February 2018.

ILLINOIS TOOL WORKS INC.

By:	/s/ E. SCOTT SANTI
E. Scott Santi
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of February 2018.

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