Form 10-Q
period 2018-03-30
ILLINOIS TOOL WORKS INC
filed 2018-05-04
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ☐                        No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2018: 338,762,621.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2018	2017
Operating Revenue	$3,744	$3,471
Cost of revenue	2,181	2,003
Selling, administrative, and research and development expenses	612	608
Amortization and impairment of intangible assets	48	53
Operating Income	903	807
Interest expense	(66)	(64)
Other income (expense)	12	6
Income Before Taxes	849	749
Income Taxes	197	213
Net Income	$652	$536

Net Income Per Share:
Basic	$1.92	$1.55
Diluted	$1.90	$1.54

Cash Dividends Per Share:
Paid	$0.78	$0.65
Declared	$0.78	$0.65

Shares of Common Stock Outstanding During the Period:
Average	340.2	346.2
Average assuming dilution	342.8	349.0

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2018	2017
Net Income	$652	$536
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	83	154
Pension and other postretirement benefit adjustments, net of tax	9	10
Comprehensive Income	$744	$700

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and equivalents	$1,940	$3,094
Trade receivables	2,874	2,628
Inventories	1,335	1,220
Prepaid expenses and other current assets	274	336
Total current assets	6,423	7,278

Net plant and equipment	1,829	1,778
Goodwill	4,795	4,752
Intangible assets	1,226	1,272
Deferred income taxes	658	505
Other assets	1,232	1,195
	$16,163	$16,780

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$660	$850
Accounts payable	655	590
Accrued expenses	1,250	1,258
Cash dividends payable	264	266
Income taxes payable	96	89
Total current liabilities	2,925	3,053

Noncurrent Liabilities:
Long-term debt	6,889	7,478
Deferred income taxes	689	164
Noncurrent income taxes payable	614	614
Other liabilities	883	882
Total noncurrent liabilities	9,075	9,138

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2018 and 2017 Outstanding- 338.8 shares in 2018 and 341.5 shares in 2017	6	6
Additional paid-in-capital	1,220	1,218
Retained earnings	20,228	20,210
Common stock held in treasury	(16,055)	(15,562)
Accumulated other comprehensive income (loss)	(1,240)	(1,287)
Noncontrolling interest	4	4
Total stockholders’ equity	4,163	4,589
	$16,163	$16,780

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2018	2017
Cash Provided by (Used for) Operating Activities:
Net income	$652	$536
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	67	61
Amortization and impairment of intangible assets	48	53
Change in deferred income taxes	(5)	20
Provision for uncollectible accounts	1	1
(Income) loss from investments	(3)	(2)
(Gain) loss on sale of plant and equipment	(1)	—
Stock-based compensation expense	9	9
Other non-cash items, net	4	1
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(192)	(148)
Inventories	(68)	(67)
Prepaid expenses and other assets	(29)	(23)
Increase (decrease) in-
Accounts payable	55	56
Accrued expenses and other liabilities	(90)	(117)
Income taxes	90	81
Other, net	—	2
Net cash provided by operating activities	538	463
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	—	(3)
Additions to plant and equipment	(94)	(64)
Proceeds from investments	5	7
Proceeds from sale of plant and equipment	2	3
Other, net	(2)	—
Net cash provided by (used for) investing activities	(89)	(57)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(266)	(226)
Issuance of common stock	10	18
Repurchases of common stock	(500)	(250)
Net proceeds from (repayments of) debt with original maturities of three months or less	(840)	671
Repayments of debt with original maturities of more than three months	—	(652)
Other, net	(12)	(11)
Net cash provided by (used for) financing activities	(1,608)	(450)
Effect of Exchange Rate Changes on Cash and Equivalents	5	65
Cash and Equivalents:
Increase (decrease) during the period	(1,154)	21
Beginning of period	3,094	2,472
End of period	$1,940	$2,493
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$65	$65
Cash Paid During the Period for Income Taxes, Net of Refunds	$113	$112

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements— The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2017 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

Operating Revenue— Prior to 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, product had shipped and the risks and rewards of ownership had transferred or services had been rendered, the price to the customer was fixed or determinable, and collectibility was reasonably assured, which generally occurred at the time of product shipment. Effective January 1, 2018, the Company adopted new revenue recognition guidance. Under this new guidance, operating revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. The Company's sales arrangements with customers are predominantly short-term in nature involving a single performance obligation related to the delivery of products and generally provide for transfer of control at the time of shipment. In limited circumstances, arrangements may include service performed over time, or there may be significant obligations to the customer that are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance. In these circumstances, operating revenue may be recognized over time as the service is provided to the customer or deferred until all significant obligations have been completed. The amount of operating revenue recorded reflects the consideration to which the Company expects to be entitled in exchange for goods or services and may include adjustments for customer allowances and rebates. Customer allowances and rebates consist primarily of volume discounts and other short-term incentive programs, which are estimated at the time of sale based on historical experience and anticipated trends. Shipping and handling charges billed to customers are included in revenue and are recognized along with the related product revenue as they are considered a fulfillment cost. Sales commissions are expensed when incurred, which is generally at the time of revenue recognition. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on equipment sales and prepaid service contracts. Total deferred revenue was $254 million and $205 million as of March 31, 2018 and December 31, 2017, respectively, and is short-term in nature. For additional information regarding the Company's operating revenue, see New Accounting Pronouncements below and Note 2. Operating Revenue.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new guidance is that revenue should be recognized to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, expanded revenue disclosures are required. The Company's sales arrangements with customers are predominantly short-term in nature and generally provide for transfer of control and risks and rewards of ownership at the time of product shipment or delivery of service. As such, the timing of revenue recognition under both the prior and new guidance is the same for the majority of the Company’s transactions. Effective January 1, 2018, the Company adopted the new revenue guidance under the modified retrospective method and recorded a cumulative-effect adjustment reducing retained earnings by $9 million as of January 1, 2018. Under the modified retrospective method of adoption, prior periods are not restated and the new guidance is applied prospectively to revenue transactions completed on or after January 1, 2018. Given the nature of the Company’s revenue transactions, the new guidance had an immaterial impact on the Company's operating revenue, results of operations, and financial position for the three months ended March 31, 2018. The Company updated its revenue recognition accounting policy to reflect the requirements of the new guidance and included additional disclosures regarding the Company's revenue transactions. Refer to the Company’s operating revenue accounting policy above and Note 2. Operating Revenue for additional information.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the prior guidance. The provisions of the new guidance will be applied prospectively to intra-entity asset transfers on or after January 1, 2018 and may result in future tax rate volatility. Upon adoption of the new guidance on January 1, 2018, the Company recorded a cumulative-effect adjustment reducing deferred tax assets and retained earnings by $406 million. For the three months ended March 31, 2018, the impact of the new guidance on the Company's effective income tax rate was not material.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost ("other net periodic benefit cost"), including interest cost, expected return on assets, settlements, curtailments, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. Effective January 1, 2018, the Company adopted the new presentation of other net periodic benefit cost and restated the prior year statement of income and related disclosures for comparability, as required under the new guidance. For the three months ended March 31, 2018 and 2017, other net periodic benefit cost was income of $5 million and $2 million, respectively, and was presented in Other income (expense) in both periods. Refer to Note 5. Pension and Other Postretirement Benefits for additional information.

In February 2018, the FASB issued authoritative guidance which allows for an optional one-time reclassification of the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the "Tax Cuts and Jobs Act" (the "Act") from accumulated other comprehensive income ("AOCI") to retained earnings. The guidance is effective January 1, 2019, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2018 and to reclassify the stranded tax effects related to the Act, which resulted in an increase of $45 million to both retained earnings and accumulated other comprehensive loss. Refer to Note 7. Accumulated Other Comprehensive Income (Loss) for additional information.

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use lease asset for all leases with a lease term greater than twelve months, including operating leases, in the statement of financial position. Subsequent measurement, including presentation of expenses and cash flows, will depend on the classification of the lease as either a financing or operating lease. In addition, expanded disclosures will be required. This guidance is effective for the Company beginning January 1, 2019, with early adoption permitted. While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on the consolidated financial statements and related disclosures, the Company expects to recognize right-of-use assets and liabilities for its operating leases in the statement of financial position upon adoption.

(2)    Operating Revenue

The Company's 85 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
In millions	2018	2017
Automotive OEM	$901	$828
Food Equipment	527	497
Test & Measurement and Electronics	543	480
Welding	423	387
Polymers & Fluids	442	426
Construction Products	428	395
Specialty Products	485	463
Intersegment revenue	(5)	(5)
Total	$3,744	$3,471

Prior to 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, product had shipped and the risks and rewards of ownership had transferred or services had been rendered, the price to the customer was fixed or determinable, and collectibility was reasonably assured, which generally occurred at the time of product shipment. Effective January 1, 2018, the Company adopted new revenue recognition guidance. Under this new guidance, operating revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Given the nature of the Company’s revenue transactions, the new guidance had an immaterial impact on the Company's operating revenue, results of operations, and financial position for the three months ended March 31, 2018. See Note 1. Significant Accounting Policies for additional information. The following is a description of the product offerings, end markets and typical revenue transactions for each of the Company's seven segments:

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

Products sold in this segment are primarily manufactured to the customer's specifications and are sold under long-term supply agreements with OEM auto manufacturers and other top tier auto parts suppliers. The Company typically recognizes revenue for products in this segment at the time of shipment. Certain products may be produced utilizing tooling that is owned by the customer that the Company developed and is reimbursed by the customer for the associated cost. In these arrangements, the Company typically retains a contractual right to use the customer-owned tooling for the purpose of fulfilling its obligations under the supply agreement. The Company records reimbursements for the cost of customer-owned tooling as a cost offset rather than operating revenue as tooling is not considered a product offering central to the Company's operations.

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

Revenue for equipment sold in this segment is typically recognized at the time of product shipment. In limited circumstances involving installation of equipment and customer acceptance, the Company may recognize revenue upon completion of installation and acceptance by the customer. Annual service contracts are typically sold separate from equipment and the related revenue is recognized on a straight-line basis over the annual service period. Operating revenue for on-demand service repairs and parts is recorded upon completion and customer acceptance of the work performed.

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

Revenue for products sold in this segment is typically recognized at the time of shipment. In limited circumstances where significant obligations to the customer are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance, revenue recognition is deferred until such obligations have been completed.

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

Products in this segment are primarily manufactured to meet anticipated customer demand. The Company typically recognizes revenue for these products at the time of product shipment.

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

Products in this segment are primarily manufactured to meet anticipated customer demand. The Company typically recognizes revenue for these products at the time of product shipment.

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

Products in this segment are primarily manufactured to meet anticipated customer demand. The Company typically recognizes revenue for these products at the time of product shipment.

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

Products in this segment are primarily manufactured to meet anticipated customer demand. The Company typically recognizes revenue for these products at the time of product shipment. In limited circumstances where significant obligations to the customer are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance, revenue is recognized when such obligations have been completed.

(3)    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2018 and 2017 was 23.2% and 28.3%, respectively. The first quarter 2018 effective tax rate was lower primarily as a result of the lower U.S. corporate federal tax rate and a discrete income tax benefit of $14 million related to foreign tax credits. Additionally, the effective tax rate for both respective periods included discrete income tax benefits of $6 million and $12 million in 2018 and 2017, respectively, related to excess tax benefits from stock-based compensation.

On December 22, 2017, the "Tax Cuts and Jobs Act" (the “Act”) was enacted in the United States. The provisions of the Act significantly revised the U.S. corporate income tax rules. At December 31, 2017, the Company had not completed the accounting for the tax effects of enactment of the Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and one-time transition tax. The Company continues to analyze certain aspects of the Act and may refine its calculations, which could potentially affect the measurement of the amounts recorded at December 31, 2017. The provisional amounts recorded for the year ended December 31, 2017, and unchanged at March 31, 2018, reflect the Company’s best estimate based on information currently available and are subject to future changes due to subsequent clarification of the tax law and refinement of estimated amounts.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $33 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

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

(4)    Inventories

Inventories as of March 31, 2018 and December 31, 2017 were as follows:

In millions	March 31, 2018	December 31, 2017
Raw material	$491	$465
Work-in-process	190	141
Finished goods	743	703
LIFO reserve	(89)	(89)
Total inventories	$1,335	$1,220

(5)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$15	$16	$2	$2
Interest cost	18	18	5	5
Expected return on plan assets	(32)	(33)	(6)	(6)
Amortization of actuarial loss (gain)	11	14	(1)	—
Total net periodic benefit cost	$12	$15	$—	$1

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the statement of income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $26 million to its pension plans and $5 million to its other postretirement benefit plans in 2018. As of March 31, 2018, contributions of $12 million to pension plans and $2 million to other postretirement benefit plans have been made.

(6)    Debt

Short-term debt included commercial paper of $10 million and $849 million as of March 31, 2018 and December 31, 2017, respectively. In addition, in the first quarter of 2018, the Company reclassified $649 million related to the 1.95% notes due March 1, 2019 from Long-term debt to Short-term debt.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2018 and December 31, 2017 were as follows:

In millions	March 31, 2018	December 31, 2017
Fair value	$7,945	$8,052
Carrying value	7,539	7,479

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(7)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
In millions	2018	2017
Beginning balance	$(1,287)	$(1,807)

Adoption of new accounting guidance related to reclassification of certain tax effects	(45)	—

Foreign currency translation adjustments during the period	69	144
Income taxes	14	10
Total foreign currency translation adjustments, net of tax	83	154

Pension and other postretirement benefit adjustments during the period	1	—
Pension and other postretirement benefit adjustments reclassified to income	10	14
Income taxes	(2)	(4)
Total pension and other postretirement benefit adjustments, net of tax	9	10

Ending balance	$(1,240)	$(1,643)

Effective January 1, 2018, the Company elected to early adopt new accounting guidance related to the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the "Tax Cuts and Jobs Act" (the "Act") and reclassified $45 million of stranded income tax effects from Accumulated other comprehensive income (loss) to Retained earnings. Refer to Note 1. Significant Accounting Policies for additional information.

Pension and other postretirement benefit adjustments reclassified to income relate primarily to the amortization of actuarial losses. Refer to Note 5. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the 2015 and 2014 Euro notes were $1.2 billion and $1.2 billion, respectively, as of March 31, 2018. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $22 million and $81 million as of March 31, 2018 and December 31, 2017, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of March 31, 2018 and 2017 consisted of cumulative translation adjustment losses, net of tax, of $902 million and $1.2 billion, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $338 million and $395 million, respectively.

(8)    Segment Information

The Company's operations are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding operating revenue and operating income for the Company's segments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with 85 divisions in 55 countries. As of December 31, 2017, the Company employed approximately 50,000 people.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2017 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

The Company's strong first quarter financial performance reflected continued focus on leveraging the business portfolio and the highly differentiated Business Model to its full potential. All segments achieved worldwide organic revenue growth and had operating margin above 20% in the first quarter of 2018.

The Company’s consolidated results of operations for the first quarter of 2018 and 2017 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,744	$3,471	7.9%	2.6%	—%	—%	5.3%	7.9%
Operating income	$903	$807	11.9%	5.3%	—%	1.0%	5.6%	11.9%
Operating margin %	24.1%	23.2%	90 bps	60 bps	—	30 bps	—	90 bps

•	Operating revenue grew in the first quarter due the favorable effect of foreign currency translation and an increase in organic revenue.

•	Organic revenue increased 2.6% as all segments had worldwide organic revenue growth primarily due to penetration gains, higher end market demand and product innovation.

◦	North American organic revenue increased 3.2% as growth in five segments was partially offset by a decline in the Specialty Products and Polymers & Fluids segments.

◦	Asia Pacific organic revenue increased 3.3% as growth in six segments was partially offset by a decline in the Specialty Products segment.

◦
Europe, Middle East and Africa organic revenue increased 1.1% as growth in the Test & Measurement and Electronics, Specialty Products and Automotive OEM segments was partially offset by a decline in the Construction Products, Food Equipment, Welding and Polymers & Fluids segments.

•
Operating income of $903 million increased 11.9% as compared to the prior year. Operating margin of 24.1% increased 90 basis points primarily driven by the benefits of the Company's enterprise initiatives of 110 basis points and lower restructuring expenses, partially offset by unfavorable price/cost of 50 basis points.

•
The effective tax rate for the first quarter of 2018 was 23.2% compared to 28.3% in 2017. The first quarter 2018 effective tax rate was lower primarily as a result of the lower U.S. corporate federal tax rate and a discrete income tax benefit of $14 million related to foreign tax credits. Additionally, the effective tax rate for both respective periods included discrete income tax benefits of $6 million and $12 million in 2018 and 2017, respectively, related to excess tax benefits from stock-based compensation. Excluding these discrete tax benefits, the Company's effective tax rate for the first quarter of 2018 and 2017 would have been 25.5% and 30.0%, respectively. The estimated effective tax rate for the full year of 2018 is approximately 25%. Refer to Note 3. Income Taxes in Item 1 - Financial Statements for further information.

•	Diluted earnings per share (EPS) of $1.90 increased 23.4% in 2018.

•	Free cash flow was $444 million in the first quarter of 2018, an increase of 11.3%. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•	The Company repurchased approximately 3.0 million shares of its common stock in the first quarter of 2018 for approximately $500 million.

•	Total cash dividends of $266 million were paid in the first quarter of 2018.

•
After-tax return on average invested capital in the first quarter of 2018 was 27.7%, an increase of 400 basis points, of which 350 basis points related to the new U.S. tax rules and regulations. Refer to the After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2018 and 2017 were as follows:

	Three Months Ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2018	2017	2018	2017
Automotive OEM	$901	$828	$217	$202
Food Equipment	527	497	130	125
Test & Measurement and Electronics	543	480	127	96
Welding	423	387	117	107
Polymers & Fluids	442	426	92	88
Construction Products	428	395	95	89
Specialty Products	485	463	130	124
Intersegment revenue	(5)	(5)	—	—
Unallocated	—	—	(5)	(24)
Total	$3,744	$3,471	$903	$807

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2018 and 2017 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$901	$828	8.8%	1.0%	—%	—%	7.8%	8.8%
Operating income	$217	$202	7.6%	(1.6)%	—%	1.5%	7.7%	7.6%
Operating margin %	24.1%	24.4%	(30) bps	(70) bps	—	40 bps	—	(30) bps

•	Operating revenue increased due to the favorable effect of foreign currency translation and higher organic revenue.

•	Organic revenue grew 1.0% as a result of penetration gains, exceeding worldwide auto builds which declined 1%.

◦	European organic revenue grew 1.1%, exceeding European auto builds which were flat.

◦
Asia Pacific organic revenue increased 0.6%. China organic revenue grew 7.8% versus Chinese auto builds which declined 3%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, grew 1% in the first quarter.

◦
North American organic revenue increased 1.1% versus North American auto builds which declined 3%. Auto build growth for the Detroit 3, where the Company has higher content, was flat in the first quarter.

•
Operating margin was 24.1%. The decrease of 30 basis points was primarily driven by unfavorable price/cost of 120 basis points, partially offset by the net benefits of the Company's enterprise initiatives and cost management and lower restructuring expenses of 40 basis points.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the first quarter of 2018 and 2017 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$527	$497	6.0%	0.4%	—%	—%	5.6%	6.0%
Operating income	$130	$125	3.9%	(2.5)%	—%	1.2%	5.2%	3.9%
Operating margin %	24.6%	25.1%	(50) bps	(70) bps	—	30 bps	(10) bps	(50) bps

•	Operating revenue increased due to the favorable effect of foreign currency translation and higher organic revenue.

•	Organic revenue increased 0.4% as equipment and service organic revenue increased 0.4% and 0.6%, respectively.

◦
North American organic revenue increased 0.2%. Equipment organic revenue was flat as higher end market demand in food service, refrigeration and cooking was offset by lower end market demand in food retail. Service organic revenue grew 0.6%.

◦
International organic revenue increased 0.7%. Equipment organic revenue grew 0.9% primarily due to higher demand in the European warewash end markets, partially offset by lower end market demand in refrigeration. Service organic revenue increased 0.6%.

•
Operating margin of 24.6% declined 50 basis points primarily due to the unfavorable impact of product mix and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives, lower restructuring expenses and favorable price/cost of 10 basis points.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2018 and 2017 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$543	$480	13.1%	7.6%	—%	—%	5.5%	13.1%
Operating income	$127	$96	32.1%	23.8%	—%	2.0%	6.3%	32.1%
Operating margin %	23.4%	20.0%	340 bps	310 bps	—	30 bps	—	340 bps

•	Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.

•	Organic revenue increased 7.6%.

◦
Organic revenue for the test and measurement businesses increased 9.4% primarily due to higher semi-conductor end market demand in North America. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 14.7%.

◦
Electronics organic revenue grew 5.3%. The electronics assembly businesses increased 2.3% primarily due to higher demand in the Asia Pacific solar end market. The other electronics businesses grew 7.2% due to higher semi-conductor end market demand across all major regions.

•
Operating margin was 23.4%. The increase of 340 basis points was primarily due to positive operating leverage of 210 basis points, the net benefits of the Company's enterprise initiatives and cost management, lower restructuring expenses and favorable price/cost of 10 basis points.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the first quarter of 2018 and 2017 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$423	$387	9.4%	7.6%	—%	—%	1.8%	9.4%
Operating income	$117	$107	9.6%	8.1%	—%	0.7%	0.8%	9.6%
Operating margin %	27.7%	27.7%	—%	10 bps	—	20 bps	(30) bps	—

•	Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.

•
Organic revenue grew 7.6% driven by growth in equipment of 10.5% and consumables of 3.6%. Organic revenue grew due to increased demand in the industrial end markets related to heavy equipment for agriculture, infrastructure and mining and in the commercial end markets related to construction, light fabrication and farm and ranch customers.

◦	North American organic revenue increased 9.4% primarily due to growth in the industrial and commercial end markets of 15.0% and 1.6%, respectively.

◦	International organic revenue decreased 0.4% primarily due to weaker end market demand in the European oil and gas end markets.

•
Operating margin of 27.7% was flat compared to the prior year. The benefits from the Company's enterprise initiatives and lower restructuring expenses were offset by higher operating expenses, including freight and employee-related expenses.

POLYMERS & FLUIDS

This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2018 and 2017 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$442	$426	3.8%	0.3%	—%	—%	3.5%	3.8%
Operating income	$92	$88	5.1%	(0.7)%	—%	1.9%	3.9%	5.1%
Operating margin %	20.9%	20.6%	30 bps	(20) bps	—	40 bps	10 bps	30 bps

•	Operating revenue increased due to the favorable effect of foreign currency translation and higher organic revenue.

•	Organic revenue increased 0.3% as higher demand in Asia and South America was partially offset by lower demand in North America and Europe.

◦	Organic revenue for the fluids businesses grew 1.1% primarily due to an increase in the industrial maintenance, repair, and operations end markets across all major regions.

◦	Organic revenue for the polymers businesses increased 0.8% primarily driven by an increase in North America and Asia Pacific, partially offset by a decline in Europe.

◦
Organic revenue for the automotive aftermarket businesses decreased 0.4% primarily driven by a decline in the car care, engine and body repair businesses in North America, partially offset by an increase in the tire repair businesses in North America and the additives businesses in Europe.

•
Operating margin of 20.9% increased 30 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management and lower restructuring expenses, partially offset by unfavorable price/cost of 100 basis points, product mix and higher freight costs.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the first quarter of 2018 and 2017 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$428	$395	8.3%	2.9%	—%	—%	5.4%	8.3%
Operating income	$95	$89	6.7%	2.0%	—%	(0.6)%	5.3%	6.7%
Operating margin %	22.2%	22.5%	(30) bps	(20) bps	—	(10) bps	—	(30) bps

•	Operating revenue increased due to the favorable effect of foreign currency translation and higher organic revenue.

•	Organic revenue increased 2.9%.

◦	North American organic revenue grew 6.6% primarily due to 8.7% growth in the residential end markets, partially offset by a decline of 1.8% in the commercial end markets.

◦
International organic revenue increased 0.4%. Asia Pacific organic revenue increased 3.2% primarily due to growth in the Australia and New Zealand retail end markets. European organic revenue decreased 2.3% primarily due to a decline in the United Kingdom and the Nordic countries.

•
Operating margin was 22.2%. The decline of 30 basis points was primarily driven by unfavorable price/cost of 70 basis points and higher freight and employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2018 and 2017 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$485	$463	4.9%	0.5%	(0.3)%	—%	4.7%	4.9%
Operating income	$130	$124	4.2%	(0.7)%	(0.3)%	0.5%	4.7%	4.2%
Operating margin %	26.7%	26.9%	(20) bps	(30) bps	—	10 bps	—	(20) bps

•	Operating revenue increased primarily due to the favorable effect of foreign currency translation and higher organic revenue.

•	Organic revenue increased 0.5% as equipment sales increased 7.7%, partially offset by a decline in consumable sales of 1.1%.

◦	International organic revenue increased 2.3% primarily driven by growth in the consumer packaging and equipment businesses in Europe.

◦	North American organic revenue decreased 0.5% primarily due to a decline in the labels businesses, partially offset by an increase in the equipment businesses.

•
Operating margin was 26.7%. The decrease of 20 basis points was primarily driven by higher operating expenses, including employee-related expenses, and unfavorable price/cost of 20 basis points, partially offset by benefits from the Company's enterprise initiatives.

OTHER FINANCIAL HIGHLIGHTS

•	Interest expense was $66 million in the first quarter of 2018, an increase of $2 million primarily due to higher outstanding commercial paper during the first quarter of 2018.

•
Other income (expense) was income of $12 million in the first quarter of 2018, an increase of $6 million primarily driven by other net periodic benefit income related to defined benefit pension and other postretirement plans and lower translation losses.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new guidance is that revenue should be recognized to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, expanded revenue disclosures are required. The Company's sales arrangements with customers are predominantly short-term in nature and generally provide for transfer of control and risks and rewards of ownership at the time of product shipment or delivery of service. As such, the timing of revenue recognition under both the prior and new guidance is the same for the majority of the Company’s transactions. Effective January 1, 2018, the Company adopted the new revenue guidance under the modified retrospective method and recorded a cumulative-effect adjustment reducing retained earnings by $9 million as of January 1, 2018. Under the modified retrospective method of adoption, prior periods are not restated and the new guidance is applied prospectively to revenue transactions completed on or after January 1, 2018. Given the nature of the Company’s revenue transactions, the new guidance had an immaterial impact on the Company's operating revenue, results of operations, and financial position for the three months ended March 31, 2018. The Company updated its revenue recognition accounting policy to reflect the requirements of the new guidance and included additional disclosures regarding the Company's revenue transactions. Refer to Note 1. Significant Accounting Policies and Note 2. Operating Revenue in Item 1. Financial Statements for additional information.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the prior guidance. The provisions of the new guidance will be applied prospectively to intra-entity asset transfers on or after January 1, 2018 and may result in future tax rate volatility. Upon adoption of the new guidance on January 1, 2018, the Company recorded a cumulative-effect adjustment reducing deferred tax assets and retained earnings by $406 million. For the three months ended March 31, 2018, the impact of the new guidance on the Company's effective income tax rate was not material.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost ("other net periodic benefit cost"), including interest cost, expected return on assets, settlements, curtailments, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. Effective January 1, 2018, the Company adopted the new presentation of other net periodic benefit cost and restated the prior year statement of income and related disclosures for comparability, as required under the new guidance. For the three months ended March 31, 2018 and 2017, other net periodic benefit cost was income of $5 million and $2 million, respectively, and was presented in Other income (expense) in both periods. Refer to Note 5. Pension and Other Postretirement Benefits in Item 1. Financial Statements for additional information.

In February 2018, the FASB issued authoritative guidance which allows for an optional one-time reclassification of the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the "Tax Cuts and Jobs Act" (the "Act") from accumulated other comprehensive income ("AOCI") to retained earnings. The guidance is effective January 1, 2019, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2018 and to reclassify the stranded tax effects related to the Act, which resulted in an increase of $45 million to both retained earnings and accumulated other comprehensive loss. Refer to Note 7. Accumulated Other Comprehensive Income (Loss) in Item 1. Financial Statements for additional information.

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use lease asset for all leases with a lease term greater than twelve months, including operating leases, in the statement of financial position. Subsequent measurement, including presentation of expenses and cash flows, will depend on the classification of the lease as either a financing or operating lease. In addition, expanded disclosures will be required. This guidance is effective for the Company beginning January 1, 2019, with early adoption permitted. While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on the consolidated financial statements and related disclosures, the Company expects to recognize right-of-use assets and liabilities for its operating leases in the statement of financial position upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $1.9 billion of cash and equivalents on hand at March 31, 2018 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
In millions	2018	2017
Net cash provided by operating activities	$538	$463
Additions to plant and equipment	(94)	(64)
Free cash flow	$444	$399

Cash dividends paid	$(266)	$(226)
Repurchases of common stock	(500)	(250)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	—	(3)
Net proceeds from (repayments of) debt with original maturities of three months or less	(840)	671
Repayments of debt with original maturities of more than three months	—	(652)
Other	3	17
Effect of exchange rate changes on cash and equivalents	5	65
Net increase (decrease) in cash and equivalents	$(1,154)	$21

Stock Repurchase Program

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 1.9 million shares of its common stock at an average price of $128.47 in the first quarter of 2017, approximately 1.8 million shares of its common stock at an average price of $136.81 in the second quarter of 2017, approximately 1.8 million shares of its common stock at an average price of $142.54 in the third quarter of 2017, approximately 1.6 million shares of its common stock at an average price of $157.51 in the fourth quarter of 2017, and approximately 3.0 million shares of its common stock at an average price of $164.04 in the first quarter of 2018. As of March 31, 2018, there were approximately $1.9 billion of authorized repurchases remaining under the 2015 Program.

After-Tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the first quarter of 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2018	2017
Operating income	$903	$807
Tax rate (1)	25.0%	28.3%
Income taxes	(226)	(229)
Operating income after taxes	$677	$578

Invested capital:
Trade receivables	$2,874	$2,534
Inventories	1,335	1,158
Net plant and equipment	1,829	1,674
Goodwill and intangible assets	6,021	6,016
Accounts payable and accrued expenses	(1,905)	(1,723)
Other, net	(382)	222
Total invested capital	$9,772	$9,881

Average invested capital	$9,797	$9,748
Annualized return on average invested capital	27.7%	23.7%

(1) The tax rate for the three months ended March 31, 2018 represents the estimated effective tax rate for the full year of 2018.

ROIC for the three months ended March 31, 2018 was 27.7 percent, an improvement of 400 basis points, of which 350 basis points related to the new U.S. tax rules and regulations.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2018 and December 31, 2017 is summarized as follows:

In millions	March 31, 2018	December 31, 2017	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,940	$3,094	$(1,154)
Trade receivables	2,874	2,628	246
Inventories	1,335	1,220	115
Other	274	336	(62)
Total current assets	6,423	7,278	(855)
Current liabilities:
Short-term debt	660	850	(190)
Accounts payable and accrued expenses	1,905	1,848	57
Other	360	355	5
Total current liabilities	2,925	3,053	(128)
Net working capital	$3,498	$4,225	$(727)

Cash and equivalents totaled approximately $1.9 billion as of March 31, 2018 and $3.1 billion as of December 31, 2017, primarily all of which was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. A portion of the cash and equivalents balances held internationally is typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Act") was enacted in the United States. The provisions of the Act significantly revised the U.S. corporate income tax rules, including a one-time repatriation tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. As a result of the one-time repatriation provisions of the Act, the Company provided for substantially all U.S. taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2017. In the first quarter of 2018, the Company repatriated approximately $1.5 billion of cash and equivalents held by its international subsidiaries, which was primarily used to repay outstanding commercial paper and to fund share repurchases in the quarter.

Debt

Total debt as of March 31, 2018 and December 31, 2017 was as follows:

In millions	March 31, 2018	December 31, 2017
Short-term debt	$660	$850
Long-term debt	6,889	7,478
Total debt	$7,549	$8,328

Short-term debt included commercial paper of $10 million and $849 million as of March 31, 2018 and December 31, 2017, respectively. In addition, in the first quarter of 2018, the Company reclassified $649 million related to the 1.95% notes due March 1, 2019 from Long-term debt to Short-term debt.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2018 and December 31, 2017 was as follows:

Dollars in millions	March 31, 2018	December 31, 2017
Total debt	$7,549	$8,328

Net income	$1,803	$1,687
Add:
Interest expense	262	260
Other income	(51)	(45)
Income taxes	1,567	1,583
Depreciation	262	256
Amortization and impairment of intangible assets	201	206
EBITDA	$4,044	$3,947
Total debt to EBITDA ratio	1.9	2.1

Stockholders’ Equity

The changes to stockholders’ equity during 2018 were as follows:

In millions
Total stockholders’ equity, December 31, 2017	$4,589
Net income	652
Adoption of new accounting guidance	(415)
Repurchases of common stock	(500)
Cash dividends declared	(264)
Foreign currency translation adjustments, net of tax	83
Other	18
Total stockholders’ equity, March 31, 2018	$4,163

The adoption of new accounting guidance included cumulative-effect adjustments of $406 million related to the tax consequences of intra-entity asset transfers and $9 million related to revenue recognition. Refer to Note 1. Significant Accounting Policies in Item 1. Financial Statements for additional information.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the expected performance of acquired businesses and impact of divested businesses, economic conditions in various geographic regions, the timing and amount of share repurchases, the timing and amount of benefits from the Company's enterprise initiatives, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the impact of the recently enacted U.S. tax legislation, the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, (3) the timing and amount of benefits from the Company’s enterprise initiatives and their impact on organic revenue growth, (4) market conditions and availability of financing to fund the Company's share repurchases, (5) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (6) the unfavorable impact of foreign currency fluctuations, (7) a delay or decrease in the introduction of new products into the Company’s product lines or failure to protect the Company's intellectual property, (8) the potential negative impact of acquisitions on the Company’s profitability and returns, (9) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (10) potential negative impact of impairments to goodwill and other intangible assets on the Company’s profitability and return on invested capital, (11) increases in funding costs or decreases in credit availability due to market conditions or changes to the Company's credit ratings, (12) raw material price increases and supply shortages, (13) unfavorable tax law changes and tax authority rulings, (14) financial market risks to the Company’s obligations under its defined benefit pension plans, (15) potential adverse outcomes in legal proceedings, (16) uncertainties related to climate change regulation, and (17) negative effects of service interruptions, data corruption, cyber-based attacks, network security breaches, or violations of data privacy laws. A more detailed description of these risks is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2018. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2018 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. The following is an update to the Company’s risk factors and should be read in conjunction with the risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2017 Annual Report on Form 10-K.

If the Company is unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, or if there is a violation of data privacy laws, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.

The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; attacks by computer hackers; computer viruses; employee error or malfeasance. In addition, security breaches could result in unauthorized disclosure of confidential information or personal data belonging to our employees, partners, customers or suppliers. We are also subject to data privacy laws in the various countries in which we operate. If our information technology systems suffer severe damage, disruption, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, or if we violate data privacy laws, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of March 31, 2018, there were approximately $1.9 billion of authorized repurchases remaining under the 2015 Program. Share repurchase activity under the Company's share repurchase program for the first quarter of 2018 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
January 2018	0.3	$175.43	0.3	$2,393
February 2018	2.2	$162.96	2.2	$2,036
March 2018	0.5	$162.09	0.5	$1,945
Total	3.0		3.0

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
10*	Offer of Employment Letter from Illinois Tool Works Inc. to Norman D. Finch Jr. dated January 4, 2017

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 4, 2018	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)