Form 10-Q
period 2018-06-30
ILLINOIS TOOL WORKS INC
filed 2018-08-03
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐                        No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2018: 335,352,977.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2018	2017	2018	2017
Operating Revenue	$3,831	$3,599	$7,575	$7,070
Cost of revenue	2,231	2,087	4,412	4,090
Selling, administrative, and research and development expenses	620	603	1,232	1,211
Legal settlement (income)	—	(15)	—	(15)
Amortization and impairment of intangible assets	48	52	96	105
Operating Income	932	872	1,835	1,679
Interest expense	(64)	(65)	(130)	(129)
Other income (expense)	26	12	38	18
Income Before Taxes	894	819	1,743	1,568
Income Taxes	228	232	425	445
Net Income	$666	$587	$1,318	$1,123

Net Income Per Share:
Basic	$1.98	$1.70	$3.90	$3.25
Diluted	$1.97	$1.69	$3.87	$3.23

Cash Dividends Per Share:
Paid	$0.78	$0.65	$1.56	$1.30
Declared	$0.78	$0.65	$1.56	$1.30

Shares of Common Stock Outstanding During the Period:
Average	336.7	344.7	338.5	345.4
Average assuming dilution	338.9	347.5	340.8	348.3

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Net Income	$666	$587	$1,318	$1,123
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(299)	117	(216)	271
Pension and other postretirement benefit adjustments, net of tax	9	10	18	20
Comprehensive Income	$376	$714	$1,120	$1,414

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and equivalents	$1,628	$3,094
Trade receivables	2,878	2,628
Inventories	1,320	1,220
Prepaid expenses and other current assets	293	336
Total current assets	6,119	7,278

Net plant and equipment	1,783	1,778
Goodwill	4,675	4,752
Intangible assets	1,177	1,272
Deferred income taxes	595	505
Other assets	1,174	1,195
	$15,523	$16,780

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,350	$850
Accounts payable	623	590
Accrued expenses	1,224	1,258
Cash dividends payable	262	266
Income taxes payable	88	89
Total current liabilities	3,547	3,053

Noncurrent Liabilities:
Long-term debt	6,069	7,478
Deferred income taxes	704	164
Noncurrent income taxes payable	561	614
Other liabilities	854	882
Total noncurrent liabilities	8,188	9,138

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2018 and 2017 Outstanding- 335.4 shares in 2018 and 341.5 shares in 2017	6	6
Additional paid-in-capital	1,231	1,218
Retained earnings	20,633	20,210
Common stock held in treasury	(16,555)	(15,562)
Accumulated other comprehensive income (loss)	(1,530)	(1,287)
Noncontrolling interest	3	4
Total stockholders’ equity	3,788	4,589
	$15,523	$16,780

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2018	2017
Cash Provided by (Used for) Operating Activities:
Net income	$1,318	$1,123
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	135	123
Amortization and impairment of intangible assets	96	105
Change in deferred income taxes	10	23
Provision for uncollectible accounts	3	2
(Income) loss from investments	(5)	(11)
(Gain) loss on sale of plant and equipment	(2)	1
(Gain) loss on sale of operations and affiliates	1	—
Stock-based compensation expense	20	19
Other non-cash items, net	5	4
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(288)	(186)
Inventories	(95)	(82)
Prepaid expenses and other assets	(3)	(112)
Increase (decrease) in-
Accounts payable	47	47
Accrued expenses and other liabilities	(77)	(115)
Income taxes	(7)	(14)
Net cash provided by operating activities	1,158	927
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	—	(3)
Additions to plant and equipment	(181)	(141)
Proceeds from investments	10	18
Proceeds from sale of plant and equipment	8	3
Proceeds from sales of operations and affiliates	—	2
Other, net	(2)	(1)
Net cash provided by (used for) investing activities	(165)	(122)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(530)	(450)
Issuance of common stock	10	45
Repurchases of common stock	(1,000)	(500)
Net proceeds from (repayments of) debt with original maturities of three months or less	(850)	691
Repayments of debt with original maturities of more than three months	—	(652)
Other, net	(12)	(13)
Net cash provided by (used for) financing activities	(2,382)	(879)
Effect of Exchange Rate Changes on Cash and Equivalents	(77)	98
Cash and Equivalents:
Increase (decrease) during the period	(1,466)	24
Beginning of period	3,094	2,472
End of period	$1,628	$2,496
Supplementary Cash and Non-Cash Information:
Cash Paid During the Period for Interest	$149	$146
Cash Paid During the Period for Income Taxes, Net of Refunds	$422	$436

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

Operating Revenue— Prior to 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, product had shipped and the risks and rewards of ownership had transferred or services had been rendered, the price to the customer was fixed or determinable, and collectibility was reasonably assured, which generally occurred at the time of product shipment. Effective January 1, 2018, the Company adopted new revenue recognition guidance. Under this new guidance, operating revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. The Company's sales arrangements with customers are predominantly short-term in nature involving a single performance obligation related to the delivery of products and generally provide for transfer of control at the time of shipment. In limited circumstances, arrangements may include service performed over time, or there may be significant obligations to the customer that are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance. In these circumstances, operating revenue may be recognized over time as the service is provided to the customer or deferred until all significant obligations have been completed. The amount of operating revenue recorded reflects the consideration to which the Company expects to be entitled in exchange for goods or services and may include adjustments for customer allowances and rebates. Customer allowances and rebates consist primarily of volume discounts and other short-term incentive programs, which are estimated at the time of sale based on historical experience and anticipated trends. Shipping and handling charges billed to customers are included in revenue and are recognized along with the related product revenue as they are considered a fulfillment cost. Sales commissions are expensed when incurred, which is generally at the time of revenue recognition. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on equipment sales and prepaid service contracts. Total deferred revenue was $236 million and $205 million as of June 30, 2018 and December 31, 2017, respectively, and is short-term in nature. For additional information regarding the Company's operating revenue, see New Accounting Pronouncements below and Note 2. Operating Revenue.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new guidance is that revenue should be recognized to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, expanded revenue disclosures are required. The Company's sales arrangements with customers are predominantly short-term in nature and generally provide for transfer of control and risks and rewards of ownership at the time of product shipment or delivery of service. As such, the timing of revenue recognition under both the prior and new guidance is the same for the majority of the Company’s transactions. Effective January 1, 2018, the Company adopted the new revenue guidance under the modified retrospective method and recorded a cumulative-effect adjustment reducing retained earnings by $9 million as of January 1, 2018. Under the modified retrospective method of adoption, prior periods are not restated and the new guidance is applied prospectively to revenue transactions completed on or after January 1, 2018. Given the nature of the Company’s revenue transactions, the new guidance had an immaterial impact on the Company's operating revenue, results of operations, and financial position for the three and six months ended June 30, 2018. The Company updated its revenue recognition accounting policy to reflect the requirements of the new guidance and included additional disclosures regarding the Company's revenue transactions. Refer to the Company’s operating revenue accounting policy above and Note 2. Operating Revenue for additional information.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the prior guidance. The provisions of the new guidance are being applied prospectively to intra-entity asset transfers on or after January 1, 2018 and may result in future tax rate volatility. Upon adoption of the new guidance on January 1, 2018, the Company recorded a cumulative-effect adjustment reducing deferred tax assets and retained earnings by $406 million. For the three and six months ended June 30, 2018, the impact of the new guidance on the Company's effective income tax rate was not material.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost ("other net periodic benefit cost"), including interest cost, expected return on assets, settlements, curtailments, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. Effective January 1, 2018, the Company adopted the new presentation of other net periodic benefit cost and restated the prior year statement of income and related disclosures for comparability, as required under the new guidance. For the three months ended June 30, 2018 and 2017, other net periodic benefit cost included in Other income (expense) was income of $5 million and $2 million, respectively. For the six months ended June 30, 2018 and 2017, other net periodic benefit cost included in Other income (expense) was income of $10 million and $4 million, respectively. Refer to Note 5. Pension and Other Postretirement Benefits for additional information.

In February 2018, the FASB issued authoritative guidance which allows for an optional one-time reclassification of the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the "Tax Cuts and Jobs Act" (the "Act") from accumulated other comprehensive income ("AOCI") to retained earnings. The guidance is effective January 1, 2019, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2018 and to reclassify the stranded tax effects related to the Act, which resulted in an increase of $45 million to both retained earnings and accumulated other comprehensive loss. Refer to Note 8. Accumulated Other Comprehensive Income (Loss) for additional information.

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use lease asset for all leases with a lease term greater than twelve months, including operating leases, in the statement of financial position. Subsequent measurement, including presentation of expenses and cash flows, will depend on the classification of the lease as either a financing or operating lease. In addition, expanded disclosures will be required. This guidance is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently reviewing its existing lease portfolio to assess the impact that the new lease accounting guidance will have on the consolidated financial statements and related disclosures. While the Company has not yet completed this review, the Company expects to recognize right-of-use assets and lease liabilities for its operating leases in the statement of financial position upon adoption.

(2)    Operating Revenue

The Company's 85 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Automotive OEM	$879	$820	$1,780	$1,648
Food Equipment	553	529	1,080	1,026
Test & Measurement and Electronics	554	519	1,097	999
Welding	440	385	863	772
Polymers & Fluids	445	437	887	863
Construction Products	444	425	872	820
Specialty Products	522	490	1,007	953
Intersegment revenue	(6)	(6)	(11)	(11)
Total	$3,831	$3,599	$7,575	$7,070

Prior to 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, product had shipped and the risks and rewards of ownership had transferred or services had been rendered, the price to the customer was fixed or determinable, and collectibility was reasonably assured, which generally occurred at the time of product shipment. Effective January 1, 2018, the Company adopted new revenue recognition guidance. Under this new guidance, operating revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Given the nature of the Company’s revenue transactions, the new guidance had an immaterial impact on the Company's operating revenue, results of operations, and financial position for the three and six months ended June 30, 2018. See Note 1. Significant Accounting Policies for additional information. The following is a description of the product offerings, end markets and typical revenue transactions for each of the Company's seven segments:

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

(3)    Income Taxes

The Company's effective tax rate for the six months ended June 30, 2018 and 2017 was 24.4% and 28.4%, respectively. The year-to-date 2018 effective tax rate was lower primarily as a result of the lower U.S. corporate federal tax rate and a discrete income tax benefit of $14 million in the first quarter of 2018 related to foreign tax credits. Additionally, the effective tax rate for both respective periods included discrete tax benefits of $6 million and $26 million in 2018 and 2017, respectively, related to excess tax benefits from stock-based compensation.

On December 22, 2017, the "Tax Cuts and Jobs Act" (the “Act”) was enacted in the United States. The provisions of the Act significantly revised the U.S. corporate income tax rules. At December 31, 2017, the Company had not completed the accounting for the tax effects of enactment of the Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and one-time transition tax. The Company continues to analyze certain aspects of the Act and may refine its calculations, which could potentially affect the measurement of the amounts recorded at December 31, 2017. The provisional amounts recorded for the year ended December 31, 2017, and unchanged at June 30, 2018, reflect the Company’s best estimate based on information currently available and are subject to future changes due to subsequent clarification of the tax law and refinement of estimated amounts. On August 1, 2018, the U.S. Department of Treasury released proposed rules related to the one-time transition tax. The Company is currently assessing the potential impact of these proposed rules on the consolidated financial statements.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $18 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

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

(4)    Inventories

Inventories as of June 30, 2018 and December 31, 2017 were as follows:

In millions	June 30, 2018	December 31, 2017
Raw material	$499	$465
Work-in-process	180	141
Finished goods	730	703
LIFO reserve	(89)	(89)
Total inventories	$1,320	$1,220

(5)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2018	2017	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$15	$16	$2	$2	$30	$32	$4	$4
Interest cost	18	18	4	5	36	36	9	10
Expected return on plan assets	(32)	(33)	(6)	(5)	(64)	(66)	(12)	(11)
Amortization of actuarial loss (gain)	11	14	—	(1)	22	28	(1)	(1)
Total net periodic benefit cost	$12	$15	$—	$1	$24	$30	$—	$2

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the statement of income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $26 million to its pension plans and $5 million to its other postretirement benefit plans in 2018. As of June 30, 2018, contributions of $15 million to pension plans and $3 million to other postretirement benefit plans have been made.

(6)    Debt

Short-term debt as of June 30, 2018 included $649 million related to the 1.95% notes due March 1, 2019 and $699 million related to the 6.25% notes due April 1, 2019, which were reclassified from Long-term debt to Short-term debt in the first and second quarters of 2018, respectively. There was no commercial paper outstanding as of June 30, 2018. Short-term debt as of December 31, 2017 included commercial paper of $849 million.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2018 and December 31, 2017 were as follows:

In millions	June 30, 2018	December 31, 2017
Fair value	$7,727	$8,052
Carrying value	7,419	7,479

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

(8)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Beginning balance	$(1,240)	$(1,643)	$(1,287)	$(1,807)

Adoption of new accounting guidance related to reclassification of certain tax effects	—	—	(45)	—

Foreign currency translation adjustments during the period	(270)	60	(201)	204
Income taxes	(29)	57	(15)	67
Total foreign currency translation adjustments, net of tax	(299)	117	(216)	271

Pension and other postretirement benefit adjustments during the period	—	—	1	—
Pension and other postretirement benefit adjustments reclassified to income	11	13	21	27
Income taxes	(2)	(3)	(4)	(7)
Total pension and other postretirement benefit adjustments, net of tax	9	10	18	20

Ending balance	$(1,530)	$(1,516)	$(1,530)	$(1,516)

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

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the 2015 and 2014 Euro notes were $1.2 billion and $1.2 billion, respectively, as of June 30, 2018. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $145 million and $81 million as of June 30, 2018 and December 31, 2017, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of June 30, 2018 and 2017 consisted of cumulative translation adjustment losses, net of tax, of $1.2 billion and $1.1 billion, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $329 million and $385 million, respectively.

(9)    Segment Information

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

•
With the portfolio realignment and scale-up work largely complete, the Company shifted its focus to preparing for and accelerating organic growth, reapplying 80/20 to optimize its newly scaled-up divisions for growth, first, to build a foundation of operational excellence, and second, to identify the best opportunities to drive organic growth.

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company delivered strong second quarter and year-to-date financial results primarily attributable to the successful execution of enterprise initiatives and continued focus on the highly differentiated Business Model despite a challenging external environment. All segments achieved worldwide organic revenue growth and had operating margin above 21% in the second quarter and year-to-date periods of 2018.

The Company’s consolidated results of operations for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,831	$3,599	6.5%	3.7%	—%	—%	2.8%	6.5%
Operating income	$932	$872	6.9%	4.0%	—%	(0.1)%	3.0%	6.9%
Operating margin %	24.3%	24.2%	10 bps	10 bps	—	—	—	10 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$7,575	$7,070	7.1%	3.2%	—%	—%	3.9%	7.1%
Operating income	$1,835	$1,679	9.3%	4.6%	—%	0.4%	4.3%	9.3%
Operating margin %	24.2%	23.7%	50 bps	40 bps	—	10 bps	—	50 bps

•	Operating revenue grew in the second quarter and year-to-date periods due to an increase in organic revenue and the favorable effect of foreign currency translation.

•
Organic revenue grew 3.7% and 3.2% in the second quarter and year-to-date periods, respectively, as all segments had organic revenue growth in each respective period primarily due to penetration gains, higher end market demand and product innovation. Product line simplification activities reduced organic revenue growth by 70 basis points in both the second quarter and year-to-date periods.

◦
North American organic revenue increased 5.4% and 4.3% in the second quarter and year-to-date periods, respectively, primarily driven by growth in the Welding, Specialty Products and Test & Measurement and Electronics segments.

◦
Asia Pacific organic revenue increased 2.8% in the second quarter as growth in six segments was partially offset by a decline in the Construction Products segment. In the year-to-date period, organic revenue grew 3.1% as all segments had organic revenue growth.

◦
Europe, Middle East and Africa organic revenue increased 1.4% and 1.2% in the second quarter and year-to-date periods, respectively, as growth in the Automotive OEM, Food Equipment, Test & Measurement and Electronics and Construction Products segments was partially offset by a decline in the Specialty Products, Polymers & Fluids and Welding segments.

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

•
Operating income of $932 million and $1.8 billion in the second quarter and year-to-date periods, respectively, increased 6.9% and 9.3% in the respective periods. Excluding the favorable impact of the 2017 confidential legal settlement, operating income would have increased 8.8% and 10.3% in the second quarter and year-to-date periods, respectively.

•
Operating margin of 24.3% in the second quarter increased 10 basis points. Excluding the 40 basis points of favorability from the 2017 second quarter confidential legal settlement, operating margin increased 50 basis points primarily due to the benefits of the Company's enterprise initiatives that contributed 110 basis points and positive operating leverage of 70 basis points, partially offset by unfavorable price/cost of 70 basis points and additional growth investments in the business.

•
In the year-to-date period, operating margin of 24.2% increased 50 basis points. Excluding the 20 basis points of favorability from the 2017 confidential legal settlement, operating margin increased 70 basis points primarily driven by the benefits of the Company's enterprise initiatives of 110 basis points and positive operating leverage of 70 basis points, partially offset by unfavorable price/cost of 60 basis points and additional growth investments in the business.

•
The effective tax rate for the second quarter of 2018 was 25.5% compared to 28.4% in 2017. The second quarter 2018 effective tax rate was lower primarily as a result of the lower U.S. corporate federal tax rate. Additionally, the effective tax rate for the second quarter of 2017 included discrete income tax benefits of $13 million related to excess tax benefits from stock-based compensation. In the year-to-date period, the effective tax rate was 24.4% and 28.4% for 2018 and 2017, respectively. The year-to-date effective tax rate for 2018 was lower primarily as a result of the lower U.S. corporate federal tax rate and a discrete income tax benefit of $14 million in the first quarter of 2018 related to foreign tax credits. Additionally, the effective tax rate for both respective periods included discrete tax benefits of $6 million and $26 million in 2018 and 2017, respectively, related to excess tax benefits from stock-based compensation.

The estimated effective tax rate for the full year of 2018 is approximately 25%. Refer to Note 3. Income Taxes in Item 1 - Financial Statements for further information.

•
Diluted earnings per share (EPS) of $1.97 for the second quarter and $3.87 for the year-to-date period increased 16.6% and 19.8%, respectively. Excluding the favorable effect of the 2017 second quarter confidential legal settlement of $0.03 in the second quarter and year-to-date periods, respectively, EPS increased 18.7% and 20.9% in the respective periods.

•
Free cash flow was $533 million and $977 million for the second quarter and year-to-date periods, respectively. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•
The Company repurchased approximately 3.4 million and 6.5 million shares of its common stock in the second quarter and year-to-date periods of 2018, respectively, for approximately $500 million and $1.0 billion, respectively.

•
Adjusted after-tax return on average invested capital was 28.7% for the second quarter and 28.3% for the year-to-date period, an increase of 440 basis points and 430 basis points in the second quarter and year-to-date periods, respectively, primarily due to the new U.S. tax rules and regulations. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2018	2017	2018	2017	2018	2017	2018	2017
Automotive OEM	$879	$820	$198	$182	$1,780	$1,648	$415	$384
Food Equipment	553	529	140	139	1,080	1,026	270	264
Test & Measurement and Electronics	554	519	131	114	1,097	999	258	210
Welding	440	385	129	105	863	772	246	212
Polymers & Fluids	445	437	95	94	887	863	187	182
Construction Products	444	425	109	102	872	820	204	191
Specialty Products	522	490	146	139	1,007	953	276	263
Intersegment revenue	(6)	(6)	—	—	(11)	(11)	—	—
Unallocated	—	—	(16)	(3)	—	—	(21)	(27)
Total	$3,831	$3,599	$932	$872	$7,575	$7,070	$1,835	$1,679

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in 2017 includes the favorable impact from the previously disclosed confidential legal settlement.

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

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$879	$820	7.2%	2.8%	—%	—%	4.4%	7.2%
Operating income	$198	$182	8.4%	3.2%	—%	0.7%	4.5%	8.4%
Operating margin %	22.5%	22.3%	20 bps	—	—	20 bps	—	20 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,780	$1,648	8.0%	1.9%	—%	—%	6.1%	8.0%
Operating income	$415	$384	8.0%	0.7%	—%	1.1%	6.2%	8.0%
Operating margin %	23.3%	23.3%	—	(30) bps	—	30 bps	—	—

•	Operating revenue increased in the second quarter and year-to-date periods due to the favorable effect of foreign currency translation and higher organic revenue.

•	Organic revenue grew 2.8% and 1.9% in the second quarter and year-to-date periods, respectively.

◦
North American organic revenue increased 1.7% and 1.4% in the second quarter and year-to-date periods, respectively, compared to North American auto builds which declined 3% in the second quarter and year-to-date periods, respectively. Auto builds for the Detroit 3, where the Company has higher content, declined 1% in the second quarter and were flat year-to-date.

◦
European organic revenue grew 3.1% and 2.1% in the second quarter and year-to-date periods, respectively, compared to European auto builds which increased 4% and 2% in the second quarter and year-to-date periods, respectively.

◦
Asia Pacific organic revenue increased 5.9% and 3.2% in the second quarter and year-to-date periods, respectively. China organic revenue grew 17.0% and 12.2% in the second quarter and year-to-date periods, respectively, versus Chinese auto builds which increased 9% in the second quarter and 3% in the year-to-date period.

•
Operating margin was 22.5% in the second quarter. The increase of 20 basis points was primarily driven by the net benefits from the Company's enterprise initiatives and cost management of 90 basis points, positive operating leverage of 40 basis points and lower restructuring expenses of 20 basis points, partially offset by unfavorable price/cost of 130 basis points.

•
In the year-to-date period, operating margin of 23.3% was flat to the prior year as the net benefits from the Company's enterprise initiatives and cost management of 70 basis points, positive operating leverage of 30 basis points and lower restructuring expenses of 30 basis points were offset by unfavorable price/cost of 130 basis points.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$553	$529	4.8%	1.6%	—%	—%	3.2%	4.8%
Operating income	$140	$139	0.8%	(0.7)%	—%	(1.6)%	3.1%	0.8%
Operating margin %	25.4%	26.4%	(100) bps	(60) bps	—	(40) bps	—	(100) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,080	$1,026	5.4%	1.1%	—%	—%	4.3%	5.4%
Operating income	$270	$264	2.3%	(1.6)%	—%	(0.3)%	4.2%	2.3%
Operating margin %	25.0%	25.8%	(80) bps	(70) bps	—	(10) bps	—	(80) bps

•	Operating revenue increased in the second quarter and year-to-date periods due to the favorable effect of foreign currency translation and higher organic revenue.

•
Organic revenue increased 1.6% in the second quarter as equipment and service organic revenue increased 1.8% and 1.6%, respectively. In the year-to-date period, organic revenue increased 1.1% as equipment and service organic revenue each increased 1.1%.

◦
North American organic revenue increased 2.1% and 1.2% in the second quarter and year-to-date periods, respectively. Equipment organic revenue grew 3.0% and 1.6% in the second quarter and year-to-date periods, respectively, as higher end market demand in food service, refrigeration and cooking was offset by lower end market demand in food retail. Service organic revenue grew 0.8% and 0.7% in the second quarter and year-to-date periods, respectively.

◦
International organic revenue increased 1.0% and 0.9% in the second quarter and year-to-date periods, respectively. Equipment organic revenue grew 0.5% and 0.7% in the second quarter and year-to-date periods, respectively, primarily due to higher demand in the European warewash end markets, partially offset by lower end market demand in refrigeration and cooking. Service organic revenue increased 2.8% and 1.7% in the second quarter and year-to-date periods, respectively.

•
Operating margin of 25.4% in the second quarter declined 100 basis points primarily due to the unfavorable impact of product mix, higher restructuring and employee-related expenses, and unfavorable price/cost of 30 basis points, partially offset by benefits from the Company's enterprise initiatives.

•
In the year-to-date period, operating margin of 25.0% decreased 80 basis points primarily due to the unfavorable impact of product mix and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for telecommunications, electronics, medical and transportation applications.

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$554	$519	6.7%	3.9%	—%	—%	2.8%	6.7%
Operating income	$131	$114	14.5%	14.3%	—%	(2.8)%	3.0%	14.5%
Operating margin %	23.5%	21.9%	160 bps	220 bps	—	(60) bps	—	160 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,097	$999	9.8%	5.7%	—%	—%	4.1%	9.8%
Operating income	$258	$210	22.6%	18.6%	—%	(0.6)%	4.6%	22.6%
Operating margin %	23.5%	21.0%	250 bps	260 bps	—	(10) bps	—	250 bps

•	Operating revenue increased in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.

•	Organic revenue increased 3.9% and 5.7% in the second quarter and year-to-date periods, respectively.

◦
Organic revenue for the test and measurement businesses increased 7.4% and 8.4% in the second quarter and year-to-date periods, respectively, primarily due to higher semi-conductor end market demand in North America. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 4.9% and 9.6% in the second quarter and year-to-date periods, respectively.

◦
Electronics organic revenue was flat in the second quarter and increased 2.5% in the year-to-date period. The electronics assembly businesses declined 8.9% and 3.7% in the second quarter and year-to-date periods, respectively, primarily due to lower demand in North American end markets. The other electronics businesses grew 6.5% and 6.9% in the second quarter and year-to-date periods, respectively, due to higher semi-conductor end market demand.

•
Operating margin was 23.5% in the second quarter. The increase of 160 basis points was primarily due to the net benefits of the Company's enterprise initiatives and cost management and positive operating leverage of 100 basis points, partially offset by higher restructuring expenses of 60 basis points.

•
In the year-to-date period, operating margin of 23.5% increased 250 basis points primarily driven by positive operating leverage of 150 basis points and the net benefits resulting from the Company's enterprise initiatives and cost management.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$440	$385	14.3%	13.3%	—%	—%	1.0%	14.3%
Operating income	$129	$105	23.2%	21.7%	—%	0.8%	0.7%	23.2%
Operating margin %	29.3%	27.2%	210 bps	200 bps	—	20 bps	(10) bps	210 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$863	$772	11.8%	10.4%	—%	—%	1.4%	11.8%
Operating income	$246	$212	16.3%	14.9%	—%	0.7%	0.7%	16.3%
Operating margin %	28.5%	27.4%	110 bps	110 bps	—	20 bps	(20) bps	110 bps

•	Operating revenue increased in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.

•
Organic revenue grew 13.3% in the second quarter driven by growth in equipment of 14.7% and consumables of 11.3%. In the year-to-date period, organic revenue increased 10.4% as equipment grew 12.6% and consumables increased 7.4%. In both periods, organic revenue grew due to increased demand in the industrial end markets related to heavy equipment for agriculture, infrastructure and mining and in the commercial end markets related to construction, light fabrication and farm and ranch customers.

◦
North American organic revenue increased 16.5% in the second quarter primarily due to 23.8% and 7.8% growth in the industrial and commercial end markets, respectively. In the year-to-date period, organic revenue grew 12.9% primarily driven by 19.4% and 4.6% growth in the industrial and commercial end markets, respectively.

◦
International organic revenue increased 0.6% and 0.1% in the second quarter and year-to-date periods, respectively, primarily due to higher end market demand in the Asian commercial and oil and gas end markets.

•
Operating margin was 29.3% in the second quarter. The increase of 210 basis points was primarily due to positive operating leverage of 200 basis points, the benefits from the Company's enterprise initiatives and lower restructuring expenses, partially offset by unfavorable price/cost of 70 basis points.

•
In the year-to-date period, operating margin of 28.5% increased 110 basis points primarily due to positive operating leverage of 160 basis points and the benefits of the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses, and unfavorable price/cost of 40 basis points.

POLYMERS & FLUIDS

This segment is a highly branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$445	$437	1.7%	0.9%	—%	—%	0.8%	1.7%
Operating income	$95	$94	1.0%	(1.6)%	—%	1.0%	1.6%	1.0%
Operating margin %	21.2%	21.4%	(20) bps	(50) bps	—	20 bps	10 bps	(20) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$887	$863	2.7%	0.6%	—%	—%	2.1%	2.7%
Operating income	$187	$182	3.0%	(1.1)%	—%	1.4%	2.7%	3.0%
Operating margin %	21.1%	21.0%	10 bps	(30) bps	—	30 bps	10 bps	10 bps

•	Operating revenue increased in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.

•
Organic revenue increased 0.9% and 0.6% in the second quarter and year-to-date periods, respectively, as higher demand in Asia Pacific, North America and South America was partially offset by lower demand in Europe.

◦
Organic revenue for the automotive aftermarket businesses increased 1.0% in the second quarter primarily driven by growth in the car care businesses in North America and the additives businesses in Europe. In the year-to-date period, organic revenue grew 0.3% as stronger demand in the car care and tire repair businesses in North America and additives businesses in Europe were offset by a decline in the body and engine repair businesses in North America.

◦
Organic revenue for the fluids businesses grew 0.6% and 0.9% in the second quarter and year-to-date periods, respectively, primarily due to an increase in the industrial maintenance, repair, and operations end markets in North America, partially offset by a decline in Europe.

◦
Organic revenue for the polymers businesses increased 1.2% and 1.0% in the second quarter and year-to-date periods, respectively, primarily driven by an increase in North America and Asia Pacific, partially offset by a decline in Europe.

•
Operating margin of 21.2% in the second quarter decreased 20 basis points primarily driven by unfavorable price/cost of 120 basis points and higher freight and employee-related expenses, partially offset by benefits from the Company's enterprise initiatives and lower restructuring expenses.

•
In the year-to-date period, operating margin of 21.1% increased 10 basis points primarily driven by benefits from the Company's enterprise initiatives and lower restructuring expenses, partially offset by unfavorable price/cost of 110 basis points and higher freight and employee-related expenses.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$444	$425	4.4%	1.7%	—%	—%	2.7%	4.4%
Operating income	$109	$102	6.4%	4.1%	—%	(0.2)%	2.5%	6.4%
Operating margin %	24.5%	24.0%	50 bps	60 bps	—	(10) bps	—	50 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$872	$820	6.3%	2.3%	—%	—%	4.0%	6.3%
Operating income	$204	$191	6.5%	3.1%	—%	(0.4)%	3.8%	6.5%
Operating margin %	23.3%	23.3%	—	20 bps	—	(20) bps	—	—

•	Operating revenue increased in the second quarter and year-to-date periods due to the favorable effect of foreign currency translation and higher organic revenue.

•	Organic revenue increased 1.7% and 2.3% in the second quarter and year-to-date periods, respectively.

◦
North American organic revenue grew 1.9% and 4.1% in the second quarter and year-to-date periods, respectively. Growth in the residential end markets of 5.5% and 7.0% in the second quarter and year-to-date periods, respectively, was partially offset by a decline in the commercial end markets.

◦
International organic revenue increased 1.6% and 1.0% in the second quarter and year-to-date periods, respectively. European organic revenue increased 3.5% and 0.7% in the second quarter and year-to-date periods, respectively, primarily due to growth in continental Europe and the Nordic countries. Asia Pacific organic revenue decreased 0.4% in the second quarter as a decline in China, India, and Singapore was partially offset by growth in Australia and New Zealand. Asia Pacific organic revenue increased 1.3% in the year-to-date period primarily due to growth in the Australia and New Zealand retail end markets.

•
Operating margin was 24.5% in the second quarter. The increase of 50 basis points was primarily driven by the net benefits of the Company's enterprise initiatives and cost management and positive operating leverage of 40 basis points, partially offset by unfavorable price/cost of 80 basis points.

•
In the year-to-date period, operating margin of 23.3% was flat compared to the prior year as positive operating leverage of 60 basis points and the net benefits of the Company's enterprise initiatives and cost management were offset by unfavorable price/cost of 70 basis points and higher restructuring and employee-related expenses.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal fasteners and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$522	$490	6.5%	4.0%	(0.1)%	—%	2.6%	6.5%
Operating income	$146	$139	5.9%	2.1%	—%	1.1%	2.7%	5.9%
Operating margin %	28.1%	28.3%	(20) bps	(60) bps	—	40 bps	—	(20) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,007	$953	5.7%	2.3%	(0.2)%	—%	3.6%	5.7%
Operating income	$276	$263	5.1%	0.8%	(0.1)%	0.8%	3.6%	5.1%
Operating margin %	27.4%	27.6%	(20) bps	(40) bps	—	20 bps	—	(20) bps

•	Operating revenue increased in the second quarter and year-to-date periods primarily due to higher organic revenue and the favorable effect of foreign currency translation.

•
Organic revenue increased 4.0% in the second quarter as equipment sales grew 22.5%, partially offset by a decline in consumables of 0.4%. In the year-to-date period, organic revenue increased 2.3% as equipment sales increased 15.5%, partially offset by a decline in consumable sales of 0.7%.

◦
North American organic revenue increased 7.7% and 3.6% in the second quarter and year-to-date periods, respectively, primarily due to an increase in the consumer packaging, ground support and medical businesses.

◦
International organic revenue decreased 1.7% in the second quarter primarily due to the graphics businesses in Europe and Asia Pacific. Organic revenue was flat in the year-to-date period as growth in the consumer packaging equipment business was offset by a decline in the appliance business in Europe and the graphics business in Asia Pacific.

•
Operating margin of 28.1% in the second quarter decreased 20 basis points primarily driven by product mix, higher operating expenses, including employee-related expenses, and unfavorable price/cost of 30 basis points, partially offset by benefits from the Company's enterprise initiatives, positive operating leverage of 70 basis points and lower restructuring expenses.

•
In the year-to-date period, operating margin was 27.4%. The decrease of 20 basis points was primarily driven by higher operating expenses, including employee-related expenses, and unfavorable price/cost of 20 basis points, partially offset by benefits from the Company's enterprise initiatives, positive operating leverage of 50 basis points and lower restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense in the second quarter of 2018 decreased to $64 million versus $65 million in the second quarter of 2017 primarily due to lower outstanding commercial paper. Interest expense was $130 million and $129 million in the year-to-date periods of 2018 and 2017, respectively.

•
Other income (expense) was income of $26 million in the second quarter of 2018 versus $12 million in the prior year period and $38 million in the year-to-date period of 2018 versus $18 million in the prior year period. The increase in both respective periods was primarily driven by translation gains and other net periodic benefit income related to defined benefit pension and other postretirement plans.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new guidance is that revenue should be recognized to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, expanded revenue disclosures are required. The Company's sales arrangements with customers are predominantly short-term in nature and generally provide for transfer of control and risks and rewards of ownership at the time of product shipment or delivery of service. As such, the timing of revenue recognition under both the prior and new guidance is the same for the majority of the Company’s transactions. Effective January 1, 2018, the Company adopted the new revenue guidance under the modified retrospective method and recorded a cumulative-effect adjustment reducing retained earnings by $9 million as of January 1, 2018. Under the modified retrospective method of adoption, prior periods are not restated and the new guidance is applied prospectively to revenue transactions completed on or after January 1, 2018. Given the nature of the Company’s revenue transactions, the new guidance had an immaterial impact on the Company's operating revenue, results of operations, and financial position for the three and six months ended June 30, 2018. The Company updated its revenue recognition accounting policy to reflect the requirements of the new guidance and included additional disclosures regarding the Company's revenue transactions. Refer to Note 1. Significant Accounting Policies and Note 2. Operating Revenue in Item 1. Financial Statements for additional information.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the prior guidance. The provisions of the new guidance are being applied prospectively to intra-entity asset transfers on or after January 1, 2018 and may result in future tax rate volatility. Upon adoption of the new guidance on January 1, 2018, the Company recorded a cumulative-effect adjustment reducing deferred tax assets and retained earnings by $406 million. For the three and six months ended June 30, 2018, the impact of the new guidance on the Company's effective income tax rate was not material.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost ("other net periodic benefit cost"), including interest cost, expected return on assets, settlements, curtailments, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. Effective January 1, 2018, the Company adopted the new presentation of other net periodic benefit cost and restated the prior year statement of income and related disclosures for comparability, as required under the new guidance. For the three months ended June 30, 2018 and 2017, other net periodic benefit cost included in Other income (expense) was income of $5 million and $2 million, respectively. For the six months ended June 30, 2018 and 2017, other net periodic benefit cost included in Other income (expense) was income of $10 million and $4 million, respectively. Refer to Note 5. Pension and Other Postretirement Benefits in Item 1. Financial Statements for additional information.

In February 2018, the FASB issued authoritative guidance which allows for an optional one-time reclassification of the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the "Tax Cuts and Jobs Act" (the "Act") from accumulated other comprehensive income ("AOCI") to retained earnings. The guidance is effective January 1, 2019, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2018 and to reclassify the stranded tax effects related to the Act, which resulted in an increase of $45 million to both retained earnings and accumulated other comprehensive loss. Refer to Note 8. Accumulated Other Comprehensive Income (Loss) in Item 1. Financial Statements for additional information.

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use lease asset for all leases with a lease term greater than twelve months, including operating leases, in the statement of financial position. Subsequent measurement, including presentation of expenses and cash flows, will depend on the classification of the lease as either a financing or operating lease. In addition, expanded disclosures will be required. This guidance is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently reviewing its existing lease portfolio to assess the impact that the new lease accounting guidance will have on the consolidated financial statements and related disclosures. While the Company has not yet completed this review, the Company expects to recognize right-of-use assets and lease liabilities for its operating leases in the statement of financial position upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $1.6 billion of cash and equivalents on hand at June 30, 2018 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Net cash provided by operating activities	$620	$464	$1,158	$927
Additions to plant and equipment	(87)	(77)	(181)	(141)
Free cash flow	$533	$387	$977	$786

Cash dividends paid	$(264)	$(224)	$(530)	$(450)
Repurchases of common stock	(500)	(250)	(1,000)	(500)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	—	—	—	(3)
Net proceeds from (repayments of) debt with original maturities of three months or less	(10)	20	(850)	691
Repayments of debt with original maturities of more than three months	—	—	—	(652)
Other	11	37	14	54
Effect of exchange rate changes on cash and equivalents	(82)	33	(77)	98
Net increase (decrease) in cash and equivalents	$(312)	$3	$(1,466)	$24

Free cash flow for the three and six months ended June 30, 2017 included an additional $115 million discretionary pension contribution made in the second quarter of 2017.

Stock Repurchase Program

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 1.9 million shares of its common stock at an average price of $128.47 in the first quarter of 2017, approximately 1.8 million shares of its common stock at an average price of $136.81 in the second quarter of 2017, approximately 1.8 million shares of its common stock at an average price of $142.54 in the third quarter of 2017, approximately 1.6 million shares of its common stock at an average price of $157.51 in the fourth quarter of 2017, approximately 3.0 million shares of its common stock at an average price of $164.04 in the first quarter of 2018, and approximately 3.4 million shares of its common stock at an average price of $146.24 in the second quarter 2018. As of June 30, 2018, there were approximately $1.4 billion of authorized repurchases remaining under the 2015 Program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. For comparability, the Company excluded the 2017 confidential legal settlement from the calculation of ROIC for the three and six months ended June 30, 2017. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the second quarter and year-to-date periods of 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2018	2017	2018	2017
Operating income	$932	$872	$1,835	$1,679
Less: Legal settlement income	—	(15)	—	(15)
Adjusted operating income	932	857	1,835	1,664
Tax rate(1)	25.5%	28.4%	25.0%	28.4%
Income taxes	(238)	(243)	(459)	(472)
Operating income after taxes	$694	$614	$1,376	$1,192

Invested capital:
Trade receivables	$2,878	$2,629	$2,878	$2,629
Inventories	1,320	1,199	1,320	1,199
Net plant and equipment	1,783	1,726	1,783	1,726
Goodwill and intangible assets	5,852	6,041	5,852	6,041
Accounts payable and accrued expenses	(1,847)	(1,754)	(1,847)	(1,754)
Other, net	(407)	488	(407)	488
Total invested capital	$9,579	$10,329	$9,579	$10,329

Average invested capital	$9,675	$10,105	$9,724	$9,942
Annualized return on average invested capital	28.7%	24.3%	28.3%	24.0%

(1) The tax rate for the six months ended June 30, 2018 represents the estimated effective tax rate for the full year of 2018.

ROIC for the three months ended June 30, 2018 was 28.7%, an improvement of 440 basis points, of which 400 basis points related to the new U.S. tax rules and regulations. ROIC for the six months ended June 30, 2018 was 28.3%, an improvement of 430 basis points, of which 380 basis points related to the new U.S. tax rules and regulations.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2018 and December 31, 2017 is summarized as follows:

In millions	June 30, 2018	December 31, 2017	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,628	$3,094	$(1,466)
Trade receivables	2,878	2,628	250
Inventories	1,320	1,220	100
Other	293	336	(43)
Total current assets	6,119	7,278	(1,159)
Current liabilities:
Short-term debt	1,350	850	500
Accounts payable and accrued expenses	1,847	1,848	(1)
Other	350	355	(5)
Total current liabilities	3,547	3,053	494
Net working capital	$2,572	$4,225	$(1,653)

As of June 30, 2018, a majority of the Company's cash and equivalents were held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. A portion of the cash and equivalents balances held internationally is typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Act") was enacted in the United States. The provisions of the Act significantly revised the U.S. corporate income tax rules, including a one-time repatriation tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. As a result of the one-time repatriation provisions of the Act, the Company provided for substantially all U.S. taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2017. During the six months ended June 30, 2018, the Company repatriated approximately $2.4 billion of cash and equivalents held by its international subsidiaries, a portion of which was used to repay outstanding commercial paper and to fund additional share repurchases.

Debt

Total debt as of June 30, 2018 and December 31, 2017 was as follows:

In millions	June 30, 2018	December 31, 2017
Short-term debt	$1,350	$850
Long-term debt	6,069	7,478
Total debt	$7,419	$8,328

Short-term debt as of June 30, 2018 included $649 million related to the 1.95% notes due March 1, 2019 and $699 million related to the 6.25% notes due April 1, 2019, which were reclassified from Long-term debt to Short-term debt in the first and second quarters of 2018, respectively. There was no commercial paper outstanding as of June 30, 2018. Short-term debt as of December 31, 2017 included commercial paper of $849 million.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended June 30, 2018 and December 31, 2017 was as follows:

Dollars in millions	June 30, 2018	December 31, 2017
Total debt	$7,419	$8,328

Net income	$1,882	$1,687
Add:
Interest expense	261	260
Other income	(65)	(45)
Income taxes	1,563	1,583
Depreciation	268	256
Amortization and impairment of intangible assets	197	206
EBITDA	$4,106	$3,947
Total debt to EBITDA ratio	1.8	2.1

Stockholders’ Equity

The changes to stockholders’ equity during 2018 were as follows:

In millions
Total stockholders’ equity, December 31, 2017	$4,589
Net income	1,318
Adoption of new accounting guidance	(415)
Repurchases of common stock	(1,000)
Cash dividends declared	(525)
Foreign currency translation adjustments, net of tax	(216)
Other	37
Total stockholders’ equity, June 30, 2018	$3,788

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2018. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2018 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

The Company currently operates in 55 countries. The risks inherent in the Company's global operations include:

•	fluctuation in currency exchange rates;

•	limitations on ownership or participation in local enterprises;

•	price controls, exchange controls and limitations on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	acts of terrorism;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures;

•	government actions impacting international trade agreements;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for expropriation or nationalization of enterprises;

•	difficulties in staffing and managing multi-national operations;

•	limitations on its ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

If the Company is unable to successfully manage these and other risks associated with managing and expanding its international businesses, the risks could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of June 30, 2018, there were approximately $1.4 billion of authorized repurchases remaining under the 2015 Program. Share repurchase activity under the Company's share repurchase program for the second quarter of 2018 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
April 2018	1.3	$148.92	1.3	$1,750
May 2018	1.8	$144.34	1.8	$1,487
June 2018	0.3	$146.00	0.3	$1,445
Total	3.4		3.4

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Cash Flows and (v) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 2, 2018	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)