Form 10-Q
period 2019-03-31
ILLINOIS TOOL WORKS INC
filed 2019-05-03
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                        No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	ITW	New York Stock Exchange
1.75% Euro Notes due 2022	ITW22	New York Stock Exchange
1.25% Euro Notes due 2023	ITW23	New York Stock Exchange
2.125% Euro Notes due 2030	ITW30	New York Stock Exchange
3.00% Euro Notes due 2034	ITW34	New York Stock Exchange

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2019: 325,775,111.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2019	2018
Operating Revenue	$3,552	$3,744
Cost of revenue	2,059	2,181
Selling, administrative, and research and development expenses	611	612
Amortization and impairment of intangible assets	43	48
Operating Income	839	903
Interest expense	(63)	(66)
Other income (expense)	14	12
Income Before Taxes	790	849
Income Taxes	193	197
Net Income	$597	$652

Net Income Per Share:
Basic	$1.82	$1.92
Diluted	$1.81	$1.90

Shares of Common Stock Outstanding During the Period:
Average	327.3	340.2
Average assuming dilution	329.6	342.8

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2019	2018
Net Income	$597	$652
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	31	83
Pension and other postretirement benefit adjustments, net of tax	4	9
Comprehensive Income	$632	$744

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and equivalents	$1,755	$1,504
Trade receivables	2,715	2,622
Inventories	1,346	1,318
Prepaid expenses and other current assets	259	334
Total current assets	6,075	5,778

Net plant and equipment	1,765	1,791
Goodwill	4,621	4,633
Intangible assets	1,044	1,084
Deferred income taxes	547	554
Other assets	1,274	1,030
	$15,326	$14,870

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,760	$1,351
Accounts payable	568	524
Accrued expenses	1,228	1,271
Cash dividends payable	326	328
Income taxes payable	79	68
Total current liabilities	3,961	3,542

Noncurrent Liabilities:
Long-term debt	5,981	6,029
Deferred income taxes	727	707
Noncurrent income taxes payable	495	495
Other liabilities	962	839
Total noncurrent liabilities	8,165	8,070

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2019 and 2018 Outstanding- 325.8 shares in 2019 and 328.1 shares in 2018	6	6
Additional paid-in-capital	1,255	1,253
Retained earnings	21,488	21,217
Common stock held in treasury	(17,911)	(17,545)
Accumulated other comprehensive income (loss)	(1,642)	(1,677)
Noncontrolling interest	4	4
Total stockholders’ equity	3,200	3,258
	$15,326	$14,870

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended March 31, 2019:
Balance at December 31, 2018	$6	$1,253	$21,217	$(17,545)	$(1,677)	$4	$3,258
Net income	—	—	597	—	—	—	597
Common stock issued for share-based compensation	—	(8)	—	9	—	—	1
Stock-based compensation expense	—	10	—	—	—	—	10
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.00 per share)	—	—	(326)	—	—	—	(326)
Pension and other postretirement benefit adjustments	—	—	—	—	4	—	4
Currency translation adjustments	—	—	—	—	31	—	31
Balance at March 31, 2019	$6	$1,255	$21,488	$(17,911)	$(1,642)	$4	$3,200

Three Months Ended March 31, 2018:
Balance at December 31, 2017	$6	$1,218	$20,210	$(15,562)	$(1,287)	$4	$4,589
Net income	—	—	652	—	—	—	652
Adoption of new accounting guidance	—	—	(370)	—	(45)	—	(415)
Common stock issued for share-based compensation	—	(7)	—	7	—	—	—
Stock-based compensation expense	—	9	—	—	—	—	9
Repurchases of common stock	—	—	—	(500)	—	—	(500)
Dividends declared ($0.78 per share)	—	—	(264)	—	—	—	(264)
Pension and other postretirement benefit adjustments	—	—	—	—	9	—	9
Currency translation adjustments	—	—	—	—	83	—	83
Balance at March 31, 2018	$6	$1,220	$20,228	$(16,055)	$(1,240)	$4	$4,163

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2019	2018
Cash Provided by (Used for) Operating Activities:
Net income	$597	$652
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	67	67
Amortization and impairment of intangible assets	43	48
Change in deferred income taxes	22	(5)
Provision for uncollectible accounts	2	1
(Income) loss from investments	(7)	(3)
(Gain) loss on sale of plant and equipment	—	(1)
(Gain) loss on sale of operations and affiliates	2	—
Stock-based compensation expense	10	9
Other non-cash items, net	4	4
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(106)	(192)
Inventories	(32)	(68)
Prepaid expenses and other assets	(22)	(29)
Increase (decrease) in-
Accounts payable	48	55
Accrued expenses and other liabilities	(99)	(90)
Income taxes	87	90
Net cash provided by operating activities	616	538
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(4)	—
Additions to plant and equipment	(77)	(94)
Proceeds from investments	7	5
Proceeds from sale of plant and equipment	2	2
Other, net	—	(2)
Net cash provided by (used for) investing activities	(72)	(89)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(328)	(266)
Issuance of common stock	11	10
Repurchases of common stock	(375)	(500)
Net proceeds from (repayments of) debt with original maturities of three months or less	1,058	(840)
Repayments of debt with original maturities of more than three months	(650)	—
Other, net	(11)	(12)
Net cash provided by (used for) financing activities	(295)	(1,608)
Effect of Exchange Rate Changes on Cash and Equivalents	2	5
Cash and Equivalents:
Increase (decrease) during the period	251	(1,154)
Beginning of period	1,504	3,094
End of period	$1,755	$1,940
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$63	$65
Cash Paid During the Period for Income Taxes, Net of Refunds	$84	$113
Cash Paid During the Period for Lease Liabilities	$19
Right-of-Use Assets Obtained in Exchange for Lease Liabilities	$6

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements— The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2018 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

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

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. The primary change under the new guidance is that a lessee is required to recognize a lease liability and corresponding right-of-use asset for its operating leases. The new guidance also requires additional disclosures. Effective January 1, 2019, the Company adopted the new guidance prospectively for all operating lease transactions as of and after the effective date with a noncancellable lease term greater than one year. Upon adoption, the Company recorded a lease liability of $205 million and a corresponding right-of-use asset. The new guidance did not have a material impact on the results of operations or cash flows for the three months ended March 31, 2019. Refer to Note 5. Leases for additional information regarding the Company’s lease transactions.

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

In August 2017, the FASB issued authoritative guidance which includes targeted improvements to simplify the application of hedge accounting and improve financial reporting of hedging activities. Effective January 1, 2019, the Company adopted the new guidance which did not have a material impact on the results of operations, financial position or cash flows.

In February 2018, the FASB issued authoritative guidance which allows for an optional one-time reclassification of the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the "Tax Cuts and Jobs Act" (the "Act") from accumulated other comprehensive income ("AOCI") to retained earnings. The guidance was effective January 1, 2019, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2018 and to reclassify the stranded tax effects related to the Act, which resulted in an increase of $45 million to both retained earnings and accumulated other comprehensive loss.

(2)    Operating Revenue

The Company's 87 diversified operating divisions are organized and managed based on similar product categories and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
In millions	2019	2018
Automotive OEM	$806	$901
Food Equipment	518	527
Test & Measurement and Electronics	524	543
Welding	427	423
Polymers & Fluids	416	442
Construction Products	401	428
Specialty Products	465	485
Intersegment revenue	(5)	(5)
Total	$3,552	$3,744

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

(3)    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2019 and 2018 was 24.4% and 23.2%, respectively. The first quarter 2019 effective tax rate was higher primarily as a result of a discrete tax benefit of $14 million related to foreign tax credits in the first quarter of 2018. Additionally, the effective tax rate for both periods included discrete income tax benefits related to excess tax benefits from stock-based compensation of $5 million and $6 million in 2019 and 2018, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $36 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(4)    Inventories

Inventories as of March 31, 2019 and December 31, 2018 were as follows:

In millions	March 31, 2019	December 31, 2018
Raw material	$508	$523
Work-in-process	171	161
Finished goods	755	731
LIFO reserve	(88)	(97)
Total inventories	$1,346	$1,318

(5)    Leases

Effective January 1, 2019, the Company adopted the new lease accounting guidance which requires the recognition of a lease liability and corresponding right-of-use asset at inception for all operating leases with a noncancellable lease term of greater than one year. The new guidance did not change the recognition of rental expense for operating leases which is recognized on a straightline basis over the noncancellable lease term based on the minimum lease payments at lease inception. Changes in rent subsequent to commencement that were not included in minimum lease payments at inception are recognized as variable rent in the period incurred.

The Company’s lease transactions are primarily for the use of facilities, vehicles and equipment under operating lease arrangements. Total rental expense for operating leases for the three months ended March 31, 2019 was $29 million which included $19 million related to capitalized operating leases and $10 million related to short-term operating leases and variable lease payments. Short-term operating leases have original terms of one year or less, or can be terminated at the Company's option with a short notice period and without significant penalty, and are not capitalized. The right-of-use asset related to operating leases was $223 million as of March 31, 2019 and was included in Other assets. As of March 31, 2019, the current portion of the lease liability for operating leases was $55 million and was included in Accrued expenses, and the long-term portion was $138 million and was included in Other liabilities. Future maturities of operating lease liabilities for the years ended December 31 are as follows:

In millions
April 1, 2019 through December 31, 2019	$45
2020	50
2021	34
2022	25
2023	18
2024 and future years	34
Total future minimum lease payments	206
Less: Imputed interest	(13)
Operating lease liability	193
Less: Current portion of operating lease liability	(55)
Long-term portion of operating lease liability	$138

As of March 31, 2019, operating leases included in the lease liability had a weighted average remaining lease term of 4.8 years and a weighted average discount rate of 2.63% based on the incremental borrowing rate of the Company and its subsidiaries.

As of December 31, 2018, minimum lease payments under operating leases with noncancellable terms in excess of one year for the years ending December 31 were as follows:

In millions
2019	$67
2020	48
2021	32
2022	24
2023	18
2024 and future years	34
Total future minimum lease payments	$223

(6)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$13	$15	$2	$2
Interest cost	20	18	5	5
Expected return on plan assets	(30)	(32)	(6)	(6)
Amortization of actuarial loss (gain)	5	11	—	(1)
Total net periodic benefit cost	$8	$12	$1	$—

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the statement of income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $30 million to its pension plans and $5 million to its other postretirement benefit plans in 2019. As of March 31, 2019, contributions of $14 million to pension plans and $1 million to other postretirement benefit plans have been made.

(7)    Debt

Short-term debt as of March 31, 2019 included $1.1 billion of commercial paper and $700 million related to the 6.25% notes due April 1, 2019. As of December 31, 2018, short-term debt included $650 million related to the 1.95% notes due March 1, 2019 and $700 million related to the 6.25% notes due April 1, 2019, both of which were repaid on the due date. There was no commercial paper outstanding as of December 31, 2018.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2019 and December 31, 2018 were as follows:

In millions	March 31, 2019	December 31, 2018
Fair value	$7,201	$7,665
Carrying value	6,681	7,379

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(8)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
In millions	2019	2018
Beginning balance	$(1,677)	$(1,287)

Adoption of new accounting guidance related to reclassification of certain tax effects	—	(45)

Foreign currency translation adjustments during the period	43	69
Income taxes	(12)	14
Total foreign currency translation adjustments, net of tax	31	83

Pension and other postretirement benefit adjustments during the period	—	1
Pension and other postretirement benefit adjustments reclassified to income	5	10
Income taxes	(1)	(2)
Total pension and other postretirement benefit adjustments, net of tax	4	9

Ending balance	$(1,642)	$(1,240)

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

The Company designated the €1.0 billion of Euro notes issued in May 2015 and the €1.0 billion of Euro notes issued in May 2014 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The carrying values of the 2015 and 2014 Euro notes were $1.1 billion and $1.1 billion, respectively, as of March 31, 2019. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $237 million and $187 million as of March 31, 2019 and December 31, 2018, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of March 31, 2019 and 2018 consisted of cumulative translation adjustment losses, net of tax, of $1.3 billion and $902 million, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $360 million and $338 million, respectively.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2018 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

The Company delivered solid financial results in the first quarter 2019 despite a challenging environment, with a slower than expected start to the quarter that improved as the quarter progressed. As expected, the quarter was negatively impacted by foreign currency translation, accelerated restructuring expenses, one less shipping day and a higher effective tax rate as compared to the prior year. The Company continued to execute well on enterprise initiatives and all segments had operating margins above 20% in the first quarter of 2019.

The Company does not believe that tariffs imposed in the past year have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company’s consolidated results of operations for the first quarter of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,552	$3,744	(5.1)%	(1.5)%	(0.2)%	—%	(3.4)%	(5.1)%
Operating income	$839	$903	(7.1)%	(0.9)%	—%	(2.7)%	(3.5)%	(7.1)%
Operating margin %	23.6%	24.1%	(50) bps	20 bps	—	(70) bps	—	(50) bps

•	Operating revenue declined in the first quarter primarily due to the unfavorable effect of foreign currency translation and lower organic revenue.

•
Organic revenue decreased 1.5% primarily driven by a 6.4% decline in the Automotive OEM segment due to lower automotive production. Excluding the impact of one less shipping day in the quarter, organic revenue growth was flat. Product line simplification activities reduced organic revenue by 70 basis points.

◦	Europe, Middle East and Africa organic revenue declined 2.0% primarily driven by the Automotive OEM, Specialty Products and Welding segments.

◦	Asia Pacific organic revenue decreased 3.4% as a decline in five segments was partially offset by growth in the Welding and Polymers & Fluids segments.

◦	North American organic revenue decreased 0.7% as a decline in the Automotive OEM, Construction Products and Polymers & Fluids segments was partially offset by growth in four segments.

•	Operating income of $839 million decreased 7.1% as compared to the prior year primarily driven by the unfavorable effect of foreign currency translation and higher restructuring expenses.

•
Operating margin of 23.6% decreased 50 basis points. Excluding the unfavorable impact of higher restructuring expenses of 70 basis points, operating margin increased 20 basis points. The benefits of the Company's enterprise initiatives that contributed 100 basis points were partially offset by negative operating leverage of 30 basis points, unfavorable price/cost of 10 basis points and higher employee-related expenses.

•
The effective tax rate for the first quarter of 2019 was 24.4% compared to 23.2% in 2018. The first quarter 2019 effective tax rate was higher primarily as a result of a discrete tax benefit of $14 million related to foreign tax credits in the first quarter of 2018. Additionally, the effective tax rate included discrete income tax benefits of $5 million and $6 million in 2019 and 2018, respectively, related to excess tax benefits from stock-based compensation.

•
Diluted earnings per share (EPS) of $1.81 for the first quarter of 2019 included $0.16 of headwinds compared to the prior year related to unfavorable foreign currency translation, accelerated restructuring expenses and a higher effective tax rate.

•
Free cash flow was $539 million for the first quarter of 2019, an increase of 21.4% compared to the prior year. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•	The Company repurchased approximately 2.7 million shares of its common stock in the first quarter of 2019 for approximately $375 million.

•	Total cash dividends of $328 million were paid in the first quarter of 2019.

•
Adjusted after-tax return on average invested capital was 27.7% for the first quarter. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2019 and 2018 were as follows:

	Three Months Ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2019	2018	2019	2018
Automotive OEM	$806	$901	$167	$217
Food Equipment	518	527	129	130
Test & Measurement and Electronics	524	543	126	127
Welding	427	423	120	117
Polymers & Fluids	416	442	89	92
Construction Products	401	428	87	95
Specialty Products	465	485	123	130
Intersegment revenue	(5)	(5)	—	—
Unallocated	—	—	(2)	(5)
Total	$3,552	$3,744	$839	$903

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$806	$901	(10.5)%	(6.4)%	—%	—%	(4.1)%	(10.5)%
Operating income	$167	$217	(23.3)%	(12.7)%	—%	(7.0)%	(3.6)%	(23.3)%
Operating margin %	20.6%	24.1%	(350) bps	(160) bps	—	(190) bps	—	(350) bps

•	Operating revenue decreased due to lower organic revenue and the unfavorable effect of foreign currency translation.

•
Organic revenue declined 6.4% versus worldwide auto builds which declined 7%. Auto builds for North America, Europe and China, where the Company has higher content, declined 8% in the quarter. Product line simplification activities reduced organic revenue by 110 basis points.

◦
North American organic revenue decreased 6.0% compared to North American auto builds which decreased 2% due to customer mix. Auto builds for the Detroit 3, where the Company has higher content, decreased 6%.

◦
European organic revenue declined 7.4% compared to European auto builds which declined 5% due to customer mix. Organic revenue was negatively impacted by the new emissions testing requirements in Europe which were implemented last year and resulted in automotive production disruption.

◦	Asia Pacific organic revenue decreased 4.9%. China organic revenue declined 7.9% versus Chinese auto builds which declined 13%.

•
Operating margin was 20.6%. The decrease of 350 basis points was primarily driven by higher restructuring expenses of 190 basis points, unfavorable price/cost of 110 basis points, negative operating leverage of 100 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the first quarter of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$518	$527	(1.7)%	1.7%	—%	—%	(3.4)%	(1.7)%
Operating income	$129	$130	(0.3)%	6.1%	—%	(3.3)%	(3.1)%	(0.3)%
Operating margin %	24.9%	24.6%	30 bps	110 bps	—	(80) bps	—	30 bps

•	Operating revenue decreased due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.

•	Organic revenue increased 1.7% as equipment organic revenue was flat and service organic revenue increased 4.1%.

◦
North American organic revenue increased 1.6%. Equipment organic revenue was flat as higher end market demand in food retail was offset by lower end market demand in food service. Service organic revenue grew 4.1%.

◦
International organic revenue increased 1.9%. Equipment organic revenue grew 0.8% primarily due to higher demand in the European warewash and cooking end markets, partially offset by lower end market demand in Asia Pacific refrigeration. Service organic revenue increased 4.2%.

•
Operating margin of 24.9% increased 30 basis points primarily due to benefits from the Company's enterprise initiatives, positive operating leverage of 40 basis points and favorable price/cost of 30 basis points, partially offset by higher restructuring expenses of 80 basis points and higher employee-related expenses.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment and related consumable solder materials;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for electronics, medical, transportation and telecommunications applications.

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$524	$543	(3.6)%	(0.5)%	—%	—%	(3.1)%	(3.6)%
Operating income	$126	$127	(0.8)%	3.0%	—%	(0.9)%	(2.9)%	(0.8)%
Operating margin %	24.1%	23.4%	70 bps	90 bps	—	(20) bps	—	70 bps

•	Operating revenue decreased due to the unfavorable effect of foreign currency translation and lower organic revenue.

•	Organic revenue decreased 0.5%.

◦
Organic revenue for the test and measurement businesses decreased 2.0% primarily due to lower semi-conductor end market demand in North America which had a challenging comparable in the prior year period of 17.0% organic revenue growth. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 2.6%.

◦
Electronics organic revenue grew 1.2%. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 2.1% primarily due to growth in North America. The electronics assembly businesses were flat as lower demand in Asia was offset by higher demand in North American end markets.

•
Operating margin of 24.1% increased 70 basis points primarily due to benefits from the Company's enterprise initiatives and favorable price/cost of 10 basis points, partially offset by higher restructuring expenses.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the first quarter of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$427	$423	1.0%	2.8%	(0.5)%	—%	(1.3)%	1.0%
Operating income	$120	$117	2.4%	3.8%	(0.1)%	(0.7)%	(0.6)%	2.4%
Operating margin %	28.1%	27.7%	40 bps	30 bps	10 bps	(20) bps	20 bps	40 bps

•	Operating revenue increased due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation and a divestiture.

•	Organic revenue grew 2.8%. Growth in equipment of 2.6% and consumables of 3.2% was primarily driven by stronger demand in the industrial and commercial end markets.

◦
North American organic revenue increased 2.6% primarily due to 3.0% and 4.8% growth in the industrial and commercial end markets, respectively, partially offset by a decline in the oil and gas end markets.

◦	International organic revenue increased 3.8% primarily due to higher demand in Asia in the commercial and oil and gas end markets.

•
Operating margin was 28.1%. The increase of 40 basis points was primarily due to benefits from the Company's enterprise initiatives, favorable price/cost of 100 basis points and positive operating leverage of 60 basis points, partially offset by product mix and higher employee-related expenses.

POLYMERS & FLUIDS

This segment is a branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$416	$442	(6.0)%	(0.8)%	(0.9)%	—%	(4.3)%	(6.0)%
Operating income	$89	$92	(4.2)%	1.3%	(0.3)%	(1.0)%	(4.2)%	(4.2)%
Operating margin %	21.3%	20.9%	40 bps	50 bps	10 bps	(20) bps	—	40 bps

•	Operating revenue decreased due to the unfavorable effect of foreign currency translation, a divestiture and lower organic revenue.

•	Organic revenue declined 0.8% as lower demand in North America and Europe was partially offset by growth in Asia.

◦
Organic revenue for the automotive aftermarket businesses decreased 3.6% primarily driven by a decline in the tire and body repair businesses in North America and a decrease in the additives business in Europe.

◦	Organic revenue for the polymers businesses increased 1.8% primarily driven by growth in Asia.

◦	Organic revenue for the fluids businesses increased 1.2% due to growth in North America and Europe.

•
Operating margin of 21.3% increased 40 basis points primarily driven by the net benefits of the Company's enterprise initiatives and cost management, partially offset by unfavorable price/cost of 50 basis points and higher restructuring expenses.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the first quarter of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$401	$428	(6.3)%	(1.4)%	—%	—%	(4.9)%	(6.3)%
Operating income	$87	$95	(8.0)%	(0.3)%	—%	(3.1)%	(4.6)%	(8.0)%
Operating margin %	21.7%	22.2%	(50) bps	20 bps	—	(70) bps	—	(50) bps

•	Operating revenue decreased due to the unfavorable effect of foreign currency translation and lower organic revenue.

•	Organic revenue declined 1.4%. Product line simplification activities reduced organic revenue by 100 basis points.

◦	North American organic revenue decreased 3.0% due to a decline of 4.3% and 1.6% in the commercial and residential end markets, respectively.

◦
International organic revenue was flat. European organic revenue increased 5.2% driven by growth in continental Europe and the Nordic countries. Asia Pacific organic revenue decreased 6.2% primarily due to a decline in the Australia and New Zealand retail and commercial end markets.

•
Operating margin was 21.7%. The decrease of 50 basis points was primarily due to higher restructuring expenses of 70 basis points, negative operating leverage of 40 basis points and unfavorable price/cost of 20 basis points, partially offset by benefits from the Company's enterprise initiatives.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal closures and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$465	$485	(4.3)%	(1.5)%	—%	—%	(2.8)%	(4.3)%
Operating income	$123	$130	(4.8)%	(2.6)%	—%	0.3%	(2.5)%	(4.8)%
Operating margin %	26.5%	26.7%	(20) bps	(30) bps	—	10 bps	—	(20) bps

•	Operating revenue declined due to the unfavorable effect of foreign currency translation and lower organic revenue.

•	Organic revenue decreased 1.5% as consumables declined 3.3%, partially offset by growth in equipment sales of 5.7%.

◦
North American organic revenue increased 1.5% primarily due to an increase in the ground support equipment, marking & coding, and packaging businesses, partially offset by a decline in the appliance and foils businesses.

◦	International organic revenue decreased 6.2% primarily due to a decline in the graphics, ground support equipment and appliance businesses in Europe and Asia Pacific.

•
Operating margin was 26.5%. The decrease of 20 basis points was primarily driven by product mix, negative operating leverage of 30 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense of $63 million in the first quarter of 2019 decreased from $66 million in the first quarter of 2018, primarily due to lower average outstanding commercial paper and the repayment of the $650 million notes due March 1, 2019.

•	Other income (expense) was income of $14 million in the first quarter of 2019 versus $12 million in the prior year period. The year-over-year increase was primarily driven by lower translation losses.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies of Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $1.8 billion of cash and equivalents on hand at March 31, 2019 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
In millions	2019	2018
Net cash provided by operating activities	$616	$538
Additions to plant and equipment	(77)	(94)
Free cash flow	$539	$444

Cash dividends paid	$(328)	$(266)
Repurchases of common stock	(375)	(500)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(4)	—
Net proceeds from (repayments of) debt with original maturities of three months or less	1,058	(840)
Repayments of debt with original maturities of more than three months	(650)	—
Other	9	3
Effect of exchange rate changes on cash and equivalents	2	5
Net increase (decrease) in cash and equivalents	$251	$(1,154)

Stock Repurchase Program

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 3.0 million shares of its common stock at an average price of $164.04 in the first quarter of 2018, approximately 3.4 million shares of its common stock at an average price of $146.24 in the second quarter of 2018, approximately 3.6 million shares of its common stock at an average price of $139.73 in the third quarter of 2018, approximately 3.9 million shares of its common stock at an average price of $128.98 in the fourth quarter of 2018, and approximately 2.7 million shares of its common stock at an average price of $141.34 in the first quarter of 2019. As of March 31, 2019, there were approximately $71 million of authorized repurchases remaining under the 2015 Program.

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of March 31, 2019, there were $3.0 billion of authorized repurchases remaining under the 2018 program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. For comparability, the Company excluded the first quarter discrete tax benefit of $14 million related to foreign tax credits from the effective tax rate for the three months ended March 31, 2018. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the first quarter of 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2019	2018
Operating income	$839	$903
Tax rate	24.4%	24.8%
Income taxes	(205)	(224)
Operating income after taxes	$634	$679

Invested capital:
Trade receivables	$2,715	$2,874
Inventories	1,346	1,335
Net plant and equipment	1,765	1,829
Goodwill and intangible assets	5,665	6,021
Accounts payable and accrued expenses	(1,796)	(1,905)
Other, net	(509)	(382)
Total invested capital	$9,186	$9,772

Average invested capital	$9,160	$9,797
Adjusted return on average invested capital	27.7%	27.7%

A reconciliation of the first quarter 2018 effective tax rate excluding the first quarter discrete tax benefit related to foreign tax credits is as follows:

	Three Months Ended
	March 31, 2018
Dollars in millions	Income Taxes	Tax Rate
As reported	$197	23.2%
Discrete tax benefit	14	1.6%
As adjusted	$211	24.8%

Refer to Note 3. Income Taxes in Item 1. Financial Statements for further information regarding the first quarter 2018 discrete tax benefit.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2019 and December 31, 2018 is summarized as follows:

In millions	March 31, 2019	December 31, 2018	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,755	$1,504	$251
Trade receivables	2,715	2,622	93
Inventories	1,346	1,318	28
Other	259	334	(75)
Total current assets	6,075	5,778	297
Current liabilities:
Short-term debt	1,760	1,351	409
Accounts payable and accrued expenses	1,796	1,795	1
Other	405	396	9
Total current liabilities	3,961	3,542	419
Net working capital	$2,114	$2,236	$(122)

Cash and equivalents as of March 31, 2019 included $700 million from commercial paper issued in anticipation of the repayment of the 6.25% notes due April 1, 2019, which were repaid on the due date.

As of March 31, 2019, a majority of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations, reinvesting to fund expansion of existing U.S. businesses and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of March 31, 2019 and December 31, 2018 was as follows:

In millions	March 31, 2019	December 31, 2018
Short-term debt	$1,760	$1,351
Long-term debt	5,981	6,029
Total debt	$7,741	$7,380

Short-term debt as of March 31, 2019 included $1.1 billion of commercial paper and $700 million related to the 6.25% notes due April 1, 2019. As of December 31, 2018, short-term debt included $650 million related to the 1.95% notes due March 1, 2019 and $700 million related to the 6.25% notes due April 1, 2019, both of which were repaid on the due date. There was no commercial paper outstanding as of December 31, 2018.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2019 and December 31, 2018 was as follows:

Dollars in millions	March 31, 2019	December 31, 2018
Total debt	$7,741	$7,380

Net income	$2,508	$2,563
Add:
Interest expense	254	257
Other income	(69)	(67)
Income taxes	827	831
Depreciation	272	272
Amortization and impairment of intangible assets	184	189
EBITDA	$3,976	$4,045
Total debt to EBITDA ratio	1.9	1.8

Total debt as of March 31, 2019 included $700 million related to the 6.25% notes due April 1, 2019, which were repaid with cash on the due date.

Stockholders’ Equity

The changes to stockholders’ equity during 2019 were as follows:

In millions
Total stockholders’ equity, December 31, 2018	$3,258
Net income	597
Repurchases of common stock	(375)
Cash dividends declared	(326)
Foreign currency translation adjustments, net of tax	31
Other	15
Total stockholders’ equity, March 31, 2019	$3,200

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of tariffs and raw material cost inflation, economic and regulatory conditions in various geographic regions, the timing and amount of share repurchases, the timing and amount of benefits from the Company's enterprise initiatives, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the impact of enacted U.S. tax legislation, the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, (3) the timing and amount of benefits from the Company’s enterprise initiatives and their impact on organic revenue growth, (4) market conditions and availability of financing to fund the Company's share repurchases, (5) the risk of intentional acts of the Company's employees, agents or business partners that violate anti-corruption and other laws, (6) the unfavorable impact of foreign currency fluctuations, (7) a delay or decrease in the introduction of new products into the Company’s product lines or failure to protect the Company's intellectual property, (8) the potential negative impact of acquisitions on the Company’s profitability and returns, (9) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (10) potential negative impact of impairments to goodwill and other intangible assets on the Company’s profitability and return on invested capital, (11) increases in funding costs or decreases in credit availability due to market conditions or changes to the Company's credit ratings, (12) raw material price increases and supply shortages, (13) unfavorable tax law changes and tax authority rulings, (14) financial market risks to the Company’s obligations under its defined benefit pension plans, (15) potential adverse outcomes in legal proceedings, (16) uncertainties related to climate change regulation, and (17) negative effects of service interruptions, data corruption, cyber-based attacks, network security breaches, or violations of data privacy laws. A more detailed description of these risks is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2019. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2019 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. Refer to the description of the Company's risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2018 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). As of March 31, 2019, there were approximately $71 million of authorized repurchases remaining under the 2015 Program.

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of March 31, 2019, there were $3.0 billion of authorized repurchases remaining under the 2018 program.

Share repurchase activity for the first quarter of 2019 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Programs
January 2019	—	$—	—	$3,446
February 2019	1.5	$140.00	1.5	$3,243
March 2019	1.2	$142.94	1.2	$3,071
Total	2.7		2.7

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10.1*
Form of stock option terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 14, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

10.2*
Form of performance share unit terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 14, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

10.3*
Form of performance cash terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 14, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 is formatted in Extensible Business Reporting Language (XBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

* Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 2, 2019	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)