Form 10-Q
period 2019-06-30
ILLINOIS TOOL WORKS INC
filed 2019-08-02
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 1-4797

ILLINOIS TOOL WORKS INC.

(Exact name of registrant as specified in its charter)

Delaware			36-1258310
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
155 Harlem Avenue	Glenview	IL	60025
(Address of principal executive offices)			(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	ITW	New York Stock Exchange
1.75% Euro Notes due 2022	ITW22	New York Stock Exchange
1.25% Euro Notes due 2023	ITW23	New York Stock Exchange
0.250% Euro Notes due 2024	ITW24A	New York Stock Exchange
0.625% Euro Notes due 2027	ITW27	New York Stock Exchange
2.125% Euro Notes due 2030	ITW30	New York Stock Exchange
1.00% Euro Notes due 2031	ITW31	New York Stock Exchange
3.00% Euro Notes due 2034	ITW34	New York Stock Exchange

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2019: 323,478,160.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2019	2018	2019	2018
Operating Revenue	$3,609	$3,831	$7,161	$7,575
Cost of revenue	2,099	2,231	4,158	4,412
Selling, administrative, and research and development expenses	598	620	1,209	1,232
Amortization and impairment of intangible assets	41	48	84	96
Operating Income	871	932	1,710	1,835
Interest expense	(55)	(64)	(118)	(130)
Other income (expense)	9	26	23	38
Income Before Taxes	825	894	1,615	1,743
Income Taxes	202	228	395	425
Net Income	$623	$666	$1,220	$1,318

Net Income Per Share:
Basic	$1.92	$1.98	$3.74	$3.90
Diluted	$1.91	$1.97	$3.72	$3.87

Shares of Common Stock Outstanding During the Period:
Average	324.8	336.7	326.0	338.5
Average assuming dilution	326.6	338.9	327.9	340.8

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Net Income	$623	$666	$1,220	$1,318
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(60)	(299)	(29)	(216)
Pension and other postretirement benefit adjustments, net of tax	5	9	9	18
Comprehensive Income	$568	$376	$1,200	$1,120

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and equivalents	$1,677	$1,504
Trade receivables	2,629	2,622
Inventories	1,256	1,318
Prepaid expenses and other current assets	288	334
Assets held for sale	439	—
Total current assets	6,289	5,778

Net plant and equipment	1,717	1,791
Goodwill	4,503	4,633
Intangible assets	928	1,084
Deferred income taxes	516	554
Other assets	1,234	1,030
	$15,187	$14,870

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$—	$1,351
Accounts payable	512	524
Accrued expenses	1,207	1,271
Cash dividends payable	323	328
Income taxes payable	53	68
Liabilities held for sale	93	—
Total current liabilities	2,188	3,542

Noncurrent Liabilities:
Long-term debt	7,809	6,029
Deferred income taxes	683	707
Noncurrent income taxes payable	462	495
Other liabilities	950	839
Total noncurrent liabilities	9,904	8,070

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2019 and 2018 Outstanding- 323.5 shares in 2019 and 328.1 shares in 2018	6	6
Additional paid-in-capital	1,270	1,253
Retained earnings	21,788	21,217
Common stock held in treasury	(18,276)	(17,545)
Accumulated other comprehensive income (loss)	(1,697)	(1,677)
Noncontrolling interest	4	4
Total stockholders’ equity	3,095	3,258
	$15,187	$14,870

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended June 30, 2019
Balance at March 31, 2019	$6	$1,255	$21,488	$(17,911)	$(1,642)	$4	$3,200
Net income	—	—	623	—	—	—	623
Common stock issued for stock-based compensation	—	3	—	10	—	—	13
Stock-based compensation expense	—	12	—	—	—	—	12
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.00 per share)	—	—	(323)	—	—	—	(323)
Pension and other postretirement benefit adjustments	—	—	—	—	5	—	5
Currency translation adjustment	—	—	—	—	(60)	—	(60)
Balance at June 30, 2019	$6	$1,270	$21,788	$(18,276)	$(1,697)	$4	$3,095

Three Months Ended June 30, 2018
Balance at March 31, 2018	$6	$1,220	$20,228	$(16,055)	$(1,240)	$4	$4,163
Net income	—	—	666	—	—	—	666
Stock-based compensation expense	—	11	—	—	—	—	11
Repurchases of common stock	—	—	—	(500)	—	—	(500)
Dividends declared ($0.78 per share)	—	—	(261)	—	—	—	(261)
Pension and other postretirement benefit adjustments	—	—	—	—	9	—	9
Currency translation adjustment	—	—	—	—	(299)	—	(299)
Noncontrolling interest	—	—	—	—	—	(1)	(1)
Balance at June 30, 2018	$6	$1,231	$20,633	$(16,555)	$(1,530)	$3	$3,788

Six Months Ended June 30, 2019
Balance at December 31, 2018	$6	$1,253	$21,217	$(17,545)	$(1,677)	$4	$3,258
Net income	—	—	1,220	—	—	—	1,220
Common stock issued for stock-based compensation	—	(5)	—	19	—	—	14
Stock-based compensation expense	—	22	—	—	—	—	22
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Dividends declared ($2.00 per share)	—	—	(649)	—	—	—	(649)
Pension and other postretirement benefit adjustments	—	—	—	—	9	—	9
Currency translation adjustment	—	—	—	—	(29)	—	(29)
Balance at June 30, 2019	$6	$1,270	$21,788	$(18,276)	$(1,697)	$4	$3,095

Six Months Ended June 30, 2018
Balance at December 31, 2017	$6	$1,218	$20,210	$(15,562)	$(1,287)	$4	$4,589
Net income	—	—	1,318	—	—	—	1,318
Adoption of new accounting guidance	—	—	(370)	—	(45)	—	(415)
Common stock issued for stock-based compensation	—	(7)	—	7	—	—	—
Stock-based compensation expense	—	20	—	—	—	—	20
Repurchases of common stock	—	—	—	(1,000)	—	—	(1,000)
Dividends declared ($1.56 per share)	—	—	(525)	—	—	—	(525)
Pension and other postretirement benefit adjustments	—	—	—	—	18	—	18
Currency translation adjustment	—	—	—	—	(216)	—	(216)
Noncontrolling interest	—	—	—	—	—	(1)	(1)
Balance at June 30, 2018	$6	$1,231	$20,633	$(16,555)	$(1,530)	$3	$3,788

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2019	2018
Cash Provided by (Used for) Operating Activities:
Net income	$1,220	$1,318
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	133	135
Amortization and impairment of intangible assets	84	96
Change in deferred income taxes	39	10
Provision for uncollectible accounts	3	3
(Income) loss from investments	(11)	(5)
(Gain) loss on sale of plant and equipment	1	(2)
(Gain) loss on sale of operations and affiliates	6	1
Stock-based compensation expense	22	20
Other non-cash items, net	6	5
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(116)	(288)
Inventories	11	(95)
Prepaid expenses and other assets	14	(3)
Increase (decrease) in-
Accounts payable	20	47
Accrued expenses and other liabilities	(114)	(77)
Income taxes	(17)	(7)
Net cash provided by operating activities	1,301	1,158
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(4)	—
Additions to plant and equipment	(154)	(181)
Proceeds from investments	15	10
Proceeds from sale of plant and equipment	6	8
Proceeds from sales of operations and affiliates	2	—
Other, net	(16)	(2)
Net cash provided by (used for) investing activities	(151)	(165)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(654)	(530)
Issuance of common stock	24	10
Repurchases of common stock	(750)	(1,000)
Net proceeds from (repayments of) debt with original maturities of three months or less	(2)	(850)
Proceeds from debt with original maturities of more than three months	1,774	—
Repayments of debt with original maturities of more than three months	(1,350)	—
Other, net	(12)	(12)
Net cash provided by (used for) financing activities	(970)	(2,382)
Effect of Exchange Rate Changes on Cash and Equivalents	(7)	(77)
Cash and Equivalents:
Increase (decrease) during the period	173	(1,466)
Beginning of period	1,504	3,094
End of period	$1,677	$1,628
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$151	$149
Cash Paid During the Period for Income Taxes, Net of Refunds	$373	$422
Cash Paid During the Period for Lease Liabilities	$37
Right-of-Use Assets Obtained in Exchange for Lease Liabilities	$23

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

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. The primary change under the new guidance is that a lessee is required to recognize a lease liability and corresponding right-of-use asset for its operating leases. The new guidance also requires additional disclosures. Effective January 1, 2019, the Company adopted the new guidance prospectively for all operating lease transactions as of and after the effective date with a noncancellable lease term greater than one year. Upon adoption, the Company recorded a lease liability of $205 million and a corresponding right-of-use asset. The new guidance did not have a material impact on the results of operations or cash flows for the three and six month periods ended June 30, 2019. Refer to Note 6. Leases for additional information regarding the Company’s lease transactions.

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

In August 2017, the FASB issued authoritative guidance which included targeted improvements to simplify the application of hedge accounting and improve financial reporting of hedging activities. Effective January 1, 2019, the Company adopted the new guidance which did not have a material impact on the results of operations, financial position or cash flows.

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

(2)    Divestitures

The Company consistently reviews its portfolio, assesses businesses that are long-term growth-challenged and evaluates if further portfolio refinements may be needed. The Company is currently exploring options, including potential divestitures, for certain businesses with annual revenues totaling up to $1 billion. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as businesses held for sale.

In the second quarter of 2019, the Company approved plans to divest six of the Company's businesses, including two businesses in the Test & Measurement and Electronics segment, one business in the Automotive OEM segment, one business in the Welding segment, and two businesses in the Specialty Products segment. These businesses were classified as held for sale beginning in the second quarter of 2019 and are expected to be sold within one year. None of the six held for sale businesses are considered significant to the Company.

As a result of being classified as held for sale, the Company recorded estimated losses of $4 million in the second quarter of 2019 related to the two businesses in the Specialty Products segment, which were included in Other income (expense) in the Statement of Income. Operating revenue of the businesses held for sale for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Operating revenue	$128	$137	$255	$275

As of June 30, 2019, the assets and liabilities related to the six businesses discussed above that were included in assets and liabilities held for sale in the Statement of Financial Position were as follows:

In millions	June 30, 2019
Trade receivables	$101
Inventories	46
Net plant and equipment	56
Goodwill and intangible assets	202
Other	34
Total assets held for sale	$439

Accounts payable	$26
Accrued expenses	23
Other	44
Total liabilities held for sale	$93

(3)    Operating Revenue

The Company's 87 diversified operating divisions are organized and managed based on similar product categories and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Automotive OEM	$788	$879	$1,594	$1,780
Food Equipment	548	553	1,066	1,080
Test & Measurement and Electronics	533	554	1,057	1,097
Welding	422	440	849	863
Polymers & Fluids	427	445	843	887
Construction Products	424	444	825	872
Specialty Products	473	522	938	1,007
Intersegment revenue	(6)	(6)	(11)	(11)
Total	$3,609	$3,831	$7,161	$7,575

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended June 30, 2019 and 2018 was 24.5% and 25.5%, respectively, and 24.5% and 24.4% for the six months ended June 30, 2019 and 2018, respectively. The year-to-date 2018 effective tax rate included a discrete tax benefit of $14 million related to foreign tax credits in the first quarter of 2018. Additionally, the effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $4 million for the three months ended June 30, 2019, and $9 million and $6 million for the six months ended June 30, 2019 and 2018, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $50 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(5)    Inventories

Inventories as of June 30, 2019 and December 31, 2018 were as follows:

In millions	June 30, 2019	December 31, 2018
Raw material	$466	$523
Work-in-process	146	161
Finished goods	732	731
LIFO reserve	(88)	(97)
Total inventories	$1,256	$1,318

(6)    Leases

Effective January 1, 2019, the Company adopted new lease accounting guidance which requires the recognition of a lease liability and corresponding right-of-use asset for all operating leases with a noncancellable lease term of greater than one year. The new guidance did not change the recognition of rental expense for operating leases which is recognized on a straightline basis over the noncancellable lease term based on the minimum lease payments at lease inception. Changes in rent subsequent to commencement that were not included in minimum lease payments at inception are recognized as variable rent in the period incurred.

The Company’s lease transactions are primarily for the use of facilities, vehicles and equipment under operating lease arrangements. Total rental expense for operating leases for the three months ended June 30, 2019 was $26 million, which included $17 million related to capitalized operating leases and $9 million related to short-term operating leases and variable lease payments. Total rental expense for operating leases for the six months ended June 30, 2019 was $56 million, which included $36 million related to capitalized operating leases and $20 million related to short-term operating leases and variable lease payments. Short-term operating leases have original terms of one year or less, or can be terminated at the Company's option with a short notice period and without significant penalty, and are not capitalized. The right-of-use asset related to operating leases was $213 million as of June 30, 2019 and was included in Other assets. As of June 30, 2019, the current portion of the lease liability for operating leases was $51 million and was included in Accrued expenses, and the long-term portion was $133 million and was included in Other liabilities. Future maturities of operating lease liabilities for the years ended December 31 are as follows:

In millions
July 1, 2019 through December 31, 2019	$27
2020	51
2021	36
2022	27
2023	20
2024 and future years	35
Total future minimum lease payments	196
Less: Imputed interest	(12)
Operating lease liability	184
Less: Current portion of operating lease liability	(51)
Long-term portion of operating lease liability	$133

As of June 30, 2019, operating leases included in the lease liability had a weighted average remaining lease term of 4.8 years and a weighted average discount rate of 2.63% based on the incremental borrowing rate of the Company and its subsidiaries.

As of December 31, 2018, minimum lease payments under operating leases with noncancellable terms in excess of one year for the years ending December 31 were as follows:

In millions
2019	$67
2020	48
2021	32
2022	24
2023	18
2024 and future years	34
Total future minimum lease payments	$223

(7)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2019	2018	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$13	$15	$2	$2	$26	$30	$4	$4
Interest cost	19	18	5	4	39	36	10	9
Expected return on plan assets	(31)	(32)	(5)	(6)	(61)	(64)	(11)	(12)
Amortization of actuarial loss (gain)	6	11	(1)	—	11	22	(1)	(1)
Amortization of prior service cost	1	—	—	—	1	—	—	—
Total net periodic benefit cost	$8	$12	$1	$—	$16	$24	$2	$—

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the statement of income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $30 million to its pension plans and $5 million to its other postretirement benefit plans in 2019. As of June 30, 2019, contributions of $18 million to pension plans and $2 million to other postretirement benefit plans have been made.

(8)    Debt

There was no commercial paper outstanding as of June 30, 2019 and December 31, 2018. As of December 31, 2018, short-term debt included $650 million related to the 1.95% notes due March 1, 2019 and $700 million related to the 6.25% notes due April 1, 2019, both of which were repaid on their due date.

In June 2019, the Company issued €600 million of 0.25% Euro notes due December 5, 2024 at 99.662% of face value, €500 million of 0.625% Euro notes due December 5, 2027 at 99.343% of face value and €500 million of 1.00% Euro notes due June 5, 2031 at 98.982% of face value. Net proceeds from the issuances were used to repay commercial paper and for general corporate purposes.

The Company designated the €1.6 billion of Euro notes issued in June 2019 as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Refer to Note 9. Accumulated Other Comprehensive Income (Loss) for additional information regarding the net investment hedge.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2019 and December 31, 2018 were as follows:

In millions	June 30, 2019	December 31, 2018
Fair value	$8,542	$7,665
Carrying value	7,809	7,379

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(9)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Beginning balance	$(1,642)	$(1,240)	$(1,677)	$(1,287)

Adoption of new accounting guidance related to reclassification of certain tax effects	—	—	—	(45)

Foreign currency translation adjustments during the period	(76)	(270)	(33)	(201)
Income taxes	16	(29)	4	(15)
Total foreign currency translation adjustments, net of tax	(60)	(299)	(29)	(216)

Pension and other postretirement benefit adjustments during the period	—	—	—	1
Pension and other postretirement benefit adjustments reclassified to income	6	11	11	21
Income taxes	(1)	(2)	(2)	(4)
Total pension and other postretirement benefit adjustments, net of tax	5	9	9	18

Ending balance	$(1,697)	$(1,530)	$(1,697)	$(1,530)

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

Pension and other postretirement benefit adjustments reclassified to income relates to the amortization of actuarial gains and losses and prior service cost. Refer to Note 7. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The carrying values of the 2019, 2015 and 2014 Euro notes were $1.8 billion, $1.1 billion and $1.1 billion, respectively, as of June 30, 2019. The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $183 million and $187 million as of June 30, 2019 and December 31, 2018, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of June 30, 2019 and 2018 consisted of cumulative translation adjustment losses, net of tax, of $1.3 billion and $1.2 billion, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $355 million and $329 million, respectively.

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

Full-potential Organic Growth

Reaching full potential means that every division is positioned for sustainable, high-quality organic growth. The Company has clearly defined action plans aimed at leveraging the performance power of the ITW Business Model to achieve full-potential organic growth in every division. At the same time, the Company consistently reviews its portfolio, assesses businesses that are long-term growth-challenged and evaluates if further portfolio refinements may be needed. The Company is currently exploring options, including potential divestitures, for certain businesses with annual revenues totaling up to $1 billion. If a decision is made to divest any of these businesses, the Company expects that earnings per share dilution would be offset by incremental share repurchases. In the second quarter of 2019, the Company approved plans to divest six of the Company's businesses. These businesses were classified as held for sale beginning in the second quarter of 2019 and are expected to be sold within one year. Refer to Note 2. Divestitures in Item 1 - Financial Statements for further information.

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

CONSOLIDATED RESULTS OF OPERATIONS

In the second quarter and year-to-date periods of 2019, the Company experienced softness in certain end markets, particularly in customer capital equipment purchases in the second quarter, as broad uncertainty appeared to adversely affect demand. As expected, the quarter and year-to-date periods were also negatively impacted by foreign currency translation and accelerated restructuring expenses as compared to the prior year. Despite these challenges, the Company executed well on enterprise initiatives and all segments had operating margins above 22% in the second quarter and 21% in the year-to-date period of 2019.

The Company does not believe that tariffs imposed in the past year have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,609	$3,831	(5.8)%	(2.8)%	(0.3)%	—%	(2.7)%	(5.8)%
Operating income	$871	$932	(6.6)%	(3.0)%	—%	(0.9)%	(2.7)%	(6.6)%
Operating margin %	24.1%	24.3%	(20) bps	—	10 bps	(30) bps	—	(20) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$7,161	$7,575	(5.5)%	(2.2)%	(0.2)%	—%	(3.1)%	(5.5)%
Operating income	$1,710	$1,835	(6.8)%	(2.0)%	—%	(1.8)%	(3.0)%	(6.8)%
Operating margin %	23.9%	24.2%	(30) bps	10 bps	10 bps	(50) bps	—	(30) bps

•	Operating revenue declined in the second quarter and year-to-date periods primarily due to the unfavorable effect of foreign currency translation and lower organic revenue.

•
Organic revenue decreased 2.8% and 2.2% in the second quarter and year-to-date periods, respectively, primarily driven by a decline in the Automotive OEM and Specialty Products segments. Product line simplification activities reduced organic revenue by 70 basis points in both the second quarter and year-to-date periods.

◦
Europe, Middle East and Africa organic revenue decreased 3.8% and 2.9% in the second quarter and year-to-date periods, respectively, as five segments declined, partially offset by growth in the Food Equipment and Construction Products segments.

◦
North American organic revenue decreased 2.0% in the second quarter as a decline in the Automotive OEM, Specialty Products, Welding, and Test & Measurement and Electronics segments was partially offset by growth in the Food Equipment, Construction Products and Polymers & Fluids segments. Organic revenue declined 1.3% in the year-to-date period as a decrease in six segments was partially offset by growth in the Food Equipment segment.

◦
Asia Pacific organic revenue decreased 4.4% and 3.9% in the second quarter and year-to-date periods, respectively, as a decline in five segments was partially offset by growth in the Welding and Polymers & Fluids segments.

•
Operating income of $871 million and $1.7 billion in the second quarter and year-to-date periods, respectively, decreased 6.6% and 6.8% in the respective periods primarily due to unfavorable foreign currency translation, lower organic revenue and higher restructuring expenses.

•
Operating margin of 24.1% in the second quarter decreased 20 basis points. Excluding the unfavorable impact of higher restructuring expenses of 30 basis points, operating margin increased 10 basis points. The benefits of the Company's enterprise initiatives that contributed 110 basis points were partially offset by negative operating leverage of 60 basis points and higher employee-related expenses.

•
In the year-to-date period, operating margin of 23.9% decreased 30 basis points. Excluding the unfavorable impact of higher restructuring expenses of 50 basis points, operating margin increased 20 basis points primarily due to benefits of the Company's enterprise initiatives that contributed 100 basis points, partially offset by negative operating leverage of 40 basis points, unfavorable price/cost of 10 basis points and higher employee-related expenses.

•
The second quarter 2019 effective tax rate was 24.5% versus 25.5% in 2018. The effective tax rate in the second quarter of 2019 included discrete income tax benefits of $4 million related to excess tax benefits from stock-based compensation. The effective tax rate for the year-to-date period of 2019 was 24.5% compared to 24.4% in 2018. The year-to-date period of 2018 included a first quarter discrete tax benefit of $14 million related to foreign tax credits. Additionally, the effective tax rate for both year-to-date periods included discrete income tax benefits related to excess tax benefits from stock-based compensation of $9 million and $6 million in 2019 and 2018, respectively. Refer to Note 4. Income Taxes in Item 1 - Financial Statements for further information.

•
Diluted earnings per share (EPS) was $1.91 for the second quarter and $3.72 for the year-to-date period of 2019. EPS for the second quarter and year-to-date periods included headwinds of $0.09 and $0.22, respectively, compared to the prior year related to unfavorable foreign currency translation, accelerated restructuring expenses and a small loss related to divestitures.

•
Free cash flow was $608 million and $1.1 billion for the second quarter and year-to-date periods, respectively. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•
The Company repurchased approximately 2.5 million and 5.2 million shares of its common stock in the second quarter and year-to-date periods of 2019, respectively, for approximately $375 million and $750 million, respectively.

•	Total cash dividends of $654 million were paid in the year-to-date period of 2019.

•
Adjusted after-tax return on average invested capital was 28.6% for the second quarter and 28.1% for the year-to-date period. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2019	2018	2019	2018	2019	2018	2019	2018
Automotive OEM	$788	$879	$174	$198	$1,594	$1,780	$341	$415
Food Equipment	548	553	140	140	1,066	1,080	269	270
Test & Measurement and Electronics	533	554	131	131	1,057	1,097	257	258
Welding	422	440	122	129	849	863	242	246
Polymers & Fluids	427	445	97	95	843	887	186	187
Construction Products	424	444	106	109	825	872	193	204
Specialty Products	473	522	124	146	938	1,007	247	276
Intersegment revenue	(6)	(6)	—	—	(11)	(11)	—	—
Unallocated	—	—	(23)	(16)	—	—	(25)	(21)
Total	$3,609	$3,831	$871	$932	$7,161	$7,575	$1,710	$1,835

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$788	$879	(10.4)%	(7.1)%	—%	—%	(3.3)%	(10.4)%
Operating income	$174	$198	(11.9)%	(8.2)%	—%	(0.8)%	(2.9)%	(11.9)%
Operating margin %	22.1%	22.5%	(40) bps	(30) bps	—	(10) bps	—	(40) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,594	$1,780	(10.4)%	(6.7)%	—%	—%	(3.7)%	(10.4)%
Operating income	$341	$415	(17.9)%	(10.5)%	—%	(4.0)%	(3.4)%	(17.9)%
Operating margin %	21.4%	23.3%	(190) bps	(90) bps	—	(100) bps	—	(190) bps

•	Operating revenue declined in the second quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.

•
Organic revenue declined 7.1% in the second quarter and 6.7% in the year-to-date period versus worldwide auto builds which decreased 8% in the second quarter and 7% in the year-to-date period. Auto builds for North America, Europe and China, where the Company has higher content, declined 9% and 8% in the second quarter and year-to-date periods, respectively. Product line simplification activities reduced organic revenue by 130 basis points in the second quarter and 120 basis points in the year-to-date period.

◦
North American organic revenue decreased 5.8% and 5.9% in the second quarter and year-to-date periods, respectively, compared to North American auto builds which decreased 2% in the second quarter and 3% in the year-to-date period due to customer mix. Auto builds for the Detroit 3, where the Company has higher content, decreased 6% in both respective periods.

◦
European organic revenue declined 8.3% and 7.9% in the second quarter and year-to-date periods, respectively, compared to European auto builds which declined 7% and 6% in the respective periods due to customer mix. Organic revenue was negatively impacted in the second quarter and year-to-date periods by the new emissions testing requirements in Europe that were implemented last year and resulted in automotive production disruption.

◦
Asia Pacific organic revenue decreased 8.2% in the second quarter and 6.5% in the year-to-date period. China organic revenue declined 12.3% and 10.1% in the second quarter and year-to-date periods, respectively, versus Chinese auto builds which declined 16% in the second quarter and 13% in the year-to-date period. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 19% and 17% in the second quarter and year-to-date periods, respectively.

•
Operating margin was 22.1% in the second quarter. The decrease of 40 basis points was primarily driven by negative operating leverage of 120 basis points, product mix and unfavorable price/cost of 60 basis points, partially offset by benefits from the Company's enterprise initiatives.

•
In the year-to-date period, operating margin of 21.4% decreased 190 basis points primarily due to negative operating leverage of 110 basis points, higher restructuring expenses, unfavorable price/cost of 90 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$548	$553	(1.0)%	1.7%	—%	—%	(2.7)%	(1.0)%
Operating income	$140	$140	(0.3)%	3.4%	—%	(1.0)%	(2.7)%	(0.3)%
Operating margin %	25.6%	25.4%	20 bps	40 bps	—	(20) bps	—	20 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,066	$1,080	(1.3)%	1.7%	—%	—%	(3.0)%	(1.3)%
Operating income	$269	$270	(0.3)%	4.7%	—%	(2.1)%	(2.9)%	(0.3)%
Operating margin %	25.3%	25.0%	30 bps	80 bps	—	(50) bps	—	30 bps

•	Operating revenue declined in the second quarter and year-to-date periods due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.

•
Organic revenue increased 1.7% in the second quarter as equipment and service organic revenue increased 0.6% and 3.7%, respectively. In the year-to-date period, organic revenue increased 1.7% as equipment and service organic revenue increased 0.5% and 3.9%, respectively.

◦
North American organic revenue increased 1.7% in both the second quarter and year-to-date periods. Equipment organic revenue grew 0.4% and 0.3% in the second quarter and year-to-date periods, respectively, as higher end market demand in food retail was partially offset by lower demand in food service in the institutional end markets. Service organic revenue increased 4.0% in both the second quarter and year-to-date periods.

◦
International organic revenue increased 1.6% and 1.7% in the second quarter and year-to-date periods, respectively. Equipment organic revenue grew 0.9% in the second quarter and year-to-date periods primarily due to higher demand in the European warewash and cooking end markets, partially offset by lower end market demand in Asia. Service organic revenue increased 3.4% and 3.8% in the second quarter and year-to-date periods, respectively.

•
Operating margin of 25.6% in the second quarter increased 20 basis points primarily due to benefits from the Company's enterprise initiatives, favorable price/cost of 50 basis points and positive operating leverage of 40 basis points, partially offset by product mix and higher employee-related expenses.

•
In the year-to-date period, operating margin was 25.3%. The increase of 30 basis points was primarily driven by benefits from the Company's enterprise initiatives, positive operating leverage of 40 basis points and favorable price/cost of 40 basis points, partially offset by product mix, higher employee-related expenses and higher restructuring expenses.

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$533	$554	(3.6)%	(1.3)%	—%	—%	(2.3)%	(3.6)%
Operating income	$131	$131	0.2%	0.8%	—%	1.7%	(2.3)%	0.2%
Operating margin %	24.5%	23.5%	100 bps	50 bps	—	50 bps	—	100 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,057	$1,097	(3.6)%	(0.9)%	—%	—%	(2.7)%	(3.6)%
Operating income	$257	$258	(0.3)%	1.9%	—%	0.4%	(2.6)%	(0.3)%
Operating margin %	24.3%	23.5%	80 bps	70 bps	—	10 bps	—	80 bps

•	Operating revenue declined in the second quarter and year-to-date periods due to the unfavorable effect of foreign currency translation and lower organic revenue.

•	Organic revenue decreased 1.3% and 0.9% in the second quarter and year-to-date periods, respectively.

◦
Organic revenue for the test and measurement businesses decreased 3.1% and 2.5% in the second quarter and year-to-date periods, respectively, primarily driven by lower semi-conductor end market demand in North America. Excluding semi-conductor, the test and measurement businesses increased 4.3% and 4.7% in the second quarter and year-to-date periods, respectively. Additionally, this region had challenging comparable organic revenue growth in the prior year of 10.7% in the second quarter and 10.2% in the year-to-date period. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 8.1% and 5.3% in the second quarter and year-to-date periods, respectively.

◦
Electronics organic revenue grew 0.8% in the second quarter and 1.0% in the year-to-date period. The electronics assembly businesses increased 1.1% and 0.4% in the second quarter and year-to-date periods, respectively, as higher demand in North American end markets was partially offset by lower demand in Asia. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 0.6% in the second quarter and 1.4% in the year-to-date period primarily due to growth in North America and Asia Pacific, partially offset by a decline in Europe.

•
Operating margin of 24.5% in the second quarter increased 100 basis points primarily due to benefits from the Company's enterprise initiatives, lower restructuring expenses of 50 basis points and favorable price/cost of 20 basis points, partially offset by negative operating leverage of 40 basis points.

•
In the year-to-date period, operating margin was 24.3%. The increase of 80 basis points was primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 20 basis points, partially offset by negative operating leverage of 30 basis points.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$422	$440	(4.2)%	(2.4)%	(0.8)%	—%	(1.0)%	(4.2)%
Operating income	$122	$129	(5.8)%	(3.6)%	0.1%	(1.9)%	(0.4)%	(5.8)%
Operating margin %	28.8%	29.3%	(50) bps	(30) bps	20 bps	(60) bps	20 bps	(50) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$849	$863	(1.6)%	0.2%	(0.7)%	—%	(1.1)%	(1.6)%
Operating income	$242	$246	(1.9)%	(0.1)%	—%	(1.3)%	(0.5)%	(1.9)%
Operating margin %	28.5%	28.5%	—	—	20 bps	(40) bps	20 bps	—

•
Operating revenue decreased in the second quarter due to lower organic revenue, the unfavorable effect of foreign currency translation and a divestiture. In the year-to-date period, operating revenue declined due to the unfavorable effect of foreign currency translation and a divestiture, partially offset by higher organic revenue.

•
Organic revenue declined 2.4% in the second quarter driven by a decrease in equipment sales of 4.4% primarily due to lower demand in the industrial end markets, partially offset by a slight increase in consumable sales of 0.4%. In the year-to-date period, organic revenue increased 0.2% as consumables grew 1.8% and equipment decreased 1.0%.

◦
North American organic revenue decreased 3.0% in the second quarter primarily due to a 4.8% decline in the industrial end markets. In the year-to-date period, organic revenue was flat as declines in the industrial and oil and gas end markets were offset by growth in the commercial end markets.

◦
International organic revenue was flat in the second quarter. Growth in the industrial end markets was offset by a decline in the oil and gas end markets. In the year-to-date period, organic revenue increased 1.9% primarily due to higher demand in Asia in the oil and gas end markets.

•
Operating margin was 28.8% in the second quarter. The decrease of 50 basis points was primarily due to product mix, higher restructuring expenses, negative operating leverage of 40 basis points and higher employee-related expenses, partially offset by favorable price/cost of 100 basis points and benefits from the Company's enterprise initiatives.

•
In the year-to-date period, operating margin of 28.5% was flat compared to the prior year as favorable price/cost of 100 basis points and benefits from the Company's enterprise initiatives were offset by product mix, higher restructuring expenses and higher employee-related expenses.

POLYMERS & FLUIDS

This segment is a branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$427	$445	(3.9)%	0.1%	(0.8)%	—%	(3.2)%	(3.9)%
Operating income	$97	$95	3.1%	8.2%	(0.2)%	(1.2)%	(3.7)%	3.1%
Operating margin %	22.8%	21.2%	160 bps	180 bps	20 bps	(30) bps	(10) bps	160 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$843	$887	(5.0)%	(0.4)%	(0.9)%	—%	(3.7)%	(5.0)%
Operating income	$186	$187	(0.5)%	4.8%	(0.2)%	(1.1)%	(4.0)%	(0.5)%
Operating margin %	22.1%	21.1%	100 bps	110 bps	20 bps	(30) bps	—	100 bps

•	Operating revenue decreased in the second quarter and year-to-date periods primarily due to the unfavorable effect of foreign currency translation and a divestiture.

•
Organic revenue was essentially flat in the second quarter as growth in the polymers and automotive aftermarket businesses was offset by a decline in the fluids businesses. In the year-to-date period, organic revenue decreased 0.4% as declines in the automotive aftermarket businesses, resulting from lower demand in the first quarter, and the fluids businesses were partially offset by growth in the polymers businesses.

◦
Organic revenue for the automotive aftermarket businesses grew 0.3% in the second quarter primarily driven by an increase in the car care businesses in North America, partially offset by decreases in the additives businesses in Europe and the tire repair businesses in North America. In the year-to-date period, organic revenue declined 1.7% primarily due to lower demand in the tire repair businesses in North America and the additives businesses in Europe, partially offset by stronger demand in the car care businesses in North America.

◦
Organic revenue for the polymers businesses increased 1.6% and 1.7% in the second quarter and year-to-date periods, respectively, primarily driven by growth in the heavy industrial end markets in North America and in the transportation end markets in Asia.

◦
Organic revenue for the fluids businesses decreased 2.8% and 0.8% in the second quarter and year-to-date periods, respectively, primarily due to declines in Europe and the industrial maintenance, repair, and operations end markets in North America.

•
Operating margin of 22.8% in the second quarter increased 160 basis points primarily driven by the net benefits from the Company's enterprise initiatives and cost management, partially offset by higher restructuring expenses.

•
In the year-to-date period, operating margin was 22.1%. The increase of 100 basis points was primarily due to the net benefits from the Company's enterprise initiatives and cost management, partially offset by higher restructuring expenses and unfavorable price/cost of 20 basis points.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$424	$444	(4.5)%	(0.7)%	—%	—%	(3.8)%	(4.5)%
Operating income	$106	$109	(2.4)%	1.1%	—%	—%	(3.5)%	(2.4)%
Operating margin %	25.0%	24.5%	50 bps	40 bps	—	—	10 bps	50 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$825	$872	(5.4)%	(1.0)%	—%	—%	(4.4)%	(5.4)%
Operating income	$193	$204	(5.0)%	0.5%	—%	(1.4)%	(4.1)%	(5.0)%
Operating margin %	23.4%	23.3%	10 bps	40 bps	—	(30) bps	—	10 bps

•	Operating revenue decreased in the second quarter and year-to-date periods due to the unfavorable effect of foreign currency translation and lower organic revenue.

•	Organic revenue declined 0.7% in the second quarter and 1.0% in the year-to-date period.

◦
North American organic revenue grew 2.1% in the second quarter due to an increase of 2.9% and 4.6% in the United States residential and commercial end markets, respectively, partially offset by a decline in Canada. In the year-to-date period, organic revenue was essentially flat.

◦
International organic revenue declined 2.6% in the second quarter and 1.4% in the year-to-date period. Asia Pacific organic revenue decreased 7.0% and 6.6% in the second quarter and year-to-date periods, respectively, primarily due to a decline in Australia and New Zealand across all end markets. European organic revenue increased 1.5% in the second quarter and 3.3% in the year-to-date period driven by growth in continental Europe.

•
Operating margin was 25.0% in the second quarter. The increase of 50 basis points was primarily due to the net benefits from the Company's enterprise initiatives and cost management, partially offset by unfavorable price/cost of 90 basis points and negative operating leverage of 20 basis points.

•
In the year-to-date period, operating margin of 23.4% increased 10 basis points primarily driven by benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 60 basis points, higher restructuring expenses and negative operating leverage of 10 basis points.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal closures and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$473	$522	(9.3)%	(6.4)%	(0.8)%	—%	(2.1)%	(9.3)%
Operating income	$124	$146	(15.6)%	(12.3)%	0.3%	(1.8)%	(1.8)%	(15.6)%
Operating margin %	26.1%	28.1%	(200) bps	(180) bps	30 bps	(50) bps	—	(200) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$938	$1,007	(6.9)%	(4.1)%	(0.4)%	—%	(2.4)%	(6.9)%
Operating income	$247	$276	(10.6)%	(7.8)%	0.2%	(0.8)%	(2.2)%	(10.6)%
Operating margin %	26.3%	27.4%	(110) bps	(100) bps	20 bps	(30) bps	—	(110) bps

•	Operating revenue decreased in the second quarter and year-to-date periods due to lower organic revenue, the unfavorable effect of foreign currency translation and a divestiture.

•
Organic revenue decreased 6.4% and 4.1% in the second quarter and year-to-date periods, respectively. Consumables declined 8.3% in the second quarter and 5.8% in the year-to-date period primarily due to lower demand in North America and Europe. Equipment sales were flat in the second quarter as growth in Europe was offset by a decline in North America and Asia. In the year-to-date period, equipment sales increased 2.5% primarily due to higher demand in North America in the first quarter and growth in Europe, partially offset by a decline in Asia. Product line simplification activities reduced organic revenue by 130 basis points and 100 basis points in the respective periods.

◦
North American organic revenue decreased 5.5% and 2.2% in the second quarter and year-to-date periods, respectively, primarily due to a decrease in the consumer packaging, specialty films and labels businesses.

◦
International organic revenue decreased 8.0% and 7.1% in the second quarter and year-to-date periods, respectively, primarily due to a decline in the graphics, specialty films and foils businesses in Europe and Asia.

•
Operating margin was 26.1% in the second quarter. The decrease of 200 basis points was primarily driven by product mix, negative operating leverage of 130 basis points, higher restructuring expenses and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

•
In the year-to-date period, operating margin of 26.3% decreased 110 basis points primarily due to product mix, negative operating leverage of 90 basis points, higher restructuring expenses and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense of $55 million and $118 million in the second quarter and year-to-date periods, respectively, decreased from $64 million and $130 million in the respective periods of 2018. The decrease in the second quarter and year-to-date periods was primarily due to the repayment of the $700 million notes due April 1, 2019 and the $650 million notes due March 1, 2019.

•
Other income (expense) was income of $9 million in the second quarter of 2019 versus $26 million in the prior year period and $23 million in the year-to-date period of 2019 versus $38 million in the prior year period. The decrease in both respective periods was primarily driven by translation losses in 2019 versus translation gains in 2018. Additionally, the Company recorded estimated losses of $4 million in the second quarter of 2019 related to the divestiture of two businesses in the Specialty Products segment. Refer to Note 2. Divestitures in Item 1 - Financial Statements for further information.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies of Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $1.7 billion of cash and equivalents on hand at June 30, 2019 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Net cash provided by operating activities	$685	$620	$1,301	$1,158
Additions to plant and equipment	(77)	(87)	(154)	(181)
Free cash flow	$608	$533	$1,147	$977

Cash dividends paid	$(326)	$(264)	$(654)	$(530)
Repurchases of common stock	(375)	(500)	(750)	(1,000)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	—	—	(4)	—
Net proceeds from (repayments of) debt with original maturities of three months or less	(1,060)	(10)	(2)	(850)
Proceeds from debt with original maturities of more than three months	1,774	—	1,774	—
Repayments of debt with original maturities of more than three months	(700)	—	(1,350)	—
Other	10	11	19	14
Effect of exchange rate changes on cash and equivalents	(9)	(82)	(7)	(77)
Net increase (decrease) in cash and equivalents	$(78)	$(312)	$173	$(1,466)

Stock Repurchase Program

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provided for the buyback of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). Under the 2015 Program, the Company repurchased approximately 3.0 million shares of its common stock at an average price of

$164.04 in the first quarter of 2018, approximately 3.4 million shares of its common stock at an average price of $146.24 in the second quarter of 2018, approximately 3.6 million shares of its common stock at an average price of $139.73 in the third quarter of 2018, approximately 3.9 million shares of its common stock at an average price of $128.98 in the fourth quarter of 2018, approximately 2.7 million shares of its common stock at an average price of $141.34 in the first quarter of 2019 and approximately 0.5 million shares of its common stock at an average price of $154.21 in the second quarter of 2019. The 2015 Program was completed in the second quarter of 2019.

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 2.0 million shares of its common stock at an average price of $149.04 in the second quarter of 2019. As of June 30, 2019, there were $2.7 billion of authorized repurchases remaining under the 2018 Program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. For comparability, the Company excluded the first quarter 2018 discrete tax benefit of $14 million related to foreign tax credits from the effective tax rate for the six months ended June 30, 2018. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the second quarter and year-to-date periods of 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2019	2018	2019	2018
Operating income	$871	$932	$1,710	$1,835
Tax rate	24.5%	25.5%	24.5%	25.2%
Income taxes	(213)	(238)	(418)	(462)
Operating income after taxes	$658	$694	$1,292	$1,373

Invested capital:
Trade receivables	$2,629	$2,878	$2,629	$2,878
Inventories	1,256	1,320	1,256	1,320
Net assets held for sale	346	—	346	—
Net plant and equipment	1,717	1,783	1,717	1,783
Goodwill and intangible assets	5,431	5,852	5,431	5,852
Accounts payable and accrued expenses	(1,719)	(1,847)	(1,719)	(1,847)
Other, net	(433)	(407)	(433)	(407)
Total invested capital	$9,227	$9,579	$9,227	$9,579

Average invested capital	$9,206	$9,675	$9,182	$9,724
Adjusted return on average invested capital	28.6%	28.7%	28.1%	28.2%

A reconciliation of the tax rate for the six month period ended June 30, 2018 excluding the first quarter 2018 discrete tax benefit related to foreign tax credits is as follows:

	Six Months Ended
	June 30, 2018
In millions	Income Taxes	Tax Rate
As reported	$425	24.4%
Discrete tax benefit	14	0.8%
As adjusted	$439	25.2%

Refer to Note 4. Income Taxes in Item 1. Financial Statements for further information regarding the first quarter 2018 discrete tax benefit.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2019 and December 31, 2018 is summarized as follows:

In millions	June 30, 2019	December 31, 2018	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,677	$1,504	$173
Trade receivables	2,629	2,622	7
Inventories	1,256	1,318	(62)
Other	288	334	(46)
Assets held for sale	439	—	439
Total current assets	6,289	5,778	511
Current liabilities:
Short-term debt	—	1,351	(1,351)
Accounts payable and accrued expenses	1,719	1,795	(76)
Other	376	396	(20)
Liabilities held for sale	93	—	93
Total current liabilities	2,188	3,542	(1,354)
Net working capital	$4,101	$2,236	$1,865

The increase in net working capital as of June 30, 2019 was primarily driven by the repayment of current maturities of long-term debt. See Note 8. Debt in Item 1. Financial Statements for further information.

As of June 30, 2019, a majority of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations, reinvesting to fund expansion of existing U.S. businesses and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of June 30, 2019 and December 31, 2018 was as follows:

In millions	June 30, 2019	December 31, 2018
Short-term debt	$—	$1,351
Long-term debt	7,809	6,029
Total debt	$7,809	$7,380

There was no commercial paper outstanding as of June 30, 2019 and December 31, 2018. As of December 31, 2018, short-term debt included $650 million related to the 1.95% notes due March 1, 2019 and $700 million related to the 6.25% notes due April 1, 2019, both of which were repaid on their due date.

In June 2019, the Company issued €600 million of 0.25% Euro notes due December 5, 2024 at 99.662% of face value, €500 million of 0.625% Euro notes due December 5, 2027 at 99.343% of face value and €500 million of 1.00% Euro notes due June 5, 2031 at 98.982% of face value. Net proceeds from the issuances were used to repay commercial paper and for general corporate purposes.

The Company designated the €1.6 billion of Euro notes issued in June 2019 as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Refer to Note 9. Accumulated Other Comprehensive Income (Loss) in Item 1. Financial Statements for additional information regarding the net investment hedge.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended June 30, 2019 and December 31, 2018 was as follows:

Dollars in millions	June 30, 2019	December 31, 2018
Total debt	$7,809	$7,380

Net income	$2,465	$2,563
Add:
Interest expense	245	257
Other income	(52)	(67)
Income taxes	801	831
Depreciation	270	272
Amortization and impairment of intangible assets	177	189
EBITDA	$3,906	$4,045
Total debt to EBITDA ratio	2.0	1.8

Stockholders’ Equity

The changes to stockholders’ equity during the six months ended June 30, 2019 were as follows:

In millions
Total stockholders’ equity, December 31, 2018	$3,258
Net income	1,220
Repurchases of common stock	(750)
Cash dividends declared	(649)
Foreign currency translation adjustments, net of tax	(29)
Other	45
Total stockholders’ equity, June 30, 2019	$3,095

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2019. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2019 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provided for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the “2015 Program”). The 2015 Program was completed in the second quarter of 2019.

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of June 30, 2019, there were $2.7 billion of authorized repurchases remaining under the 2018 program.

Share repurchase activity for the second quarter of 2019 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Programs
April 2019	0.2	$153.73	0.2	$3,041
May 2019	1.9	$149.59	1.9	$2,761
June 2019	0.4	$150.00	0.4	$2,696
Total	2.5		2.5

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Officers’ Certificate dated June 5, 2019, establishing the terms, and setting forth the forms, of the 0.250% Notes due 2024, the 0.625% Notes due 2027 and the 1.000% Notes due 2031, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 1, 2019	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)