Form 10-Q
period 2019-09-30
ILLINOIS TOOL WORKS INC
filed 2019-10-28
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2019: 321,406,096.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2019	2018	2019	2018
Operating Revenue	$3,479	$3,613	$10,640	$11,188
Cost of revenue	2,007	2,096	6,165	6,508
Selling, administrative, and research and development expenses	566	581	1,775	1,813
Amortization and impairment of intangible assets	38	47	122	143
Operating Income	868	889	2,578	2,724
Interest expense	(52)	(64)	(170)	(194)
Other income (expense)	26	10	49	48
Income Before Taxes	842	835	2,457	2,578
Income Taxes	182	197	577	622
Net Income	$660	$638	$1,880	$1,956

Net Income Per Share:
Basic	$2.05	$1.91	$5.79	$5.81
Diluted	$2.04	$1.90	$5.76	$5.77

Shares of Common Stock Outstanding During the Period:
Average	322.3	333.3	324.8	336.7
Average assuming dilution	324.0	335.3	326.6	339.0

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018
Net Income	$660	$638	$1,880	$1,956
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(105)	(67)	(134)	(283)
Pension and other postretirement benefit adjustments, net of tax	4	8	13	26
Comprehensive Income	$559	$579	$1,759	$1,699

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and equivalents	$1,825	$1,504
Trade receivables	2,499	2,622
Inventories	1,209	1,318
Prepaid expenses and other current assets	292	334
Assets held for sale	420	—
Total current assets	6,245	5,778

Net plant and equipment	1,693	1,791
Goodwill	4,430	4,633
Intangible assets	890	1,084
Deferred income taxes	479	554
Other assets	1,223	1,030
	$14,960	$14,870

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$—	$1,351
Accounts payable	493	524
Accrued expenses	1,229	1,271
Cash dividends payable	344	328
Income taxes payable	61	68
Liabilities held for sale	96	—
Total current liabilities	2,223	3,542

Noncurrent Liabilities:
Long-term debt	7,643	6,029
Deferred income taxes	716	707
Noncurrent income taxes payable	462	495
Other liabilities	946	839
Total noncurrent liabilities	9,767	8,070

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2019 and 2018 Outstanding- 321.4 shares in 2019 and 328.1 shares in 2018	6	6
Additional paid-in-capital	1,286	1,253
Retained earnings	22,104	21,217
Common stock held in treasury	(18,632)	(17,545)
Accumulated other comprehensive income (loss)	(1,798)	(1,677)
Noncontrolling interest	4	4
Total stockholders’ equity	2,970	3,258
	$14,960	$14,870

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended September 30, 2019
Balance at June 30, 2019	$6	$1,270	$21,788	$(18,276)	$(1,697)	$4	$3,095
Net income	—	—	660	—	—	—	660
Common stock issued for stock-based compensation	—	6		19	—	—	25
Stock-based compensation expense	—	10			—	—	10
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.07 per share)	—	—	(344)	—	—	—	(344)
Pension and other postretirement benefit adjustments	—	—	—	—	4	—	4
Currency translation adjustment	—	—	—	—	(105)	—	(105)
Balance at September 30, 2019	$6	$1,286	$22,104	$(18,632)	$(1,798)	$4	$2,970

Three Months Ended September 30, 2018
Balance at June 30, 2018	$6	$1,231	$20,633	$(16,555)	$(1,530)	$3	$3,788
Net income	—	—	638	—	—	—	638
Common stock issued for stock-based compensation	—	(1)	—	1	—	—	—
Stock-based compensation expense	—	11	—	—	—	—	11
Repurchases of common stock	—	—	—	(500)	—	—	(500)
Dividends declared ($1.00 per share)	—	—	(333)	—	—	—	(333)
Pension and other postretirement benefit adjustments	—	—	—	—	8	—	8
Currency translation adjustment	—	—	—	—	(67)	—	(67)
Noncontrolling interest	—	—	—	—	—	1	1
Balance at September 30, 2018	$6	$1,241	$20,938	$(17,054)	$(1,589)	$4	$3,546

Nine months ended September 30, 2019
Balance at December 31, 2018	$6	$1,253	$21,217	$(17,545)	$(1,677)	$4	$3,258
Net income	—	—	1,880	—	—	—	1,880
Common stock issued for stock-based compensation	—	1	—	38	—	—	39
Stock-based compensation expense	—	32	—		—	—	32
Repurchases of common stock	—	—	—	(1,125)	—	—	(1,125)
Dividends declared ($3.07 per share)	—	—	(993)	—	—	—	(993)
Pension and other postretirement benefit adjustments	—	—	—	—	13	—	13
Currency translation adjustment	—	—	—	—	(134)	—	(134)
Balance at September 30, 2019	$6	$1,286	$22,104	$(18,632)	$(1,798)	$4	$2,970

Nine months ended September 30, 2018
Balance at December 31, 2017	$6	$1,218	$20,210	$(15,562)	$(1,287)	$4	$4,589
Net income	—	—	1,956	—	—	—	1,956
Adoption of new accounting guidance	—	—	(370)	—	(45)	—	(415)
Common stock issued for stock-based compensation	—	(8)	—	8	—	—	—
Stock-based compensation expense	—	31	—		—	—	31
Repurchases of common stock	—	—	—	(1,500)	—	—	(1,500)
Dividends declared ($2.56 per share)	—	—	(858)	—	—	—	(858)
Pension and other postretirement benefit adjustments	—	—	—	—	26	—	26
Currency translation adjustment	—	—	—	—	(283)	—	(283)
Balance at September 30, 2018	$6	$1,241	$20,938	$(17,054)	$(1,589)	$4	$3,546

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In millions	2019	2018
Cash Provided by (Used for) Operating Activities:
Net income	$1,880	$1,956
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	199	203
Amortization and impairment of intangible assets	122	143
Change in deferred income taxes	47	(20)
Provision for uncollectible accounts	3	4
(Income) loss from investments	(12)	(8)
(Gain) loss on sale of plant and equipment	(8)	(2)
(Gain) loss on sale of operations and affiliates	6	1
Stock-based compensation expense	32	31
Other non-cash items, net	7	6
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(38)	(202)
Inventories	31	(122)
Prepaid expenses and other assets	21	8
Increase (decrease) in-
Accounts payable	15	3
Accrued expenses and other liabilities	(68)	(25)
Income taxes	(21)	24
Other, net	5	2
Net cash provided by operating activities	2,221	2,002
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	(4)	—
Additions to plant and equipment	(244)	(282)
Proceeds from investments	16	13
Proceeds from sale of plant and equipment	22	14
Proceeds from sales of operations and affiliates	5	1
Other, net	(15)	(4)
Net cash provided by (used for) investing activities	(220)	(258)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(977)	(792)
Issuance of common stock	50	11
Repurchases of common stock	(1,125)	(1,500)
Net proceeds from (repayments of) debt with original maturities of three months or less	(1)	(850)
Proceeds from debt with original maturities of more than three months	1,774	—
Repayments of debt with original maturities of more than three months	(1,350)	(1)
Other, net	(12)	(11)
Net cash provided by (used for) financing activities	(1,641)	(3,143)
Effect of Exchange Rate Changes on Cash and Equivalents	(39)	(106)
Cash and Equivalents:
Increase (decrease) during the period	321	(1,505)
Beginning of period	1,504	3,094
End of period	$1,825	$1,589
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$207	$211
Cash Paid During the Period for Income Taxes, Net of Refunds	$553	$618
Cash Paid During the Period for Lease Liabilities	$53
Right-of-Use Assets Obtained in Exchange for Lease Liabilities	$43

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

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. The primary change under the new guidance is that a lessee is required to recognize a lease liability and corresponding right-of-use asset for its operating leases. The new guidance also requires additional disclosures. Effective January 1, 2019, the Company adopted the new guidance prospectively for all operating lease transactions as of and after the effective date with a noncancellable lease term greater than one year. Upon adoption, the Company recorded a lease liability of $205 million and a corresponding right-of-use asset. The new guidance did not have a material impact on the results of operations or cash flows for the three and nine month periods ended September 30, 2019. Refer to Note 7. Leases for additional information regarding the Company’s lease transactions.

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

As a result of being classified as held for sale, the Company recorded estimated losses of $4 million in the second quarter of 2019 related to the two businesses in the Specialty Products segment, which were included in Other income (expense) in the Statement of Income. Operating revenue of the businesses held for sale for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018
Operating revenue	$123	$124	$378	$399

As of September 30, 2019, the assets and liabilities related to the six businesses discussed above that were included in assets and liabilities held for sale in the Statement of Financial Position were as follows:

In millions	September 30, 2019
Trade receivables	$95
Inventories	46
Net plant and equipment	55
Goodwill and intangible assets	192
Other	32
Total assets held for sale	$420

Accounts payable	$25
Accrued expenses	22
Other	49
Total liabilities held for sale	$96

(3)    Operating Revenue

The Company's 87 diversified operating divisions are organized and managed based on similar product categories and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018
Automotive OEM	$744	$781	$2,338	$2,561
Food Equipment	551	567	1,617	1,647
Test & Measurement and Electronics	512	536	1,569	1,633
Welding	402	414	1,251	1,277
Polymers & Fluids	418	415	1,261	1,302
Construction Products	416	431	1,241	1,303
Specialty Products	441	475	1,379	1,482
Intersegment revenue	(5)	(6)	(16)	(17)
Total	$3,479	$3,613	$10,640	$11,188

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended September 30, 2019 and 2018 was 21.6% and 23.7%, respectively. The third quarter 2019 effective tax rate benefited from a discrete tax benefit of $21 million for the U.S. federal provision to return adjustment resulting primarily from changes in estimates related to the "Tax Cuts and Jobs Act." The third quarter 2018 effective tax rate benefited from a discrete tax benefit of $37 million related to the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary, which was partially offset by a discrete tax charge of $22 million related to foreign tax credits. The Company's effective tax rate for the nine months ended September 30, 2019 and 2018 was 23.5% and 24.1%, respectively, which benefited from the discrete tax items discussed above. Additionally, the third quarter of 2019 and year-to-date periods of 2019 and 2018 benefited from discrete tax benefits of $7 million in the third quarter of 2019 and $16 million and $6 million in the year-to-date periods of 2019 and 2018, respectively, related to excess tax benefits from stock-based compensation.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $55 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(5)    Goodwill and Intangible Assets

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarters of 2019 and 2018. The assessments resulted in no impairment charges in either 2019 or 2018.

(6)    Inventories

Inventories as of September 30, 2019 and December 31, 2018 were as follows:

In millions	September 30, 2019	December 31, 2018
Raw material	$455	$523
Work-in-process	151	161
Finished goods	691	731
LIFO reserve	(88)	(97)
Total inventories	$1,209	$1,318

(7)    Leases

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

The Company’s lease transactions are primarily for the use of facilities, vehicles and equipment under operating lease arrangements. Total rental expense for operating leases for the three months ended September 30, 2019 was $25 million, which included $17 million related to capitalized operating leases and $8 million related to short-term operating leases and variable lease payments. Total rental expense for operating leases for the nine months ended September 30, 2019 was $81 million, which included $53 million related to capitalized operating leases and $28 million related to short-term operating leases and variable lease payments. Short-term operating leases have original terms of one year or less, or can be terminated at the Company's option with a short notice period and without significant penalty, and are not capitalized. The right-of-use asset related to operating leases was $210 million as of September 30, 2019 and was included in Other assets. As of September 30, 2019, the current portion of the lease liability for operating leases was $50 million and was included in Accrued expenses, and the long-term portion was $133 million and was included in Other liabilities. Future maturities of operating lease liabilities for the years ended December 31 are as follows:

In millions
October 1, 2019 through December 31, 2019	$12
2020	55
2021	40
2022	30
2023	22
2024 and future years	37
Total future minimum lease payments	196
Less: Imputed interest	(13)
Operating lease liability	183
Less: Current portion of operating lease liability	(50)
Long-term portion of operating lease liability	$133

As of September 30, 2019, operating leases included in the lease liability had a weighted average remaining lease term of 4.7 years and a weighted average discount rate of 2.61% based on the incremental borrowing rate of the Company and its subsidiaries.

As of December 31, 2018, minimum lease payments under operating leases with noncancellable terms in excess of one year for the years ending December 31 were as follows:

In millions
2019	$67
2020	48
2021	32
2022	24
2023	18
2024 and future years	34
Total future minimum lease payments	$223

(8)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2019	2018	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$13	$15	$1	$2	$39	$45	$5	$6
Interest cost	20	18	5	4	59	54	15	13
Expected return on plan assets	(30)	(31)	(5)	(6)	(91)	(95)	(16)	(18)
Amortization of actuarial loss (gain)	5	11	—	(1)	16	33	(1)	(2)
Amortization of prior service cost	—	—	—	—	1	—	—	—
Total net periodic benefit cost	$8	$13	$1	$(1)	$24	$37	$3	$(1)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the statement of income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $30 million to its pension plans and $5 million to its other postretirement benefit plans in 2019. As of September 30, 2019, contributions of $22 million to pension plans and $3 million to other postretirement benefit plans have been made.

(9)    Debt

There was no commercial paper outstanding as of September 30, 2019 and December 31, 2018. As of December 31, 2018, short-term debt included $650 million related to the 1.95% notes due March 1, 2019 and $700 million related to the 6.25% notes due April 1, 2019, both of which were repaid on their due date.

During the third quarter of 2019, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of September 27, 2024. This agreement replaced the existing $2.5 billion line of credit agreement with a termination date of May 9, 2021. No amount was outstanding under the line of credit agreement as of September 30, 2019.

In June 2019, the Company issued €600 million of 0.25% Euro notes due December 5, 2024 at 99.662% of face value, €500 million of 0.625% Euro notes due December 5, 2027 at 99.343% of face value and €500 million of 1.00% Euro notes due June 5, 2031 at 98.982% of face value. Net proceeds from the issuances were used to repay commercial paper and for general corporate purposes.

The Company designated the €1.6 billion of Euro notes issued in June 2019 as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Refer to Note 10. Accumulated Other Comprehensive Income (Loss) for additional information regarding the net investment hedge.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2019 and December 31, 2018 were as follows:

In millions	September 30, 2019	December 31, 2018
Fair value	$8,582	$7,665
Carrying value	7,643	7,379

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(10)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018
Beginning balance	$(1,697)	$(1,530)	$(1,677)	$(1,287)

Adoption of new accounting guidance related to reclassification of certain tax effects	—	—	—	(45)

Foreign currency translation adjustments during the period	(65)	(69)	(98)	(270)
Foreign currency translation adjustments reclassified to income	—	5	—	5
Income taxes	(40)	(3)	(36)	(18)
Total foreign currency translation adjustments, net of tax	(105)	(67)	(134)	(283)

Pension and other postretirement benefit adjustments during the period	—	—	—	1
Pension and other postretirement benefit adjustments reclassified to income	5	10	16	31
Income taxes	(1)	(2)	(3)	(6)
Total pension and other postretirement benefit adjustments, net of tax	4	8	13	26

Ending balance	$(1,798)	$(1,589)	$(1,798)	$(1,589)

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

Pension and other postretirement benefit adjustments reclassified to income related to the amortization of actuarial gains and losses and prior service cost. Refer to Note 8. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The carrying values of the 2019, 2015 and 2014 Euro notes were $1.7 billion, $1.1 billion and $1.1 billion, respectively, as of September 30, 2019. The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $351 million and $187 million as of September 30, 2019 and December 31, 2018, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of September 30, 2019 and 2018 consisted of cumulative translation adjustment losses, net of tax, of $1.4 billion and $1.3 billion, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $351 million and $321 million, respectively.

(11)    Segment Information

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

CONSOLIDATED RESULTS OF OPERATIONS

In the third quarter and year-to-date periods of 2019, the Company executed well on leveraging the strength and resilience of the ITW Business Model and delivered strong financial results despite demand softness across the portfolio. As expected, the third quarter and year-to-date periods were also negatively impacted by foreign currency translation. In addition, the year-to-date period was negatively impacted by higher restructuring expenses in the first half of 2019 as compared to the prior year. All segments had operating margins above 21% in the third quarter and year-to-date periods of 2019.

The Company does not believe that tariffs imposed in the past year have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,479	$3,613	(3.7)%	(1.7)%	(0.2)%	—%	(1.8)%	(3.7)%
Operating income	$868	$889	(2.3)%	(0.1)%	(0.1)%	(0.1)%	(2.0)%	(2.3)%
Operating margin %	25.0%	24.6%	40 bps	40 bps	—	—	—	40 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$10,640	$11,188	(4.9)%	(2.0)%	(0.2)%	—%	(2.7)%	(4.9)%
Operating income	$2,578	$2,724	(5.3)%	(1.4)%	—%	(1.3)%	(2.6)%	(5.3)%
Operating margin %	24.2%	24.3%	(10) bps	20 bps	—	(30) bps	—	(10) bps

•	Operating revenue declined in the third quarter and year-to-date periods primarily due to the unfavorable effect of foreign currency translation and lower organic revenue.

•
Organic revenue decreased 1.7% and 2.0% in the third quarter and year-to-date periods, respectively, primarily driven by a decline in the Automotive OEM, Specialty Products and Test & Measurement and Electronics segments. Product line simplification activities reduced organic revenue by 60 basis points in the third quarter and 70 basis points in the year-to-date period. Additionally, the third quarter of 2019 benefited from one extra shipping day versus the prior year. Adjusting for this impact, organic revenue declined 3.2% on an equal days basis. The year-to-date period had the same number of shipping days compared to the prior year.

◦
North American organic revenue decreased 2.4% in the third quarter as a decline in the Automotive OEM, Specialty Products, Test & Measurement and Electronics, Welding and Construction Products segments was partially offset by growth in the Polymers & Fluids and Food Equipment segments. Organic revenue declined 1.7% in the year-to-date period as a decrease in five segments was partially offset by growth in the Food Equipment and Polymers & Fluids segments.

◦
Europe, Middle East and Africa organic revenue decreased 1.6% in the third quarter as five segments declined, partially offset by growth in the Polymers & Fluids and Construction Products segments. Organic revenue declined 2.5% in the year-to-date period as a decline in five segments was partially offset by growth in the Food Equipment and Construction Products segments.

◦
Asia Pacific organic revenue increased 1.5% in the third quarter as growth in the Polymers & Fluids, Automotive OEM, Specialty Products and Welding segments was partially offset by a decrease in the Construction Products, Food Equipment and Test & Measurement and Electronics segments. In the year-to-date period, organic revenue declined 2.2% as a decrease in five segments was partially offset by growth in the Welding and Polymers & Fluids segments.

•
Operating income of $868 million and $2.6 billion in the third quarter and year-to-date periods, respectively, decreased 2.3% and 5.3% in the respective periods primarily due to unfavorable foreign currency translation, lower organic revenue and higher restructuring expenses.

•
Operating margin of 25.0% in the third quarter increased 40 basis points primarily driven by benefits from the Company's enterprise initiatives of 120 basis points and favorable price/cost of 20 basis points, partially offset by negative operating leverage of 40 basis points and higher employee-related expenses.

•
In the year-to-date period, operating margin of 24.2% decreased 10 basis points. Excluding the unfavorable impact of higher restructuring expenses of 30 basis points, operating margin increased 20 basis points primarily due to benefits from the Company's enterprise initiatives that contributed 110 basis points, partially offset by negative operating leverage of 40 basis points and higher employee-related expenses.

•
The third quarter 2019 effective tax rate was 21.6% versus 23.7% in 2018. The third quarter 2019 effective tax rate benefited from a discrete tax benefit of $21 million for the U.S. federal provision to return adjustment which primarily related to changes in estimates related to the "Tax Cuts and Jobs Act." Additionally, the third quarter of 2019 benefited from discrete tax benefits of $7 million related to excess tax benefits from stock-based compensation. The third quarter

2018 effective tax rate benefited from a discrete tax benefit of $37 million related to the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary, which was partially offset by a discrete tax charge of $22 million related to foreign tax credits. Refer to Note 4. Income Taxes in Item 1 - Financial Statements for further information.

•
The effective tax rate for the year-to-date period of 2019 was 23.5% compared to 24.1% in 2018. The year-to-date effective tax rates for 2019 and 2018 benefited from the discrete tax items discussed above. Additionally, the year-to-date periods of 2019 and 2018 benefited from discrete tax benefits of $16 million and $6 million, respectively, related to excess tax benefits from stock-based compensation. Refer to Note 4. Income Taxes in Item 1 - Financial Statements for further information.

•
Diluted earnings per share (EPS) was $2.04 for the third quarter and $5.76 for the year-to-date period of 2019. EPS for the third quarter and year-to-date periods included headwinds of $0.05 and $0.26, respectively, compared to the prior year primarily related to unfavorable foreign currency translation and higher restructuring expenses.

•
Free cash flow was $830 million and $2.0 billion for the third quarter and year-to-date periods, respectively. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•
The Company repurchased approximately 2.4 million and 7.6 million shares of its common stock in the third quarter and year-to-date periods of 2019, respectively, for approximately $375 million and $1.1 billion, respectively.

•	The Company increased the quarterly dividend by 7.0% in the third quarter of 2019. Total cash dividends of $977 million were paid in the year-to-date period of 2019.

•
Adjusted after-tax return on average invested capital was 29.2% for the third quarter and 28.6% for the year-to-date period of 2019. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2019	2018	2019	2018	2019	2018	2019	2018
Automotive OEM	$744	$781	$164	$168	$2,338	$2,561	$505	$583
Food Equipment	551	567	152	151	1,617	1,647	421	421
Test & Measurement and Electronics	512	536	130	132	1,569	1,633	387	390
Welding	402	414	113	117	1,251	1,277	355	363
Polymers & Fluids	418	415	101	91	1,261	1,302	287	278
Construction Products	416	431	105	111	1,241	1,303	298	315
Specialty Products	441	475	116	128	1,379	1,482	363	404
Intersegment revenue	(5)	(6)	—	—	(16)	(17)	—	—
Unallocated	—	—	(13)	(9)	—	—	(38)	(30)
Total	$3,479	$3,613	$868	$889	$10,640	$11,188	$2,578	$2,724

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$744	$781	(4.7)%	(2.3)%	—%	—%	(2.4)%	(4.7)%
Operating income	$164	$168	(2.3)%	0.5%	—%	(0.5)%	(2.3)%	(2.3)%
Operating margin %	22.1%	21.5%	60 bps	70 bps	—	(10) bps	—	60 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,338	$2,561	(8.7)%	(5.4)%	—%	—%	(3.3)%	(8.7)%
Operating income	$505	$583	(13.4)%	(7.3)%	—%	(3.0)%	(3.1)%	(13.4)%
Operating margin %	21.6%	22.8%	(120) bps	(50) bps	—	(70) bps	—	(120) bps

•	Operating revenue declined in the third quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.

•
Organic revenue declined 2.3% in the third quarter and 5.4% in the year-to-date period versus worldwide auto builds which decreased 3% in the third quarter and 6% in the year-to-date period. Auto builds for North America, Europe and China, where the Company has higher content, declined 2% and 6% in the third quarter and year-to-date periods, respectively. Product line simplification activities reduced organic revenue by 100 basis points in the third quarter and 120 basis points in the year-to-date period. Additionally, organic revenue in the third quarter of 2019 was negatively impacted by approximately 100 basis points due to unexpected customer shutdowns in North America.

◦
North American organic revenue decreased 6.4% in the third quarter and 6.1% in the year-to-date period compared to North American auto builds which were flat in the third quarter and declined 2% in the year-to-date period due to customer mix. Auto builds for the Detroit 3, where the Company has higher content, decreased 4% in the third quarter and 6% in the year-to-date period. Additionally, the third quarter of 2019 was negatively impacted by unexpected customer shutdowns.

◦
European organic revenue was flat in the third quarter and declined 5.7% in the year-to-date period compared to European auto builds which increased 1% in the third quarter and declined 4% in the year-to-date period due to customer mix.

◦
Asia Pacific organic revenue increased 2.6% in the third quarter and declined 3.8% in the year-to-date period. China organic revenue grew 7.0% in the third quarter and declined 5.0% in the year-to-date period versus China auto builds which declined 5% and 12% in the third quarter and year-to-date periods, respectively.

•
Operating margin was 22.1% in the third quarter. The increase of 60 basis points was primarily driven by benefits from the Company's enterprise initiatives, partially offset by product mix, negative operating leverage of 40 basis points and unfavorable price/cost of 30 basis points.

•
In the year-to-date period, operating margin of 21.6% decreased 120 basis points primarily due to negative operating leverage of 100 basis points, product mix, higher restructuring expenses of 70 basis points and unfavorable price/cost of 70 basis points, partially offset by benefits from the Company's enterprise initiatives.

FOOD EQUIPMENT

This segment is a highly focused and branded industry-leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$551	$567	(2.7)%	(0.7)%	—%	—%	(2.0)%	(2.7)%
Operating income	$152	$151	0.5%	1.5%	—%	1.1%	(2.1)%	0.5%
Operating margin %	27.5%	26.6%	90 bps	60 bps	—	30 bps	—	90 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,617	$1,647	(1.8)%	0.9%	—%	—%	(2.7)%	(1.8)%
Operating income	$421	$421	—%	3.6%	—%	(1.0)%	(2.6)%	—%
Operating margin %	26.0%	25.6%	40 bps	60 bps	—	(20) bps	—	40 bps

•
Operating revenue declined in the third quarter due to the unfavorable effect of foreign currency translation and lower organic revenue. In the year-to-date period, operating revenue declined due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.

•
Organic revenue decreased 0.7% in the third quarter as equipment organic revenue declined 2.2% and service organic revenue increased 2.6%. In the year-to-date period, organic revenue increased 0.9% as equipment organic revenue decreased 0.4% and service organic revenue increased 3.5%.

◦
North American organic revenue was flat in the third quarter as equipment organic revenue declined 1.3%, primarily driven by lower demand in food retail, and service organic revenue increased 2.7%. Additionally, this region had a challenging comparable organic revenue growth in the prior year third quarter of 4.4%, as equipment grew 5.8%. In the year-to-date period, North American organic revenue grew 1.1%. Equipment organic revenue declined 0.3% primarily driven by lower demand in food service, partially offset by higher demand in food retail in the first half of the year. Service organic revenue increased 3.6% in the year-to-date period.

◦
International organic revenue decreased 1.7% in the third quarter as equipment organic revenue declined 3.3% primarily due to lower demand in the European warewash and cooking end markets and lower demand in Asia. Service organic revenue increased 2.4%. International organic revenue grew 0.5% in the year-to-date period as equipment organic revenue declined 0.6% primarily due to lower demand in Asia, partially offset by higher demand in the European warewash and cooking end markets, and service organic revenue increased 3.3%.

•
Operating margin of 27.5% in the third quarter increased 90 basis points primarily due to benefits from the Company's enterprise initiatives, favorable price/cost of 40 basis points and lower restructuring expenses, partially offset by negative operating leverage of 20 basis points, product mix and higher employee-related expenses.

•
In the year-to-date period, operating margin was 26.0%. The increase of 40 basis points was primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 40 basis points, partially offset by product mix, higher employee-related expenses and higher restructuring expenses.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$512	$536	(4.7)%	(3.3)%	—%	—%	(1.4)%	(4.7)%
Operating income	$130	$132	(1.3)%	1.2%	—%	(1.1)%	(1.4)%	(1.3)%
Operating margin %	25.6%	24.7%	90 bps	110 bps	—	(20) bps	—	90 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,569	$1,633	(4.0)%	(1.7)%	—%	—%	(2.3)%	(4.0)%
Operating income	$387	$390	(0.6)%	1.7%	—%	(0.1)%	(2.2)%	(0.6)%
Operating margin %	24.7%	23.9%	80 bps	80 bps	—	—	—	80 bps

•	Operating revenue declined in the third quarter and year-to-date periods due to the unfavorable effect of foreign currency translation and lower organic revenue.

•	Organic revenue decreased 3.3% and 1.7% in the third quarter and year-to-date periods, respectively.

◦
Organic revenue for the test and measurement businesses decreased 3.9% and 3.0% in the third quarter and year-to-date periods, respectively, primarily driven by lower semi-conductor end market demand in North America. Excluding semi-conductor, the test and measurement businesses increased 0.7% and 3.3% in the third quarter and year-to-date periods, respectively. Additionally, the test and measurement businesses had challenging comparable organic revenue growth in the prior year of 7.2% in the third quarter and 8.0% in the year-to-date period. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 1.8% and 4.1% in the third quarter and year-to-date periods of 2019, respectively.

◦
Electronics organic revenue declined 2.6% in the third quarter and 0.2% in the year-to-date period. The electronics assembly businesses decreased 8.6% and 2.7% in the third quarter and year-to-date periods, respectively, primarily due to lower demand in North America and Asia. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 1.5% in the third quarter and 1.4% in the year-to-date period primarily due to growth in North America and Asia, partially offset by a decline in Europe.

•
Operating margin of 25.6% in the third quarter increased 90 basis points primarily due to favorable price/cost of 90 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense, partially offset by negative operating leverage of 100 basis points.

•
In the year-to-date period, operating margin was 24.7%. The increase of 80 basis points was primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 40 basis points and lower intangible asset amortization expense, partially offset by negative operating leverage of 50 basis points.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment;

•	metal arc welding consumables and related accessories; and

•	metal jacketing and other insulation products.

The results of operations for the Welding segment for the third quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$402	$414	(3.0)%	(1.6)%	(0.8)%	—%	(0.6)%	(3.0)%
Operating income	$113	$117	(2.9)%	(2.1)%	(0.1)%	(0.5)%	(0.2)%	(2.9)%
Operating margin %	28.2%	28.2%	—%	(20) bps	20 bps	(10) bps	10 bps	—

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,251	$1,277	(2.1)%	(0.4)%	(0.7)%	—%	(1.0)%	(2.1)%
Operating income	$355	$363	(2.2)%	(0.7)%	—%	(1.1)%	(0.4)%	(2.2)%
Operating margin %	28.4%	28.4%	—	(10) bps	20 bps	(30) bps	20 bps	—

•	Operating revenue decreased in the third quarter and year-to-date periods due to lower organic revenue, a divestiture and the unfavorable effect of foreign currency translation.

•
Organic revenue declined 1.6% in the third quarter driven by a decrease in equipment sales of 2.2%, primarily due to lower demand in the industrial end markets, and a decrease in consumable sales of 0.8%. In the year-to-date period, organic revenue decreased 0.4% as equipment declined 1.4%, partially offset by growth in consumables of 1.0%.

◦
North American organic revenue decreased 1.3% in the third quarter primarily due to a 2.7% decline in the industrial end markets, partially offset by an increase of 4.5% in the oil and gas end markets. In the year-to-date period, organic revenue declined 0.6% as decreases in the industrial and oil and gas end markets were offset by growth in the commercial end markets.

◦
International organic revenue decreased 2.9% in the third quarter primarily due to a decline in the oil and gas end markets. In the year-to-date period, organic revenue increased 0.3% primarily due to higher demand in Asia in the oil and gas end markets in the first half of the year, partially offset by a decline in Europe.

•
Operating margin of 28.2% in the third quarter was flat compared to the prior year as benefits from the Company's enterprise initiatives and favorable price/cost of 40 basis points were offset by product mix, negative operating leverage of 40 basis points and higher employee-related expenses.

•
In the year-to-date period, operating margin of 28.4% was flat compared to the prior year as benefits from the Company's enterprise initiatives and favorable price/cost of 80 basis points were offset by product mix, higher restructuring expenses and higher employee-related expenses.

POLYMERS & FLUIDS

This segment is a branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$418	$415	0.8%	2.8%	0.1%	—%	(2.1)%	0.8%
Operating income	$101	$91	10.3%	13.6%	0.1%	(0.4)%	(3.0)%	10.3%
Operating margin %	24.1%	22.1%	200 bps	230 bps	—	(10) bps	(20) bps	200 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,261	$1,302	(3.1)%	0.7%	(0.6)%	—%	(3.2)%	(3.1)%
Operating income	$287	$278	3.0%	7.7%	(0.1)%	(0.9)%	(3.7)%	3.0%
Operating margin %	22.8%	21.4%	140 bps	150 bps	10 bps	(20) bps	—	140 bps

•
Operating revenue increased in the third quarter primarily due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue decreased due to the unfavorable effect of foreign currency translation and a divestiture, partially offset by higher organic revenue.

•
Organic revenue increased 2.8% in the third quarter as growth in the polymers and automotive aftermarket businesses was offset by a decline in the fluids businesses. In the year-to-date period, organic revenue increased 0.7% as growth in the polymers businesses was partially offset by a decline in the automotive aftermarket businesses, resulting from lower demand in the first quarter, and a decline in the fluids businesses.

◦
Organic revenue for the automotive aftermarket businesses grew 2.0% in the third quarter primarily driven by an increase in the car care businesses in North America and the additives businesses in Europe. In the year-to-date period, organic revenue declined 0.5% primarily due to lower demand in the tire repair businesses in North America and the additives businesses in Europe, partially offset by stronger demand in the car care businesses in North America.

◦
Organic revenue for the polymers businesses increased 6.6% and 3.2% in the third quarter and year-to-date periods, respectively, primarily driven by growth in North America, primarily in the heavy industrial end markets, and in Asia. In the prior year third quarter, organic revenue for the polymers businesses declined 2.9%.

◦
Organic revenue for the fluids businesses decreased 1.1% and 0.9% in the third quarter and year-to-date periods, respectively, primarily due to a decline in the industrial maintenance, repair, and operations end markets in North America.

•
Operating margin of 24.1% in the third quarter increased 200 basis points primarily driven by the net benefits from the Company's enterprise initiatives and cost management, positive operating leverage of 60 basis points and favorable price/cost of 20 basis points.

•
In the year-to-date period, operating margin was 22.8%. The increase of 140 basis points was primarily due to the net benefits from the Company's enterprise initiatives and cost management, partially offset by higher restructuring expenses.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$416	$431	(3.6)%	(0.7)%	—%	—%	(2.9)%	(3.6)%
Operating income	$105	$111	(6.1)%	(3.1)%	—%	(0.3)%	(2.7)%	(6.1)%
Operating margin %	25.1%	25.8%	(70) bps	(60) bps	—	(10) bps	—	(70) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,241	$1,303	(4.8)%	(0.9)%	—%	—%	(3.9)%	(4.8)%
Operating income	$298	$315	(5.4)%	(0.8)%	—%	(1.0)%	(3.6)%	(5.4)%
Operating margin %	24.0%	24.2%	(20) bps	—	—	(30) bps	10 bps	(20) bps

•	Operating revenue decreased in the third quarter and year-to-date periods due to the unfavorable effect of foreign currency translation and lower organic revenue.

•	Organic revenue declined 0.7% in the third quarter and 0.9% in the year-to-date period.

◦
North American organic revenue was essentially flat for the third quarter and declined 0.3% in the year-to-date period, as an increase of 0.5% and 0.6% in the United States residential and commercial end markets, respectively, was offset by a decline in Canada.

◦
International organic revenue declined 1.1% and 1.3% in the third quarter and year-to-date periods, respectively. Asia Pacific organic revenue decreased 3.5% and 5.6% in the third quarter and year-to-date periods, respectively, primarily due to a decline in Australia and New Zealand across all end markets. European organic revenue increased 1.4% in the third quarter and 2.7% in the year-to-date period driven by growth in continental Europe.

•
Operating margin was 25.1% in the third quarter. The decrease of 70 basis points was driven by unfavorable price/cost of 30 basis points, negative operating leverage of 20 basis points, higher restructuring expenses and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

•
In the year-to-date period, operating margin of 24.0% decreased 20 basis points primarily driven by unfavorable price/cost of 50 basis points, higher restructuring expenses and negative operating leverage of 20 basis points, partially offset by benefits from the Company's enterprise initiatives.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, printing and publishing and industrial capital goods markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal closures and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods of 2019 and 2018 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$441	$475	(7.1)%	(4.7)%	(0.8)%	—%	(1.6)%	(7.1)%
Operating income	$116	$128	(9.1)%	(7.7)%	(0.2)%	0.5%	(1.7)%	(9.1)%
Operating margin %	26.2%	26.8%	(60) bps	(80) bps	10 bps	10 bps	—	(60) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,379	$1,482	(6.9)%	(4.3)%	(0.6)%	—%	(2.0)%	(6.9)%
Operating income	$363	$404	(10.1)%	(7.8)%	—%	(0.4)%	(1.9)%	(10.1)%
Operating margin %	26.3%	27.2%	(90) bps	(100) bps	20 bps	(10) bps	—	(90) bps

•	Operating revenue decreased in the third quarter and year-to-date periods due to lower organic revenue, the unfavorable effect of foreign currency translation and a divestiture.

•
Organic revenue decreased 4.7% and 4.3% in the third quarter and year-to-date periods, respectively. Consumables declined 5.0% in the third quarter and 5.6% in the year-to-date period primarily due to lower demand in North America and Europe. Equipment sales declined 3.6% in the third quarter with decreases across all major regions. In the year-to-date period, equipment sales increased 0.5% primarily due to higher demand in North America, partially offset by a decline in Asia. Product line simplification activities reduced organic revenue by 100 basis points in the respective periods.

◦
North American organic revenue decreased 4.3% and 2.9% in the third quarter and year-to-date periods, respectively, primarily due to a decrease in the consumer packaging, specialty films and labels businesses, partially offset by growth in the ground support equipment business.

◦
International organic revenue decreased 5.2% and 6.5% in the third quarter and year-to-date periods, respectively, primarily due to a decline in the graphics, specialty films and foils businesses in Europe.

•
Operating margin was 26.2% in the third quarter. The decrease of 60 basis points was primarily driven by product mix, negative operating leverage of 100 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

•
In the year-to-date period, operating margin of 26.3% decreased 90 basis points primarily due to product mix, negative operating leverage of 80 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense of $52 million and $170 million in the third quarter and year-to-date periods, respectively, decreased from $64 million and $194 million in the respective periods of 2018. The decrease in the third quarter and year-to-date periods was primarily due to the repayment of the $700 million notes due April 1, 2019 and the $650 million notes due March 1, 2019.

•
Other income (expense) was income of $26 million and $10 million in the third quarter of 2019 and 2018, respectively. Other income (expense) was income of $49 million in the year-to-date period of 2019 versus $48 million in the prior year period. The year-to-date period of 2019 included estimated losses of $4 million recorded in the second quarter of 2019 related to the divestiture of two businesses in the Specialty Products segment. Refer to Note 2. Divestitures in Item 1 - Financial Statements for further information.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies of Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $1.8 billion of cash and equivalents on hand at September 30, 2019 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the third quarter and year-to-date periods of 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018
Net cash provided by operating activities	$920	$844	$2,221	$2,002
Additions to plant and equipment	(90)	(101)	(244)	(282)
Free cash flow	$830	$743	$1,977	$1,720

Cash dividends paid	$(323)	$(262)	$(977)	$(792)
Repurchases of common stock	(375)	(500)	(1,125)	(1,500)
Acquisition of businesses (excluding cash and equivalents) and additional interest in affiliates	—	—	(4)	—
Net proceeds from (repayments of) debt with original maturities of three months or less	1	—	(1)	(850)
Proceeds from debt with original maturities of more than three months	—		1,774	—
Repayments of debt with original maturities of more than three months	—	(1)	(1,350)	(1)
Other	47	10	66	24
Effect of exchange rate changes on cash and equivalents	(32)	(29)	(39)	(106)
Net increase (decrease) in cash and equivalents	$148	$(39)	$321	$(1,505)

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

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 2.0 million shares of its common stock at an average price of $149.04 in the second quarter of 2019, and approximately 2.4 million shares of its common stock at an average price of $150.97 in the third quarter of 2019. As of September 30, 2019, there were $2.3 billion of authorized repurchases remaining under the 2018 Program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. For comparability, the Company excluded the third quarter 2019 discrete tax benefit of

$21 million from the effective tax rate for the three and nine months ended September 30, 2019. Additionally, the Company excluded the third quarter 2018 net discrete tax benefit of $15 million from the effective tax rate for the three and nine months ended September 30, 2018. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the third quarter and year-to-date periods of 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2019	2018	2019	2018
Operating income	$868	$889	$2,578	$2,724
Adjusted tax rate	24.1%	25.5%	24.3%	24.7%
Income taxes	(210)	(227)	(628)	(674)
Operating income after taxes	$658	$662	$1,950	$2,050

Invested capital:
Trade receivables	$2,499	$2,777	$2,499	$2,777
Inventories	1,209	1,338	1,209	1,338
Net assets held for sale	324	—	324	—
Net plant and equipment	1,693	1,799	1,693	1,799
Goodwill and intangible assets	5,320	5,785	5,320	5,785
Accounts payable and accrued expenses	(1,722)	(1,844)	(1,722)	(1,844)
Other, net	(535)	(494)	(535)	(494)
Total invested capital	$8,788	$9,361	$8,788	$9,361

Average invested capital	$9,007	$9,470	$9,083	$9,634
Adjusted return on average invested capital	29.2%	28.0%	28.6%	28.4%

A reconciliation of the tax rate for the three and nine month periods ended September 30, 2019 excluding the third quarter 2019 discrete tax benefit of $21 million is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$182	21.6%	$577	23.5%
Discrete tax benefit	21	2.5%	21	0.8%
As adjusted	$203	24.1%	$598	24.3%

A reconciliation of the tax rate for the three and nine month periods ended September 30, 2018 excluding the third quarter 2018 net discrete tax benefit of $15 million is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$197	23.7%	$622	24.1%
Net discrete tax benefit	15	1.8%	15	0.6%
As adjusted	$212	25.5%	$637	24.7%

Refer to Note 4. Income Taxes in Item 1. Financial Statements for further information regarding the third quarter 2019 discrete tax benefit and the third quarter 2018 net discrete tax benefit.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2019 and December 31, 2018 is summarized as follows:

In millions	September 30, 2019	December 31, 2018	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,825	$1,504	$321
Trade receivables	2,499	2,622	(123)
Inventories	1,209	1,318	(109)
Other	292	334	(42)
Assets held for sale	420	—	420
Total current assets	6,245	5,778	467
Current liabilities:
Short-term debt	—	1,351	(1,351)
Accounts payable and accrued expenses	1,722	1,795	(73)
Other	405	396	9
Liabilities held for sale	96	—	96
Total current liabilities	2,223	3,542	(1,319)
Net working capital	$4,022	$2,236	$1,786

The increase in net working capital as of September 30, 2019 was primarily driven by lower short-term debt. See Note 9. Debt in Item 1. Financial Statements for further information.

As of September 30, 2019, a majority of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs, reinvested to fund expansion of existing international businesses, used to fund new international acquisitions, or used to repay debt held internationally. In the U.S., the Company utilizes cash flows from domestic operations to fund domestic cash needs, which primarily consist of dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations, reinvesting to fund expansion of existing U.S. businesses and general corporate needs. The Company also uses its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated domestically and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of September 30, 2019 and December 31, 2018 was as follows:

In millions	September 30, 2019	December 31, 2018
Short-term debt	$—	$1,351
Long-term debt	7,643	6,029
Total debt	$7,643	$7,380

There was no commercial paper outstanding as of September 30, 2019 and December 31, 2018. As of December 31, 2018, short-term debt included $650 million related to the 1.95% notes due March 1, 2019 and $700 million related to the 6.25% notes due April 1, 2019, both of which were repaid on their due date.

During the third quarter of 2019, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of September 27, 2024. This agreement replaced the existing $2.5 billion line of credit agreement with a termination date of May 9, 2021. No amount was outstanding under this agreement as of September 30, 2019.

In June 2019, the Company issued €600 million of 0.25% Euro notes due December 5, 2024 at 99.662% of face value, €500 million of 0.625% Euro notes due December 5, 2027 at 99.343% of face value and €500 million of 1.00% Euro notes due June

5, 2031 at 98.982% of face value. Net proceeds from the issuances were used to repay commercial paper and for general corporate purposes.

The Company designated the €1.6 billion of Euro notes issued in June 2019 as a hedge of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Refer to Note 10. Accumulated Other Comprehensive Income (Loss) in Item 1. Financial Statements for additional information regarding the net investment hedge.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended September 30, 2019 and December 31, 2018 was as follows:

Dollars in millions	September 30, 2019	December 31, 2018
Total debt	$7,643	$7,380

Net income	$2,487	$2,563
Add:
Interest expense	233	257
Other income	(68)	(67)
Income taxes	786	831
Depreciation	268	272
Amortization and impairment of intangible assets	168	189
EBITDA	$3,874	$4,045
Total debt to EBITDA ratio	2.0	1.8

Stockholders’ Equity

The changes to stockholders’ equity during the nine months ended September 30, 2019 were as follows:

In millions
Total stockholders’ equity, December 31, 2018	$3,258
Net income	1,880
Repurchases of common stock	(1,125)
Cash dividends declared	(993)
Foreign currency translation adjustments, net of tax	(134)
Other	84
Total stockholders’ equity, September 30, 2019	$2,970

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2019. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2019 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the buyback of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of September 30, 2019, there were $2.3 billion of authorized repurchases remaining under the 2018 program.

Share repurchase activity for the third quarter of 2019 was as follows:

In millions except per share amounts

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Programs
July 2019	0.6	$155.40	0.6	$2,600
August 2019	1.7	$149.16	1.7	$2,346
September 2019	0.1	$153.35	0.1	$2,321
Total	2.4		2.4

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10(a)
Five Year Credit Agreement dated as of September 27, 2019 among Illinois Tool Works Inc., JPMorgan Chase Bank, N.A., as Agent, Citibank, N.A., as Syndication Agent, and a syndicate of Lenders, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on October 3, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 28, 2019	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)