Form 10-K
period 2019-12-31
ILLINOIS TOOL WORKS INC
filed 2020-02-14
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 1-4797
ILLINOIS TOOL WORKS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware			36-1258310
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
155 Harlem Avenue	Glenview	Illinois	60025
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (847) 724-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	ITW	New York Stock Exchange
1.75% Euro Notes due 2022	ITW22	New York Stock Exchange
1.25% Euro Notes due 2023	ITW23	New York Stock Exchange
0.250% Euro Notes due 2024	ITW24A	New York Stock Exchange
0.625% Euro Notes due 2027	ITW27	New York Stock Exchange
2.125% Euro Notes due 2030	ITW30	New York Stock Exchange
1.00% Euro Notes due 2031	ITW31	New York Stock Exchange
3.00% Euro Notes due 2034	ITW34	New York Stock Exchange
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
Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $45.6 billion based on the New York Stock Exchange closing sales price as of June 30, 2019.
Shares of Common Stock outstanding at January 31, 2020: 318,864,237.
Documents Incorporated by Reference

Portions of the 2020 Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 2020.	Part III

PART I

ITEM 1. Business

General

Illinois Tool Works Inc. (the "Company" or "ITW") was founded in 1912 and incorporated in 1915. The Company's ticker symbol is ITW. The Company is a global manufacturer of a diversified range of industrial products and equipment with 84 divisions in 53 countries. As of December 31, 2019, the Company employed approximately 45,000 people.

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

Test & Measurement and Electronics— This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive original equipment manufacturers and tiers, industrial capital goods, energy and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for electronics, medical, transportation and telecommunications applications.

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

•	arc welding equipment; and

•	metal arc welding consumables and related accessories.

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

Specialty Products— This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, general industrial, consumer durables, industrial capital goods and printing and publishing markets. Products in this segment include:

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

The ITW Business Model

The powerful and highly differentiated ITW Business Model is the Company’s core source of value creation. The ITW Business Model is the Company’s competitive advantage and defines how ITW creates value for its shareholders. It is comprised of three unique elements:

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

•
Customer-back Innovation has fueled decades of profitable growth at ITW. The Company’s unique innovation approach is built on insight gathered from the 80/20 Front-to-Back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their “80” customers. ITW’s innovation efforts are focused on understanding customer needs, particularly those in “80” markets with solid long-term growth fundamentals, and creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 18,000 granted and pending patents;

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

Enterprise Strategy

In late 2012, ITW began its strategic framework transitioning the Company on its current path to fully leverage the compelling performance potential of the ITW Business Model. The Company undertook a complete review of its performance, focusing on its businesses delivering consistent above-market growth with best-in-class margins and returns, and developing a strategy to replicate that performance across its operations.

ITW determined that solid and consistent above-market organic growth is the core growth engine to deliver world-class financial performance and compelling long-term returns for its shareholders. To shift its primary growth engine to organic, the Company began executing a multi-step approach.

•
The first step was to narrow the focus and improve the quality of ITW's business portfolio. As part of the Portfolio Management initiative, ITW exited businesses that were operating in commoditized market spaces and prioritized sustainable differentiation as a must-have requirement for all ITW businesses. This process included both divesting entire businesses and exiting commoditized product lines and customers inside otherwise highly differentiated ITW divisions.

As a result of this work, ITW's business portfolio now has significantly higher organic growth potential. ITW segments and divisions now possess attractive and differentiated product lines and end markets as they continue to improve operating margins and generate price/cost increases. The Company achieved this through product line simplification, or eliminating the complexity and overhead costs associated with smaller product lines and customers, while supporting and growing the businesses' largest / most profitable customers and product lines.

•
Step two, Business Structure Simplification, was implemented to simplify and scale up ITW’s operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 84 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

•
The Strategic Sourcing initiative established sourcing as a core strategic and operational capability at ITW, delivering an average of one percent reduction in spend each year from 2013 through 2019 and continues to be a key contributor to the Company's ongoing enterprise strategy.

•
With the initial portfolio realignment and scale-up work largely complete, the Company shifted its focus to preparing for and accelerating organic growth, reapplying the 80/20 Front-to-Back process to optimize its newly scaled-up divisions for growth, first, to build a foundation of operational excellence, and second, to identify the best opportunities to drive organic growth.

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

Path to Full Potential - Finishing the Job

Since the launch of the enterprise strategy, the Company has made considerable progress to position itself to reach full potential. The ITW Business Model and unique set of capabilities are a source of strong and enduring competitive advantage, but for the Company to truly finish the job and reach its full potential, every one of its divisions must also be operating at its full potential. To do so, the Company remains focused on its core principles to position ITW to perform to its full potential:

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

The Company focuses on high-quality businesses, ensuring it operates in markets with positive long-term macro fundamentals and with customers that have critical needs and value ITW's differentiated products, services and solutions. ITW’s portfolio operates in highly diverse end markets and geographies which makes the Company more resilient in the face of uncertain or volatile market environments.

As part of its agenda to finish the job, the Company routinely evaluates its portfolio to ensure it delivers sustainable differentiation and drives consistent long-term performance. This includes both implementing portfolio refinements and assessing selective high-quality acquisitions to supplement ITW’s long-term growth potential.

The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with revenues totaling up to $1 billion. In the fourth quarter of 2019, the Company completed the divestitures of three businesses and continues to evaluate options for certain other businesses. The Company expects any earnings per share dilution from divestitures would be offset by incremental share repurchases. Refer to Note 2. Divestitures in Item 8. Financial Statements and Supplementary Data for more information regarding divestitures.

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

ITW will continue its efforts to finish the job and drive 80/20 Front-to-Back practice excellence in every division in the Company, every day. Driving strong operational excellence in the quality of 80/20 Front-to-Back practice across the Company, division by division, will produce further customer-facing performance improvement in a number of the Company's divisions and additional structural margin expansion at the enterprise level.

Full-Potential Organic Growth

Reaching full potential means that every division is positioned for sustainable, high-quality organic growth. The Company has clearly defined action plans aimed at leveraging the performance power of the ITW Business Model to achieve full-potential organic growth in every division, with specific focus on:

•	"80” focused Market Penetration - fully leveraging the considerable growth potential that resides in the Company's largest and most differentiated product offerings and customer relationships

•	Customer-Back Innovation - strengthening the Company's commitment to serial innovation and delivering a continuous flow of differentiated new products to its key customers

•	Strategic Sales Excellence - deploying a high-performance sales function in every division

As the Company continues to make progress toward its full potential, the Company will explore opportunities to reinforce or further expand the long-term organic growth potential of ITW through the addition of selective high-quality acquisitions.

Current Year Developments

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Distribution Methods

The Company’s businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of their products. Total backlog was $1.5 billion and $1.6 billion as of December 31, 2019 and 2018, respectively. Due to the predominately short-term nature of the Company's arrangements with its customers, backlog orders scheduled for shipment beyond calendar year 2020 were not material as of December 31, 2019.

Competition

With operations in 53 countries, the Company offers a wide range of products in a myriad of markets, many of which are fragmented, and the Company encounters a variety of competitors that vary by product line, end market and geographic area. The Company's competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. Each of the Company's segments generally has several main competitors and numerous smaller ones in most of their end markets and geographic areas. In addition to numerous smaller regional competitors, the Welding segment competes globally with Lincoln Electric and ESAB.

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

Intellectual Property

The Company owns approximately 3,600 unexpired U.S. patents and 8,700 foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,500 applications for patents pending in the U.S. Patent Office and 4,300 applications pending in foreign patent offices. There is no assurance that any of these patents will be issued. The Company maintains a patent group for the administration of patents and processing of patent applications.

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

Employees

The Company employed approximately 45,000 people as of December 31, 2019 and considers its employee relations to be excellent.

Information About Our Executive Officers

The executive officers of the Company serve at the discretion of the Board of Directors. Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Unless otherwise stated, employment is by the Company.

Executive Officers of the Company as of February 14, 2020 were as follows:

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2015-2019
E. Scott Santi	58	Chairman & Chief Executive Officer	2015	President and Chief Executive Officer, 2012-2015
Axel Beck	54	Executive Vice President	2020	Vice President/General Manager, food equipment businesses, 2011-2016, Group President, food equipment businesses, 2016-2020
Kenneth Escoe	44	Executive Vice President	2020	Vice President/General Manager, welding businesses, 2014-2016, Vice President/General Manager, specialty products businesses, 2016-2019, Group President, specialty products businesses, 2019-2020
Norman D. Finch Jr.	55	Senior Vice President, General Counsel & Secretary	2017	Vice President, General Counsel and Secretary, Sealed Air Corporation, a global manufacturer of products related to food safety and security, facility hygiene and product protection, 2013-2017
John R. Hartnett	59	Executive Vice President	2012
Michael M. Larsen	51	Senior Vice President & Chief Financial Officer	2013
Mary K. Lawler	54	Senior Vice President & Chief Human Resources Officer	2014
Steven L. Martindale	63	Executive Vice President	2008
Christopher O’Herlihy	56	Vice Chairman	2015	Executive Vice President, 2010-2015
Randall J. Scheuneman	52	Vice President & Chief Accounting Officer	2009
Lei Schlitz	53	Executive Vice President	2015	Group President, food equipment businesses, 2011-2015
Sharon Szafranski	53	Executive Vice President	2020
Vice President/General Manager, food equipment businesses, 2010-2016, Vice President/General Manager, test & measurement and electronics businesses, 2016-2019, Group President, test & measurement and electronics businesses, 2019-2020

Michael R. Zimmerman	59	Executive Vice President	2015	Group President, welding businesses, 2010-2015

Available Information

The Company electronically files reports with the Securities and Exchange Commission ("SEC"). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company's website (www.itw.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any shareholder who requests them. The Company will furnish any exhibit not contained herein upon the payment of a fee representing the reasonable cost to the Company of furnishing the exhibit. Requests for exhibits may be sent to Illinois Tool Works Inc., 155 Harlem Avenue, Glenview, IL 60025, Attention: Secretary. Also posted on the Company’s website are the following:

•	Statement of Principles of Conduct;

•	Code of Ethics for CEO and key financial and accounting personnel;

•	Charters of the Audit, Corporate Governance and Nominating, and Compensation Committees of the Board of Directors;

•	Corporate Governance Guidelines;

•	Global Anti-Corruption Policy;

•	Corporate Social Responsibility Reports;

•	Anti-Human Trafficking Disclosure;

•	Conflict Minerals Policy Statement;

•	Supplier Code of Conduct;

•	Government Affairs Information;

•	Environmental & Sustainability Policy;

•	Human Rights Policy;

•	Safety Policy; and

•	United Kingdom Tax Policy Document.

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

Over 50% of the Company's net sales are derived from customers outside the United States, and the Company currently operates in 53 countries. The risks inherent in the Company's global operations include:

•	fluctuation in currency exchange rates;

•	limitations on ownership or participation in local enterprises;

•	price controls, exchange controls and limitations on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	acts of terrorism;

•	the impact of widespread public health crises;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures;

•	government actions impacting international trade agreements;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for expropriation or nationalization of enterprises;

•	difficulties in staffing and managing multi-national operations;

•	limitations on its ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

The current global geopolitical and trade environment has resulted in raw material inflation and potential for increased escalation of domestic and international tariffs and retaliatory trade policies. Further changes in U.S. trade policy (including new or additional increases in duties or tariffs) and additional retaliatory actions by U.S. trade partners could result in a worsening of economic conditions. Additionally, in early 2020, an outbreak of the coronavirus occurred in China and other jurisdictions. The extent of the outbreak and its impact on the markets served by the Company and on its operations is uncertain. A prolonged outbreak could interrupt the operations of the Company and its customers and suppliers. If the Company is unable to successfully manage these and other risks associated with managing and expanding its international businesses, the risks could have a material adverse effect on the Company's business, results of operations or financial condition.

The benefits from the Company’s Enterprise Strategy may not be as expected and the Company's financial results could be adversely impacted, or the Company may not meet its long-term financial performance targets.

As the Company continues to execute on its Enterprise Strategy initiatives, it remains focused on the core principles of portfolio discipline, 80/20 Front-to-Back practice excellence, and organic growth. Product line and customer base simplification activities, which are core elements of the Company’s 80/20 Front-to-Back process, continue to be applied by the Company’s operating divisions and are active elements of the Enterprise Strategy. Although these activities are expected to improve future operating margins and organic revenue growth, they are also expected to have a negative impact on the Company’s overall organic revenue growth in the short term. Additionally, other core activities of the Enterprise Strategy related to portfolio discipline and organic growth, including customer-back innovation and strategic sales excellence, may not have the desired impact on future operating results. If the Company is unable to realize the expected benefits from its Enterprise Strategy initiatives, the Company's financial results could be adversely impacted, or the Company may not meet its long-term financial performance targets.

The timing and amount of the Company’s share repurchases are subject to a number of uncertainties.

Share repurchases constitute a significant component of the Company’s capital allocation strategy. The Company funds its share repurchases with free cash flow and short-term borrowings. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company's common stock, the nature of other investment opportunities presented to the Company from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash.

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

The Company had significant divestiture activity in 2012, 2013 and 2014 in accordance with its portfolio management initiative, and it divested additional businesses in 2019 as it continues portfolio refinements to maintain portfolio discipline. The Company has retained certain liabilities directly or through indemnifications made to the buyers against known and unknown contingent liabilities such as lawsuits, tax liabilities, product liability claims and environmental matters, which could adversely affect the Company's financial results.

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

The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company's results of operations and profit margins. In particular, changes in trade policies, the imposition of duties and tariffs, potential retaliatory countermeasures and severe weather events could adversely impact the price or availability of raw materials. Due to pricing pressure or other factors, the Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Consequently, its results of operations and financial condition may be adversely affected.

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

Uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change, could impact the Company's results of operations and financial position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. These regulations or standards could mandate even more restrictive requirements, such as stricter limits on greenhouse gas emissions and production of single use plastics, than the voluntary commitments that the Company has made or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, product demand and manufacturing. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company or its products, or the Company's operations are disrupted due to physical impacts of climate change, the Company’s business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

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

ITW practices fair disclosure for all interested parties. Investors should be aware that while ITW regularly communicates with securities analysts and other investment professionals, it is against ITW's policy to disclose to them any material non-

public information or other confidential commercial information. Investors should not assume that ITW agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Due to the Company’s decentralized operating structure and global operations, the Company operates out of a number of facilities worldwide, none of which are individually significant to the Company or its segments. As of December 31, 2019, the Company operated approximately 440 plants and office facilities, excluding regional sales offices and warehouse facilities. Approximately 280 of the facilities were located outside of the United States. Principal foreign countries include China, Germany, the United Kingdom and France.

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

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data— The Company's common stock is listed on the New York Stock Exchange. There were approximately 5,513 holders of record of common stock as of January 31, 2020. This number does not include beneficial owners of the Company's securities held in the name of nominees.

*Assumes $100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal years ended December 31.
Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

The 2019 peer group consists of the following 17 public companies, consistent with the peer group included in the Company's Proxy statement:

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

Repurchases of Common Stock— On February 13, 2015, the Company’s Board of Directors authorized a stock repurchase program which provided for the repurchase of up to $6.0 billion of the Company’s common stock over an open-ended period of time (the "2015 Program"). The 2015 Program was completed in the second quarter of 2019.

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of December 31, 2019, there were approximately $1.9 billion of authorized repurchases remaining under the 2018 program.

Share repurchase activity under the Company's share repurchase program for the fourth quarter of 2019 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Programs
October 2019	0.1	$167.78	0.1	$2,301
November 2019	0.3	$173.98	0.3	$2,256
December 2019	1.8	$175.67	1.8	$1,946
Total	2.2		2.2

ITEM 6. Selected Financial Data

In millions except per share amounts	2019	2018	2017	2016	2015
Operating revenue	$14,109	$14,768	$14,314	$13,599	$13,405
Income from continuing operations	2,521	2,563	1,687	2,035	1,899
Income per share from continuing operations:
Basic	7.78	7.65	4.90	5.73	5.16
Diluted	7.74	7.60	4.86	5.70	5.13
Total assets at year-end	15,068	14,870	16,780	15,201	15,729
Long-term debt at year-end	7,754	6,029	7,478	7,177	6,896
Cash dividends declared per common share	4.14	3.56	2.86	2.40	2.07

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

In March 2016, the FASB issued authoritative guidance that included several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. Among the more significant changes, the new guidance requires that the income tax effects associated with the settlement of stock-based awards after adoption of the guidance be recognized through income tax expense rather than directly in equity. Additionally, the income tax effects related to excess tax benefits should be presented within operating cash flows in the statement of cash flows rather than as a financing activity. Excess tax benefits recognized in equity under the prior guidance were $29 million and $20 million for the years ended December 31, 2016 and 2015, respectively. The Company adopted the new guidance effective January 1, 2017 and applied the new guidance prospectively. Excess tax benefits of $28 million, $10 million and $50 million were included in Income taxes in the statement of income for the years ended December 31, 2019, 2018 and 2017, respectively. The expected effect on income tax expense or net cash provided from operating activities related to future stock-based award settlements will vary each period and will depend on inputs such as the stock price at the time of settlement and the number of awards settled in the period presented.

Additional information on the comparability of results is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with 84 divisions in 53 countries. As of December 31, 2019, the Company employed approximately 45,000 people.

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

THE ITW BUSINESS MODEL

The powerful and highly differentiated ITW Business Model is the Company’s core source of value creation. The ITW Business Model is the Company’s competitive advantage and defines how ITW creates value for its shareholders. It is comprised of three unique elements:

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

•
Customer-back Innovation has fueled decades of profitable growth at ITW. The Company’s unique innovation approach is built on insight gathered from the 80/20 Front-to-Back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their “80” customers. ITW’s innovation efforts are focused on understanding customer needs, particularly those in “80” markets with solid long-term growth fundamentals, and creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 18,000 granted and pending patents;

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

ENTERPRISE STRATEGY

In late 2012, ITW began its strategic framework transitioning the Company on its current path to fully leverage the compelling performance potential of the ITW Business Model. The Company undertook a complete review of its performance, focusing on its businesses delivering consistent above-market growth with best-in-class margins and returns, and developing a strategy to replicate that performance across its operations.

ITW determined that solid and consistent above-market organic growth is the core growth engine to deliver world-class financial performance and compelling long-term returns for its shareholders. To shift its primary growth engine to organic, the Company began executing a multi-step approach.

•
The first step was to narrow the focus and improve the quality of ITW's business portfolio. As part of the Portfolio Management initiative, ITW exited businesses that were operating in commoditized market spaces and prioritized sustainable differentiation as a must-have requirement for all ITW businesses. This process included both divesting entire businesses and exiting commoditized product lines and customers inside otherwise highly differentiated ITW divisions.

As a result of this work, ITW's business portfolio now has significantly higher organic growth potential. ITW segments and divisions now possess attractive and differentiated product lines and end markets as they continue to improve operating margins and generate price/cost increases. The Company achieved this through product line simplification, or eliminating the complexity and overhead costs associated with smaller product lines and customers, while supporting and growing the businesses' largest / most profitable customers and product lines.

•
Step two, Business Structure Simplification, was implemented to simplify and scale up ITW’s operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 84 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

•
The Strategic Sourcing initiative established sourcing as a core strategic and operational capability at ITW, delivering an average of one percent reduction in spend each year from 2013 through 2019 and continues to be a key contributor to the Company's ongoing enterprise strategy.

•
With the initial portfolio realignment and scale-up work largely complete, the Company shifted its focus to preparing for and accelerating organic growth, reapplying the 80/20 Front-to-Back process to optimize its newly scaled-up divisions for growth, first, to build a foundation of operational excellence, and second, to identify the best opportunities to drive organic growth.

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

PATH TO FULL POTENTIAL - FINISHING THE JOB

Since the launch of the enterprise strategy, the Company has made considerable progress to position itself to reach full potential. The ITW Business Model and unique set of capabilities are a source of strong and enduring competitive advantage, but for the Company to truly finish the job and reach its full potential, every one of its divisions must also be operating at its full potential. To do so, the Company remains focused on its core principles to position ITW to perform to its full potential:

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

The Company focuses on high-quality businesses, ensuring it operates in markets with positive long-term macro fundamentals and with customers that have critical needs and value ITW's differentiated products, services and solutions. ITW’s portfolio operates in highly diverse end markets and geographies which makes the Company more resilient in the face of uncertain or volatile market environments.

As part of its agenda to finish the job, the Company routinely evaluates its portfolio to ensure it delivers sustainable differentiation and drives consistent long-term performance. This includes both implementing portfolio refinements and assessing selective high-quality acquisitions to supplement ITW’s long-term growth potential.

The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with revenues totaling up to $1 billion. In the fourth quarter of 2019, the Company completed the divestitures of three businesses and continues to evaluate options for certain other businesses. The Company expects any earnings per share dilution from divestitures would be offset by incremental share repurchases. Refer to Note 2. Divestitures in Item 8. Financial Statements and Supplementary Data for more information regarding divestitures.

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

ITW will continue its efforts to finish the job and drive 80/20 Front-to-Back practice excellence in every division in the Company, every day. Driving strong operational excellence in the quality of 80/20 Front-to-Back practice across the Company, division by division, will produce further customer-facing performance improvement in a number of the Company's divisions and additional structural margin expansion at the enterprise level.

Full-potential Organic Growth

Reaching full potential means that every division is positioned for sustainable, high-quality organic growth. The Company has clearly defined action plans aimed at leveraging the performance power of the ITW Business Model to achieve full-potential organic growth in every division, with specific focus on:

•	"80” focused Market Penetration - fully leveraging the considerable growth potential that resides in the Company's largest and most differentiated product offerings and customer relationships

•	Customer-Back Innovation - strengthening the Company's commitment to serial innovation and delivering a continuous flow of differentiated new products to its key customers

•	Strategic Sales Excellence - deploying a high-performance sales function in every division

As the Company continues to make progress toward its full potential, the Company will explore opportunities to reinforce or further expand the long-term organic growth potential of ITW through the addition of selective high-quality acquisitions.

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company delivered solid financial results in 2019 despite a contracting industrial demand environment. With the Company's diversified high-quality business portfolio, highly differentiated ITW Business Model and continued strong execution on enterprise initiatives throughout the year, the Company grew diluted earnings per share and returned approximately $2.8 billion to shareholders in the form of dividends and share repurchases in 2019. Additionally, all segments had operating margin at or above 21.5% for 2019.

The Company does not believe that tariffs imposed in the past year have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

In early 2020, an outbreak of the coronavirus occurred in China and other jurisdictions. The extent of the outbreak and its impact on the markets served by the Company and on its operations is uncertain. A prolonged outbreak could interrupt the operations of the Company and its customers and suppliers.

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

The Company’s consolidated results of operations for 2019, 2018 and 2017 were as follows:

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$14,109	$14,768	(4.5)%	(1.9)%	(0.3)%	—%	(2.3)%	(4.5)%
Operating income	$3,402	$3,584	(5.1)%	(1.3)%	(0.1)%	(1.4)%	(2.3)%	(5.1)%
Operating margin %	24.1%	24.3%	(20) bps	10 bps	—	(30) bps	—	(20) bps

•	Operating revenue declined due to the unfavorable effect of foreign currency translation, lower organic revenue and divestitures.

•
Organic revenue decreased 1.9% primarily driven by a decline in the Automotive OEM, Specialty Products, Welding and Construction Products segments. Product line simplification activities reduced organic revenue by 60 basis points.

◦
North American organic revenue decreased 1.8% as a decline in the Automotive OEM, Specialty Products, Welding and Polymers & Fluids segments was partially offset by growth in the Food Equipment, Test & Measurement and Electronics and Construction Products segments.

◦	Europe, Middle East and Africa organic revenue decreased 2.2% as five segments declined, partially offset by growth in the Food Equipment and Construction Products segments.

◦
Asia Pacific organic revenue declined 1.6% as a decrease in the Construction Products, Automotive OEM, Food Equipment and Test & Measurement and Electronics segments was partially offset by an increase in the Welding, Polymers & Fluids and Specialty Products segments.

•	Operating income of $3.4 billion decreased 5.1% primarily due to unfavorable foreign currency translation, higher restructuring expenses and lower organic revenue.

•
Operating margin of 24.1% decreased 20 basis points. Excluding the unfavorable impact of higher restructuring expenses of 30 basis points, operating margin increased 10 basis points primarily due to benefits from the Company's enterprise initiatives that contributed 120 basis points and favorable price/cost of 10 basis points, partially offset by negative operating leverage of 50 basis points, product mix and higher employee-related expenses.

•
The effective tax rate for 2019 was 23.3% compared to 24.5% in 2018. The 2019 and 2018 effective tax rates benefited from the lower U.S. corporate federal tax rate and discrete items. The 2019 effective tax rate benefited from a discrete tax benefit of $21 million in the third quarter for the U.S. federal provision to return adjustment resulting primarily from changes in estimates related to the "Tax Cuts and Jobs Act." The 2018 effective tax rate benefited from a discrete tax benefit of $37 million in the third quarter related to the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary, which was partially offset by a discrete tax charge of $22 million in the third quarter related to foreign tax credits. Additionally, the effective tax rate for 2019 and 2018 included $28 million and $10 million, respectively, related to excess tax benefits from stock-based compensation. Refer to Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.

•	Diluted earnings per share (EPS) of $7.74, an increase of 1.8%, included a $0.09 gain in 2019 from the disposal of businesses.

•	Free cash flow was $2.7 billion for 2019. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•	The Company repurchased approximately 9.8 million shares of its common stock in 2019 for approximately $1.5 billion.

•	The Company increased the quarterly dividend by 7.0% in 2019. Total cash dividends of approximately $1.3 billion were paid in 2019.

•
Adjusted after-tax return on average invested capital was 28.7% for 2019. Refer to the Adjusted After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

2018 compared to 2017

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$14,768	$14,314	3.2%	2.2%	(0.1)%	—%	1.1%	3.2%
Operating income	$3,584	$3,485	2.8%	1.2%	—%	0.5%	1.1%	2.8%
Operating margin %	24.3%	24.3%	—	(20) bps	—	10 bps	10 bps	—

•	Operating revenue increased due to an increase in organic revenue and the favorable effect of foreign currency translation.

•	Organic revenue grew 2.2% primarily due to penetration gains, higher end market demand and product innovation. Product line simplification activities reduced organic revenue growth by 70 basis points.

◦	North American organic revenue increased 4.0% as all seven segments had revenue growth.

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

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenue and operating income to total operating revenue and operating income is as follows:

	Operating Revenue
In millions	2019	2018	2017
Automotive OEM	$3,063	$3,338	$3,271
Food Equipment	2,188	2,214	2,123
Test & Measurement and Electronics	2,121	2,171	2,069
Welding	1,638	1,691	1,538
Polymers & Fluids	1,669	1,724	1,724
Construction Products	1,625	1,700	1,672
Specialty Products	1,825	1,951	1,938
Intersegment revenue	(20)	(21)	(21)
Total	$14,109	$14,768	$14,314

	Operating Income
In millions	2019	2018	2017
Automotive OEM	$659	$751	$747
Food Equipment	578	572	556
Test & Measurement and Electronics	542	523	464
Welding	453	474	415
Polymers & Fluids	381	369	357
Construction Products	383	414	399
Specialty Products	472	522	527
Total Segments	3,468	3,625	3,465
Unallocated	(66)	(41)	20
Total	$3,402	$3,584	$3,485

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for 2019, 2018 and 2017 were as follows:

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,063	$3,338	(8.2)%	(5.4)%	—%	—%	(2.8)%	(8.2)%
Operating income	$659	$751	(12.2)%	(7.0)%	—%	(2.6)%	(2.6)%	(12.2)%
Operating margin %	21.5%	22.5%	(100) bps	(40) bps	—	(60) bps	—	(100) bps

•	Operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.

•
Organic revenue declined 5.4% versus worldwide auto builds which decreased 6%. Auto builds for North America, Europe and China, where the Company has a higher concentration of revenue as compared to other geographic regions, declined 6%. Product line simplification activities reduced organic revenue by 120 basis points. Additionally, organic revenue was negatively impacted by approximately 100 basis points due to unexpected customer shutdowns in North America in the second half of 2019.

◦
North American organic revenue decreased 7.8% compared to North American auto builds which were down 4% due to customer mix. Auto builds for the Detroit 3, where the Company has higher content, decreased 8%. Additionally, 2019 was negatively impacted by unexpected customer shutdowns.

◦	European organic revenue declined 4.5% compared to European auto builds which declined 4% in 2019 due to customer mix.

◦	Asia Pacific organic revenue declined 2.2% in 2019. China organic revenue declined 1.0% versus Chinese auto builds which declined 8% in 2019.

•
Operating margin was 21.5% in 2019. The decrease of 100 basis points was primarily due to negative operating leverage of 90 basis points, unfavorable price/cost of 60 basis points, higher restructuring expenses and product mix, partially offset by benefits from the Company's enterprise initiatives.

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

FOOD EQUIPMENT

This segment is a highly focused and branded industry leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for 2019, 2018 and 2017 were as follows:

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,188	$2,214	(1.2)%	1.1%	—%	—%	(2.3)%	(1.2)%
Operating income	$578	$572	1.1%	4.5%	—%	(1.2)%	(2.2)%	1.1%
Operating margin %	26.4%	25.8%	60 bps	90 bps	—	(30) bps	—	60 bps

•	Operating revenue declined due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.

•	Organic revenue increased 1.1% as equipment organic revenue decreased 0.2% and service organic revenue increased 3.5%.

◦
North American organic revenue grew 1.1%. Equipment organic revenue declined 0.4% primarily driven by lower demand in the restaurant and institutional end markets, partially offset by higher demand in food retail. Service organic revenue increased 3.6%.

◦
International organic revenue grew 1.1% as equipment organic revenue increased 0.2% primarily due to higher demand in the European warewash, cooking and retail end markets, partially offset by lower demand in Asia. Service organic revenue increased 3.5%.

•
Operating margin of 26.4% in 2019 increased 60 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 40 basis points and positive operating leverage of 30 basis points, partially offset by product mix, higher employee-related expenses and higher restructuring expenses.

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

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive original equipment manufacturers and tiers, industrial capital goods, energy and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for electronics, medical, transportation and telecommunications applications.

The results of operations for the Test & Measurement and Electronics segment for 2019, 2018 and 2017 were as follows:

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,121	$2,171	(2.3)%	(0.3)%	(0.2)%	—%	(1.8)%	(2.3)%
Operating income	$542	$523	3.7%	5.7%	—%	(0.2)%	(1.8)%	3.7%
Operating margin %	25.6%	24.1%	150 bps	140 bps	10 bps	—	—	150 bps

•	Operating revenue declined due to the unfavorable effect of foreign currency translation, lower organic revenue and a divestiture.

•	Operating revenue for 2019 included $58 million related to the business divested in 2019.

•	Organic revenue decreased 0.3% in 2019.

◦
Organic revenue for the test and measurement businesses decreased 0.8% primarily driven by lower semi-conductor end market demand in North America. Excluding semi-conductor, the test and measurement businesses increased 3.5%. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 6.4%.

◦
Electronics organic revenue grew 0.4%. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 1.5% primarily due to growth in North America and Asia, partially offset by a decline in Europe. The electronics assembly businesses decreased 1.4% primarily due to lower demand in Asia.

•
Operating margin of 25.6% in 2019 increased 150 basis points primarily driven by benefits from the Company's enterprise initiatives, lower intangible asset amortization expense and favorable price/cost of 50 basis points.

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

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment; and

•	metal arc welding consumables and related accessories.

The results of operations for the Welding segment for 2019, 2018 and 2017 were as follows:

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,638	$1,691	(3.1)%	(1.2)%	(1.1)%	—%	(0.8)%	(3.1)%
Operating income	$453	$474	(4.4)%	(2.1)%	(0.4)%	(1.7)%	(0.2)%	(4.4)%
Operating margin %	27.7%	28.0%	(30) bps	(20) bps	20 bps	(50) bps	20 bps	(30) bps

•	Operating revenue decreased due to lower organic revenue, the impact of divestiture activity and the unfavorable effect of foreign currency translation.

•	Operating revenue for 2019 included $62 million related to the business divested in 2019.

•	Organic revenue decreased 1.2% as equipment declined 2.6%, partially offset by growth in consumables of 0.8%.

◦	North American organic revenue declined 1.1% as a decrease in the industrial end markets was partially offset by growth in the commercial and oil and gas end markets.

◦	International organic revenue decreased 1.6% primarily due to a decline in Europe, partially offset by higher demand in Asia in the oil and gas end markets.

•
Operating margin of 27.7% decreased 30 basis points compared to the prior year primarily driven by higher restructuring expenses of 50 basis points, product mix, negative operating leverage of 20 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 70 basis points.

2018 compared to 2017

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,691	$1,538	9.9%	9.7%	—%	—%	0.2%	9.9%
Operating income	$474	$415	14.3%	13.1%	—%	1.0%	0.2%	14.3%
Operating margin %	28.0%	27.0%	100 bps	80 bps	—	20 bps	—	100 bps

•	Operating revenue increased primarily due to higher organic revenue.

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

POLYMERS & FLUIDS

This segment is a branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for 2019, 2018 and 2017 were as follows:

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,669	$1,724	(3.2)%	—%	(0.4)%	—%	(2.8)%	(3.2)%
Operating income	$381	$369	3.1%	7.9%	(0.1)%	(1.5)%	(3.2)%	3.1%
Operating margin %	22.8%	21.4%	140 bps	170 bps	—	(30) bps	—	140 bps

•	Operating revenue decreased primarily due to the unfavorable effect of foreign currency translation.

•	Organic revenue was flat as growth in the polymers businesses was offset by declines in the automotive aftermarket and fluids businesses.

◦
Organic revenue for the automotive aftermarket businesses declined 0.7% primarily due to lower demand in the tire repair businesses in North America and the additives businesses in Europe, partially offset by stronger demand in the car care businesses in North America.

◦	Organic revenue for the polymers businesses increased 2.4% primarily driven by growth in Asia and North America, primarily in the heavy industrial end markets.

◦	Organic revenue for the fluids businesses decreased 2.0% primarily due to a decline in the industrial maintenance, repair, and operations end markets in North America.

•	Operating margin of 22.8% increased 140 basis points primarily due to the net benefits from the Company's enterprise initiatives and cost management, partially offset by higher restructuring expenses.

2018 compared to 2017

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2018	2017	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,724	$1,724	—%	1.0%	(0.4)%	—%	(0.6)%	—%
Operating income	$369	$357	3.3%	2.1%	(0.2)%	1.7%	(0.3)%	3.3%
Operating margin %	21.4%	20.7%	70 bps	20 bps	—	40 bps	10 bps	70 bps

•	Operating revenue was flat as an increase in organic revenue was offset by the unfavorable effect of foreign currency translation and a divestiture.

•	Organic revenue increased 1.0% as higher demand in North America was partially offset by lower demand in Europe.

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

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for 2019, 2018 and 2017 were as follows:

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,625	$1,700	(4.4)%	(1.0)%	—%	—%	(3.4)%	(4.4)%
Operating income	$383	$414	(7.4)%	(3.1)%	—%	(1.2)%	(3.1)%	(7.4)%
Operating margin %	23.6%	24.3%	(70) bps	(50) bps	—	(30) bps	10 bps	(70) bps

•	Operating revenue decreased in 2019 due to the unfavorable effect of foreign currency translation and lower organic revenue.

•	Organic revenue declined 1.0% in 2019.

◦	North American organic revenue was flat as an increase of 1.9% in the United States residential end markets was offset by a decline of 3.2% in the commercial end markets and a decline in Canada.

◦
International organic revenue declined 1.8%. Asia Pacific organic revenue decreased 5.1% primarily due to a decline in Australia and New Zealand across all end markets. European organic revenue increased 1.3% driven by growth in continental Europe.

•
Operating margin of 23.6% decreased 70 basis points primarily driven by unfavorable price/cost of 40 basis points, higher restructuring expenses, product mix and negative operating leverage of 10 basis points, partially offset by benefits from the Company's enterprise initiatives.

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

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, general industrial, consumer durables, industrial capital goods and printing and publishing markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal closures and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for 2019, 2018 and 2017 were as follows:

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,825	$1,951	(6.5)%	(4.1)%	(0.6)%	—%	(1.8)%	(6.5)%
Operating income	$472	$522	(9.7)%	(7.6)%	—%	(0.5)%	(1.6)%	(9.7)%
Operating margin %	25.9%	26.8%	(90) bps	(100) bps	20 bps	(10) bps	—	(90) bps

•	Operating revenue decreased in 2019 due to lower organic revenue, the unfavorable effect of foreign currency translation and the impact of divestiture activity.

•	Operating revenue for 2019 included $14 million related to the businesses divested in 2019.

•
Organic revenue decreased 4.1% in 2019. Consumables declined 5.8% primarily due to lower demand in North America and Europe. Equipment sales increased 2.2% primarily due to higher demand in North America, partially offset by a decline in Asia. Product line simplification activities reduced organic revenue by 100 basis points.

◦
North American organic revenue decreased 3.1% primarily due to a decrease in the specialty films, labels and appliance businesses, partially offset by growth in the ground support equipment business and consumer packaging businesses.

◦	International organic revenue decreased 5.6% primarily due to a decline in the specialty films, graphics, appliance and foils businesses in Europe.

•
Operating margin of 25.9% decreased 90 basis points primarily due to negative operating leverage of 90 basis points, product mix and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

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

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense was $221 million in 2019, $257 million in 2018 and $260 million in 2017. Interest expense in 2019 was $36 million lower than the previous year primarily due to the repayment of the $700 million notes due April 1, 2019 and the $650 million notes due March 1, 2019. Interest expense in 2018 was $3 million lower than 2017 primarily due to lower outstanding commercial paper in 2018.

•
Other income (expense) was income of $107 million in 2019, $67 million in 2018 and $45 million in 2017. The income in 2019 increased $40 million compared to the previous year primarily due to a net pre-tax gain on the disposal of operations and affiliates of $44 million in 2019. The income in 2018 increased $22 million compared to 2017 primarily due to other net periodic benefit income related to defined benefit pension and other postretirement plans and lower foreign currency translation losses.

•
The effective tax rate was 23.3% in 2019, 24.5% in 2018, and 48.4% in 2017. The 2019 effective tax rate benefited from a discrete tax benefit of $21 million in the third quarter for the U.S. federal provision to return adjustment resulting primarily from changes in estimates related to the "Tax Cuts and Jobs Act." The 2018 effective tax rate benefited from a discrete tax benefit of $37 million in the third quarter related to the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary, which was partially offset by a discrete tax charge of $22 million in the third quarter related to foreign tax credits. Included in the effective tax rate for 2017 was a one-time additional income tax expense of $658 million related to the United States "Tax Cuts and Jobs Act". Additionally, the effective tax rate for 2019, 2018 and 2017 included discrete tax benefits of $28 million, $10 million and $50 million, respectively, related to excess tax benefits from stock-based compensation. Refer to Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.

•
The impact of the Euro and other foreign currencies against the U.S. Dollar decreased operating revenue and income before taxes by approximately $339 million and $84 million in 2019 versus 2018, respectively. The impact of the Euro and other foreign currencies against the U.S. Dollar increased operating revenue and income before taxes by approximately $150 million and $37 million in 2018 versus 2017, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Description of Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. In addition, the Company had $2.0 billion of cash and equivalents on hand as of December 31, 2019 and also maintains strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	internal investments to support organic growth and sustain core businesses;

•	payment of an attractive dividend to shareholders; and

•	external investments in selective strategic acquisitions that support the Company's organic growth focus and an active share repurchase program.

The Company believes that, based on its operating revenue, operating margin, free cash flow, and credit ratings, it could readily obtain additional financing, if necessary.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company’s financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the years ended December 31, 2019, 2018 and 2017 was as follows:

In millions	2019	2018	2017
Net cash provided by operating activities	$2,995	$2,811	$2,402
Additions to plant and equipment	(326)	(364)	(297)
Free cash flow	$2,669	$2,447	$2,105

Cash dividends paid	$(1,321)	$(1,124)	$(941)
Repurchases of common stock	(1,500)	(2,000)	(1,000)
Acquisition of businesses (excluding cash and equivalents)	(4)	—	(3)
Proceeds from sale of operations and affiliates	120	1	2
Net proceeds (repayments) of debt	422	(851)	197
Other	100	49	117
Effect of exchange rate changes on cash and equivalents	(9)	(112)	145
Net increase (decrease) in cash and equivalents	$477	$(1,590)	$622

Free cash flow for the year ended December 31, 2017 included the impact of an additional $115 million discretionary pension contribution related to the U.S. primary pension plan.

Stock Repurchase Programs

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provided for the repurchase of up to $6.0 billion of the Company’s common stock over an open-ended period of time (the "2015 Program"). Under the 2015 Program, the Company repurchased approximately 6.1 million shares of its common stock at an average price of $91.78 per share during 2015, approximately 18.7 million shares of its common stock at an average price of $107.17 per share during 2016, approximately 7.1 million shares of its common stock at an average price of $140.56 per share during 2017, approximately 13.9 million shares of its common stock at an average price of $143.66 per share during 2018 and approximately 3.1 million shares of its common stock at an average price of $143.23 per share during 2019. The 2015 Program was completed in the second quarter of 2019.

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 6.7 million shares of its common stock at an average price of $158.11 per share during 2019. As of December 31, 2019, there were approximately $1.9 billion of authorized repurchases remaining under the 2018 program.

Adjusted After-Tax Return on Average Invested Capital

The Company uses adjusted after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. For comparability, the Company excluded the third quarter discrete tax benefit of $21 million from the effective tax rate for the year ended December 31, 2019. Additionally, the Company excluded the third quarter net discrete tax benefit of $15 million from the effective tax rate for the year ended December 31, 2018. The Company also excluded the $658 million income tax charge from the effective tax rate and the $95 million confidential legal settlement from the calculation of ROIC for the year ended December 31, 2017. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the years ended December 31, 2019, 2018, and 2017 was as follows:

Dollars in millions	2019	2018	2017
Operating income	$3,402	$3,584	$3,485
Less: Legal settlement income	—	—	(95)
Adjusted operating income	3,402	3,584	3,390
Adjusted tax rate	24.0%	24.9%	28.3%
Income taxes	(815)	(893)	(958)
Operating income after taxes	$2,587	$2,691	$2,432

Invested capital:
Trade receivables	$2,461	$2,622	$2,628
Inventories	1,164	1,318	1,220
Net assets held for sale	280	—	—
Net plant and equipment	1,729	1,791	1,778
Goodwill and intangible assets	5,343	5,717	6,024
Accounts payable and accrued expenses	(1,689)	(1,795)	(1,848)
Other, net	(481)	(519)	21
Total invested capital	$8,807	$9,134	$9,823

Average invested capital	$9,028	$9,533	$10,005
Adjusted after-tax return on average invested capital	28.7%	28.2%	24.3%

ROIC increased 50 basis points for the twelve month period ended December 31, 2019 compared to the prior year period as a result of a 5.3% decrease in average invested capital versus a 3.9% decrease in after-tax operating income. ROIC increased 390 basis points in 2018 versus 2017 primarily related to the new U.S. tax rules and regulations.

A reconciliation of the 2019 effective tax rate excluding the third quarter discrete tax benefit of $21 million is as follows:

	Twelve Months Ended
	December 31, 2019
Dollars in millions	Income Taxes	Tax Rate
As reported	$767	23.3%
Discrete tax benefit related to third quarter	21	0.7%
As adjusted	$788	24.0%

A reconciliation of the 2018 effective tax rate excluding the third quarter net discrete tax benefit of $15 million is as follows:

	Twelve Months Ended
	December 31, 2018
Dollars in millions	Income Taxes	Tax Rate
As reported	$831	24.5%
Net discrete tax benefit related to third quarter	15	0.4%
As adjusted	$846	24.9%

A reconciliation of the 2017 effective tax rate excluding the discrete tax charge of $658 million related to the 2017 U.S. tax legislation is as follows:

	Twelve Months Ended
	December 31, 2017
Dollars in millions	Income Taxes	Tax Rate
As reported	$1,583	48.4%
Discrete tax charge related to 2017 U.S. tax legislation	(658)	(20.1)%
As adjusted	$925	28.3%

Refer to Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information regarding the discrete tax items noted above.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of December 31, 2019 and 2018 is summarized as follows:

Dollars in millions	2019	2018	Increase (Decrease)
Current Assets:
Cash and equivalents	$1,981	$1,504	$477
Trade receivables	2,461	2,622	(161)
Inventories	1,164	1,318	(154)
Prepaid expenses and other current assets	296	334	(38)
Assets held for sale	351	—	351
	6,253	5,778	475
Current Liabilities:
Short-term debt	4	1,351	(1,347)
Accounts payable and accrued expenses	1,689	1,795	(106)
Liabilities held for sale	71	—	71
Other	390	396	(6)
	2,154	3,542	(1,388)
Net Working Capital	$4,099	$2,236	$1,863

The increase in net working capital as of December 31, 2019 was primarily driven by lower short-term debt. See Note 10. Debt in Item 8. Financial Statements and Supplementary Data for further information.

As of December 31, 2019, approximately half of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

In the U.S., the Company utilizes cash flows from operations to fund domestic cash needs and the Company's capital allocation priorities. This includes operating needs of the U.S. businesses, dividend payments, share repurchases, acquisitions, servicing of domestic debt obligations, reinvesting to fund expansion of existing U.S. businesses and general corporate needs. The Company may also use its commercial paper program, which is backed by long-term credit facilities, for short-term liquidity needs. The Company believes cash generated by operations and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of December 31, 2019 and 2018 was as follows:

In millions	2019	2018	Increase (Decrease)
Short-term debt	$4	$1,351	$(1,347)
Long-term debt	7,754	6,029	1,725
Total debt	$7,758	$7,380	$378

As of December 31, 2019, short-term debt included $4 million related to the 4.88% notes due December 31, 2020. As of December 31, 2018, short-term debt included $650 million related to the 1.95% notes due March 1, 2019 and $700 million related to the 6.25% notes due April 1, 2019, both of which were repaid on the due date. There was no commercial paper outstanding as of December 31, 2019 and December 31, 2018.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the third quarter of 2019, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of September 27, 2024 to support the potential issuances of commercial paper. This agreement replaced the existing $2.5 billion line of credit agreement with a termination date of May 9, 2021. No amounts were outstanding under the line of credit agreement at December 31, 2019. The maximum outstanding commercial paper balance during 2019 was $1.5 billion, while the average daily balance was $306 million.

As of December 31, 2019, the Company's foreign operations had authorized credit facilities with unused capacity of $206 million.

In June 2019, the Company issued €600 million of 0.25% Euro notes due December 5, 2024 at 99.662% of face value, €500 million of 0.625% Euro notes due December 5, 2027 at 99.343% of face value and €500 million of 1.00% Euro notes due June 5, 2031 at 98.982% of face value. Net proceeds from the issuances were used to repay commercial paper and for general corporate purposes.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the years ended December 31, 2019, 2018 and 2017 was as follows:

Dollars in millions	2019	2018	2017
Total debt	$7,758	$7,380	$8,328

Net income	$2,521	$2,563	$1,687
Add:
Interest expense	221	257	260
Other income	(107)	(67)	(45)
Income taxes	767	831	1,583
Depreciation	267	272	256
Amortization and impairment of intangible assets	159	189	206
EBITDA	$3,828	$4,045	$3,947
Total debt to EBITDA ratio	2.0	1.8	2.1

Stockholders’ Equity

The changes to stockholders’ equity during 2019 and 2018 were as follows:

In millions	2019	2018
Beginning balance	$3,258	$4,589
Net income	2,521	2,563
Adoption of new accounting guidance	—	(415)
Cash dividends declared	(1,335)	(1,186)
Repurchases of common stock	(1,500)	(2,000)
Foreign currency translation adjustments	(2)	(328)
Other	88	35
Ending balance	$3,030	$3,258

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company's significant contractual obligations as of December 31, 2019 were as follows:

In millions	2020	2021	2022	2023	2024	2025 and Future Years
Principal payments on long-term debt	$4	$350	$561	$561	$1,373	$4,992
Interest payments on debt	197	197	185	175	155	1,653
Noncurrent income taxes payable	33	49	49	91	122	151
Operating leases	55	42	32	23	18	21
	$289	$638	$827	$850	$1,668	$6,817

As of December 31, 2019, the Company had recorded noncurrent liabilities for unrecognized tax benefits of $168 million. The Company is not able to reasonably estimate the timing of payments related to the liabilities for unrecognized tax benefits. The Company did not have any significant off-balance sheet commitments at December 31, 2019.

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

As of December 31, 2019, the Company had total goodwill and intangible assets of approximately $5.3 billion allocated to its reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company’s 80/20 Front-to-Back process. The amount of goodwill and other intangible assets allocated to individual reporting units ranges from approximately $167 million to $1.2 billion, with the average amount equal to $533 million. Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company’s global end markets, impairment charges related to one or more reporting units could occur in future periods.

Pension and Other Postretirement Benefits— The Company has various company-sponsored defined benefit retirement plans covering a number of U.S. employees and many employees outside the U.S. Pension and other postretirement benefit expense and obligations are determined based on actuarial valuations. Pension benefit obligations are generally based on each participant’s years of service, future compensation, and age at retirement or termination. Important assumptions in determining pension and postretirement expense and obligations are the discount rate, the expected long-term return on plan assets, life expectancy, and health care cost trend rates. Future changes in any of these assumptions could materially affect the amounts recorded related to the Company's pension and other postretirement benefit plans. See Note 11. Pension and Other Postretirement Benefits in Item 8. Financial Statements and Supplementary Data for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

The Company determines the discount rate used to measure plan liabilities as of the year-end measurement date for the U.S. primary pension plan. The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. A 25 basis point decrease in the discount rate would increase the present value of the U.S. primary pension plan obligation by approximately $41 million. The Company estimates the service and interest cost components of net periodic benefit cost by applying specific spot rates along the yield curve to the projected cash flows rather than a single weighted-average rate. See Note 11. Pension and Other Postretirement Benefits in Item 8. Financial Statements and Supplementary Data for information on the Company's pension and other postretirement benefit plans and related assumptions.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of the Company’s fixed rate debt. Refer to Note 10. Debt in Item 8. Financial Statements and Supplemental Data for details related to the fair value of the Company's debt instruments.

Foreign Currency Risk

The Company operates in the U.S. and 52 foreign countries. The funding for the foreign manufacturing operations is provided primarily through the permanent investment of equity capital. The Company’s products are typically manufactured and sold within the same country or economic union. Therefore, the Company's manufacturing operations generally do not have significant assets or liabilities denominated in currencies other than their functional currencies.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The cumulative unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $239 million and $187 million as of December 31, 2019 and 2018, respectively.

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

ITW management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ E. Scott Santi E. Scott Santi Chairman & Chief Executive Officer February 14, 2020	/s/ Michael M. Larsen Michael M. Larsen Senior Vice President & Chief Financial Officer February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Illinois Tool Works Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Illinois Tool Works Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of  income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes-Refer to Note 6 to the financial statements
Critical Audit Matter Description
The Company’s income tax expense is recognized and measured based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions, which requires significant judgment. When calculating income tax expense management makes estimates and assumptions, including determination of the completeness of book income in each jurisdiction, calculation of taxable income through identification and classification of book to tax differences (either temporary or permanent items), consideration of applicable tax deductions or credits, and the identification of uncertain tax positions.
The evaluation of each uncertain tax position requires management to apply specialized skill and knowledge related to the identified position. Management evaluates uncertain tax positions identified and a liability is established for unrecognized tax benefits when there is a more than 50% likelihood that its tax position will not be sustained upon examination by taxing authorities. There is additional judgment to determine the amount of the liability for the underlying tax position. The Company’s income tax expense for 2019 was $767 million and the liability recorded for unrecognized tax benefits as of December 31, 2019, was $296 million.
Given the number of taxing jurisdictions and the complex and subjective nature of the associated tax regulations and rulings, certain audit matters required a high degree of auditor judgment and increased extent of effort, including the need to involve our income tax specialists. These matters included the auditing of income tax expense, identification of uncertain tax positions, measurement of unrecognized tax benefits, and certain planning transactions with income tax expense implications.
How the Critical Audit Matter Was Addressed in the Audit
With the assistance of our income tax specialists, our principal audit procedures related to income tax expense included the following, among others:

•
We tested the effectiveness of management’s controls over income taxes, including those over income tax expense, unrecognized tax benefits, and certain planning transactions with income tax expense implications.

•	We evaluated management’s significant estimates and judgments incorporated into the calculation of income tax expense by:

•
Selecting a sample of book to tax differences (temporary and permanent) and testing the accuracy, completeness, and classification of the selections, including evaluating that all impacts of significant transactions with income tax expense implications are considered.

•	Developing an expectation over the foreign income tax expense by jurisdiction and comparing it to the recorded balance.

•	Testing the accuracy of the income tax expense calculation.

•	We evaluated management’s significant judgments regarding the identification of uncertain tax positions by:

•
Evaluating the reasonableness of a selection of certain planning transactions with income tax expense implications, including the completeness and accuracy of the underlying data supporting the transactions.

•	Assessing management’s methods and assumptions used in identifying uncertain tax positions.

•	Comparing results of prior tax audits to ongoing and anticipated tax audits by tax authorities.

•	Evaluating external information, including applicable tax law, new interpretations, and related changes to assess the completeness and reasonableness of management’s considerations.

•	Determining if there was additional information not considered in management’s assessment.

•	We evaluated a sample of the liabilities recorded for unrecognized tax benefits to assess the establishment and amount of the liability for the specific underlying tax position.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 14, 2020

We have served as the Company's auditor since 2002.

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions except per share amounts	2019	2018	2017
Operating Revenue	$14,109	$14,768	$14,314
Cost of revenue	8,187	8,604	8,306
Selling, administrative, and research and development expenses	2,361	2,391	2,412
Legal settlement (income)	—	—	(95)
Amortization and impairment of intangible assets	159	189	206
Operating Income	3,402	3,584	3,485
Interest expense	(221)	(257)	(260)
Other income (expense)	107	67	45
Income Before Taxes	3,288	3,394	3,270
Income taxes	767	831	1,583
Net Income	$2,521	$2,563	$1,687

Net Income Per Share:
Basic	$7.78	$7.65	$4.90
Diluted	$7.74	$7.60	$4.86

The Notes to Financial Statements are an integral part of this statement.

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2019	2018	2017
Net Income	$2,521	$2,563	$1,687
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(2)	(328)	406
Pension and other postretirement benefit adjustments, net of tax	(26)	(17)	114
Comprehensive Income	$2,493	$2,218	$2,207

The Notes to Financial Statements are an integral part of this statement.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In millions except per share amounts	2019	2018
Assets
Current Assets:
Cash and equivalents	$1,981	$1,504
Trade receivables	2,461	2,622
Inventories	1,164	1,318
Prepaid expenses and other current assets	296	334
Assets held for sale	351	—
Total current assets	6,253	5,778

Net plant and equipment	1,729	1,791
Goodwill	4,492	4,633
Intangible assets	851	1,084
Deferred income taxes	516	554
Other assets	1,227	1,030
	$15,068	$14,870

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term debt	$4	$1,351
Accounts payable	472	524
Accrued expenses	1,217	1,271
Cash dividends payable	342	328
Income taxes payable	48	68
Liabilities held for sale	71	—
Total current liabilities	2,154	3,542
Noncurrent Liabilities:
Long-term debt	7,754	6,029
Deferred income taxes	668	707
Noncurrent income taxes payable	462	495
Other liabilities	1,000	839
Total noncurrent liabilities	9,884	8,070
Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2019 and 2018 Outstanding- 319.8 shares in 2019 and 328.1 shares in 2018	6	6
Additional paid-in-capital	1,304	1,253
Retained earnings	22,403	21,217
Common stock held in treasury	(18,982)	(17,545)
Accumulated other comprehensive income (loss)	(1,705)	(1,677)
Noncontrolling interest	4	4
Total stockholders’ equity	3,030	3,258
	$15,068	$14,870

The Notes to Financial Statements are an integral part of this statement.

Statement of Changes in Stockholders' Equity
Illinois Tool Works Inc. and Subsidiaries

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2016	$6	$1,188	$19,505	$(14,638)	$(1,807)	$5	$4,259
Net income	—	—	1,687	—	—	—	1,687
Common stock issued for stock-based compensation	—	(4)	—	76	—	—	72
Stock-based compensation expense	—	36	—	—	—	—	36
Repurchases of common stock	—	—	—	(1,000)	—	—	(1,000)
Dividends declared ($2.86 per share)	—	—	(982)	—	—	—	(982)
Pension and other postretirement benefit adjustments	—	—	—	—	114	—	114
Currency translation adjustments	—	—	—	—	406	—	406
Noncontrolling interest	—	(2)	—	—	—	(1)	(3)
Balance at December 31, 2017	6	1,218	20,210	(15,562)	(1,287)	4	4,589
Net income	—	—	2,563	—	—	—	2,563
Adoption of new accounting guidance	—	—	(370)	—	(45)	—	(415)
Common stock issued for stock-based compensation	—	(5)	—	17	—	—	12
Stock-based compensation expense	—	40	—	—	—	—	40
Repurchases of common stock	—	—	—	(2,000)	—	—	(2,000)
Dividends declared ($3.56 per share)	—	—	(1,186)	—	—	—	(1,186)
Pension and other postretirement benefit adjustments	—	—	—	—	(17)	—	(17)
Currency translation adjustments	—	—	—	—	(328)	—	(328)
Balance at December 31, 2018	6	1,253	21,217	(17,545)	(1,677)	4	3,258
Net income	—	—	2,521	—	—	—	2,521
Common stock issued for stock-based compensation	—	11	—	63	—	—	74
Stock-based compensation expense	—	41	—	—	—	—	41
Repurchases of common stock	—	—	—	(1,500)	—	—	(1,500)
Dividends declared ($4.14 per share)	—	—	(1,335)	—	—	—	(1,335)
Pension and other postretirement benefit adjustments	—	—	—	—	(26)	—	(26)
Currency translation adjustments	—	—	—	—	(2)	—	(2)
Noncontrolling interest	—	(1)	—	—	—	—	(1)
Balance at December 31, 2019	$6	$1,304	$22,403	$(18,982)	$(1,705)	$4	$3,030

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2019	2018	2017
Cash Provided by (Used for) Operating Activities:
Net income	$2,521	$2,563	$1,687
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	267	272	256
Amortization and impairment of intangible assets	159	189	206
Change in deferred income taxes	32	34	64
Provision for uncollectible accounts	6	5	3
(Income) loss from investments	(15)	(9)	(16)
(Gain) loss on sale of plant and equipment	(9)	(7)	(1)
(Gain) loss on sale of operations and affiliates	(44)	2	(1)
Stock-based compensation expense	41	40	36
Other non-cash items, net	9	10	10
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in—
Trade receivables	40	(60)	(138)
Inventories	98	(108)	(81)
Prepaid expenses and other assets	11	3	(121)
Increase (decrease) in—
Accounts payable	(16)	(46)	39
Accrued expenses and other liabilities	(95)	(36)	(42)
Income taxes	(7)	(41)	501
Other, net	(3)	—	—
Net cash provided by operating activities	2,995	2,811	2,402
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(4)	—	(3)
Additions to plant and equipment	(326)	(364)	(297)
Proceeds from investments	20	16	43
Proceeds from sale of plant and equipment	25	26	14
Proceeds from sale of operations and affiliates	120	1	2
Other, net	(18)	(4)	(10)
Net cash provided by (used for) investing activities	(183)	(325)	(251)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,321)	(1,124)	(941)
Issuance of common stock	85	22	84
Repurchases of common stock	(1,500)	(2,000)	(1,000)
Net proceeds from (repayments of) debt with original maturities of three months or less	(1)	(850)	849
Proceeds from debt with original maturities of more than three months	1,774	—	—
Repayments of debt with original maturities of more than three months	(1,351)	(1)	(652)
Other, net	(12)	(11)	(14)
Net cash provided by (used for) financing activities	(2,326)	(3,964)	(1,674)
Effect of Exchange Rate Changes on Cash and Equivalents	(9)	(112)	145
Cash and Equivalents:
Increase (decrease) during the year	477	(1,590)	622
Beginning of year	1,504	3,094	2,472
End of year	$1,981	$1,504	$3,094

Supplementary Cash Flow Information:
Cash Paid During the Year for Interest	$223	$247	$240
Cash Paid During the Year for Income Taxes, Net of Refunds	$742	$838	$1,018

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

(1)     Description of Business and Summary of Significant Accounting Policies

Description of business— Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with approximately 84 divisions in 53 countries. The Company primarily serves the automotive OEM/tiers, commercial food equipment, construction, general industrial, and automotive aftermarket end markets.

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

Operating revenue— Prior to 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, product had shipped and the risks and rewards of ownership had transferred or services had been rendered, the price to the customer was fixed or determinable, and collectability was reasonably assured, which generally occurred at the time of product shipment. Effective January 1, 2018, the Company adopted new revenue recognition guidance. Under this new guidance, operating revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. The Company's sales arrangements with customers are predominantly short-term in nature involving a single performance obligation related to the delivery of products and generally provide for transfer of control at the time of shipment. In limited circumstances, arrangements may include service performed over time, or there may be significant obligations to the customer that are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance. In these circumstances, operating revenue may be recognized over time as the service is provided to the customer or deferred until all significant obligations have been completed. The amount of operating revenue recorded reflects the consideration to which the Company expects to be entitled in exchange for goods or services and may include adjustments for customer allowances and rebates. Customer allowances and rebates consist primarily of volume discounts and other short-term incentive programs, which are estimated at the time of sale based on historical experience and anticipated trends. Shipping and handling charges billed to customers are included in revenue and are recognized along with the related product revenue as they are considered a fulfillment cost. Sales commissions are expensed when incurred, which is generally at the time of revenue recognition. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on equipment sales and prepaid service contracts. Total deferred revenue and customer deposits were $188 million and $215 million as of December 31, 2019 and 2018, respectively, and are short-term in nature. For additional information regarding the Company's operating revenue, see New Accounting Pronouncements below and Note 3. Operating Revenue.

Research and development expenses— Research and development expenses are recorded as expense in the year incurred. These costs were $221 million, $233 million and $225 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Advertising expenses— Advertising expenses are recorded as expense in the year incurred. These costs were $48 million, $50 million and $53 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Trade receivables— Trade receivables are net of allowances for doubtful accounts. Prior to 2018, the allowance for doubtful accounts included reserves for uncollectible accounts and customer credits. Under the new revenue guidance adopted on January 1, 2018, the reserve for customer credits is reported as a liability and included in Accrued expenses in the Statement of Financial Position. Accordingly, after January 1, 2018, the allowance for doubtful accounts was comprised of reserves for uncollectible accounts. The changes in the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 were as follows:

In millions	2019	2018	2017
Beginning balance	$21	$43	$43
Adoption of new revenue recognition guidance	—	(23)	—
Provision charged to expense	6	5	3
Write-offs, net of recoveries	(4)	(3)	(6)
Transfer to assets held for sale	(2)	—	—
Foreign currency translation	(1)	(1)	3
Ending balance	$20	$21	$43

Inventories— Inventories are stated at the lower of cost or net realizable value and include material, labor and factory overhead. The last-in, first-out ("LIFO") method is used to determine the cost of inventories at certain U.S. businesses. The first-in, first-out ("FIFO") method, which approximates current cost, is used for all other inventories. Inventories priced at LIFO were approximately 23% of total inventories as of December 31, 2019 and 2018. If the FIFO method was used for all inventories, total inventories would have been approximately $89 million and $97 million higher than reported at December 31, 2019 and 2018, respectively. The major classes of inventory at December 31, 2019 and 2018 were as follows:

In millions	2019	2018
Raw material	$452	$523
Work-in-process	131	161
Finished goods	670	731
LIFO reserve	(89)	(97)
Total inventories	$1,164	$1,318

Net plant and equipment— Net plant and equipment are stated at cost, less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred. Net plant and equipment consisted of the following at December 31, 2019 and 2018:

In millions	2019	2018
Land	$186	$194
Buildings and improvements	1,357	1,368
Machinery and equipment	3,551	3,517
Construction in progress	133	154
Gross plant and equipment	5,227	5,233
Accumulated depreciation	(3,498)	(3,442)
Net plant and equipment	$1,729	$1,791

The Company’s U.S. businesses primarily compute depreciation on an accelerated basis. The majority of the Company's international businesses compute depreciation on a straight-line basis. The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years

Depreciation was $267 million, $272 million and $256 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Accrued warranties— The Company accrues for product warranties based on historical experience. The changes in accrued warranties for the years ended December 31, 2019, 2018 and 2017 were as follows:

In millions	2019	2018	2017
Beginning balance	$45	$45	$45
Charges	(44)	(49)	(45)
Provision charged to expense	44	50	43
Foreign currency translation	—	(1)	2
Ending balance	$45	$45	$45

New Accounting Pronouncements

Effective January 1, 2018

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

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the prior guidance. The provisions of the new guidance are being applied prospectively to intra-entity asset transfers on or after January 1, 2018 and may result in future tax rate volatility. Upon adoption of the new guidance on January 1, 2018, the Company recorded a cumulative-effect adjustment reducing deferred tax assets and retained earnings by $406 million. For the years ended December 31, 2019 and 2018, the impact of the new guidance on the Company's effective income tax rate was not material.

In February 2018, the FASB issued authoritative guidance which allows for an optional one-time reclassification of the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the "Tax Cuts and Jobs Act" (the "Act") from accumulated other comprehensive income ("AOCI") to retained earnings. The guidance was effective January 1, 2019, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2018 and to reclassify the stranded tax effects related to the Act, which resulted in an increase of $45 million to both retained earnings and accumulated other comprehensive loss. Refer to Note 13. Stockholders' Equity for additional information.

Effective January 1, 2019

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. The primary change under the new guidance is that a lessee is required to recognize a lease liability and corresponding right-of-use asset for its operating leases. The new guidance also requires additional disclosures. Effective January 1, 2019, the Company adopted the new guidance prospectively for all operating lease transactions as of and after the effective date with a noncancellable lease term greater than one year. Upon adoption, the Company recorded a lease liability of $205 million and a corresponding right-of-use asset. The new guidance did not have a material impact on the results of operations or cash flows for the year ended December 31, 2019. Refer to Note 9. Leases for additional information regarding the Company’s lease transactions.

In August 2017, the FASB issued authoritative guidance which included targeted improvements to simplify the application of hedge accounting and improve financial reporting of hedging activities. Effective January 1, 2019, the Company adopted the new guidance which did not have a material impact on the Company's results of operations, financial position or cash flows for the year ended December 31, 2019.

Effective January 1, 2020

In June 2016, the FASB issued authoritative guidance which changes the methodology used to measure credit losses for certain financial instruments. Under current guidance, credit loss reserves are estimated based on historical information. The new guidance requires credit loss reserves to reflect the estimated credit losses expected to be incurred over the life of the financial asset. This new guidance is effective for the Company prospectively beginning January 1, 2020 and is not expected to have a material impact on the Company's results of operations or financial position.

In January 2017, the FASB issued authoritative guidance which simplifies the assessment of goodwill for impairment. Under current guidance, when the estimated fair value of a reporting unit is less than its carrying value, the fair value of the goodwill must be determined by valuing the other assets and liabilities of the reporting unit. Under the new guidance, the requirement to determine the fair value of goodwill has been eliminated, and an impairment charge is recognized for the amount that the carrying value of the reporting unit exceeds its fair value. This new guidance is effective for the Company prospectively beginning January 1, 2020 and will be applied by the Company during its annual assessment of goodwill in the third quarter, or earlier if a triggering event occurs. The adoption of this new accounting guidance is not expected to have a material impact on the Company's results of operations or financial position.

(2)     Divestitures

The Company routinely reviews its portfolio of businesses relative to its business portfolio criteria and evaluates if further portfolio refinements may be needed. The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with annual revenues totaling up to $1 billion. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as held for sale in periods prior to the sale of the business.

In the second quarter of 2019, the Company approved plans to divest six businesses, including two businesses in the Test & Measurement and Electronics segment, one business in the Automotive OEM segment, one business in the Welding segment, and two businesses in the Specialty Products segment. These six businesses were classified as held for sale beginning in the second quarter of 2019. In the fourth quarter of 2019, the Company divested three of the held for sale businesses which included one business in the Test & Measurement and Electronics segment, one business in the Welding segment, and one business in the Specialty Products segment.

For the twelve months ended December 31, 2019, the Company recorded net pre-tax gains on disposal of businesses of $44 million ($30 million after-tax, or $0.09 per diluted share) which was primarily due to the three divestitures of held for sale businesses discussed above. The net pre-tax gain was included in Other income (expense) in the Statement of Income. Operating revenue related to businesses divested in 2019 that was included in the Company's results of operations for the twelve months ended December 31, 2019, 2018 and 2017, was as follows:

In millions	2019	2018	2017
Operating revenue	$134	$194	$202

The operating revenue for the twelve months ended December 31, 2019 of $134 million related to the businesses divested in 2019 included $62 million in the Welding segment, $58 million in the Test & Measurement and Electronics segment, and $14 million in the Specialty Products segment.

As of December 31, 2019, three of the businesses discussed above continued to be held for sale, including one business in the Test & Measurement and Electronics segment, one business in the Automotive OEM segment, and one business in the Specialty Products segment. All of these businesses are expected to be sold within one year. The assets and liabilities related to the held for sale businesses were included in assets and liabilities held for sale in the Statement of Financial Position as of December 31, 2019, as follows:

In millions
Trade receivables	$81
Inventories	28
Net plant and equipment	48
Goodwill and intangible assets	166
Other	28
Total assets held for sale	$351

Accounts payable	$21
Accrued expenses	17
Other	33
Total liabilities held for sale	$71

Operating revenue related to the three businesses held for sale as of December 31, 2019 that was included in the Company's results of operations for the twelve months ended December 31, 2019, 2018 and 2017, was as follows:

In millions	2019	2018	2017
Operating revenue	$373	$393	$397

(3)     Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product categories and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the twelve months ended December 31, 2019, 2018 and 2017 was as follows:

In millions	2019	2018	2017
Automotive OEM	$3,063	$3,338	$3,271
Food Equipment	2,188	2,214	2,123
Test & Measurement and Electronics	2,121	2,171	2,069
Welding	1,638	1,691	1,538
Polymers & Fluids	1,669	1,724	1,724
Construction Products	1,625	1,700	1,672
Specialty Products	1,825	1,951	1,938
Intersegment revenue	(20)	(21)	(21)
Total	$14,109	$14,768	$14,314

Prior to 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, product had shipped and the risks and rewards of ownership had transferred or services had been rendered, the price to the customer was fixed or determinable, and collectability was reasonably assured, which generally occurred at the time of product shipment. Effective January 1, 2018, the Company adopted new revenue recognition guidance. Under this new guidance, operating revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Given the nature of the Company’s revenue transactions, the new guidance had an immaterial impact on the Company's operating revenue, results of operations, and financial position for the twelve months ended December 31, 2019 and 2018. See Note 1. Description of Business and Summary of Significant Accounting Policies for additional information. The following is a description of the product offerings, end markets and typical revenue transactions for each of the Company's seven segments:

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

Test & Measurement and Electronics— This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive original equipment manufacturers and tiers, industrial capital goods, energy and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for electronics, medical, transportation and telecommunications applications.

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

•	arc welding equipment; and

•	metal arc welding consumables and related accessories.

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

Specialty Products— This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, general industrial, consumer durables, industrial capital goods and printing and publishing markets. Products in this segment include:

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

(5)     Other Income (Expense)

Other income (expense) for the twelve months ended December 31, 2019, 2018 and 2017 consisted of the following:

In millions	2019	2018	2017
Gain (loss) on disposal of operations and affiliates	$44	$(2)	$1
Interest income	29	35	45
Other net periodic benefit income	24	20	9
Income (loss) from investments	15	9	16
Equity income in Wilsonart	—	—	—
Gain (loss) on foreign currency transactions, net	(10)	(1)	(25)
Other, net	5	6	(1)
Total other income (expense)	$107	$67	$45

Refer to Note 2. Divestitures for further information regarding the Gain (loss) on disposal of operations and affiliates of $44 million for the twelve months ended December 31, 2019.

In the fourth quarter of 2012, the Company divested a 51% majority interest in its former Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC ("CD&R"). As a result of the transaction, the Company owns common units (the "Common Units") of Wilsonart International Holdings LLC ("Wilsonart") initially representing approximately 49% (on an as-converted basis) of the total outstanding equity. CD&R owns cumulative convertible participating preferred units (the "Preferred Units") of Wilsonart representing approximately 51% (on an as-converted basis) of the total outstanding equity. The Preferred Units rank senior to the Common Units as to dividends and liquidation preference, and accrue dividends at a rate of 10% per annum. The ownership interest in Wilsonart is reported using the equity method of accounting. The Company's proportionate share in income (loss) of Wilsonart is reported in Other income (expense) in the Statement of Income. As the Company's investment in Wilsonart is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment. In 2016, the Company received a $167 million dividend distribution from Wilsonart which exceeded the Company's equity investment balance and resulted in a $54 million pre-tax gain in 2016. As a result of the dividend distribution, the equity investment balance in Wilsonart was reduced to zero and any subsequent equity investment income will not be recognized until the gain is recaptured.

(6)     Income Taxes

On December 22, 2017, the "Tax Cuts and Jobs Act" (the “Act”) was enacted in the United States. The provisions of the Act significantly revised the U.S. corporate income tax rules. In the fourth quarter of 2017, the Company recorded a one-time additional income tax expense of $658 million related to the enactment of the Act. The more significant tax law changes resulting from the Act and related impacts to the Company are as follows:

•
A one-time repatriation tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. As a result of this one-time deemed repatriation, the Company recorded a one-time additional income tax expense of $676 million during the fourth quarter of 2017. A portion of the resulting income taxes payable can be paid in installments over eight years. The noncurrent income taxes payable related to the one-time repatriation tax was $462 million and $495 million as of December 31, 2019 and 2018, respectively. Additionally, as a result of the one-time repatriation provisions of the Act, the Company recorded additional foreign withholding taxes of $53 million in the fourth quarter of 2017 related to the expected repatriation of foreign held cash and equivalents.

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

At December 31, 2017, the Company had not completed the accounting for the tax effects of enactment of the Act; however, the Company made a reasonable estimate which was recorded in the fourth quarter of 2017. During 2018, the Company revised its initial estimates which did not result in material changes to the provisional amounts recorded at December 31, 2017, or the effective tax rate for 2018. As of December 31, 2018, the Company had completed its accounting related to the tax effects of enactment of the Act. The Company’s ongoing accounting for the tax effects of the Act are based on the Company's current understanding of the changes in the tax law under the Act, but may be impacted due to issuance of final regulations or further clarification of the tax law.

Provision for income taxes— The components of the provision for income taxes for the twelve months ended December 31, 2019, 2018 and 2017 were as follows:

In millions	2019	2018	2017
U.S. federal income taxes:
Current	$356	$373	$1,117
Deferred	(26)	(15)	(10)
Total U.S. federal income taxes	330	358	1,107
Foreign income taxes:
Current	302	358	296
Deferred	53	49	102
Total foreign income taxes	355	407	398
State income taxes:
Current	77	66	106
Deferred	5	—	(28)
Total state income taxes	82	66	78
Total provision for income taxes	$767	$831	$1,583

Income before taxes for domestic and foreign operations for the twelve months ended December 31, 2019, 2018 and 2017 was as follows:

In millions	2019	2018	2017
Domestic	$1,774	$1,774	$1,806
Foreign	1,514	1,620	1,464
Total income before taxes	$3,288	$3,394	$3,270

The reconciliation between the U.S. federal statutory tax rate and the effective tax rate for the twelve months ended December 31, 2019, 2018 and 2017 was as follows:

	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
U.S. tax effect of foreign earnings	1.1	1.5	0.5
Tax effect of U.S. federal tax law change	—	(0.1)	20.1
State income taxes, net of U.S. federal tax benefit	1.7	1.6	1.2
Differences between U.S. federal statutory and foreign tax rates	2.0	2.1	(3.5)
Nontaxable foreign interest income	(1.4)	(1.7)	(1.7)
Tax effect of foreign dividends	0.2	1.0	0.4
Tax relief for U.S. manufacturers	—	—	(1.4)
Excess tax benefits from stock-based compensation	(0.9)	(0.3)	(1.5)
Other, net	(0.4)	(0.6)	(0.7)
Effective tax rate	23.3%	24.5%	48.4%

The Company's effective tax rate for the twelve months ended December 31, 2019, 2018 and 2017 was 23.3%, 24.5% and 48.4%, respectively. The 2019 and 2018 effective tax rates benefited from the lower U.S. corporate federal tax rate and discrete items. The 2019 effective tax rate benefited from a discrete tax benefit of $21 million in the third quarter for the U.S. federal provision to return adjustment resulting primarily from changes in estimates related to the Act. The 2018 effective tax rate benefited from a discrete tax benefit of $37 million in the third quarter related to the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary, which was partially offset by a discrete tax charge of $22 million in the third quarter related to foreign tax credits. Included in the effective tax rate for 2017 was a one-time additional income tax expense of $658 million related to the enactment of the Act. Additionally, the effective tax rates for 2019, 2018 and 2017 included $28 million, $10 million and $50 million, respectively, related to excess tax benefits from stock-based compensation.

Prior to the Act, deferred U.S. federal and state income taxes and foreign withholding taxes had not been provided on substantially all undistributed earnings of international subsidiaries as these earnings were considered permanently invested. As part of the one-time deemed repatriation provisions of the Act, the Company provided for U.S. tax on substantially all undistributed earnings of its foreign subsidiaries as of December 31, 2017. Upon repatriation of earnings to the U.S., the Company may be subject to foreign withholding taxes. The accrual for foreign withholding taxes related to the expected repatriation of foreign held cash and equivalents as of December 31, 2019 and 2018 was $62 million and $71 million, respectively.

Deferred foreign withholding taxes have not been provided on undistributed earnings considered permanently invested. As of December 31, 2019, undistributed earnings of certain international subsidiaries that are considered permanently invested were approximately $5.7 billion. Determination of the related deferred tax liability is not practicable because of the complexities associated with the hypothetical calculation.

Deferred tax assets and liabilities— The components of deferred income tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	2019		2018
In millions	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$202	$(453)	$194	$(484)
Inventory reserves, capitalized tax cost and LIFO inventory	29	(3)	30	(3)
Investments	16	(158)	19	(171)
Plant and equipment	17	(74)	17	(72)
Accrued expenses and reserves	42	—	36	—
Employee benefit accruals	176	—	186	—
Foreign tax credit carryforwards	7	—	8	—
Net operating loss carryforwards	419	—	451	—
Capital loss carryforwards	80	—	89	—
Allowances for uncollectible accounts	9	—	10	—
Pension liabilities	—	(15)	—	(19)
Unrealized loss (gain) on foreign debt instruments	—	(57)	—	(45)
Operating leases	45	(45)	—	—
Other	32	(13)	32	(13)
Gross deferred income tax assets (liabilities)	1,074	(818)	1,072	(807)
Valuation allowances	(408)	—	(418)	—
Total deferred income tax assets (liabilities)	$666	$(818)	$654	$(807)

The valuation allowances recorded as of December 31, 2019 and 2018 related primarily to certain net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. As of December 31, 2019, the Company had utilized all realizable foreign tax credit carryforwards.

As of December 31, 2019, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross Carryforwards Related
In millions	to Net Operating Losses
2020	$86
2021	80
2022	25
2023	7
2024	49
2025-2045	117
Do not expire	1,378
Total gross carryforwards related to net operating losses	$1,742

Unrecognized tax benefits— The changes in the amount of unrecognized tax benefits for the twelve months ended December 31, 2019, 2018 and 2017 were as follows:

In millions	2019	2018	2017
Beginning balance	$297	$285	$210
Additions based on tax positions related to the current year	6	3	42
Additions for tax positions of prior years	13	49	100
Reductions for tax positions of prior years	(14)	(31)	(24)
Settlements	(5)	(5)	(53)
Foreign currency translation	(1)	(4)	10
Ending balance	$296	$297	$285

Included in the balance as of December 31, 2019 were approximately $267 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate.

Settlements during 2017 primarily related to the Company effectively settling with the German Fiscal Authority on issues identified during its 2009-2011 audit, which primarily related to intercompany transactions.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $56 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2016-2019
United Kingdom	2017-2019
Germany	2012-2019
France	2016-2019
Australia	2013-2019

The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties as of December 31, 2019 and 2018 was $19 million and $25 million, respectively.

(7)     Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the twelve months ended December 31, 2019, 2018 and 2017 was as follows:

In millions except per share amounts	2019	2018	2017
Net Income	$2,521	$2,563	$1,687
Net income per share—Basic:
Weighted-average common shares	323.9	335.0	344.1
Net income per share—Basic	$7.78	$7.65	$4.90
Net income per share—Diluted:
Weighted-average common shares	323.9	335.0	344.1
Effect of dilutive stock options and restricted stock units	1.7	2.1	2.7
Weighted-average common shares assuming dilution	325.6	337.1	346.8
Net income per share—Diluted	$7.74	$7.60	$4.86

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.9 million and 0.5 million antidilutive options outstanding as of December 31, 2019 and 2018, respectively. There were no antidilutive options outstanding as of December 31, 2017.

(8)     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2019 and 2018 were as follows:

In millions	Automotive OEM	Test & Measurement and Electronics	Food Equipment	Polymers & Fluids	Welding	Construction Products	Specialty Products	Total
Balance, December 31, 2017	$488	$1,372	$269	$919	$272	$530	$902	$4,752
2018 activity:
Foreign currency translation	(12)	(20)	(10)	(30)	(9)	(17)	(21)	(119)
Balance, December 31, 2018	476	1,352	259	889	263	513	881	4,633
2019 activity:
Acquisitions / (divestitures)	—	2	—	—	—	—	(1)	1
Transfer to assets held for sale	(5)	(109)	—	—	(4)	—	(8)	(126)
Foreign currency translation	(5)	—	(3)	(2)	(1)	(1)	(4)	(16)
Balance, December 31, 2019	$466	$1,245	$256	$887	$258	$512	$868	$4,492
Cumulative goodwill impairment charges, December 31, 2019	$24	$83	$60	$15	$5	$7	$46	$240

Intangible assets as of December 31, 2019 and 2018 were as follows:

	2019			2018
In millions	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,530	$(1,195)	$335	$1,747	$(1,282)	$465
Trademarks and brands	694	(434)	260	759	(435)	324
Patents and proprietary technology	581	(501)	80	621	(506)	115
Other	449	(433)	16	478	(458)	20
Total amortizable intangible assets	3,254	(2,563)	691	3,605	(2,681)	924
Indefinite-lived intangible assets:
Trademarks and brands	160	—	160	160	—	160
Total intangible assets	$3,414	$(2,563)	$851	$3,765	$(2,681)	$1,084

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2019, 2018 and 2017. There were no impairment charges as a result of these assessments.

For the twelve months ended December 31, 2019, 2018 and 2017, amortization expense of intangible assets was $159 million, $189 million and $206 million, respectively.

As of December 31, 2019, the estimated future amortization expense of intangible assets for the twelve months ending December 31 was as follows:

In millions
2020	$135
2021	117
2022	104
2023	85
2024	68

(9)    Leases

Effective January 1, 2019, the Company adopted new lease accounting guidance which requires the recognition of a lease liability and corresponding right-of-use asset for all operating leases with a noncancellable lease term of greater than one year. The new guidance did not change the recognition of rental expense for operating leases which is recognized on a straight-line basis over the noncancellable lease term based on the minimum lease payments at lease inception. Changes in rent subsequent to commencement that were not included in minimum lease payments at inception are recognized as variable rent in the period incurred.

The Company’s lease transactions are primarily for the use of facilities, vehicles and equipment under operating lease arrangements. Total rental expense for operating leases for the twelve months ended December 31, 2019, 2018 and 2017 was $113 million, $124 million and $120 million, respectively. Total rental expense for 2019 included $69 million related to capitalized operating leases and $44 million related to short-term operating leases and variable lease payments. Short-term operating leases have original terms of one year or less, or can be terminated at the Company's option with a short notice period and without significant penalty, and are not capitalized. The right-of-use asset related to operating leases was $206 million as of December 31, 2019 and was included in Other assets. As of December 31, 2019, the current portion of the lease liability for operating leases was $51 million and was included in Accrued expenses, and the long-term portion was $128 million and was included in Other liabilities.

As of December 31, 2019, future maturities of operating lease liabilities for the twelve months ending December 31 were as follows:

In millions
2020	$55
2021	42
2022	32
2023	23
2024	18
2025 and future years	21
Total future minimum lease payments	191
Less: Imputed interest	(12)
Operating lease liability	179
Less: Current portion of operating lease liability	51
Long-term portion of operating lease liability	$128

As of December 31, 2019, operating leases included in the lease liability had a weighted average remaining lease term of 4.6 years and a weighted average discount rate of 2.59% based on the incremental borrowing rate of the Company and its subsidiaries. During the twelve months ended December 31, 2019, cash paid related to maturities of operating lease liabilities was $70 million and operating lease right-of-use assets obtained in exchange for operating lease liabilities was $50 million.

As of December 31, 2018, future minimum lease payments under operating leases with noncancellable terms in excess of one year for the twelve months ending December 31 were as follows:

In millions
2019	$67
2020	48
2021	32
2022	24
2023	18
2024 and future years	34
Total future minimum lease payments	$223

(10)     Debt

Short-term debt— Short-term debt represents obligations with a maturity date of one year or less and is stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt. Short-term debt as of December 31, 2019 and 2018 consisted of the following:

In millions	2019	2018
Current maturities of long-term debt	$4	$1,350
Bank overdrafts	—	1
Total short-term debt	$4	$1,351

As of December 31, 2019, short-term debt included $4 million related to the 4.88% notes due through December 31, 2020. As of December 31, 2018, short-term debt included $650 million related to the 1.95% notes due March 1, 2019 and $700 million related to the 6.25% notes due April 1, 2019, both of which were repaid on the due date. There was no commercial paper outstanding as of December 31, 2019 and 2018.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the third quarter of 2019, the Company entered into a $2.5 billion, five-year line of credit agreement with a termination date of September 27, 2024 to support the potential issuances of commercial paper. This agreement replaced the existing $2.5 billion line of credit agreement with a termination date of May 9, 2021. No amounts were outstanding under the line of credit agreement as of December 31, 2019. The Company was also in compliance with the financial covenants of the line of credit agreement as of December 31, 2019, which included a minimum interest coverage ratio. The weighted-average interest rate on commercial paper was 2.5% and 1.7% for the twelve months ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had unused capacity of approximately $206 million under international debt facilities.

Long-term debt— Long-term debt represents obligations with a maturity date greater than one year, and excludes current maturities that have been reclassified to short-term debt. Long-term debt at carrying value and fair value as of December 31, 2019 and 2018 consisted of the following:

		2019		2018
In millions	Effective Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
1.95% notes due March 1, 2019	1.98%	$—	$—	$650	$649
6.25% notes due April 1, 2019	6.25%	—	—	700	706
4.88% notes due thru December 31, 2020	4.96%	4	4	4	4
3.375% notes due September 15, 2021	3.43%	349	358	349	354
1.75% Euro notes due May 20, 2022	1.86%	558	584	570	603
1.25% Euro notes due May 22, 2023	1.35%	558	584	569	596
3.50% notes due March 1, 2024	3.54%	697	742	696	712
0.25% Euro notes due December 5, 2024	0.31%	668	677	—	—
2.65% notes due November 15, 2026	2.69%	993	1,032	993	933
0.625% Euro notes due December 5, 2027	0.71%	554	570	—	—
2.125% Euro notes due May 22, 2030	2.18%	555	644	567	620
1.00% Euro notes due June 5, 2031	1.09%	552	580	—	—
3.00% Euro notes due May 19, 2034	3.13%	548	724	560	678
4.875% notes due September 15, 2041	4.97%	637	829	636	719
3.90% notes due September 1, 2042	3.96%	1,082	1,283	1,081	1,087
Other borrowings		3	3	4	4
Total		$7,758	$8,614	$7,379	$7,665
Less: Current maturities of long-term debt		(4)		(1,350)
Total long-term debt		$7,754		$6,029

The approximate fair values of the Company’s long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs, which included market rates for comparable instruments for the respective periods.

In 2005, the Company issued $54 million of 4.88% notes due through December 31, 2020 at 100% of face value.

In 2009, the Company issued $700 million of 6.25% redeemable notes due April 1, 2019 at 99.98% of face value, which were repaid on the due date.

In 2011, the Company issued $350 million of 3.375% notes due September 15, 2021 at 99.552% of face value and $650 million of 4.875% notes due September 15, 2041 at 98.539% of face value.

In 2012, the Company issued $1.1 billion of 3.9% notes due September 1, 2042 at 99.038% of face value.

In February 2014, the Company issued $650 million of 1.95% notes due March 1, 2019 at 99.871% of face value and $700 million of 3.5% notes due March 1, 2024 at 99.648% of face value. The $650 million of 1.95% notes due March 1, 2019 were repaid on the due date.

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

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Refer to Note 13. Stockholders' Equity for additional information regarding the net investment hedge.

All of the Company's notes listed above represent senior unsecured obligations ranking equal in right of payment. As of December 31, 2019, scheduled future maturities of long-term debt, including current maturities of long-term debt, for the twelve months ending December 31 were as follows:

In millions
2020	$4
2021	349
2022	558
2023	558
2024	1,365
2025 and future years	4,924
Total	$7,758

(11)     Pension and Other Postretirement Benefits

The Company has both funded and unfunded defined benefit pension and other postretirement benefit plans, predominately in the U.S. The U.S. primary pension plan provides benefits based on years of service and final average salary. The U.S. primary postretirement health care plan is contributory with the participants’ contributions adjusted annually. The U.S. primary postretirement life insurance plan is noncontributory. Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company’s expense related to defined contribution plans was $86 million in 2019, $82 million in 2018, and $79 million in 2017. In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Canada, Germany and Switzerland.

Summarized information regarding net periodic benefit cost included in the Statement of Income related to the Company's significant defined benefit pension and other postretirement benefit plans for the twelve months ended December 31, 2019, 2018 and 2017 is as follows:

	Pension			Other Postretirement Benefits
In millions	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$52	$60	$63	$7	$8	$9
Interest cost	78	72	72	20	18	19
Expected return on plan assets	(121)	(126)	(133)	(22)	(25)	(23)
Amortization of actuarial (gain) loss	21	43	57	(1)	(2)	(1)
Amortization of prior service cost	1	—	—	—	—	—
Total net periodic benefit cost	$31	$49	$59	$4	$(1)	$4

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company used the updated mortality improvement scales from the Society of Actuaries, MP-2019 and MP-2018, to measure its U.S. pension and other postretirement obligations as of December 31, 2019 and 2018, respectively, which did not have a significant impact in either period.

The following tables provide a rollforward of the plan benefit obligations, plan assets and a reconciliation of funded status for the twelve months ended December 31, 2019 and 2018:

	Pension		Other Postretirement Benefits
In millions	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at January 1	$2,429	$2,661	$511	$546
Service cost	52	60	7	8
Interest cost	78	72	20	18
Plan participants’ contributions	2	2	12	12
Amendments	—	9	—	—
Actuarial (gain) loss	295	(162)	61	(35)
Transfer to liabilities held for sale	(2)	—	—	—
Benefits paid	(156)	(165)	(42)	(40)
Medicare subsidy received	—	—	1	2
Liabilities from other immaterial plans	—	5	—	—
Foreign currency translation	33	(53)	—	—
Benefit obligation at December 31	$2,731	$2,429	$570	$511

	Pension		Other Postretirement Benefits
In millions	2019	2018	2019	2018
Change in plan assets:
Fair value of plan assets at January 1	$2,550	$2,832	$333	$373
Actual return on plan assets	379	(82)	66	(19)
Company contributions	27	23	5	7
Plan participants’ contributions	2	2	12	12
Benefits paid	(156)	(165)	(42)	(40)
Foreign currency translation	42	(60)	—	—
Fair value of plan assets at December 31	$2,844	$2,550	$374	$333
Funded status	$113	$121	$(196)	$(178)
Other immaterial plans	(42)	(46)	(5)	(5)
Net asset (liability) at December 31	$71	$75	$(201)	$(183)
The amounts recognized in the Statement of Financial Position as of December 31 consist of:
Other assets	$297	$290	$—	$—
Accrued expenses	(11)	(12)	(3)	(4)
Other noncurrent liabilities	(215)	(203)	(198)	(179)
Net asset (liability) at end of year	$71	$75	$(201)	$(183)
The pre-tax amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain) loss	$568	$552	$(35)	$(53)
Prior service cost	7	8	—	—
	$575	$560	$(35)	$(53)
Accumulated benefit obligation	$2,589	$2,299
Plans with accumulated benefit obligation in excess of plan assets as of December 31:
Projected benefit obligation	$194	$176
Accumulated benefit obligation	$188	$170
Fair value of plan assets	$29	$28

Assumptions— The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Assumptions used to determine benefit obligations as of December 31:
Discount rate	2.61%	3.66%	3.12%	3.29%	4.40%	3.72%
Rate of compensation increases	3.44%	3.52%	3.54%
Assumptions used to determine net periodic benefit cost for the twelve months ended December 31:
Discount rate	3.66%	3.12%	3.41%	4.40%	3.72%	4.30%
Expected return on plan assets	4.71%	4.77%	5.53%	6.70%	6.80%	6.80%
Rate of compensation increases	3.52%	3.54%	3.77%

The expected long-term rates of return for pension and other postretirement benefit plans were developed using historical asset class returns while factoring in current market conditions such as inflation, interest rates and asset class performance.

The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. The Company estimates the service and interest cost components of net periodic benefit cost by applying specific spot rates along the yield curve to the projected cash flows rather than a single weighted-average rate.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation as of December 31 were as follows:

	2019	2018	2017
Health care cost trend rate assumed for the next year	6.70%	7.00%	6.25%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2026	2026	2025

A one percentage-point change in assumed health care cost trend rates would have the following impact:

In millions	1 Percentage-Point Increase	1 Percentage-Point Decrease
Change in service cost and interest cost for 2019	$—	$(1)
Change in postretirement benefit obligation at December 31, 2019	$2	$(3)

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

The following tables present the fair value of the Company’s pension and other postretirement benefit plan assets as of December 31, 2019 and 2018, by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

	2019
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$28	$27	$1	$—
Fixed income securities:
Government securities	355	—	355	—
Corporate debt securities	969	—	969	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Collective trust funds	1,460
Partnerships/private equity interests	27
Other	4	—	4	—
Total fair value of pension plan assets	$2,844	$27	$1,329	$1

Other Postretirement Benefit Plan Assets:
Life insurance policies	$374
Total fair value of other postretirement benefit plan assets	$374	$—	$—	$—

	2018
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$28	$27	$1	$—
Fixed income securities:
Government securities	371	—	371	—
Corporate debt securities	853	—	853	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Collective trust funds	1,257
Partnerships/private equity interests	36
Other	4	—	4	—
Total fair value of pension plan assets	$2,550	$27	$1,229	$1

Other Postretirement Benefit Plan Assets:
Life insurance policies	333
Total fair value of other postretirement benefit plan assets	$333	$—	$—	$—

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

Cash flows— The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $29 million to its pension plans and $5 million to its other postretirement benefit plans in 2020. As of December 31, 2019, the Company’s portion of the future benefit payments that are expected to be paid during the twelve months ending December 31 is as follows:

In millions	Pension	Other Postretirement Benefits
2020	$152	$35
2021	157	35
2022	164	35
2023	171	35
2024	175	36
Years 2025-2029	862	176

(12)     Commitments and Contingencies

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

(13)     Stockholders' Equity

Preferred Stock— Preferred Stock, without par value, of which 0.3 million shares are authorized and unissued, is issuable in series. The Board of Directors is authorized to fix by resolution the designation and characteristics of each series of preferred stock. The Company has no present commitment to issue its preferred stock.

Share Repurchases— On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provided for the repurchase of up to $6.0 billion of the Company’s common stock over an open-ended period of time (the "2015 Program"). Under the 2015 Program, the Company repurchased approximately 6.1 million shares of its common stock at an average price of $91.78 per share during 2015, approximately 18.7 million shares of its common stock at an average price of $107.17 per share during 2016, approximately 7.1 million shares of its common stock at an average price of $140.56 per share during 2017, approximately 13.9 million shares of its common stock at an average price of $143.66 per share during 2018 and approximately 3.1 million shares of its common stock at an average price of $143.23 per share during 2019. The 2015 Program was completed in the second quarter of 2019.

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 6.7 million shares of its common stock at an average price of $158.11 per share during 2019. As of December 31, 2019, there were approximately $1.9 billion of authorized repurchases remaining under the 2018 program.

Cash Dividends— Cash dividends declared were $4.14 per share in 2019, $3.56 per share in 2018 and $2.86 per share in 2017. Cash dividends paid were $4.07 per share in 2019, $3.34 per share in 2018 and $2.73 per share in 2017.

Accumulated Other Comprehensive Income (Loss)— The changes in accumulated other comprehensive income (loss) during 2019, 2018 and 2017 were as follows:

In millions	2019	2018	2017
Beginning balance	$(1,677)	$(1,287)	$(1,807)

Adoption of new accounting guidance related to reclassification of certain tax effects	—	(45)	—

Foreign currency translation adjustments during the period	7	(308)	294
Foreign currency translation adjustments reclassified to income	—	5	2
Income taxes	(9)	(25)	110
Total foreign currency translation adjustments, net of tax	(2)	(328)	406

Pension and other postretirement benefit adjustments during the period	(54)	(64)	96
Pension and other postretirement benefit adjustments reclassified to income	21	41	56
Income taxes	7	6	(38)
Total pension and other postretirement benefit adjustments, net of tax	(26)	(17)	114

Ending balance	$(1,705)	$(1,677)	$(1,287)

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

Foreign currency translation adjustments reclassified to income primarily relate to the disposal of operations and were included in the related gain or loss upon disposal. Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial gains and losses and prior service cost. Refer to Note 11. Pension and Other Postretirement Benefits for the amounts included in net periodic benefit cost.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The cumulative unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $239 million and $187 million as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.3 billion and $1.3 billion, respectively, and after-tax unrecognized pension and other postretirement benefits costs of $390 million and $364 million, respectively. The estimated pre-tax unrecognized net benefit cost that will be amortized from Accumulated other comprehensive income (loss) into income in 2020 is $48 million for pension and other postretirement benefits.

(14)     Stock-Based Compensation

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

Commencing in February 2013, the Company began issuing shares from treasury stock to cover the exercised options and vested RSUs. Prior to February 2013, the Company generally issued new shares from its authorized but unissued share pool. As of December 31, 2019, approximately 11 million shares of ITW common stock were reserved for issuance under these plans.

The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards. The following table summarizes the Company’s stock-based compensation expense for the twelve months ended December 31, 2019, 2018 and 2017:

In millions	2019	2018	2017
Pre-tax stock-based compensation expense	$41	$40	$36
Tax benefit	(5)	(5)	(9)
Total stock-based compensation expense, net of tax	$36	$35	$27

The following table summarizes activity related to non-vested RSUs for the twelve months ended December 31, 2019:

Shares in millions	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2019	0.5	$121.24
Granted	0.2	144.43
Vested	(0.2)	87.28
Unvested, December 31, 2019	0.5	144.92

The following table summarizes stock option activity for the twelve months ended December 31, 2019:

In millions except exercise price and contractual terms	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2019	4.6	$90.56
Granted	0.5	144.21
Exercised	(1.3)	64.51
Canceled or expired	(0.1)	144.55
Under option, December 31, 2019	3.7	106.57	5.9	$271
Exercisable, December 31, 2019	2.4	89.55	4.8	$220

The fair value of RSUs is equal to the common stock fair market value on the date of the grant. RSUs provide for dividend equivalents payable in additional RSUs for dividends that would have been paid during the vesting period. Stock option exercise prices are equal to the common stock fair market value on the date of grant. The Company estimates forfeitures based on historical rates for awards with similar characteristics. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the option valuations for the twelve months ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Risk-free interest rate	2.50-2.68%	2.07-3.06%	0.91-2.61%
Weighted-average volatility	22.0%	22.0%	22.0%
Dividend yield	2.20%	2.10%	2.22%
Expected years until exercise	8.7-9.0	7.5-8.4	7.2-7.9

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

The weighted-average grant-date fair value of stock options granted for the twelve months ended December 31, 2019, 2018 and 2017 was $34.36, $38.34 and $26.83 per share, respectively. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2019, 2018 and 2017 was $127 million, $33 million and $132 million, respectively. As of December 31, 2019, there was $10 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years. Exercise of stock options during the twelve months ended December 31, 2019, 2018 and 2017 resulted in cash receipts of $85 million, $22 million and $84 million, respectively. The total fair value of vested stock option awards during the twelve months ended December 31, 2019, 2018 and 2017 was $17 million, $15 million and $13 million, respectively.

As of December 31, 2019, there was $29 million of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.8 years. The total fair value of vested RSU awards during the twelve months ended December 31, 2019, 2018 and 2017 was $20 million, $19 million and $19 million, respectively.

(15)     Other Balance Sheet Information

Other balance sheet information as of December 31, 2019 and 2018 was as follows:

In millions	2019	2018
Prepaid expenses and other current assets:
Income tax refunds receivable	$77	$98
Value-added-tax receivables	73	79
Vendor advances	25	30
Other	121	127
Total prepaid expenses and other current assets	$296	$334

Other assets:
Cash surrender value of life insurance policies	$441	$429
Prepaid pension assets	297	290
Operating lease right-of-use asset	206	—
Customer tooling	141	171
Investments	51	51
Other	91	89
Total other assets	$1,227	$1,030

Accrued expenses:
Compensation and employee benefits	$335	$391
Deferred revenue and customer deposits	188	215
Rebates	159	172
Current portion of operating lease liability	51	—
Warranties	45	45
Current portion of pension and other postretirement benefit obligations	14	16
Other	425	432
Total accrued expenses	$1,217	$1,271

Other liabilities:
Pension benefit obligation	$215	$203
Postretirement benefit obligation	198	179
Long-term portion of operating lease liability	128	—
Other	459	457
Total other liabilities	$1,000	$839

(16)     Segment Information

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

Segment information for 2019, 2018 and 2017 was as follows:

In millions	2019	2018	2017
Operating revenue:
Automotive OEM	$3,063	$3,338	$3,271
Food Equipment	2,188	2,214	2,123
Test & Measurement and Electronics	2,121	2,171	2,069
Welding	1,638	1,691	1,538
Polymers & Fluids	1,669	1,724	1,724
Construction Products	1,625	1,700	1,672
Specialty Products	1,825	1,951	1,938
Intersegment revenue	(20)	(21)	(21)
Total	$14,109	$14,768	$14,314
Operating income:
Automotive OEM	$659	$751	$747
Food Equipment	578	572	556
Test & Measurement and Electronics	542	523	464
Welding	453	474	415
Polymers & Fluids	381	369	357
Construction Products	383	414	399
Specialty Products	472	522	527
Total Segments	3,468	3,625	3,465
Unallocated	(66)	(41)	20
Total	$3,402	$3,584	$3,485
Depreciation and amortization and impairment of intangible assets:
Automotive OEM	$125	$123	$111
Food Equipment	41	44	45
Test & Measurement and Electronics	69	88	92
Welding	26	27	28
Polymers & Fluids	77	83	89
Construction Products	29	32	33
Specialty Products	59	64	64
Total	$426	$461	$462
Plant and equipment additions:
Automotive OEM	$134	$184	$147
Food Equipment	35	28	27
Test & Measurement and Electronics	26	31	23
Welding	28	23	17
Polymers & Fluids	18	15	16
Construction Products	29	25	22
Specialty Products	56	58	45
Total	$326	$364	$297
Identifiable assets:
Automotive OEM	$2,417	$2,388	$2,402
Food Equipment	1,042	1,019	1,054
Test & Measurement and Electronics	2,374	2,343	2,449
Welding	734	789	756
Polymers & Fluids	1,862	1,942	2,067
Construction Products	1,176	1,167	1,196
Specialty Products	1,656	1,687	1,721
Total Segments	11,261	11,335	11,645
Corporate	3,807	3,535	5,135
Total	$15,068	$14,870	$16,780

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

Enterprise-wide information for the twelve months ended December 31, 2019, 2018 and 2017 was as follows:

In millions	2019	2018	2017
Operating Revenue by Geographic Region:
United States	$6,507	$6,562	$6,243
Canada/Mexico	972	1,050	996
Total North America	7,479	7,612	7,239
Europe, Middle East and Africa	3,920	4,241	4,102
Asia Pacific	2,400	2,573	2,577
South America	310	342	396
Total Operating Revenue	$14,109	$14,768	$14,314

Operating revenue by geographic region is based on the customers' locations. As of December 31, 2019, the Company had approximately 11% of its total long-lived assets in China. There was no single country outside the U.S with long-lived assets exceeding 10% of the Company's total long-lived assets in 2018. No single customer accounted for more than 5% of consolidated revenues for the twelve months ended December 31, 2019, 2018 or 2017.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In millions except per share amounts	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenue	$3,552	$3,744	$3,609	$3,831	$3,479	$3,613	$3,469	$3,580
Cost of revenue	2,059	2,181	2,099	2,231	2,007	2,096	2,022	2,096
Operating income	839	903	871	932	868	889	824	860
Net income	597	652	623	666	660	638	641	607
Net income per share:
Basic	$1.82	$1.92	$1.92	$1.98	$2.05	$1.91	$2.00	$1.84
Diluted	1.81	1.90	1.91	1.97	2.04	1.90	1.99	1.83

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2019. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2019 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Board of Directors and Its Committees" and "Audit Committee Report" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Proposal 1 - Election of Directors - Section 16(a) Beneficial Ownership Reports" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Information regarding the Company’s code of ethics that applies to the Company’s Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption "Proposal 1 - Election of Directors - Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

This information is incorporated by reference from the information under the captions "NEO Compensation," "Proposal 1 - Election of Directors - Director Compensation," and "Compensation Discussion and Analysis" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Ownership of ITW Stock" and "NEO Compensation - Equity Compensation Plan Information" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Ownership of ITW Stock," "Certain Relationships and Related Party Transactions" and "Proposal 1 - Election of Directors - Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Corporate Governance Policies and Practices" and "Appendix A - Categorical Standards for Director Independence" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services

This information is incorporated by reference from the information under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

4(d)
Officers' Certificate dated August 28, 2012, establishing the terms, and setting forth the forms, of the 3.9% Notes due 2042, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 28, 2012 (Commission File No. 001-4797) and incorporated herein by reference.

Exhibit Number	Description

4(e)
Officers’ Certificate dated February 25, 2014, establishing the terms, and setting forth the forms, of the 0.9% Notes due 2017, the 1.95% Notes due 2019, and the 3.5% Notes due 2024, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (Commission File No. 001-04797) and incorporated herein by reference.

4(f)
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

4(h)
Officer’s Certificate dated November 7, 2016, establishing the terms, and setting forth the forms, of the 2.65% Notes due 2026, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016 (Commission File No. 001-04797) and incorporated herein by reference.

4(i)
Officers’ Certificate dated June 5, 2019, establishing the terms, and setting forth the forms, of the 0.250% Notes due 2024, the 0.625% Notes due 2027 and the 1.000% Notes due 2031, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019 (Commission File No. 001-04797) and incorporated herein by reference.

4(j)	Description of the Company’s common stock.

4(k)	Description of the 1.75% Euro Notes due 2022 and 3.00% Euro Notes due 2034.

4(l)	Description of the 1.25% Euro Notes due 2023 and 2.125% Euro Notes due 2030.

4(m)	Description of the 0.250% Euro Notes due 2024, 0.625% Euro Notes due 2027 and 1.00% Euro Notes due 2031.

10(a)*
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

10(c)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 9, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(d)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(e)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(f)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

10(g)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10(h)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10(i)*	Form of performance share unit terms filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10(j)*	Form of performance cash grant filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10(k)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 14, 2019 (Commission File No. 1-4797) and incorporated herein by reference

10(l)*	Form of performance share unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 14, 2019 (Commission File No. 1-4797) and incorporated herein by reference

Exhibit Number	Description

10(m)*	Form of performance cash terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 14, 2019 (Commission File No. 1-4797) and incorporated herein by reference

10(n)*	Form of stock option terms filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10(o)*	Form of performance share unit terms filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10(p)*	Form of performance cash terms filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10(q)*	Form of restricted stock unit terms filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

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

10(y)*
Five Year Credit Agreement dated as of September 27, 2019 among Illinois Tool Works Inc., JPMorgan Chase Bank, N.A., as Agent, Citibank, N.A., as Syndication Agent, and a syndicate of lenders, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on October 3, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

21	Subsidiaries and Affiliates of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101.INS	iXBRL Instance Document**

101.SCH	iXBRL Taxonomy Extension Schema**

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase**

101.DEF	iXBRL Taxonomy Extension Definition Linkbase**

101.LAB	iXBRL Taxonomy Extension Label Linkbase**

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
**
The following financial information from Illinois Tool Works Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Changes in Stockholders' Equity (iv) Statement of Financial Position, (v) Statement of Cash Flows and (vi) related Notes to Financial Statements.

Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit 4 any debt instruments for which the total amount of securities authorized thereunder is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis as of December 31, 2019, with the exception of the Officers' Certificates related to the 3.375% Notes due 2021, the 1.75% Euro Notes due 2022, the 1.25% Euro Notes due 2023, the 3.50% Notes due 2024, 0.25% Euro Notes due 2024, the 2.65% Notes due 2026, 0.625% Euro Notes due 2027, the 2.125% Euro Notes due 2030, 1.00% Euro Notes due 2031, the 3.00% Euro Notes due 2034, the 4.875% Notes due 2041, and the 3.90% Notes due 2042, which are described as Exhibit numbers 4(c) through (i) in the Exhibit Index. The Company agrees to furnish a copy of the agreement related to the debt instruments which have not been filed with Exhibit 4 to the Securities and Exchange Commission upon request.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February 2020.

ILLINOIS TOOL WORKS INC.

By:	/s/ E. SCOTT SANTI
E. Scott Santi
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of February 2020.

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