Form 10-Q
period 2020-03-31
ILLINOIS TOOL WORKS INC
filed 2020-05-08
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at March 31, 2020: 315,932,054.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2020	2019
Operating Revenue	$3,228	$3,552
Cost of revenue	1,871	2,059
Selling, administrative, and research and development expenses	560	611
Amortization and impairment of intangible assets	36	43
Operating Income	761	839
Interest expense	(51)	(63)
Other income (expense)	25	14
Income Before Taxes	735	790
Income Taxes	169	193
Net Income	$566	$597

Net Income Per Share:
Basic	$1.78	$1.82
Diluted	$1.77	$1.81

Shares of Common Stock Outstanding During the Period:
Average	318.3	327.3
Average assuming dilution	319.7	329.6

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2020	2019
Net Income	$566	$597

Foreign currency translation adjustments, net of tax	(287)	31
Pension and other postretirement benefit adjustments, net of tax	9	4
Other comprehensive income (loss)	(278)	35

Comprehensive Income	$288	$632

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and equivalents	$1,430	$1,981
Trade receivables	2,424	2,461
Inventories	1,185	1,164
Prepaid expenses and other current assets	244	296
Assets held for sale	223	351
Total current assets	5,506	6,253

Net plant and equipment	1,704	1,729
Goodwill	4,401	4,492
Intangible assets	836	851
Deferred income taxes	473	516
Other assets	1,229	1,227
	$14,149	$15,068

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$4	$4
Accounts payable	488	472
Accrued expenses	1,105	1,217
Cash dividends payable	338	342
Income taxes payable	55	48
Liabilities held for sale	42	71
Total current liabilities	2,032	2,154

Noncurrent Liabilities:
Long-term debt	7,690	7,754
Deferred income taxes	695	668
Noncurrent income taxes payable	462	462
Other liabilities	986	1,000
Total noncurrent liabilities	9,833	9,884

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2020 and 2019 Outstanding- 315.9 shares in 2020 and 319.8 shares in 2019	6	6
Additional paid-in-capital	1,309	1,304
Retained earnings	22,631	22,403
Common stock held in treasury	(19,680)	(18,982)
Accumulated other comprehensive income (loss)	(1,983)	(1,705)
Noncontrolling interest	1	4
Total stockholders’ equity	2,284	3,030
	$14,149	$15,068

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended March 31, 2020
Balance at December 31, 2019	$6	$1,304	$22,403	$(18,982)	$(1,705)	$4	$3,030
Net income	—	—	566	—	—	—	566
Common stock issued for stock-based compensation	—	(3)	—	8	—	—	5
Stock-based compensation expense	—	9	—	—	—	—	9
Repurchases of common stock	—	—	—	(706)	—	—	(706)
Dividends declared ($1.07 per share)	—	—	(338)	—	—	—	(338)
Other comprehensive income (loss)	—	—	—	—	(278)	—	(278)
Noncontrolling interest	—	(1)	—	—	—	(3)	(4)
Balance at March 31, 2020	$6	$1,309	$22,631	$(19,680)	$(1,983)	$1	$2,284

Three Months Ended March 31, 2019
Balance at December 31, 2018	$6	$1,253	$21,217	$(17,545)	$(1,677)	$4	$3,258
Net income	—	—	597	—	—	—	597
Common stock issued for stock-based compensation	—	(8)	—	9	—	—	1
Stock-based compensation expense	—	10	—	—	—	—	10
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.00 per share)	—	—	(326)	—	—	—	(326)
Other comprehensive income (loss)	—	—	—	—	35	—	35
Balance at March 31, 2019	$6	$1,255	$21,488	$(17,911)	$(1,642)	$4	$3,200

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2020	2019
Cash Provided by (Used for) Operating Activities:
Net income	$566	$597
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	68	67
Amortization and impairment of intangible assets	36	43
Change in deferred income taxes	17	22
Provision for uncollectible accounts	2	2
(Income) loss from investments	(3)	(7)
(Gain) loss on sale of operations and affiliates	(1)	2
Stock-based compensation expense	9	10
Other non-cash items, net	2	4
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	10	(106)
Inventories	(48)	(32)
Prepaid expenses and other assets	(10)	(22)
Increase (decrease) in-
Accounts payable	17	48
Accrued expenses and other liabilities	(93)	(99)
Income taxes	46	87
Other, net	(4)	—
Net cash provided by operating activities	614	616
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	(4)
Additions to plant and equipment	(60)	(77)
Proceeds from investments	7	7
Proceeds from sale of plant and equipment	3	2
Other, net	(3)	—
Net cash provided by (used for) investing activities	(53)	(72)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(342)	(328)
Issuance of common stock	17	11
Repurchases of common stock	(706)	(375)
Net proceeds from (repayments of) debt with original maturities of three months or less	—	1,058
Repayments of debt with original maturities of more than three months	—	(650)
Other, net	(16)	(11)
Net cash provided by (used for) financing activities	(1,047)	(295)
Effect of Exchange Rate Changes on Cash and Equivalents	(65)	2
Cash and Equivalents:
Increase (decrease) during the period	(551)	251
Beginning of period	1,981	1,504
End of period	$1,430	$1,755
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$56	$63
Cash Paid During the Period for Income Taxes, Net of Refunds	$106	$84

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements— The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the “Company”). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2019 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which changes the methodology used to measure credit losses for certain financial instruments. Under prior guidance, credit loss reserves were estimated based on historical information. The new guidance requires credit loss reserves to reflect the estimated credit losses expected to be incurred over the life of the financial asset. The Company adopted this new guidance effective January 1, 2020, which did not have a material impact on the Company's results of operations or financial position.

In January 2017, the FASB issued authoritative guidance which simplifies the assessment of goodwill for impairment. Under prior guidance, when the estimated fair value of a reporting unit was less than its carrying value, the fair value of the goodwill was determined by valuing the other assets and liabilities of the reporting unit. Under the new guidance, the requirement to determine the fair value of goodwill has been eliminated, and an impairment charge is recognized for the amount that the carrying value of the reporting unit exceeds its fair value. Effective January 1, 2020, the Company adopted the new guidance prospectively and will apply the new guidance during its annual assessment of goodwill in the third quarter, or earlier if a triggering event occurs. The adoption of this new accounting guidance had no impact on the Company's results of operations or financial position.

In December 2019, the FASB issued authoritative guidance which simplifies certain aspects of the accounting for income taxes, including the elimination of an exception to the methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated full year loss. The Company early adopted this new guidance effective January 1, 2020, which did not have a material impact on the Company's results of operations or financial position.

(2)    Novel Coronavirus (COVID-19)

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company’s global operations starting primarily during the latter part of the first quarter of 2020 as COVID-19 continued to spread and impact the countries in which the Company operates and the markets the Company serves, including the North American automotive market, which shut down production in mid-March. The Company expects the disruptions caused by the COVID-19 outbreak to have a more significant adverse impact on the Company's operating results across all segments in the second quarter of 2020, as the spread of COVID-19 has accelerated in North America and across Europe, with more pronounced impacts in the Automotive OEM, Food Equipment, Welding and Construction Products segments. However, the full extent of the COVID-19 outbreak in 2020 and its impact on the markets served by the Company and on the Company’s operations is highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers.

(3)    Divestitures

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

Operating revenue related to businesses divested in 2019 that was included in the Company's results of operations for the three months ended March 31, 2019, was $36 million, which included $15 million in the Welding segment, $16 million in the Test & Measurement and Electronics segment, and $5 million in the Specialty Products segment.

As of December 31, 2019, three of the businesses discussed above continued to be held for sale, including one business in the Test & Measurement and Electronics segment, one business in the Automotive OEM segment, and one business in the Specialty Products segment. In the first quarter of 2020, the Company concluded that the sales of the one business in the Automotive OEM segment and the one business in the Specialty Products segment previously held for sale were no longer probable of being completed within one year, primarily due to the disruptions and economic uncertainty resulting from the COVID-19 pandemic. Accordingly, these businesses are no longer presented as held for sale in the Statement of Financial Position beginning in the first quarter of 2020. As of March 31, 2020, only the one business in the Test & Measurement and Electronics segment continued to be presented as held for sale, and it is expected to be sold within one year.

The assets and liabilities related to the held for sale businesses that were included in assets and liabilities held for sale in the Statement of Financial Position as of March 31, 2020 and December 31, 2019, were as follows:

In millions	March 31, 2020	December 31, 2019
Trade receivables	$41	$81
Inventories	22	28
Net plant and equipment	15	48
Goodwill and intangible assets	140	166
Other	5	28
Total assets held for sale	$223	$351

Accounts payable	$12	$21
Accrued expenses	8	17
Other	22	33
Total liabilities held for sale	$42	$71

Operating revenue related to the one business held for sale as of March 31, 2020 that was included in the Company's results of operations for the three months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended
	March 31,
In millions	2020	2019
Operating revenue	$50	$51

(4)    Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product categories and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
In millions	2020	2019
Automotive OEM	$696	$806
Food Equipment	483	518
Test & Measurement and Electronics	485	524
Welding	372	427
Polymers & Fluids	393	416
Construction Products	390	401
Specialty Products	414	465
Intersegment revenue	(5)	(5)
Total operating revenue	$3,228	$3,552

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

(5)    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2020 and 2019 was 23.0% and 24.4%, respectively. The effective tax rate for the three months ended March 31, 2020 and 2019 benefited from discrete income tax benefits of $7 million and $5 million, respectively, related to excess tax benefits from stock-based compensation.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $59 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(6)    Inventories

Inventories as of March 31, 2020 and December 31, 2019 were as follows:

In millions	March 31, 2020	December 31, 2019
Raw material	$449	$452
Work-in-process	139	131
Finished goods	686	670
LIFO reserve	(89)	(89)
Total inventories	$1,185	$1,164

(7)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$14	$13	$2	$2
Interest cost	15	20	4	5
Expected return on plan assets	(28)	(30)	(6)	(6)
Amortization of actuarial loss (gain)	12	5	—	—
Total net periodic benefit cost	$13	$8	$—	$1

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $29 million to its pension plans and $5 million to its other postretirement benefit plans in 2020. As of March 31, 2020, contributions of $14 million to pension plans and $2 million to other postretirement benefit plans have been made.

(8)    Debt

There was no commercial paper outstanding as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, short-term debt included $4 million related to the 4.88% notes due through December 31, 2020. The Company has a $2.5 billion line of credit agreement with a termination date of September 27, 2024 which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion line of credit agreement as of March 31, 2020.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2020 and December 31, 2019 were as follows:

In millions	March 31, 2020	December 31, 2019
Fair value	$8,199	$8,614
Carrying value	7,694	7,758

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(9)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
In millions	2020	2019
Beginning balance	$(1,705)	$(1,677)

Foreign currency translation adjustments during the period	(272)	43
Income taxes	(15)	(12)
Total foreign currency translation adjustments, net of tax	(287)	31

Pension and other postretirement benefit adjustments reclassified to income	12	5
Income taxes	(3)	(1)
Total pension and other postretirement benefit adjustments, net of tax	9	4

Ending balance	$(1,983)	$(1,642)

Pension and other postretirement benefit adjustments reclassified to income related to the amortization of actuarial gains and losses and prior service cost. Refer to Note 7. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The carrying values of the 2019, 2015 and 2014 Euro notes were $1.7 billion, $1.1 billion and $1.1 billion, respectively, as of March 31, 2020. The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $304 million and $239 million as of March 31, 2020 and December 31, 2019, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of March 31, 2020 and 2019 consisted of cumulative translation adjustment losses, net of tax, of $1.6 billion and $1.3 billion, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $381 million and $360 million, respectively.

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

The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with revenues totaling up to $1 billion. In the fourth quarter of 2019, the Company completed the divestitures of three businesses and continues to evaluate options for certain other businesses. The Company expects any earnings per share dilution from divestitures would be offset by incremental share repurchases. Refer to Note 3. Divestitures in Item 1. Financial Statements for more information regarding divestitures.

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

Near-term Priorities

Currently, there is uncertainty around how severe the COVID-19 pandemic will be, how long it will last, or how quickly ITW’s customers and end markets will recover. The COVID-19 pandemic has impacted, and is expected to continue to impact, the Company's organic revenue and profitability across all segments. However, at this very uncertain time, ITW believes that the strength and resilience of ITW’s Business Model and its strong balance sheet put the Company in a favorable position to deal with the crisis as it unfolds.

For the duration of the COVID-19 pandemic, the Company is focusing its efforts on the following priorities: (1) protect the health and support the well-being of ITW’s colleagues; (2) continue to serve the Company’s customers with excellence to the best of its ability; (3) maintain financial strength, liquidity and strategic optionality throughout the containment and recovery phases; and (4) leverage the Company's strengths to position it to fully participate in the recovery phase.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2019 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company’s global operations starting primarily during the latter part of the first quarter of 2020 as COVID-19 continued

to spread and impact the countries in which the Company operates and the markets the Company serves, including the North American automotive market, which shut down production in mid-March. Despite the challenging macro environment that impacted the Company's first quarter 2020 organic revenue, operating margin of 23.6 percent was flat to the prior year period, after-tax return on average invested capital was 27.0 percent and diluted earnings per share only declined 2.2 percent. Leveraging the strength and resilience of the ITW Business Model, all segments had operating margins ranging from 20.9 percent to 29.1 percent in the first quarter of 2020.

For the duration of the COVID-19 pandemic, the Company is focusing on the following priorities: (1) protect the health and support the well-being of ITW’s colleagues; (2) continue to serve the Company’s customers with excellence to the best of its ability; (3) maintain financial strength, liquidity and strategic optionality throughout the containment and recovery phases; and (4) leverage the Company's strengths to position it to fully participate in the recovery phase. To support ITW’s colleagues, among other initiatives, the Company has redesigned production processes to ensure proper social distancing practices, adjusted shift schedules and assignments to help colleagues who have childcare needs due to school closings, and implemented aggressive new workplace sanitation practices to minimize infection risk. To support its customers, the Company has worked diligently to keep its factories open and operating safely. The Company has adapted customer service systems and practices to seamlessly serve its customers under “work from home” requirements in many parts of the world.

In areas around the world where governments have issued stay-at-home or similar orders, the vast majority of ITW's businesses have been designated as critical or essential businesses and, as such, they remain open and operational. In some cases, this is because the Company’s products directly impact the COVID-19 response effort. In other cases, the Company’s businesses are designated as critical because they play a vital role in serving and supporting industries that are deemed essential to the physical and economic health of our communities. However, as of April 30, 2020, approximately 10% of the Company's manufacturing facilities worldwide were temporarily closed due to either government imposed shut-down requirements or a decline in customer orders.

While the vast majority of the Company’s facilities remain open and operational, many of these facilities are operating at a reduced capacity and the Company expects the customer demand disruptions caused by the COVID-19 outbreak to have a more significant adverse impact on the Company's operating results across all segments in the second quarter of 2020, as the spread of COVID-19 has accelerated in North America and across Europe, with more pronounced impacts in the Automotive OEM, Food Equipment, Welding and Construction Products segments. However, the full extent of the COVID-19 outbreak in 2020 and its impact on the markets served by the Company and on the Company’s operations and financial position is highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part II - Other Information, Item 1A. Risk Factors.

Separately, the Company does not believe that tariffs imposed in the prior year have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company’s consolidated results of operations for the first quarter of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,228	$3,552	(9.1)%	(6.6)%	(1.0)%	—%	(1.5)%	(9.1)%
Operating income	$761	$839	(9.3)%	(11.0)%	(0.2)%	3.3%	(1.4)%	(9.3)%
Operating margin %	23.6%	23.6%	—	(110) bps	20 bps	90 bps	—	—

•	Operating revenue declined due to lower organic revenues, the unfavorable effect of foreign currency translation and divestitures.

•
Organic revenue decreased 6.6% primarily due to disruptions in the Company's global operations resulting from the spread of COVID-19 across all major regions. Product line simplification activities reduced organic revenue by 40 basis points.

◦	North American organic revenue decreased 5.0% as six segments declined, partially offset by growth in the Construction Products segment.

◦	Europe, Middle East and Africa organic revenue decreased 7.1% as all seven segments declined primarily driven by the Automotive OEM, Test & Measurement and Electronics and Specialty Products segments.

◦	Asia Pacific organic revenue decreased 12.0%, with China down 24.2%, due to a decline in all seven segments primarily driven by the Automotive OEM and Food Equipment segments.

•	Operating income of $761 million decreased 9.3% primarily due to lower organic revenue and unfavorable foreign currency translation, partially offset by lower restructuring expenses.

•
Operating margin of 23.6% was flat compared to the prior year primarily driven by benefits from the Company's enterprise initiatives of 120 basis points, lower restructuring expenses and favorable price/cost of 20 basis, partially offset by negative operating leverage of 150 basis points and higher employee-related expenses.

•
The effective tax rate for the first quarter of 2020 was 23.0% versus 24.4% in 2019. The effective tax rate for both periods included discrete income tax benefits related to excess tax benefits from stock-based compensation of $7 million and $5 million in 2020 and 2019, respectively.

•	Diluted earnings per share (EPS) of $1.77 decreased 2.2% in 2020.

•	Free cash flow was $554 million for the first quarter of 2020. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

•	The Company repurchased approximately 4.2 million shares of its common stock in the first quarter of 2020 for approximately $706 million.

•
After-tax return on average invested capital was 27.0% for the first quarter of 2020. Refer to the After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2020 and 2019 were as follows:

	Three Months Ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2020	2019	2020	2019
Automotive OEM	$696	$806	$145	$167
Food Equipment	483	518	117	129
Test & Measurement and Electronics	485	524	121	126
Welding	372	427	109	120
Polymers & Fluids	393	416	93	89
Construction Products	390	401	91	87
Specialty Products	414	465	109	123
Intersegment revenue	(5)	(5)	—	—
Unallocated	—	—	(24)	(2)
Total	$3,228	$3,552	$761	$839

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•	plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$696	$806	(13.7)%	(12.0)%	—%	—%	(1.7)%	(13.7)%
Operating income	$145	$167	(12.8)%	(19.4)%	—%	8.3%	(1.7)%	(12.8)%
Operating margin %	20.9%	20.6%	30 bps	(170) bps	—	200 bps	—	30 bps

•	Operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.

•
Organic revenue declined 12.0% versus worldwide auto builds which decreased 23%. Auto builds for North America, Europe and China, where the Company has a higher concentration of revenue as compared to the other geographic regions, declined 27%. Product line simplification activities reduced organic revenue by 90 basis points.

◦
North American organic revenue decreased 13.2% compared to North American auto builds which declined 10% due to customer mix. Auto builds for the Detroit 3, where the Company has higher content, decreased 15%.

◦	European organic revenue was down 8.7% compared to European auto builds which decreased 19%.

◦	Asia Pacific organic revenue decreased 16.7%. China organic revenue declined 21.3% versus China auto builds which declined 46%.

•
Operating margin was 20.9%. The increase of 30 basis points was primarily driven by lower restructuring expenses of 200 basis points, benefits from the Company's enterprise initiatives and favorable price/cost of 20 basis points, partially offset by negative operating leverage of 240 basis points and higher employee-related expenses.

FOOD EQUIPMENT

This segment is a highly focused and branded industry leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•	warewashing equipment;

•	cooking equipment, including ovens, ranges and broilers;

•	refrigeration equipment, including refrigerators, freezers and prep tables;

•	food processing equipment, including slicers, mixers and scales;

•	kitchen exhaust, ventilation and pollution control systems; and

•	food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the first quarter of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$483	$518	(6.8)%	(5.6)%	—%	—%	(1.2)%	(6.8)%
Operating income	$117	$129	(9.4)%	(10.2)%	—%	1.8%	(1.0)%	(9.4)%
Operating margin %	24.3%	24.9%	(60) bps	(120) bps	—	50 bps	10 bps	(60) bps

•	Operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.

•	Organic revenue decreased 5.6% as equipment and service organic revenue declined 7.7% and 2.0%, respectively.

◦
North American organic revenue declined 4.1% as equipment organic revenue declined 5.7% primarily driven by lower demand in restaurants and food retail, partially offset by growth in institutional end markets. Service organic revenue decreased 1.7%.

◦
International organic revenue decreased 7.6% as equipment organic revenue declined 10.1% primarily due to lower demand in the European cooking and warewash end markets and lower demand in Asia. Service organic revenue decreased 2.5%.

•
Operating margin of 24.3% decreased 60 basis points primarily due to negative operating leverage of 130 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives, favorable price/cost of 60 basis points and lower restructuring expenses.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive original equipment manufacturers and tiers, industrial capital goods, energy and consumer durables markets. Products in this segment include:

•	equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;

•	electronic assembly equipment;

•	electronic components and component packaging;

•	static control equipment and consumables used for contamination control in clean room environments; and

•	pressure sensitive adhesives and components for electronics, medical, transportation and telecommunications applications.

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$485	$524	(7.5)%	(3.3)%	(3.1)%	—%	(1.1)%	(7.5)%
Operating income	$121	$126	(3.8)%	(2.3)%	(1.2)%	0.7%	(1.0)%	(3.8)%
Operating margin %	25.1%	24.1%	100 bps	20 bps	60 bps	20 bps	—	100 bps

•	Operating revenue declined due to lower organic revenues, a divestiture and the unfavorable effect of foreign currency translation.

•	Organic revenue decreased 3.3% as North America was essentially flat and international was down 7.3%.

◦
Organic revenue for the test and measurement businesses decreased 2.4% primarily driven by lower end market demand in Europe, partially offset by higher semi-conductor demand in North America. Instron, where demand is more closely tied to the capital spending environment, had an organic revenue decline of 15.4%.

◦
Electronics organic revenue declined 4.3%. The electronics assembly businesses decreased 10.1% primarily due to lower demand in North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, declined 0.8% due to a decrease in Asia Pacific and Europe, partially offset by growth in North America.

•
Operating margin of 25.1% increased 100 basis points primarily due to benefits from the Company's enterprise initiatives, lower intangible asset amortization expense, the impact of a divestiture and favorable price/cost of 30 basis points, partially offset by negative operating leverage of 100 basis points and higher employee-related expenses.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•	arc welding equipment; and

•	metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the first quarter of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$372	$427	(12.8)%	(9.0)%	(3.4)%	—%	(0.4)%	(12.8)%
Operating income	$109	$120	(9.7)%	(10.1)%	(0.9)%	1.4%	(0.1)%	(9.7)%
Operating margin %	29.1%	28.1%	100 bps	(30) bps	80 bps	40 bps	10 bps	100 bps

•	Operating revenue decreased due to lower organic revenue, a divestiture and the unfavorable effect of foreign currency translation.

•	Organic revenue declined 9.0% driven by a decrease in equipment and consumable sales of 9.7% and 7.9%, respectively, primarily due to lower demand in the industrial end markets.

◦
North American organic revenue decreased 6.9% primarily due to a decline in the industrial and commercial end markets of 10.3% and 4.1%, respectively, partially offset by an increase of 3.3% in the oil and gas end markets.

◦	International organic revenue decreased 18.8% primarily due to a decline in the oil and gas end markets.

•
Operating margin of 29.1% increased 100 basis points compared to the prior year as benefits from the Company's enterprise initiatives, the impact of a divestiture and lower restructuring expenses were partially offset by negative operating leverage of 160 basis points.

POLYMERS & FLUIDS

This segment is a branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•	adhesives for industrial, construction and consumer purposes;

•	chemical fluids which clean or add lubrication to machines;

•	epoxy and resin-based coating products for industrial applications;

•	hand wipes and cleaners for industrial applications;

•	fluids, polymers and other supplies for auto aftermarket maintenance and appearance;

•	fillers and putties for auto body repair; and

•	polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$393	$416	(5.5)%	(3.2)%	—%	—%	(2.3)%	(5.5)%
Operating income	$93	$89	4.9%	4.8%	—%	2.3%	(2.2)%	4.9%
Operating margin %	23.6%	21.3%	230 bps	180 bps	—	50 bps	—	230 bps

•	Operating revenue decreased due to lower organic revenue and the unfavorable effect of foreign currency translation.

•	Organic revenue declined 3.2%. Product line simplification activities reduced organic revenue by 60 basis points.

◦	Organic revenue for the automotive aftermarket businesses declined 2.8% primarily driven by a decrease in the car care businesses in North America.

◦	Organic revenue for the polymers businesses decreased 4.6% primarily driven by a decline in Asia and North America, primarily in the heavy industrial end markets.

◦	Organic revenue for the fluids businesses decreased 2.2% primarily due to a decline in the industrial maintenance, repair, and operations end markets in North America.

•
Operating margin of 23.6% increased 230 basis points primarily driven by the net benefits from the Company's enterprise initiatives and cost management, favorable price/cost of 80 basis points and lower restructuring expenses, partially offset by negative operating leverage of 80 basis points.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•	fasteners and related fastening tools for wood and metal applications;

•	anchors, fasteners and related tools for concrete applications;

•	metal plate truss components and related equipment and software; and

•	packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the first quarter of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$390	$401	(2.6)%	0.1%	—%	—%	(2.7)%	(2.6)%
Operating income	$91	$87	4.9%	1.8%	—%	5.6%	(2.5)%	4.9%
Operating margin %	23.4%	21.7%	170 bps	40 bps	—	120 bps	10 bps	170 bps

•	Operating revenue decreased due to the unfavorable effect of foreign currency translation.

•	Organic revenue was essentially flat as growth in North America was offset by declines in Europe and Asia Pacific.

◦	North American organic revenue increased 8.8% as an increase of 11.2% in the United States residential end markets was partially offset by a decrease of 3.7% in the commercial end markets.

◦
International organic revenue declined 6.1%. Asia Pacific organic revenue decreased 6.1% primarily due to a decline in Australia and New Zealand across all end markets. European organic revenue decreased 6.1% driven by a decline in continental Europe.

•
Operating margin was 23.4%. The increase of 170 basis points was primarily driven by benefits from the Company's enterprise initiatives and lower restructuring expenses, partially offset by unfavorable price/cost of 30 basis points.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, general industrial, consumer durables, industrial capital goods and printing and publishing markets. Products in this segment include:

•	line integration, conveyor systems and line automation for the food and beverage industries;

•	plastic consumables that multi-pack cans and bottles and related equipment;

•	foil, film and related equipment used to decorate consumer products;

•	product coding and marking equipment and related consumables;

•	plastic and metal closures and components for appliances;

•	airport ground support equipment; and

•	components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$414	$465	(10.9)%	(8.7)%	(1.2)%	—%	(1.0)%	(10.9)%
Operating income	$109	$123	(11.8)%	(13.9)%	1.2%	1.9%	(1.0)%	(11.8)%
Operating margin %	26.3%	26.5%	(20) bps	(150) bps	70 bps	60 bps	—	(20) bps

•	Operating revenue decreased due to lower organic revenue, divestitures and the unfavorable effect of foreign currency translation.

•
Organic revenue decreased 8.7%. Consumables and equipment sales declined 8.2% and 10.3%, respectively, primarily due to lower demand in North America and Europe. Product line simplification activities reduced organic revenue by 60 basis points.

◦	North American organic revenue decreased 8.1% primarily due to a decrease in the consumer packaging, appliance, specialty films and marking coding businesses.

◦	International organic revenue decreased 9.8% primarily due to a decline in the consumer packaging, appliance, specialty films and marking coding businesses in Europe.

•
Operating margin was 26.3%. The decrease of 20 basis points was primarily driven by negative operating leverage of 180 basis points and unfavorable price/cost of 40 basis points, partially offset by benefits from the Company's enterprise initiatives, the impact of divestitures and lower restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•
Interest expense of $51 million in the first quarter of 2020 decreased from $63 million in the first quarter of 2019 primarily due to the repayment of the $700 million notes due April 1, 2019 and the $650 million notes due March 1, 2019.

•
Other income (expense) was income of $25 million in the first quarter of 2020 versus $14 million in the prior year period. The year over year increase was primarily driven by foreign currency translation gains in 2020 versus losses in 2019.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies of Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. As of March 31, 2020, the Company had $1.4 billion of cash and equivalents on hand, no outstanding borrowings under its $2.5 billion revolving credit facility, and no commercial paper outstanding. In addition, other than $4 million of short-term debt, the Company has no corporate debt maturities in the next 12 months. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•	internal investments to support organic growth and sustain core businesses;

•	payment of an attractive dividend to shareholders; and

•
external investments in selective strategic acquisitions that support the Company's organic growth focus, and an active share repurchase program that the Company temporarily suspended starting in March 2020 due to the COVID-19 pandemic.

Also, for the duration of the COVID-19 crisis, the Company has made the strategic decision to aggressively manage its discretionary costs and working capital, while staying invested in its businesses, people and strategies, so that the Company is positioned to fully support its customers in the recovery phase and can return to executing its long-term strategy to deliver differentiated long-term performance and returns as soon as possible.

The Company believes that, based on its operating revenue, operating margin, free cash flow, and credit ratings, it could readily obtain additional financing if necessary. A description of the risks related to the impact of the COVID-19 outbreak on the financial and capital markets and the related potential risks to the Company is contained in Part II - Other Information, Item 1A. Risk Factors.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
In millions	2020	2019
Net cash provided by operating activities	$614	$616
Additions to plant and equipment	(60)	(77)
Free cash flow	$554	$539

Cash dividends paid	$(342)	$(328)
Repurchases of common stock	(706)	(375)
Acquisition of businesses (excluding cash and equivalents)	—	(4)
Net proceeds from (repayments of) debt with original maturities of three months or less	—	1,058
Repayments of debt with original maturities of more than three months	—	(650)
Other, net	8	9
Effect of exchange rate changes on cash and equivalents	(65)	2
Net increase (decrease) in cash and equivalents	$(551)	$251

Stock Repurchase Program

On February 13, 2015, the Company's Board of Directors authorized a stock repurchase program which provided for the repurchase of up to $6.0 billion of the Company's common stock over an open-ended period of time (the "2015 Program"). Under the 2015 Program, the Company repurchased approximately 6.1 million shares of its common stock at an average price of $91.78 per share during 2015, approximately 18.7 million shares of its common stock at an average price of $107.17 per share during 2016, approximately 7.1 million shares of its common stock at an average price of $140.56 per share during 2017, approximately 13.9 million shares of its common stock at an average price of $143.66 per share during 2018, approximately 2.7 million shares of its common stock at an average price of $141.34 in the first quarter of 2019 and approximately 0.5 million shares of its common stock at an average price of $154.21 in the second quarter of 2019. The 2015 Program was completed in the second quarter of 2019.

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 2.0 million shares of its common stock at an average price of $149.04 in the second quarter of 2019, approximately 2.4 million shares of its common stock at an average price of $150.97 in the third quarter of 2019, approximately 2.2 million shares of its common stock at an average price of $175.02 in the fourth quarter of 2019 and approximately 4.2 million shares of its common stock at an average price of $167.69 in the first quarter of 2020. As of March 31, 2020, there were $1.2 billion of authorized repurchases remaining under the 2018 Program. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020.

After-Tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the first quarter of 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2020	2019
Operating income	$761	$839
Tax rate	23.0%	24.4%
Income taxes	(175)	(205)
Operating income after taxes	$586	$634

Invested capital:
Trade receivables	$2,424	$2,715
Inventories	1,185	1,346
Net assets held for sale	181	—
Net plant and equipment	1,704	1,765
Goodwill and intangible assets	5,237	5,665
Accounts payable and accrued expenses	(1,593)	(1,796)
Other, net	(590)	(509)
Total invested capital	$8,548	$9,186

Average invested capital	$8,677	$9,160
Return on average invested capital	27.0%	27.7%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2020 and December 31, 2019 is summarized as follows:

In millions	March 31, 2020	December 31, 2019	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,430	$1,981	$(551)
Trade receivables	2,424	2,461	(37)
Inventories	1,185	1,164	21
Other	244	296	(52)
Assets held for sale	223	351	(128)
Total current assets	5,506	6,253	(747)
Current liabilities:
Short-term debt	4	4	—
Accounts payable and accrued expenses	1,593	1,689	(96)
Other	393	390	3
Liabilities held for sale	42	71	(29)
Total current liabilities	2,032	2,154	(122)
Net working capital	$3,474	$4,099	$(625)

The decrease in net working capital as of March 31, 2020 was primarily driven by lower cash and equivalents.

As of March 31, 2020, a majority of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of March 31, 2020 and December 31, 2019 was as follows:

In millions	March 31, 2020	December 31, 2019
Short-term debt	$4	$4
Long-term debt	7,690	7,754
Total debt	$7,694	$7,758

There was no commercial paper outstanding as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, short-term debt included $4 million related to the 4.88% notes due through December 31, 2020. The Company has a $2.5 billion line of credit agreement with a termination date of September 27, 2024 which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion line of credit agreement as of March 31, 2020.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2020 and December 31, 2019 was as follows:

Dollars in millions	March 31, 2020	December 31, 2019
Total debt	$7,694	$7,758

Net income	$2,490	$2,521
Add:
Interest expense	209	221
Other income	(118)	(107)
Income taxes	743	767
Depreciation	268	267
Amortization and impairment of intangible assets	152	159
EBITDA	$3,744	$3,828
Total debt to EBITDA ratio	2.1	2.0

Stockholders’ Equity

The changes to stockholders’ equity during the three months ended March 31, 2020 were as follows:

In millions
Total stockholders’ equity, December 31, 2019	$3,030
Net income	566
Repurchases of common stock	(706)
Cash dividends declared	(338)
Foreign currency translation adjustments, net of tax	(287)
Other, net	19
Total stockholders’ equity, March 31, 2020	$2,284

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the potential effects of the COVID-19 pandemic on the Company’s business, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of tariffs and raw material cost inflation, economic and regulatory conditions in various geographic regions, the timing and amount of share repurchases, the timing and amount of benefits from the Company's enterprise strategy initiatives, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the impact of enacted U.S. tax legislation, the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) the impact of the COVID-19 pandemic and related government actions on the Company’s operating results, financial condition and liquidity, (2) weaknesses or downturns in the markets served by the Company, (3) changes or deterioration in international and domestic political and economic conditions, including as a result of the COVID-19 pandemic, (4) the timing and amount of benefits from the Company’s enterprise strategy initiatives and their impact on organic revenue growth, including the ability to execute divestitures, (5) market conditions and availability of financing to fund the Company's share repurchases, (6) failure of the Company's employees, agents or business partners to comply with anti-corruption and other laws, (7) the unfavorable impact of foreign currency fluctuations, (8) a delay or decrease in the introduction of new products into the Company’s product lines, (9) failure to protect the Company's intellectual property, (10) the potential negative impact of acquisitions on the Company’s profitability and returns, (11) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (12) potential negative impact of impairments to goodwill and other intangible assets on the Company’s return on invested capital, financial condition or results of operations, (13) increases in funding costs or decreases in credit availability due to market conditions or changes to the Company's credit ratings, (14) raw material price increases and supply shortages, (15) unfavorable tax law changes and tax authority rulings, (16) financial market risks to the Company’s obligations under its defined benefit pension plans, (17) potential adverse outcomes in legal proceedings, (18) uncertainties related to environmental regulation and the physical risks of climate change, and (19) negative effects of service interruptions, data corruption, cyber-based attacks, network security breaches, or violations of data privacy laws. A more detailed description of these risks is contained under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2020. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2020 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

The Company’s business, financial condition, results of operations and cash flows are subject to various risks, which could cause actual results to vary materially from anticipated results. The risk set forth below relating to the impact of the COVID-19 pandemic on our business, supplements the risks previously disclosed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The risk set forth below should be read together with other information included in this Quarterly Report on Form 10-Q, including the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.

The COVID-19 pandemic has adversely affected the Company’s business and could materially affect the Company’s financial condition, results of operations and liquidity. The full and long-term extent of the effects of the COVID-19 pandemic on our business depend on future events that are highly uncertain and cannot be predicted.

The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, disrupted consumer/customer demand and global supply chains, and created significant volatility and disruption of financial markets. These measures adversely affected our results of operations primarily in the latter part of the first quarter of 2020, and while we expect that our results will continue to be adversely impacted during the second quarter of 2020 and beyond, we are currently unable to quantify or estimate the full and long-term impact of the pandemic on our financial condition, results of operations and liquidity.

As governments have issued travel restrictions and adopted shutdown and stay-at-home or similar orders, certain of our businesses in the affected country, state or municipality subject to these orders have been forced to close. While some of these businesses have reopened, and our businesses that have been designated as critical or essential were not forced to close, the pandemic has decreased customer demand in many of our end markets, and those businesses that have reopened or remained open in many cases are operating at a reduced capacity. The Company has implemented numerous actions in order to focus on the needs of its colleagues and customers, and further actions may be required as conditions evolve. In addition, although the Company has avoided widespread furloughs or layoffs, we cannot predict the number or timing of further closures or the size of the workforce that will be impacted by such closures.

The COVID-19 pandemic also has the potential to significantly and extendedly alter demand for our products and disrupt our supply chain as a result of shifts in demand, illness, quarantine, travel restrictions or financial hardship. We have been able to procure the critical raw materials and components necessary to continue production, but there is no guarantee that we will be able to do so in the future. A prolonged extension of the conditions resulting from the pandemic could force both customer and supplier bankruptcies, which we expect would adversely impact our results; however, given the uncertainty around the duration and breadth of the COVID-19 pandemic, we cannot reasonably estimate the extent of these adverse effects on our operations.

Furthermore, the COVID-19 pandemic has impacted the proper functioning of financial and capital markets. If the global economy continues to deteriorate and recovery is protracted, we may not be able to access our short-term credit facilities and may be required to seek additional financing sources, which may not be available on reasonable terms or at all. If the Company suffers a liquidity shortage, we may be forced to reduce our workforce, decrease or suspend dividend payments to our stockholders or adopt other measures. At this time, we cannot predict the likelihood, timing or the consequences of a future liquidity shortage in our business.

Due to the unprecedented and rapidly changing social and economic consequences of the COVID-19 pandemic on the global economy generally, the full and long-term impact of the pandemic on our business is highly uncertain. The ultimate significance of the COVID-19 pandemic, including any measures to reduce its spread, on our business will depend on events that are beyond our control and that we cannot predict. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition or results of operations. In particular, the COVID-19 pandemic exacerbates many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, including in ways that are not possible to predict.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of March 31, 2020, there were $1.2 billion of authorized repurchases remaining under the 2018 program. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020.

Share repurchase activity for the first quarter of 2020 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Programs
January 2020	1.2	$177.63	1.2	$1,733
February 2020	1.2	$178.31	1.2	$1,511
March 2020	1.8	$153.44	1.8	$1,240
Total	4.2		4.2

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10.1*
Form of stock option grant terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10.2*
Form of performance share unit grant terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10.3*
Form of performance cash award terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10.4*
Form of restricted stock unit grant terms pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 7, 2020	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)