Form 10-Q
period 2020-06-30
ILLINOIS TOOL WORKS INC
filed 2020-08-06
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at June 30, 2020: 316,163,249.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2020	2019	2020	2019
Operating Revenue	$2,564	$3,609	$5,792	$7,161
Cost of revenue	1,594	2,099	3,465	4,158
Selling, administrative, and research and development expenses	486	598	1,046	1,209
Amortization and impairment of intangible assets	35	41	71	84
Operating Income	449	871	1,210	1,710
Interest expense	(51)	(55)	(102)	(118)
Other income (expense)	8	9	33	23
Income Before Taxes	406	825	1,141	1,615
Income Taxes	87	202	256	395
Net Income	$319	$623	$885	$1,220

Net Income Per Share:
Basic	$1.01	$1.92	$2.79	$3.74
Diluted	$1.01	$1.91	$2.78	$3.72

Shares of Common Stock Outstanding During the Period:
Average	316.1	324.8	317.2	326.0
Average assuming dilution	317.4	326.6	318.6	327.9

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Net Income	$319	$623	$885	$1,220

Foreign currency translation adjustments, net of tax	64	(60)	(223)	(29)
Pension and other postretirement benefit adjustments, net of tax	10	5	19	9
Other comprehensive income (loss)	74	(55)	(204)	(20)

Comprehensive Income	$393	$568	$681	$1,200

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and equivalents	$1,812	$1,981
Trade receivables	2,156	2,461
Inventories	1,167	1,164
Prepaid expenses and other current assets	253	296
Assets held for sale	221	351
Total current assets	5,609	6,253

Net plant and equipment	1,711	1,729
Goodwill	4,443	4,492
Intangible assets	801	851
Deferred income taxes	470	516
Other assets	1,229	1,227
	$14,263	$15,068

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$4	$4
Accounts payable	402	472
Accrued expenses	1,106	1,217
Cash dividends payable	338	342
Income taxes payable	152	48
Liabilities held for sale	40	71
Total current liabilities	2,042	2,154

Noncurrent Liabilities:
Long-term debt	7,765	7,754
Deferred income taxes	676	668
Noncurrent income taxes payable	413	462
Other liabilities	1,009	1,000
Total noncurrent liabilities	9,863	9,884

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2020 and 2019 Outstanding- 316.2 shares in 2020 and 319.8 shares in 2019	6	6
Additional paid-in-capital	1,317	1,304
Retained earnings	22,612	22,403
Common stock held in treasury	(19,669)	(18,982)
Accumulated other comprehensive income (loss)	(1,909)	(1,705)
Noncontrolling interest	1	4
Total stockholders’ equity	2,358	3,030
	$14,263	$15,068

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended June 30, 2020
Balance at March 31, 2020	$6	$1,309	$22,631	$(19,680)	$(1,983)	$1	$2,284
Net income	—	—	319	—	—	—	319
Common stock issued for stock-based compensation	—	—	—	11	—	—	11
Stock-based compensation expense	—	8	—	—	—	—	8
Dividends declared ($1.07 per share)	—	—	(338)	—	—	—	(338)
Other comprehensive income (loss)	—	—	—	—	74	—	74
Balance at June 30, 2020	$6	$1,317	$22,612	$(19,669)	$(1,909)	$1	$2,358

Three Months Ended June 30, 2019
Balance at March 31, 2019	$6	$1,255	$21,488	$(17,911)	$(1,642)	$4	$3,200
Net income	—	—	623	—	—	—	623
Common stock issued for stock-based compensation	—	3	—	10	—	—	13
Stock-based compensation expense	—	12	—	—	—	—	12
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.00 per share)	—	—	(323)	—	—	—	(323)
Other comprehensive income (loss)	—	—	—	—	(55)	—	(55)
Balance at June 30, 2019	$6	$1,270	$21,788	$(18,276)	$(1,697)	$4	$3,095

Six months ended June 30, 2020
Balance at December 31, 2019	$6	$1,304	$22,403	$(18,982)	$(1,705)	$4	$3,030
Net income	—	—	885	—	—	—	885
Common stock issued for stock-based compensation	—	(3)	—	19	—	—	16
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(706)	—	—	(706)
Dividends declared ($2.14 per share)	—	—	(676)	—	—	—	(676)
Other comprehensive income (loss)	—	—	—	—	(204)	—	(204)
Noncontrolling interest	—	(1)	—	—	—	(3)	(4)
Balance at June 30, 2020	$6	$1,317	$22,612	$(19,669)	$(1,909)	$1	$2,358

Six months ended June 30, 2019
Balance at December 31, 2018	$6	$1,253	$21,217	$(17,545)	$(1,677)	$4	$3,258
Net income	—	—	1,220	—	—	—	1,220
Common stock issued for stock-based compensation	—	(5)	—	19	—	—	14
Stock-based compensation expense	—	22	—	—	—	—	22
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Dividends declared ($2.00 per share)	—	—	(649)	—	—	—	(649)
Other comprehensive income (loss)	—	—	—	—	(20)	—	(20)
Balance at June 30, 2019	$6	$1,270	$21,788	$(18,276)	$(1,697)	$4	$3,095

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2020	2019
Cash Provided by (Used for) Operating Activities:
Net income	$885	$1,220
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	133	133
Amortization and impairment of intangible assets	71	84
Change in deferred income taxes	22	39
Provision for uncollectible accounts	4	3
(Income) loss from investments	(5)	(11)
(Gain) loss on sale of plant and equipment	—	1
(Gain) loss on sale of operations and affiliates	(1)	6
Stock-based compensation expense	17	22
Other non-cash items, net	4	6
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	302	(116)
Inventories	(14)	11
Prepaid expenses and other assets	23	14
Increase (decrease) in-
Accounts payable	(76)	20
Accrued expenses and other liabilities	(96)	(114)
Income taxes	80	(17)
Other, net	2	—
Net cash provided by operating activities	1,351	1,301
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	(4)
Additions to plant and equipment	(116)	(154)
Proceeds from investments	10	15
Proceeds from sale of plant and equipment	5	6
Proceeds from sales of operations and affiliates	—	2
Other, net	(2)	(16)
Net cash provided by (used for) investing activities	(103)	(151)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(680)	(654)
Issuance of common stock	28	24
Repurchases of common stock	(706)	(750)
Net proceeds from (repayments of) debt with original maturities of three months or less	—	(2)
Proceeds from debt with original maturities of more than three months	—	1,774
Repayments of debt with original maturities of more than three months	—	(1,350)
Other, net	(17)	(12)
Net cash provided by (used for) financing activities	(1,375)	(970)
Effect of Exchange Rate Changes on Cash and Equivalents	(42)	(7)
Cash and Equivalents:
Increase (decrease) during the period	(169)	173
Beginning of period	1,981	1,504
End of period	$1,812	$1,677
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$119	$151
Cash Paid During the Period for Income Taxes, Net of Refunds	$153	$373

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

(2) Novel Coronavirus (COVID-19)

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company’s global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 continued to spread and impact the countries in which the Company operates and the markets the Company serves. The Company expects the disruptions caused by the COVID-19 outbreak to continue to have an adverse impact on the Company's operating results across all segments in the second half of 2020. However, the full extent of the COVID-19 outbreak in 2020 and its impact on the markets served by the Company and on the Company’s operations is highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers.

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

Operating revenue related to businesses divested in 2019 that was included in the Company's results of operations for the three months ended June 30, 2019 was $37 million, which included $16 million in the Welding segment, $17 million in the Test & Measurement and Electronics segment, and $4 million in the Specialty Products segment. Operating revenue related to businesses divested in 2019 for the six months ended June 30, 2019 was $73 million, which included $31 million in the Welding segment, $33 million in the Test & Measurement and Electronics segment, and $9 million in the Specialty Products segment.

As of December 31, 2019, three of the businesses discussed above continued to be held for sale, including one business in the Test & Measurement and Electronics segment, one business in the Automotive OEM segment, and one business in the Specialty Products segment. In the first quarter of 2020, the Company concluded that the sales of the one business in the Automotive OEM segment and the one business in the Specialty Products segment previously held for sale were no longer probable of being completed within one year, primarily due to the disruptions and economic uncertainty resulting from the COVID-19 pandemic. Accordingly, these businesses were no longer presented as held for sale in the Statement of Financial Position beginning in the first quarter of 2020. As of June 30, 2020, only the one business in the Test & Measurement and Electronics segment continued to be presented as held for sale, and it is expected to be sold within one year.

The assets and liabilities related to the held for sale businesses that were included in assets and liabilities held for sale in the Statement of Financial Position as of June 30, 2020 and December 31, 2019, were as follows:

In millions	June 30, 2020	December 31, 2019
Trade receivables	$34	$81
Inventories	24	28
Net plant and equipment	16	48
Goodwill and intangible assets	142	166
Other	5	28
Total assets held for sale	$221	$351

Accounts payable	$9	$21
Accrued expenses	10	17
Other	21	33
Total liabilities held for sale	$40	$71

Operating revenue related to the one business held for sale as of June 30, 2020 that was included in the Company's results of operations for the three and six months ended June 30, 2020 and 2019, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Operating revenue	$40	$51	$90	$102

(4) Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product categories and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Automotive OEM	$361	$788	$1,057	$1,594
Food Equipment	336	548	819	1,066
Test & Measurement and Electronics	455	533	940	1,057
Welding	298	422	670	849
Polymers & Fluids	354	427	747	843
Construction Products	376	424	766	825
Specialty Products	387	473	801	938
Intersegment revenue	(3)	(6)	(8)	(11)
Total operating revenue	$2,564	$3,609	$5,792	$7,161

The following is a description of the product offerings, end markets and typical revenue transactions for each of the Company's seven segments:

Automotive OEM— This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

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

Food Equipment— This segment is a highly focused and branded industry leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•warewashing equipment;
•cooking equipment, including ovens, ranges and broilers;
•refrigeration equipment, including refrigerators, freezers and prep tables;
•food processing equipment, including slicers, mixers and scales;
•kitchen exhaust, ventilation and pollution control systems; and
•food equipment service, maintenance and repair.

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

Test & Measurement and Electronics— This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive original equipment manufacturers and tiers, industrial capital goods, energy and consumer durables markets. Products in this segment include:

•equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;
•electronic assembly equipment;
•electronic components and component packaging;
•static control equipment and consumables used for contamination control in clean room environments; and
•pressure sensitive adhesives and components for electronics, medical, transportation and telecommunications applications.

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

•arc welding equipment; and
•metal arc welding consumables and related accessories.

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

Polymers & Fluids— This segment is a branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•adhesives for industrial, construction and consumer purposes;
•chemical fluids which clean or add lubrication to machines;
•epoxy and resin-based coating products for industrial applications;
•hand wipes and cleaners for industrial applications;
•fluids, polymers and other supplies for auto aftermarket maintenance and appearance;
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

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

Construction Products— This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•fasteners and related fastening tools for wood and metal applications;
•anchors, fasteners and related tools for concrete applications;
•metal plate truss components and related equipment and software; and
•packaged hardware, fasteners, anchors and other products for retail.

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

Specialty Products— This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, general industrial, consumer durables, industrial capital goods and printing and publishing markets. Products in this segment include:

•line integration, conveyor systems and line automation for the food and beverage industries;
•plastic consumables that multi-pack cans and bottles and related equipment;
•foil, film and related equipment used to decorate consumer products;
•product coding and marking equipment and related consumables;
•plastic and metal closures and components for appliances;
•airport ground support equipment; and
•components for medical devices.

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

(5) Income Taxes

The Company's effective tax rate for the three months ended June 30, 2020 and 2019 was 21.3% and 24.5%, respectively, and 22.4% and 24.5% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $5 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and $12 million and $9 million for the six months ended June 30, 2020 and 2019, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $40 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(6) Inventories

Inventories as of June 30, 2020 and December 31, 2019 were as follows:

In millions	June 30, 2020	December 31, 2019
Raw material	$448	$452
Work-in-process	152	131
Finished goods	656	670
LIFO reserve	(89)	(89)
Total inventories	$1,167	$1,164

(7) Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2020	2019	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$13	$13	$2	$2	$27	$26	$4	$4
Interest cost	15	19	4	5	30	39	8	10
Expected return on plan assets	(28)	(31)	(6)	(5)	(56)	(61)	(12)	(11)
Amortization of actuarial loss (gain)	12	6	—	(1)	24	11	—	(1)
Amortization of prior service cost	—	1	—	—	—	1	—	—
Total net periodic benefit cost	$12	$8	$—	$1	$25	$16	$—	$2

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $29 million to its pension plans and $5 million to its other postretirement benefit plans in 2020. As of June 30, 2020, contributions of $18 million to pension plans and $3 million to other postretirement benefit plans have been made.

(8) Debt

There was no commercial paper outstanding as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, short-term debt included $4 million related to the 4.88% notes due through December 31, 2020. The Company has a $2.5 billion line of credit agreement with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion line of credit agreement as of June 30, 2020.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2020 and December 31, 2019 were as follows:

In millions	June 30, 2020	December 31, 2019
Fair value	$8,816	$8,614
Carrying value	7,769	7,758

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(9) Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Beginning balance	$(1,983)	$(1,642)	$(1,705)	$(1,677)

Foreign currency translation adjustments during the period	47	(76)	(225)	(33)
Income taxes	17	16	2	4
Total foreign currency translation adjustments, net of tax	64	(60)	(223)	(29)

Pension and other postretirement benefit adjustments reclassified to income	12	6	24	11
Income taxes	(2)	(1)	(5)	(2)
Total pension and other postretirement benefit adjustments, net of tax	10	5	19	9

Ending balance	$(1,909)	$(1,697)	$(1,909)	$(1,697)

Pension and other postretirement benefit adjustments reclassified to income related to the amortization of actuarial gains and losses and prior service cost. Refer to Note 7. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The carrying values of the 2019, 2015 and 2014 Euro notes were $1.8 billion, $1.1 billion and $1.1 billion, respectively, as of June 30, 2020. The unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $232 million and $239 million as of June 30, 2020 and December 31, 2019, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of June 30, 2020 and 2019 consisted of cumulative translation adjustment losses, net of tax, of $1.5 billion and $1.3 billion, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $371 million and $355 million, respectively.

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

THE ITW BUSINESS MODEL

The powerful and highly differentiated ITW Business Model is the Company’s core source of value creation. The ITW Business Model is the Company’s competitive advantage and defines how ITW creates value for its shareholders. It is comprised of three unique elements:

•ITW’s 80/20 Front-to-Back process is the operating system that is applied in every ITW business. Initially introduced as a manufacturing efficiency tool in the 1980s, ITW has continually refined, improved and expanded 80/20 into a proprietary, holistic business management process that generates significant value for the Company and its customers. Through the application of data driven insights generated by 80/20 practice, ITW focuses on its largest and best opportunities (the “80”) and eliminates cost, complexity and distractions associated with the less profitable opportunities (the “20”). 80/20 enables ITW businesses to consistently achieve world-class operational excellence in product availability, quality, and innovation, while generating superior financial performance;

•Customer-Back Innovation has fueled decades of profitable growth at ITW. The Company’s unique innovation approach is built on insight gathered from the 80/20 Front-to-Back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their “80” customers. ITW’s innovation efforts are focused on understanding customer needs, particularly those in “80” markets with solid long-term growth fundamentals, and creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 18,000 granted and pending patents;

•ITW’s Decentralized, Entrepreneurial Culture enables ITW businesses to be fast, focused, and responsive. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their specific customers' needs. ITW colleagues recognize their unique responsibilities to execute the Company's strategy and values. As a result, the Company maintains a focused and simple organizational structure that, combined with outstanding execution, delivers best-in-class services and solutions adapted to each business' customers and end markets.

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

•The first step was to narrow the focus and improve the quality of ITW's business portfolio. As part of the Portfolio Management initiative, ITW exited businesses that were operating in commoditized market spaces and prioritized sustainable differentiation as a must-have requirement for all ITW businesses. This process included both divesting entire businesses and exiting commoditized product lines and customers inside otherwise highly differentiated ITW divisions.

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

•Step two, Business Structure Simplification, was implemented to simplify and scale up ITW’s operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 84 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

•The Strategic Sourcing initiative established sourcing as a core strategic and operational capability at ITW, delivering an average of one percent reduction in spend each year from 2013 through 2019 and continues to be a key contributor to the Company's ongoing enterprise strategy.

•With the initial portfolio realignment and scale-up work largely complete, the Company shifted its focus to preparing for and accelerating organic growth, reapplying the 80/20 Front-to-Back process to optimize its newly scaled-up divisions for growth, first, to build a foundation of operational excellence, and second, to identify the best opportunities to drive organic growth.

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

•Portfolio discipline
•80/20 Front-to-Back practice excellence
•Full-potential organic growth

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

Full-potential Organic Growth

Reaching full potential means that every division is positioned for sustainable, high-quality organic growth. The Company has clearly defined action plans aimed at leveraging the performance power of the ITW Business Model to achieve full-potential organic growth in every division, with specific focus on:

•"80” focused Market Penetration - fully leveraging the considerable growth potential that resides in the Company's largest and most differentiated product offerings and customer relationships
•Customer-Back Innovation - strengthening the Company's commitment to serial innovation and delivering a continuous flow of differentiated new products to its key customers
•Strategic Sales Excellence - deploying a high-performance sales function in every division

As the Company continues to make progress toward its full potential, the Company will explore opportunities to reinforce or further expand the long-term organic growth potential of ITW through the addition of selective high-quality acquisitions.

Near-term Priorities

There continues to be uncertainty around how severe the COVID-19 pandemic will be, how long its effects will last, or how quickly ITW’s customers and end markets will recover. The COVID-19 pandemic has impacted, and is expected to continue to impact, the Company's organic revenue and profitability across all segments. However, at this very uncertain time, ITW believes that the strength and resilience of ITW’s Business Model and its strong balance sheet put the Company in a favorable position to deal with the crisis as it unfolds.

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

TERMS USED BY ITW

Management uses the following terms to describe the financial results of operations of the Company:

•Organic business - acquired businesses that have been included in the Company's results of operations for more than 12 months on a constant currency basis.
•Operating leverage - the estimated effect of the organic revenue volume changes on organic operating income, assuming variable margins remain the same as the prior period.
•Price/cost - represents the estimated net impact of increases or decreases in the cost of materials used in the Company's products versus changes in the selling price to the Company's customers.
•Product line simplification (PLS) - focuses businesses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. In the short-term, PLS may result in a decrease in revenue and overhead costs while improving operating margin. In the long-term, PLS is expected to result in growth in revenue, profitability, and returns.

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

CONSOLIDATED RESULTS OF OPERATIONS

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company’s global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 continued to spread and impact the countries in which the Company operates and the markets the Company serves. Despite the 29 percent decline in operating revenue in the second quarter of 2020, due to the strength and resilience of ITW's Business Model, the Company generated $449 million in operating income, 17.5 percent in operating margin and $681 million in free cash flow. For the first half of 2020, operating revenue declined 19 percent, operating income was $1.2 billion, operating margin was 20.9 percent and free cash flow was $1.2 billion.

For the duration of the COVID-19 pandemic, the Company is focusing on the following priorities: (1) protect the health and support the well-being of ITW’s colleagues; (2) continue to serve the Company’s customers with excellence to the best of its ability; (3) maintain financial strength, liquidity and strategic optionality throughout the containment and recovery phases; and (4) leverage the Company's strengths to position it to fully participate in the recovery phase. To support ITW’s colleagues, among other initiatives, the Company has redesigned production processes to ensure proper social distancing practices, adjusted shift schedules and assignments to help colleagues who have child and elder care needs, and implemented aggressive new workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk. To support its customers, the Company has worked diligently to keep its factories open and operating safely. The Company has adapted customer service systems and practices to seamlessly serve its customers under “work from home” requirements in many parts of the world.

In areas around the world where governments issued stay-at-home or similar orders, the vast majority of ITW's businesses were designated as critical or essential businesses and, as such, they remained open and operational. In some cases, this is because the Company’s products directly impact the COVID-19 response effort. In other cases, the Company’s businesses are designated as critical because they play a vital role in serving and supporting industries that are deemed essential to the physical and economic health of our communities.

As of June 30, 2020, all of the Company's facilities are open and operational; however, many of these facilities are operating at a reduced capacity and the Company expects the customer demand disruptions caused by the COVID-19 outbreak to continue to have an adverse impact on the Company's operating results across all segments in the second half of 2020, with more pronounced impacts in the Automotive OEM, Food Equipment and Welding segments. Although the Company expects demand levels in the third quarter of 2020 to be better than the second quarter of 2020, the full extent of the COVID-19 outbreak in 2020 and its impact on the markets served by the Company and on the Company’s operations and financial position is highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part II - Other Information, Item 1A. Risk Factors.

Separately, the Company does not believe that tariffs imposed in the prior year have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company’s consolidated results of operations for the second quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,564	$3,609	(29.0)%	(26.5)%	(1.0)%	—%	(1.5)%	(29.0)%
Operating income	$449	$871	(48.4)%	(49.3)%	(0.4)%	2.3%	(1.0)%	(48.4)%
Operating margin %	17.5%	24.1%	(660) bps	(750) bps	10 bps	80 bps	—	(660) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$5,792	$7,161	(19.1)%	(16.6)%	(1.0)%	—%	(1.5)%	(19.1)%
Operating income	$1,210	$1,710	(29.2)%	(30.5)%	(0.3)%	2.8%	(1.2)%	(29.2)%
Operating margin %	20.9%	23.9%	(300) bps	(400) bps	20 bps	80 bps	—	(300) bps

•Operating revenue declined in the second quarter and year-to-date periods primarily due to lower organic revenue, the unfavorable effect of foreign currency translation and the impact of 2019 divestitures.
•Organic revenue decreased 26.5% and 16.6% in the second quarter and year-to-date periods, respectively, primarily due to disruptions in the Company's global operations resulting from the spread of COVID-19 across all major regions. Product line simplification activities reduced organic revenue by 40 basis points in both the second quarter and year-to-date periods.
◦North American organic revenue decreased 25.5% in the second quarter and 15.4% in the year-to-date period as six segments declined primarily driven by the Automotive OEM, Food Equipment and Welding segments, partially offset by growth in the Construction Products segment.
◦Europe, Middle East and Africa organic revenue decreased 37.1% and 22.1% in the second quarter and year-to-date periods, respectively, as all seven segments declined primarily driven by the Automotive OEM and Food Equipment segments.
◦Asia Pacific organic revenue decreased 6.9% in the second quarter as a decline in six segments, primarily the Automotive OEM and Food Equipment segments, was partially offset by growth in the Test & Measurement and Electronics segment. In the year-to-date period, organic revenue declined 9.4% as all seven segments decreased primarily driven by the Automotive OEM, Food Equipment and Construction Products segments. China organic revenue grew 1.2% in the second quarter primarily due to an increase in the Automotive OEM, Test & Measurement and Electronics and Polymers & Fluids segments, partially offset by a decline in the Food Equipment and Specialty Products segments. In the year-to-date period, China organic revenue declined 11.2% as a decline in six segments, primarily the Food Equipment and Automotive OEM segments, was partially offset by growth in the Construction Products segment.
•Operating income of $449 million and $1.2 billion in the second quarter and year-to-date periods, respectively, decreased 48.4% and 29.2% in the respective periods, primarily due to lower organic revenue and unfavorable foreign currency translation, partially offset by lower restructuring expenses.
•Operating margin was 17.5% in the second quarter. The decrease of 660 basis points was primarily driven by negative operating leverage of 750 basis points and unfavorable price/cost of 10 basis points, partially offset by benefits from the Company's enterprise initiatives of 100 basis points.
•In the year-to-date period, operating margin of 20.9% decreased 300 basis points primarily driven by negative operating leverage of 430 basis points, partially offset by benefits from the Company's enterprise initiatives of 120 basis points and favorable price/cost of 10 basis points.
•The effective tax rate for the second quarter of 2020 and 2019 was 21.3% and 24.5%, respectively, and 22.4% and 24.5% in the year-to-date periods of 2020 and 2019, respectively. The effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $5 million and $4 million for the second quarter of 2020 and 2019, respectively, and $12 million and $9 million for the year-to-date periods of 2020 and 2019, respectively.
•Diluted earnings per share (EPS) were $1.01 for the second quarter and $2.78 for the year-to-date period of 2020.
•Free cash flow was $681 million and $1.2 billion for the second quarter and year-to-date periods of 2020, respectively. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.
•The Company repurchased approximately 4.2 million shares of its common stock in the year-to-date period of 2020 for approximately $706 million. The Company did not repurchase any shares of its common stock in the second quarter of 2020, as the Company temporarily suspended its share repurchase program starting in March 2020 due to the COVID-19 pandemic.
•After-tax return on average invested capital was 16.8% for the second quarter and 22.0% for the year-to-date period of 2020. Refer to the After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2020	2019	2020	2019	2020	2019	2020	2019
Automotive OEM	$361	$788	$(28)	$174	$1,057	$1,594	$117	$341
Food Equipment	336	548	31	140	819	1,066	148	269
Test & Measurement and Electronics	455	533	117	131	940	1,057	238	257
Welding	298	422	64	122	670	849	173	242
Polymers & Fluids	354	427	82	97	747	843	175	186
Construction Products	376	424	90	106	766	825	181	193
Specialty Products	387	473	98	124	801	938	207	247
Intersegment revenue	(3)	(6)	—	—	(8)	(11)	—	—
Unallocated	—	—	(5)	(23)	—	—	(29)	(25)
Total	$2,564	$3,609	$449	$871	$5,792	$7,161	$1,210	$1,710

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$361	$788	(54.1)%	(52.6)%	—%	—%	(1.5)%	(54.1)%
Operating income	$(28)	$174	(116.1)%	(118.9)%	—%	2.8%	—%	(116.1)%
Operating margin %	(7.8)%	22.1%	(2990) bps	(3090) bps	—	130 bps	(30) bps	(2990) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,057	$1,594	(33.7)%	(32.0)%	—%	—%	(1.7)%	(33.7)%
Operating income	$117	$341	(65.6)%	(70.3)%	—%	5.5%	(0.8)%	(65.6)%
Operating margin %	11.1%	21.4%	(1030) bps	(1210) bps	—	180 bps	—	(1030) bps

•Operating revenue declined in the second quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue declined 52.6% in the second quarter and 32.0% in the year-to-date period versus worldwide auto builds which decreased 45% in the second quarter and 33% in the year-to-date period due to customer and geographic region mix. Product line simplification activities reduced organic revenue by 80 basis points in the second quarter and 90 basis points in the year-to-date period.
◦North American organic revenue decreased 62.1% and 37.4% in the second quarter and year-to-date periods, respectively, compared to North American auto builds which declined 69% in the second quarter and 40% in the year-to-date period. Auto builds for the Detroit 3, where the Company has higher content, decreased 70% and 42% in the second quarter and year-to-date periods, respectively.
◦European organic revenue was down 59.3% and 33.7% in the second quarter and year-to-date periods, respectively, compared to European auto builds which decreased 62% and 40% in the respective periods.
◦Asia Pacific organic revenue decreased 11.8% in the second quarter and 14.3% in the year-to-date period. China organic revenue grew 6.4% in the second quarter versus China auto builds which increased 9% due to customer mix, as auto builds of foreign automotive manufacturers in China, where the Company has higher content, increased at a lower rate than the China OEMs. In the year-to-date period, organic revenue declined 7.8% versus China auto builds which decreased 20%.
•Operating margin was negative 7.8% in the second quarter. The decrease was primarily driven by negative operating leverage of 1,880 basis points, product mix and unfavorable price/cost of 60 basis points, partially offset by lower restructuring expenses and benefits from the Company's enterprise initiatives.
•In the year-to-date period, operating margin of 11.1% decreased primarily due to negative operating leverage of 840 basis points and product mix, partially offset by lower restructuring expenses and benefits from the Company’s enterprise initiatives.

FOOD EQUIPMENT

This segment is a highly focused and branded industry leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food institutional/restaurant and food retail markets. Products in this segment include:

•warewashing equipment;
•cooking equipment, including ovens, ranges and broilers;
•refrigeration equipment, including refrigerators, freezers and prep tables;
•food processing equipment, including slicers, mixers and scales;
•kitchen exhaust, ventilation and pollution control systems; and
•food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$336	$548	(38.6)%	(37.6)%	—%	—%	(1.0)%	(38.6)%
Operating income	$31	$140	(77.9)%	(80.7)%	—%	3.0%	(0.2)%	(77.9)%
Operating margin %	9.2%	25.6%	(1640) bps	(1770) bps	—	120 bps	10 bps	(1640) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$819	$1,066	(23.2)%	(22.0)%	—%	—%	(1.2)%	(23.2)%
Operating income	$148	$269	(45.1)%	(46.9)%	—%	2.4%	(0.6)%	(45.1)%
Operating margin %	18.1%	25.3%	(720) bps	(810) bps	—	80 bps	10 bps	(720) bps

•Operating revenue declined in the second quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 37.6% in the second quarter as equipment and service organic revenue declined 38.0% and 36.6%, respectively. In the year-to-date period, organic revenue declined 22.0% as equipment and service organic revenue decreased 23.5% and 19.3%, respectively.
◦North American organic revenue declined 32.8% in the second quarter and 18.8% in the year-to-date period as equipment organic revenue declined 33.2% and 20.0%, respectively, primarily driven by lower demand in the restaurant, institutional and food retail end markets. Service organic revenue decreased 32.0% and 16.9% in the second quarter and year-to-date periods, respectively.
◦International organic revenue decreased 43.9% and 26.4% in the second quarter and year-to-date periods, respectively. Equipment organic revenue declined 43.7% in the second quarter and 27.8% in the year-to-date period primarily due to lower demand in the European warewash, refrigeration and cooking end markets and lower demand in Asia. Service organic revenue decreased 44.2% and 23.4% in the second quarter and year-to-date periods, respectively.
•Operating margin of 9.2% in the second quarter decreased 1,640 basis points primarily due to negative operating leverage of 1,300 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives, lower restructuring expenses and favorable price/cost of 50 basis points.
•In the year-to-date period, operating margin was 18.1%. The decrease of 720 basis points was primarily due to negative operating leverage of 630 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives, lower restructuring expenses and favorable price/cost of 60 basis points.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive original equipment manufacturers and tiers, industrial capital goods, energy and consumer durables markets. Products in this segment include:

•equipment, consumables, and related software for testing and measuring of materials, structures, gases and fluids;
•electronic assembly equipment;
•electronic components and component packaging;
•static control equipment and consumables used for contamination control in clean room environments; and
•pressure sensitive adhesives and components for electronics, medical, transportation and telecommunications applications.

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$455	$533	(14.7)%	(10.6)%	(3.0)%	—%	(1.1)%	(14.7)%
Operating income	$117	$131	(10.3)%	(7.4)%	(1.6)%	(0.3)%	(1.0)%	(10.3)%
Operating margin %	25.7%	24.5%	120 bps	80 bps	40 bps	—	—	120 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$940	$1,057	(11.1)%	(7.0)%	(3.1)%	—%	(1.0)%	(11.1)%
Operating income	$238	$257	(7.1)%	(4.9)%	(1.4)%	0.2%	(1.0)%	(7.1)%
Operating margin %	25.4%	24.3%	110 bps	50 bps	50 bps	10 bps	—	110 bps

•Operating revenue declined in the second quarter and year-to-date periods due to lower organic revenue, the impact of a 2019 divestiture and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 10.6% in the second quarter and 7.0% in the year-to-date period.
◦Organic revenue for the test and measurement businesses decreased 12.2% and 7.3% in the second quarter and year-to-date periods, respectively, primarily driven by lower end market demand in Europe, partially offset by higher semi-conductor demand in North America. Instron, where demand is more closely tied to the capital spending environment, had an organic revenue decline of 15.0% in the second quarter and 15.2% in the year-to-date period.
◦Electronics organic revenue declined 8.6% in the second quarter and 6.5% in the year-to-date period. The electronics assembly businesses decreased 13.8% and 12.0% in the second quarter and year-to-date periods, respectively, primarily due to lower demand in North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, declined 5.4% and 3.1% in the second quarter and year-to-date periods, respectively, primarily due to a decrease in Europe and Asia Pacific, partially offset by growth in North America.
•Operating margin of 25.7% in the second quarter increased 120 basis points primarily due to the net benefits from the Company's enterprise initiatives and cost management, lower intangible asset amortization expense, the impact of a divestiture and favorable price/cost of 30 basis points, partially offset by negative operating leverage of 300 basis points.
•In the year-to-date period, operating margin was 25.4%. The increase of 110 basis points was primarily due to the net benefits from the Company's enterprise initiatives and cost management, lower intangible asset amortization expense, the impact of a divestiture and favorable price/cost of 30 basis points, partially offset by negative operating leverage of 200 basis points.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$298	$422	(29.4)%	(24.9)%	(3.9)%	—%	(0.6)%	(29.4)%
Operating income	$64	$122	(47.0)%	(47.0)%	(1.6)%	1.9%	(0.3)%	(47.0)%
Operating margin %	21.6%	28.8%	(720) bps	(850) bps	60 bps	70 bps	—	(720) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$670	$849	(21.1)%	(16.9)%	(3.7)%	—%	(0.5)%	(21.1)%
Operating income	$173	$242	(28.5)%	(28.7)%	(1.2)%	1.6%	(0.2)%	(28.5)%
Operating margin %	25.8%	28.5%	(270) bps	(410) bps	70 bps	60 bps	10 bps	(270) bps

•Operating revenue decreased in the second quarter and year-to-date periods due to lower organic revenue, the impact of a 2019 divestiture and the unfavorable effect of foreign currency translation.

•Organic revenue declined 24.9% and 16.9% in the second quarter and year-to-date periods, respectively, driven by decreases in equipment of 27.9% and 18.7% and consumables of 20.5% and 14.2%, respectively, primarily due to lower demand across all end markets.
◦North American organic revenue decreased 26.7% in the second quarter primarily due to a decline in the industrial and commercial end markets of 39.6% and 10.6%, respectively. In the year-to-date period, organic revenue declined 16.7% primarily due to a decline in the industrial and commercial end markets of 25.0% and 7.2%, respectively.
◦International organic revenue decreased 16.3% in the second quarter and 17.6% in the year-to-date period primarily due to a decline in the European oil and gas end markets of 26.9% and 22.7%, respectively.
•Operating margin of 21.6% in the second quarter decreased 720 basis points primarily driven by negative operating leverage of 520 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives, lower restructuring expenses and the impact of a divestiture.
•In the year-to-date period, operating margin was 25.8%. The decrease of 270 basis points was primarily driven by negative operating leverage of 330 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives, the impact of a divestiture and lower restructuring expenses.

POLYMERS & FLUIDS

This segment is a branded supplier to niche markets that require value-added, differentiated products. Businesses in this segment produce engineered adhesives, sealants, lubrication and cutting fluids, and fluids and polymers for auto aftermarket maintenance and appearance. This segment primarily serves the automotive aftermarket, general industrial, MRO and construction markets. Products in this segment include:

•adhesives for industrial, construction and consumer purposes;
•chemical fluids which clean or add lubrication to machines;
•epoxy and resin-based coating products for industrial applications;
•hand wipes and cleaners for industrial applications;
•fluids, polymers and other supplies for auto aftermarket maintenance and appearance;
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$354	$427	(17.2)%	(14.4)%	—%	—%	(2.8)%	(17.2)%
Operating income	$82	$97	(16.2)%	(16.8)%	—%	3.0%	(2.4)%	(16.2)%
Operating margin %	23.1%	22.8%	30 bps	(60) bps	—	80 bps	10 bps	30 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$747	$843	(11.4)%	(8.9)%	—%	—%	(2.5)%	(11.4)%
Operating income	$175	$186	(6.1)%	(6.5)%	—%	2.6%	(2.2)%	(6.1)%
Operating margin %	23.4%	22.1%	130 bps	50 bps	—	70 bps	10 bps	130 bps

•Operating revenue decreased in the second quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue declined 14.4% in the second quarter and 8.9% in the year-to-date period. Product line simplification activities reduced organic revenue by 60 basis points in both respective periods.
◦Organic revenue for the automotive aftermarket businesses declined 14.4% in the second quarter and 8.6% in the year-to-date period primarily driven by a decrease in the car care and body repair businesses in North America and the additives businesses in Europe.

◦Organic revenue for the polymers businesses decreased 19.9% and 12.5% in the second quarter and year-to-date periods, respectively, primarily driven by a decline in the heavy industrial end markets in North America and Europe.
◦Organic revenue for the fluids businesses decreased 4.8% and 3.5% in the second quarter and year-to-date periods, respectively, primarily due to a decline in the industrial maintenance, repair, and operations end markets in North America, partially offset by growth in Europe.
•Operating margin of 23.1% increased 30 basis points primarily driven by the net benefits from the Company's enterprise initiatives and cost management, lower restructuring expenses and favorable price/cost of 60 basis points, partially offset by negative operating leverage of 380 basis points.
•In the year-to-date period, operating margin was 23.4%. The increase of 130 basis points was primarily due to the net benefits from the Company's enterprise initiative and cost management, lower restructuring expenses and favorable price/cost of 70 basis points, partially offset by negative operating leverage of 230 basis points.

CONSTRUCTION PRODUCTS

This segment is a branded supplier of innovative engineered fastening systems and solutions. This segment primarily serves the residential construction, renovation/remodel and commercial construction markets. Products in this segment include:

•fasteners and related fastening tools for wood and metal applications;
•anchors, fasteners and related tools for concrete applications;
•metal plate truss components and related equipment and software; and
•packaged hardware, fasteners, anchors and other products for retail.

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$376	$424	(11.4)%	(9.1)%	—%	—%	(2.3)%	(11.4)%
Operating income	$90	$106	(15.9)%	(15.0)%	—%	0.8%	(1.7)%	(15.9)%
Operating margin %	23.7%	25.0%	(130) bps	(160) bps	—	20 bps	10 bps	(130) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$766	$825	(7.1)%	(4.6)%	—%	—%	(2.5)%	(7.1)%
Operating income	$181	$193	(6.5)%	(7.4)%	—%	3.0%	(2.1)%	(6.5)%
Operating margin %	23.6%	23.4%	20 bps	(70) bps	—	80 bps	10 bps	20 bps

•Operating revenue decreased in the second quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue declined 9.1% and 4.6% in the second quarter and year-to-date periods, respectively, as growth in North America was offset by declines in Europe and Asia Pacific.
◦North American organic revenue increased 0.8% in the second quarter as an increase of 11.8% in the United States residential end markets was partially offset by a decrease of 20.5% in the commercial end markets. In the year-to-date period, organic revenue increased 4.6% as an increase of 10.9% in the United States residential end markets was partially offset by a decrease of 12.6% in the commercial end markets.
◦International organic revenue declined 16.6% in the second quarter and 11.4% in the year-to-date period. Asia Pacific organic revenue decreased 2.9% and 4.5% in the second quarter and year-to-date periods, respectively, primarily due to a decline in Australia and New Zealand. European organic revenue decreased 27.9% and 17.1% in the second quarter and year-to-date periods, respectively, driven by a decline in continental Europe and the United Kingdom.

•Operating margin was 23.7% in the second quarter. The decrease of 130 basis points was primarily driven by negative operating leverage of 200 basis points and unfavorable price/cost of 120 basis points, partially offset by the net benefits from the Company's enterprise initiatives and cost management and lower restructuring expenses.
•In the year-to-date period, operating margin of 23.6% increased 20 basis points primarily driven by the net benefits from the Company's enterprise initiatives and cost management and lower restructuring expenses, partially offset by negative operating leverage of 90 basis points and unfavorable price/cost of 70 basis points.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, general industrial, consumer durables, industrial capital goods and printing and publishing markets. Products in this segment include:

•line integration, conveyor systems and line automation for the food and beverage industries;
•plastic consumables that multi-pack cans and bottles and related equipment;
•foil, film and related equipment used to decorate consumer products;
•product coding and marking equipment and related consumables;
•plastic and metal closures and components for appliances;
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$387	$473	(18.2)%	(16.1)%	(0.8)%	—%	(1.3)%	(18.2)%
Operating income	$98	$124	(20.4)%	(23.1)%	0.8%	3.1%	(1.2)%	(20.4)%
Operating margin %	25.4%	26.1%	(70) bps	(220) bps	50 bps	100 bps	—	(70) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$801	$938	(14.6)%	(12.4)%	(1.0)%	—%	(1.2)%	(14.6)%
Operating income	$207	$247	(16.1)%	(18.5)%	1.0%	2.5%	(1.1)%	(16.1)%
Operating margin %	25.9%	26.3%	(40) bps	(180) bps	60 bps	80 bps	—	(40) bps

•Operating revenue decreased in the second quarter and year-to-date periods due to lower organic revenue, the impact of 2019 divestitures and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 16.1% in the second quarter as consumables and equipment sales declined 12.0% and 28.7%, respectively, primarily due to lower demand in North America and Europe. In the year-to-date period, organic revenue decreased 12.4% as consumables declined 10.1% and equipment sales declined 20.3%. Product line simplification activities reduced organic revenue by 40 basis points in the second quarter and 50 basis points in the year-to-date period.
◦North American organic revenue decreased 14.7% and 11.4% in the second quarter and year-to-date periods, respectively, primarily due to a decline in the appliance, consumer packaging, ground support equipment and marking coding businesses.
◦International organic revenue decreased 18.5% and 14.2% in the second quarter and year-to-date periods, respectively, primarily due to a decline in the appliance, ground support equipment, consumer packaging and marking coding businesses in Europe.
•Operating margin was 25.4% in the second quarter. The decrease of 70 basis points was primarily driven by negative operating leverage of 380 basis points and unfavorable price/cost of 20 basis points, partially offset by the net benefits from the Company's enterprise initiatives and cost management, lower restructuring expenses and the impact of divestitures.
•In the year-to-date period, operating margin of 25.9% decreased 40 basis points primarily due to negative operating leverage of 270 basis points and unfavorable price/cost of 30 basis points, partially offset by the net benefits from the Company's enterprise initiatives and cost management, lower restructuring expenses and the impact of divestitures.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense in the second quarter of 2020 decreased to $51 million versus $55 million in the second quarter of 2019 and $102 million in the year-to-date period of 2020 versus $118 million in the prior year period. The decrease in both respective periods was partially driven by outstanding commercial paper in 2019. Additionally, the decrease in the year-to-date period was driven by the repayment of the $700 million notes due April 1, 2019 and the $650 million notes due March 1, 2019, partially offset by the issuance of the Euro notes in June of 2019.
•Other income (expense) was income of $8 million in the second quarter of 2020 versus $9 million in the prior year period and $33 million in the year-to-date period of 2020 versus $23 million in the prior year period. The year-to-date period included the impact of foreign currency translation gains in the first quarter of 2020 versus losses in 2019.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies of Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. As of June 30, 2020, the Company had $1.8 billion of cash and equivalents on hand, no outstanding borrowings under its $2.5 billion revolving credit facility, and no commercial paper outstanding. In addition, other than $4 million of short-term debt, the Company has no corporate debt maturities in the next 12 months. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•internal investments to support organic growth and sustain core businesses;
•payment of an attractive dividend to shareholders; and
•external investments in selective strategic acquisitions that support the Company's organic growth focus, and an active share repurchase program that the Company temporarily suspended starting in March 2020 due to the COVID-19 pandemic.

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Net cash provided by operating activities	$737	$685	$1,351	$1,301
Additions to plant and equipment	(56)	(77)	(116)	(154)
Free cash flow	$681	$608	$1,235	$1,147

Cash dividends paid	$(338)	$(326)	$(680)	$(654)
Repurchases of common stock	—	(375)	(706)	(750)
Acquisition of businesses (excluding cash and equivalents)	—	—	—	(4)
Net proceeds from (repayments of) debt with original maturities of three months or less	—	(1,060)	—	(2)
Proceeds from debt with original maturities of more than three months	—	1,774	—	1,774
Repayments of debt with original maturities of more than three months	—	(700)	—	(1,350)
Other, net	16	10	24	19
Effect of exchange rate changes on cash and equivalents	23	(9)	(42)	(7)
Net increase (decrease) in cash and equivalents	$382	$(78)	$(169)	$173

In the second quarter of 2020, the Company elected to defer payment of U.S. income taxes of $158 million to the third quarter of 2020 in accordance with the Coronavirus Aid, Relief and Economic Security (CARES) Act.

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

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 2.0 million shares of its common stock at an average price of $149.04 in the second quarter of 2019, approximately 2.4 million shares of its common stock at an average price of $150.97 in the third quarter of 2019, approximately 2.2 million shares of its common stock at an average price of $175.02 in the fourth quarter of 2019 and approximately 4.2 million shares of its common stock at an average price of $167.69 in the first quarter of 2020. As of June 30, 2020, there were $1.2 billion of authorized repurchases remaining under the 2018 Program. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020.

After-Tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the second quarter and year-to-date periods of 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2020	2019	2020	2019
Operating income	$449	$871	$1,210	$1,710
Tax rate	21.3%	24.5%	22.4%	24.5%
Income taxes	(96)	(213)	(271)	(418)
Operating income after taxes	$353	$658	$939	$1,292

Invested capital:
Trade receivables	$2,156	$2,629	$2,156	$2,629
Inventories	1,167	1,256	1,167	1,256
Net assets held for sale	181	346	181	346
Net plant and equipment	1,711	1,717	1,711	1,717
Goodwill and intangible assets	5,244	5,431	5,244	5,431
Accounts payable and accrued expenses	(1,508)	(1,719)	(1,508)	(1,719)
Other, net	(636)	(433)	(636)	(433)
Total invested capital	$8,315	$9,227	$8,315	$9,227

Average invested capital	$8,431	$9,206	$8,557	$9,182
Return on average invested capital	16.8%	28.6%	22.0%	28.1%

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2020 and December 31, 2019 is summarized as follows:

In millions	June 30, 2020	December 31, 2019	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,812	$1,981	$(169)
Trade receivables	2,156	2,461	(305)
Inventories	1,167	1,164	3
Assets held for sale	221	351	(130)
Other	253	296	(43)
Total current assets	5,609	6,253	(644)
Current liabilities:
Short-term debt	4	4	—
Accounts payable and accrued expenses	1,508	1,689	(181)
Liabilities held for sale	40	71	(31)
Other	490	390	100
Total current liabilities	2,042	2,154	(112)
Net working capital	$3,567	$4,099	$(532)

As of June 30, 2020, a majority of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of June 30, 2020 and December 31, 2019 was as follows:

In millions	June 30, 2020	December 31, 2019
Short-term debt	$4	$4
Long-term debt	7,765	7,754
Total debt	$7,769	$7,758

There was no commercial paper outstanding as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, short-term debt included $4 million related to the 4.88% notes due through December 31, 2020. The Company has a $2.5 billion line of credit agreement with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion line of credit agreement as of June 30, 2020.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long-term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended June 30, 2020 and December 31, 2019 was as follows:

Dollars in millions	June 30, 2020	December 31, 2019
Total debt	$7,769	$7,758

Net income	$2,186	$2,521
Add:
Interest expense	205	221
Other income	(117)	(107)
Income taxes	628	767
Depreciation	267	267
Amortization and impairment of intangible assets	146	159
EBITDA	$3,315	$3,828
Total debt to EBITDA ratio	2.3	2.0

Stockholders’ Equity

The changes to stockholders’ equity during the six months ended June 30, 2020 were as follows:

In millions
Total stockholders’ equity, December 31, 2019	$3,030
Net income	885
Repurchases of common stock	(706)
Dividends declared	(676)
Foreign currency translation adjustments, net of tax	(223)
Other, net	48
Total stockholders’ equity, June 30, 2020	$2,358

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intends," "may," "strategy," "prospects," "estimate," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the potential effects of the COVID-19 pandemic, related government actions and the Company's strategy in response thereto on the Company’s business, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of tariffs and raw material cost inflation, economic and regulatory conditions in various geographic regions, the timing and amount of share repurchases, if any, the timing and amount of benefits from the Company's enterprise strategy initiatives, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the impact of enacted U.S. tax legislation, the cost and availability of additional financing, the Company's portion of future benefit payments related to pension and postretirement benefits, the availability of raw materials and energy, the expiration of any one of the Company's patents, the cost of compliance with environmental regulations, the likelihood of future goodwill or intangible asset impairment charges, the impact of failure of the Company's employees to comply with applicable laws and regulations, the impact of foreign currency fluctuations, the outcome of outstanding legal proceedings, the impact of adopting new accounting pronouncements, and the estimated timing and amount related to the resolution of tax matters. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) the impact of the COVID-19 pandemic, related government actions and the Company's strategy in response thereto on the Company’s operating results, financial condition and liquidity, (2) weaknesses or downturns in the markets served by the Company, (3) changes or deterioration in international and domestic political and economic conditions, including as a result of the COVID-19 pandemic, (4) the timing and amount of benefits from the Company’s enterprise strategy initiatives and their impact on organic revenue growth, including the ability to execute divestitures, (5) market conditions and availability of financing to fund the Company's share repurchases, if any, (6) failure of the Company's employees, agents or business partners to comply with anti-corruption and other laws, (7) the unfavorable impact of foreign currency fluctuations, (8) a delay or decrease in the introduction of new products into the Company’s product lines, (9) failure to protect the Company's intellectual property, (10) the potential negative impact of acquisitions on the Company’s profitability and returns, (11) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (12) potential negative impact of impairments to goodwill and other intangible assets on the Company’s return on invested capital, financial condition or results of operations, (13) increases in funding costs or decreases in credit availability due to market conditions or changes to the Company's credit ratings, (14) raw material price increases and supply shortages, (15) unfavorable tax law changes and tax authority rulings, (16) financial market risks to the Company’s obligations under its defined benefit pension plans, (17) potential adverse outcomes in legal proceedings, (18) uncertainties related to environmental regulation and the physical risks of climate change, and (19) negative effects of service interruptions, data corruption, cyber-based attacks, network security breaches, or violations of data privacy laws. A more detailed description of these risks is contained under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2020. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2020 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

The Company’s business, financial condition, results of operations and cash flows are subject to various risks, which could cause actual results to vary materially from anticipated results. The risk set forth below relating to the impact of the COVID-19 pandemic on our business, supplements the risks previously disclosed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and updates the risk set forth under the heading “Risk Factors” in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The risk set forth below should be read together with other information included in this Quarterly Report on Form 10-Q, including the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations."

The COVID-19 pandemic has adversely affected the Company’s business and could materially affect the Company’s financial condition, results of operations and liquidity. The full and long-term extent of the effects of the COVID-19 pandemic on our business depend on future events that are highly uncertain and cannot be predicted.

The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, disrupted consumer/customer demand and global supply chains, and created significant volatility and disruption of financial markets. These measures and the continued volatility of the global economy have adversely affected our results of operations for the first and second quarters of 2020, and while we expect that our results will continue to be adversely impacted during the second half of 2020 and beyond, we are currently unable to quantify the full and long-term impact of the pandemic on our financial condition, results of operations and liquidity.

As governments issued travel restrictions and adopted shutdown and stay-at-home or similar orders, certain of our businesses not designated as critical or essential under local guidance were forced to close. While many governments have lifted or modified these restrictive orders, and our businesses have reopened, the pandemic has decreased customer demand in many of our end markets, and those businesses that have reopened or remained open in many cases are not currently operating at full capacity. In addition, the Company has implemented numerous actions in order to focus on the needs of its colleagues and customers, such as redesigning production processes, adjusting shift schedules and assignments and implementing aggressive new workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk, and further actions may be required as conditions evolve. Although the Company has avoided widespread furloughs or layoffs, we cannot predict the number or timing of future closures, the duration and extent of operating at reduced capacity or the size of the workforce that will be impacted by such actions.

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

The Company has sought to implement a differentiated strategy to manage through the pandemic, including a focus on thoughtful cost management and continued investment in areas of strategic importance, such as its workforce, in order to maintain optionality and fully participate in the anticipated recovery phase. The Company expects this strategy will enable it to be ready to support its customers and gain share from competitors when demand accelerates. However, the Company cannot estimate the extent to which it will realize benefits from this strategy or the timing of such benefits, if any. If the Company's strategy does not generate the expected benefits, the Company's long-term financial results could be adversely impacted.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of June 30, 2020, there were $1.2 billion of authorized repurchases remaining under the 2018 program. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020.

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101	The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 6, 2020	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)