Form 10-Q
period 2020-09-30
ILLINOIS TOOL WORKS INC
filed 2020-10-30
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at September 30, 2020: 316,520,261.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2020	2019	2020	2019
Operating Revenue	$3,307	$3,479	$9,099	$10,640
Cost of revenue	1,910	2,007	5,375	6,165
Selling, administrative, and research and development expenses	560	566	1,606	1,775
Amortization and impairment of intangible assets	48	38	119	122
Operating Income	789	868	1,999	2,578
Interest expense	(52)	(52)	(154)	(170)
Other income (expense)	2	26	35	49
Income Before Taxes	739	842	1,880	2,457
Income Taxes	157	182	413	577
Net Income	$582	$660	$1,467	$1,880

Net Income Per Share:
Basic	$1.84	$2.05	$4.63	$5.79
Diluted	$1.83	$2.04	$4.61	$5.76

Shares of Common Stock Outstanding During the Period:
Average	316.5	322.3	316.9	324.8
Average assuming dilution	317.9	324.0	318.3	326.6

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
Net Income	$582	$660	$1,467	$1,880

Foreign currency translation adjustments, net of tax	63	(105)	(160)	(134)
Pension and other postretirement benefit adjustments, net of tax	9	4	28	13
Other comprehensive income (loss)	72	(101)	(132)	(121)

Comprehensive Income	$654	$559	$1,335	$1,759

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and equivalents	$2,169	$1,981
Trade receivables	2,494	2,461
Inventories	1,149	1,164
Prepaid expenses and other current assets	219	296
Assets held for sale	—	351
Total current assets	6,031	6,253

Net plant and equipment	1,736	1,729
Goodwill	4,591	4,492
Intangible assets	814	851
Deferred income taxes	509	516
Other assets	1,259	1,227
	$14,940	$15,068

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$353	$4
Accounts payable	521	472
Accrued expenses	1,263	1,217
Cash dividends payable	361	342
Income taxes payable	42	48
Liabilities held for sale	—	71
Total current liabilities	2,540	2,154

Noncurrent Liabilities:
Long-term debt	7,592	7,754
Deferred income taxes	671	668
Noncurrent income taxes payable	413	462
Other liabilities	1,027	1,000
Total noncurrent liabilities	9,703	9,884

Stockholders’ Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2020 and 2019 Outstanding- 316.5 shares in 2020 and 319.8 shares in 2019	6	6
Additional paid-in-capital	1,346	1,304
Retained earnings	22,833	22,403
Common stock held in treasury	(19,652)	(18,982)
Accumulated other comprehensive income (loss)	(1,837)	(1,705)
Noncontrolling interest	1	4
Total stockholders’ equity	2,697	3,030
	$14,940	$15,068

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended September 30, 2020
Balance at June 30, 2020	$6	$1,317	$22,612	$(19,669)	$(1,909)	$1	$2,358
Net income	—	—	582	—	—	—	582
Common stock issued for stock-based compensation	—	15	—	17	—	—	32
Stock-based compensation expense	—	14	—	—	—	—	14
Dividends declared ($1.14 per share)	—	—	(361)	—	—	—	(361)
Other comprehensive income (loss)	—	—	—	—	72	—	72
Balance at September 30, 2020	$6	$1,346	$22,833	$(19,652)	$(1,837)	$1	$2,697

Three Months Ended September 30, 2019
Balance at June 30, 2019	$6	$1,270	$21,788	$(18,276)	$(1,697)	$4	$3,095
Net income	—	—	660	—	—	—	660
Common stock issued for stock-based compensation	—	6	—	19	—	—	25
Stock-based compensation expense	—	10	—	—	—	—	10
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.07 per share)	—	—	(344)	—	—	—	(344)
Other comprehensive income (loss)	—	—	—	—	(101)	—	(101)
Balance at September 30, 2019	$6	$1,286	$22,104	$(18,632)	$(1,798)	$4	$2,970

Nine months ended September 30, 2020
Balance at December 31, 2019	$6	$1,304	$22,403	$(18,982)	$(1,705)	$4	$3,030
Net income	—	—	1,467	—	—	—	1,467
Common stock issued for stock-based compensation	—	12	—	36	—	—	48
Stock-based compensation expense	—	31	—	—	—	—	31
Repurchases of common stock	—	—	—	(706)	—	—	(706)
Dividends declared ($3.28 per share)	—	—	(1,037)	—	—	—	(1,037)
Other comprehensive income (loss)	—	—	—	—	(132)	—	(132)
Noncontrolling interest	—	(1)	—	—	—	(3)	(4)
Balance at September 30, 2020	$6	$1,346	$22,833	$(19,652)	$(1,837)	$1	$2,697

Nine months ended September 30, 2019
Balance at December 31, 2018	$6	$1,253	$21,217	$(17,545)	$(1,677)	$4	$3,258
Net income	—	—	1,880	—	—	—	1,880
Common stock issued for stock-based compensation	—	1	—	38	—	—	39
Stock-based compensation expense	—	32	—	—	—	—	32
Repurchases of common stock	—	—	—	(1,125)	—	—	(1,125)
Dividends declared ($3.07 per share)	—	—	(993)	—	—	—	(993)
Other comprehensive income (loss)	—	—	—	—	(121)	—	(121)
Balance at September 30, 2019	$6	$1,286	$22,104	$(18,632)	$(1,798)	$4	$2,970

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In millions	2020	2019
Cash Provided by (Used for) Operating Activities:
Net income	$1,467	$1,880
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	203	199
Amortization and impairment of intangible assets	119	122
Change in deferred income taxes	19	47
Provision for uncollectible accounts	5	3
(Income) loss from investments	(6)	(12)
(Gain) loss on sale of plant and equipment	1	(8)
(Gain) loss on sale of operations and affiliates	(1)	6
Stock-based compensation expense	31	32
Other non-cash items, net	6	7
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	42	(38)
Inventories	50	31
Prepaid expenses and other assets	50	21
Increase (decrease) in-
Accounts payable	23	15
Accrued expenses and other liabilities	29	(68)
Income taxes	(6)	(21)
Other, net	2	5
Net cash provided by operating activities	2,034	2,221
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	(4)
Additions to plant and equipment	(168)	(244)
Proceeds from investments	10	16
Proceeds from sale of plant and equipment	8	22
Proceeds from sales of operations and affiliates	—	5
Other, net	(1)	(15)
Net cash provided by (used for) investing activities	(151)	(220)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,019)	(977)
Issuance of common stock	60	50
Repurchases of common stock	(706)	(1,125)
Net proceeds from (repayments of) debt with original maturities of three months or less	—	(1)
Proceeds from debt with original maturities of more than three months	—	1,774
Repayments of debt with original maturities of more than three months	—	(1,350)
Other, net	(16)	(12)
Net cash provided by (used for) financing activities	(1,681)	(1,641)
Effect of Exchange Rate Changes on Cash and Equivalents	(14)	(39)
Cash and Equivalents:
Increase (decrease) during the period	188	321
Beginning of period	1,981	1,504
End of period	$2,169	$1,825
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$175	$207
Cash Paid During the Period for Income Taxes, Net of Refunds	$399	$553

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

In January 2017, the FASB issued authoritative guidance which simplifies the assessment of goodwill for impairment. Under prior guidance, when the estimated fair value of a reporting unit was less than its carrying value, the fair value of the goodwill was determined by valuing the other assets and liabilities of the reporting unit. Under the new guidance, the requirement to determine the fair value of goodwill has been eliminated, and an impairment charge is recognized for the amount that the carrying value of the reporting unit exceeds its fair value. Effective January 1, 2020, the Company adopted the new guidance prospectively and applied the new guidance during its annual assessment of goodwill in the third quarter of 2020. The adoption of this new accounting guidance had no impact on the Company's results of operations or financial position. Refer to Note 6. Goodwill and Intangible Assets for additional information regarding the Company's annual assessment of goodwill.

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

(2)    Novel Coronavirus (COVID-19)

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company’s global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 continued to spread and impact the countries in which the Company operates and the markets the Company serves. The Company expects the disruptions caused by the COVID-19 outbreak to continue to have an adverse impact on the Company's operating results in the fourth quarter of 2020. However, the full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company’s operations continues to be highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers.

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

Operating revenue related to businesses divested in 2019 that was included in the Company's results of operations for the three months ended September 30, 2019 was $36 million, which included $17 million in the Welding segment, $15 million in the Test & Measurement and Electronics segment, and $4 million in the Specialty Products segment. Operating revenue related to businesses divested in 2019 for the nine months ended September 30, 2019 was $109 million, which included $48 million in the Welding segment, $48 million in the Test & Measurement and Electronics segment, and $13 million in the Specialty Products segment.

As of December 31, 2019, three of the businesses discussed above continued to be held for sale, including one business in the Test & Measurement and Electronics segment, one business in the Automotive OEM segment, and one business in the Specialty Products segment.

In the first quarter of 2020, the Company concluded that the sales of the one business in the Automotive OEM segment and the one business in the Specialty Products segment previously held for sale were no longer probable of being completed within one year, primarily due to the disruptions and economic uncertainty resulting from the COVID-19 pandemic. In the third quarter of 2020, the Company concluded that the sale of the remaining held for sale business in the Test & Measurement and Electronics segment was no longer probable of being completed within one year due to delays in the sale process and ongoing economic uncertainty resulting from the COVID-19 pandemic. Accordingly, these businesses were no longer presented as held for sale in the Statement of Financial Position beginning in the first and third quarters of 2020, respectively. As of September 30, 2020, no businesses were presented as held for sale.

The assets and liabilities related to the held for sale businesses that were included in assets and liabilities held for sale in the Statement of Financial Position as of December 31, 2019, were as follows:

In millions	December 31, 2019
Trade receivables	$81
Inventories	28
Net plant and equipment	48
Goodwill and intangible assets	166
Other	28
Total assets held for sale	$351

Accounts payable	$21
Accrued expenses	17
Other	33
Total liabilities held for sale	$71

(4)    Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
Automotive OEM	$714	$744	$1,771	$2,338
Food Equipment	449	551	1,268	1,617
Test & Measurement and Electronics	489	512	1,429	1,569
Welding	346	402	1,016	1,251
Polymers & Fluids	438	418	1,185	1,261
Construction Products	456	416	1,222	1,241
Specialty Products	420	441	1,221	1,379
Intersegment revenue	(5)	(5)	(13)	(16)
Total operating revenue	$3,307	$3,479	$9,099	$10,640

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

(5)    Income Taxes

The Company's effective tax rate for the three months ended September 30, 2020 and 2019 was 21.3% and 21.6%, respectively, and 22.0% and 23.5% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $7 million for each of the three month periods ended September 30, 2020 and 2019, and $20 million and $16 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, the effective tax rate for the third quarter and year-to-date periods of 2019 benefited from a discrete tax benefit of $21 million in the third quarter of 2019 for the U.S. federal provision to return adjustment which primarily related to changes in estimates related to the "Tax Cuts and Jobs Act."

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $67 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(6)    Goodwill and Intangible Assets

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarters of 2020 and 2019. The assessments resulted in no impairment charges in either 2020 or 2019.

(7)    Inventories

Inventories as of September 30, 2020 and December 31, 2019 were as follows:

In millions	September 30, 2020	December 31, 2019
Raw material	$434	$452
Work-in-process	156	131
Finished goods	648	670
LIFO reserve	(89)	(89)
Total inventories	$1,149	$1,164

(8)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2020	2019	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$14	$13	$2	$1	$41	$39	$6	$5
Interest cost	15	20	4	5	45	59	12	15
Expected return on plan assets	(28)	(30)	(6)	(5)	(84)	(91)	(18)	(16)
Amortization of actuarial loss (gain)	11	5	—	—	35	16	—	(1)
Amortization of prior service cost	1	—	—	—	1	1	—	—
Total net periodic benefit cost	$13	$8	$—	$1	$38	$24	$—	$3

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $27 million to its pension plans and $5 million to its other postretirement benefit plans in 2020. As of September 30, 2020, contributions of $22 million to pension plans and $4 million to other postretirement benefit plans have been made.

(9)    Debt

There was no commercial paper outstanding as of September 30, 2020 and December 31, 2019. Short-term debt as of September 30, 2020 and December 31, 2019 included $4 million related to the 4.88% notes due through December 31, 2020. As of September 30, 2020, Short-term debt also included $349 million related to the 3.375% notes due September 15, 2021, which were reclassified from Long-term debt to Short-term debt in the third quarter of 2020. The Company has a $2.5 billion line of credit agreement with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion line of credit agreement as of September 30, 2020 or December 31, 2019.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2020 and December 31, 2019 were as follows:

In millions	September 30, 2020	December 31, 2019
Fair value	$9,151	$8,614
Carrying value	7,945	7,758

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(10)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
Beginning balance	$(1,909)	$(1,697)	$(1,705)	$(1,677)

Foreign currency translation adjustments during the period	22	(65)	(203)	(98)
Income taxes	41	(40)	43	(36)
Total foreign currency translation adjustments, net of tax	63	(105)	(160)	(134)

Pension and other postretirement benefit adjustments reclassified to income	12	5	36	16
Income taxes	(3)	(1)	(8)	(3)
Total pension and other postretirement benefit adjustments, net of tax	9	4	28	13

Ending balance	$(1,837)	$(1,798)	$(1,837)	$(1,798)

Pension and other postretirement benefit adjustments reclassified to income related to the amortization of actuarial gains and losses and prior service cost. Refer to Note 8. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The carrying values of the 2019, 2015 and 2014 Euro notes were $1.9 billion, $1.2 billion and $1.2 billion, respectively, as of September 30, 2020. The cumulative unrealized pre-tax gain recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was $58 million and $239 million as of September 30, 2020 and December 31, 2019, respectively.

The ending balance of Accumulated other comprehensive income (loss) as of September 30, 2020 and 2019 consisted of cumulative translation adjustment losses, net of tax, of $1.5 billion and $1.4 billion, respectively, and unrecognized pension and other postretirement benefits costs, net of tax, of $362 million and $351 million, respectively.

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

Near-term Priorities

There continues to be uncertainty around how severe the COVID-19 pandemic will be, how long its effects will last, or how quickly ITW’s customers and end markets will recover. The COVID-19 pandemic has impacted, and is expected to continue to impact, the Company's organic revenue and profitability. However, at this very uncertain time, ITW believes that the strength and resilience of ITW’s Business Model and its strong balance sheet continue to put the Company in a favorable position to deal with the crisis as it continues to unfold.

For the duration of the COVID-19 pandemic, the Company is focusing its efforts on the following priorities: (1) protect the health and support the well-being of ITW’s colleagues; (2) continue to serve the Company’s customers with excellence to the best of its ability; (3) maintain financial strength, liquidity and strategic optionality; and (4) leverage the Company's strengths to position it to fully participate in the recovery phase.

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

The Company experienced solid recovery progress in many of the end markets served by the Company in the third quarter of 2020, with operating revenue increasing sequentially 29 percent versus the second quarter of 2020, as demand levels in all segments improved sequentially from the second quarter of 2020, with year-over-year growth in the Construction Products and Polymers & Fluids segments. The COVID-19 pandemic continued to have more pronounced impacts in the Food Equipment and Welding segments. The strength and resilience of ITW's Business Model has resulted in the Company delivering solid financial performance. In the third quarter of 2020, operating revenue declined 4.9 percent, operating income was $789 million, operating margin was 23.8% and free cash flow was $631 million. In the year-to-date period of 2020, despite the decline in operating revenue of 14.5 percent, the Company generated $2.0 billion in operating income, operating margin was 22.0% and free cash flow was $1.9 billion.

For the duration of the COVID-19 pandemic, the Company is focusing on the following priorities: (1) protect the health and support the well-being of ITW’s colleagues; (2) continue to serve the Company’s customers with excellence to the best of its ability; (3) maintain financial strength, liquidity and strategic optionality; and (4) leverage the Company's strengths to position it to fully participate in the recovery phase. To support ITW’s colleagues, among other initiatives, the Company has redesigned production processes to ensure proper social distancing practices, adjusted shift schedules and assignments to help colleagues who have child and elder care needs, and implemented aggressive new workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk. To support its customers, the Company has worked diligently to keep its factories open and operating safely. The Company has adapted customer service systems and practices to seamlessly serve its customers under “work from home” requirements in many parts of the world.

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

As of September 30, 2020, all of the Company's facilities are open and operational; however, many of these facilities are operating at a reduced capacity and the Company expects the customer demand disruptions caused by the COVID-19 outbreak to continue to have an adverse impact on the Company's operating results in the fourth quarter of 2020 and beyond. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company’s operations and financial position continues to be highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part II - Other Information, Item 1A. Risk Factors.

Separately, the Company does not believe that tariffs imposed in the prior year have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company’s consolidated results of operations for the third quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,307	$3,479	(4.9)%	(4.6)%	(1.0)%	—%	0.7%	(4.9)%
Operating income	$789	$868	(9.1)%	(6.9)%	(0.5)%	(2.1)%	0.4%	(9.1)%
Operating margin %	23.8%	25.0%	(120) bps	(60) bps	10 bps	(60) bps	(10) bps	(120) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$9,099	$10,640	(14.5)%	(12.7)%	(1.0)%	—%	(0.8)%	(14.5)%
Operating income	$1,999	$2,578	(22.5)%	(22.6)%	(0.4)%	1.1%	(0.6)%	(22.5)%
Operating margin %	22.0%	24.2%	(220) bps	(270) bps	20 bps	30 bps	—	(220) bps

•Operating revenue declined in the third quarter due to lower organic revenue and the impact of 2019 divestitures, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue decreased due to lower organic revenue, the impact of 2019 divestitures and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 4.6% and 12.7% in the third quarter and year-to-date periods, respectively, primarily due to disruptions in the Company's global operations resulting from the COVID-19 pandemic. Organic revenue declined in five of seven segments in the third quarter and all seven segments decreased in the year-to-date period. In the third quarter, Construction Products and Polymers & Fluids grew 7.6% and 5.8%, respectively, primarily due to growth in North America. Product line simplification activities reduced organic revenue by 30 basis points in the third quarter and 40 basis points in the year-to-date period.
◦North American organic revenue decreased 5.0% in the third quarter as a decrease in five segments was partially offset by growth in the Construction Products and Polymers & Fluids segments. In the year-to-date period, organic revenue decreased 12.0% as a decline in six segments, primarily driven by the Automotive OEM, Food Equipment and Welding segments, was partially offset by growth in the Construction Products segment.
◦Europe, Middle East and Africa organic revenue decreased 8.0% in the third quarter. A decline in the Food Equipment, Specialty Products, Automotive OEM, Test & Measurement and Electronics and Welding segments was partially offset by growth in the Construction Products and Polymers & Fluids segments. Organic revenue decreased 17.7% in the year-to-date period as all seven segments had a decline in organic revenue.
◦Asia Pacific organic revenue increased 3.4% in the third quarter as growth in the Automotive OEM, Specialty Products, Polymers & Fluids, Construction Products and Test & Measurement and Electronics segments was partially offset by a decline in the Food Equipment and Welding segments. Organic revenue decreased 5.1% in the year-to-date period as all seven segments had a decline in organic revenue. China organic revenue grew 10.2% in the third quarter primarily due to an increase in the Automotive OEM, Polymers & Fluids, Specialty Products and Test & Measurement and Electronics segments, partially offset by a decline in the Food Equipment, Welding and Construction Products segments. In the year-to-date period, China organic revenue declined 3.8% as a decrease in the Food Equipment, Welding and Specialty Products segments, was partially offset by growth in the Polymers & Fluids, Test & Measurement and Electronics, Automotive OEM and Construction Products segments.
•Operating income of $789 million and $2.0 billion in the third quarter and year-to-date periods, respectively, decreased 9.1% and 22.5% in the respective periods primarily due to lower organic revenue.
•Operating margin was 23.8% in the third quarter. The decrease of 120 basis points was primarily driven by negative operating leverage of 100 basis points, higher restructuring expenses, product mix and the recapture of amortization and depreciation expense related to a business previously classified as held for sale, partially offset by benefits from the Company's enterprise initiatives of 120 basis points and favorable price/cost of 10 basis points.
•In the year-to-date period, operating margin of 22.0% decreased 220 basis points primarily driven by negative operating leverage of 300 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives of 120 basis points, lower restructuring expenses and favorable price/cost of 10 basis points.
•The effective tax rate for the third quarter of 2020 and 2019 was 21.3% and 21.6%, respectively, and 22.0% and 23.5% for the year-to-date periods of 2020 and 2019, respectively. The effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $7 million for the third quarter of both 2020 and 2019, and $20 million and $16 million for the year-to-date periods of 2020 and 2019, respectively. Additionally, the effective tax rate for the third quarter and year-to-date periods of 2019 benefited from a discrete tax benefit of $21 million in the third quarter of 2019 for the U.S. federal provision to return adjustment which primarily related to changes in estimates related to the “Tax Cuts and Jobs Act.”
•Diluted earnings per share (EPS) were $1.83 for the third quarter and $4.61 for the year-to-date period of 2020.
•Free cash flow was $631 million and $1.9 billion for the third quarter and year-to-date periods of 2020, respectively. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.
•The Company repurchased approximately 4.2 million shares of its common stock in the year-to-date period of 2020 for approximately $706 million. The Company did not repurchase any shares of its common stock in the third quarter of

2020, as the Company temporarily suspended its share repurchase program starting in March 2020 due to the COVID-19 pandemic.
•After-tax return on average invested capital was 29.6% for the third quarter and 24.4% for the year-to-date period of 2020. Refer to the After-Tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2020	2019	2020	2019	2020	2019	2020	2019
Automotive OEM	$714	$744	$149	$164	$1,771	$2,338	$266	$505
Food Equipment	449	551	88	152	1,268	1,617	236	421
Test & Measurement and Electronics	489	512	116	130	1,429	1,569	354	387
Welding	346	402	96	113	1,016	1,251	269	355
Polymers & Fluids	438	418	116	101	1,185	1,261	291	287
Construction Products	456	416	128	105	1,222	1,241	309	298
Specialty Products	420	441	106	116	1,221	1,379	313	363
Intersegment revenue	(5)	(5)	—	—	(13)	(16)	—	—
Unallocated	—	—	(10)	(13)	—	—	(39)	(38)
Total	$3,307	$3,479	$789	$868	$9,099	$10,640	$1,999	$2,578

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$714	$744	(4.1)%	(4.8)%	—%	—%	0.7%	(4.1)%
Operating income	$149	$164	(9.5)%	(3.3)%	—%	(6.3)%	0.1%	(9.5)%
Operating margin %	20.8%	22.1%	(130) bps	30 bps	—	(150) bps	(10) bps	(130) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,771	$2,338	(24.2)%	(23.3)%	—%	—%	(0.9)%	(24.2)%
Operating income	$266	$505	(47.4)%	(48.5)%	—%	1.7%	(0.6)%	(47.4)%
Operating margin %	15.0%	21.6%	(660) bps	(710) bps	—	50 bps	—	(660) bps

•Operating revenue declined in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue declined 4.8% in the third quarter and 23.3% in the year-to-date period versus worldwide auto builds which decreased 3% in the third quarter and 23% in the year-to-date period due to customer and geographic region mix. Product line simplification activities reduced organic revenue by 80 basis points in both the third quarter and year-to-date periods.
◦North American organic revenue decreased 10.3% and 28.6% in the third quarter and year-to-date periods, respectively, compared to North American auto builds which grew 1% in the third quarter and declined 26% in the year-to-date periods. Auto builds for the Detroit 3, where the Company has higher content, decreased 1% and 28% in the third quarter and year-to-date periods, respectively.
◦European organic revenue was down 5.3% and 25.0% in the third quarter and year-to-date periods, respectively, compared to European auto builds which decreased 8% and 30% in the respective periods.
◦Asia Pacific organic revenue increased 10.5% in the third quarter and declined 6.1% in the year-to-date periods. China organic revenue grew 15.2% and 0.2% in the third quarter and year-to-date periods, respectively, versus China auto builds which increased 11% in the third quarter and decreased 9% in the year-to-date period.
•Operating margin was 20.8% in the third quarter. The decrease of 130 basis points was primarily driven by higher restructuring expenses of 150 basis points, negative operating leverage of 90 basis points and unfavorable price/cost of 20 basis points, partially offset by benefits from the Company's enterprise initiatives.
•In the year-to-date period, operating margin of 15.0% decreased 660 basis points primarily due to negative operating leverage of 530 basis points and product mix, partially offset by benefits from the Company’s enterprise initiatives and lower restructuring expenses.

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

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$449	$551	(18.6)%	(19.5)%	—%	—%	0.9%	(18.6)%
Operating income	$88	$152	(41.7)%	(37.4)%	—%	(5.0)%	0.7%	(41.7)%
Operating margin %	19.6%	27.5%	(790) bps	(610) bps	—	(180) bps	—	(790) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,268	$1,617	(21.6)%	(21.2)%	—%	—%	(0.4)%	(21.6)%
Operating income	$236	$421	(43.9)%	(43.5)%	—%	(0.2)%	(0.2)%	(43.9)%
Operating margin %	18.6%	26.0%	(740) bps	(730) bps	—	(10) bps	—	(740) bps

•Operating revenue declined in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 19.5% in the third quarter as equipment and service organic revenue declined 20.9% and 17.1%, respectively. In the year-to-date period, organic revenue declined 21.2% as equipment and service organic revenue decreased 22.6% and 18.6%, respectively.
◦North American organic revenue declined 19.2% in the third quarter and 18.9% in the year-to-date period as equipment organic revenue declined 19.6% and 19.8%, respectively, primarily driven by lower demand in the restaurant and institutional end markets, partially offset by growth in the food retail end markets. Service organic revenue decreased 18.7% and 17.5% in the third quarter and year-to-date periods, respectively.
◦International organic revenue decreased 20.0% and 24.2% in the third quarter and year-to-date periods, respectively. Equipment organic revenue declined 22.5% in the third quarter and 26.0% in the year-to-date period primarily due to lower demand in the European warewash, cooking and refrigeration end markets and lower demand in Asia. Service organic revenue decreased 14.5% and 20.4% in the third quarter and year-to-date periods, respectively.
•Operating margin of 19.6% in the third quarter decreased 790 basis points primarily due to negative operating leverage of 490 basis points, higher restructuring expenses of 180 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 50 basis points.
•In the year-to-date period, operating margin was 18.6%. The decrease of 740 basis points was primarily due to negative operating leverage of 580 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 60 basis points.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$489	$512	(4.3)%	(2.4)%	(3.0)%	—%	1.1%	(4.3)%
Operating income	$116	$130	(11.5)%	(10.1)%	(1.6)%	(0.6)%	0.8%	(11.5)%
Operating margin %	23.7%	25.6%	(190) bps	(200) bps	30 bps	(20) bps	—	(190) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,429	$1,569	(8.9)%	(5.5)%	(3.0)%	—%	(0.4)%	(8.9)%
Operating income	$354	$387	(8.6)%	(6.7)%	(1.5)%	(0.1)%	(0.3)%	(8.6)%
Operating margin %	24.8%	24.7%	10 bps	(30) bps	40 bps	—	—	10 bps

•Operating revenue declined in the third quarter due to the impact of a 2019 divestiture and lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to lower organic revenue, the impact of a 2019 divestiture and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 2.4% in the third quarter and 5.5% in the year-to-date period.
◦Organic revenue for the test and measurement businesses decreased 6.1% and 6.9% in the third quarter and year-to-date periods, respectively, primarily driven by the impact of a soft capital spending environment in North America and Europe, partially offset by higher semi-conductor demand in North America. Instron, where demand is more closely tied to the capital spending environment, had an organic revenue decline of 12.2% in the third quarter and 14.2% in the year-to-date period.
◦Electronics organic revenue increased 1.7% in the third quarter. The electronics assembly businesses decreased 0.8% in the third quarter primarily due to lower demand in Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 3.3% in the third quarter primarily due to an increase in North America and Europe, partially offset by a decrease in Asia Pacific. In the year-to-date period, electronics organic revenue declined 3.8%. The electronics assembly businesses decreased 8.3% primarily due to lower demand in North America. The other electronics businesses declined 1.0% primarily due to a decrease in Europe and Asia Pacific, partially offset by growth in North America.
•Operating margin of 23.7% in the third quarter decreased 190 basis points primarily due to the recapture of amortization and depreciation expense related to a business previously classified as held for sale, negative operating leverage of 60 basis points and higher restructuring expenses, partially offset by the net benefits from the Company's enterprise initiatives and cost management, the impact of a 2019 divestiture and favorable price/cost of 40 basis points.
•In the year-to-date period, operating margin was 24.8%. The increase of 10 basis points was primarily due to the net benefits from the Company's enterprise initiatives and cost management, the impact of a 2019 divestiture and favorable price/cost of 30 basis points, partially offset by negative operating leverage of 150 basis points, product mix and the recapture of amortization and depreciation expense related to a business previously classified as held for sale.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the third quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$346	$402	(14.0)%	(10.0)%	(4.3)%	—%	0.3%	(14.0)%
Operating income	$96	$113	(14.9)%	(11.7)%	(2.3)%	(1.0)%	0.1%	(14.9)%
Operating margin %	27.9%	28.2%	(30) bps	(60) bps	60 bps	(30) bps	—	(30) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,016	$1,251	(18.8)%	(14.7)%	(3.9)%	—%	(0.2)%	(18.8)%
Operating income	$269	$355	(24.1)%	(23.2)%	(1.6)%	0.8%	(0.1)%	(24.1)%
Operating margin %	26.5%	28.4%	(190) bps	(290) bps	70 bps	30 bps	—	(190) bps

•Operating revenue decreased in the third quarter due to lower organic revenue and the impact of a 2019 divestiture, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue decreased due to lower organic revenue, the impact of a 2019 divestiture and the unfavorable effect of foreign currency translation.
•Organic revenue declined 10.0% and 14.7% in the third quarter and year-to-date periods, respectively, driven by a decrease in equipment of 10.3% and 16.0% and consumables of 9.6% and 12.7%, respectively, primarily due to lower demand in the industrial end markets.
◦North American organic revenue decreased 8.8% in the third quarter primarily due to a decline in the industrial end markets of 22.8%, partially offset by an increase in the commercial end markets of 11.3%. In the year-to-date period, organic revenue declined 14.2% primarily due to a decline in the industrial and commercial end markets of 24.3% and 1.3%, respectively.
◦International organic revenue decreased 15.8% in the third quarter and 17.0% in the year-to-date period primarily due to a decline in the European oil and gas end markets of 30.3% and 25.1%, respectively.
•Operating margin of 27.9% in the third quarter decreased 30 basis points primarily driven by negative operating leverage of 180 basis points, product mix and higher restructuring expenses, partially offset by benefits from the Company's enterprise initiatives and the impact of a 2019 divestiture.
•In the year-to-date period, operating margin was 26.5%. The decrease of 190 basis points was primarily driven by negative operating leverage of 280 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives, the impact of a 2019 divestiture and lower restructuring expenses.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$438	$418	4.8%	5.8%	—%	—%	(1.0)%	4.8%
Operating income	$116	$101	15.5%	17.8%	—%	(1.5)%	(0.8)%	15.5%
Operating margin %	26.6%	24.1%	250 bps	280 bps	—	(40) bps	10 bps	250 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,185	$1,261	(6.0)%	(4.0)%	—%	—%	(2.0)%	(6.0)%
Operating income	$291	$287	1.5%	2.0%	—%	1.2%	(1.7)%	1.5%
Operating margin %	24.6%	22.8%	180 bps	140 bps	—	30 bps	10 bps	180 bps

•Operating revenue increased in the third quarter due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue decreased due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue increased 5.8% in the third quarter and declined 4.0% in the year-to-date period. Product line simplification activities reduced organic revenue by 60 basis points in both respective periods.
◦Organic revenue for the automotive aftermarket businesses increased 10.0% in the third quarter primarily driven by growth in the tire repair, engine repair and car care businesses in North America. In the year-to-date period, organic revenue declined 2.5% primarily driven by a decrease in the car care and body repair businesses in North America and the additives businesses in Europe, partially offset by growth in the tire and engine repair businesses in North America.
◦Organic revenue for the fluids businesses increased 5.7% in the third quarter primarily due to growth in the industrial maintenance, repair, and operations end markets in North America and growth in Europe. In the year-to-date period, organic revenue decreased 0.5% primarily due to a decline in the industrial maintenance, repair, and operations end markets in North America, partially offset by growth in Europe.
◦Organic revenue for the polymers businesses was flat in the third quarter as growth in South America, Asia Pacific and Europe was offset by a decline in North America. In the year-to-date period, organic revenue declined 8.3% primarily driven by a decline in the heavy industrial end markets in North America and Europe.
•Operating margin of 26.6% in the third quarter increased 250 basis points primarily driven by the net benefits from the Company's enterprise initiatives and cost management, positive operating leverage of 130 basis points and favorable price/cost of 40 basis points, partially offset by higher restructuring expenses.
•In the year-to-date period, operating margin was 24.6%. The increase of 180 basis points was primarily due to the net benefits from the Company's enterprise initiative and cost management, favorable price/cost of 60 basis points and lower restructuring expenses, partially offset by negative operating leverage of 90 basis points.

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

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$456	$416	9.6%	7.6%	—%	—%	2.0%	9.6%
Operating income	$128	$105	22.5%	21.7%	—%	(0.4)%	1.2%	22.5%
Operating margin %	28.1%	25.1%	300 bps	330 bps	—	(10) bps	(20) bps	300 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,222	$1,241	(1.5)%	(0.5)%	—%	—%	(1.0)%	(1.5)%
Operating income	$309	$298	3.6%	2.8%	—%	1.8%	(1.0)%	3.6%
Operating margin %	25.3%	24.0%	130 bps	80 bps	—	50 bps	—	130 bps

•Operating revenue increased in the third quarter due to higher organic revenue and the favorable effect of foreign currency translation. In the year-to-date period, operating revenue decreased due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue increased 7.6% in the third quarter with growth across all major regions. Organic revenue declined 0.5% in the year-to-date period as declines in Europe and Asia Pacific were partially offset by growth in North America.
◦North American organic revenue grew 11.9% in the third quarter as an increase of 14.3% in the United States residential end markets was partially offset by a decrease of 9.5% in the commercial end markets. In the year-to-date period, organic revenue grew 7.1% as an increase of 10.7% in the United States residential end markets was partially offset by a decrease of 11.6% in the commercial end markets.
◦International organic revenue increased 4.1% in the third quarter and decreased 6.4% in the year-to-date period. Asia Pacific organic revenue increased 2.1% in the third quarter primarily due to an increase in Australia and New Zealand. In the year-to-date period, Asia Pacific organic revenue decreased 2.2% primarily due to a decline in Australia and New Zealand in the first half of 2020. European organic revenue increased 6.0% in the third quarter driven by an increase in continental Europe and the United Kingdom. In the year-to-date period, European organic revenue decreased 9.9% driven by a decline in continental Europe and the United Kingdom in the first half of 2020.
•Operating margin was 28.1% in the third quarter. The increase of 300 basis points was primarily driven by positive operating leverage of 150 basis points and net benefits from the Company's enterprise initiatives and cost management.
•In the year-to-date period, operating margin of 25.3% increased 130 basis points primarily driven by the net benefits from the Company's enterprise initiatives and cost management and lower restructuring expenses, partially offset by unfavorable price/cost of 40 basis points and negative operating leverage of 20 basis points.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods of 2020 and 2019 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$420	$441	(4.8)%	(4.7)%	(0.8)%	—%	0.7%	(4.8)%
Operating income	$106	$116	(8.4)%	(11.6)%	—%	2.9%	0.3%	(8.4)%
Operating margin %	25.2%	26.2%	(100) bps	(190) bps	20 bps	80 bps	(10) bps	(100) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,221	$1,379	(11.5)%	(9.9)%	(0.9)%	—%	(0.7)%	(11.5)%
Operating income	$313	$363	(13.6)%	(16.3)%	0.7%	2.6%	(0.6)%	(13.6)%
Operating margin %	25.7%	26.3%	(60) bps	(190) bps	50 bps	80 bps	—	(60) bps

•Operating revenue decreased in the third quarter due to lower organic revenue and the impact of 2019 divestitures, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue decreased due to lower organic revenue, the impact of 2019 divestitures and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 4.7% in the third quarter as equipment and consumables sales declined 17.0% and 1.2%, respectively, primarily due to lower demand in North America and Europe. In the year-to-date period, organic revenue decreased 9.9% as consumables declined 7.2% and equipment sales declined 19.2%. Additionally, product line simplification activities reduced organic revenue by 20 basis points in the third quarter and 40 basis points in the year-to-date period.
◦North American organic revenue decreased 3.5% in the third quarter primarily due to a decline in the ground support equipment and appliance businesses, partially offset by an increase in the consumer packaging businesses. In the year-to-date period, North American organic revenue decreased 8.9% primarily due to a decline in the appliance, ground support equipment, specialty films, marking coding and consumer packaging businesses.
◦International organic revenue decreased 6.9% the third quarter primarily due to a decline in the consumer packaging and ground support equipment businesses in Europe. In the year-to-date period, organic revenue declined 11.8% primarily due to a decline in the consumer packaging, ground support equipment, appliance and marking coding businesses in Europe.
•Operating margin was 25.2% in the third quarter. The decrease of 100 basis points was primarily driven by negative operating leverage of 100 basis points, unfavorable price/cost of 80 basis points and the unfavorable impact of a one-time customer cost-sharing settlement, partially offset by benefits from the Company's enterprise initiatives, lower restructuring expenses and the impact of 2019 divestitures.
•In the year-to-date period, operating margin of 25.7% decreased 60 basis points primarily due to negative operating leverage of 220 basis points, unfavorable price/cost of 50 basis points and the unfavorable impact of a one-time customer cost-sharing settlement, partially offset by benefits from the Company's enterprise initiatives, lower restructuring expenses and the impact of 2019 divestitures.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $52 million in the third quarter of both 2020 and 2019. Interest expense of $154 million in the year-to-date period of 2020 decreased from $170 million in 2019. The year-to-date decrease was primarily driven by outstanding commercial paper in 2019 and the repayment of the $700 million notes due April 1, 2019 and the $650 million notes due March 1, 2019, partially offset by the issuance of the Euro notes in June of 2019.
•Other income (expense) was income of $2 million in the third quarter of 2020 versus $26 million in the prior year period and $35 million in the year-to-date period of 2020 versus $49 million in the prior year period. The third quarter includes the impact of foreign currency translation losses in 2020 versus gains in 2019 and lower interest income.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies of Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are free cash flow and short-term credit facilities. As of September 30, 2020, the Company had $2.2 billion of cash and equivalents on hand, no outstanding borrowings under its $2.5 billion revolving credit facility, and no commercial paper outstanding. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•internal investments to support organic growth and sustain core businesses;

•payment of an attractive dividend to shareholders; and
•external investments in selective strategic acquisitions that support the Company's organic growth focus, and an active share repurchase program that the Company temporarily suspended starting in March 2020 due to the COVID-19 pandemic.

Also, for the duration of the COVID-19 pandemic, the Company has made the strategic decision to aggressively manage its discretionary costs and working capital, while staying invested in its businesses, people and strategies, so that the Company is positioned to fully support its customers in the recovery phase and can return to executing its long-term strategy to deliver differentiated long-term performance and returns as soon as possible.

The Company believes that, based on its operating revenue, operating margin, free cash flow, and credit ratings, it could readily obtain additional financing if necessary. A description of the risks related to the impact of the COVID-19 outbreak on the financial and capital markets and the related potential risks to the Company is contained in Part II - Other Information, Item 1A. Risk Factors.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the third quarter and year-to-date periods of September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
Net cash provided by operating activities	$683	$920	$2,034	$2,221
Additions to plant and equipment	(52)	(90)	(168)	(244)
Free cash flow	$631	$830	$1,866	$1,977

Cash dividends paid	$(339)	$(323)	$(1,019)	$(977)
Repurchases of common stock	—	(375)	(706)	(1,125)
Acquisition of businesses (excluding cash and equivalents)	—	—	—	(4)
Net proceeds from (repayments of) debt with original maturities of three months or less	—	1	—	(1)
Proceeds from debt with original maturities of more than three months	—	—	—	1,774
Repayments of debt with original maturities of more than three months	—	—	—	(1,350)
Other, net	37	47	61	66
Effect of exchange rate changes on cash and equivalents	28	(32)	(14)	(39)
Net increase (decrease) in cash and equivalents	$357	$148	$188	$321

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

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 2.0 million shares of its common stock at an average price of $149.04 in the second quarter of 2019, approximately 2.4 million shares of its common stock at an average price of $150.97 in the third quarter of 2019, approximately 2.2 million shares of its common stock at an average price of $175.02 in the fourth quarter of 2019 and approximately 4.2 million shares of its common stock at an average price of $167.69 in the first quarter of 2020. As of September 30, 2020, there were $1.2 billion of authorized repurchases remaining under the 2018 Program. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020.

After-Tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("ROIC") to measure the effectiveness of its operations’ use of invested capital to generate profits. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. For comparability, the Company excluded the third quarter 2019 discrete tax benefit of $21 million from the effective tax rate for the three and nine months ended September 30, 2019. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. ROIC for the third quarter and year-to-date periods of September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2020	2019	2020	2019
Operating income	$789	$868	$1,999	$2,578
Tax rate	21.3%	24.1%	22.0%	24.3%
Income taxes	(168)	(210)	(439)	(628)
Operating income after taxes	$621	$658	$1,560	$1,950

Invested capital:
Trade receivables	$2,494	$2,499	$2,494	$2,499
Inventories	1,149	1,209	1,149	1,209
Net assets held for sale	—	324	—	324
Net plant and equipment	1,736	1,693	1,736	1,693
Goodwill and intangible assets	5,405	5,320	5,405	5,320
Accounts payable and accrued expenses	(1,784)	(1,722)	(1,784)	(1,722)
Other, net	(527)	(535)	(527)	(535)
Total invested capital	$8,473	$8,788	$8,473	$8,788

Average invested capital	$8,394	$9,007	$8,536	$9,083
Return on average invested capital	29.6%	29.2%	24.4%	28.6%

A reconciliation of the tax rate for the three and nine month periods ended September 30, 2019 excluding the third quarter 2019 discrete tax benefit of $21 million related to a U.S. federal provision to return adjustment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$182	21.6%	$577	23.5%
Discrete tax benefit	21	2.5%	21	0.8%
As adjusted	$203	24.1%	$598	24.3%

Refer to Note 5. Income Taxes in Item 1. Financial Statements for further information regarding the third quarter 2019 discrete tax benefit.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2020 and December 31, 2019 is summarized as follows:

In millions	September 30, 2020	December 31, 2019	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,169	$1,981	$188
Trade receivables	2,494	2,461	33
Inventories	1,149	1,164	(15)
Assets held for sale	—	351	(351)
Other	219	296	(77)
Total current assets	6,031	6,253	(222)
Current liabilities:
Short-term debt	353	4	349
Accounts payable and accrued expenses	1,784	1,689	95
Liabilities held for sale	—	71	(71)
Other	403	390	13
Total current liabilities	2,540	2,154	386
Net working capital	$3,491	$4,099	$(608)

As of September 30, 2020, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of September 30, 2020 and December 31, 2019 was as follows:

In millions	September 30, 2020	December 31, 2019
Short-term debt	$353	$4
Long-term debt	7,592	7,754
Total debt	$7,945	$7,758

There was no commercial paper outstanding as of September 30, 2020 and December 31, 2019. Short-term debt as of September 30, 2020 and December 31, 2019 included $4 million related to the 4.88% notes due through December 31, 2020. As of September 30, 2020, Short-term debt also included $349 million related to the 3.375% notes due September 15, 2021, which were reclassified from Long-term debt to Short-term debt in the third quarter of 2020. The Company has a $2.5 billion line of credit agreement with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion line of credit agreement as of September 30, 2020 or December 31, 2019.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long-term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended September 30, 2020 and December 31, 2019 was as follows:

Dollars in millions	September 30, 2020	December 31, 2019
Total debt	$7,945	$7,758

Net income	$2,108	$2,521
Add:
Interest expense	205	221
Other income	(93)	(107)
Income taxes	603	767
Depreciation	271	267
Amortization and impairment of intangible assets	156	159
EBITDA	$3,250	$3,828
Total debt to EBITDA ratio	2.4	2.0

Stockholders’ Equity

The changes to stockholders’ equity during the nine months ended September 30, 2020 were as follows:

In millions
Total stockholders’ equity, December 31, 2019	$3,030
Net income	1,467
Repurchases of common stock	(706)
Dividends declared	(1,037)
Foreign currency translation adjustments, net of tax	(160)
Other, net	103
Total stockholders’ equity, September 30, 2020	$2,697

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2020. Based on such evaluation, the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2020 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The following matter is disclosed solely pursuant to the requirement to disclose certain environmental matters involving monetary sanctions in excess of $100,000. On August 26, 2020, the Company received an offer for settlement of an action brought by the U.S. EPA against a facility in Rockland, Massachusetts. The settlement would resolve allegations that the Company violated sections of the Clean Air Act’s Risk Management Plan Rule relating to process documentation, training and equipment maintenance, none of which resulted in chemical release. Under the proposed terms of the settlement, the Company would pay a penalty of approximately $400,000. This proceeding will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A. Risk Factors

The Company’s business, financial condition, results of operations and cash flows are subject to various risks, which could cause actual results to vary materially from anticipated results. The risk set forth below relating to the impact of the COVID-19 pandemic on our business supplements the risks previously disclosed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and updates the risk set forth under the heading “Risk Factors” in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. The risk set forth below should be read together with other information included in this Quarterly Report on Form 10-Q, including the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations."

The COVID-19 pandemic has adversely affected the Company’s business, financial condition and results of operations and could affect the Company’s liquidity. The full and long-term extent of the effects of the COVID-19 pandemic on our business depend on future events that continue to be highly uncertain and cannot be predicted.

The COVID-19 pandemic and the continued measures taken globally to reduce its spread have negatively impacted the global economy, disrupted consumer/customer demand and global supply chains, and created significant volatility and disruption of financial markets. These measures and the continued volatility of the global economy have adversely affected our year-to-date results of operations, and while we expect that our results will continue to be adversely impacted beyond 2020, we are currently unable to quantify the full and long-term impact of the pandemic on our financial condition, results of operations and liquidity.

The Company has implemented numerous actions in order to focus on the needs of its colleagues and customers, such as redesigning production processes, adjusting shift schedules and assignments and implementing aggressive new workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk. Further actions may be required as conditions evolve, including if new waves of infection emerge in various parts of the globe or there is continued uncertainty regarding widespread availability of a vaccine. In addition, because the pandemic has decreased customer demand in many of our end markets, some of our businesses have continued to operate at reduced capacity. Although the Company has avoided widespread furloughs or layoffs, we cannot predict the number or timing of future facility closures, the duration and extent of operating at reduced capacity or the size of the workforce that will be impacted by such actions.

The COVID-19 pandemic continues to have the potential to significantly and extendedly alter demand for our products. The pandemic also has the potential to disrupt our supply chain as a result of shifts in demand, illness, quarantine, travel restrictions or financial hardship. We have been able to procure the critical raw materials and components necessary to continue production, but there is no guarantee that we will be able to do so in the future. A prolonged extension of the conditions resulting from the pandemic could force both customer and supplier bankruptcies, which we expect would adversely impact our results; however, given the uncertainty around the continued duration and breadth of the COVID-19 pandemic, we cannot reasonably estimate the extent of these adverse effects on our operations.

The Company has sought to implement a differentiated strategy to manage through the pandemic, including a focus on thoughtful cost management and continued investment in areas of strategic importance, such as its workforce, in order to maintain optionality and fully participate in the recovery phase. Although some opportunities have already emerged from this strategy, the Company cannot estimate the extent or the timing of the benefits from this strategy, if any. If the Company's strategy does not generate the expected benefits, the Company's long-term financial results could be adversely impacted.

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

Due to the unprecedented and sustained social and economic consequences of the COVID-19 pandemic on the global economy generally, the full and long-term impact of the pandemic on our business continues to be uncertain. The ultimate significance of the COVID-19 pandemic, including any measures to reduce its spread, on our business will depend on events that are beyond our control and that we cannot predict. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of September 30, 2020, there were $1.2 billion of authorized repurchases remaining under the 2018 program. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020.

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101	The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 29, 2020	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)