Form 10-K
period 2020-12-31
ILLINOIS TOOL WORKS INC
filed 2021-02-12
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $55.1 billion based on the New York Stock Exchange closing sales price as of June 30, 2020.
Shares of common stock outstanding at January 31, 2021: 316,662,263.
Documents Incorporated by Reference

Portions of the 2021 Proxy Statement for Annual Meeting of Stockholders to be held on May 7, 2021.	Part III

PART I

ITEM 1. Business

General

Illinois Tool Works Inc. (the "Company" or "ITW") was founded in 1912 and incorporated in 1915. The Company's ticker symbol is ITW. The Company is a global manufacturer of a diversified range of industrial products and equipment with 83 divisions in 52 countries. As of December 31, 2020, the Company employed approximately 43,000 people.

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

Food Equipment— This segment is a highly focused and branded industry leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food retail and food institutional/restaurant markets. Products in this segment include:

•warewashing equipment;
•cooking equipment, including ovens, ranges and broilers;
•refrigeration equipment, including refrigerators, freezers and prep tables;
•food processing equipment, including slicers, mixers and scales;
•kitchen exhaust, ventilation and pollution control systems; and
•food equipment service, maintenance and repair.

Test & Measurement and Electronics— This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, energy and consumer durables markets. Products in this segment include:

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

Specialty Products— This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, industrial capital goods and printing and publishing markets. Products in this segment include:

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

The ITW Business Model

The powerful and highly differentiated ITW Business Model is the Company's core source of value creation. The ITW Business Model is the Company's competitive advantage and defines how ITW creates value for its shareholders. It is comprised of three unique elements:

•ITW's 80/20 Front-to-Back process is the operating system that is applied in every ITW business. Initially introduced as a manufacturing efficiency tool in the 1980s, ITW has continually refined, improved and expanded 80/20 into a proprietary, holistic business management process that generates significant value for the Company and its customers. Through the application of data driven insights generated by 80/20 practice, ITW focuses on its largest and best opportunities (the "80") and eliminates cost, complexity and distractions associated with the less profitable opportunities (the "20"). 80/20 enables ITW businesses to consistently achieve world-class operational excellence in product availability, quality, and innovation, while generating superior financial performance;

•Customer-back Innovation has fueled decades of profitable growth at ITW. The Company's unique innovation approach is built on insight gathered from the 80/20 Front-to-Back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their "80" customers. ITW's innovation efforts are focused on understanding customer needs, particularly those in "80" markets with solid long-term growth fundamentals, and creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 18,500 granted and pending patents;

•ITW's Decentralized, Entrepreneurial Culture enables ITW businesses to be fast, focused, and responsive. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their specific customers' needs. ITW colleagues recognize their unique responsibilities to execute the Company's strategy and values. As a result, the Company maintains a focused and simple organizational structure that, combined with outstanding execution, delivers best-in-class services and solutions adapted to each business' customers and end markets.

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

•Step two, Business Structure Simplification, was implemented to simplify and scale up ITW's operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 83 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

•The Strategic Sourcing initiative established sourcing as a core strategic and operational capability at ITW, delivering an average of one percent reduction in spend each year from 2013 through 2020 and continues to be a key contributor to the Company's ongoing enterprise strategy.

•With the initial portfolio realignment and scale-up work largely complete, the Company shifted its focus to preparing for and accelerating organic growth, reapplying the 80/20 Front-to-Back process to optimize its newly scaled-up divisions for growth, first, to build a foundation of operational excellence, and second, to identify the best opportunities to drive organic growth.

ITW has clearly demonstrated superior 80/20 management, resulting in meaningful incremental improvement in margins and returns as evidenced by the Company's operating margin and after-tax return on invested capital. At the same time, these 80/20 initiatives can also result in restructuring initiatives that reduce costs and improve profitability and returns.

Path to Full Potential

Since the launch of the enterprise strategy, the Company has made considerable progress to position itself to reach full potential. The ITW Business Model and unique set of capabilities are a source of strong and enduring competitive advantage, but for the Company to truly finish the job and reach its full potential, every one of its divisions must also be operating at its full potential. To do so, the Company remains focused on its core principles to position ITW to perform to its full potential:

•Portfolio discipline
•80/20 Front-to-Back practice excellence
•Full-potential organic growth

Portfolio Discipline

The Company only operates in industries where it can generate significant, long-term competitive advantage from the ITW Business Model. ITW businesses have the right "raw material" in terms of market and business attributes that best fit the ITW Business Model and have significant potential to drive above-market organic growth over the long-term.

The Company focuses on high-quality businesses, ensuring it operates in markets with positive long-term macro fundamentals and with customers that have critical needs and value ITW's differentiated products, services and solutions. ITW's portfolio operates in highly diverse end markets and geographies which makes the Company more resilient in the face of uncertain or volatile market environments.

The Company routinely evaluates its portfolio to ensure it delivers sustainable differentiation and drives consistent long-term performance. This includes both implementing portfolio refinements and assessing selective high-quality acquisitions to supplement ITW's long-term growth potential.

The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with revenues totaling up to $1 billion. The Company expects any earnings per share dilution from divestitures would be offset by incremental share repurchases. In the fourth quarter of 2019, the Company completed the divestitures of three businesses and continues to evaluate options for certain other businesses. However, due to the COVID-19 pandemic in 2020, the Company has deferred any further significant divestiture activity until market conditions normalize. Refer to Note 3. Divestitures in Item 8. Financial Statements and Supplementary Data for more information regarding the Company's divestitures.

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

ITW will continue to drive 80/20 Front-to-Back practice excellence in every division in the Company, every day. Driving strong operational excellence in the quality of 80/20 Front-to-Back practice across the Company, division by division, will produce further customer-facing performance improvement in a number of the Company's divisions and additional structural margin expansion at the enterprise level.

Near-term Priorities

While it was the challenges brought about by the COVID-19 pandemic that dominated the Company's attention in 2020, it was the collection of capabilities and competitive advantages that have been built and honed over the past eight years through the execution of ITW's enterprise strategy that provided the Company with the options to respond. This, coupled with the proprietary and powerful ITW Business Model, diversified high-quality business portfolio and diligent execution put the Company in a position of strength in dealing with the global pandemic.

From the early days of the pandemic, the Company focused its efforts on the following priorities: (1) protect the health and support the well-being of ITW's colleagues; (2) continue to serve the Company's customers with excellence to the best of its ability; (3) maintain financial strength, liquidity and strategic optionality; and (4) leverage the Company's strengths to position it to fully participate in the recovery.

"Win the Recovery" is an execution component of the Company's enterprise strategy, not a separate initiative, with every one of the Company's divisions identifying specific opportunities presented by the pandemic to capture sustainable share gains that are aligned with the ITW long-term enterprise strategy. These efforts are just beginning to take hold and the Company expects them to contribute meaningfully to accelerate its progress toward full-potential organic growth. The Company continues to focus on delivering strong results in any environment while executing its long-term strategy to achieve and sustain ITW's full potential performance.

Full-potential Organic Growth

Reaching full potential means that every division is positioned for sustainable, high-quality organic growth. The Company has clearly defined action plans aimed at leveraging the performance power of the ITW Business Model to achieve full-potential organic growth in every division, with specific focus on:

•"80" focused Market Penetration - fully leveraging the considerable growth potential that resides in the Company's largest and most differentiated product offerings and customer relationships
•Customer-back Innovation - strengthening the Company's commitment to serial innovation and delivering a continuous flow of differentiated new products to its key customers
•Strategic Sales Excellence - deploying a high-performance sales function in every division

As the Company continues to make progress toward its full potential, the Company will explore opportunities to reinforce or further expand the long-term organic growth potential of ITW through the addition of selective high-quality acquisitions, such as the recently announced agreement with Amphenol Corporation ("Amphenol"), whereby the Company will acquire the Test & Simulation business of MTS Systems Corporation ("MTS") following the closing of Amphenol's acquisition of MTS. Upon completion of this acquisition, this business will be reported within the Company's Test & Measurement and Electronics segment.

Current Year Developments

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Distribution Methods

The Company's businesses primarily distribute their products directly to industrial manufacturers and through independent distributors.

Backlog

Backlog generally is not considered a significant factor in the Company's businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of their products. Total backlog was $1.6 billion and $1.5 billion as of December 31, 2020 and 2019, respectively. Due to the predominately short-term nature of the Company's arrangements with its customers, backlog orders scheduled for shipment beyond calendar year 2021 were not material as of December 31, 2020.

Competition

With operations in 52 countries, the Company offers a wide range of products in a myriad of markets, many of which are fragmented, and the Company encounters a variety of competitors that vary by product line, end market and geographic area. The Company's competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. Each of the Company's segments generally has several main competitors and numerous smaller ones in most of their end markets and geographic areas. In addition to numerous smaller regional competitors, the Welding segment competes globally with Lincoln Electric and ESAB.

In virtually all segments, the Company differentiates its businesses from its competitors based on product innovation, product quality, brand preference and service delivery. Technical capability is also a competitive factor in most segments. The Company believes that each segment's primary competitive advantages derive from the ITW Business Model and decentralized operating structure, which creates a strong focus on end markets and customers at the local level, enabling its businesses to respond rapidly to market dynamics. This structure enables the Company's businesses to drive operational excellence utilizing the Company's 80/20 Front-to-Back process and leveraging its product innovation capabilities. The Company also believes that its global footprint is a competitive advantage in many of its markets, especially in its Automotive OEM segment.

Raw Materials

The Company uses raw materials of various types, primarily steel, resins and chemicals, that are available from numerous commercial sources. The availability of materials and energy has not resulted in any significant business interruptions or other major problems, and no such problems are currently anticipated.

Intellectual Property

The Company owns approximately 3,800 unexpired U.S. patents and 9,000 foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,500 applications for patents pending in the U.S. Patent Office and 4,200 applications pending in foreign patent offices. There is no assurance that any of these patents will be issued. The Company maintains a patent group for the administration of patents and processing of patent applications.

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

Government Regulations

The Company believes that its businesses and operations, including its manufacturing plants and equipment, are in substantial compliance with all applicable government laws and regulations, including those related to environmental, consumer protection, international trade, labor and employment, human rights, tax, anti-bribery and competition matters. Any additional measures to maintain compliance are not expected to materially affect the Company's capital expenditures (including expenditures for environmental control facilities), competitive position, financial position or results of operations.

Various legislative and administrative regulations applicable to the Company in the matters noted above have become effective or are under consideration in many parts of the world. To date, such developments have not had a substantial adverse impact on the Company's revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to Item 1A. Risk Factors for further information.

Human Capital Management

As of December 31, 2020, the Company employed approximately 43,000 people, with approximately 16,000 people located in the United States and the remainder in multiple other countries where the Company's businesses operate. The Company strives to be a great employer through its demonstrated commitment to talent development, employee safety, workplace culture, compensation and benefits, and diversity and inclusion.

Talent Development. The Company's Great ITW Leader Framework defines the leadership capabilities and attributes that guide all leadership talent assessment, development and selection decisions. Great ITW Leaders are expected to be experts in the practice of the ITW Business Model, make great strategic choices, deliver great results, be great talent managers and provide strong leadership. Great ITW Leaders who have expertise in the ITW Business Model are the critical factor in translating the potential of the ITW Business Model into full performance. Because this expertise develops over time and through specific experiences, the Company focuses on developing and promoting its own talent to ensure the Company's sustained business success over the long term.

Employee Safety. The safety and well-being of ITW's colleagues around the world has been, and always will be, its top priority. Guided by the Company's Enterprise Safety Strategy and the philosophy that every accident is preventable, ITW strives every day to foster a proactive safety culture. ITW's Enterprise Safety Strategy is based on the following core principles: (i) a goal of zero accidents, (ii) shared ownership for safety (business and individual); (iii) proactive approach focused on accident prevention; and (iv) continuous improvement philosophy.

Consistent with these commitments, employee health and safety has been a top priority during the COVID-19 pandemic. Among its many actions and initiatives, the Company redesigned production processes to ensure proper social distancing practices, adjusted shift schedules and assignments to help colleagues who have child and elder care needs, and implemented aggressive workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk. Moreover, the Company's commitment to its employees was reinforced when the Company chose to leverage its strong financial foundation by continuing to employ all ITW colleagues through the entirety of the second quarter of 2020 when the economic effects of the pandemic were at their most widespread and severe. The Company also decided not to initiate any enterprise-wide employment reduction mandates or programs at any point in 2020.

Workplace Culture. The Company operates under a decentralized, entrepreneurial culture that is crucial to the Company's performance and is one of the three unique elements of the ITW Business Model. ITW believes its colleagues around the world thrive in this culture, as it allows them to experience significant autonomy, a sense of shared ownership with their colleagues, and a work atmosphere deeply rooted in the Company's core values of Integrity, Respect, Trust, Shared Risk and Simplicity.

Compensation and Benefits. As a global employer, the Company is committed to providing market-competitive compensation and benefits to attract and retain great talent across its global divisions. Specific compensation and benefits vary worldwide and are based on regional practices. In the U.S., the Company focuses on providing a comprehensive, competitive benefits package that supports the health and wellness, educational endeavors, community involvement and financial stability of its colleagues.

Diversity and Inclusion. ITW believes it is at its best when it brings together unique perspectives, experiences and ideas. Rooted in ITW’s core values of Respect and Integrity, the Company is committed to equal employment opportunity, fair treatment and creating diverse and inclusive workplaces where all ITW colleagues can perform to their full potential. ITW remains committed to achieving its diversity and inclusion goals and enhancing the diversity of its global leadership teams. ITW drives progress through a comprehensive enterprise Diversity and Inclusion Framework, which focuses on (i) leadership commitment and accountability; (ii) attracting and retaining global, diverse talent; (iii) creating inclusive workplaces; and (iv) striving to be a great employer.

Labor Relations. Less than three percent of the Company's U.S. employees are represented by a labor union, while outside the U.S., employees in certain countries are represented by an employee representative organization, such as a union, works council or employee association. The Company considers its employee relations to be excellent.

The Company's Corporate Social Responsibility Report, published annually and available on the Company's website (www.itw.com), contains more information about the Company's human capital and its programs, goals and progress. Information on the Company's website is not incorporated herein by reference.

Information About Our Executive Officers

The executive officers of the Company serve at the discretion of the Board of Directors. Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer. Unless otherwise stated, employment is by the Company.

Executive Officers of the Company as of February 12, 2021 were as follows:

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2016-2020
E. Scott Santi	59	Chairman & Chief Executive Officer	2015
Axel Beck	55	Executive Vice President	2020	Vice President/General Manager, food equipment businesses, 2011-2016, Group President, food equipment businesses, 2016-2020
Kenneth Escoe	45	Executive Vice President	2020	Vice President/General Manager, welding businesses, 2014-2016, Vice President/General Manager, specialty products businesses, 2016-2019, Group President, specialty products businesses, 2019-2020
Norman D. Finch Jr.	56	Senior Vice President, General Counsel & Secretary	2017	Vice President, General Counsel and Secretary, Sealed Air Corporation, a global manufacturer of products related to food safety and security, facility hygiene and product protection, 2013-2017
John R. Hartnett	60	Executive Vice President	2012
Michael M. Larsen	52	Senior Vice President & Chief Financial Officer	2013
Mary K. Lawler	55	Senior Vice President & Chief Human Resources Officer	2014
Steven L. Martindale	64	Executive Vice President	2008
Christopher O'Herlihy	57	Vice Chairman	2015
Randall J. Scheuneman	53	Vice President & Chief Accounting Officer	2009
Lei Schlitz	54	Executive Vice President	2015
Sharon Szafranski	54	Executive Vice President	2020	Vice President/General Manager, food equipment businesses, 2010-2016, Vice President/General Manager, test & measurement and electronics businesses, 2016-2019, Group President, test & measurement and electronics businesses, 2019-2020
Michael R. Zimmerman	60	Executive Vice President	2015

Available Information

The Company electronically files reports with the Securities and Exchange Commission ("SEC"). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company's website (www.itw.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC. The Company's Code of Ethics for the CEO and key financial and accounting personnel is also posted on the Company's website.

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

Economic Risks

The COVID-19 pandemic has adversely affected the Company's business, financial condition and results of operations and could affect the Company's liquidity. The full and long-term extent of the effects of the COVID-19 pandemic on our business depend on future events that continue to be highly uncertain and cannot be predicted.

The COVID-19 pandemic and the continued measures taken globally to reduce its spread have negatively impacted the global economy, disrupted consumer/customer demand and global supply chains, and created significant volatility and disruption of financial markets. These measures and the continued volatility of the global economy adversely affected our results of operations for 2020, and while we expect that our results will continue to be adversely impacted beyond 2020, we are currently unable to quantify the full and long-term impact of the pandemic on our financial condition, results of operations and liquidity.

The Company has implemented numerous actions in order to focus on the needs of its colleagues and customers, such as redesigning production processes, adjusting shift schedules and assignments and implementing aggressive new workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk. Further actions may be required in response to evolving conditions such as renewed travel restrictions, quarantine, and stay-at-home orders as well as uncertainty regarding the timing of widespread availability of a vaccine. In addition, because the pandemic has decreased customer demand in certain of our end markets, some of our businesses are operating at reduced capacity. We cannot predict when or whether these businesses will resume full operations or whether there will be related or unrelated facility closures in the future.

The COVID-19 pandemic continues to have the potential to significantly and extendedly alter demand for our products and to disrupt our supply chain as a result of shifts in demand, illness, quarantine, travel restrictions or financial hardship. We have been able to procure the critical raw materials and components necessary to continue production, but there is no guarantee that we will be able to do so in the future. A prolonged extension of the conditions resulting from the pandemic could force both customer and supplier bankruptcies, which we expect would adversely impact our results; however, given the uncertainty around the continued duration and breadth of the COVID-19 pandemic, we cannot reasonably estimate the extent of these adverse effects on our operations.

The Company has sought to implement a differentiated strategy to manage through the pandemic, including a focus on thoughtful cost management and continued investment in areas of strategic importance in order to maintain optionality and fully participate in the recovery phase. Although some opportunities have already emerged from this strategy, the Company cannot estimate the extent or the timing of the benefits from this strategy, if any. If the Company's strategy does not generate the expected benefits, the Company's long-term financial results could be adversely impacted.

Furthermore, the COVID-19 pandemic has the potential to impact the proper functioning of financial and capital markets. If the economic recovery is protracted, we may not be able to access our short-term credit facilities and may be required to seek additional financing sources, which may not be available on reasonable terms or at all. If the Company suffers a liquidity shortage, we may be forced to reduce our workforce, decrease or suspend dividend payments to our stockholders or adopt other measures. We cannot predict the likelihood, timing or the consequences of a future liquidity shortage in our business.

The ultimate significance of the COVID-19 pandemic on our business will depend on events that are beyond our control and that we cannot predict. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition or results of operations.

The Company's results are impacted by global economic conditions. Downturns in the markets served by the Company could adversely affect its businesses, results of operations or financial condition.

The Company's businesses are impacted by economic conditions around the globe. Slower economic growth, financial market instability, natural disasters, public health crises (such as the COVID-19 pandemic), high unemployment, government deficit reduction, sequestration and other austerity measures impacting the markets the Company serves can adversely affect the Company’s businesses by reducing demand for the Company's products and services, limiting financing available to the Company's customers, causing production delays, increasing order cancellations and the difficulty in collecting accounts receivable, increasing price competition, or increasing the risk that counterparties to the Company's contractual arrangements will become insolvent or otherwise unable to fulfill their obligations.

The global nature of the Company's operations subjects it to political, economic and social risks that could adversely affect its business, results of operations or financial condition.

Over 50% of the Company's net sales are derived from customers outside the United States, and the Company currently operates in 52 countries. The risks inherent in the Company's global operations include:

•fluctuation in currency exchange rates;
•limitations on ownership or participation in local enterprises;
•price controls, exchange controls and limitations on repatriation of earnings;
•transportation delays and interruptions;
•political, social and economic instability and disruptions;
•acts of terrorism;
•the impact of widespread public health crises (such as the COVID-19 pandemic);
•government embargoes or foreign trade restrictions;
•the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures;
•government actions impacting international trade agreements, including the EU-UK Trade and Cooperation Agreement;
•import and export controls;
•social and labor unrest and current and changing regulatory environments;
•the potential for expropriation or nationalization of enterprises;
•difficulties in staffing and managing multi-national operations;
•limitations on its ability to enforce legal rights and remedies; and
•potentially adverse tax consequences.

The recent global geopolitical and trade environment has resulted in raw material inflation and potential for increased escalation of domestic and international tariffs and retaliatory trade policies. Further changes in U.S. trade policy (including new or additional increases in duties or tariffs) and retaliatory actions by U.S. trade partners could result in a worsening of economic conditions. If the Company is unable to successfully manage the risks associated with managing and expanding its international businesses, the Company's business, results of operations or financial condition may be adversely impacted.

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

Business and Operational Risks

The benefits from the Company's enterprise strategy may not be as expected and the Company's financial results could be adversely impacted, or the Company may not meet its long-term financial performance targets.

As the Company continues to execute on its enterprise strategy initiatives, it remains focused on the core principles of portfolio discipline, 80/20 Front-to-Back practice excellence, and organic growth. Product line and customer base simplification activities, which are core elements of the Company's 80/20 Front-to-Back process, continue to be applied by the Company's operating divisions and are active elements of the enterprise strategy. Although these activities are expected to improve future operating margins and organic revenue growth, they are also expected to have a negative impact on the Company's overall organic revenue growth in the short term. Additionally, other core activities of the enterprise strategy related to portfolio discipline and organic growth, including customer-back innovation and strategic sales excellence, may not have the desired impact on future operating results. If the Company is unable to realize the expected benefits from its enterprise strategy initiatives, the Company's financial results could be adversely impacted, or the Company may not meet its long-term financial performance targets.

The timing and amount of the Company's share repurchases are subject to a number of uncertainties.

Share repurchases, which the Company plans to resume in 2021 after they were temporarily suspended in March of 2020, constitute a significant component of the Company’s capital allocation strategy. The Company has historically funded its share repurchases with free cash flow and short-term borrowings. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company's common stock, the nature of other investment opportunities presented to the Company from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash.

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

The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. Significant disruptions to the supply chain could adversely affect the Company's ability to meet commitments to customers. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company's results of operations and profit margins. In particular, changes in trade policies, the imposition of duties and tariffs, potential retaliatory countermeasures, public health crises (such as the COVID-19 pandemic) and severe weather events could adversely impact the price or availability of raw materials. Due to pricing pressure or other factors, the Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Consequently, its results of operations and financial condition may be adversely affected.

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

The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; employee error or malfeasance; and attacks by computer hackers, which have continued to increase on a global scale in both magnitude and frequency, taken on novel and unprecedented forms and become more difficult to detect. In addition, security breaches could result in unauthorized disclosure of confidential information or personal data belonging to our employees, partners, customers or suppliers, which could cause reputational and legal harm as we are subject to data privacy laws, including the EU General Data Protection Regulation, in the various countries in which we operate. If our information technology systems suffer severe damage, disruption, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, or if we violate data privacy laws, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.

Strategic Transaction Risks

The Company's acquisition of businesses could negatively impact its profitability and returns.

The Company has engaged in various acquisitions in the past, and could choose to acquire additional businesses in the future, such as the recently announced agreement with Amphenol Corporation ("Amphenol"), whereby the Company will acquire the Test & Simulation business of MTS Systems Corporation ("MTS") following the closing of Amphenol's acquisition of MTS. Acquisitions involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect the Company's profitability and returns:

•The acquired business' inability to adapt to the ITW Business Model or otherwise perform in accordance with the Company's anticipated results or timetable, could cause it to under-perform relative to the Company's expectations and the price paid for it.
•The acquired business could cause the Company's financial results to differ from expectations in any given fiscal period, or over the long term.
•Acquisition-related earnings charges could adversely impact operating results.
•The acquired business could place unanticipated demands on the Company's management, operational resources and financial and internal control systems.
•The Company may assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the activities of the acquired business. The realization of any of these liabilities or deficiencies may increase the Company's expenses, adversely affect its financial position or cause noncompliance with its financial reporting obligations.
•As a result of acquisitions, the Company has in the past recorded significant goodwill and other identifiable intangible assets on its balance sheet. If the Company is not able to realize the value of these assets, it may recognize charges relating to the impairment of these assets.

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

Tax, Legal and Regulatory Risks

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

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. These regulations or standards could mandate even more restrictive requirements, such as stricter limits on greenhouse gas emissions and production of single use plastics, than the voluntary commitments that the Company has made or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company or its products, or the Company's operations are disrupted due to physical impacts of climate change, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

The Company may incur fines or penalties, damage to its reputation or other adverse consequences if its employees, agents or business partners violate anti-bribery, competition, export and import, environmental, human rights or other laws.

The Company has a decentralized operating structure under which its individual businesses are allowed significant decision-making autonomy within the Company's strategic framework and internal financial and compliance controls. The Company cannot ensure that its internal controls will always protect against reckless or criminal acts committed by its employees, agents or business partners that might violate U.S. and/or non-U.S. laws, including anti-bribery, competition, export and import, environmental and human rights laws. Any such improper actions could subject the Company to civil or criminal investigations, could lead to substantial civil or criminal monetary and non-monetary penalties against the Company or its subsidiaries, or could damage its reputation.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plan," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the potential effects of the COVID-19 pandemic, related government actions and the Company's strategy in response thereto on the Company's business, future financial performance, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of tariffs and raw material cost inflation, the Company's portion of future benefit payments related to pension and postretirement benefits, the Company’s information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Due to the Company's decentralized operating structure and global operations, the Company operates out of a large number of facilities worldwide, none of which are individually significant to the Company or its segments. As of December 31, 2020, the Company operated approximately 440 plants and office facilities, excluding regional sales offices and warehouse facilities. Approximately 290 of the facilities were located outside of the United States. Principal foreign countries include China, Germany, France, and the United Kingdom.

The Company's properties are well suited for the purposes for which they were designed and are maintained in good operating condition. Production capacity, in general, currently exceeds operating levels. Capacity levels are somewhat flexible based on the number of shifts operated and on the number of overtime hours worked. The Company adds production capacity from time to time as required by increased demand. Additions to capacity can be made within a reasonable period of time due to the nature of the Company's businesses.

ITEM 3. Legal Proceedings

None. The Company's threshold for disclosing environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data— The Company's common stock is listed on the New York Stock Exchange. There were approximately 5,245 holders of record of common stock as of January 31, 2021. This number does not include beneficial owners of the Company's securities held in the name of nominees.

*Assumes $100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal years ended December 31.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

The 2020 Peer Group consists of the following 17 public companies:

3M Company	Ecolab Inc.	Parker-Hannifin Corporation
Caterpillar Inc.	Emerson Electric Co.	PPG Industries, Inc.
Cummins Inc.	Fortive Corporation	Rockwell Automation, Inc.
Deere & Company	General Dynamics Corporation	Stanley Black & Decker, Inc.
Dover Corporation	Honeywell International Inc.	Trane Technologies plc
Eaton Corporation plc	Johnson Controls International plc

The Compensation Committee of the Board of Directors of the Company reviews the peer group annually and from time to time changes the composition of the peer group where changes are appropriate. In 2020, the Compensation Committee added Ecolab Inc. as it meets the Company's industry and size criteria, and Trane Technologies plc, which is the company resulting from the spin-off of Ingersoll-Rand plc and its combination with certain businesses of Gardner Denver, Inc. As a result, Ingersoll-Rand plc was removed, as well as Raytheon Company, which merged with United Technologies Corporation and no longer meets the Company's industry and size criteria. Although Fortive Corporation was added to the Company's peer group in 2017, it was excluded from the five year cumulative total return as there was insufficient historical data due to its spin-off from Danaher Corporation in 2016.

Repurchases of Common Stock— On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of December 31, 2020, there were approximately $1.2 billion of authorized repurchases remaining under the 2018 program. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020.

ITEM 6. Selected Financial Data

In millions except per share amounts	2020	2019	2018	2017	2016
Operating revenue	$12,574	$14,109	$14,768	$14,314	$13,599
Income from continuing operations	2,109	2,521	2,563	1,687	2,035
Income per share from continuing operations:
Basic	6.66	7.78	7.65	4.90	5.73
Diluted	6.63	7.74	7.60	4.86	5.70
Total assets at year-end	15,612	15,068	14,870	16,780	15,201
Long-term debt at year-end	7,772	7,754	6,029	7,478	7,177
Cash dividends declared per common share	4.42	4.14	3.56	2.86	2.40

In the fourth quarter of 2017, the Company recorded a one-time additional income tax expense of $658 million, or $1.90 per diluted share, related to the enactment of the United States "Tax Cuts and Jobs Act" (the "Act") on December 22, 2017. The provisions of the Act significantly revised the U.S. corporate income tax rules. The additional tax expense recorded in the fourth quarter of 2017 primarily related to a one-time repatriation tax of $676 million on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries and $53 million of additional foreign withholding taxes related to the expected repatriation of foreign held cash and equivalents. These additional tax charges were partially offset by an $82 million one-time income tax benefit related to the remeasurement of deferred tax assets and liabilities in the fourth quarter of 2017 due to the reduction of the U.S. corporate federal tax rate from a maximum of 35% to a flat rate of 21% beginning in 2018 under the Act.

Certain reclassifications of prior year data have been made to conform to current year reporting, including the adoption of new accounting guidance as discussed below.

In March 2016, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance that included several changes to simplify the accounting for stock-based compensation, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification of tax benefits in the statement of cash flows. Among the more significant changes, the new guidance requires that the income tax effects associated with the settlement of stock-based awards after adoption of the guidance be recognized through income tax expense rather than directly in equity. Excess tax benefits recognized in equity under the prior guidance were $29 million for the year ended December 31, 2016. The Company adopted the new guidance effective January 1, 2017 and applied the new guidance prospectively. Excess tax benefits of $27 million, $28 million, $10 million and $50 million were included in Income taxes in the statement of income for the years ended December 31, 2020, 2019, 2018 and 2017, respectively. The expected effect on income tax expense or net cash provided from operating activities related to future stock-based award settlements will vary each period and will depend on inputs such as the stock price at the time of settlement and the number of awards settled in the period presented.

Additional information on the comparability of results is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with 83 divisions in 52 countries. As of December 31, 2020, the Company employed approximately 43,000 people.

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

THE ITW BUSINESS MODEL

The powerful and highly differentiated ITW Business Model is the Company's core source of value creation. The ITW Business Model is the Company's competitive advantage and defines how ITW creates value for its shareholders. It is comprised of three unique elements:

•ITW's 80/20 Front-to-Back process is the operating system that is applied in every ITW business. Initially introduced as a manufacturing efficiency tool in the 1980s, ITW has continually refined, improved and expanded 80/20 into a proprietary, holistic business management process that generates significant value for the Company and its customers. Through the application of data driven insights generated by 80/20 practice, ITW focuses on its largest and best opportunities (the "80") and eliminates cost, complexity and distractions associated with the less profitable opportunities (the "20"). 80/20 enables ITW businesses to consistently achieve world-class operational excellence in product availability, quality, and innovation, while generating superior financial performance;

•Customer-back Innovation has fueled decades of profitable growth at ITW. The Company's unique innovation approach is built on insight gathered from the 80/20 Front-to-Back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their "80" customers. ITW's innovation efforts are focused on understanding customer needs, particularly those in "80" markets with solid long-term growth fundamentals, and creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 18,500 granted and pending patents;

•ITW's Decentralized, Entrepreneurial Culture enables ITW businesses to be fast, focused, and responsive. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their specific customers' needs. ITW colleagues recognize their unique responsibilities to execute the Company's strategy and values. As a result, the Company maintains a focused and simple organizational structure that, combined with outstanding execution, delivers best-in-class services and solutions adapted to each business' customers and end markets.

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

•Step two, Business Structure Simplification, was implemented to simplify and scale up ITW's operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 83 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

•The Strategic Sourcing initiative established sourcing as a core strategic and operational capability at ITW, delivering an average of one percent reduction in spend each year from 2013 through 2020 and continues to be a key contributor to the Company's ongoing enterprise strategy.

•With the initial portfolio realignment and scale-up work largely complete, the Company shifted its focus to preparing for and accelerating organic growth, reapplying the 80/20 Front-to-Back process to optimize its newly scaled-up divisions for growth, first, to build a foundation of operational excellence, and second, to identify the best opportunities to drive organic growth.

ITW has clearly demonstrated superior 80/20 management, resulting in meaningful incremental improvement in margins and returns as evidenced by the Company's operating margin and after-tax return on invested capital. At the same time, these 80/20 initiatives can also result in restructuring initiatives that reduce costs and improve profitability and returns.

PATH TO FULL POTENTIAL

Since the launch of the enterprise strategy, the Company has made considerable progress to position itself to reach full potential. The ITW Business Model and unique set of capabilities are a source of strong and enduring competitive advantage, but for the Company to truly finish the job and reach its full potential, every one of its divisions must also be operating at its full potential. To do so, the Company remains focused on its core principles to position ITW to perform to its full potential:

•Portfolio discipline
•80/20 Front-to-Back practice excellence
•Full-potential organic growth

Portfolio Discipline

The Company only operates in industries where it can generate significant, long-term competitive advantage from the ITW Business Model. ITW businesses have the right "raw material" in terms of market and business attributes that best fit the ITW Business Model and have significant potential to drive above-market organic growth over the long-term.

The Company focuses on high-quality businesses, ensuring it operates in markets with positive long-term macro fundamentals and with customers that have critical needs and value ITW's differentiated products, services and solutions. ITW's portfolio operates in highly diverse end markets and geographies which makes the Company more resilient in the face of uncertain or volatile market environments.

The Company routinely evaluates its portfolio to ensure it delivers sustainable differentiation and drives consistent long-term performance. This includes both implementing portfolio refinements and assessing selective high-quality acquisitions to supplement ITW's long-term growth potential.

The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with revenues totaling up to $1 billion. The Company expects any earnings per share dilution from divestitures would be offset by incremental share repurchases. In the fourth quarter of 2019, the Company completed the divestitures of three businesses and continues to evaluate options for certain other businesses. However, due to the COVID-19 pandemic in 2020, the Company has deferred any further significant divestiture activity until market conditions normalize. Refer to Note 3. Divestitures in Item 8. Financial Statements and Supplementary Data for more information regarding the Company's divestitures.

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

ITW will continue to drive 80/20 Front-to-Back practice excellence in every division in the Company, every day. Driving strong operational excellence in the quality of 80/20 Front-to-Back practice across the Company, division by division, will produce further customer-facing performance improvement in a number of the Company's divisions and additional structural margin expansion at the enterprise level.

Near-term Priorities

While it was the challenges brought about by the COVID-19 pandemic that dominated the Company's attention in 2020, it was the collection of capabilities and competitive advantages that have been built and honed over the past eight years through the execution of ITW's enterprise strategy that provided the Company with the options to respond. This, coupled with the proprietary and powerful ITW Business Model, diversified high-quality business portfolio and diligent execution put the Company in a position of strength in dealing with the global pandemic.

From the early days of the pandemic, the Company focused its efforts on the following priorities: (1) protect the health and support the well-being of ITW's colleagues; (2) continue to serve the Company's customers with excellence to the best of its ability; (3) maintain financial strength, liquidity and strategic optionality; and (4) leverage the Company's strengths to position it to fully participate in the recovery.

"Win the Recovery" is an execution component of the Company's enterprise strategy, not a separate initiative, with every one of the Company's divisions identifying specific opportunities presented by the pandemic to capture sustainable share gains that are aligned with the ITW long-term enterprise strategy. These efforts are just beginning to take hold and the Company expects them to contribute meaningfully to accelerate its progress toward full-potential organic growth. The Company continues to focus on delivering strong results in any environment while executing its long-term strategy to achieve and sustain ITW's full potential performance.

Full-Potential Organic Growth

Reaching full potential means that every division is positioned for sustainable, high-quality organic growth. The Company has clearly defined action plans aimed at leveraging the performance power of the ITW Business Model to achieve full-potential organic growth in every division, with specific focus on:

•"80" focused Market Penetration - fully leveraging the considerable growth potential that resides in the Company's largest and most differentiated product offerings and customer relationships
•Customer-back Innovation - strengthening the Company's commitment to serial innovation and delivering a continuous flow of differentiated new products to its key customers
•Strategic Sales Excellence - deploying a high-performance sales function in every division

As the Company continues to make progress toward its full potential, the Company will explore opportunities to reinforce or further expand the long-term organic growth potential of ITW through the addition of selective high-quality acquisitions, such as the recently announced agreement with Amphenol Corporation ("Amphenol"), whereby the Company will acquire the Test & Simulation business of MTS Systems Corporation ("MTS") following the closing of Amphenol's acquisition of MTS. Upon completion of this acquisition, this business will be reported within the Company's Test & Measurement and Electronics segment.

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

The Company delivered solid financial results in 2020 despite the extraordinary challenges posed by the COVID-19 pandemic, as the Company experienced solid recovery progress in many of its end markets in the third and fourth quarters of 2020 versus the second quarter. The primary driver of the Company's financial performance is the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model. In 2020, despite the decline in operating revenue of 10.9 percent, the Company generated operating income of $2.9 billion, operating margin was 22.9 percent, free cash flow was $2.6 billion and after-tax return on average invested capital was 26.2 percent. Additionally, all segments, other than the Food Equipment, Automotive OEM and Welding segments, which had more pronounced impacts from the COVID-19 pandemic, had operating margins that improved compared to the prior year. Refer to the Cash Flow and After-tax Return on Average Invested Capital sections of Liquidity and Capital Resources for a reconciliation of these non-GAAP measures.

For the duration of the COVID-19 pandemic, the Company is focusing on the following priorities: (1) protect the health and support the well-being of ITW's colleagues; (2) continue to serve the Company's customers with excellence to the best of its ability; (3) maintain financial strength, liquidity and strategic optionality; and (4) leverage the Company's strengths to position it to fully participate in the recovery phase. To support ITW's colleagues, among its many actions and initiatives, the Company redesigned production processes to ensure proper social distancing practices, adjusted shift schedules and assignments to help colleagues who have child and elder care needs, and implemented aggressive new workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk. To support its customers, the Company has worked diligently to keep its facilities open and operating safely. The Company has adapted customer service systems and practices to seamlessly serve its customers under “work from home” requirements in many parts of the world.

In areas around the world where governments issued stay-at-home or similar orders, the vast majority of ITW's businesses were designated as critical or essential businesses and, as such, they remained open and operational. In some cases, this is because the Company's products directly impact the COVID-19 response effort. In other cases, the Company's businesses are designated as critical because they play a vital role in serving and supporting industries that are deemed essential to the physical and economic health of our communities.

While the vast majority of the Company's facilities remained open and operational during the pandemic in 2020, many of these facilities were operating at a reduced capacity. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations and financial position continues to be highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part I, Item 1A. Risk Factors.

Separately, the Company does not believe that tariffs imposed in recent years have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company's consolidated results of operations for 2020, 2019 and 2018 were as follows:

2020 compared to 2019

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$12,574	$14,109	(10.9)%	(9.8)%	(0.9)%	—%	(0.2)%	(10.9)%
Operating income	$2,882	$3,402	(15.3)%	(16.0)%	(0.3)%	1.1%	(0.1)%	(15.3)%
Operating margin %	22.9%	24.1%	(120) bps	(160) bps	10 bps	30 bps	—	(120) bps

•Operating revenue decreased due to lower organic revenue, the impact of 2019 divestitures and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 9.8% primarily due to disruptions in the Company's global operations resulting from the COVID-19 pandemic as organic revenue declined in six of the seven segments. The Construction Products segment grew 1.5% primarily due to growth in North America. Product line simplification activities reduced the Company's organic revenue by 30 basis points.
◦North American organic revenue decreased 9.7% as a decline in six segments, primarily driven by the Automotive OEM, Food Equipment and Welding segments, was partially offset by growth in the Construction Products segment.
◦Europe, Middle East and Africa organic revenue decreased 13.8% as all seven segments had a decline in organic revenue primarily driven by the Automotive OEM and Food Equipment segments.
◦Asia Pacific organic revenue decreased 2.0% as a decline in the Food Equipment, Welding, Specialty Products and Construction Products segments was offset by growth in the Automotive OEM, Test & Measurement and Electronics and Polymers & Fluids segments. China organic revenue grew 0.3% as an increase in the Automotive OEM, Polymers & Fluids and Test & Measurement and Electronics segments was partially offset by a decline in the Food Equipment, Welding, Specialty Products and Construction Products segments.
•Operating income of $2.9 billion decreased 15.3% primarily due to lower organic revenue. Additionally, operating income for 2019 included $11.8 million related to the businesses divested in 2019.
•Operating margin of 22.9% decreased 120 basis points primarily driven by negative operating leverage of 230 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives of 120 basis points and lower overhead expenses, such as travel and bonuses, and lower restructuring expenses.
•The effective tax rate was 22.0% in 2020 compared to 23.3% in 2019. The 2019 effective tax rate benefited from a discrete tax benefit of $21 million in the third quarter for the U.S. federal provision to return adjustment resulting primarily from changes in estimates related to the "Tax Cuts and Jobs Act." Additionally, the effective tax rates for 2020 and 2019 included $27 million and $28 million, respectively, related to excess tax benefits from stock-based compensation. Refer to Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.
•Diluted earnings per share (EPS) were $6.63 for 2020.
•Free cash flow was $2.6 billion for 2020. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.
•The Company repurchased approximately 4.2 million shares of its common stock in 2020 for approximately $706 million. The Company temporarily suspended its share repurchase program starting in March 2020 due to the COVID-19 pandemic.

•The Company increased the quarterly dividend on common stock from $1.07 to $1.14 per share in 2020, or from $4.28 to $4.56 per share on an annualized basis. Total cash dividends of approximately $1.4 billion were paid in 2020.
•After-tax return on average invested capital was 26.2% for 2020. Refer to the After-tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

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

•Operating revenue declined due to the unfavorable effect of foreign currency translation, lower organic revenue and divestitures.
•Organic revenue decreased 1.9% primarily driven by a decline in the Automotive OEM, Specialty Products, Welding and Construction Products segments. Product line simplification activities reduced organic revenue by 60 basis points.
◦North American organic revenue decreased 1.8% as a decline in the Automotive OEM, Specialty Products, Welding and Polymers & Fluids segments was partially offset by growth in the Food Equipment, Test & Measurement and Electronics and Construction Products segments.
◦Europe, Middle East and Africa organic revenue decreased 2.2% as five segments declined, partially offset by growth in the Food Equipment and Construction Products segments.
◦Asia Pacific organic revenue declined 1.6% as a decrease in the Construction Products, Automotive OEM, Food Equipment and Test & Measurement and Electronics segments was partially offset by an increase in the Welding, Polymers & Fluids and Specialty Products segments.
•Operating income of $3.4 billion decreased 5.1% primarily due to unfavorable foreign currency translation, higher restructuring expenses and lower organic revenue.
•Operating margin of 24.1% decreased 20 basis points. Excluding the unfavorable impact of higher restructuring expenses of 30 basis points, operating margin increased 10 basis points primarily due to benefits from the Company's enterprise initiatives that contributed 120 basis points and favorable price/cost of 10 basis points, partially offset by negative operating leverage of 50 basis points, product mix and higher employee-related expenses.
•The effective tax rate for 2019 was 23.3% compared to 24.5% in 2018. The 2019 effective tax rate benefited from a discrete tax benefit of $21 million in the third quarter for the U.S. federal provision to return adjustment resulting primarily from changes in estimates related to the "Tax Cuts and Jobs Act." The 2018 effective tax rate benefited from a discrete tax benefit of $37 million in the third quarter related to the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary, which was partially offset by a discrete tax charge of $22 million in the third quarter related to foreign tax credits. Additionally, the effective tax rates for 2019 and 2018 included $28 million and $10 million, respectively, related to excess tax benefits from stock-based compensation. Refer to Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.
•Diluted earnings per share (EPS) of $7.74, an increase of 1.8%, included a $0.09 gain in 2019 from the disposal of businesses.
•Free cash flow was $2.7 billion for 2019. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.
•The Company repurchased approximately 9.8 million shares of its common stock in 2019 for approximately $1.5 billion.
•The Company increased the quarterly dividend by 7.0% in 2019. Total cash dividends of approximately $1.3 billion were paid in 2019.
•After-tax return on average invested capital was 28.7% for 2019. Refer to the After-tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenue and operating income to total operating revenue and operating income is as follows:

	Operating Revenue
In millions	2020	2019	2018
Automotive OEM	$2,571	$3,063	$3,338
Food Equipment	1,739	2,188	2,214
Test & Measurement and Electronics	1,963	2,121	2,171
Welding	1,384	1,638	1,691
Polymers & Fluids	1,622	1,669	1,724
Construction Products	1,652	1,625	1,700
Specialty Products	1,660	1,825	1,951
Intersegment revenue	(17)	(20)	(21)
Total	$12,574	$14,109	$14,768

	Operating Income
In millions	2020	2019	2018
Automotive OEM	$457	$659	$751
Food Equipment	342	578	572
Test & Measurement and Electronics	507	542	523
Welding	376	453	474
Polymers & Fluids	402	381	369
Construction Products	421	383	414
Specialty Products	432	472	522
Total Segments	2,937	3,468	3,625
Unallocated	(55)	(66)	(41)
Total	$2,882	$3,402	$3,584

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

The results of operations for the Automotive OEM segment for 2020, 2019 and 2018 were as follows:

2020 compared to 2019

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,571	$3,063	(16.1)%	(16.0)%	—%	—%	(0.1)%	(16.1)%
Operating income	$457	$659	(30.6)%	(32.3)%	—%	1.5%	0.2%	(30.6)%
Operating margin %	17.8%	21.5%	(370) bps	(420) bps	—	40 bps	10 bps	(370) bps

•Operating revenue declined due to lower organic revenue.
•Organic revenue declined 16.0% versus worldwide auto builds which decreased 16%. Product line simplification activities reduced organic revenue by 80 basis points.
◦North American organic revenue decreased 22.3% compared to North American auto builds which declined 20% due to customer mix. Auto builds for the Detroit 3, where the Company has higher content, decreased 23%.
◦European organic revenue was down 16.8% compared to European auto builds which decreased 22%.
◦Asia Pacific organic revenue increased 0.7%. China organic revenue grew 6.1% versus China auto builds which decreased 4%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, decreased 8%.
•Operating margin of 17.8% in 2020 decreased 370 basis points primarily due to negative operating leverage of 330 basis points, product mix and unfavorable price/cost of 20 basis points, partially offset by benefits from the Company's enterprise initiatives and lower restructuring expenses.

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

•Operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue declined 5.4% versus worldwide auto builds which decreased 6%. Auto builds for North America, Europe and China, where the Company has a higher concentration of revenue as compared to other geographic regions, declined 6%. Product line simplification activities reduced organic revenue by 120 basis points. Additionally, organic revenue was negatively impacted by approximately 100 basis points due to unexpected customer shutdowns in North America in the second half of 2019.
◦North American organic revenue decreased 7.8% compared to North American auto builds which were down 4% due to customer mix. Auto builds for the Detroit 3, where the Company has higher content, decreased 8%. Additionally, 2019 was negatively impacted by unexpected customer shutdowns.
◦European organic revenue declined 4.5% compared to European auto builds which declined 4% in 2019 due to customer mix.
◦Asia Pacific organic revenue declined 2.2% in 2019. China organic revenue declined 1.0% versus Chinese auto builds which declined 8% in 2019.
•Operating margin was 21.5% in 2019. The decrease of 100 basis points was primarily due to negative operating leverage of 90 basis points, unfavorable price/cost of 60 basis points, higher restructuring expenses and product mix, partially offset by benefits from the Company's enterprise initiatives.

FOOD EQUIPMENT

This segment is a highly focused and branded industry leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food retail and food institutional/restaurant markets. Products in this segment include:

•warewashing equipment;
•cooking equipment, including ovens, ranges and broilers;
•refrigeration equipment, including refrigerators, freezers and prep tables;
•food processing equipment, including slicers, mixers and scales;
•kitchen exhaust, ventilation and pollution control systems; and
•food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for 2020, 2019 and 2018 were as follows:

2020 compared to 2019

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,739	$2,188	(20.5)%	(20.6)%	—%	—%	0.1%	(20.5)%
Operating income	$342	$578	(40.9)%	(41.1)%	—%	(0.1)%	0.3%	(40.9)%
Operating margin %	19.6%	26.4%	(680) bps	(680) bps	—	—	—	(680) bps

•Operating revenue declined due to lower organic revenue.
•Organic revenue declined 20.6% as equipment and service organic revenue decreased 21.8% and 18.5%, respectively.
◦North American organic revenue declined 19.2% as equipment organic revenue decreased 20.4%, primarily driven by lower demand in the restaurant and institutional end markets, partially offset by growth in the food retail end markets. Service organic revenue decreased 17.3%.
◦International organic revenue decreased 22.5%. Equipment organic revenue declined 23.5% primarily due to lower demand in the European warewash, cooking and refrigeration end markets and lower demand in Asia. Service organic revenue decreased 20.4%.
•Operating margin of 19.6% in 2020 decreased 680 basis points primarily due to negative operating leverage of 540 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 50 basis points.

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,188	$2,214	(1.2)%	1.1%	—%	—%	(2.3)%	(1.2)%
Operating income	$578	$572	1.1%	4.5%	—%	(1.2)%	(2.2)%	1.1%
Operating margin %	26.4%	25.8%	60 bps	90 bps	—	(30) bps	—	60 bps

•Operating revenue declined due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue increased 1.1% as equipment organic revenue decreased 0.2% and service organic revenue increased 3.5%.
◦North American organic revenue grew 1.1%. Equipment organic revenue declined 0.4% primarily driven by lower demand in the restaurant and institutional end markets, partially offset by higher demand in food retail. Service organic revenue increased 3.6%.

◦International organic revenue grew 1.1% as equipment organic revenue increased 0.2% primarily due to higher demand in the European warewash, cooking and retail end markets, partially offset by lower demand in Asia. Service organic revenue increased 3.5%.
•Operating margin of 26.4% in 2019 increased 60 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 40 basis points and positive operating leverage of 30 basis points, partially offset by product mix, higher employee-related expenses and higher restructuring expenses.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, energy and consumer durables markets. Products in this segment include:

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

The results of operations for the Test & Measurement and Electronics segment for 2020, 2019 and 2018 were as follows:

2020 compared to 2019

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,963	$2,121	(7.4)%	(4.9)%	(2.8)%	—%	0.3%	(7.4)%
Operating income	$507	$542	(6.5)%	(5.2)%	(1.3)%	(0.2)%	0.2%	(6.5)%
Operating margin %	25.8%	25.6%	20 bps	(10) bps	40 bps	(10) bps	—	20 bps

•Operating revenue declined due to lower organic revenue and the impact of a 2019 divestiture, partially offset by the favorable effect of foreign currency translation.
•Organic revenue decreased 4.9% in 2020.
◦Organic revenue for the test and measurement businesses decreased 7.2% primarily driven by the impact of a soft capital spending environment in North America and Europe, partially offset by higher semi-conductor demand in North America. Instron, where demand is more closely tied to the capital spending environment, had an organic revenue decline of 14.1% in 2020.
◦Electronics organic revenue declined 2.1%. The electronics assembly businesses decreased 6.9% primarily due to lower demand in North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 0.9% primarily due to an increase in North America, partially offset by a decrease in Europe and Asia Pacific.
•Operating margin of 25.8% in 2020 increased 20 basis points primarily due to the net benefits from the Company's enterprise initiatives and cost management, the impact of a 2019 divestiture and favorable price/cost of 30 basis points, partially offset by negative operating leverage of 130 basis points and the recapture of amortization and depreciation expense related to a business previously classified as held for sale.

2019 compared to 2018

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2019	2018	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,121	$2,171	(2.3)%	(0.3)%	(0.2)%	—%	(1.8)%	(2.3)%
Operating income	$542	$523	3.7%	5.7%	—%	(0.2)%	(1.8)%	3.7%
Operating margin %	25.6%	24.1%	150 bps	140 bps	10 bps	—	—	150 bps

•Operating revenue declined due to the unfavorable effect of foreign currency translation, lower organic revenue and a divestiture.
•Operating revenue for 2019 included $58 million related to the business divested in 2019.
•Organic revenue decreased 0.3% in 2019.
◦Organic revenue for the test and measurement businesses decreased 0.8% primarily driven by lower semi-conductor end market demand in North America. Excluding semi-conductor, the test and measurement businesses increased 3.5%. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 6.4%.
◦Electronics organic revenue grew 0.4%. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 1.5% primarily due to growth in North America and Asia, partially offset by a decline in Europe. The electronics assembly businesses decreased 1.4% primarily due to lower demand in Asia.
•Operating margin of 25.6% in 2019 increased 150 basis points primarily driven by benefits from the Company's enterprise initiatives, lower intangible asset amortization expense and favorable price/cost of 50 basis points.

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

The results of operations for the Welding segment for 2020, 2019 and 2018 were as follows:

2020 compared to 2019

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,384	$1,638	(15.5)%	(11.8)%	(3.7)%	—%	—%	(15.5)%
Operating income	$376	$453	(17.1)%	(16.8)%	(1.6)%	1.4%	(0.1)%	(17.1)%
Operating margin %	27.1%	27.7%	(60) bps	(160) bps	60 bps	40 bps	—	(60) bps

•Operating revenue decreased due to lower organic revenue and the impact of a 2019 divestiture.
•Organic revenue declined 11.8% driven by decreases in equipment of 12.2% and consumables of 11.2%, primarily due to lower demand in the industrial end markets.
◦North American organic revenue decreased 10.8% primarily due to a decline in the industrial end markets of 19.8%, partially offset by growth in the commercial end markets of 2.1%.

◦International organic revenue decreased 16.4% primarily due to a decline in the European oil and gas end markets.
•Operating margin of 27.1% in 2020 decreased 60 basis points primarily driven by negative operating leverage of 220 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives, the impact of a 2019 divestiture and lower restructuring expenses.

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

•Operating revenue decreased due to lower organic revenue, the impact of divestiture activity and the unfavorable effect of foreign currency translation.
•Operating revenue for 2019 included $62 million related to the business divested in 2019.
•Organic revenue decreased 1.2% as equipment declined 2.6%, partially offset by growth in consumables of 0.8%.
◦North American organic revenue declined 1.1% as a decrease in the industrial end markets was partially offset by growth in the commercial and oil and gas end markets.
◦International organic revenue decreased 1.6% primarily due to a decline in Europe, partially offset by higher demand in Asia in the oil and gas end markets.
•Operating margin of 27.7% decreased 30 basis points compared to the prior year primarily driven by higher restructuring expenses of 50 basis points, product mix, negative operating leverage of 20 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 70 basis points.

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

The results of operations for the Polymers & Fluids segment for 2020, 2019 and 2018 were as follows:

2020 compared to 2019

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,622	$1,669	(2.8)%	(1.4)%	—%	—%	(1.4)%	(2.8)%
Operating income	$402	$381	5.6%	5.2%	—%	1.5%	(1.1)%	5.6%
Operating margin %	24.8%	22.8%	200 bps	150 bps	—	40 bps	10 bps	200 bps

•Operating revenue decreased due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue declined 1.4% in 2020. Product line simplification activities reduced organic revenue by 50 basis points.
◦Organic revenue for the polymers businesses decreased 5.3% primarily driven by a decline in the heavy industrial end markets in North America and Europe.
◦Organic revenue for the automotive aftermarket businesses declined 0.5% primarily driven by a decrease in the car care and body repair businesses in North America and the additives businesses in Europe, partially offset by growth in the tire and engine repair businesses in North America.
◦Organic revenue for the fluids businesses grew 3.3% primarily due to an increase in the industrial maintenance, repair, and operations end markets in Europe and North America.
•Operating margin of 24.8% in 2020 increased 200 basis points primarily due to the net benefits from the Company's enterprise initiatives and cost management, favorable price/cost of 50 basis points and lower restructuring expenses, partially offset by negative operating leverage of 30 basis points.

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

•Operating revenue decreased primarily due to the unfavorable effect of foreign currency translation.
•Organic revenue was flat as growth in the polymers businesses was offset by declines in the automotive aftermarket and fluids businesses.
◦Organic revenue for the automotive aftermarket businesses declined 0.7% primarily due to lower demand in the tire repair businesses in North America and the additives businesses in Europe, partially offset by stronger demand in the car care businesses in North America.
◦Organic revenue for the polymers businesses increased 2.4% primarily driven by growth in Asia and North America, primarily in the heavy industrial end markets.
◦Organic revenue for the fluids businesses decreased 2.0% primarily due to a decline in the industrial maintenance, repair, and operations end markets in North America.
•Operating margin of 22.8% increased 140 basis points primarily due to the net benefits from the Company's enterprise initiatives and cost management, partially offset by higher restructuring expenses.

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

The results of operations for the Construction Products segment for 2020, 2019 and 2018 were as follows:

2020 compared to 2019

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,652	$1,625	1.7%	1.5%	—%	—%	0.2%	1.7%
Operating income	$421	$383	10.0%	8.4%	—%	1.5%	0.1%	10.0%
Operating margin %	25.5%	23.6%	190 bps	160 bps	—	30 bps	—	190 bps

•Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue grew 1.5% as an increase in North America was partially offset by declines in Europe and Asia Pacific.
◦North American organic revenue grew 7.8% as increases of 11.4% in the United States residential end markets and 13.0% in Canada were partially offset by a decrease of 11.4% in the commercial end markets.
◦International organic revenue decreased 3.3% in 2020. Asia Pacific organic revenue decreased 0.7% primarily due to a decline in the commercial end markets in Australia and New Zealand. European organic revenue decreased 5.5% driven by a decline in continental Europe and the United Kingdom.
•Operating margin of 25.5% in 2020 increased 190 basis points primarily driven by the net benefits from the Company's enterprise initiatives and cost management, positive operating leverage of 30 basis points and lower restructuring expenses, partially offset by unfavorable price/cost of 50 basis points.

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

•Operating revenue decreased in 2019 due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue declined 1.0% in 2019.
◦North American organic revenue was flat as an increase of 1.9% in the United States residential end markets was offset by a decline of 3.2% in the commercial end markets and a decline in Canada.
◦International organic revenue declined 1.8%. Asia Pacific organic revenue decreased 5.1% primarily due to a decline in Australia and New Zealand across all end markets. European organic revenue increased 1.3% driven by growth in continental Europe.
•Operating margin of 23.6% decreased 70 basis points primarily driven by unfavorable price/cost of 40 basis points, higher restructuring expenses, product mix and negative operating leverage of 10 basis points, partially offset by benefits from the Company's enterprise initiatives.

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, industrial capital goods and printing and publishing markets. Products in this segment include:

•line integration, conveyor systems and line automation for the food and beverage industries;
•plastic consumables that multi-pack cans and bottles and related equipment;

•foil, film and related equipment used to decorate consumer products;
•product coding and marking equipment and related consumables;
•plastic and metal closures and components for appliances;
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for 2020, 2019 and 2018 were as follows:

2020 compared to 2019

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2020	2019	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,660	$1,825	(9.1)%	(8.2)%	(0.8)%	—%	(0.1)%	(9.1)%
Operating income	$432	$472	(8.5)%	(11.2)%	0.7%	2.2%	(0.2)%	(8.5)%
Operating margin %	26.0%	25.9%	10 bps	(90) bps	40 bps	60 bps	—	10 bps

•Operating revenue decreased primarily due to lower organic revenue and the impact of 2019 divestitures.
•Organic revenue decreased 8.2% as equipment sales declined 17.7% and consumables declined 5.2%. Additionally, product line simplification activities reduced organic revenue by 30 basis points.
◦North American organic revenue decreased 7.3% primarily due to a decline in the ground support equipment, appliance and specialty films businesses, partially offset by an increase in the consumer packaging businesses.
◦International organic revenue decreased 10.0% primarily due to a decline in the consumer packaging, ground support equipment, appliance, specialty films and marking coding businesses in Europe.
•Operating margin of 26.0% in 2020 increased 10 basis points primarily due to benefits from the Company's enterprise initiatives, lower restructuring expenses and the impact of 2019 divestitures, partially offset by negative operating leverage of 180 basis points, unfavorable price/cost of 60 basis points and the unfavorable impact of a one-time customer cost-sharing settlement.

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

•Operating revenue decreased in 2019 due to lower organic revenue, the unfavorable effect of foreign currency translation and the impact of divestiture activity.
•Operating revenue for 2019 included $14 million related to the businesses divested in 2019.
•Organic revenue decreased 4.1% in 2019. Consumables declined 5.8% primarily due to lower demand in North America and Europe. Equipment sales increased 2.2% primarily due to higher demand in North America, partially offset by a decline in Asia. Product line simplification activities reduced organic revenue by 100 basis points.
◦North American organic revenue decreased 3.1% primarily due to a decrease in the specialty films, labels and appliance businesses, partially offset by growth in the ground support equipment business and consumer packaging businesses.
◦International organic revenue decreased 5.6% primarily due to a decline in the specialty films, graphics, appliance and foils businesses in Europe.
•Operating margin of 25.9% decreased 90 basis points primarily due to negative operating leverage of 90 basis points, product mix and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $206 million in 2020, $221 million in 2019 and $257 million in 2018. Interest expense in 2020 was $15 million lower than the previous year primarily driven by the repayment of the $700 million notes due April 1, 2019 and the $650 million notes due March 1, 2019, and outstanding commercial paper in 2019, partially offset by the issuance of the €1.6 billion Euro notes in June of 2019. Interest expense in 2019 was $36 million lower than 2018 primarily due to the repayment of the $700 million notes due April 1, 2019 and the $650 million notes due March 1, 2019.
•Other income (expense) was income of $28 million in 2020, $107 million in 2019 and $67 million in 2018. The income in 2020 decreased $79 million compared to the previous year primarily due to the net pre-tax gain on the disposal of operations and affiliates of $44 million in 2019, lower interest and investment income, and lower pension other net periodic benefit income. The income in 2019 increased $40 million compared to 2018 primarily due to the net pre-tax gain on the disposal of operations and affiliates in 2019.
•The effective tax rate was 22.0% in 2020, 23.3% in 2019 and 24.5% in 2018. The 2019 effective tax rate benefited from a discrete tax benefit of $21 million in the third quarter for the U.S. federal provision to return adjustment resulting primarily from changes in estimates related to the "Tax Cuts and Jobs Act." The 2018 effective tax rate benefited from a discrete tax benefit of $37 million in the third quarter related to the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary, which was partially offset by a discrete tax charge of $22 million in the third quarter related to foreign tax credits. Additionally, the effective tax rates for 2020, 2019 and 2018 included $27 million, $28 million and $10 million, respectively, related to excess tax benefits from stock-based compensation. Refer to Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.
•The impact of the Euro and other foreign currencies against the U.S. Dollar in 2020 versus 2019 decreased operating revenue and income before taxes by approximately $20 million and $3 million, respectively. The impact of the Euro and other foreign currencies against the U.S. Dollar in 2019 versus 2018 decreased operating revenue and income before taxes by approximately $339 million and $84 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Description of Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of December 31, 2020, the Company had $2.6 billion of cash and equivalents on hand, no outstanding borrowings under its $2.5 billion revolving credit facility, and no commercial paper outstanding. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•internal investments to support organic growth and sustain core businesses;
•payment of an attractive dividend to shareholders; and
•external investments in selective strategic acquisitions that support the Company's organic growth focus and an active share repurchase program that the Company temporarily suspended starting in March 2020 due to the COVID-19 pandemic.

Also, for the duration of the COVID-19 pandemic, the Company has made the strategic decision to aggressively manage its discretionary costs and working capital, while staying invested in its businesses, people and strategies, so that the Company is positioned to fully support its customers in the recovery phase and can continue executing its long-term strategy to deliver differentiated long-term performance and returns.

The Company believes that, based on its operating revenue, operating margin, free cash flow, and credit ratings, it could readily obtain additional financing, if necessary. A description of the risks related to the impact of the COVID-19 outbreak on the financial and capital markets and the related potential risks to the Company is contained in Part I, Item 1A. Risk Factors.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the years ended December 31, 2020, 2019 and 2018 was as follows:

In millions	2020	2019	2018
Net cash provided by operating activities	$2,807	$2,995	$2,811
Additions to plant and equipment	(236)	(326)	(364)
Free cash flow	$2,571	$2,669	$2,447

Cash dividends paid	$(1,379)	$(1,321)	$(1,124)
Repurchases of common stock	(706)	(1,500)	(2,000)
Acquisition of businesses (excluding cash and equivalents)	—	(4)	—
Proceeds from sale of operations and affiliates	1	120	1
Net proceeds (repayments) of debt	(4)	422	(851)
Other	61	100	49
Effect of exchange rate changes on cash and equivalents	39	(9)	(112)
Net increase (decrease) in cash and equivalents	$583	$477	$(1,590)

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

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 6.7 million shares of its common stock at an average price of $158.11 per share during 2019 and approximately 4.2 million shares of its common stock at an average price of $167.69 per share in the first quarter of 2020. As of December 31, 2020, there were approximately $1.2 billion of authorized repurchases remaining under the 2018 program. In 2020, due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March and intends to resume purchases in 2021.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's financial performance and may be different than the method used by other companies to calculate After-tax ROIC. For comparability, the Company excluded the third quarter 2019 discrete tax benefit of $21 million from the effective tax rate for the year ended December 31, 2019. Additionally, the Company excluded the third quarter 2018 net discrete tax benefit of $15 million from the effective tax rate for the year ended December 31, 2018. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. After-tax ROIC for the years ended December 31, 2020, 2019, and 2018 was as follows:

Dollars in millions	2020	2019	2018
Operating income	$2,882	$3,402	$3,584
Tax rate	22.0%	24.0%	24.9%
Income taxes	(633)	(815)	(893)
Operating income after taxes	$2,249	$2,587	$2,691

Invested capital:
Trade receivables	$2,506	$2,461	$2,622
Inventories	1,189	1,164	1,318
Net assets held for sale	—	280	—
Net plant and equipment	1,777	1,729	1,791
Goodwill and intangible assets	5,471	5,343	5,717
Accounts payable and accrued expenses	(1,818)	(1,689)	(1,795)
Other, net	(385)	(481)	(519)
Total invested capital	$8,740	$8,807	$9,134

Average invested capital	$8,576	$9,028	$9,533
After-tax return on average invested capital	26.2%	28.7%	28.2%

After-tax ROIC decreased 250 basis points for the twelve month period ended December 31, 2020 compared to the prior year period as a result of a 13.1% decrease in after-tax operating income versus a 5.0% decrease in average invested capital. After-tax ROIC increased 50 basis points for the twelve month period ended December 31, 2019 compared to the prior year period as a result of a 5.3% decrease in average invested capital versus a 3.9% decrease in after-tax operating income.

A reconciliation of the 2019 effective tax rate excluding the third quarter 2019 discrete tax benefit of $21 million is as follows:

	Twelve Months Ended
	December 31, 2019
Dollars in millions	Income Taxes	Tax Rate
As reported	$767	23.3%
Discrete tax benefit related to third quarter	21	0.7%
As adjusted	$788	24.0%

A reconciliation of the 2018 effective tax rate excluding the third quarter 2018 net discrete tax benefit of $15 million is as follows:

	Twelve Months Ended
	December 31, 2018
Dollars in millions	Income Taxes	Tax Rate
As reported	$831	24.5%
Net discrete tax benefit related to third quarter	15	0.4%
As adjusted	$846	24.9%

Refer to Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information regarding the discrete tax items noted above.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of December 31, 2020 and 2019 is summarized as follows:

Dollars in millions	2020	2019	Increase (Decrease)
Current Assets:
Cash and equivalents	$2,564	$1,981	$583
Trade receivables	2,506	2,461	45
Inventories	1,189	1,164	25
Prepaid expenses and other current assets	264	296	(32)
Assets held for sale	—	351	(351)
	6,523	6,253	270
Current Liabilities:
Short-term debt	350	4	346
Accounts payable and accrued expenses	1,818	1,689	129
Liabilities held for sale	—	71	(71)
Other	421	390	31
	2,589	2,154	435
Net Working Capital	$3,934	$4,099	$(165)

As of December 31, 2020, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of December 31, 2020 and 2019 was as follows:

In millions	2020	2019	Increase (Decrease)
Short-term debt	$350	$4	$346
Long-term debt	7,772	7,754	18
Total debt	$8,122	$7,758	$364

As of December 31, 2020, short-term debt included $350 million related to the 3.375% notes due September 15, 2021. As of December 31, 2019, short-term debt included $4 million related to the 4.88% notes due through December 31, 2020, which were repaid by the due date. There was no commercial paper outstanding as of December 31, 2020 and 2019. The increase in total debt as of December 31, 2020 was primarily due to the revaluation of the Company's Euro-denominated notes. Refer to Note 10. Debt in Item 8. Financial Statements and Supplementary Data for additional details regarding the Company's Euro notes.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the third quarter of 2019, the Company entered into a $2.5 billion, five-year revolving credit facility with a termination date of September 27, 2024 to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility at December 31, 2020. The Company did not have any commercial paper outstanding during 2020.

As of December 31, 2020, the Company's foreign operations had authorized credit facilities with unused capacity of $195 million.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the years ended December 31, 2020, 2019 and 2018 was as follows:

Dollars in millions	2020	2019	2018
Total debt	$8,122	$7,758	$7,380

Net income	$2,109	$2,521	$2,563
Add:
Interest expense	206	221	257
Other income	(28)	(107)	(67)
Income taxes	595	767	831
Depreciation	273	267	272
Amortization and impairment of intangible assets	154	159	189
EBITDA	$3,309	$3,828	$4,045
Total debt to EBITDA ratio	2.5	2.0	1.8

Stockholders' Equity

The changes to stockholders' equity during 2020 and 2019 were as follows:

In millions	2020	2019
Beginning balance	$3,030	$3,258
Net income	2,109	2,521
Cash dividends declared	(1,398)	(1,335)
Repurchases of common stock	(706)	(1,500)
Other comprehensive income (loss)	63	(28)
Other	84	114
Ending balance	$3,182	$3,030

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company's significant contractual obligations as of December 31, 2020 were as follows:

In millions	2021	2022	2023	2024	2025	2026 and Future Years
Principal payments on long-term debt	$350	$611	$611	$1,433	$—	$5,193
Interest payments on debt	199	187	176	156	142	1,537
Noncurrent income taxes payable	49	49	91	122	151	—
Operating lease liability	58	49	37	25	14	15
Total contractual obligations	$656	$896	$915	$1,736	$307	$6,745

As of December 31, 2020, the Company had recorded noncurrent liabilities for unrecognized tax benefits of $216 million. The Company is not able to reasonably estimate the timing of payments related to the liabilities for unrecognized tax benefits. The Company did not have any significant off-balance sheet commitments at December 31, 2020.

CRITICAL ACCOUNTING ESTIMATES

The Company has three accounting estimates that it believes are most important to the Company's financial condition and results of operations, and which require the Company to make judgments about matters that are inherently uncertain. Management bases its estimates on historical experience, and in some cases on observable market information. Various assumptions are also used that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company's critical accounting estimates are as follows:

Income Taxes— The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The Company's deferred and other tax balances are based on management's interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Income tax expense, assets and liabilities recognized by the Company also reflect its best estimates and assumptions regarding, among other things, the level of future taxable income, the effect of the Company's various tax planning strategies and uncertain tax positions. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

Goodwill and Intangible Assets— The Company's business acquisitions typically result in recording goodwill and other intangible assets, which are a significant portion of the Company's total assets and affect the amount of amortization expense and impairment charges that the Company could incur in future periods. The Company follows the guidance prescribed in the accounting standards to test goodwill and intangible assets for impairment. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value of each reporting unit to determine if a potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment loss is recorded for the difference. In calculating the fair value of the reporting units or specific intangible assets, management relies on a number of factors, including business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management's judgment in applying them in the impairment tests of goodwill and other intangible assets.

As of December 31, 2020, the Company had total goodwill and intangible assets of approximately $5.5 billion allocated to its reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company's 80/20 Front-to-Back process. The amount of goodwill and other intangible assets allocated to individual reporting units ranges from approximately $238 million to $1.1 billion, with the average amount equal to $545 million. Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company's global end markets, impairment charges related to one or more reporting units could occur in future periods.

Pension and Other Postretirement Benefits— The Company has various company-sponsored defined benefit retirement plans covering a number of U.S. employees and many employees outside the U.S. Pension and other postretirement benefit expense and obligations are determined based on actuarial valuations. Pension benefit obligations are generally based on each participant's years of service, future compensation, and age at retirement or termination. Important assumptions in determining pension and postretirement expense and obligations are the discount rate, the expected long-term return on plan assets, life expectancy, and health care cost trend rates. Future changes in any of these assumptions could materially affect the amounts recorded related to the Company's pension and other postretirement benefit plans. See Note 11. Pension and Other Postretirement Benefits in Item 8. Financial Statements and Supplementary Data for additional discussion of actuarial assumptions used in determining pension and postretirement health care liabilities and expenses.

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

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of the Company's fixed rate debt. Refer to Note 10. Debt in Item 8. Financial Statements and Supplemental Data for details related to the fair value of the Company's debt instruments.

Foreign Currency Risk

The Company operates in the U.S. and 51 foreign countries. The funding for the foreign manufacturing operations is provided primarily through the permanent investment of equity capital. The Company's products are typically manufactured and sold within the same country or economic union. Therefore, the Company's manufacturing operations generally do not have significant assets or liabilities denominated in currencies other than their functional currencies.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The cumulative unrealized pre-tax gain (loss) recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was a loss of $120 million as of December 31, 2020 and a gain of $239 million as of December 31, 2019.

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Illinois Tool Works Inc. (the "Company" or "ITW") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). ITW's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

ITW management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2020, the Company's internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

/s/ E. Scott Santi E. Scott Santi Chairman & Chief Executive Officer February 12, 2021	/s/ Michael M. Larsen Michael M. Larsen Senior Vice President & Chief Financial Officer February 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Illinois Tool Works Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Illinois Tool Works Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Income Taxes — Refer to Note 6 to the financial statements

Critical Audit Matter Description

The Company's income tax expense is recognized and measured based on management's interpretation of the tax regulations and rulings in numerous taxing jurisdictions, which requires significant judgment. When calculating income tax expense management makes estimates and assumptions, including determination of the completeness of book income in each jurisdiction, calculation of taxable income through identification and classification of book to tax differences (either temporary or permanent items), consideration of applicable tax deductions or credits, and the identification of uncertain tax positions.

The evaluation of each uncertain tax position requires management to apply specialized skill and knowledge related to the identified position. Management evaluates uncertain tax positions identified and a liability is established for unrecognized tax benefits when there is a more than 50% likelihood that its tax position will not be sustained upon examination by taxing authorities. There is additional judgment to determine the amount of the liability for the underlying tax position. The Company's income tax expense for 2020 was $595 million and the liability recorded for unrecognized tax benefits as of December 31, 2020, was $346 million.

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

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, our principal audit procedures related to income tax expense included the following, among others:

•We tested the effectiveness of management's controls over income taxes, including those over income tax expense, unrecognized tax benefits, and certain planning transactions with income tax expense implications.
•We evaluated management's significant estimates and judgments incorporated into the calculation of income tax expense by:
◦Selecting a sample of book to tax differences (temporary and permanent) and testing the accuracy, completeness, and classification of the selections, including evaluating that all impacts of significant transactions with income tax expense implications are considered.
◦Developing an expectation over the foreign income tax expense by jurisdiction and comparing it to the recorded balance.
◦Testing the accuracy of the income tax expense calculation.
•We evaluated management's significant judgments regarding the identification of uncertain tax positions by:
◦Evaluating the reasonableness of a selection of certain planning transactions with income tax expense implications, including the completeness and accuracy of the underlying data supporting the transactions.
◦Assessing management's methods and assumptions used in identifying uncertain tax positions.
◦Comparing results of prior tax audits to ongoing and anticipated tax audits by tax authorities.
◦Evaluating external information, including applicable tax law, new interpretations, and related changes to assess the completeness and reasonableness of management's considerations.
◦Determining if there was additional information not considered in management's assessment.
•We evaluated a sample of the liabilities recorded for unrecognized tax benefits to assess the establishment and amount of the liability for the specific underlying tax position.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 2021

We have served as the Company's auditor since 2002.

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions except per share amounts	2020	2019	2018
Operating Revenue	$12,574	$14,109	$14,768
Cost of revenue	7,375	8,187	8,604
Selling, administrative, and research and development expenses	2,163	2,361	2,391
Amortization and impairment of intangible assets	154	159	189
Operating Income	2,882	3,402	3,584
Interest expense	(206)	(221)	(257)
Other income (expense)	28	107	67
Income Before Taxes	2,704	3,288	3,394
Income taxes	595	767	831
Net Income	$2,109	$2,521	$2,563

Net Income Per Share:
Basic	$6.66	$7.78	$7.65
Diluted	$6.63	$7.74	$7.60

The Notes to Financial Statements are an integral part of this statement.

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2020	2019	2018
Net Income	$2,109	$2,521	$2,563
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	4	(2)	(328)
Pension and other postretirement benefit adjustments, net of tax	59	(26)	(17)
Comprehensive Income	$2,172	$2,493	$2,218

The Notes to Financial Statements are an integral part of this statement.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In millions except per share amounts	2020	2019
Assets
Current Assets:
Cash and equivalents	$2,564	$1,981
Trade receivables	2,506	2,461
Inventories	1,189	1,164
Prepaid expenses and other current assets	264	296
Assets held for sale	—	351
Total current assets	6,523	6,253

Net plant and equipment	1,777	1,729
Goodwill	4,690	4,492
Intangible assets	781	851
Deferred income taxes	533	516
Other assets	1,308	1,227
	$15,612	$15,068

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$350	$4
Accounts payable	534	472
Accrued expenses	1,284	1,217
Cash dividends payable	361	342
Income taxes payable	60	48
Liabilities held for sale	—	71
Total current liabilities	2,589	2,154
Noncurrent Liabilities:
Long-term debt	7,772	7,754
Deferred income taxes	588	668
Noncurrent income taxes payable	413	462
Other liabilities	1,068	1,000
Total noncurrent liabilities	9,841	9,884
Stockholders' Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2020 and 2019 Outstanding- 316.7 shares in 2020 and 319.8 shares in 2019	6	6
Additional paid-in-capital	1,362	1,304
Retained earnings	23,114	22,403
Common stock held in treasury	(19,659)	(18,982)
Accumulated other comprehensive income (loss)	(1,642)	(1,705)
Noncontrolling interest	1	4
Total stockholders' equity	3,182	3,030
	$15,612	$15,068

The Notes to Financial Statements are an integral part of this statement.

Statement of Changes in Stockholders' Equity
Illinois Tool Works Inc. and Subsidiaries

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of December 31, 2017	$6	$1,218	$20,210	$(15,562)	$(1,287)	$4	$4,589
Net income	—	—	2,563	—	—	—	2,563
Adoption of new accounting guidance	—	—	(370)	—	(45)	—	(415)
Common stock issued for stock-based compensation	—	(5)	—	17	—	—	12
Stock-based compensation expense	—	40	—	—	—	—	40
Repurchases of common stock	—	—	—	(2,000)	—	—	(2,000)
Dividends declared ($3.56 per share)	—	—	(1,186)	—	—	—	(1,186)
Other comprehensive income (loss)	—	—	—	—	(345)	—	(345)
Balance as of December 31, 2018	6	1,253	21,217	(17,545)	(1,677)	4	3,258
Net income	—	—	2,521	—	—	—	2,521
Common stock issued for stock-based compensation	—	11	—	63	—	—	74
Stock-based compensation expense	—	41	—	—	—	—	41
Repurchases of common stock	—	—	—	(1,500)	—	—	(1,500)
Dividends declared ($4.14 per share)	—	—	(1,335)	—	—	—	(1,335)
Other comprehensive income (loss)	—	—	—	—	(28)	—	(28)
Noncontrolling interest	—	(1)	—	—	—	—	(1)
Balance as of December 31, 2019	6	1,304	22,403	(18,982)	(1,705)	4	3,030
Net income	—	—	2,109	—	—	—	2,109
Common stock issued for stock-based compensation	—	17	—	29	—	—	46
Stock-based compensation expense	—	42	—	—	—	—	42
Repurchases of common stock	—	—	—	(706)	—	—	(706)
Dividends declared ($4.42 per share)	—	—	(1,398)	—	—	—	(1,398)
Other comprehensive income (loss)	—	—	—	—	63	—	63
Noncontrolling interest	—	(1)	—	—	—	(3)	(4)
Balance as of December 31, 2020	$6	$1,362	$23,114	$(19,659)	$(1,642)	$1	$3,182

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2020	2019	2018
Cash Provided by (Used for) Operating Activities:
Net income	$2,109	$2,521	$2,563
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	273	267	272
Amortization and impairment of intangible assets	154	159	189
Change in deferred income taxes	(30)	32	34
Provision for uncollectible accounts	7	6	5
(Income) loss from investments	(8)	(15)	(9)
(Gain) loss on sale of plant and equipment	2	(9)	(7)
(Gain) loss on sale of operations and affiliates	—	(44)	2
Stock-based compensation expense	42	41	40
Other non-cash items, net	8	9	10
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in—
Trade receivables	95	40	(60)
Inventories	43	98	(108)
Prepaid expenses and other assets	41	11	3
Increase (decrease) in—
Accounts payable	19	(16)	(46)
Accrued expenses and other liabilities	17	(95)	(36)
Income taxes	34	(7)	(41)
Other, net	1	(3)	—
Net cash provided by operating activities	2,807	2,995	2,811
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	(4)	—
Additions to plant and equipment	(236)	(326)	(364)
Proceeds from investments	14	20	16
Proceeds from sale of plant and equipment	10	25	26
Proceeds from sale of operations and affiliates	1	120	1
Other, net	(3)	(18)	(4)
Net cash provided by (used for) investing activities	(214)	(183)	(325)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,379)	(1,321)	(1,124)
Issuance of common stock	66	85	22
Repurchases of common stock	(706)	(1,500)	(2,000)
Net proceeds from (repayments of) debt with original maturities of three months or less	—	(1)	(850)
Proceeds from debt with original maturities of more than three months	—	1,774	—
Repayments of debt with original maturities of more than three months	(4)	(1,351)	(1)
Other, net	(26)	(12)	(11)
Net cash provided by (used for) financing activities	(2,049)	(2,326)	(3,964)
Effect of Exchange Rate Changes on Cash and Equivalents	39	(9)	(112)
Cash and Equivalents:
Increase (decrease) during the year	583	477	(1,590)
Beginning of year	1,981	1,504	3,094
End of year	$2,564	$1,981	$1,504
Supplementary Cash Flow Information:
Cash Paid During the Year for Interest	$194	$223	$247
Cash Paid During the Year for Income Taxes, Net of Refunds	$591	$742	$838

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

(1)     Description of Business and Summary of Significant Accounting Policies

Description of business— Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with approximately 83 divisions in 52 countries. The Company's operations are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products.

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

Use of estimates— The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to financial statements. Actual results could differ from those estimates.

Acquisitions— The Company accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition.

Operating revenue— Operating revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. The Company's sales arrangements with customers are predominantly short-term in nature involving a single performance obligation related to the delivery of products and generally provide for transfer of control at the time of shipment. In limited circumstances, arrangements may include service performed over time, or there may be significant obligations to the customer that are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance. In these circumstances, operating revenue may be recognized over time as the service is provided to the customer or deferred until all significant obligations have been completed. The amount of operating revenue recorded reflects the consideration to which the Company expects to be entitled in exchange for goods or services and may include adjustments for customer allowances and rebates. Customer allowances and rebates consist primarily of volume discounts and other short-term incentive programs, which are estimated at the time of sale based on historical experience and anticipated trends. Shipping and handling charges billed to customers are included in revenue and are recognized along with the related product revenue as they are considered a fulfillment cost. Sales commissions are expensed when incurred, which is generally at the time of revenue recognition. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on equipment sales and prepaid service contracts. Total deferred revenue and customer deposits were $222 million and $188 million as of December 31, 2020 and 2019, respectively, and are short-term in nature. Refer to Note 4. Operating Revenue for additional information regarding the Company's operating revenue.

Research and development expenses— Research and development expenses are recorded as expense in the year incurred. These costs were $214 million, $221 million and $233 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Advertising expenses— Advertising expenses are recorded as expense in the year incurred. These costs were $43 million, $48 million and $50 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Trade receivables— Trade receivables are net of allowances for doubtful accounts. Prior to 2018, the allowance for doubtful accounts included reserves for uncollectible accounts and customer credits. Under the new revenue guidance adopted on January 1, 2018, the reserve for customer credits is reported as a liability and included in Accrued expenses in the Statement of Financial Position. Accordingly, after January 1, 2018, the allowance for doubtful accounts was comprised of reserves for uncollectible accounts. The changes in the allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
Beginning balance	$20	$21	$43
Adoption of new revenue recognition guidance	—	—	(23)
Provision charged to expense	7	6	5
Write-offs, net of recoveries	(4)	(4)	(3)
Transfer (to)/from assets held for sale	2	(2)	—
Foreign currency translation/other	4	(1)	(1)
Ending balance	$29	$20	$21

Inventories— Inventories are stated at the lower of cost or net realizable value and include material, labor and factory overhead. The last-in, first-out ("LIFO") method is used to determine the cost of inventories at certain U.S. businesses. The first-in, first-out ("FIFO") method, which approximates current cost, is used for all other inventories. Inventories priced at LIFO were approximately 19% of total inventories as of December 31, 2020 and 23% of total inventories as of December 31, 2019. If the FIFO method was used for all inventories, total inventories would have been approximately $82 million and $89 million higher than reported at December 31, 2020 and 2019, respectively. The major classes of inventory at December 31, 2020 and 2019 were as follows:

In millions	2020	2019
Raw material	$454	$452
Work-in-process	136	131
Finished goods	681	670
LIFO reserve	(82)	(89)
Total inventories	$1,189	$1,164

Net plant and equipment— Net plant and equipment are stated at cost, less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred. Net plant and equipment consisted of the following at December 31, 2020 and 2019:

In millions	2020	2019
Land	$204	$186
Buildings and improvements	1,432	1,357
Machinery and equipment	3,824	3,551
Construction in progress	133	133
Gross plant and equipment	5,593	5,227
Accumulated depreciation	(3,816)	(3,498)
Net plant and equipment	$1,777	$1,729

The Company's U.S. businesses primarily compute depreciation on an accelerated basis. The majority of the Company's international businesses compute depreciation on a straight-line basis. The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years

Depreciation was $273 million, $267 million and $272 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

When performing its annual impairment assessment, the Company evaluates the goodwill assigned to each of its reporting units for potential impairment by comparing the estimated fair value of the relevant reporting unit to the carrying value. The Company uses various Level 2 and Level 3 valuation techniques to determine the fair value of its reporting units, including discounting estimated future cash flows based on a cash flow forecast prepared by the relevant reporting unit and market multiples of relevant public companies. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment loss is recorded for the difference.

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

Accrued warranties— The Company accrues for product warranties based on historical experience. The changes in accrued warranties for the years ended December 31, 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
Beginning balance	$45	$45	$45
Charges	(34)	(44)	(49)
Provision charged to expense	33	44	50
Foreign currency translation	1	—	(1)
Ending balance	$45	$45	$45

New Accounting Pronouncements

Adopted in 2018

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to change the criteria for revenue recognition. The core principle of the new guidance is that revenue should be recognized to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company's sales arrangements with customers are predominantly short-term in nature and generally provide for transfer of control and risks and rewards of ownership at the time of product shipment or delivery of service. As such, the timing of revenue recognition under both the prior and new guidance is the same for the majority of the Company's transactions. Effective January 1, 2018, the Company adopted the new revenue recognition guidance under the modified retrospective method and recorded a cumulative-effect adjustment reducing retained earnings by $9 million as of January 1, 2018.

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

Adopted in 2019

In February 2016, the FASB issued authoritative guidance to change the criteria for recognizing leasing transactions. The primary change under the new guidance is that a lessee is required to recognize a lease liability and corresponding right-of-use asset for its operating leases. The new guidance also requires additional disclosures. Effective January 1, 2019, the Company adopted the new guidance prospectively for all operating lease transactions as of and after the effective date with a noncancellable lease term greater than one year. Upon adoption, the Company recorded an operating lease liability of $205 million and a corresponding right-of-use asset. The new guidance did not have a material impact on the results of operations or cash flows for the year ended December 31, 2019. Refer to Note 9. Leases for additional information regarding the Company's lease transactions.

Adopted in 2020

In June 2016, the FASB issued authoritative guidance which changes the methodology used to measure credit losses for certain financial instruments. Under prior guidance, credit loss reserves were estimated based on historical information. The new guidance requires credit loss reserves to reflect the estimated credit losses expected to be incurred over the life of the financial asset. The Company adopted this new guidance effective January 1, 2020 and applied it prospectively, which did not have a material impact on the Company's results of operations or financial position.

In January 2017, the FASB issued authoritative guidance which simplifies the assessment of goodwill for impairment. Under prior guidance, when the estimated fair value of a reporting unit was less than its carrying value, the fair value of the goodwill was determined by valuing the other assets and liabilities of the reporting unit. Under the new guidance, the requirement to determine the fair value of goodwill has been eliminated, and an impairment charge is recognized for the amount that the carrying value of the reporting unit exceeds its fair value. Effective January 1, 2020, the Company adopted the new guidance prospectively and applied the new guidance during its annual assessment of goodwill in the third quarter of 2020. The adoption of this new accounting guidance had no impact on the Company's results of operations or financial position. Refer to Note 8. Goodwill and Intangible Assets for additional information regarding the Company's annual assessment of goodwill.

In August 2018, the FASB issued new accounting guidance which revised certain annual disclosure requirements for defined benefit pension and other postretirement plans with the objective of improving the effectiveness of these disclosures. The new guidance eliminates several existing disclosure requirements, adds or expands other disclosures, and is required to be applied retrospectively to all periods presented. The Company adopted the new guidance for the year ended December 31, 2020, which resulted in modified disclosures. Refer to Note 11. Pension and Other Postretirement Benefits for disclosures related to the Company's defined benefit pension and other postretirement benefit plans.

In December 2019, the FASB issued authoritative guidance which simplifies certain aspects of the accounting for income taxes, including the elimination of an exception to the methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated full year loss. The Company early adopted this new guidance effective January 1, 2020 and applied it prospectively, which did not have a material impact on the Company's results of operations or financial position.

(2)    Novel Coronavirus (COVID-19)

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company's global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 continued to spread and impact the countries in which the Company operates and the markets the Company serves. The Company expects the disruptions caused by the COVID-19 outbreak to continue to have an adverse impact on the Company's operating results in 2021. However, the full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company’s operations continues to be highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers.

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

Operating revenue related to businesses divested in 2019 that was included in the Company's results of operations for the twelve months ended December 31, 2019 and 2018 was $134 million and $194 million, respectively. The operating revenue for the twelve months ended December 31, 2019 of $134 million related to the businesses divested in 2019 included $62 million in the Welding segment, $58 million in the Test & Measurement and Electronics segment, and $14 million in the Specialty Products segment.

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

In the first quarter of 2020, the Company concluded that the sales of the one business in the Automotive OEM segment and the one business in the Specialty Products segment previously held for sale were no longer probable of being completed within one year, primarily due to the disruptions and economic uncertainty resulting from the COVID-19 pandemic. In the third quarter of 2020, the Company concluded that the sale of the remaining held for sale business in the Test & Measurement and Electronics segment was no longer probable of being completed within one year due to delays in the sale process and ongoing economic uncertainty resulting from the COVID-19 pandemic. Accordingly, these businesses were no longer presented as held for sale in the Statement of Financial Position beginning in the first and third quarters of 2020, respectively. As of December 31, 2020, no businesses were presented as held for sale. Due to the COVID-19 pandemic in 2020, the Company has deferred any further significant divestiture activity until market conditions normalize.

(4)     Operating Revenue

The Company's 83 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the twelve months ended December 31, 2020, 2019 and 2018 was as follows:

In millions	2020	2019	2018
Automotive OEM	$2,571	$3,063	$3,338
Food Equipment	1,739	2,188	2,214
Test & Measurement and Electronics	1,963	2,121	2,171
Welding	1,384	1,638	1,691
Polymers & Fluids	1,622	1,669	1,724
Construction Products	1,652	1,625	1,700
Specialty Products	1,660	1,825	1,951
Intersegment revenue	(17)	(20)	(21)
Total operating revenue	$12,574	$14,109	$14,768

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

Food Equipment— This segment is a highly focused and branded industry leader in commercial food equipment differentiated by innovation and integrated service offerings. This segment primarily serves the food service, food retail and food institutional/restaurant markets. Products in this segment include:

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

Test & Measurement and Electronics— This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, industrial capital goods, automotive original equipment manufacturers and tiers, energy and consumer durables markets. Products in this segment include:

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

Specialty Products— This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, industrial capital goods and printing and publishing markets. Products in this segment include:

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

(5)     Other Income (Expense)

Other income (expense) for the twelve months ended December 31, 2020, 2019 and 2018 consisted of the following:

In millions	2020	2019	2018
Interest income	$17	$29	$35
Other net periodic benefit income	13	24	20
Income (loss) from investments	8	15	9
Gain (loss) on disposal of operations and affiliates	—	44	(2)
Equity income in Wilsonart	—	—	—
Gain (loss) on foreign currency transactions, net	(5)	(10)	(1)
Other, net	(5)	5	6
Total other income (expense)	$28	$107	$67

Refer to Note 3. Divestitures for further information regarding the Gain (loss) on disposal of operations and affiliates of $44 million for the twelve months ended December 31, 2019.

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

(6)     Income Taxes

Noncurrent income taxes payable— On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Act") was enacted in the United States. The provisions of the Act significantly revised the U.S. corporate income tax rules. In connection with the enactment of the Act, the Company recorded a one-time additional income tax expense of $676 million in the fourth quarter of 2017 related to a one-time repatriation tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. A portion of the resulting income taxes payable can be paid in installments over eight years. The noncurrent income taxes payable related to the one-time repatriation tax was $413 million and $462 million as of December 31, 2020 and 2019, respectively.

Provision for income taxes— The components of the provision for income taxes for the twelve months ended December 31, 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
U.S. federal income taxes:
Current	$301	$356	$373
Deferred	(54)	(26)	(15)
Total U.S. federal income taxes	247	330	358
Foreign income taxes:
Current	276	302	358
Deferred	15	53	49
Total foreign income taxes	291	355	407
State income taxes:
Current	48	77	66
Deferred	9	5	—
Total state income taxes	57	82	66
Total provision for income taxes	$595	$767	$831

Income before taxes for domestic and foreign operations for the twelve months ended December 31, 2020, 2019 and 2018 was as follows:

In millions	2020	2019	2018
Domestic	$1,419	$1,774	$1,774
Foreign	1,285	1,514	1,620
Total income before taxes	$2,704	$3,288	$3,394

The reconciliation between the U.S. federal statutory tax rate and the effective tax rate for the twelve months ended December 31, 2020, 2019 and 2018 was as follows:

	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
U.S. tax effect of foreign earnings	1.0	1.1	1.5
Changes in tax law	(1.5)	—	(0.1)
State income taxes, net of U.S. federal tax benefit	1.9	1.7	1.6
Differences between U.S. federal statutory and foreign tax rates	2.0	2.0	2.1
Nontaxable foreign interest income	(2.0)	(1.4)	(1.7)
Tax effect of foreign dividends	1.6	0.2	1.0
Foreign derived intangible income	(1.3)	(0.1)	(0.7)
Excess tax benefits from stock-based compensation	(1.0)	(0.9)	(0.3)
Other, net	0.3	(0.3)	0.1
Effective tax rate	22.0%	23.3%	24.5%

The Company's effective tax rate for the twelve months ended December 31, 2020, 2019 and 2018 was 22.0%, 23.3% and 24.5%, respectively. The 2019 effective tax rate benefited from a discrete tax benefit of $21 million in the third quarter for the U.S. federal provision to return adjustment resulting primarily from changes in estimates related to the Act. The 2018 effective tax rate benefited from a discrete tax benefit of $37 million in the third quarter related to the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary, which was partially offset by a discrete tax charge of $22 million in the third quarter related to foreign tax credits. Additionally, the effective tax rates for 2020, 2019 and 2018 included $27 million, $28 million and $10 million, respectively, related to excess tax benefits from stock-based compensation.

Upon repatriation of foreign earnings to the U.S., the Company may be subject to foreign withholding taxes. The accrual for foreign withholding taxes related to the expected repatriation of foreign held cash and equivalents as of December 31, 2020 and 2019 was $55 million and $62 million, respectively.

Deferred foreign withholding taxes have not been provided on undistributed earnings considered permanently invested. As of December 31, 2020, undistributed earnings of certain international subsidiaries that are considered permanently invested were approximately $6 billion. Determination of the related deferred tax liability is not practicable because of the complexities associated with the hypothetical calculation.

Deferred tax assets and liabilities— The components of deferred income tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	2020		2019
In millions	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$292	$(476)	$202	$(453)
Inventory reserves, capitalized tax cost and LIFO inventory	31	(3)	29	(3)
Investments	10	(156)	16	(158)
Plant and equipment	16	(91)	17	(74)
Accrued expenses and reserves	37	—	42	—
Employee benefit accruals	168	—	176	—
Foreign tax credit carryforwards	12	—	7	—
Net operating loss carryforwards	418	—	419	—
Capital loss carryforwards	88	—	80	—
Allowances for uncollectible accounts	10	—	9	—
Pension liabilities	—	(27)	—	(15)
Unrealized loss (gain) on foreign debt instruments	29	—	—	(57)
Operating leases	48	(48)	45	(45)
Other	32	(18)	32	(13)
Gross deferred income tax assets (liabilities)	1,191	(819)	1,074	(818)
Valuation allowances	(427)	—	(408)	—
Total deferred income tax assets (liabilities)	$764	$(819)	$666	$(818)

The valuation allowances recorded as of December 31, 2020 and 2019 related primarily to certain net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. As of December 31, 2020, the Company had utilized all realizable foreign tax credit carryforwards.

As of December 31, 2020, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross Carryforwards
Related to Net
In millions	Operating Losses
2021	$80
2022	22
2023	5
2024	12
2025	2
2026-2046	138
Do not expire	1,396
Total gross carryforwards related to net operating losses	$1,655

Unrecognized tax benefits— The changes in the amount of unrecognized tax benefits for the twelve months ended December 31, 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
Beginning balance	$296	$297	$285
Additions based on tax positions related to the current year	74	6	3
Additions for tax positions of prior years	39	13	49
Reductions for tax positions of prior years	(47)	(14)	(31)
Settlements	(23)	(5)	(5)
Foreign currency translation	7	(1)	(4)
Ending balance	$346	$296	$297

Included in the balance as of December 31, 2020 were approximately $312 million of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $89 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2017-2020
United Kingdom	2017-2020
Germany	2015-2020
France	2017-2020
Australia	2013-2020

The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties as of December 31, 2020 and 2019 was $34 million and $19 million, respectively.

(7)     Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the twelve months ended December 31, 2020, 2019 and 2018 was as follows:

In millions except per share amounts	2020	2019	2018
Net Income	$2,109	$2,521	$2,563
Net income per share—Basic:
Weighted-average common shares	316.9	323.9	335.0
Net income per share—Basic	$6.66	$7.78	$7.65
Net income per share—Diluted:
Weighted-average common shares	316.9	323.9	335.0
Effect of dilutive stock options and restricted stock units	1.4	1.7	2.1
Weighted-average common shares assuming dilution	318.3	325.6	337.1
Net income per share—Diluted	$6.63	$7.74	$7.60

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.5 million, 0.9 million and 0.5 million antidilutive options outstanding as of December 31, 2020, 2019 and 2018, respectively.

(8)     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2020 and 2019 were as follows:

In millions	Automotive OEM	Test & Measurement and Electronics	Food Equipment	Polymers & Fluids	Welding	Construction Products	Specialty Products	Total
Balance, December 31, 2018	$476	$1,352	$259	$889	$263	$513	$881	$4,633
Acquisitions / (divestitures)	—	2	—	—	—	—	(1)	1
Transfer to assets held for sale	(5)	(109)	—	—	(4)	—	(8)	(126)
Foreign currency translation	(5)	—	(3)	(2)	(1)	(1)	(4)	(16)
Balance, December 31, 2019	466	1,245	256	887	258	512	868	4,492
Transfer from assets held for sale	5	83	—	—	—	—	7	95
Foreign currency translation	20	19	15	6	9	19	15	103
Balance, December 31, 2020	$491	$1,347	$271	$893	$267	$531	$890	$4,690
Cumulative goodwill impairment charges, December 31, 2020	$24	$83	$60	$15	$5	$7	$46	$240

Intangible assets as of December 31, 2020 and 2019 were as follows:

	2020			2019
In millions	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,692	$(1,396)	$296	$1,530	$(1,195)	$335
Trademarks and brands	742	(505)	237	694	(434)	260
Patents and proprietary technology	606	(542)	64	581	(501)	80
Other	487	(463)	24	449	(433)	16
Total amortizable intangible assets	3,527	(2,906)	621	3,254	(2,563)	691
Indefinite-lived intangible assets:
Trademarks and brands	160	—	160	160	—	160
Total intangible assets	$3,687	$(2,906)	$781	$3,414	$(2,563)	$851

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2020, 2019 and 2018. There were no impairment charges as a result of these assessments.

For the twelve months ended December 31, 2020, 2019 and 2018, amortization expense of intangible assets was $154 million, $159 million and $189 million, respectively.

As of December 31, 2020, the estimated future amortization expense of intangible assets for the twelve months ending December 31 was as follows:

In millions
2021	$128
2022	115
2023	95
2024	78
2025	54

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

The Company's lease transactions are primarily for the use of facilities, vehicles and equipment under operating lease arrangements. Total rental expense for operating leases for the twelve months ended December 31, 2020, 2019 and 2018 was $113 million, $113 million and $124 million, respectively. Total rental expense for the twelve months ended December 31, 2020 and 2019 included $48 million and $44 million, respectively, related to short-term operating leases and variable lease payments. Short-term operating leases have original terms of one year or less, or can be terminated at the Company's option with a short notice period and without significant penalty, and are not capitalized.

The following table summarizes information related to the Company's capitalized operating leases for the twelve months ended December 31, 2020 and 2019:

Dollars in millions	2020	2019
Right-of-use assets	$216	$206

Current portion of operating lease liabilities	$55	$51
Long-term portion of operating lease liabilities	133	128
Operating lease liabilities	$188	$179

Rental expense related to capitalized operating leases	$65	$69
Cash paid related to maturities of operating lease liabilities	$64	$70
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$65	$50

Weighted-average remaining lease term	4.1 years	4.6 years
Weighted-average discount rate	2.34%	2.59%

The right-of-use assets related to operating leases and the current and long-term portions of operating lease liabilities were included in Other assets, Accrued expenses and Other liabilities, respectively, in the Statement of Financial Position. The weighted-average discount rate was based on the incremental borrowing rate of the Company and its subsidiaries. As of December 31, 2020, future maturities of operating lease liabilities for the twelve months ending December 31 were as follows:

In millions
2021	$58
2022	49
2023	37
2024	25
2025	14
2026 and future years	15
Total future minimum lease payments	198
Less: Imputed interest	(10)
Operating lease liabilities	$188

(10)     Debt

Total debt as of December 31, 2020 and 2019 was as follows:

In millions	2020	2019
Short-term debt	$350	$4
Long-term debt	7,772	7,754
Total debt	$8,122	$7,758

Short-term debt— Short-term debt represents obligations with a maturity date of one year or less and is stated at cost which approximates fair value. Short-term debt also includes current maturities of long-term debt that have been reclassified to short-term.

As of December 31, 2020, short-term debt included $350 million related to the 3.375% notes due September 15, 2021. As of December 31, 2019, short-term debt included $4 million related to the 4.88% notes due through December 31, 2020, which was repaid by the due date. There was no commercial paper outstanding as of December 31, 2020 and 2019.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the third quarter of 2019, the Company entered into a $2.5 billion, five-year revolving credit facility with a termination date of September 27, 2024 to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of December 31, 2020. The Company was also in compliance with the financial covenants of the revolving credit facility as of December 31, 2020, which included a minimum interest coverage ratio. The Company did not have any commercial paper outstanding during 2020. The weighted-average interest rate on commercial paper was 2.5% for the twelve months ended December 31, 2019.

As of December 31, 2020, the Company had unused capacity of approximately $195 million under international debt facilities.

Long-term debt— Long-term debt represents obligations with a maturity date greater than one year, and excludes current maturities that have been reclassified to short-term debt. Long-term debt at carrying value and fair value as of December 31, 2020 and 2019 consisted of the following:

		2020		2019
In millions	Effective Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
4.88% notes due thru December 31, 2020	4.96%	$—	$—	$4	$4
3.375% notes due September 15, 2021	3.43%	350	355	349	358
1.75% Euro notes due May 20, 2022	1.86%	609	625	558	584
1.25% Euro notes due May 22, 2023	1.35%	609	631	558	584
3.50% notes due March 1, 2024	3.54%	698	764	697	742
0.25% Euro notes due December 5, 2024	0.31%	729	745	668	677
2.65% notes due November 15, 2026	2.69%	994	1,108	993	1,032
0.625% Euro notes due December 5, 2027	0.71%	605	639	554	570
2.125% Euro notes due May 22, 2030	2.18%	606	732	555	644
1.00% Euro notes due June 5, 2031	1.09%	602	671	552	580
3.00% Euro notes due May 19, 2034	3.13%	598	830	548	724
4.875% notes due September 15, 2041	4.97%	637	912	637	829
3.90% notes due September 1, 2042	3.96%	1,082	1,397	1,082	1,283
Other borrowings		3	3	3	3
Total		$8,122	$9,412	$7,758	$8,614
Less: Current maturities of long-term debt		(350)		(4)
Total long-term debt		$7,772		$7,754

The approximate fair values of the Company’s long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs, which included market rates for comparable instruments for the respective periods.

In 2005, the Company issued $54 million of 4.88% notes due through December 31, 2020 at 100% of face value, which were fully repaid by the due date.

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

All of the Company's notes listed above represent senior unsecured obligations ranking equal in right of payment. As of December 31, 2020, scheduled future maturities of long-term debt, including current maturities of long-term debt, for the twelve months ending December 31 were as follows:

In millions
2021	$350
2022	609
2023	609
2024	1,427
2025	—
2026 and future years	5,127
Total	$8,122

(11)     Pension and Other Postretirement Benefits

The Company has both funded and unfunded defined benefit pension and other postretirement benefit plans, predominately in the U.S. The U.S. primary pension plan provides benefits based on years of service and final average salary. The U.S. primary postretirement health care plan is contributory with the participants' contributions adjusted annually. The U.S. primary postretirement life insurance plan is noncontributory. Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company's expense related to defined contribution plans was $85 million in 2020, $86 million in 2019, and $82 million in 2018. In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Canada, Germany and Switzerland.

Summarized information regarding net periodic benefit cost included in the Statement of Income related to the Company's significant defined benefit pension and other postretirement benefit plans for the twelve months ended December 31, 2020, 2019 and 2018 is as follows:

	Pension			Other Postretirement Benefits
In millions	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$55	$52	$60	$8	$7	$8
Interest cost	60	78	72	16	20	18
Expected return on plan assets	(113)	(121)	(126)	(24)	(22)	(25)
Amortization of actuarial (gain) loss	47	21	43	(1)	(1)	(2)
Amortization of prior service cost	2	1	—	—	—	—
Total net periodic benefit cost	$51	$31	$49	$(1)	$4	$(1)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company used the updated mortality improvement scales from the Society of Actuaries, MP-2020 and MP-2019, to measure its U.S. pension and other postretirement benefit obligations as of December 31, 2020 and 2019, respectively, which did not have a significant impact in either period.

The following table provides a rollforward of the plan benefit obligations for the twelve months ended December 31, 2020 and 2019:

	Pension		Other Postretirement Benefits
In millions	2020	2019	2020	2019
Change in benefit obligation:
Beginning balance	$2,731	$2,429	$570	$511
Service cost	55	52	8	7
Interest cost	60	78	16	20
Plan participants' contributions	1	2	10	12
Amendments	1	—	—	—
Actuarial (gain) loss	205	295	26	61
Transfer to liabilities held for sale	—	(2)	—	—
Benefits paid	(160)	(156)	(41)	(42)
Medicare subsidy received	—	—	2	1
Foreign currency translation	46	33	—	—
Ending balance	$2,939	$2,731	$591	$570
Accumulated benefit obligation as of December 31	$2,792	$2,589

For the years ended December 31, 2020 and 2019, the actuarial loss for the Company's pension and other postretirement benefit plans was primarily related to lower discount rates. Refer to the Assumptions section below for further details related to the discount rates used in the valuations of pension and other postretirement benefit obligations.

The following table provides a rollforward of the plan assets and a reconciliation of funded status for the twelve months ended December 31, 2020 and 2019:

	Pension		Other Postretirement Benefits
In millions	2020	2019	2020	2019
Change in plan assets:
Beginning balance	$2,844	$2,550	$374	$333
Actual return on plan assets	343	379	55	66
Company contributions	26	27	4	5
Plan participants' contributions	1	2	10	12
Benefits paid	(160)	(156)	(41)	(42)
Foreign currency translation	42	42	—	—
Ending balance	$3,096	$2,844	$402	$374
Reconciliation of funded status:
Funded status	$157	$113	$(189)	$(196)
Other immaterial plans	(54)	(42)	(5)	(5)
Net asset (liability) as of December 31	$103	$71	$(194)	$(201)
The amounts recognized in the Statement of Financial Position as of December 31 consist of:
Other assets	$355	$297	$—	$—
Accrued expenses	(11)	(11)	(3)	(3)
Other noncurrent liabilities	(241)	(215)	(191)	(198)
Net asset (liability) as of December 31	$103	$71	$(194)	$(201)
The pre-tax amounts recognized in accumulated other comprehensive (income) loss consist of:
Net actuarial (gain) loss	$495	$568	$(39)	$(35)
Prior service cost	6	7	—	—
Pre-tax accumulated other comprehensive (income) loss as of December 31	$501	$575	$(39)	$(35)

As of December 31, 2020 and 2019, pension plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $212 million and $194 million, respectively, and plan assets of $32 million and $29 million, respectively. As of December 31, 2020 and 2019, pension plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $205 million and $188 million, respectively, and plan assets of $32 million and $29 million, respectively.

Assumptions— The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Assumptions used to determine benefit obligations as of December 31:
Discount rate	1.89%	2.61%	3.66%	2.59%	3.29%	4.40%
Rate of compensation increases	3.24%	3.44%	3.52%
Interest crediting rate - U.S. cash balance plan	3.75%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost for the twelve months ended December 31:
Discount rate	2.61%	3.66%	3.12%	3.29%	4.40%	3.72%
Expected return on plan assets	4.33%	4.71%	4.77%	6.70%	6.70%	6.80%
Rate of compensation increases	3.44%	3.52%	3.54%
Interest crediting rate - U.S. cash balance plan	4.00%	4.00%	4.00%

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

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation as of December 31 were as follows:

	2020	2019	2018
Health care cost trend rate assumed for the next year	7.00%	6.70%	7.00%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2027	2026	2026

Plan assets— The Company's overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risk at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes, securities and investment managers. The target allocations for plan assets are 15% to 25% equity investments, 75% to 85% fixed income investments and 0% to 10% in other types of investments. The Company does not use derivatives for the purpose of speculation, leverage, circumventing investment guidelines or taking risks that are inconsistent with specified guidelines.

The assets in the Company's postretirement health care plan are primarily invested in life insurance policies. The Company's overall investment strategy for the assets in the postretirement health care fund is to invest in assets that provide a reasonable tax exempt rate of return while preserving capital.

The following tables present the fair value of the Company's pension and other postretirement benefit plan assets as of December 31, 2020 and 2019, by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument’s categorization is based on the lowest level of input that is significant to the fair value measurement.

	2020
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$75	$61	$14	$—
Fixed income securities:
Government securities	373	—	373	—
Corporate debt securities	1,043	—	1,043	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Collective trust funds	1,577
Partnerships/private equity interests	22
Other	5	—	5	—
Total fair value of pension plan assets	$3,096	$61	$1,435	$1

Other Postretirement Benefit Plan Assets:
Life insurance policies	$402
Total fair value of other postretirement benefit plan assets	$402	$—	$—	$—

	2019
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$28	$27	$1	$—
Fixed income securities:
Government securities	355	—	355	—
Corporate debt securities	969	—	969	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Collective trust funds	1,460
Partnerships/private equity interests	27
Other	4	—	4	—
Total fair value of pension plan assets	$2,844	$27	$1,329	$1

Other Postretirement Benefit Plan Assets:
Life insurance policies	$374
Total fair value of other postretirement benefit plan assets	$374	$—	$—	$—

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

Cash flows— The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $28 million to its pension plans and $4 million to its other postretirement benefit plans in 2021. As of December 31, 2020, the Company’s portion of the future benefit payments that are expected to be paid during the twelve months ending December 31 is as follows:

In millions	Pension	Other Postretirement Benefits
2021	$155	$34
2022	159	35
2023	166	35
2024	169	35
2025	172	35
Years 2026-2030	836	171

(12)     Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, product liability (including toxic tort) and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other similar matters. The Company believes resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or future operations.

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

On August 3, 2018, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 6.7 million shares of its common stock at an average price of $158.11 per share during 2019 and approximately 4.2 million shares of its common stock at an average price of $167.69 per share during the first quarter of 2020. As of December 31, 2020, there were approximately $1.2 billion of authorized repurchases remaining under the 2018 program. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020.

Cash Dividends— Cash dividends declared were $4.42 per share in 2020, $4.14 per share in 2019 and $3.56 per share in 2018. Cash dividends paid were $4.35 per share in 2020, $4.07 per share in 2019 and $3.34 per share in 2018.

Accumulated other comprehensive income (loss)— The changes in accumulated other comprehensive income (loss) during 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
Beginning balance	$(1,705)	$(1,677)	$(1,287)

Adoption of new accounting guidance related to reclassification of certain tax effects	—	—	(45)

Foreign currency translation adjustments during the period	(82)	7	(308)
Foreign currency translation adjustments reclassified to income	—	—	5
Income taxes	86	(9)	(25)
Total foreign currency translation adjustments, net of tax	4	(2)	(328)

Pension and other postretirement benefit adjustments during the period	30	(54)	(64)
Pension and other postretirement benefit adjustments reclassified to income	48	21	41
Income taxes	(19)	7	6
Total pension and other postretirement benefit adjustments, net of tax	59	(26)	(17)

Ending balance	$(1,642)	$(1,705)	$(1,677)

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

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The cumulative unrealized pre-tax gain (loss) recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was a loss of $120 million as of December 31, 2020 and a gain of $239 million as of December 31, 2019.

As of December 31, 2020 and 2019, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.3 billion and $1.3 billion, respectively, and after-tax unrecognized pension and other postretirement benefits costs of $331 million and $390 million, respectively.

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

Commencing in February 2013, the Company began issuing shares from treasury stock to cover the exercised options and vested RSUs. Prior to February 2013, the Company generally issued new shares from its authorized but unissued share pool. As of December 31, 2020, approximately 10 million shares of ITW common stock were reserved for issuance under these plans.

The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards. The following table summarizes the Company's stock-based compensation expense for the twelve months ended December 31, 2020, 2019 and 2018:

In millions	2020	2019	2018
Pre-tax stock-based compensation expense	$42	$41	$40
Tax benefit	(5)	(5)	(5)
Total stock-based compensation expense, net of tax	$37	$36	$35

The following table summarizes activity related to non-vested RSUs for the twelve months ended December 31, 2020:

Shares in millions	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2020	0.5	$144.92
Granted	0.2	178.49
Vested	(0.2)	129.10
Unvested, December 31, 2020	0.5	164.76

The following table summarizes stock option activity for the twelve months ended December 31, 2020:

In millions except exercise price and contractual terms	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2020	3.7	$106.57
Granted	0.5	187.86
Exercised	(1.0)	75.54
Under option, December 31, 2020	3.2	128.81	6.2	$240
Exercisable, December 31, 2020	2.0	107.43	5.0	$191

The fair value of RSUs is equal to the common stock fair market value on the date of the grant. RSUs provide for dividend equivalents payable in additional RSUs for dividends that would have been paid during the vesting period. Stock option exercise prices are equal to the common stock fair market value on the date of grant. The Company estimates forfeitures based on historical rates for awards with similar characteristics. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the option valuations for the twelve months ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Risk-free interest rate	1.41-1.59%	2.50-2.68%	2.07-3.06%
Weighted-average volatility	21.0%	22.0%	22.0%
Dividend yield	2.56%	2.20%	2.10%
Expected years until exercise	9.1-9.6	8.7-9.0	7.5-8.4

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

The weighted-average grant-date fair value of stock options granted for the twelve months ended December 31, 2020, 2019 and 2018 was $35.45, $34.36 and $38.34 per share, respectively. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2020, 2019 and 2018 was $114 million, $127 million and $33 million, respectively. As of December 31, 2020, there was $10 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2 years. Exercise of stock options during the twelve months ended December 31, 2020, 2019 and 2018 resulted in cash receipts of $66 million, $85 million and $22 million, respectively. The total fair value of vested stock option awards during the twelve months ended December 31, 2020, 2019 and 2018 was $16 million, $17 million and $15 million, respectively.

As of December 31, 2020, there was $31 million of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.8 years. The total fair value of vested RSU awards during the twelve months ended December 31, 2020, 2019 and 2018 was $25 million, $20 million and $19 million, respectively.

(15)     Other Balance Sheet Information

Other balance sheet information as of December 31, 2020 and 2019 was as follows:

In millions	2020	2019
Prepaid expenses and other current assets:
Value-added-tax receivables	$72	$73
Income tax refunds receivable	43	77
Vendor advances	30	25
Other	119	121
Total prepaid expenses and other current assets	$264	$296

Other assets:
Cash surrender value of life insurance policies	$454	$441
Prepaid pension assets	355	297
Operating lease right-of-use assets	216	206
Customer tooling	160	141
Other	123	142
Total other assets	$1,308	$1,227

Accrued expenses:
Compensation and employee benefits	$335	$335
Deferred revenue and customer deposits	222	188
Rebates	171	159
Current portion of operating lease liabilities	55	51
Warranties	45	45
Current portion of pension and other postretirement benefit obligations	14	14
Other	442	425
Total accrued expenses	$1,284	$1,217

Other liabilities:
Pension benefit obligation	$241	$215
Postretirement benefit obligation	191	198
Long-term portion of operating lease liabilities	133	128
Other	503	459
Total other liabilities	$1,068	$1,000

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

Segment information for 2020, 2019 and 2018 was as follows:

In millions	2020	2019	2018
Operating revenue:
Automotive OEM	$2,571	$3,063	$3,338
Food Equipment	1,739	2,188	2,214
Test & Measurement and Electronics	1,963	2,121	2,171
Welding	1,384	1,638	1,691
Polymers & Fluids	1,622	1,669	1,724
Construction Products	1,652	1,625	1,700
Specialty Products	1,660	1,825	1,951
Intersegment revenue	(17)	(20)	(21)
Total	$12,574	$14,109	$14,768
Operating income:
Automotive OEM	$457	$659	$751
Food Equipment	342	578	572
Test & Measurement and Electronics	507	542	523
Welding	376	453	474
Polymers & Fluids	402	381	369
Construction Products	421	383	414
Specialty Products	432	472	522
Total segments	2,937	3,468	3,625
Unallocated	(55)	(66)	(41)
Total	$2,882	$3,402	$3,584
Depreciation and amortization and impairment of intangible assets:
Automotive OEM	$131	$125	$123
Food Equipment	41	41	44
Test & Measurement and Electronics	75	69	88
Welding	24	26	27
Polymers & Fluids	72	77	83
Construction Products	31	29	32
Specialty Products	53	59	64
Total	$427	$426	$461
Plant and equipment additions:
Automotive OEM	$79	$134	$184
Food Equipment	34	35	28
Test & Measurement and Electronics	23	26	31
Welding	27	28	23
Polymers & Fluids	16	18	15
Construction Products	21	29	25
Specialty Products	36	56	58
Total	$236	$326	$364
Identifiable assets:
Automotive OEM	$2,302	$2,417	$2,388
Food Equipment	983	1,042	1,019
Test & Measurement and Electronics	2,239	2,374	2,343
Welding	700	734	789
Polymers & Fluids	1,855	1,862	1,942
Construction Products	1,239	1,176	1,167
Specialty Products	1,635	1,656	1,687
Total segments	10,953	11,261	11,335
Corporate	4,659	3,807	3,535
Total	$15,612	$15,068	$14,870
Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

Enterprise-wide information for the twelve months ended December 31, 2020, 2019 and 2018 was as follows:

In millions	2020	2019	2018
Operating Revenue by Geographic Region:
United States	$5,834	$6,507	$6,562
Canada/Mexico	778	972	1,050
Total North America	6,612	7,479	7,612
Europe, Middle East and Africa	3,447	3,920	4,241
Asia Pacific	2,291	2,400	2,573
South America	224	310	342
Total operating revenue	$12,574	$14,109	$14,768

Operating revenue by geographic region is based on the customers' locations. As of December 31, 2020 and 2019, the Company had approximately 42% and 40%, respectively, of its total net plant and equipment in the United States. As of December 31, 2020 and 2019, the Company had approximately 10% and 11%, respectively, of its total net plant and equipment in China. As of December 31, 2020, the Company had approximately 10% of its total net plant and equipment in Germany. No single customer accounted for more than 5% of consolidated revenues for the twelve months ended December 31, 2020, 2019 or 2018.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited quarterly financial data included as supplementary data reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
In millions except per share amounts	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenue	$3,228	$3,552	$2,564	$3,609	$3,307	$3,479	$3,475	$3,469
Cost of revenue	1,871	2,059	1,594	2,099	1,910	2,007	2,000	2,022
Operating income	761	839	449	871	789	868	883	824
Net income	566	597	319	623	582	660	642	641
Net income per share:
Basic	$1.78	$1.82	$1.01	$1.92	$1.84	$2.05	$2.03	$2.00
Diluted	1.77	1.81	1.01	1.91	1.83	2.04	2.02	1.99

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2020. Based on such evaluation, the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2020 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company who are standing for reelection and any persons nominated to become Directors of the Company is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Board of Directors and Its Committees" and "Audit Committee Report" in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."

Information regarding the Company's code of ethics that applies to the Company's Chairman & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption "Proposal 1 - Election of Directors - Corporate Governance Policies and Practices" in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the information under the captions "NEO Compensation," "Proposal 1 - Election of Directors - Director Compensation," and "Compensation Discussion and Analysis" in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Ownership of ITW Stock" and "NEO Compensation - Equity Compensation Plan Information" in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Ownership of ITW Stock," "Certain Relationships and Related Party Transactions" and "Proposal 1 - Election of Directors - Corporate Governance Policies and Practices" in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Information regarding director independence is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Corporate Governance Policies and Practices" and "Appendix A - Categorical Standards for Director Independence" in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services

This information is incorporated by reference from the information under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

3(a)(i)
Amended and Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

3(a)(ii)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Illinois Tool Works Inc., filed as Exhibit 3(a)(ii) to the Company's Current Report on Form 8-K filed on May 12, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

3(b)
By-laws of Illinois Tool Works Inc., as amended and restated as of May 6, 2016, filed as Exhibit 3(b)(i) to the Company's Current Report on Form 8-K filed on May 12, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

4(a)
Indenture between Illinois Tool Works Inc. and The First National Bank of Chicago, as Trustee, dated as of November 1, 1986, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed on August 7, 2020 (Commission File No. 333-242331) and incorporated herein by reference.

4(b)
First Supplemental Indenture between Illinois Tool Works Inc. and Harris Trust and Savings Bank, as Trustee, dated as of May 1, 1990, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3 filed on August 7, 2020 (Commission File No. 333-242331) and incorporated herein by reference.

4(c)
Officers' Certificate dated August 31, 2011, establishing the terms, and setting forth the forms, of the 3.375% Notes due 2021 and the 4.875% Notes due 2041, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 1, 2011 (Commission File No. 001-04797) and incorporated herein by reference.

4(d)
Officers' Certificate dated August 28, 2012, establishing the terms, and setting forth the forms, of the 3.9% Notes due 2042, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 28, 2012 (Commission File No. 001-4797) and incorporated herein by reference.

4(e)
Officers' Certificate dated February 25, 2014, establishing the terms, and setting forth the forms, of the 0.9% Notes due 2017, the 1.95% Notes due 2019, and the 3.5% Notes due 2024, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 26, 2014 (Commission File No. 001-04797) and incorporated herein by reference.

Exhibit Number	Description
4(f)
Officers' Certificate dated May 20, 2014, establishing the terms, and setting forth the forms, of the 1.75% Euro Notes due 2022 and the 3.0% Euro Notes due 2034, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 22, 2014 (Commission File No. 001-04797) and incorporated herein by reference.

4(g)
Officers' Certificate dated May 19, 2015, establishing the terms, and setting forth the forms, of the 1.25% Euro Notes due 2023 and the 2.125% Euro Notes due 2030, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 22, 2015 (Commission File No. 001-04797) and incorporated herein by reference.

4(h)
Officers' Certificate dated November 7, 2016, establishing the terms, and setting forth the forms, of the 2.65% Notes due 2026, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 10, 2016 (Commission File No. 001-04797) and incorporated herein by reference.

4(i)
Officers' Certificate dated June 5, 2019, establishing the terms, and setting forth the forms, of the 0.250% Notes due 2024, the 0.625% Notes due 2027 and the 1.000% Notes due 2031, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 5, 2019 (Commission File No. 001-04797) and incorporated herein by reference.

4(j)
Description of the Company's common stock, filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

4(k)
Description of the 1.75% Euro Notes due 2022 and 3.00% Euro Notes due 2034, filed as Exhibit 4(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

4(l)
Description of the 1.25% Euro Notes due 2023 and 2.125% Euro Notes due 2030, filed as Exhibit 4(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

4(m)
Description of the 0.250% Euro Notes due 2024, 0.625% Euro Notes due 2027 and 1.00% Euro Notes due 2031, filed as Exhibit 4(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

10(a)
Five Year Credit Agreement dated as of September 27, 2019 among Illinois Tool Works Inc., JPMorgan Chase Bank, N.A., as Agent, Citibank, N.A., as Syndication Agent, and a syndicate of lenders, filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on October 3, 2019 (Commission File No. 1-4797) and incorporated herein by reference.

10(b)*
Illinois Tool Works Inc. 2011 Long-Term Incentive Plan, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(c)*
Illinois Tool Works Inc. 2015 Long-Term Incentive Plan effective May 8, 2015, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (Commission File No. 1-4797) and incorporated herein by reference.

10(d)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 7, 2012 (Commission File No. 1-4797) and incorporated herein by reference.

10(e)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 13, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(f)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 9, 2016 (Commission File No. 1-4797) and incorporated herein by reference.

10(g)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10(h)*	Form of restricted stock unit terms filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10(i)*	Form of performance share unit terms filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

10(j)*	Form of performance cash grant filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 9, 2017 (Commission File No. 1-4797) and incorporated herein by reference.

Exhibit Number	Description
10(k)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 14, 2019 (Commission File No. 1-4797) and incorporated herein by reference

10(l)*	Form of performance share unit terms filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 14, 2019 (Commission File No. 1-4797) and incorporated herein by reference

10(m)*	Form of performance cash terms filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 14, 2019 (Commission File No. 1-4797) and incorporated herein by reference

10(n)*	Form of stock option terms filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10(o)*	Form of performance share unit terms filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10(p)*	Form of performance cash terms filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10(q)*	Form of restricted stock unit terms filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10(r)*
Illinois Tool Works Inc. 2011 Executive Incentive Plan, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(s)*
Illinois Tool Works Inc. Executive Contributory Retirement Income Plan as amended and restated, effective January 1, 2010, filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 1-4797) and incorporated herein by reference.

10(t)*
Illinois Tool Works Inc. Nonqualified Pension Plan, effective January 1, 2008, as amended and approved by the Board of Directors on December 22, 2008, filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-4797) and incorporated herein by reference.

10(u)*
Illinois Tool Works Inc. 2011 Change-in-Control Severance Compensation Policy, filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on December 16, 2010 (Commission File No. 1-4797) and incorporated herein by reference.

10(v)*
Illinois Tool Works Inc. Amended and Restated Directors’ Deferred Fee Plan effective May 2, 2014, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (Commission File No. 1-4797) and incorporated herein by reference.

10(w)*	Illinois Tool Works Inc. 2011 Cash Incentive Plan, filed as Exhibit 99.1 to the Company's Form 8-K filed on May 12, 2011 (Commission File No. 1-4797) and incorporated herein by reference.

10(x)*
First Amendment to the ITW Executive Contributory Retirement Income Plan dated February 15, 2013, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

21	Subsidiaries and Affiliates of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101.INS	iXBRL Instance Document**

101.SCH	iXBRL Taxonomy Extension Schema**

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase**

101.DEF	iXBRL Taxonomy Extension Definition Linkbase**

101.LAB	iXBRL Taxonomy Extension Label Linkbase**

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase**

Exhibit Number	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	The following financial information from Illinois Tool Works Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Changes in Stockholders' Equity (iv) Statement of Financial Position, (v) Statement of Cash Flows and (vi) related Notes to Financial Statements.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February 2021.

ILLINOIS TOOL WORKS INC.

By:	/s/ E. SCOTT SANTI
E. Scott Santi
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of February 2021.

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