Form 10-Q
period 2021-03-31
ILLINOIS TOOL WORKS INC
filed 2021-05-06
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at March 31, 2021: 315,882,732

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2021	2020
Operating Revenue	$3,544	$3,228
Cost of revenue	2,039	1,871
Selling, administrative, and research and development expenses	566	560
Amortization and impairment of intangible assets	34	36
Operating Income	905	761
Interest expense	(52)	(51)
Other income (expense)	12	25
Income Before Taxes	865	735
Income Taxes	194	169
Net Income	$671	$566

Net Income Per Share:
Basic	$2.12	$1.78
Diluted	$2.11	$1.77

Shares of Common Stock Outstanding During the Period:
Average	316.6	318.3
Average assuming dilution	317.9	319.7

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2021	2020
Net Income	$671	$566

Foreign currency translation adjustments, net of tax	(7)	(287)
Pension and other postretirement benefit adjustments, net of tax	11	9
Other comprehensive income (loss)	4	(278)

Comprehensive Income	$675	$288

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and equivalents	$2,484	$2,564
Trade receivables	2,662	2,506
Inventories	1,292	1,189
Prepaid expenses and other current assets	266	264
Total current assets	6,704	6,523

Net plant and equipment	1,746	1,777
Goodwill	4,632	4,690
Intangible assets	747	781
Deferred income taxes	519	533
Other assets	1,315	1,308
	$15,663	$15,612

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$350	$350
Accounts payable	589	534
Accrued expenses	1,261	1,284
Cash dividends payable	360	361
Income taxes payable	120	60
Total current liabilities	2,680	2,589

Noncurrent Liabilities:
Long-term debt	7,599	7,772
Deferred income taxes	637	588
Noncurrent income taxes payable	413	413
Other liabilities	1,058	1,068
Total noncurrent liabilities	9,707	9,841

Stockholders' Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2021 and 2020 Outstanding- 315.9 shares in 2021 and 316.7 shares in 2020	6	6
Additional paid-in-capital	1,378	1,362
Retained earnings	23,425	23,114
Common stock held in treasury	(19,897)	(19,659)
Accumulated other comprehensive income (loss)	(1,638)	(1,642)
Noncontrolling interest	2	1
Total stockholders' equity	3,276	3,182
	$15,663	$15,612

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended March 31, 2021
Balance at December 31, 2020	$6	$1,362	$23,114	$(19,659)	$(1,642)	$1	$3,182
Net income	—	—	671	—	—	—	671
Common stock issued for stock-based compensation	—	5	—	12	—	—	17
Stock-based compensation expense	—	11	—	—	—	—	11
Repurchases of common stock	—	—	—	(250)	—	—	(250)
Dividends declared ($1.14 per share)	—	—	(360)	—	—	—	(360)
Other comprehensive income (loss)	—	—	—	—	4	—	4
Noncontrolling interest	—	—	—	—	—	1	1
Balance at March 31, 2021	$6	$1,378	$23,425	$(19,897)	$(1,638)	$2	$3,276

Three Months Ended March 31, 2020
Balance at December 31, 2019	$6	$1,304	$22,403	$(18,982)	$(1,705)	$4	$3,030
Net income	—	—	566	—	—	—	566
Common stock issued for stock-based compensation	—	(3)	—	8	—	—	5
Stock-based compensation expense	—	9	—	—	—	—	9
Repurchases of common stock	—	—	—	(706)	—	—	(706)
Dividends declared ($1.07 per share)	—	—	(338)	—	—	—	(338)
Other comprehensive income (loss)	—	—	—	—	(278)	—	(278)
Noncontrolling interest	—	(1)	—	—	—	(3)	(4)
Balance at March 31, 2020	$6	$1,309	$22,631	$(19,680)	$(1,983)	$1	$2,284

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2021	2020
Cash Provided by (Used for) Operating Activities:
Net income	$671	$566
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	66	68
Amortization and impairment of intangible assets	34	36
Change in deferred income taxes	21	17
Provision for uncollectible accounts	—	2
(Income) loss from investments	(1)	(3)
(Gain) loss on sale of operations and affiliates	—	(1)
Stock-based compensation expense	11	9
Other non-cash items, net	3	2
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(192)	10
Inventories	(122)	(48)
Prepaid expenses and other assets	(21)	(10)
Increase (decrease) in-
Accounts payable	65	17
Accrued expenses and other liabilities	(13)	(93)
Income taxes	88	46
Other, net	(1)	(4)
Net cash provided by operating activities	609	614
Cash Provided by (Used for) Investing Activities:
Additions to plant and equipment	(68)	(60)
Proceeds from investments	1	7
Proceeds from sale of plant and equipment	2	3
Other, net	—	(3)
Net cash provided by (used for) investing activities	(65)	(53)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(361)	(342)
Issuance of common stock	26	17
Repurchases of common stock	(250)	(706)
Other, net	(9)	(16)
Net cash provided by (used for) financing activities	(594)	(1,047)
Effect of Exchange Rate Changes on Cash and Equivalents	(30)	(65)
Cash and Equivalents:
Increase (decrease) during the period	(80)	(551)
Beginning of period	2,564	1,981
End of period	$2,484	$1,430
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$56	$56
Cash Paid During the Period for Income Taxes, Net of Refunds	$86	$106

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements— The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's 2020 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

(2)    Novel Coronavirus (COVID-19)

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company's global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 continued to spread and impact the countries in which the Company operates and the markets the Company serves. In the first quarter of 2021, the Company experienced solid recovery progress in many of its end markets; however, the disruptions caused by the COVID-19 pandemic continue to have an adverse impact on the Company's global operations. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations continues to be highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers.

(3)    Operating Revenue

The Company's 83 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31,
In millions	2021	2020
Automotive OEM	$783	$696
Food Equipment	451	483
Test & Measurement and Electronics	552	485
Welding	401	372
Polymers & Fluids	435	393
Construction Products	469	390
Specialty Products	457	414
Intersegment revenue	(4)	(5)
Total operating revenue	$3,544	$3,228

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2021 and 2020 was 22.4% and 23.0%, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 benefited from discrete income tax benefits of $9 million and $7 million, respectively, related to excess tax benefits from stock-based compensation.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. Due to the ongoing audits, the Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $99 million related predominantly to various intercompany transactions. The Company has recorded its best estimate of the potential exposure for these issues.

(5)    Inventories

Inventories as of March 31, 2021 and December 31, 2020 were as follows:

In millions	March 31, 2021	December 31, 2020
Raw material	$495	$454
Work-in-process	159	136
Finished goods	722	681
LIFO reserve	(84)	(82)
Total inventories	$1,292	$1,189

(6)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$13	$14	$2	$2
Interest cost	10	15	3	4
Expected return on plan assets	(25)	(28)	(7)	(6)
Amortization of actuarial loss (gain)	13	12	—	—
Total net periodic benefit cost	$11	$13	$(2)	$—

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $28 million to its pension plans and $4 million to its other postretirement benefit plans in 2021. As of March 31, 2021, contributions of $14 million to pension plans and $2 million to other postretirement benefit plans have been made.

(7)    Debt

There was no commercial paper outstanding as of March 31, 2021 and December 31, 2020. Short-term debt as of March 31, 2021 and December 31, 2020 included $350 million related to the 3.375% notes due September 15, 2021. The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion revolving credit facility as of March 31, 2021 or December 31, 2020.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2021 and December 31, 2020 were as follows:

In millions	March 31, 2021	December 31, 2020
Fair value	$8,880	$9,412
Carrying value	7,949	8,122

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(8)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
In millions	2021	2020
Beginning balance	$(1,642)	$(1,705)

Foreign currency translation adjustments during the period	33	(272)
Foreign currency translation adjustments reclassified to income	2	—
Income taxes	(42)	(15)
Total foreign currency translation adjustments, net of tax	(7)	(287)

Pension and other postretirement benefit adjustments reclassified to income	13	12
Income taxes	(2)	(3)
Total pension and other postretirement benefit adjustments, net of tax	11	9

Ending balance	$(1,638)	$(1,983)

Foreign currency translation adjustments reclassified to income related to an immaterial divestiture. Pension and other postretirement benefit adjustments reclassified to income represent the amortization of actuarial losses. Refer to Note 6. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The carrying values of the 2019, 2015 and 2014 Euro notes were $1.9 billion, $1.2 billion and $1.2 billion, respectively, as of March 31, 2021. The cumulative unrealized pre-tax gain (loss) recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was a gain of $54 million as of March 31, 2021 and a loss of $120 million as of December 31, 2020.

As of March 31, 2021 and 2020, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.3 billion and $1.6 billion, respectively, and after-tax unrecognized pension and other postretirement benefits cost of $320 million and $381 million, respectively.

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

(10)    Acquisition Agreement

The Company has entered into an agreement with Amphenol Corporation ("Amphenol"), whereby the Company intends to acquire the Test & Simulation business of MTS Systems Corporation (“MTS”) from Amphenol for $750 million, subject to certain post-closing adjustments and excluding transaction-related expenses. The acquisition of the Test & Simulation business of MTS from Amphenol is expected to close following the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions. Upon completion of this acquisition, the Test & Simulation business of MTS will be reported within the Company's Test & Measurement and Electronics segment.

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

PATH TO FULL POTENTIAL

Since the launch of the enterprise strategy, the Company has made considerable progress to position itself to reach full potential. The ITW Business Model and unique set of capabilities are a source of strong and enduring competitive advantage, but for the Company to truly reach its full potential, every one of its divisions must also be operating at its full potential. To do so, the Company remains focused on its core principles to position ITW to perform to its full potential:

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

The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with revenues totaling up to $1 billion. The Company expects any earnings per share dilution from divestitures would be offset by incremental share repurchases. In the fourth quarter of 2019, the Company completed the divestitures of three businesses and continues to evaluate options for certain other businesses. However, due to the COVID-19 pandemic, the Company has deferred any further significant divestiture activity until market conditions normalize.

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

Near-term Priorities

While it was the challenges brought about by the COVID-19 pandemic that dominated the Company's attention starting in 2020, it was the collection of capabilities and competitive advantages that have been built and honed over the past eight years through the execution of ITW's enterprise strategy that provided the Company with the options to respond. This, coupled with the proprietary and powerful ITW Business Model, diversified high-quality business portfolio and diligent execution put the Company in a position of strength in dealing with the global pandemic.

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

"Win the Recovery" is an execution component of the Company's enterprise strategy, not a separate initiative, with every one of the Company's divisions identifying specific opportunities presented by the pandemic to capture sustainable share gains that are aligned with the ITW long-term enterprise strategy. The Company expects these efforts to contribute meaningfully to accelerate its progress toward full-potential organic growth. The Company continues to focus on delivering strong results in any environment while executing its long-term strategy to achieve and sustain ITW's full potential performance.

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

As the Company continues to make progress toward its full potential, the Company will explore opportunities to reinforce or further expand the long-term organic growth potential of ITW through the addition of selective high-quality acquisitions, such as the recently announced agreement with Amphenol Corporation ("Amphenol"), whereby the Company intends to acquire the Test & Simulation business of MTS Systems Corporation ("MTS") from Amphenol, which is expected to close following the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions. Upon completion of this acquisition, the Test & Simulation business of MTS will be reported within the Company's Test & Measurement and Electronics segment.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2020 Annual Report on Form 10-K.

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

For the duration of the COVID-19 pandemic, the Company is focusing on the following priorities: (1) protect the health and support the well-being of ITW's colleagues; (2) continue to serve the Company's customers with excellence to the best of its ability; (3) maintain financial strength, liquidity and strategic optionality; and (4) leverage the Company's strengths to position it to fully participate in the recovery phase. To support ITW's colleagues, among its many actions and initiatives, the Company redesigned production processes to ensure proper social distancing practices, adjusted shift schedules and assignments to help colleagues who have child and elder care needs, and implemented aggressive new workplace sanitation practices and a coordinated response to ensure access to personal protective equipment to minimize infection risk. To support its customers, the Company has worked diligently to keep its facilities open and operating safely. The Company has adapted customer service systems and practices to seamlessly serve its customers under "work from home" requirements in many parts of the world.

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

While the vast majority of the Company's facilities have remained open and operational during the pandemic, many of these facilities were operating at a reduced capacity. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations and financial position continues to be highly uncertain. A prolonged outbreak will continue to interrupt the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part I - Item 1A - Risk Factors in the Company's 2020 Annual Report on Form 10-K.

Separately, the Company does not believe that tariffs imposed in recent years have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company delivered strong financial results in the first quarter of 2021, as the Company experienced solid recovery progress in many of its end markets. The primary drivers of the Company's financial performance are the continued successful execution of enterprise initiatives, including the "Win the Recovery" actions initiated over the course of the past year, and continued focus on the highly differentiated ITW Business Model. Despite rising raw material costs and a challenging global supply chain environment, the Company generated operating revenue growth of 9.8 percent, operating income growth of 18.8 percent, operating margin was 25.5 percent and after-tax return on average invested capital was 32.1 percent. Additionally, with the exception of the Food Equipment segment, all segments achieved organic revenue growth, and all seven segments had operating margins that exceeded 21 percent. Refer to the After-tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

The Company's consolidated results of operations for the first quarter of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,544	$3,228	9.8%	6.1%	—%	—%	3.7%	9.8%
Operating income	$905	$761	18.8%	14.6%	—%	—%	4.2%	18.8%
Operating margin %	25.5%	23.6%	190 bps	190 bps	—	—	—	190 bps

•Operating revenue increased 9.8 percent due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue grew 6.1% primarily due to the solid recovery progress in many of the Company's end markets from the disruptions in the Company's global operations resulting from the COVID-19 pandemic. An increase in organic revenue in six segments was partially offset by a decline in the Food Equipment segment, which continues to have more pronounced impacts from the COVID-19 pandemic. Product line simplification activities reduced organic revenue by 20 basis points in the first quarter.
◦North American organic revenue grew 4.3% as an increase in five segments was partially offset by a decline in the Food Equipment and Automotive OEM segments.
◦Europe, Middle East and Africa organic revenue increased 0.5%. Growth in the Construction Products, Automotive OEM, Specialty Products, Polymers & Fluids and Test & Measurement and Electronics segments was partially offset by a decline in the Food Equipment and Welding segments.
◦Asia Pacific organic revenue increased 27.1% due to growth in all segments. China organic revenue grew 62.4% as all segments had growth, driven primarily by the Automotive OEM, Test & Measurement and Electronics, Food Equipment and Polymers & Fluids segments.
•Operating income of $905 million in the first quarter increased 18.8%.
•Operating margin was 25.5% in the first quarter. The increase of 190 basis points was primarily driven by benefits from the Company's enterprise initiatives of 120 basis points and positive operating leverage of 120 basis points, partially offset by unfavorable price/cost of 60 basis points.

•The effective tax rate for the first quarter of 2021 and 2020 was 22.4% and 23.0%, respectively. The effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $9 million and $7 million for the first quarter of 2021 and 2020, respectively.
•Diluted earnings per share (EPS) were $2.11 for the first quarter of 2021, an increase of 19.2%.
•Free cash flow was $541 million for the first quarter of 2021. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.
•The Company repurchased approximately 1.2 million shares of its common stock in the first quarter of 2021 for approximately $250 million.
•After-tax return on average invested capital was 32.1% for the first quarter of 2021 compared to 27.0% in the prior period. Refer to the After-tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2021 and 2020 were as follows:

	Three Months ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2021	2020	2021	2020
Automotive OEM	$783	$696	$189	$145
Food Equipment	451	483	96	117
Test & Measurement and Electronics	552	485	157	121
Welding	401	372	121	109
Polymers & Fluids	435	393	112	93
Construction Products	469	390	130	91
Specialty Products	457	414	126	109
Intersegment revenue	(4)	(5)	—	—
Unallocated	—	—	(26)	(24)
Total	$3,544	$3,228	$905	$761

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$783	$696	12.6%	7.6%	—%	—%	5.0%	12.6%
Operating income	$189	$145	30.2%	23.1%	—%	1.1%	6.0%	30.2%
Operating margin %	24.1%	20.9%	320 bps	300 bps	—	20 bps	—	320 bps

•Operating revenue grew due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 7.6% versus worldwide auto builds which increased 14% due to customer and geographic region mix. Additionally, product line simplification activities reduced organic revenue by 40 basis points.
◦North American organic revenue decreased 1.8% compared to North American auto builds which declined 4%. Auto builds for the Detroit 3, where the Company has higher content, decreased 9%. Additionally, North American revenue was down as customers adjusted their production schedules in response to the near-term supply chain issues affecting the automotive industry.
◦European organic revenue increased 4.0% compared to European auto builds which decreased 1%.
◦Asia Pacific organic revenue increased 42.7%. China organic revenue grew 58.4% versus China auto builds which increased 77%.
•Operating margin of 24.1% in the first quarter increased 320 basis points primarily driven by positive operating leverage of 130 basis points and the net benefits of the Company's enterprise initiatives and cost management, partially offset by unfavorable price/cost of 110 basis points.

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

The results of operations for the Food Equipment segment for the first quarter of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$451	$483	(6.5)%	(9.6)%	—%	—%	3.1%	(6.5)%
Operating income	$96	$117	(18.3)%	(20.9)%	—%	0.2%	2.4%	(18.3)%
Operating margin %	21.2%	24.3%	(310) bps	(310) bps	—	—	—	(310) bps

•Operating revenue declined due to lower organic revenue, partially offset by the favorable effect of foreign currency translation.
•Organic revenue decreased 9.6% as equipment and service organic revenue declined 3.9% and 19.0%, respectively, driven by the negative impacts resulting from the COVID-19 pandemic. Although organic revenue was down in the quarter, the demand trends have improved sequentially versus the fourth quarter of 2020.
◦North American organic revenue declined 6.2% as equipment organic revenue decreased 1.3%, primarily driven by lower demand in the restaurant and institutional end markets, partially offset by growth in the food retail end markets. Service organic revenue decreased 13.2%.

◦International organic revenue decreased 14.6%. Equipment organic revenue declined 7.1%, primarily due to lower demand in the European warewash and refrigeration end markets, partially offset by higher demand in Asia. Service organic revenue decreased 28.0%.
•Operating margin of 21.2% in the first quarter decreased 310 basis points primarily due to negative operating leverage of 260 basis points, product mix and unfavorable price/cost of 10 basis points, partially offset by benefits from the Company's enterprise initiatives.

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

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$552	$485	14.0%	10.7%	—%	—%	3.3%	14.0%
Operating income	$157	$121	29.2%	25.7%	—%	—%	3.5%	29.2%
Operating margin %	28.4%	25.1%	330 bps	330 bps	—	—	—	330 bps

•Operating revenue grew due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 10.7%.
◦Electronics organic revenue increased 16.0%. The electronics assembly businesses increased 24.3% primarily due to higher demand in North America and Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 12.4% with growth in all major regions.
◦Organic revenue for the test and measurement businesses increased 6.5% primarily driven by higher semi-conductor demand in North America and the impact of a stronger capital spending environment, partially offset by lower demand in the aerospace and oil and gas end markets in North America. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 11.8%.
•Operating margin of 28.4% in the first quarter increased 330 basis points primarily due to positive operating leverage of 260 basis points and benefits from the Company's enterprise initiatives.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the first quarter of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$401	$372	7.5%	6.2%	—%	—%	1.3%	7.5%
Operating income	$121	$109	11.7%	10.6%	—%	0.5%	0.6%	11.7%
Operating margin %	30.3%	29.1%	120 bps	120 bps	—	10 bps	(10) bps	120 bps

•Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue grew 6.2% driven by an increase in equipment of 10.2%, primarily due to higher demand in the commercial end markets. Consumables organic revenue was flat as growth in the commercial end markets in North America and the oil and gas end markets in Asia Pacific was offset by a decline in the industrial end markets.
◦North American organic revenue increased 6.7% primarily due to an increase in the commercial end markets of 17.4%, partially offset by a decline in the industrial end markets of 0.6%.
◦International organic revenue grew 3.6% primarily due to increased demand in the oil and gas end markets in Asia Pacific of 10.8%, partially offset by a decline in Europe of 3.6%.
•Operating margin of 30.3% in the first quarter increased 120 basis points primarily driven by positive operating leverage of 100 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 30 basis points.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$435	$393	10.7%	8.8%	—%	—%	1.9%	10.7%
Operating income	$112	$93	20.4%	17.3%	—%	0.5%	2.6%	20.4%
Operating margin %	25.7%	23.6%	210 bps	190 bps	—	10 bps	10 bps	210 bps

•Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 8.8%. Product line simplification activities reduced organic revenue by 60 basis points.
◦Organic revenue for the automotive aftermarket businesses increased 8.7% primarily driven by growth in the car care, engine repair and body repair businesses in North America.
◦Organic revenue for the polymers businesses increased 15.9% with growth across all major regions.
◦Organic revenue for the fluids businesses decreased 0.8% primarily due to a decline in the industrial maintenance, repair, and operations end markets in Europe, partially offset by growth in North America.

•Operating margin of 25.7% in the first quarter increased 210 basis points primarily driven by positive operating leverage of 200 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense, partially offset by unfavorable price/cost of 100 basis points.

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

The results of operations for the Construction Products segment for the first quarter of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$469	$390	20.2%	12.8%	(0.2)%	—%	7.6%	20.2%
Operating income	$130	$91	41.8%	33.5%	—%	0.1%	8.2%	41.8%
Operating margin %	27.6%	23.4%	420 bps	430 bps	—	—	(10) bps	420 bps

•Operating revenue increased primarily due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 12.8% with growth across all major regions. Product line simplification activities reduced organic revenue by 30 basis points.
◦North American organic revenue grew 11.8% as the United States residential and commercial end markets increased 12.8% and 2.8%, respectively.
◦International organic revenue increased 13.7%. European organic revenue increased 18.9% primarily driven by an increase in continental Europe and the United Kingdom in the commercial and residential end markets. Asia Pacific organic revenue increased 6.9% primarily due to an increase in Australia and New Zealand in the retail and residential end markets.
•Operating margin of 27.6% in the first quarter increased 420 basis points primarily driven by positive operating leverage of 260 basis points and net benefits from the Company's enterprise initiatives and cost management.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$457	$414	10.4%	7.3%	—%	—%	3.1%	10.4%
Operating income	$126	$109	15.9%	15.1%	—%	(2.3)%	3.1%	15.9%
Operating margin %	27.6%	26.3%	130 bps	190 bps	—	(60) bps	—	130 bps

•Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 7.3%. Consumable sales grew 7.3% primarily due to higher demand in North America and Asia Pacific. Equipment sales increased 7.6% as higher demand in Europe and North America was offset by lower demand in Asia Pacific.
◦North American organic revenue increased 5.7% as growth in the consumer packaging businesses was partially offset by a decline in the ground support equipment businesses.
◦International organic revenue increased 9.9% primarily due to an increase in the appliances businesses in Europe and Asia Pacific and the ground support equipment businesses in Europe.
•Operating margin of 27.6% in the first quarter increased 130 basis points primarily driven by positive operating leverage of 140 basis points and net benefits from the Company's enterprise initiatives and cost management, partially offset by unfavorable price/cost of 150 basis points and higher restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense in the first quarter of 2021 was $52 million versus $51 million in the first quarter of 2020.
•Other income (expense) was income of $12 million in the first quarter of 2021, a decrease of $13 million compared to the first quarter of 2020 primarily due to lower foreign currency translation gains and lower interest income in 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of March 31, 2021, the Company had $2.5 billion of cash and equivalents on hand, no outstanding borrowings under its $2.5 billion revolving credit facility, and no commercial paper outstanding. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•internal investments to support organic growth and sustain core businesses;
•payment of an attractive dividend to shareholders; and
•external investments in selective strategic acquisitions that support the Company's organic growth focus, and an active share repurchase program.

The Company believes that, based on its operating revenue, operating margin, free cash flow, and credit ratings, it could readily obtain additional financing, if necessary. A description of the risks related to the impact of the COVID-19 outbreak on the financial and capital markets and the related potential risks to the Company is contained in Part I - Item 1A - Risk Factors in the Company's 2020 Annual Report on Form 10-K.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2021 and 2020 was as follows:

	Three Months Ended
	March 31,
In millions	2021	2020
Net cash provided by operating activities	$609	$614
Additions to plant and equipment	(68)	(60)
Free cash flow	$541	$554

Cash dividends paid	$(361)	$(342)
Repurchases of common stock	(250)	(706)
Other, net	20	8
Effect of exchange rate changes on cash and equivalents	(30)	(65)
Net increase (decrease) in cash and equivalents	$(80)	$(551)

Stock Repurchase Program

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 2.0 million shares of its common stock at an average price of $149.04 in the second quarter of 2019, approximately 2.4 million shares of its common stock at an average price of $150.97 in the third quarter of 2019, approximately 2.2 million shares of its common stock at an average price of $175.02 in the fourth quarter of 2019, and approximately 4.2 million shares of its common stock at an average price of $167.69 in the first quarter of 2020. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020. In February 2021, the Company resumed its share repurchase program and repurchased approximately 1.2 million shares of its common stock at an average price of $211.50 in the first quarter of 2021. As of March 31, 2021, there were $990 million of authorized repurchases remaining under the 2018 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's financial performance and may be different than the method used by other companies to calculate After-tax ROIC. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. After-tax ROIC for the first quarter of 2021 and 2020 was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2021	2020
Operating income	$905	$761
Tax rate	22.4%	23.0%
Income taxes	(203)	(175)
Operating income after taxes	$702	$586

Invested capital:
Trade receivables	$2,662	2,424
Inventories	1,292	1,185
Net assets held for sale	—	181
Net plant and equipment	1,746	1,704
Goodwill and intangible assets	5,379	5,237
Accounts payable and accrued expenses	(1,850)	(1,593)
Other, net	(488)	(590)
Total invested capital	$8,741	$8,548

Average invested capital	$8,740	$8,677
After-tax return on average invested capital	32.1%	27.0%

After-tax ROIC increased 510 basis points for the three month period ended March 31, 2021 compared to the prior year period as a result of a 19.7% increase in after-tax operating income versus a 0.7% increase in average invested capital.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2021 and December 31, 2020 is summarized as follows:

In millions	March 31, 2021	December 31, 2020	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,484	$2,564	$(80)
Trade receivables	2,662	2,506	156
Inventories	1,292	1,189	103
Other	266	264	2
Total current assets	6,704	6,523	181
Current liabilities:
Short-term debt	350	350	—
Accounts payable and accrued expenses	1,850	1,818	32
Other	480	421	59
Total current liabilities	2,680	2,589	91
Net working capital	$4,024	$3,934	$90

As of March 31, 2021, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of March 31, 2021 and December 31, 2020 was as follows:

In millions	March 31, 2021	December 31, 2020
Short-term debt	$350	$350
Long-term debt	7,599	7,772
Total debt	$7,949	$8,122

There was no commercial paper outstanding as of March 31, 2021 and December 31, 2020. Short-term debt as of March 31, 2021 and December 31, 2020 included $350 million related to the 3.375% notes due September 15, 2021. The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion revolving credit facility as of March 31, 2021 or December 31, 2020.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2021 and December 31, 2020 was as follows:

Dollars in millions	March 31, 2021	December 31, 2020
Total debt	$7,949	$8,122

Net income	$2,214	$2,109
Add:
Interest expense	207	206
Other income	(15)	(28)
Income taxes	620	595
Depreciation	271	273
Amortization and impairment of intangible assets	152	154
EBITDA	$3,449	$3,309
Total debt to EBITDA ratio	2.3	2.5

Stockholders' Equity

The changes to stockholders' equity during the three months ended March 31, 2021 were as follows:

In millions
Total stockholders' equity, December 31, 2020	$3,182
Net income	671
Repurchases of common stock	(250)
Dividends declared	(360)
Foreign currency translation adjustments, net of tax	(7)
Other, net	40
Total stockholders' equity, March 31, 2021	$3,276

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," “will,” “should,” “could,” "project," "target," "anticipate," "guidance," "forecast," and other similar words, including, without limitation, statements regarding the duration and potential effects of the COVID-19 pandemic, related government actions and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of tariffs and raw material cost inflation, product line simplification activities and enterprise initiatives, the Company's portion of future benefit payments related to pension and postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) the COVID-19 pandemic, related government actions and the Company's strategy in response thereto, (2)

weaknesses or downturns in the markets served by the Company, (3) changes or deterioration in international and domestic political and economic conditions, (4) the unfavorable impact of foreign currency fluctuations, (5) the timing and amount of benefits from the Company's enterprise strategy initiatives and their impact on organic revenue growth, (6) market conditions and availability of financing to fund the Company's share repurchases, (7) a delay or decrease in the introduction of new products into the Company's product lines, (8) failure to protect the Company's intellectual property, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (10) raw material price increases and supply shortages, (11) financial market risks to the Company's obligations under its defined benefit pension plans, (12) negative effects of service interruptions, data corruption, cyber-based attacks, network security breaches, or violations of data privacy laws, (13) the potential negative impact of acquisitions on the Company's profitability and returns, (14) negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (15) unfavorable tax law changes and tax authority rulings, (16) potential adverse outcomes in legal proceedings, (17) uncertainties related to environmental regulation and the physical risks of climate change, and (18) failure of the Company's employees, agents or business partners to comply with anti-corruption and other laws. A more detailed description of these risks is contained under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2021. Based on such evaluation, the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2021, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2021 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None. The Company's threshold for disclosing environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.

ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. Refer to the description of the Company's risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2020 Annual Report on Form 10-K. There have been no material changes to the risk factors described therein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of March 31, 2021, there were $990 million of authorized repurchases remaining under the 2018 Program.

Share repurchase activity for the first quarter of 2021 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under Program
January 2021	—	$—	—	$1,240
February 2021	0.4	$199.70	0.4	$1,158
March 2021	0.8	$217.77	0.8	$990
Total	1.2		1.2

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 6, 2021	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)