Form 10-Q
period 2021-06-30
ILLINOIS TOOL WORKS INC
filed 2021-08-05
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at June 30, 2021: 314,967,814

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2021	2020	2021	2020
Operating Revenue	$3,676	$2,564	$7,220	$5,792
Cost of revenue	2,163	1,594	4,202	3,465
Selling, administrative, and research and development expenses	588	486	1,154	1,046
Amortization and impairment of intangible assets	32	35	66	71
Operating Income	893	449	1,798	1,210
Interest expense	(52)	(51)	(104)	(102)
Other income (expense)	22	8	34	33
Income Before Taxes	863	406	1,728	1,141
Income Taxes	88	87	282	256
Net Income	$775	$319	$1,446	$885

Net Income Per Share:
Basic	$2.46	$1.01	$4.58	$2.79
Diluted	$2.45	$1.01	$4.56	$2.78

Shares of Common Stock Outstanding During the Period:
Average	315.6	316.1	316.1	317.2
Average assuming dilution	316.9	317.4	317.4	318.6

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Net Income	$775	$319	$1,446	$885

Foreign currency translation adjustments, net of tax	37	64	30	(223)
Pension and other postretirement benefit adjustments, net of tax	11	10	22	19
Other comprehensive income (loss)	48	74	52	(204)

Comprehensive Income	$823	$393	$1,498	$681

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and equivalents	$2,058	$2,564
Trade receivables	2,786	2,506
Inventories	1,400	1,189
Prepaid expenses and other current assets	265	264
Total current assets	6,509	6,523

Net plant and equipment	1,767	1,777
Goodwill	4,658	4,690
Intangible assets	716	781
Deferred income taxes	613	533
Other assets	1,317	1,308
	$15,580	$15,612

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$592	$350
Accounts payable	607	534
Accrued expenses	1,326	1,284
Cash dividends payable	358	361
Income taxes payable	77	60
Total current liabilities	2,960	2,589

Noncurrent Liabilities:
Long-term debt	7,056	7,772
Deferred income taxes	617	588
Noncurrent income taxes payable	365	413
Other liabilities	1,061	1,068
Total noncurrent liabilities	9,099	9,841

Stockholders' Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2021 and 2020 Outstanding- 315.0 shares in 2021 and 316.7 shares in 2020	6	6
Additional paid-in-capital	1,402	1,362
Retained earnings	23,842	23,114
Common stock held in treasury	(20,140)	(19,659)
Accumulated other comprehensive income (loss)	(1,590)	(1,642)
Noncontrolling interest	1	1
Total stockholders' equity	3,521	3,182
	$15,580	$15,612

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended June 30, 2021
Balance at March 31, 2021	$6	$1,378	$23,425	$(19,897)	$(1,638)	$2	$3,276
Net income	—	—	775	—	—	—	775
Common stock issued for stock-based compensation	—	8	—	7	—	—	15
Stock-based compensation expense	—	16	—	—	—	—	16
Repurchases of common stock	—	—	—	(250)	—	—	(250)
Dividends declared ($1.14 per share)	—	—	(358)	—	—	—	(358)
Other comprehensive income (loss)	—	—	—	—	48	—	48
Noncontrolling interest	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	$6	$1,402	$23,842	$(20,140)	$(1,590)	$1	$3,521

Three Months Ended June 30, 2020
Balance at March 31, 2020	$6	$1,309	$22,631	$(19,680)	$(1,983)	$1	$2,284
Net income	—	—	319	—	—	—	319
Common stock issued for stock-based compensation	—	—	—	11	—	—	11
Stock-based compensation expense	—	8	—	—	—	—	8
Dividends declared ($1.07 per share)	—	—	(338)	—	—	—	(338)
Other comprehensive income (loss)	—	—	—	—	74	—	74
Balance at June 30, 2020	$6	$1,317	$22,612	$(19,669)	$(1,909)	$1	$2,358

Six Months Ended June 30, 2021
Balance at December 31, 2020	$6	$1,362	$23,114	$(19,659)	$(1,642)	$1	$3,182
Net income	—	—	1,446	—	—	—	1,446
Common stock issued for stock-based compensation	—	13	—	19	—	—	32
Stock-based compensation expense	—	27	—	—	—	—	27
Repurchases of common stock	—	—	—	(500)	—	—	(500)
Dividends declared ($2.28 per share)	—	—	(718)	—	—	—	(718)
Other comprehensive income (loss)	—	—	—	—	52	—	52
Noncontrolling interest	—	—	—	—	—	—	—
Balance at June 30, 2021	$6	$1,402	$23,842	$(20,140)	$(1,590)	$1	$3,521

Six Months Ended June 30, 2020
Balance at December 31, 2019	$6	$1,304	$22,403	$(18,982)	$(1,705)	$4	$3,030
Net income	—	—	885	—	—	—	885
Common stock issued for stock-based compensation	—	(3)	—	19	—	—	16
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(706)	—	—	(706)
Dividends declared ($2.14 per share)	—	—	(676)	—	—	—	(676)
Other comprehensive income (loss)	—	—	—	—	(204)	—	(204)
Noncontrolling interest	—	(1)	—	—	—	(3)	(4)
Balance at June 30, 2020	$6	$1,317	$22,612	$(19,669)	$(1,909)	$1	$2,358

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2021	2020
Cash Provided by (Used for) Operating Activities:
Net income	$1,446	$885
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	136	133
Amortization and impairment of intangible assets	66	71
Change in deferred income taxes	(87)	22
Provision for uncollectible accounts	1	4
(Income) loss from investments	(24)	(5)
(Gain) loss on sale of operations and affiliates	—	(1)
Stock-based compensation expense	27	17
Other non-cash items, net	7	4
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(300)	302
Inventories	(222)	(14)
Prepaid expenses and other assets	(20)	23
Increase (decrease) in-
Accounts payable	80	(76)
Accrued expenses and other liabilities	41	(96)
Income taxes	13	80
Other, net	—	2
Net cash provided by operating activities	1,164	1,351
Cash Provided by (Used for) Investing Activities:
Additions to plant and equipment	(146)	(116)
Proceeds from investments	30	10
Proceeds from sale of plant and equipment	3	5
Other, net	(1)	(2)
Net cash provided by (used for) investing activities	(114)	(103)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(721)	(680)
Issuance of common stock	42	28
Repurchases of common stock	(500)	(706)
Repayments of debt with original maturities of more than three months	(350)	—
Other, net	(10)	(17)
Net cash provided by (used for) financing activities	(1,539)	(1,375)
Effect of Exchange Rate Changes on Cash and Equivalents	(17)	(42)
Cash and Equivalents:
Increase (decrease) during the period	(506)	(169)
Beginning of period	2,564	1,981
End of period	$2,058	$1,812
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$128	$119
Cash Paid During the Period for Income Taxes, Net of Refunds	$355	$153

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

(2)    Novel Coronavirus (COVID-19)

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company's global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 continued to spread and impact the countries in which the Company operates and the markets the Company serves. In the first half of 2021, the Company experienced solid recovery progress in many of its end markets; however, the disruptions caused by the COVID-19 pandemic continue to have an adverse impact on the Company's global operations. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced. A prolonged outbreak could continue to interrupt the operations of the Company and its customers and suppliers.

(3)    Operating Revenue

The Company's 83 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Automotive OEM	$707	$361	$1,490	$1,057
Food Equipment	514	336	965	819
Test & Measurement and Electronics	606	455	1,158	940
Welding	402	298	803	670
Polymers & Fluids	466	354	901	747
Construction Products	518	376	987	766
Specialty Products	471	387	928	801
Intersegment revenue	(8)	(3)	(12)	(8)
Total operating revenue	$3,676	$2,564	$7,220	$5,792

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended June 30, 2021 and 2020 was 10.1% and 21.3%, respectively, and 16.3% and 22.4% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 included a discrete income tax benefit of $112 million related to the remeasurement of net deferred tax assets due to the enactment of the U.K. Finance Bill 2021, which increases the U.K. income tax rate from 19% to 25% effective April 1, 2023. Additionally, the effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $4 million and $5 million for the three months ended June 30, 2021 and 2020, respectively, and $13 million and $12 million for the six months ended June 30, 2021 and 2020, respectively.

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

(5)    Inventories

Inventories as of June 30, 2021 and December 31, 2020 were as follows:

In millions	June 30, 2021	December 31, 2020
Raw material	$546	$454
Work-in-process	166	136
Finished goods	779	681
LIFO reserve	(91)	(82)
Total inventories	$1,400	$1,189

(6)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2021	2020	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$14	$13	$2	$2	$27	$27	$4	$4
Interest cost	10	15	2	4	20	30	5	8
Expected return on plan assets	(26)	(28)	(6)	(6)	(51)	(56)	(13)	(12)
Amortization of actuarial loss (gain)	13	12	—	—	26	24	—	—
Amortization of prior service cost	1	—	—	—	1	—	—	—
Total net periodic benefit cost	$12	$12	$(2)	$—	$23	$25	$(4)	$—

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $28 million to its pension plans and $4 million to its other postretirement benefit plans in 2021. As of June 30, 2021, contributions of $18 million to pension plans and $2 million to other postretirement benefit plans have been made.

(7)    Debt

There was no commercial paper outstanding as of June 30, 2021 and December 31, 2020. Short-term debt as of June 30, 2021 included $592 million related to the 1.75% Euro notes due May 20, 2022, which were reclassified from Long-term debt to Short-term debt in the second quarter of 2021. Short-term debt as of December 31, 2020 included $350 million related to the 3.375% notes due September 15, 2021, which were redeemed in full on June 15, 2021. The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion revolving credit facility as of June 30, 2021 or December 31, 2020.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2021 and December 31, 2020 were as follows:

In millions	June 30, 2021	December 31, 2020
Fair value	$8,649	$9,412
Carrying value	7,648	8,122

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(8)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Beginning balance	$(1,638)	$(1,983)	$(1,642)	$(1,705)

Foreign currency translation adjustments during the period	24	47	57	(225)
Foreign currency translation adjustments reclassified to income	2	—	4	—
Income taxes	11	17	(31)	2
Total foreign currency translation adjustments, net of tax	37	64	30	(223)

Pension and other postretirement benefit adjustments reclassified to income	14	12	27	24
Income taxes	(3)	(2)	(5)	(5)
Total pension and other postretirement benefit adjustments, net of tax	11	10	22	19

Ending balance	$(1,590)	$(1,909)	$(1,590)	$(1,909)

Foreign currency translation adjustments reclassified to income related to the exit of immaterial foreign operations. Pension and other postretirement benefit adjustments reclassified to income represented the amortization of actuarial losses and prior service cost. Refer to Note 6. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The carrying values of the 2019, 2015 and 2014 Euro notes were $1.9 billion, $1.2 billion and $1.2 billion, respectively, as of June 30, 2021. The cumulative unrealized pre-tax gain (loss) recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was a gain of $9 million as of June 30, 2021 and a loss of $120 million as of December 31, 2020.

As of June 30, 2021 and 2020, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.3 billion and $1.5 billion, respectively, and after-tax unrecognized pension and other postretirement benefits cost of $309 million and $371 million, respectively.

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

While the vast majority of the Company's facilities have remained open and operational during the pandemic, many of these facilities were operating at a reduced capacity. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations and financial position continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced. A prolonged outbreak could continue to interrupt the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part I - Item 1A - Risk Factors in the Company's 2020 Annual Report on Form 10-K.

Separately, the Company does not believe that tariffs imposed in recent years have had a material impact on its operating results. The Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company delivered strong financial results in the second quarter and year-to-date periods of 2021 primarily due to the continued successful execution of enterprise initiatives, including the "Win the Recovery" actions initiated over the course of the past year, and continued focus on the highly differentiated ITW Business Model. Despite rising raw material costs and a challenging global supply chain environment, the Company generated operating revenue growth of 43.4 percent in the second quarter and 24.7 percent in the year-to-date period as all segments and major geographic regions achieved double-digit organic revenue growth. Operating income grew 99 percent and 48.5 percent in the second quarter and year-to-date periods, respectively. Operating margin was 24.3 percent in the second quarter and 24.9 percent in the year-to-date period as all segments achieved margin expansion compared to the respective prior year period. After-tax return on average invested capital was 30.8 percent and 31.3 percent in the second quarter and year-to-date periods of 2021, respectively. Refer to the After-tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

The Company's consolidated results of operations for the second quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,676	$2,564	43.4%	37.2%	—%	—%	6.2%	43.4%
Operating income	$893	$449	99.0%	90.5%	0.1%	(0.5)%	8.9%	99.0%
Operating margin %	24.3%	17.5%	680 bps	680 bps	—	—	—	680 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$7,220	$5,792	24.7%	19.9%	—%	—%	4.8%	24.7%
Operating income	$1,798	$1,210	48.5%	42.8%	—%	(0.2)%	5.9%	48.5%
Operating margin %	24.9%	20.9%	400 bps	400 bps	—	—	—	400 bps

•Operating revenue increased 43.4% in the second quarter and 24.7% in the year to date period due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue grew 37.2% and 19.9% in the second quarter and year-to-date periods, respectively, due to growth in all segments, as the Company saw continued improvement in both the breadth and pace of the recovery. Additionally, product line simplification activities reduced organic revenue by 20 basis points in the second quarter and year-to-date periods.

◦North American organic revenue grew 36.3% and 18.5% in the second quarter and year-to-date periods, respectively, due to growth in all segments primarily driven by the Automotive OEM, Test & Measurement and Electronics, Welding and Food Equipment segments.
◦Europe, Middle East and Africa organic revenue increased 49.6% in the second quarter and 20.3% in the year-to-date period due to growth in all segments primarily driven by Automotive OEM, Food Equipment, Construction Products and Specialty Products segments.
◦Asia Pacific organic revenue increased 20.0% and 23.4% in the second quarter and year-to-date periods, respectively, due to growth in all segments. China organic revenue grew 14.3% and 34.5% in the second quarter and year-to-date periods, respectively, due to growth in six segments, partially offset by a decline in the Construction Products segment.
•Operating income of $893 million and $1.8 billion in the second quarter and year-to-date periods, respectively, increased 99.0% and 48.5% in the respective periods.
•Operating margin was 24.3% in the second quarter. The increase of 680 basis points was primarily driven by positive operating leverage of 700 basis points and benefits from the Company's enterprise initiatives of 150 basis points, partially offset by unfavorable price/cost of 120 basis points and higher overhead expenses, including employee-related expenses.
•In the year-to-date period, operating margin of 24.9% increased 400 basis points primarily due to positive operating leverage of 390 basis points and benefits from the Company's enterprise initiatives of 130 basis points, partially offset by unfavorable price/cost of 90 basis points and higher overhead expenses, including employee-related expenses.
•The effective tax rate for the second quarter of 2021 and 2020 was 10.1% and 21.3%, respectively, and 16.3% and 22.4% for the respective year-to-date periods of 2021 and 2020. The effective tax rate for the second quarter of 2021 included a discrete income tax benefit of $112 million related to the remeasurement of net deferred tax assets due to the enactment of the U.K. Finance Bill 2021, which increases the U.K. income tax rate from 19% to 25% effective April 1, 2023. Additionally, the effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $4 million and $5 million for the second quarter of 2021 and 2020, respectively, and $13 million and $12 million for the respective year-to-date periods of 2021 and 2020.
•Diluted earnings per share (EPS) of $2.45 for the second quarter and $4.56 for the year-to-date period increased 142.6% and 64.0%, respectively. Excluding the favorable impact of the discrete income tax benefit of $0.35 related to the remeasurement of the U.K. net deferred tax assets, EPS increased 107.9% and 51.4% in the respective periods.
•Free cash flow was $477 million and $1.0 billion for the second quarter and year-to-date periods of 2021, respectively. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.
•The Company repurchased approximately 1.1 million and 2.3 million shares of its common stock in the second quarter and year-to-date periods of 2021, respectively, for approximately $250 million and $500 million, respectively.
•After-tax return on average invested capital was 30.8% for the second quarter and 31.3% for the year-to-date period of 2021. Refer to the After-tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2021	2020	2021	2020	2021	2020	2021	2020
Automotive OEM	$707	$361	$133	$(28)	$1,490	$1,057	$322	$117
Food Equipment	514	336	113	31	965	819	209	148
Test & Measurement and Electronics	606	455	170	117	1,158	940	327	238
Welding	402	298	115	64	803	670	236	173
Polymers & Fluids	466	354	127	82	901	747	239	175
Construction Products	518	376	143	90	987	766	273	181
Specialty Products	471	387	128	98	928	801	254	207
Intersegment revenue	(8)	(3)	—	—	(12)	(8)	—	—
Unallocated	—	—	(36)	(5)	—	—	(62)	(29)
Total	$3,676	$2,564	$893	$449	$7,220	$5,792	$1,798	$1,210

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$707	$361	95.3%	83.5%	—%	—%	11.8%	95.3%
Operating income	$133	$(28)	573.8%	547.8%	—%	(3.1)%	29.1%	573.8%
Operating margin %	18.8%	(7.8)%	2660 bps	2670 bps	—	(10) bps	—	2660 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,490	$1,057	40.9%	33.6%	—%	—%	7.3%	40.9%
Operating income	$322	$117	175.0%	159.9%	—%	0.6%	14.5%	175.0%
Operating margin %	21.6%	11.1%	1050 bps	1050 bps	—	—	—	1050 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 83.5% and 33.6% in the second quarter and year-to-date periods, respectively, primarily due to demand recovery versus the prior year. Worldwide auto builds grew 49% in the second quarter and 29% in the year-to-date period. Product line simplification activities reduced organic revenue by 20 basis points in the second quarter and 30 basis points in the year-to-date period. Additionally, the impact of Automotive OEM customers adjusting production schedules to account for the shortage of several components negatively impacted organic revenue in the second quarter and year-to-date periods of 2021.
◦North American organic revenue increased 102.1% and 29.1% in the second quarter and year-to-date periods, respectively, compared to North American auto builds which grew 132% in the second quarter and 32% in the year-to-date period. Auto builds for the Detroit 3, where the Company has higher content, increased 92% and 19% in the second quarter and year-to-date periods, respectively.
◦European organic revenue increased 106.2% and 34.7% in the second quarter and year-to-date periods, respectively, compared to European auto builds which increased 86% in the second quarter and 28% in the year-to-date period.
◦Asia Pacific organic revenue increased 36.9% and 39.8% in the second quarter and year-to-date periods, respectively. China organic revenue grew 19.9% and 36.8% in the second quarter and year-to-date periods, respectively, versus China auto builds which declined 4% in the second quarter and increased 25% in the year-to-date period. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 19% in the second quarter and increased 11% in the year-to-date period.
•Operating margin of 18.8% in the second quarter increased 2,660 basis points primarily driven by positive operating leverage of 1,700 basis points and the net benefits from the Company's enterprise initiatives and cost management, partially offset by unfavorable price/cost of 240 basis points.

•In the year-to-date period, operating margin was 21.6%. The increase of 1,050 basis points was primarily driven by positive operating leverage of 630 basis points and the net benefits from the Company's enterprise initiatives and cost management, partially offset by unfavorable price/cost of 170 basis points.

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

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$514	$336	52.9%	46.0%	—%	—%	6.9%	52.9%
Operating income	$113	$31	265.6%	250.4%	—%	(1.2)%	16.4%	265.6%
Operating margin %	22.0%	9.2%	1280 bps	1290 bps	—	(10) bps	—	1280 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$965	$819	17.9%	13.2%	—%	—%	4.7%	17.9%
Operating income	$209	$148	41.2%	35.9%	—%	(0.1)%	5.4%	41.2%
Operating margin %	21.6%	18.1%	350 bps	360 bps	—	(10) bps	—	350 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 46.0% in the second quarter as equipment and service organic revenue grew 51.7% and 35.4%, respectively. In the year-to-date period, organic revenue grew 13.2% as equipment and service organic revenue grew 19.6% and 2.6%, respectively.
◦North American organic revenue increased 38.6% and 12.7% in the second quarter and year-to-date periods, respectively. Equipment organic revenue grew 41.6% in the second quarter and 17.2% in the year-to-date period primarily due to growth in the restaurant, institutional and food retail end markets. Service organic revenue increased 33.4% in the second quarter and 5.9% in the year-to-date period.
◦International organic revenue increased 57.9% in the second quarter and 13.9% in the year-to-date period. Equipment organic revenue grew 65.5% and 22.7% in the second quarter and year-to-date periods, respectively, primarily due to higher demand in the European warewash, refrigeration and cooking end markets. Service organic revenue increased 39.2% in the second quarter and declined 3.0% in the year-to-date period.
•Operating margin of 22.0% in the second quarter increased 1,280 basis points primarily due to positive operating leverage of 1,010 basis points and the net benefits from the Company's enterprise initiatives and cost management, partially offset by unfavorable price/cost of 60 basis points.
•In the year-to-date period, operating margin was 21.6%. The increase of 350 basis points was primarily driven by positive operating leverage of 320 basis points and the net benefits from the Company's enterprise initiatives and cost management, partially offset by unfavorable price/cost of 40 basis points.

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$606	$455	33.0%	28.7%	—%	—%	4.3%	33.0%
Operating income	$170	$117	45.4%	40.2%	—%	0.7%	4.5%	45.4%
Operating margin %	28.1%	25.7%	240 bps	230 bps	—	10 bps	—	240 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,158	$940	23.2%	19.4%	—%	—%	3.8%	23.2%
Operating income	$327	$238	37.1%	32.8%	—%	0.3%	4.0%	37.1%
Operating margin %	28.2%	25.4%	280 bps	280 bps	—	—	—	280 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 28.7% in the second quarter and 19.4% in the year-to-date period.
◦Organic revenue for the test and measurement businesses increased 20.2% and 13.1% in the second quarter and year-to-date periods, respectively, primarily driven by higher semi-conductor demand in North America, the impact of a stronger capital spending environment, and higher demand in the aerospace and oil and gas end markets in North America. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 10.8% in the second quarter and 11.3% in the year-to-date period.
◦Electronics organic revenue increased 37.9% and 26.9% in the second quarter and year-to-date periods, respectively, driven by higher demand in consumer electronics and automotive applications. The electronics assembly businesses grew 82.3% in the second quarter and 53.4% in the year-to-date period primarily due to higher demand in North America and Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 17.4% and 14.8% in the second quarter and year-to-date periods, respectively, with growth in all major regions.
•Operating margin of 28.1% in the second quarter increased 240 basis points primarily due to positive operating leverage of 560 basis points and benefits from the Company's enterprise initiatives, partially offset by higher overhead expenses and product mix.
•In the year-to-date period, operating margin was 28.2%. The increase of 280 basis points was primarily driven by positive operating leverage of 420 basis points and benefits from the Company's enterprise initiatives, partially offset by higher overhead expenses and product mix.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$402	$298	35.2%	32.6%	—%	—%	2.6%	35.2%
Operating income	$115	$64	78.3%	75.5%	—%	0.4%	2.4%	78.3%
Operating margin %	28.5%	21.6%	690 bps	700 bps	—	10 bps	(20) bps	690 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$803	$670	19.8%	17.9%	—%	—%	1.9%	19.8%
Operating income	$236	$173	36.6%	34.8%	—%	0.5%	1.3%	36.6%
Operating margin %	29.4%	25.8%	360 bps	370 bps	—	10 bps	(20) bps	360 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue grew 32.6% in the second quarter driven by growth in equipment of 37.8% and consumables of 24.9%. In the year-to-date period, organic revenue grew 17.9% as equipment increased 22.3% and consumables increased 11.3%. In both periods, organic revenue growth was primarily due to higher demand in the industrial end markets related to heavy equipment for agriculture, infrastructure and mining and in the commercial end markets related to construction, light fabrication and farm and ranch customers.
◦North American organic revenue increased 37.6% in the second quarter primarily due to 51.7% and 25.9% growth in the industrial and commercial ends markets, respectively. In the year-to-date period, organic revenue grew 20.0% primarily driven by 20.4% and 21.3% growth in the industrial and commercial end markets, respectively.
◦International organic revenue grew 13.0% and 8.4% in the second quarter and year-to-date periods, respectively, primarily due to higher equipment demand in the oil and gas end markets in Europe and Asia.
•Operating margin of 28.5% in the second quarter increased 690 basis points primarily driven by positive operating leverage of 480 basis points and the net benefits from the Company's enterprise initiatives and cost management.
•In the year-to-date period, operating margin was 29.4%. The increase of 360 basis points was primarily driven by positive operating leverage of 280 basis points and the net benefits from the Company's enterprise initiatives and cost management.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$466	$354	31.7%	27.6%	—%	—%	4.1%	31.7%
Operating income	$127	$82	56.1%	52.8%	—%	(0.8)%	4.1%	56.1%
Operating margin %	27.3%	23.1%	420 bps	450 bps	—	(30) bps	—	420 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$901	$747	20.6%	17.7%	—%	—%	2.9%	20.6%
Operating income	$239	$175	37.1%	33.9%	—%	(0.1)%	3.3%	37.1%
Operating margin %	26.6%	23.4%	320 bps	320 bps	—	—	—	320 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 27.6% in the second quarter and 17.7% in the year-to-date period driven by higher demand across all major regions. Additionally, product line simplification activities reduced organic revenue by 70 basis points in the second quarter and 60 basis points in the year-to-date period.
◦Organic revenue for the automotive aftermarket businesses increased 33.1% and 20.2% in the second quarter and year-to-date periods, respectively, primarily driven by growth in the car care, tire repair, body repair and engine repair businesses in North America and the European additives businesses.
◦Organic revenue for the polymers businesses increased 33.9% in the second quarter and 24.3% in the year-to-date period with growth across all major regions.
◦Organic revenue for the fluids businesses increased 7.7% and 3.4% in the second quarter and year-to-date periods, respectively, primarily due to growth in the industrial maintenance, repair, and operations end markets in North America.
•Operating margin of 27.3% in the second quarter increased 420 basis points primarily driven by positive operating leverage of 520 basis points, benefits from the Company's enterprise initiatives, lower intangible asset amortization expense and a one-time benefit related to a recovery of indirect taxes in Brazil, partially offset by unfavorable price/cost of 170 basis points and higher restructuring expenses.
•In the year-to-date period, operating margin was 26.6%. The increase of 320 basis points was primarily due to positive operating leverage of 360 basis points, benefits from the Company's enterprise initiatives, lower intangible asset amortization expense and a one-time benefit related to a recovery of indirect taxes in Brazil, partially offset by unfavorable price/cost of 140 basis points.

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

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$518	$376	37.7%	28.2%	(0.1)%	—%	9.6%	37.7%
Operating income	$143	$90	60.3%	50.2%	0.3%	(1.2)%	11.0%	60.3%
Operating margin %	27.6%	23.7%	390 bps	410 bps	—	(20) bps	—	390 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$987	$766	28.8%	20.3%	(0.1)%	—%	8.6%	28.8%
Operating income	$273	$181	50.9%	41.7%	0.1%	(0.6)%	9.7%	50.9%
Operating margin %	27.6%	23.6%	400 bps	420 bps	—	(20) bps	—	400 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 28.2% and 20.3% in the second quarter and year-to-date periods, respectively, with growth across all major regions. Additionally, product line simplification activities reduced organic revenue by 40 basis points in the second quarter and 30 basis points in the year-to-date period.
◦North American organic revenue grew 20.1% in the second quarter driven by higher demand in the United States residential and commercial end markets of 16.3% and 25.7%, respectively, and growth in Canada. In the year-to-date period, organic revenue grew 15.9% due to higher demand in the United States residential and commercial end markets of 14.6% and 13.8%, respectively, and growth in Canada.
◦International organic revenue increased 36.0% and 24.3% in the second quarter and year-to-date periods, respectively. European organic revenue grew 61.0% in the second quarter and 37.4% in the year-to-date period primarily driven by higher demand in the commercial and residential end markets. Asia Pacific organic revenue increased 12.5% and 9.8% in the second quarter and year-to-date periods, respectively, primarily due to higher demand in Australia and New Zealand in the retail and residential end markets.
•Operating margin of 27.6% in the second quarter increased 390 basis points primarily driven by positive operating leverage of 440 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 120 basis points.
•In the year-to-date period, operating margin was 27.6%. The increase of 400 basis points was primarily due to positive operating leverage of 350 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 60 basis points.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$471	$387	21.6%	17.2%	—%	—%	4.4%	21.6%
Operating income	$128	$98	30.4%	25.9%	—%	(0.3)%	4.8%	30.4%
Operating margin %	27.2%	25.4%	180 bps	190 bps	—	(10) bps	—	180 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$928	$801	15.8%	12.1%	—%	—%	3.7%	15.8%
Operating income	$254	$207	22.8%	20.2%	—%	(1.4)%	4.0%	22.8%
Operating margin %	27.4%	25.9%	150 bps	180 bps	—	(30) bps	—	150 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 17.2% in the second quarter driven by growth in consumables of 18.6% and equipment of 11.7%. In the year-to-date period, organic revenue grew 12.1% as consumables increased 12.8% and equipment increased 9.6%. In both periods, organic revenue increased for consumables and equipment sales due to higher demand across all major regions.
◦North American organic revenue increased 14.5% and 10.0% in the second quarter and year-to-date periods, respectively, primarily driven by growth in the consumer packaging, appliance, product coding and marking, and strength film businesses.
◦International organic revenue increased 21.5% in the second quarter and 15.4% in the year-to-date period primarily due to an increase in the appliance businesses in Europe and Asia Pacific and the ground support equipment businesses in Europe.
•Operating margin of 27.2% in the second quarter increased 180 basis points primarily driven by positive operating leverage of 330 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 230 basis points.
•In the year-to-date period, operating margin was 27.4%. The increase of 150 basis points was primarily due to positive operating leverage of 230 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 190 basis points and higher restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $52 million and $104 million in the second quarter and year-to-date periods of 2021, respectively, versus $51 million and $102 million in the respective periods of 2020.
•Other income (expense) was income of $22 million in the second quarter of 2021 versus $8 million in the prior year period primarily driven by higher investment income, partially offset by higher foreign currency translation losses. Other income (expense) was income of $34 million in the year-to-date period of 2021 versus $33 million in the prior year period as higher investment income in 2021 was partially offset by foreign currency translation losses in 2021 versus gains in 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of June 30, 2021, the Company had $2.1 billion of cash and equivalents on hand, no outstanding borrowings under its $2.5 billion revolving credit facility, and no commercial paper outstanding. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Net cash provided by operating activities	$555	$737	$1,164	$1,351
Additions to plant and equipment	(78)	(56)	(146)	(116)
Free cash flow	$477	$681	$1,018	$1,235

Cash dividends paid	$(360)	$(338)	$(721)	$(680)
Repurchases of common stock	(250)	—	(500)	(706)
Repayments of debt with original maturities of more than three months	(350)	—	(350)	—
Other, net	44	16	64	24
Effect of exchange rate changes on cash and equivalents	13	23	(17)	(42)
Net increase (decrease) in cash and equivalents	$(426)	$382	$(506)	$(169)

In the second quarter of 2020, the Company elected to defer payment of U.S. income taxes of $158 million to the third quarter of 2020 in accordance with the Coronavirus Aid, Relief and Economic Security (CARES) Act.

Stock Repurchase Program

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 2.0 million shares of its common stock at an average price of $149.04 in the second quarter of 2019, approximately 2.4 million shares of its common stock at an average price of $150.97 in the third quarter of 2019, approximately 2.2 million shares of its common stock at an average price of $175.02 in the fourth quarter of 2019, and approximately 4.2 million shares of its common stock at an average price of $167.69 in the first quarter of 2020. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020. In February 2021, the Company resumed its share repurchase program and repurchased approximately 1.2 million shares of its common stock at an average price of $211.50 in the first quarter of 2021, and approximately 1.1 million shares of its common stock at an average price of $233.29 in the second quarter of 2021. As of June 30, 2021, there were $740 million of authorized repurchases remaining under the 2018 Program.

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). As of June 30, 2021, there were $3.0 billion of authorized repurchases remaining under the 2021 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's financial performance and may be different than the method used by other companies to calculate After-tax ROIC. Average invested capital represents the net assets of the Company, excluding cash and equivalents and outstanding debt, which are excluded as they do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter. After-tax ROIC for the second quarter and year-to-date periods of 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2021	2020	2021	2020
Operating income	$893	$449	$1,798	$1,210
Tax rate	23.0%	21.3%	22.7%	22.4%
Income taxes	(206)	(96)	(409)	(271)
Operating income after taxes	$687	$353	$1,389	$939

Invested capital:
Trade receivables	$2,786	$2,156	$2,786	$2,156
Inventories	1,400	1,167	1,400	1,167
Net assets held for sale	—	181	—	181
Net plant and equipment	1,767	1,711	1,767	1,711
Goodwill and intangible assets	5,374	5,244	5,374	5,244
Accounts payable and accrued expenses	(1,933)	(1,508)	(1,933)	(1,508)
Other, net	(283)	(636)	(283)	(636)
Total invested capital	$9,111	$8,315	$9,111	$8,315

Average invested capital	$8,926	$8,431	$8,864	$8,557
After-tax return on average invested capital	30.8%	16.8%	31.3%	22.0%

A reconciliation of the tax rate for the three and six month periods ended June 30, 2021, excluding the second quarter 2021 discrete tax benefit of $112 million related to a change in the U.K. income tax rate, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$88	10.1%	$282	16.3%
Discrete tax benefit	112	12.9%	112	6.4%
As adjusted	$200	23.0%	$394	22.7%

Refer to Note 4. Income Taxes in Item 1. Financial Statements for further information regarding the second quarter 2021 discrete tax benefit.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2021 and December 31, 2020 is summarized as follows:

In millions	June 30, 2021	December 31, 2020	Increase/ (Decrease)
Current assets:
Cash and equivalents	$2,058	$2,564	$(506)
Trade receivables	2,786	2,506	280
Inventories	1,400	1,189	211
Other	265	264	1
Total current assets	6,509	6,523	(14)
Current liabilities:
Short-term debt	592	350	242
Accounts payable and accrued expenses	1,933	1,818	115
Other	435	421	14
Total current liabilities	2,960	2,589	371
Net working capital	$3,549	$3,934	$(385)

As of June 30, 2021, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of June 30, 2021 and December 31, 2020 was as follows:

In millions	June 30, 2021	December 31, 2020
Short-term debt	$592	$350
Long-term debt	7,056	7,772
Total debt	$7,648	$8,122

There was no commercial paper outstanding as of June 30, 2021 and December 31, 2020. Short-term debt as of June 30, 2021 included $592 million related to the 1.75% Euro notes due May 20, 2022, which were reclassified from Long-term debt to Short-term debt in the second quarter of 2021. Short-term debt as of December 31, 2020 included $350 million related to the 3.375% notes due September 15, 2021, which were redeemed in full on June 15, 2021. The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion revolving credit facility as of June 30, 2021 or December 31, 2020.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to

EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended June 30, 2021 and December 31, 2020 was as follows:

Dollars in millions	June 30, 2021	December 31, 2020
Total debt	$7,648	$8,122

Net income	$2,670	$2,109
Add:
Interest expense	208	206
Other income	(29)	(28)
Income taxes	621	595
Depreciation	276	273
Amortization and impairment of intangible assets	149	154
EBITDA	$3,895	$3,309
Total debt to EBITDA ratio	2.0	2.5

Stockholders' Equity

The changes to stockholders' equity during the six months ended June 30, 2021 were as follows:

In millions
Total stockholders' equity, December 31, 2020	$3,182
Net income	1,446
Repurchases of common stock	(500)
Dividends declared	(718)
Foreign currency translation adjustments, net of tax	30
Other, net	81
Total stockholders' equity, June 30, 2021	$3,521

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," “will,” “should,” “could,” "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of the COVID-19 pandemic, related government actions and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of tariffs and raw material cost inflation, product line simplification activities and enterprise initiatives, the Company's portion of future benefit payments related to pension and postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) the COVID-19 pandemic, related government actions and the Company's strategy in response thereto, (2) weaknesses or downturns in the markets served by the Company, (3) changes or deterioration in international and domestic political and economic conditions, (4) the unfavorable impact of foreign currency fluctuations, (5) the timing and amount of benefits from the Company's enterprise strategy initiatives and their impact on organic revenue growth, (6) market conditions and availability of financing to fund the Company's share repurchases, (7) a delay or decrease in the introduction of new products into the Company's product lines, (8) any failure to protect the Company's intellectual property, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (10) raw material price increases and supply shortages, (11) financial market risks to the Company's obligations under its defined benefit pension plans, (12) negative effects of service interruptions, data corruption, cyber-based attacks, network security breaches, or violations of data privacy laws, (13) the potential negative impact of acquisitions on the Company's profitability and returns, (14) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (15) impact of tax legislation and regulatory action and changing tax rates, (16) potential adverse outcomes in legal proceedings, (17) uncertainties related to environmental regulation and the physical risks of climate change, and (18) potential failure of the Company's employees, agents or business partners to comply with anti-corruption, import/export, human rights and other laws. A more detailed description of these risks is contained under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2021. Based on such evaluation, the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2021, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2021 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of June 30, 2021, there were $740 million of authorized repurchases remaining under the 2018 Program.

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). As of June 30, 2021, there were $3.0 billion of authorized repurchases remaining under the 2021 Program.

Share repurchase activity for the second quarter of 2021 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
April 2021	—	$—	—	$990
May 2021	0.9	$233.48	0.9	$3,784
June 2021	0.2	$232.44	0.2	$3,740
Total	1.1		1.1

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10(a)	Consulting Agreement dated June 9, 2021 between Illinois Tool Works Inc. and SLM Advisory Services LLC.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 5, 2021	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)