Form 10-Q/A
period 2021-06-30
ILLINOIS TOOL WORKS INC
filed 2021-08-06
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at June 30, 2021: 314,967,814

Explanatory Note

Illinois Tool Works Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, originally filed on August 5, 2021 (the “Original 10-Q”), solely for the purpose of adding conformed signatures to the certification filed as Exhibit 32 pursuant to Rule 13(a) under the Securities Exchange Act, as amended. The Original 10-Q is being re-filed in its entirety with the certifications of the registrant’s principal executive officer and principal financial officer being made as of the date of this Amendment. The conformed signatures were inadvertently omitted in the Original 10-Q.

Except as expressly set forth above, this Amendment does not modify or update disclosure in, or exhibits to, the Original 10-Q. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-Q was filed.

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

ILLINOIS TOOL WORKS INC.

Dated:	August 6, 2021	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)