Form 10-Q
period 2021-09-30
ILLINOIS TOOL WORKS INC
filed 2021-10-29
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at September 30, 2021: 313,880,725

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2021	2020	2021	2020
Operating Revenue	$3,556	$3,307	$10,776	$9,099
Cost of revenue	2,096	1,910	6,298	5,375
Selling, administrative, and research and development expenses	581	560	1,735	1,606
Amortization and impairment of intangible assets	34	48	100	119
Operating Income	845	789	2,643	1,999
Interest expense	(49)	(52)	(153)	(154)
Other income (expense)	10	2	44	35
Income Before Taxes	806	739	2,534	1,880
Income Taxes	167	157	449	413
Net Income	$639	$582	$2,085	$1,467

Net Income Per Share:
Basic	$2.03	$1.84	$6.61	$4.63
Diluted	$2.02	$1.83	$6.58	$4.61

Shares of Common Stock Outstanding During the Period:
Average	314.6	316.5	315.6	316.9
Average assuming dilution	315.9	317.9	316.9	318.3

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Net Income	$639	$582	$2,085	$1,467

Foreign currency translation adjustments, net of tax	(59)	63	(29)	(160)
Pension and other postretirement benefit adjustments, net of tax	11	9	33	28
Other comprehensive income (loss)	(48)	72	4	(132)

Comprehensive Income	$591	$654	$2,089	$1,335

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and equivalents	$1,987	$2,564
Trade receivables	2,729	2,506
Inventories	1,524	1,189
Prepaid expenses and other current assets	337	264
Total current assets	6,577	6,523

Net plant and equipment	1,744	1,777
Goodwill	4,610	4,690
Intangible assets	683	781
Deferred income taxes	580	533
Other assets	1,323	1,308
	$15,517	$15,612

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$579	$350
Accounts payable	565	534
Accrued expenses	1,399	1,284
Cash dividends payable	383	361
Income taxes payable	70	60
Total current liabilities	2,996	2,589

Noncurrent Liabilities:
Long-term debt	6,972	7,772
Deferred income taxes	633	588
Noncurrent income taxes payable	365	413
Other liabilities	1,058	1,068
Total noncurrent liabilities	9,028	9,841

Stockholders' Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2021 and 2020 Outstanding- 313.9 shares in 2021 and 316.7 shares in 2020	6	6
Additional paid-in-capital	1,416	1,362
Retained earnings	24,098	23,114
Common stock held in treasury	(20,390)	(19,659)
Accumulated other comprehensive income (loss)	(1,638)	(1,642)
Noncontrolling interest	1	1
Total stockholders' equity	3,493	3,182
	$15,517	$15,612

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended September 30, 2021
Balance at June 30, 2021	$6	$1,402	$23,842	$(20,140)	$(1,590)	$1	$3,521
Net income	—	—	639	—	—	—	639
Common stock issued for stock-based compensation	—	—	—	—	—	—	—
Stock-based compensation expense	—	14	—	—	—	—	14
Repurchases of common stock	—	—	—	(250)	—	—	(250)
Dividends declared ($1.22 per share)	—	—	(383)	—	—	—	(383)
Other comprehensive income (loss)	—	—	—	—	(48)	—	(48)
Balance at September 30, 2021	$6	$1,416	$24,098	$(20,390)	$(1,638)	$1	$3,493

Three Months Ended September 30, 2020
Balance at June 30, 2020	$6	$1,317	$22,612	$(19,669)	$(1,909)	$1	$2,358
Net income	—	—	582	—	—	—	582
Common stock issued for stock-based compensation	—	15	—	17	—	—	32
Stock-based compensation expense	—	14	—	—	—	—	14
Dividends declared ($1.14 per share)	—	—	(361)	—	—	—	(361)
Other comprehensive income (loss)	—	—	—	—	72	—	72
Balance at September 30, 2020	$6	$1,346	$22,833	$(19,652)	$(1,837)	$1	$2,697

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$6	$1,362	$23,114	$(19,659)	$(1,642)	$1	$3,182
Net income	—	—	2,085	—	—	—	2,085
Common stock issued for stock-based compensation	—	13	—	19	—	—	32
Stock-based compensation expense	—	41	—	—	—	—	41
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Dividends declared ($3.50 per share)	—	—	(1,101)	—	—	—	(1,101)
Other comprehensive income (loss)	—	—	—	—	4	—	4
Balance at September 30, 2021	$6	$1,416	$24,098	$(20,390)	$(1,638)	$1	$3,493

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$6	$1,304	$22,403	$(18,982)	$(1,705)	$4	$3,030
Net income	—	—	1,467	—	—	—	1,467
Common stock issued for stock-based compensation	—	12	—	36	—	—	48
Stock-based compensation expense	—	31	—	—	—	—	31
Repurchases of common stock	—	—	—	(706)	—	—	(706)
Dividends declared ($3.28 per share)	—	—	(1,037)	—	—	—	(1,037)
Other comprehensive income (loss)	—	—	—	—	(132)	—	(132)
Noncontrolling interest	—	(1)	—	—	—	(3)	(4)
Balance at September 30, 2020	$6	$1,346	$22,833	$(19,652)	$(1,837)	$1	$2,697

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In millions	2021	2020
Cash Provided by (Used for) Operating Activities:
Net income	$2,085	$1,467
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	206	203
Amortization and impairment of intangible assets	100	119
Change in deferred income taxes	(79)	19
Provision for uncollectible accounts	—	5
(Income) loss from investments	(28)	(6)
(Gain) loss on sale of plant and equipment	—	1
(Gain) loss on sale of operations and affiliates	—	(1)
Stock-based compensation expense	41	31
Other non-cash items, net	8	6
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(270)	42
Inventories	(365)	50
Prepaid expenses and other assets	(63)	50
Increase (decrease) in-
Accounts payable	44	23
Accrued expenses and other liabilities	133	29
Income taxes	(30)	(6)
Other, net	1	2
Net cash provided by operating activities	1,783	2,034
Cash Provided by (Used for) Investing Activities:
Additions to plant and equipment	(217)	(168)
Proceeds from investments	37	10
Proceeds from sale of plant and equipment	6	8
Other, net	(2)	(1)
Net cash provided by (used for) investing activities	(176)	(151)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,080)	(1,019)
Issuance of common stock	42	60
Repurchases of common stock	(750)	(706)
Net proceeds from (repayments of) debt with original maturities of three months or less	1	—
Repayments of debt with original maturities of more than three months	(350)	—
Other, net	(10)	(16)
Net cash provided by (used for) financing activities	(2,147)	(1,681)
Effect of Exchange Rate Changes on Cash and Equivalents	(37)	(14)
Cash and Equivalents:
Increase (decrease) during the period	(577)	188
Beginning of period	2,564	1,981
End of period	$1,987	$2,169
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$178	$175
Cash Paid During the Period for Income Taxes, Net of Refunds	$558	$399

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

(2)    Novel Coronavirus (COVID-19)

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company's global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 continued to spread and impact the countries in which the Company operates and the markets the Company serves. In the first three quarters of 2021, the Company experienced solid recovery progress in many of its end markets; however, the disruptions caused by the COVID-19 pandemic continue to have an adverse impact on the Company's global operations. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced. A prolonged outbreak could continue to interrupt the operations of the Company and its customers and suppliers.

(3)    Operating Revenue

The Company's 83 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Automotive OEM	$647	$714	$2,137	$1,771
Food Equipment	544	449	1,509	1,268
Test & Measurement and Electronics	552	489	1,710	1,429
Welding	425	346	1,228	1,016
Polymers & Fluids	456	438	1,357	1,185
Construction Products	478	456	1,465	1,222
Specialty Products	459	420	1,387	1,221
Intersegment revenue	(5)	(5)	(17)	(13)
Total operating revenue	$3,556	$3,307	$10,776	$9,099

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended September 30, 2021 and 2020 was 20.8% and 21.3%, respectively, and 17.7% and 22.0% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three and nine months ended September 30, 2021 included a discrete income tax benefit of $21 million in the third quarter of 2021 related to the utilization of capital losses. The effective tax rate for the nine months ended September 30, 2021 also benefited from a discrete income tax benefit of $112 million in the second quarter of 2021 related to the remeasurement of net deferred tax assets due to the enactment of the U.K. Finance Bill 2021, which increases the U.K. income tax rate from 19% to 25% effective April 1, 2023. Additionally, the effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $1 million and $7 million for the three months ended September 30, 2021 and 2020, respectively, and $14 million and $20 million for the nine months ended September 30, 2021 and 2020, respectively.

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

(5)    Goodwill and Intangible Assets

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarters of 2021 and 2020. The assessments resulted in no impairment charges in either 2021 or 2020.

(6)    Inventories

Inventories as of September 30, 2021 and December 31, 2020 were as follows:

In millions	September 30, 2021	December 31, 2020
Raw material	$614	$454
Work-in-process	176	136
Finished goods	850	681
LIFO reserve	(116)	(82)
Total inventories	$1,524	$1,189

(7)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2021	2020	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$13	$14	$2	$2	$40	$41	$6	$6
Interest cost	10	15	3	4	30	45	8	12
Expected return on plan assets	(26)	(28)	(7)	(6)	(77)	(84)	(20)	(18)
Amortization of actuarial loss (gain)	14	11	—	—	40	35	—	—
Amortization of prior service cost	—	1	—	—	1	1	—	—
Total net periodic benefit cost	$11	$13	$(2)	$—	$34	$38	$(6)	$—

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $28 million to its pension plans and $4 million to its other postretirement benefit plans in 2021. As of September 30, 2021, contributions of $22 million to pension plans and $3 million to other postretirement benefit plans have been made.

(8)    Debt

There was no commercial paper outstanding as of September 30, 2021 and December 31, 2020. Short-term debt as of September 30, 2021 included $578 million related to the 1.75% Euro notes due May 20, 2022, which were reclassified from Long-term debt to Short-term debt in the second quarter of 2021. Short-term debt as of December 31, 2020 included $350 million related to the 3.375% notes due September 15, 2021, which were redeemed in full on June 15, 2021. The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. On September 22, 2021, due to the anticipated LIBOR transition, the Company agreed to suspend its right to borrow in Euro, British Pounds Sterling and Japanese Yen currencies under the revolving credit facility, effective December 31, 2021. The Company may continue to borrow in U.S. Dollars under the credit facility. This change is not expected to have a significant impact on the Company’s liquidity or its commercial paper program. No amounts were outstanding under the $2.5 billion revolving credit facility as of September 30, 2021 or December 31, 2020.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2021 and December 31, 2020 were as follows:

In millions	September 30, 2021	December 31, 2020
Fair value	$8,451	$9,412
Carrying value	7,551	8,122

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(9)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Beginning balance	$(1,590)	$(1,909)	$(1,642)	$(1,705)

Foreign currency translation adjustments during the period	(35)	22	22	(203)
Foreign currency translation adjustments reclassified to income	—	—	4	—
Income taxes	(24)	41	(55)	43
Total foreign currency translation adjustments, net of tax	(59)	63	(29)	(160)

Pension and other postretirement benefit adjustments reclassified to income	14	12	41	36
Income taxes	(3)	(3)	(8)	(8)
Total pension and other postretirement benefit adjustments, net of tax	11	9	33	28

Ending balance	$(1,638)	$(1,837)	$(1,638)	$(1,837)

Foreign currency translation adjustments reclassified to income related to the exit of immaterial foreign operations. Pension and other postretirement benefit adjustments reclassified to income represented the amortization of actuarial losses and prior service cost. Refer to Note 7. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The carrying values of the 2019, 2015 and 2014 Euro notes were $1.8 billion, $1.2 billion and $1.1 billion, respectively, as of September 30, 2021. The cumulative unrealized pre-tax gain (loss) recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was a gain of $108 million as of September 30, 2021 and a loss of $120 million as of December 31, 2020.

As of September 30, 2021 and 2020, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.3 billion and $1.5 billion, respectively, and after-tax unrecognized pension and other postretirement benefits cost of $298 million and $362 million, respectively.

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

(11)    Acquisition Agreement

The Company has entered into an agreement with Amphenol Corporation ("Amphenol"), whereby the Company intends to acquire the Test & Simulation business of MTS Systems Corporation ("MTS") from Amphenol for $750 million, subject to certain post-closing adjustments and excluding transaction-related expenses. The acquisition of the Test & Simulation business of MTS from Amphenol is expected to close following the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions. Upon completion of this acquisition, the Test & Simulation business of MTS will be reported within the Company's Test & Measurement and Electronics segment.

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

Near-term Priorities

While it was the challenges brought about by the COVID-19 pandemic that dominated the Company's attention starting in 2020, it was the collection of capabilities and competitive advantages that have been built and honed over the past nine years through the execution of ITW's enterprise strategy that provided the Company with the options to respond. This, coupled with the proprietary and powerful ITW Business Model, diversified high-quality business portfolio and diligent execution put the Company in a position of strength in dealing with the global pandemic.

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

As the Company continues to make progress toward its full potential, the Company will explore opportunities to reinforce or further expand the long-term organic growth potential of ITW through the addition of selective high-quality acquisitions, such as the agreement with Amphenol Corporation ("Amphenol") announced earlier this year, whereby the Company intends to acquire the Test & Simulation business of MTS Systems Corporation ("MTS") from Amphenol, which is expected to close in the fourth quarter of 2021 following the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions. Upon completion of this acquisition, the Test & Simulation business of MTS will be reported within the Company's Test & Measurement and Electronics segment.

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

While the vast majority of the Company's facilities have remained open and operational during the pandemic, many of these facilities were operating at a reduced capacity at various times since the outset of the pandemic. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations and financial position continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced. A prolonged outbreak could continue to interrupt the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part I - Item 1A - Risk Factors in the Company's 2020 Annual Report on Form 10-K.

Separately, the Company does not believe that tariffs imposed in recent years have had a material impact on its operating results. As the global trade environment, including the regulatory environment, continues to evolve, the Company will continue to evaluate the impact of enacted and proposed tariffs on its businesses, as well as pricing actions to mitigate the impact of any raw material cost increases resulting from these tariffs.

The Company delivered solid financial results in the third quarter and year-to-date periods of 2021 primarily due to the continued successful execution of enterprise initiatives, including the "Win the Recovery" actions initiated over the course of the past year, and continued focus on the highly differentiated ITW Business Model. Despite rising raw material costs and a challenging global supply chain environment, the Company generated operating revenue growth of 7.5 percent in the third quarter as six of seven segments had organic revenue growth. Organic revenue for the Automotive OEM segment declined as this segment continued to be impacted by auto production reductions associated with the supply chain challenges affecting its customers. In the year-to-date period, operating revenue increased 18.4 percent as all seven segments had double-digit organic revenue growth. Operating income grew 7.1 percent and 32.2 percent in the third quarter and year-to-date periods of 2021, respectively. Operating margin was 23.8 percent in the third quarter of 2021. In the year-to-date period, operating margin was 24.5 percent as all segments achieved margin expansion compared to the prior year period.

The Company's consolidated results of operations for the third quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,556	$3,307	7.5%	6.3%	—%	—%	1.2%	7.5%
Operating income	$845	$789	7.1%	2.5%	—%	3.1%	1.5%	7.1%
Operating margin %	23.8%	23.8%	—	(80) bps	—	70 bps	10 bps	—

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$10,776	$9,099	18.4%	14.9%	—%	—%	3.5%	18.4%
Operating income	$2,643	$1,999	32.2%	26.9%	—%	1.1%	4.2%	32.2%
Operating margin %	24.5%	22.0%	250 bps	230 bps	—	20 bps	—	250 bps

•Operating revenue increased 7.5% in the third quarter and 18.4% in the year-to-date period due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 6.3% and 14.9% in the third quarter and year-to-date periods, respectively. Six of seven segments grew in the third quarter and all seven segments increased in the year-to-date period as the Company saw continued improvement in both the breadth and pace of the recovery. In the third quarter, Automotive OEM declined 10.7% primarily due to declines in North America and Europe. Additionally, product line simplification activities reduced organic revenue by 30 basis points in the third quarter and 20 basis points in the year-to-date period.
◦North American organic revenue increased 9.0% in the third quarter due to growth in six segments, partially offset by a decline in the Automotive OEM segment. In the year-to-date period, organic revenue increased 15.1% due to growth in all segments primarily driven by the Welding, Test & Measurement and Electronics and Food Equipment segments.
◦Europe, Middle East and Africa organic revenue increased 1.0% in the third quarter as growth in five segments was partially offset by a decline in the Automotive OEM and Specialty Products segments. In the year-to-date period, organic revenue increased 13.1% due to growth in all segments primarily driven by the Automotive OEM, Construction Products and Food Equipment segments.
◦Asia Pacific organic revenue increased 5.4% in the third quarter due to growth in six segments, partially offset by a decline in the Specialty Products segment. In the year-to-date period, organic revenue increased 16.5% due to growth in all segments. China organic revenue grew 2.1% in the third quarter as growth in the Food Equipment, Test & Measurement and Electronics, Automotive OEM and Welding segments was offset by a decline in the Specialty Products, Construction Products and Polymers & Fluids segments. In the year-to-date period, organic revenue increased 21.3% with growth in six segments, partially offset by a decline in the Construction Products segment.
•Operating income of $845 million and $2.6 billion in the third quarter and year-to-date periods, respectively, increased 7.1% and 32.2% in the respective periods.
•Operating margin was 23.8% in the third quarter, flat to the prior year, as positive operating leverage of 130 basis points, benefits from the Company's enterprise initiatives of 100 basis points, lower restructuring expenses and lower intangible asset amortization expense were offset by unfavorable price/cost of 200 basis points, higher freight costs and higher overhead expenses, including employee-related expenses.
•In the year-to-date period, operating margin of 24.5% increased 250 basis points primarily due to positive operating leverage of 300 basis points and benefits from the Company's enterprise initiatives of 110 basis points, partially offset by unfavorable price/cost of 130 basis points and higher overhead expenses, including employee-related expenses.
•The Company's effective tax rate for the third quarter of 2021 and 2020 was 20.8% and 21.3%, respectively, and 17.7% and 22.0% for the respective year-to-date periods. The effective tax rate for the third quarter of 2021 included a discrete income tax benefit of $21 million related to the utilization of capital losses. The effective tax rate for the year-to-date period of 2021 also benefited from a discrete income tax benefit of $112 million in the second quarter of 2021 related to the remeasurement of net deferred tax assets due to the enactment of the U.K. Finance Bill 2021, which increases the U.K. income tax rate from 19% to 25% effective April 1, 2023. Additionally, the effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $1 million and $7 million for the third quarter of 2021 and 2020, respectively, and $14 million and $20 million for the year-to-date periods of 2021 and 2020, respectively.
•Diluted earnings per share (EPS) of $2.02 for the third quarter and $6.58 for the year-to-date period increased 10.4% and 42.7%, respectively. Excluding the favorable impact of the $21 million discrete income tax benefit in the third quarter of 2021 and the $112 million discrete income tax benefit in the second quarter of 2021, EPS increased 7.1% and 33.6% in the third quarter and year-to-date periods, respectively.
•Operating cash flow was $619 million and $1.8 billion in the third quarter and year-to-date periods of 2021, respectively. Free cash flow was $548 million and $1.6 billion for the third quarter and year-to-date periods of 2021, respectively. Refer to the Cash Flow section of Liquidity and Capital Resources for a reconciliation of free cash flow, which is a non-GAAP measure.
•The Company repurchased approximately 1.0 million and 3.3 million shares of its common stock in the third quarter and year-to-date periods of 2021, respectively, for approximately $250 million and $750 million, respectively.
•After-tax return on average invested capital was 28.5% for the third quarter and 30.5% for the year-to-date period of 2021. Refer to the After-tax Return on Average Invested Capital section of Liquidity and Capital Resources for a reconciliation of this non-GAAP measure.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2021	2020	2021	2020	2021	2020	2021	2020
Automotive OEM	$647	$714	$112	$149	$2,137	$1,771	$434	$266
Food Equipment	544	449	130	88	1,509	1,268	339	236
Test & Measurement and Electronics	552	489	148	116	1,710	1,429	475	354
Welding	425	346	128	96	1,228	1,016	364	269
Polymers & Fluids	456	438	111	116	1,357	1,185	350	291
Construction Products	478	456	133	128	1,465	1,222	406	309
Specialty Products	459	420	126	106	1,387	1,221	380	313
Intersegment revenue	(5)	(5)	—	—	(17)	(13)	—	—
Unallocated	—	—	(43)	(10)	—	—	(105)	(39)
Total	$3,556	$3,307	$845	$789	$10,776	$9,099	$2,643	$1,999

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$647	$714	(9.4)%	(10.7)%	—%	—%	1.3%	(9.4)%
Operating income	$112	$149	(24.7)%	(34.6)%	—%	9.3%	0.6%	(24.7)%
Operating margin %	17.3%	20.8%	(350) bps	(560) bps	—	220 bps	(10) bps	(350) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,137	$1,771	20.6%	15.7%	—%	—%	4.9%	20.6%
Operating income	$434	$266	63.3%	51.1%	—%	5.5%	6.7%	63.3%
Operating margin %	20.3%	15.0%	530 bps	460 bps	—	70 bps	—	530 bps

•Operating revenue decreased in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue decreased 10.7% in the third quarter and increased 15.7% in the year-to-date period. The impact of Automotive OEM customers adjusting production schedules to account for the shortage of semiconductor chips and other components negatively impacted organic revenue in the third quarter and year-to-date periods of 2021. Worldwide auto builds declined 20% in the third quarter and increased 10% in the year-to-date period. Auto builds for North America, Europe and China, where the Company has a higher concentration of revenue as compared to the other geographic regions, declined 23% in the third quarter and increased 7% in the year-to-date period.
◦North American organic revenue decreased 12.4% in the third quarter and increased 12.3% in the year-to-date period compared to North American auto builds which declined 25% in the third quarter and grew 7% in the year-to-date period. Auto builds for the Detroit 3, where the Company has higher content, decreased 28% in the third quarter and decreased 1% in the year-to-date period.
◦European organic revenue declined 18.0% in the third quarter and increased 13.5% in the year-to-date period compared to European auto builds which decreased 30% in the third quarter and grew 6% in the year-to-date period.
◦Asia Pacific organic revenue increased 6.0% and 26.3% in the third quarter and year-to-date periods, respectively. China organic revenue grew 2.3% in the third quarter and increased 22.7% in the year-to-date period versus China auto builds which decreased 17% in the third quarter and increased 8% in the year-to-date period. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 28% in the third quarter and decreased 6% in the year-to-date period.
•Operating margin of 17.3% in the third quarter decreased 350 basis points primarily driven by unfavorable price/cost of 360 basis points, negative operating leverage of 240 basis points and higher overhead expenses, partially offset by benefits from the Company's enterprise initiatives and lower restructuring expenses.
•In the year-to-date period, operating margin was 20.3%. The increase of 530 basis points was primarily driven by positive operating leverage of 310 basis points, the net benefits from the Company's enterprise initiatives and cost management, and lower restructuring expenses, partially offset by unfavorable price/cost of 230 basis points.

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

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$544	$449	21.0%	18.9%	—%	—%	2.1%	21.0%
Operating income	$130	$88	47.2%	35.2%	—%	8.4%	3.6%	47.2%
Operating margin %	23.9%	19.6%	430 bps	270 bps	—	140 bps	20 bps	430 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,509	$1,268	19.0%	15.2%	—%	—%	3.8%	19.0%
Operating income	$339	$236	43.4%	35.6%	—%	3.1%	4.7%	43.4%
Operating margin %	22.5%	18.6%	390 bps	330 bps	—	50 bps	10 bps	390 bps

•Operating revenue grew in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 18.9% in the third quarter as equipment and service organic revenue grew 23.1% and 11.8%, respectively. In the year-to-date period, organic revenue increased 15.2% as equipment and service organic revenue grew 20.9% and 5.7%, respectively.
◦North American organic revenue increased 17.9% and 14.5% in the third quarter and year-to-date periods, respectively. Equipment organic revenue grew 20.3% in the third quarter primarily due to growth in the restaurant and institutional end markets, partially offset by a decline in the food retail end market. In the year-to-date period, equipment organic revenue increased 18.3% due to growth in the restaurant, institutional and food retail end markets. Service organic revenue increased 14.4% in the third quarter and 8.7% in the year-to-date period.
◦International organic revenue increased 20.2% in the third quarter and 16.3% in the year-to-date period. Equipment organic revenue grew 26.3% and 24.1% in the third quarter and year-to-date periods, respectively, primarily due to higher demand in the European warewash, refrigeration and cooking end markets. Service organic revenue increased 7.7% in the third quarter and grew 0.7% in the year-to-date period.
•Operating margin of 23.9% in the third quarter increased 430 basis points primarily due to positive operating leverage of 410 basis points, benefits from the Company's enterprise initiatives and lower restructuring expenses, partially offset by unfavorable price/cost of 150 basis points and higher overhead expenses.
•In the year-to-date period, operating margin was 22.5%. The increase of 390 basis points was primarily driven by positive operating leverage of 350 basis points, the net benefits from the Company's enterprise initiatives and cost management, and lower restructuring expenses, partially offset by unfavorable price/cost of 80 basis points and higher overhead expenses.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$552	$489	12.9%	11.8%	—%	—%	1.1%	12.9%
Operating income	$148	$116	28.1%	24.9%	—%	1.8%	1.4%	28.1%
Operating margin %	26.8%	23.7%	310 bps	270 bps	—	40 bps	—	310 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,710	$1,429	19.7%	16.8%	—%	—%	2.9%	19.7%
Operating income	$475	$354	34.2%	30.2%	—%	0.8%	3.2%	34.2%
Operating margin %	27.8%	24.8%	300 bps	280 bps	—	20 bps	—	300 bps

•Operating revenue grew in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 11.8% in the third quarter and 16.8% in the year-to-date period.
◦Organic revenue for the test and measurement businesses increased 15.4% and 13.9% in the third quarter and year-to-date periods, respectively, primarily driven by higher semiconductor demand in North America, the impact of a stronger capital spending environment, and higher demand in the oil and gas end markets in North America. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 14.7% in the third quarter and 12.5% in the year-to-date period.
◦Electronics organic revenue increased 7.7% and 20.2% in the third quarter and year-to-date periods, respectively, driven by higher demand in consumer electronics, automotive applications and semiconductor end markets. The electronics assembly businesses grew 4.9% in the third quarter primarily due to higher demand in Asia Pacific. In the year-to-date period, organic revenue increased 35.9% primarily due to higher demand in North America and Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 9.1% and 12.9% in the third quarter and year-to-date periods, respectively, with growth in all major regions.
•Operating margin of 26.8% in the third quarter increased 310 basis points primarily due to positive operating leverage of 290 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 70 basis points, higher overhead expenses and higher freight costs. Additionally, the prior year included the recapture of amortization and depreciation expense related to a business previously classified as held for sale.
•In the year-to-date period, operating margin was 27.8%. The increase of 300 basis points was primarily driven by positive operating leverage of 380 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 20 basis points, higher overhead expenses and product mix. Additionally, the prior year included the recapture of amortization and depreciation expense related to a business previously classified as held for sale.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the third quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$425	$346	22.9%	22.0%	—%	—%	0.9%	22.9%
Operating income	$128	$96	32.5%	33.0%	—%	(1.3)%	0.8%	32.5%
Operating margin %	30.0%	27.9%	210 bps	250 bps	—	(30) bps	(10) bps	210 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,228	$1,016	20.9%	19.3%	—%	—%	1.6%	20.9%
Operating income	$364	$269	35.1%	34.1%	—%	(0.2)%	1.2%	35.1%
Operating margin %	29.6%	26.5%	310 bps	330 bps	—	(10) bps	(10) bps	310 bps

•Operating revenue grew in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue grew 22.0% in the third quarter driven by growth in equipment of 24.5% and consumables of 18.0%. In the year-to-date period, organic revenue grew 19.3% as equipment increased 23.1% and consumables increased 13.6%. In both periods, organic revenue growth was primarily due to higher demand in the industrial end markets related to heavy equipment for agriculture, infrastructure and mining and in the commercial end markets related to construction, light fabrication and farm and ranch customers.
◦North American organic revenue increased 24.2% in the third quarter primarily due to growth in the industrial and commercial ends markets of 32.2% and 18.4%, respectively. In the year-to-date period, organic revenue grew 21.4% primarily driven by growth in the industrial and commercial end markets of 24.3% and 20.3%, respectively.
◦International organic revenue grew 11.5% and 9.4% in the third quarter and year-to-date periods, respectively, primarily due to higher equipment demand in the oil and gas end markets in Europe and Asia.
•Operating margin of 30.0% in the third quarter increased 210 basis points primarily driven by positive operating leverage of 290 basis points and benefits from the Company's enterprise initiatives, partially offset by higher overhead expenses.
•In the year-to-date period, operating margin was 29.6%. The increase of 310 basis points was primarily driven by positive operating leverage of 270 basis points and benefits from the Company's enterprise initiatives, partially offset by higher overhead expenses.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$456	$438	4.1%	3.4%	—%	—%	0.7%	4.1%
Operating income	$111	$116	(5.2)%	(7.0)%	—%	1.1%	0.7%	(5.2)%
Operating margin %	24.2%	26.6%	(240) bps	(270) bps	—	30 bps	—	(240) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,357	$1,185	14.5%	12.4%	—%	—%	2.1%	14.5%
Operating income	$350	$291	20.1%	17.5%	—%	0.4%	2.2%	20.1%
Operating margin %	25.8%	24.6%	120 bps	110 bps	—	10 bps	—	120 bps

•Operating revenue grew in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 3.4% in the third quarter and 12.4% in the year-to-date period driven by higher demand across all major regions. Additionally, product line simplification activities reduced organic revenue by 90 basis points in the third quarter and 70 basis points in the year-to-date period.
◦Organic revenue for the automotive aftermarket businesses increased 3.9% and 14.1% in the third quarter and year-to-date periods, respectively, primarily driven by growth in the car care and body repair businesses in North America and growth in the European additives businesses.
◦Organic revenue for the polymers businesses increased 8.2% in the third quarter and 18.3% in the year-to-date period with growth across all major regions.
◦Organic revenue for the fluids businesses decreased 4.7% in the third quarter primarily due to lower demand in North America and Europe. In the year-to-date period, organic revenue increased 0.5% primarily due to growth in the industrial maintenance, repair and operations end markets in North America, partially offset by a decline in Europe.
•Operating margin of 24.2% in the third quarter decreased 240 basis points primarily driven by unfavorable price/cost of 260 basis points, higher overhead expenses, higher freight costs and product mix, partially offset by positive operating leverage of 70 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.
•In the year-to-date period, operating margin was 25.8%. The increase of 120 basis points was primarily due to positive operating leverage of 240 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense, partially offset by unfavorable price/cost of 180 basis points, higher overhead expenses and higher freight costs.

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

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$478	$456	5.0%	3.4%	(0.1)%	—%	1.7%	5.0%
Operating income	$133	$128	4.1%	0.8%	(0.1)%	1.3%	2.1%	4.1%
Operating margin %	27.8%	28.1%	(30) bps	(70) bps	—	40 bps	—	(30) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,465	$1,222	19.9%	14.0%	(0.1)%	—%	6.0%	19.9%
Operating income	$406	$309	31.5%	24.8%	0.1%	0.2%	6.4%	31.5%
Operating margin %	27.7%	25.3%	240 bps	230 bps	—	10 bps	—	240 bps

•Operating revenue grew in the third quarter and year-to-date periods primarily due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 3.4% and 14.0% in the third quarter and year-to-date periods, respectively, with growth across all major regions. Additionally, product line simplification activities reduced organic revenue by 40 basis points in the third quarter and year-to-date periods.
◦North American organic revenue grew 2.0% in the third quarter driven by higher demand in the United States residential and commercial end markets of 0.5% and 10.2%, respectively, and growth in Canada. In the year-to-date period, organic revenue grew 10.9% due to higher demand in the United States residential and commercial end markets of 9.5% and 12.6%, respectively, and growth in Canada.
◦International organic revenue increased 4.5% and 16.8% in the third quarter and year-to-date periods, respectively. European organic revenue grew 7.5% in the third quarter and 26.0% in the year-to-date period primarily driven by higher demand in the commercial and residential end markets. Asia Pacific organic revenue increased 1.3% and 6.6% in the third quarter and year-to-date periods, respectively, primarily due to higher demand in Australia and New Zealand in the residential end markets.
•Operating margin of 27.8% in the third quarter decreased 30 basis points primarily driven by unfavorable price/cost of 330 basis points, partially offset by benefits from the Company's enterprise initiatives, positive operating leverage of 50 basis points and lower restructuring expenses.
•In the year-to-date period, operating margin was 27.7%. The increase of 240 basis points was primarily due to positive operating leverage of 250 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 150 basis points.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods of 2021 and 2020 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$459	$420	9.4%	8.3%	—%	—%	1.1%	9.4%
Operating income	$126	$106	18.4%	17.3%	—%	(0.4)%	1.5%	18.4%
Operating margin %	27.3%	25.2%	210 bps	210 bps	—	(10) bps	10 bps	210 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2021	2020	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,387	$1,221	13.6%	10.8%	—%	—%	2.8%	13.6%
Operating income	$380	$313	21.3%	19.3%	—%	(1.0)%	3.0%	21.3%
Operating margin %	27.4%	25.7%	170 bps	190 bps	—	(20) bps	—	170 bps

•Operating revenue grew in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 8.3% in the third quarter driven by growth in consumables of 7.8% and equipment of 10.4%. In the year-to-date period, organic revenue grew 10.8% as consumables increased 11.0% and equipment increased 9.8%. In both periods, organic revenue increased for consumables and equipment primarily due to higher demand in North America. Additionally, product line simplification activities reduced organic revenue by 60 basis points in the third quarter and 30 basis points in the year-to-date period.
◦North American organic revenue increased 14.9% and 11.6% in the third quarter and year-to-date periods, respectively, primarily driven by growth in the consumer packaging, ground support, appliance, strength film, and product coding and marking businesses.
◦International organic revenue decreased 3.9% in the third quarter primarily due to declines in the product coding and marking businesses in Asia Pacific and consumer packaging businesses in Europe, partially offset by growth in the specialty films and appliance businesses in Europe. In the year-to-date period, organic revenue increased 8.5% primarily due to an increase in the appliance businesses in Europe and Asia Pacific and the ground support equipment businesses in Europe, partially offset by a decline in the consumer packaging businesses in Europe and the product coding and marking businesses in Asia Pacific.
•Operating margin of 27.3% in the third quarter increased 210 basis points primarily driven by positive operating leverage of 180 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 250 basis points. Additionally, the prior year included an unfavorable impact of a one-time customer cost-sharing settlement.
•In the year-to-date period, operating margin was 27.4%. The increase of 170 basis points was primarily due to positive operating leverage of 210 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 210 basis points. Additionally, the prior year included an unfavorable impact of a one-time customer cost-sharing settlement.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $49 million and $153 million in the third quarter and year-to-date periods of 2021, respectively, versus $52 million and $154 million in the respective periods of 2020.
•Other income (expense) was income of $10 million in the third quarter of 2021 versus $2 million in the prior year period primarily driven by higher investment income in 2021 and foreign currency translation losses in 2020. Other income (expense) was income of $44 million in the year-to-date period of 2021 versus $35 million in the prior year period as higher investment income in 2021 was partially offset by foreign currency translation losses in 2021 versus gains in 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of September 30, 2021, the Company had $2.0 billion of cash and equivalents on hand, no outstanding borrowings under its $2.5 billion revolving credit facility, and no commercial paper outstanding. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the third quarter and year-to-date periods of 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Net cash provided by operating activities	$619	$683	$1,783	$2,034
Additions to plant and equipment	(71)	(52)	(217)	(168)
Free cash flow	$548	$631	$1,566	$1,866

Cash dividends paid	$(359)	$(339)	$(1,080)	$(1,019)
Repurchases of common stock	(250)	—	(750)	(706)
Repayments of debt with original maturities of more than three months	—	—	(350)	—
Other, net	10	37	74	61
Effect of exchange rate changes on cash and equivalents	(20)	28	(37)	(14)
Net increase (decrease) in cash and equivalents	$(71)	$357	$(577)	$188

In the second quarter of 2020, the Company elected to defer payment of U.S. income taxes of $158 million to the third quarter of 2020 in accordance with the Coronavirus Aid, Relief and Economic Security (CARES) Act.

Stock Repurchase Program

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 2.0 million shares of its common stock at an average price of $149.04 in the second quarter of 2019, approximately 2.4 million shares of its common stock at an average price of $150.97 in the third quarter of 2019, approximately 2.2 million shares of its common stock at an average price of $175.02 in the fourth quarter of 2019, and approximately 4.2 million shares of its common stock at an average price of $167.69 in the first quarter of 2020. Due to the COVID-19 pandemic, the Company temporarily suspended its share repurchase program starting in March 2020. In February 2021, the Company resumed its share repurchase program and repurchased approximately 1.2 million shares of its common stock at an average price of $211.50 in the first quarter of 2021, approximately 1.1 million shares of its common stock at an average price of $233.29 in the second quarter of 2021, and approximately 1.0 million shares of its common stock at an average price of $229.03 in the third quarter of 2021. As of September 30, 2021, there were $490 million of authorized repurchases remaining under the 2018 Program.

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). As of September 30, 2021, there were $3.0 billion of authorized repurchases remaining under the 2021 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's financial performance and may be different than the method used by other companies to calculate After-tax ROIC. Operating income and each of the invested capital balances are the GAAP amounts reported in the Company's financial statements. Operating income after taxes is a non-GAAP measure consisting of operating income as reported in the Company's financial statements less income taxes calculated based on the Company's effective tax rate for the period. For comparability, the Company excluded the discrete tax benefit of $21 million in the third quarter of 2021 and the discrete tax benefit of $112 million in the second quarter of 2021 from the effective tax rate for the three and nine month periods ended September 30, 2021. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. Average invested capital is calculated using balances at the start of the period and at the end of each quarter within each of the periods presented. After-tax ROIC is calculated by dividing operating income after taxes by average invested capital for the period presented, and is annualized for interim periods. After-tax ROIC for the third quarter and year-to-date periods of 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2021	2020	2021	2020
Operating income	$845	$789	$2,643	$1,999
Tax rate (as adjusted in 2021)	23.4%	21.3%	22.9%	22.0%
Income taxes	(198)	(168)	(607)	(439)
Operating income after taxes	$647	$621	$2,036	$1,560

Invested capital:
Trade receivables	$2,729	$2,494	$2,729	$2,494
Inventories	1,524	1,149	1,524	1,149
Net plant and equipment	1,744	1,736	1,744	1,736
Goodwill and intangible assets	5,293	5,405	5,293	5,405
Accounts payable and accrued expenses	(1,964)	(1,784)	(1,964)	(1,784)
Other, net	(269)	(527)	(269)	(527)
Total invested capital	$9,057	$8,473	$9,057	$8,473

Average invested capital	$9,084	$8,394	$8,912	$8,536
After-tax return on average invested capital	28.5%	29.6%	30.5%	24.4%

A reconciliation of the tax rate for the three and nine month periods ended September 30, 2021, excluding the third quarter 2021 discrete tax benefit of $21 million related to the utilization of capital losses and the second quarter 2021 discrete tax benefit of $112 million related to a change in the U.K. income tax rate, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$167	20.8%	$449	17.7%
Discrete tax benefit related to the third quarter 2021	21	2.6%	21	0.8%
Discrete tax benefit related to the second quarter 2021	—	—%	112	4.4%
As adjusted	$188	23.4%	$582	22.9%

Refer to Note 4. Income Taxes in Item 1. Financial Statements for further information regarding the second and third quarter 2021 discrete tax benefits.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2021 and December 31, 2020 is summarized as follows:

In millions	September 30, 2021	December 31, 2020	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,987	$2,564	$(577)
Trade receivables	2,729	2,506	223
Inventories	1,524	1,189	335
Other	337	264	73
Total current assets	6,577	6,523	54
Current liabilities:
Short-term debt	579	350	229
Accounts payable and accrued expenses	1,964	1,818	146
Other	453	421	32
Total current liabilities	2,996	2,589	407
Net working capital	$3,581	$3,934	$(353)

As of September 30, 2021, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of September 30, 2021 and December 31, 2020 was as follows:

In millions	September 30, 2021	December 31, 2020
Short-term debt	$579	$350
Long-term debt	6,972	7,772
Total debt	$7,551	$8,122

There was no commercial paper outstanding as of September 30, 2021 and December 31, 2020. Short-term debt as of September 30, 2021 included $578 million related to the 1.75% Euro notes due May 20, 2022, which were reclassified from Long-term debt to Short-term debt in the second quarter of 2021. Short-term debt as of December 31, 2020 included $350 million related to the 3.375% notes due September 15, 2021, which were redeemed in full on June 15, 2021. The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. On September 22, 2021, due to the anticipated LIBOR transition, the Company agreed to suspend its right to borrow in Euro, British Pounds Sterling and Japanese Yen currencies under the revolving credit facility, effective December 31, 2021. The Company may continue to borrow in U.S. Dollars under the credit facility. This change is not expected to have a significant impact on the Company’s liquidity or its commercial paper program. No amounts were outstanding under the $2.5 billion revolving credit facility as of September 30, 2021 or December 31, 2020.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended September 30, 2021 and December 31, 2020 was as follows:

Dollars in millions	September 30, 2021	December 31, 2020
Total debt	$7,551	$8,122

Net income	$2,727	$2,109
Add:
Interest expense	205	206
Other income	(37)	(28)
Income taxes	631	595
Depreciation	276	273
Amortization and impairment of intangible assets	135	154
EBITDA	$3,937	$3,309
Total debt to EBITDA ratio	1.9	2.5

Stockholders' Equity

The changes to stockholders' equity during the nine months ended September 30, 2021 were as follows:

In millions
Total stockholders' equity, December 31, 2020	$3,182
Net income	2,085
Repurchases of common stock	(750)
Dividends declared	(1,101)
Foreign currency translation adjustments, net of tax	(29)
Other, net	106
Total stockholders' equity, September 30, 2021	$3,493

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," “will,” “should,” “could,” "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of the COVID-19 pandemic and global supply chain challenges, related government actions and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of tariffs and raw material cost inflation, product line simplification activities and enterprise initiatives, the Company's portion of future benefit payments related to pension and postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) the COVID-19 pandemic, related government actions and the Company's strategy in response thereto, (2) weaknesses or downturns in the markets served by the Company, (3) changes or deterioration in international and domestic political and economic conditions, (4) the unfavorable impact of foreign currency fluctuations, (5) the timing and amount of benefits from the Company's enterprise strategy initiatives and their impact on organic revenue growth, (6) market conditions and availability of financing to fund the Company's share repurchases, (7) a delay or decrease in the introduction of new products into the Company's product lines, (8) any failure to protect the Company's intellectual property, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (10) raw material price increases and supply shortages or delays, (11) financial market risks to the Company's obligations under its defined benefit pension plans, (12) negative effects of service interruptions, data corruption, cyber-based attacks, network security breaches, or violations of data privacy laws, (13) the potential negative impact of acquisitions on the Company's profitability and returns, (14) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (15) impact of tax legislation and regulatory action and changing tax rates, (16) potential adverse outcomes in legal proceedings, (17) uncertainties related to environmental regulation and the physical risks of climate change, and (18) potential failure of the Company's employees, agents or business partners to comply with anti-corruption, import/export, human rights and other laws. A more detailed description of these risks is contained under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2021. Based on such evaluation, the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2021, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2021 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provides for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). As of September 30, 2021, there were $490 million of authorized repurchases remaining under the 2018 Program.

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). As of September 30, 2021, there were $3.0 billion of authorized repurchases remaining under the 2021 Program.

Share repurchase activity for the third quarter of 2021 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
July 2021	—	$—	—	$3,740
August 2021	0.7	$230.38	0.7	$3,561
September 2021	0.3	$225.69	0.3	$3,490
Total	1.0		1.0

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10.1
Suspension of Rights Agreement dated September 22, 2021 between Illinois Tool Works Inc. and JPMorgan Chase Bank, N.A., as Agent, under the Five Year Credit Agreement dated as of September 27, 2019, among Illinois Tool Works Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Agent, and the Lenders thereto (as amended or otherwise modified from time to time).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 28, 2021	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)