Form 10-Q
period 2022-03-31
ILLINOIS TOOL WORKS INC
filed 2022-05-06
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at March 31, 2022: 311,442,968

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2022	2021
Operating Revenue	$3,939	$3,544
Cost of revenue	2,357	2,039
Selling, administrative, and research and development expenses	652	566
Amortization and impairment of intangible assets	35	34
Operating Income	895	905
Interest expense	(48)	(52)
Other income (expense)	14	12
Income Before Taxes	861	865
Income Taxes	199	194
Net Income	$662	$671

Net Income Per Share:
Basic	$2.12	$2.12
Diluted	$2.11	$2.11

Shares of Common Stock Outstanding During the Period:
Average	312.5	316.6
Average assuming dilution	313.7	317.9

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2022	2021
Net Income	$662	$671

Foreign currency translation adjustments, net of tax	26	(7)
Pension and other postretirement benefit adjustments, net of tax	5	11
Other comprehensive income (loss)	31	4

Comprehensive Income	$693	$675

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and equivalents	$1,296	$1,527
Trade receivables	3,126	2,840
Inventories	1,883	1,694
Prepaid expenses and other current assets	377	313
Total current assets	6,682	6,374

Net plant and equipment	1,795	1,809
Goodwill	5,008	4,965
Intangible assets	875	972
Deferred income taxes	546	552
Other assets	1,380	1,405
	$16,286	$16,077

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,041	$778
Accounts payable	696	585
Accrued expenses	1,541	1,648
Cash dividends payable	380	382
Income taxes payable	200	77
Total current liabilities	3,858	3,470

Noncurrent Liabilities:
Long-term debt	6,817	6,909
Deferred income taxes	627	654
Noncurrent income taxes payable	365	365
Other liabilities	1,037	1,053
Total noncurrent liabilities	8,846	8,981

Stockholders' Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2022 and 2021 Outstanding- 311.4 shares in 2022 and 312.9 shares in 2021	6	6
Additional paid-in-capital	1,447	1,432
Retained earnings	24,607	24,325
Common stock held in treasury	(21,008)	(20,636)
Accumulated other comprehensive income (loss)	(1,471)	(1,502)
Noncontrolling interest	1	1
Total stockholders' equity	3,582	3,626
	$16,286	$16,077

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended March 31, 2022
Balance at December 31, 2021	$6	$1,432	$24,325	$(20,636)	$(1,502)	$1	$3,626
Net income	—	—	662	—	—	—	662
Common stock issued for stock-based compensation	—	(1)	—	3	—	—	2
Stock-based compensation expense	—	16	—	—	—	—	16
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.22 per share)	—	—	(380)	—	—	—	(380)
Other comprehensive income (loss)	—	—	—	—	31	—	31
Balance at March 31, 2022	$6	$1,447	$24,607	$(21,008)	$(1,471)	$1	$3,582

Three Months Ended March 31, 2021
Balance at December 31, 2020	$6	$1,362	$23,114	$(19,659)	$(1,642)	$1	$3,182
Net income	—	—	671	—	—	—	671
Common stock issued for stock-based compensation	—	5	—	12	—	—	17
Stock-based compensation expense	—	11	—	—	—	—	11
Repurchases of common stock	—	—	—	(250)	—	—	(250)
Dividends declared ($1.14 per share)	—	—	(360)	—	—	—	(360)
Other comprehensive income (loss)	—	—	—	—	4	—	4
Noncontrolling interest	—	—	—	—	—	1	1
Balance at March 31, 2021	$6	$1,378	$23,425	$(19,897)	$(1,638)	$2	$3,276

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2022	2021
Cash Provided by (Used for) Operating Activities:
Net income	$662	$671
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	71	66
Amortization and impairment of intangible assets	35	34
Change in deferred income taxes	(37)	21
Provision for uncollectible accounts	1	—
(Income) loss from investments	(1)	(1)
Stock-based compensation expense	16	11
Other non-cash items, net	—	3
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(301)	(192)
Inventories	(207)	(122)
Prepaid expenses and other assets	(47)	(21)
Increase (decrease) in-
Accounts payable	116	65
Accrued expenses and other liabilities	(119)	(13)
Income taxes	134	88
Other, net	—	(1)
Net cash provided by operating activities	323	609
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(2)	—
Additions to plant and equipment	(74)	(68)
Proceeds from investments	2	1
Proceeds from sale of plant and equipment	2	2
Other, net	(1)	—
Net cash provided by (used for) investing activities	(73)	(65)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(382)	(361)
Issuance of common stock	16	26
Repurchases of common stock	(375)	(250)
Net proceeds from (repayments of) debt with original maturities of three months or less	564	—
Proceeds from debt with original maturities of more than three months	357	—
Repayments of debt with original maturities of more than three months	(656)	—
Other, net	(13)	(9)
Net cash provided by (used for) financing activities	(489)	(594)
Effect of Exchange Rate Changes on Cash and Equivalents	8	(30)
Cash and Equivalents:
Increase (decrease) during the period	(231)	(80)
Beginning of period	1,527	2,564
End of period	$1,296	$2,484
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$58	$56
Cash Paid During the Period for Income Taxes, Net of Refunds	$102	$86

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements— The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Interim results are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's 2021 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

(2)    Novel Coronavirus (COVID-19)

In early 2020, an outbreak of a novel strain of coronavirus ("COVID-19") occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company's global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 spread and impacted the countries in which the Company operates and the markets the Company serves. During 2021, the Company experienced solid recovery progress in many of its end markets; however, the disruptions caused by the COVID-19 pandemic continued to have an adverse impact on the Company's global operations. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced. The pandemic and resurgence of outbreaks could continue to adversely impact the operations of the Company and its customers and suppliers.

(3)    MTS Test & Simulation Acquisition

On December 1, 2021, the Company completed the acquisition of the Test & Simulation business of MTS Systems Corporation ("MTS") from Amphenol Corporation for a purchase price of $750 million, subject to certain closing adjustments. The MTS Test & Simulation business is a leading global supplier of high-performance testing and simulation systems and is highly complementary to the Company's existing Test & Measurement and Electronics segment. The operating results of the MTS Test & Simulation business were reported within the Test & Measurement and Electronics segment from the date of acquisition, with operating revenue of $100 million for the three months ended March 31, 2022. The Company is in process of allocating the purchase price to the acquired assets and liabilities as of the acquisition date, including intangible assets and goodwill. Based on its updated allocation, the Company recorded goodwill of $429 million and intangible assets of $258 million. The intangible assets included $93 million related to indefinite-lived trademarks and brands and $165 million related to amortizable intangible assets that are expected to be amortized on a straight-line basis over estimated useful lives ranging from 1 to 14 years, with a weighted-average life of 11 years. The Company does not expect any of the goodwill related to the transaction to be tax deductible. The fair values of the intangible assets were estimated based on discounted cash flow and market-based valuation models using Level 2 and Level 3 inputs and assumptions. Adjustments resulting from updates to the purchase price allocation during the first quarter of 2022 were not material. Subsequent acquisition accounting adjustments may change the amounts recorded, including goodwill and intangible assets, primarily due to the completion of valuations. The allocation of purchase price will be completed as soon as practicable, but no later than one year from the acquisition date.

(4)    Operating Revenue

The Company's 83 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
In millions	2022	2021
Automotive OEM	$760	$783
Food Equipment	566	451
Test & Measurement and Electronics	685	552
Welding	450	401
Polymers & Fluids	481	435
Construction Products	551	469
Specialty Products	452	457
Intersegment revenue	(6)	(4)
Total operating revenue	$3,939	$3,544

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

(5)    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2022 and 2021 was 23.1% and 22.4%, respectively. The effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $8 million and $9 million for the three months ended March 31, 2022 and 2021, respectively.

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

(6)    Inventories

Inventories as of March 31, 2022 and December 31, 2021 were as follows:

In millions	March 31, 2022	December 31, 2021
Raw material	$775	$716
Work-in-process	248	208
Finished goods	981	888
LIFO reserve	(121)	(118)
Total inventories	$1,883	$1,694

(7)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$12	$13	$2	$2
Interest cost	13	10	3	3
Expected return on plan assets	(27)	(25)	(6)	(7)
Amortization of actuarial loss (gain)	7	13	(1)	—
Total net periodic benefit cost	$5	$11	$(2)	$(2)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $14 million to its pension plans and $4 million to its other postretirement benefit plans in 2022. As of March 31, 2022, contributions of $3 million to pension plans and $1 million to other postretirement benefit plans have been made.

(8)    Debt

Total debt as of March 31, 2022 and December 31, 2021 was as follows:

In millions	March 31, 2022	December 31, 2021
Short-term debt	$1,041	$778
Long-term debt	6,817	6,909
Total debt	$7,858	$7,687

Short-term debt included commercial paper of $1.0 billion and $210 million as of March 31, 2022 and December 31, 2021, respectively. The weighted-average interest rate on commercial paper as of March 31, 2022 and December 31, 2021 was 0.51% and 0.14%, respectively. As of December 31, 2021, Short-term debt also included $568 million related to the 1.75% Euro notes due May 20, 2022, which were redeemed in full at face value on February 22, 2022. Additionally, $350 million of 3.375% notes due September 15, 2021 were redeemed in full at face value on June 15, 2021.

The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion revolving credit facility as of March 31, 2022 or December 31, 2021.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2022 and December 31, 2021 were as follows:

In millions	March 31, 2022	December 31, 2021
Fair value	$7,082	$8,296
Carrying value	6,817	7,477

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(9)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
In millions	2022	2021
Beginning balance	$(1,502)	$(1,642)

Foreign currency translation adjustments during the period	49	33
Foreign currency translation adjustments reclassified to income	—	2
Income taxes	(23)	(42)
Total foreign currency translation adjustments, net of tax	26	(7)

Pension and other postretirement benefit adjustments reclassified to income	6	13
Income taxes	(1)	(2)
Total pension and other postretirement benefit adjustments, net of tax	5	11

Ending balance	$(1,471)	$(1,638)

Foreign currency translation adjustments reclassified to income related to the exit of an immaterial foreign operation. Pension and other postretirement benefit adjustments reclassified to income represented the amortization of actuarial gains and losses. Refer to Note 7. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full. Refer to Note 8. Debt for additional information regarding the redemption of these notes. The carrying values of the 2019, 2015 and 2014 Euro notes were $1.8 billion, $1.1 billion and $543 million, respectively, as of March 31, 2022. The cumulative unrealized pre-tax gain (loss) recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was a gain of $277 million and $183 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and 2021, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.3 billion and $1.3 billion, respectively, and after-tax unrecognized pension and other postretirement benefits costs of $191 million and $320 million, respectively.

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

THE ITW BUSINESS MODEL

The powerful and highly differentiated ITW Business Model is the Company's core source of value creation. It is the Company's competitive advantage and defines how ITW creates value for its shareholders. The ITW Business Model is comprised of three unique elements:

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

The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with revenues totaling up to $1 billion. In the fourth quarter of 2019, the Company completed the divestitures of three businesses and continues to evaluate options for certain other businesses. However, due to the COVID-19 pandemic, the Company chose to defer any further significant divestiture activity to a later date. The Company is reinitiating the divestiture process in 2022 for certain businesses with combined annual revenues of approximately $0.5 billion, subject to approval by the Company's Board of Directors.

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

As the Company continues to make progress toward its full potential, the Company will explore opportunities to reinforce or further expand the long-term organic growth potential of ITW through the addition of selective high-quality acquisitions, such as the acquisition of the Test & Simulation business of MTS Systems Corporation ("MTS") from Amphenol Corporation on December 1, 2021. The operating results of the MTS Test & Simulation business were reported within the Company's Test & Measurement and Electronics segment. Refer to Note 3. MTS Test & Simulation Acquisition in Item 1. Financial Statements for further information regarding this acquisition.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2021 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company's global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 spread and impacted the countries in which the Company operates and the markets the Company serves.

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

While the vast majority of the Company's facilities have remained open and operational during the pandemic, many of these facilities were operating at a reduced capacity at various times since the outset of the pandemic. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations and financial position continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions and spikes in infections (including the spread of variants) also being experienced. The pandemic and resurgence of outbreaks could continue to adversely impact the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part I - Item 1A - Risk Factors in the Company's 2021 Annual Report on Form 10-K.

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. Sales to customers in Russia represent less than one percent of ITW’s total consolidated revenue and are not material to the Company’s results of operations or financial position.

In a challenging and dynamic environment, the Company delivered strong financial results in the first quarter of 2022 primarily due to the continued successful execution of enterprise initiatives, including the "Win the Recovery" actions initiated over the course of the past year, and continued focus on the highly differentiated ITW Business Model. Despite rising raw material costs and a challenging global supply chain environment, the Company generated operating revenue growth of 11.2 percent in the first quarter as six of seven segments had organic revenue growth, while the Automotive OEM segment continued to be impacted by auto production reductions associated with the supply chain challenges affecting its customers. Operating income was $895 million and operating margin was 22.7 percent in the first quarter of 2022.

The Company's consolidated results of operations for the first quarter of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,939	$3,544	11.2%	10.6%	2.8%	—%	(2.2)%	11.2%
Operating income	$895	$905	(1.1)%	2.1%	(0.3)%	(0.7)%	(2.2)%	(1.1)%
Operating margin %	22.7%	25.5%	(280) bps	(190) bps	(70) bps	(20) bps	—	(280) bps

•Operating revenue increased due to higher organic revenue and the MTS Test & Simulation acquisition, which was completed on December 1, 2021, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue grew 10.6% as an increase in six segments was partially offset by a decline in the Automotive OEM segment. Additionally, product line simplification activities reduced organic revenue by 20 basis points.
◦North American organic revenue increased 13.5% due to growth in all segments, primarily driven by the Construction Products, Food Equipment, Welding and Polymers & Fluids segments.
◦Europe, Middle East and Africa organic revenue increased 7.4% as growth in five segments was partially offset by a decline in the Automotive OEM and Specialty Products segments.
◦Asia Pacific organic revenue increased 6.3% due to growth in five segments, partially offset by a decline in the Specialty Products and Polymers & Fluids segments. China organic revenue increased 1.1% as growth in the Automotive OEM, Test & Measurement and Electronics and Welding segments was partially offset by a decline in the Specialty Products, Construction Products, Polymers & Fluids and Food Equipment segments.

•Operating income of $895 million decreased slightly compared to the prior year primarily due to unfavorable foreign currency translation and higher restructuring expenses.
•Operating margin of 22.7% decreased 280 basis points primarily driven by unfavorable price/cost of 250 basis points, the dilutive impact of 70 basis points from the MTS Test & Simulation acquisition, higher operating expenses, including employee-related expenses and freight costs, partially offset by positive operating leverage of 200 basis points and benefits from the Company's enterprise initiatives of 90 basis points.
•The Company's effective tax rate for the first quarter of 2022 and 2021 was 23.1% and 22.4%, respectively. The effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $8 million and $9 million for the first quarter of 2022 and 2021, respectively.
•Diluted earnings per share (EPS) were $2.11 for the first quarter of 2022.
•The Company repurchased approximately 1.8 million shares of its common stock in the first quarter of 2022 for approximately $375 million.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2022 and 2021 were as follows:

	Three Months ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2022	2021	2022	2021
Automotive OEM	$760	$783	$138	$189
Food Equipment	566	451	126	96
Test & Measurement and Electronics	685	552	149	157
Welding	450	401	139	121
Polymers & Fluids	481	435	118	112
Construction Products	551	469	136	130
Specialty Products	452	457	120	126
Intersegment revenue	(6)	(4)	—	—
Unallocated	—	—	(31)	(26)
Total	$3,939	$3,544	$895	$905

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$760	$783	(2.9)%	(0.7)%	—%	—%	(2.2)%	(2.9)%
Operating income	$138	$189	(27.2)%	(21.0)%	—%	(4.4)%	(1.8)%	(27.2)%
Operating margin %	18.1%	24.1%	(600) bps	(490) bps	—	(110) bps	—	(600) bps

•Operating revenue declined due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue decreased 0.7% primarily due to the impact of Automotive OEM customers adjusting production schedules to account for the shortage of semiconductor chips and other components in 2022. Worldwide auto builds declined 4%.
◦European organic revenue declined 10.5% compared to European auto builds which decreased 18%.
◦Asia Pacific organic revenue increased 10.8%. China organic revenue grew 11.9% versus China auto builds which increased 6%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 7%.
◦North American organic revenue increased 3.1% compared to North American auto builds which declined 2%.
•Operating margin of 18.1% decreased 600 basis points primarily driven by unfavorable price/cost of 320 basis points, higher overhead costs, including employee-related expenses, and higher restructuring expenses, partially offset by benefits from the Company's enterprise initiatives.

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

The results of operations for the Food Equipment segment for the first quarter of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$566	$451	25.3%	28.2%	—%	—%	(2.9)%	25.3%
Operating income	$126	$96	31.8%	35.5%	—%	(0.2)%	(3.5)%	31.8%
Operating margin %	22.3%	21.2%	110 bps	120 bps	—	—	(10) bps	110 bps

•Operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 28.2% as equipment and service organic revenue grew 29.0% and 25.8%, respectively.
◦North American organic revenue increased 22.7%. Equipment organic revenue grew 23.5% primarily due to growth in the restaurant and institutional end markets, partially offset by a decline in the food retail end market. Service organic revenue increased 21.3%.
◦International organic revenue increased 36.3%. Equipment organic revenue grew 36.4% primarily due to higher demand in the European warewash, refrigeration and cooking end markets. Service organic revenue increased 34.7%.
•Operating margin of 22.3% increased 110 basis points primarily due to positive operating leverage of 560 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including higher employee-related expenses, and unfavorable price/cost of 110 basis points.

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

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$685	$552	24.0%	7.9%	18.1%	—%	(2.0)%	24.0%
Operating income	$149	$157	(4.8)%	(1.8)%	(2.0)%	0.5%	(1.5)%	(4.8)%
Operating margin %	21.8%	28.4%	(660) bps	(260) bps	(420) bps	20 bps	—	(660) bps

•Operating revenue grew due to the MTS Test & Simulation acquisition and higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 7.9%.
◦Organic revenue for the test and measurement businesses increased 10.1% primarily driven by higher semiconductor demand in North America and the impact of a stronger capital spending environment. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 6.0%.
◦Electronics organic revenue increased 5.6% driven by higher demand in the semiconductor end market. The electronics assembly businesses grew 9.0% due to higher demand in Asia Pacific and North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 3.9% with growth in Asia Pacific and Europe, partially offset by a decline in North America.
•Operating margin of 21.8% decreased 660 basis points driven by the dilutive impact of 420 basis points from the MTS Test & Simulation acquisition, unfavorable price/cost of 200 basis points and higher operating expenses, including employee-related expenses and freight costs, partially offset by positive operating leverage of 160 basis points and benefits from the Company's enterprise initiatives.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the first quarter of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$450	$401	12.2%	12.9%	—%	—%	(0.7)%	12.2%
Operating income	$139	$121	14.4%	15.2%	—%	(0.4)%	(0.4)%	14.4%
Operating margin %	30.8%	30.3%	50 bps	60 bps	—	(10) bps	—	50 bps

•Operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.

•Organic revenue increased 12.9% driven by growth in equipment of 10.4% and consumables of 17.0% primarily due to higher demand in the industrial end markets related to heavy equipment for agriculture, infrastructure and mining and in the commercial end markets related to construction, light fabrication and farm and ranch customers.
◦North American organic revenue increased 12.0% due to growth in the industrial and commercial end markets of 14.5% and 8.8%, respectively.
◦International organic revenue grew 17.2% primarily due to higher equipment demand in the oil and gas end markets in Europe and Asia.
•Operating margin of 30.8% increased 50 basis points primarily driven by positive operating leverage of 180 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 150 basis points and higher operating expenses, including employee-related expenses.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$481	$435	10.5%	12.8%	—%	—%	(2.3)%	10.5%
Operating income	$118	$112	5.3%	7.7%	—%	0.1%	(2.5)%	5.3%
Operating margin %	24.5%	25.7%	(120) bps	(120) bps	—	—	—	(120) bps

•Operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue grew 12.8% driven by an increase in North America and Europe, partially offset by a decline in Asia Pacific. Additionally, product line simplification activities reduced organic revenue by 30 basis points.
◦Organic revenue for the automotive aftermarket businesses increased 16.5% primarily driven by an increase in the car care, tire repair and body repair businesses in North America and growth in the European additives businesses.
◦Organic revenue for the polymers businesses increased 11.2% with growth in Europe and North America, partially offset by a decline in Asia Pacific.
◦Organic revenue for the fluids businesses grew 6.2% due to an increase in the industrial maintenance, repair and operations end markets in Europe and North America.
•Operating margin of 24.5% decreased 120 basis points primarily driven by unfavorable price/cost of 210 basis points and higher operating expenses, including employee-related expenses and freight costs, partially offset by positive operating leverage of 240 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.

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

The results of operations for the Construction Products segment for the first quarter of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$551	$469	17.4%	21.3%	—%	—%	(3.9)%	17.4%
Operating income	$136	$130	4.9%	7.5%	—%	0.5%	(3.1)%	4.9%
Operating margin %	24.7%	27.6%	(290) bps	(310) bps	—	10 bps	10 bps	(290) bps

•Operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 21.3% with growth across all major regions. Additionally, product line simplification activities reduced organic revenue by 30 basis points.
◦North American organic revenue grew 32.1% driven by higher demand in the United States residential and commercial end markets of 36.2% and 14.5%, respectively.
◦International organic revenue increased 13.0%. European organic revenue grew 16.0% primarily driven by higher demand in the commercial and residential end markets. Asia Pacific organic revenue increased 8.9% primarily due to higher demand in the Australia and New Zealand residential end markets.
•Operating margin of 24.7% decreased 290 basis points primarily driven by unfavorable price/cost of 620 basis points and higher operating expenses, including employee-related expenses, partially offset by positive operating leverage of 310 basis points and benefits from the Company's enterprise initiatives.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$452	$457	(1.1)%	0.6%	—%	—%	(1.7)%	(1.1)%
Operating income	$120	$126	(4.5)%	(3.9)%	—%	1.0%	(1.6)%	(4.5)%
Operating margin %	26.6%	27.6%	(100) bps	(130) bps	—	30 bps	—	(100) bps

•Operating revenue declined due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue increased 0.6%. Consumable sales grew 5.1% primarily due to higher demand in North America and Europe, partially offset by a decrease in Asia Pacific. Equipment sales declined 16.1% with lower demand across all major regions. Additionally, product line simplification activities reduced organic revenue by 50 basis points.
◦North American organic revenue increased 6.5% primarily driven by growth in the consumer packaging businesses, partially offset by a decline in the ground support equipment and appliance businesses.
◦International organic revenue decreased 9.0% primarily due to a decline in the ground support equipment, consumer packaging and appliance businesses in Europe and the strength film and appliance businesses in Asia Pacific, partially offset by growth in the specialty films and filter medical businesses in Europe.
•Operating margin of 26.6% decreased 100 basis points primarily driven by unfavorable price/cost of 70 basis points, higher overhead costs, including employee-related expenses, and higher freight costs, partially offset by benefits from the Company's enterprise initiatives and lower restructuring expenses.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $48 million in the first quarter of 2022 versus $52 million in the first quarter of 2021. Interest expense in 2022 was $4 million lower than 2021 primarily due to the repayment of notes due September 15, 2021 and May 20, 2022. Refer to Note 8. Debt in Item 1. Financial Statements for further information regarding the repayment of notes.
•Other income (expense) was income of $14 million in the first quarter of 2022, an increase of $2 million compared to the first quarter of 2021 primarily due to higher other net periodic benefit income in 2022, partially offset by foreign currency translation losses in 2022 compared to foreign currency translation gains in 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of March 31, 2022, the Company had $1.3 billion of cash and equivalents on hand and no outstanding borrowings under its $2.5 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•internal investments to support organic growth and sustain core businesses;
•payment of an attractive dividend to shareholders; and
•external investments in selective strategic acquisitions that support the Company's organic growth focus, such as the recently completed acquisition of the MTS Test & Simulation business, and an active share repurchase program. Refer to Note 3. MTS Test & Simulation Acquisition in Item 1. Financial Statements for further information regarding this acquisition.

The Company believes that, based on its operating revenue, operating margin, free cash flow, and credit ratings, it could readily obtain additional financing, if necessary.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
In millions	2022	2021
Net cash provided by operating activities	$323	$609
Additions to plant and equipment	(74)	(68)
Free cash flow	$249	$541

Cash dividends paid	$(382)	$(361)
Repurchases of common stock	(375)	(250)
Acquisition of businesses (excluding cash and equivalents)	(2)	—
Net proceeds from (repayments of) debt with original maturities of three months or less	564	—
Proceeds from debt with original maturities of more than three months	357	—
Repayments of debt with original maturities of more than three months	(656)	—
Other, net	6	20
Effect of exchange rate changes on cash and equivalents	8	(30)
Net increase (decrease) in cash and equivalents	$(231)	$(80)

Free cash flow decreased in the first quarter of 2022 due to higher working capital investments to support revenue growth, including increased inventory levels to help mitigate supply chain risk and sustain customer service levels.

Stock Repurchase Program

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 6.7 million shares of its common stock at an average price of $158.11 per share during 2019, approximately 4.2 million shares of its common stock at an average price of $167.69 per share during 2020, approximately 1.2 million shares of its common stock at an average price of $211.50 in the first quarter of 2021, approximately 1.1 million shares of its common stock at an average price of $233.29 in the second quarter of 2021, approximately 1.0 million shares of its common stock at an average price of $229.03 in the third quarter of 2021, approximately 1.1 million shares of its common stock at an average price of $237.11 in the fourth quarter of 2021, and approximately 1.2 million shares of its common stock at an average price of $216.62 in the first quarter of 2022. The 2018 Program was completed in the first quarter of 2022.

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). Under the 2021 Program, the Company repurchased approximately 0.6 million shares of its common stock at an average price of $209.29 in the first quarter of 2022. As of March 31, 2022, there were $2.9 billion of authorized repurchases remaining under the 2021 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the first quarter of 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
Dollars in millions	2022	2021
Numerator:
Net Income	$662	$671
Interest expense, net of tax (1)	37	40
Other (income) expense, net of tax (1)	(11)	(9)
Operating income after taxes	$688	$702

Denominator:
Invested capital:
Cash and equivalents	$1,296	$2,484
Trade receivables	3,126	2,662
Inventories	1,883	1,292
Net plant and equipment	1,795	1,746
Goodwill and intangible assets	5,883	5,379
Accounts payable and accrued expenses	(2,237)	(1,850)
Debt	(7,858)	(7,949)
Other, net	(306)	(488)
Total net assets (stockholders' equity)	3,582	3,276
Cash and equivalents	(1,296)	(2,484)
Debt	7,858	7,949
Total invested capital	$10,144	$8,741

Average invested capital (2)	$9,966	$8,740

Net income to average invested capital (3)	26.6%	30.7%
After-tax return on average invested capital (3)	27.6%	32.1%

(1) Effective tax rate used for interest expense and other (income) expense for the three months ended March 31, 2022 and 2021 was 23.1% and 22.4%, respectively.

(2) Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of the periods presented.

(3) Returns for the three months ended March 31, 2022 and 2021 were converted to an annual rate by multiplying the calculated return by 4.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2022 and December 31, 2021 is summarized as follows:

In millions	March 31, 2022	December 31, 2021	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,296	$1,527	$(231)
Trade receivables	3,126	2,840	286
Inventories	1,883	1,694	189
Other	377	313	64
Total current assets	6,682	6,374	308
Current liabilities:
Short-term debt	1,041	778	263
Accounts payable and accrued expenses	2,237	2,233	4
Other	580	459	121
Total current liabilities	3,858	3,470	388
Net working capital	$2,824	$2,904	$(80)

As of March 31, 2022, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of March 31, 2022 and December 31, 2021 was as follows:

In millions	March 31, 2022	December 31, 2021
Short-term debt	$1,041	$778
Long-term debt	6,817	6,909
Total debt	$7,858	$7,687

Short-term debt included commercial paper of $1.0 billion and $210 million as of March 31, 2022 and December 31, 2021, respectively. The weighted-average interest rate on commercial paper as of March 31, 2022 and December 31, 2021 was 0.51% and 0.14%, respectively. As of December 31, 2021, Short-term debt also included $568 million related to the 1.75% Euro notes due May 20, 2022, which were redeemed in full at face value on February 22, 2022.

The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion revolving credit facility as of March 31, 2022 or December 31, 2021.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2022 and December 31, 2021 was as follows:

Dollars in millions	March 31, 2022	December 31, 2021
Total debt	$7,858	$7,687

Net income	$2,685	$2,694
Add:
Interest expense	198	202
Other income	(53)	(51)
Income taxes	637	632
Depreciation	282	277
Amortization and impairment of intangible assets	134	133
EBITDA	$3,883	$3,887
Total debt to EBITDA ratio	2.0	2.0

Stockholders' Equity

The changes to stockholders' equity during the three months ended March 31, 2022 were as follows:

In millions
Total stockholders' equity, December 31, 2021	$3,626
Net income	662
Repurchases of common stock	(375)
Dividends declared	(380)
Foreign currency translation adjustments, net of tax	26
Other, net	23
Total stockholders' equity, March 31, 2022	$3,582

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of the COVID-19 pandemic and global supply chain challenges, related government actions and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, enterprise initiatives, the Company's portion of future benefit payments related to pension and other postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) the COVID-19 pandemic, related government actions and the Company's strategy in response thereto, (2) weaknesses or downturns in the markets served by the Company, (3) changes or deterioration in international and domestic political and economic conditions, such as the Russian invasion of Ukraine and the impact of related economic and other sanctions imposed on Russia, (4) the unfavorable impact of foreign currency fluctuations, (5) the timing and amount of benefits from the Company's enterprise strategy initiatives and their impact on organic revenue growth, (6) market conditions and availability of financing to fund the Company's share repurchases, (7) a delay or decrease in the introduction of new products into the Company's product lines, (8) any failure to protect the Company's intellectual property, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (10) raw material price increases and supply shortages or delays, (11) financial market risks to the Company's obligations under its defined benefit pension plans, (12) negative effects of service interruptions, data corruption, cyber-based attacks, network security breaches, or violations of data privacy laws, (13) the potential negative impact of acquisitions on the Company's profitability and returns, (14) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (15) impact of tax legislation and regulatory action and changing tax rates, (16) potential adverse outcomes in legal proceedings, (17) uncertainties related to environmental regulation and the physical risks of climate change, and (18) potential failure of the Company's employees, agents or business partners to comply with anti-corruption, import/export, human rights and other laws. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2022. Based on such evaluation, the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2022, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2022 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None. The Company's threshold for disclosing environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.

ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. Refer to the description of the Company's risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2021 Annual Report on Form 10-K. There have been no material changes to the risk factors described therein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). The 2018 Program was completed in the first quarter of 2022.

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). As of March 31, 2022, there were $2.9 billion of authorized repurchases remaining under the 2021 Program.

Share repurchase activity for the first quarter of 2022 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
January 2022	—	$—	—	$3,240
February 2022	1.2	$216.58	1.2	$2,990
March 2022	0.6	$208.79	0.6	$2,865
Total	1.8		1.8

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 5, 2022	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)