Form 10-Q
period 2022-06-30
ILLINOIS TOOL WORKS INC
filed 2022-08-05
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at June 30, 2022: 309,621,709

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2022	2021	2022	2021
Operating Revenue	$4,011	$3,676	$7,950	$7,220
Cost of revenue	2,392	2,163	4,749	4,202
Selling, administrative, and research and development expenses	659	588	1,311	1,154
Amortization and impairment of intangible assets	34	32	69	66
Operating Income	926	893	1,821	1,798
Interest expense	(47)	(52)	(95)	(104)
Other income (expense)	24	22	38	34
Income Before Taxes	903	863	1,764	1,728
Income Taxes	165	88	364	282
Net Income	$738	$775	$1,400	$1,446

Net Income Per Share:
Basic	$2.37	$2.46	$4.49	$4.58
Diluted	$2.37	$2.45	$4.48	$4.56

Shares of Common Stock Outstanding During the Period:
Average	310.6	315.6	311.5	316.1
Average assuming dilution	311.5	316.9	312.6	317.4

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Net Income	$738	$775	$1,400	$1,446

Foreign currency translation adjustments, net of tax	(210)	37	(184)	30
Pension and other postretirement benefit adjustments, net of tax	4	11	9	22
Other comprehensive income (loss)	(206)	48	(175)	52

Comprehensive Income	$532	$823	$1,225	$1,498

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and equivalents	$879	$1,527
Trade receivables	3,109	2,840
Inventories	1,975	1,694
Prepaid expenses and other current assets	305	313
Assets held for sale	103	—
Total current assets	6,371	6,374

Net plant and equipment	1,736	1,809
Goodwill	4,870	4,965
Intangible assets	832	972
Deferred income taxes	498	552
Other assets	1,359	1,405
	$15,666	$16,077

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,525	$778
Accounts payable	679	585
Accrued expenses	1,562	1,648
Cash dividends payable	378	382
Income taxes payable	120	77
Liabilities held for sale	30	—
Total current liabilities	4,294	3,470

Noncurrent Liabilities:
Long-term debt	6,115	6,909
Deferred income taxes	632	654
Noncurrent income taxes payable	274	365
Other liabilities	972	1,053
Total noncurrent liabilities	7,993	8,981

Stockholders' Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2022 and 2021 Outstanding- 309.6 shares in 2022 and 312.9 shares in 2021	6	6
Additional paid-in-capital	1,464	1,432
Retained earnings	24,967	24,325
Common stock held in treasury	(21,382)	(20,636)
Accumulated other comprehensive income (loss)	(1,677)	(1,502)
Noncontrolling interest	1	1
Total stockholders' equity	3,379	3,626
	$15,666	$16,077

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended June 30, 2022
Balance at March 31, 2022	$6	$1,447	$24,607	$(21,008)	$(1,471)	$1	$3,582
Net income	—	—	738	—	—	—	738
Common stock issued for stock-based compensation	—	—	—	1	—	—	1
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.22 per share)	—	—	(378)		—	—	(378)
Other comprehensive income (loss)	—	—	—	—	(206)	—	(206)
Balance at June 30, 2022	$6	$1,464	$24,967	$(21,382)	$(1,677)	$1	$3,379

Three Months Ended June 30, 2021
Balance at March 31, 2021	$6	$1,378	$23,425	$(19,897)	$(1,638)	$2	$3,276
Net income	—	—	775	—	—	—	775
Common stock issued for stock-based compensation	—	8	—	7	—	—	15
Stock-based compensation expense	—	16	—	—	—	—	16
Repurchases of common stock	—	—	—	(250)	—	—	(250)
Dividends declared ($1.14 per share)	—	—	(358)	—	—	—	(358)
Other comprehensive income (loss)	—	—	—	—	48	—	48
Noncontrolling interest	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	$6	$1,402	$23,842	$(20,140)	$(1,590)	$1	$3,521

Six Months Ended June 30, 2022
Balance at December 31, 2021	$6	$1,432	$24,325	$(20,636)	$(1,502)	$1	$3,626
Net income	—	—	1,400	—	—	—	1,400
Common stock issued for stock-based compensation	—	(1)	—	4	—	—	3
Stock-based compensation expense	—	33	—	—	—	—	33
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Dividends declared ($2.44 per share)	—	—	(758)	—	—	—	(758)
Other comprehensive income (loss)	—	—	—	—	(175)	—	(175)
Balance at June 30, 2022	$6	$1,464	$24,967	$(21,382)	$(1,677)	$1	$3,379

Six Months Ended June 30, 2021
Balance at December 31, 2020	$6	$1,362	$23,114	$(19,659)	$(1,642)	$1	$3,182
Net income	—	—	1,446	—	—	—	1,446
Common stock issued for stock-based compensation	—	13	—	19	—	—	32
Stock-based compensation expense	—	27	—	—	—	—	27
Repurchases of common stock	—	—	—	(500)	—	—	(500)
Dividends declared ($2.28 per share)	—	—	(718)	—	—	—	(718)
Other comprehensive income (loss)	—	—	—	—	52	—	52
Noncontrolling interest	—	—	—	—	—	—	—
Balance at June 30, 2021	$6	$1,402	$23,842	$(20,140)	$(1,590)	$1	$3,521

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2022	2021
Cash Provided by (Used for) Operating Activities:
Net income	$1,400	$1,446
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	140	136
Amortization and impairment of intangible assets	69	66
Change in deferred income taxes	(60)	(87)
Provision for uncollectible accounts	3	1
(Income) loss from investments	(5)	(24)
(Gain) loss on sale of plant and equipment	(1)	—
Stock-based compensation expense	33	27
Other non-cash items, net	1	7
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(396)	(300)
Inventories	(374)	(222)
Prepaid expenses and other assets	(1)	(20)
Increase (decrease) in-
Accounts payable	124	80
Accrued expenses and other liabilities	(27)	41
Income taxes	(81)	13
Other, net	(1)	—
Net cash provided by operating activities	824	1,164
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(2)	—
Additions to plant and equipment	(155)	(146)
Proceeds from investments	7	30
Proceeds from sale of plant and equipment	5	3
Other, net	(1)	(1)
Net cash provided by (used for) investing activities	(146)	(114)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(762)	(721)
Issuance of common stock	17	42
Repurchases of common stock	(750)	(500)
Net proceeds from (repayments of) debt with original maturities of three months or less	635	—
Proceeds from debt with original maturities of more than three months	454	—
Repayments of debt with original maturities of more than three months	(863)	(350)
Other, net	(15)	(10)
Net cash provided by (used for) financing activities	(1,284)	(1,539)
Effect of Exchange Rate Changes on Cash and Equivalents	(42)	(17)
Cash and Equivalents:
Increase (decrease) during the period	(648)	(506)
Beginning of period	1,527	2,564
End of period	$879	$2,058
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$113	$128
Cash Paid During the Period for Income Taxes, Net of Refunds	$506	$355

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

(2)    Novel Coronavirus (COVID-19)

In early 2020, an outbreak of a novel strain of coronavirus ("COVID-19") occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread have negatively impacted the global economy, causing significant disruptions in the Company's global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 spread and impacted the countries in which the Company operates and the markets the Company serves. During 2021 and the first half of 2022, the Company experienced solid recovery progress in many of its end markets; however, the disruptions caused by the COVID-19 pandemic have continued to have an adverse impact on the Company's global operations. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions, spikes in infections (including the spread of variants) continuing to be experienced and certain jurisdictions continuing to impose stay-at-home orders. The pandemic and resurgence of outbreaks could continue to adversely impact the operations of the Company and its customers and suppliers.

(3)    MTS Test & Simulation Acquisition

On December 1, 2021, the Company completed the acquisition of the Test & Simulation business of MTS Systems Corporation ("MTS") from Amphenol Corporation for a purchase price of $750 million, subject to certain closing adjustments. The MTS Test & Simulation business is a leading global supplier of high-performance testing and simulation systems and is highly complementary to the Company's existing Test & Measurement and Electronics segment. The operating results of the MTS Test & Simulation business were reported within the Test & Measurement and Electronics segment from the date of acquisition, with operating revenue of $107 million and $207 million for the three and six months ended June 30, 2022, respectively. The Company is in the process of allocating the purchase price to the acquired assets and liabilities as of the acquisition date, including intangible assets and goodwill. Based on its updated allocation, the Company recorded goodwill of $431 million and intangible assets of $257 million. The intangible assets included $93 million related to indefinite-lived trademarks and brands and $164 million related to amortizable intangible assets that are expected to be amortized on a straight-line basis over estimated useful lives ranging from 1 to 14 years, with a weighted-average life of 11 years. The Company does not expect any of the goodwill related to the transaction to be tax deductible. The fair values of the intangible assets were estimated based on discounted cash flow and market-based valuation models using Level 2 and Level 3 inputs and assumptions. Adjustments resulting from updates to the purchase price allocation during 2022 were not material. Subsequent acquisition accounting adjustments may change the amounts recorded, including goodwill and intangible assets, primarily due to the completion of valuations. The allocation of purchase price will be completed as soon as practicable, but no later than one year from the acquisition date.

(4)    Divestitures

The Company routinely reviews its portfolio of businesses relative to its business portfolio criteria and evaluates if further portfolio refinements may be needed. The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with annual revenues totaling up to $1.0 billion. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as held for sale in periods prior to the sale of the business.

In the fourth quarter of 2019, the Company completed the divestitures of three businesses and continues to evaluate options for certain other businesses. Due to the COVID-19 pandemic, the Company chose to defer any further significant divestiture activity in 2020 and 2021. The Company is reinitiating the divestiture process in 2022 for certain businesses with combined annual revenues of approximately $0.5 billion, subject to approval by the Company's Board of Directors.

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment, with total combined revenues of $115 million for the year ended December 31, 2021. These two businesses were classified as held for sale beginning in the second quarter of 2022.

As of June 30, 2022, the assets and liabilities related to the two businesses discussed above that were included in assets and liabilities held for sale in the Statement of Financial Position were as follows:

In millions	June 30, 2022
Trade receivables	$21
Inventories	19
Net plant and equipment	14
Goodwill and intangible assets	43
Other	6
Total assets held for sale	$103

Accounts payable	$2
Accrued expenses	14
Other	14
Total liabilities held for sale	$30

Operating revenue of the two businesses held for sale for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Operating revenue	$34	$31	$63	$58

(5)    Operating Revenue

The Company's 83 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Automotive OEM	$711	$707	$1,471	$1,490
Food Equipment	614	514	1,180	965
Test & Measurement and Electronics	696	606	1,381	1,158
Welding	486	402	936	803
Polymers & Fluids	496	466	977	901
Construction Products	565	518	1,116	987
Specialty Products	447	471	899	928
Intersegment revenue	(4)	(8)	(10)	(12)
Total operating revenue	$4,011	$3,676	$7,950	$7,220

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

Revenue for products sold in this segment is typically recognized at the time of shipment. In limited circumstances where significant obligations to the customer are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance, revenue recognition is deferred until such obligations have been completed. In other limited arrangements involving the sale of highly specialized systems that include a high degree of customization and installation at the customer site, revenue is recognized over time if the product does not have an alternative use and the Company has an enforceable right to payment for work performed to date. Revenue for transactions meeting these criteria is recognized over time as work is performed based on the costs incurred to date relative to the total estimated costs at completion.

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

(6)    Income Taxes

The Company's effective tax rate for the three months ended June 30, 2022 and 2021 was 18.3% and 10.1%, respectively, and 20.7% and 16.3% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 included a discrete income tax benefit of $51 million related to a decrease in unrecognized tax benefits resulting from the resolution of a U.S. tax audit. The effective tax rate for the three and six months ended June 30, 2021 included a discrete income tax benefit of $112 million related to the remeasurement of net deferred tax assets due to the enactment of the U.K. Finance Bill 2021, which increases the U.K. income tax rate from 19% to 25% effective April 1, 2023. Additionally, the effective tax rates for 2022 and 2021 included discrete income tax benefits related to excess tax benefits from stock-based compensation of $1 million and $4 million for the three months ended June 30, 2022 and 2021, respectively, and $8 million and $13 million for the six months ended June 30, 2022 and 2021, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service ("IRS"), Her Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $22 million related predominantly to the potential resolution of income tax examinations. The Company has recorded its best estimate of the potential exposure for these issues.

(7)    Inventories

Inventories as of June 30, 2022 and December 31, 2021 were as follows:

In millions	June 30, 2022	December 31, 2021
Raw material	$835	$716
Work-in-process	242	208
Finished goods	1,028	888
LIFO reserve	(130)	(118)
Total inventories	$1,975	$1,694

(8)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2022	2021	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$12	$14	$1	$2	$24	$27	$3	$4
Interest cost	12	10	4	2	25	20	7	5
Expected return on plan assets	(25)	(26)	(7)	(6)	(52)	(51)	(13)	(13)
Amortization of actuarial loss (gain)	6	13	(1)	—	13	26	(2)	—
Amortization of prior service cost	—	1	—	—	—	1	—	—
Total net periodic benefit cost	$5	$12	$(3)	$(2)	$10	$23	$(5)	$(4)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $14 million to its pension plans and $4 million to its other postretirement benefit plans in 2022. As of June 30, 2022, contributions of $6 million to pension plans and $2 million to other postretirement benefit plans have been made.

(9)    Debt

Total debt as of June 30, 2022 and December 31, 2021 was as follows:

In millions	June 30, 2022	December 31, 2021
Short-term debt	$1,525	$778
Long-term debt	6,115	6,909
Total debt	$7,640	$7,687

Short-term debt included commercial paper of $1.0 billion and $210 million as of June 30, 2022 and December 31, 2021, respectively. The weighted-average interest rate on commercial paper as of June 30, 2022 and December 31, 2021 was 1.08% and 0.14%, respectively. Short-term debt as of June 30, 2022 also included $523 million related to the 1.25% Euro notes due May 22, 2023, which were reclassified from Long-term debt to Short-term debt in the second quarter of 2022. As of December 31, 2021, Short-term debt also included $568 million related to the 1.75% Euro notes due May 20, 2022, which were redeemed in full at face value on February 22, 2022. Additionally, the $350 million of 3.375% notes due September 15, 2021 were redeemed in full at face value on June 15, 2021.

The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion revolving credit facility as of June 30, 2022 or December 31, 2021.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2022 and December 31, 2021 were as follows:

In millions	June 30, 2022	December 31, 2021
Fair value	$6,375	$8,296
Carrying value	6,639	7,477

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(10)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Beginning balance	$(1,471)	$(1,638)	$(1,502)	$(1,642)

Foreign currency translation adjustments during the period	(167)	24	(118)	57
Foreign currency translation adjustments reclassified to income	—	2	—	4
Income taxes	(43)	11	(66)	(31)
Total foreign currency translation adjustments, net of tax	(210)	37	(184)	30

Pension and other postretirement benefit adjustments reclassified to income	5	14	11	27
Income taxes	(1)	(3)	(2)	(5)
Total pension and other postretirement benefit adjustments, net of tax	4	11	9	22

Ending balance	$(1,677)	$(1,590)	$(1,677)	$(1,590)

Foreign currency translation adjustments reclassified to income related to the exit of immaterial foreign operations. Pension and other postretirement benefit adjustments reclassified to income represented the amortization of actuarial gains and losses and prior service cost. Refer to Note 8. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full. Refer to Note 9. Debt for additional information regarding the redemption of these notes. The carrying values of the 2019, 2015 and 2014 Euro notes were $1.7 billion, $1.0 billion and $514 million, respectively, as of June 30, 2022. The cumulative unrealized pre-tax gain (loss) recorded in Accumulated other comprehensive income (loss) related to the net investment hedge was a gain of $456 million and $183 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and 2021, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.5 billion and $1.3 billion, respectively, and after-tax unrecognized pension and other postretirement benefits costs of $187 million and $309 million, respectively.

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

The Company previously communicated its intent to explore options, including potential divestitures, for certain businesses with annual revenues totaling up to $1.0 billion. In the fourth quarter of 2019, the Company completed the divestitures of three businesses and continues to evaluate options for certain other businesses. Due to the COVID-19 pandemic, the Company chose to defer any further significant divestiture activity in 2020 and 2021. The Company is reinitiating the divestiture process in 2022 for certain businesses with combined annual revenues of approximately $0.5 billion, subject to approval by the Company's Board of Directors. In the second quarter of 2022, plans were approved to divest two businesses, including one business in the

Polymers & Fluids segment and one business in the Food Equipment segment, with total combined revenues of $115 million for the year ended December 31, 2021. These two businesses were classified as held for sale beginning in the second quarter of 2022. Refer to Note 4. Divestitures in Item 1. Financial Statements for further information regarding the Company's divestitures.

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

While the vast majority of the Company's facilities have remained open and operational during the pandemic, many of these facilities were operating at a reduced capacity at various times since the outset of the pandemic. The full extent of the COVID-19 outbreak and its impact on the markets served by the Company and on the Company's operations and financial position continues to be highly uncertain as conditions continue to fluctuate around the world, with vaccine administration rising in certain regions, spikes in infections (including the spread of variants) continuing to be experienced and certain jurisdictions continuing to impose stay-at-home orders. The pandemic and resurgence of outbreaks could continue to adversely impact the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part I - Item 1A - Risk Factors in the Company's 2021 Annual Report on Form 10-K.

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. Sales to customers in Russia represented less than one percent of ITW’s total consolidated revenue and were not material to the Company’s results of operations or financial position.

In a challenging and dynamic environment, the Company delivered strong financial results in the second quarter and year-to-date periods of 2022 primarily due to the continued successful execution of enterprise initiatives, including the "Win the Recovery" actions initiated over the course of the past year, and continued focus on the highly differentiated ITW Business Model. Despite rising costs and a challenging global supply chain environment, the Company generated operating revenue growth of 9.1 percent and 10.1 percent in the second quarter and year-to-date periods of 2022, respectively, as six of seven segments achieved worldwide organic revenue growth. Operating income was $926 million in the second quarter and $1.8 billion in the year-to-date period of 2022, respectively. Operating margin was 23.1 percent and 22.9 percent in the second quarter and year-to-date periods of 2022, respectively. The Automotive OEM segment continued to be impacted by auto production reductions associated with the supply chain challenges affecting its customers.

The Company's consolidated results of operations for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,011	$3,676	9.1%	10.4%	2.9%	—%	(4.2)%	9.1%
Operating income	$926	$893	3.7%	9.7%	0.5%	(2.3)%	(4.2)%	3.7%
Operating margin %	23.1%	24.3%	(120) bps	(20) bps	(50) bps	(50) bps	—	(120) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$7,950	$7,220	10.1%	10.5%	2.9%	—%	(3.3)%	10.1%
Operating income	$1,821	$1,798	1.3%	5.9%	0.1%	(1.5)%	(3.2)%	1.3%
Operating margin %	22.9%	24.9%	(200) bps	(100) bps	(60) bps	(40) bps	—	(200) bps

•Operating revenue increased in the second quarter and year-to-date periods due to higher organic revenue and the MTS Test & Simulation acquisition, which was completed on December 1, 2021, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue grew 10.4% and 10.5% in the second quarter and year-to-date periods, respectively, as growth in six segments was partially offset by a decline in the Specialty Products segment. Additionally, product line simplification activities reduced organic revenue by 30 basis points in the second quarter and 20 basis points in the year-to-date period.
◦North American organic revenue increased 14.4% in the second quarter as growth in six segments was partially offset by a decline in the Test & Measurement and Electronics segment. Organic revenue increased 13.9% in the year-to-date period due to growth in all segments, primarily driven by the Food Equipment, Construction Products and Welding segments.
◦Europe, Middle East and Africa organic revenue increased 6.5% and 6.9% in the second quarter and year-to-date periods, respectively, as growth in five segments was partially offset by a decline in the Automotive OEM and Specialty Products segments.
◦Asia Pacific organic revenue increased 2.7% in the second quarter due to growth in four segments, partially offset by a decline in the Specialty Products, Automotive OEM and Welding segments. In the year-to-date period, organic revenue grew 4.5% due to growth in six segments, partially offset by a decline in the Specialty Products segment. China organic revenue declined 4.4% in the second quarter as a decrease in the Automotive OEM, Specialty Products, Welding and Construction Products segments was partially offset by growth in the Test & Measurement and Electronics, Polymers & Fluids and Food Equipment segments. In the year-to-date period, China organic revenue declined 1.6% as a decrease in the Specialty Products, Construction Products, Welding and Polymers & Fluids segments was partially offset by growth in the Test & Measurement and Electronics, Automotive OEM and Food Equipment segments. The results in 2022 were negatively impacted by the COVID-19 outbreak and government stay-at-home orders in China.
•Operating income of $926 million and $1.8 billion in the second quarter and year-to-date periods increased 3.7% and 1.3%, respectively, compared to the prior year primarily due to higher organic revenue, partially offset by unfavorable foreign currency translation and higher restructuring expenses.
•Operating margin was 23.1% in the second quarter. The decrease of 120 basis points was primarily driven by unfavorable price/cost of 160 basis points, the dilutive impact of 50 basis points from the MTS Test & Simulation acquisition, higher restructuring expenses and higher operating expenses, including employee-related expenses and freight costs, partially offset by positive operating leverage of 200 basis points and benefits from the Company's enterprise initiatives of 90 basis points.
•In the year-to-date period, operating margin of 22.9% decreased 200 basis points primarily driven by unfavorable price/cost of 200 basis points, the dilutive impact of 60 basis points from the MTS Test & Simulation acquisition, higher restructuring expenses and higher operating expenses, including employee-related expenses and freight costs, partially offset by positive operating leverage of 200 basis points and benefits from the Company's enterprise initiatives of 90 basis points.
•The Company's effective tax rate for the second quarter of 2022 and 2021 was 18.3% and 10.1%, respectively, and 20.7% and 16.3% for the year-to-date periods of 2022 and 2021, respectively. The effective tax rate for the second quarter and year-to-date periods of 2022 included a discrete income tax benefit of $51 million related to a decrease in unrecognized tax benefits resulting from the resolution of a U.S. tax audit. The effective tax rate for the second quarter and year-to-date periods of 2021 included a discrete income tax benefit of $112 million related to the remeasurement of net deferred tax assets due to the enactment of the U.K. Finance Bill 2021, which increases the U.K. income tax rate from 19% to 25% effective April 1, 2023. Additionally, the effective tax rates for 2022 and 2021 included discrete income tax benefits related to excess tax benefits from stock-based compensation of $1 million and $4 million for the second quarter of 2022 and 2021, respectively, and $8 million and $13 million for the year-to-date period of 2022 and 2021, respectively.
•Diluted earnings per share (EPS) of $2.37 for the second quarter and $4.48 for the year-to-date period of 2022 decreased 3.3% and 1.8%, respectively. Excluding the favorable impact of the second quarter 2021 discrete income tax benefit of $0.35 related to the remeasurement of the U.K. net deferred tax assets and the favorable impact of the second quarter 2022 discrete income tax benefit of $0.16 related to the resolution of a U.S. tax audit, EPS increased 5.2% in the second quarter and 2.6% in the year-to-date period.
•The Company repurchased approximately 1.8 million and 3.6 million shares of its common stock in the second quarter and year-to-date periods of 2022, respectively, for approximately $375 million and $750 million, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2022	2021	2022	2021	2022	2021	2022	2021
Automotive OEM	$711	$707	$101	$133	$1,471	$1,490	$239	$322
Food Equipment	614	514	152	113	1,180	965	278	209
Test & Measurement and Electronics	696	606	157	170	1,381	1,158	306	327
Welding	486	402	142	115	936	803	281	236
Polymers & Fluids	496	466	125	127	977	901	243	239
Construction Products	565	518	156	143	1,116	987	292	273
Specialty Products	447	471	121	128	899	928	241	254
Intersegment revenue	(4)	(8)	—	—	(10)	(12)	—	—
Unallocated	—	—	(28)	(36)	—	—	(59)	(62)
Total	$4,011	$3,676	$926	$893	$7,950	$7,220	$1,821	$1,798

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$711	$707	0.6%	6.1%	—%	—%	(5.5)%	0.6%
Operating income	$101	$133	(23.5)%	(4.1)%	—%	(14.4)%	(5.0)%	(23.5)%
Operating margin %	14.3%	18.8%	(450) bps	(180) bps	—	(270) bps	—	(450) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,471	$1,490	(1.3)%	2.5%	—%	—%	(3.8)%	(1.3)%
Operating income	$239	$322	(25.7)%	(14.0)%	—%	(8.5)%	(3.2)%	(25.7)%
Operating margin %	16.3%	21.6%	(530) bps	(350) bps	—	(180) bps	—	(530) bps

•Operating revenue grew in the second quarter due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue increased 6.1% in the second quarter and 2.5% in the year-to-date period. The impact of Automotive OEM customers adjusting production schedules to account for the shortage of semiconductor chips and other components continued to negatively impact operating results in 2022. Worldwide auto builds were flat in the second quarter and decreased 2% in the year-to-date period.
◦North American organic revenue increased 18.4% and 10.2% in the second quarter and year-to-date periods, respectively, compared to North American auto builds which grew 12% in the second quarter and 5% in the year-to-date period.
◦European organic revenue declined 0.5% and 5.9% in the second quarter and year-to-date periods, respectively, compared to European auto builds which decreased 5% in the second quarter and 12% in the year-to-date period.
◦Asia Pacific organic revenue decreased 1.8% in the second quarter and increased 4.5% in the year-to-date period. China organic revenue declined 10.6% and increased 0.7% in the second quarter and year-to-date periods, respectively, versus China auto builds which decreased 6% in the second quarter and increased 1% in the year-to-date period due to customer mix. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 8% and 7% in the second quarter and year-to-date periods, respectively.
•Operating margin was 14.3% in the second quarter. The decrease of 450 basis points was primarily driven by unfavorable price/cost of 260 basis points, higher restructuring expenses of 270 basis points and higher operating expenses, including employee-related expenses, partially offset by positive operating leverage of 120 basis points and benefits from the Company's enterprise initiatives.
•In the year-to-date period, operating margin of 16.3% decreased 530 basis points primarily driven by unfavorable price/cost of 290 basis points, higher operating expenses, including employee-related expenses, and higher restructuring expenses of 180 basis points, partially offset by positive operating leverage of 40 basis points and benefits from the Company's enterprise initiatives.

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

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$614	$514	19.6%	25.0%	—%	—%	(5.4)%	19.6%
Operating income	$152	$113	34.0%	40.4%	—%	(0.3)%	(6.1)%	34.0%
Operating margin %	24.7%	22.0%	270 bps	280 bps	—	(10) bps	—	270 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,180	$965	22.3%	26.5%	—%	—%	(4.2)%	22.3%
Operating income	$278	$209	33.0%	38.2%	—%	(0.3)%	(4.9)%	33.0%
Operating margin %	23.6%	21.6%	200 bps	210 bps	—	(10) bps	—	200 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 25.0% in the second quarter as equipment and service organic revenue grew 27.3% and 20.0%, respectively. In the year-to-date period, organic revenue increased 26.5% as equipment and service organic revenue grew 28.1% and 22.8%, respectively.
◦North American organic revenue increased 26.7% in the second quarter and 24.8% in the year-to-date period. Equipment organic revenue grew 33.1% in the second quarter and 28.5% in the year-to-date period with growth in the restaurant, institutional and food retail end markets. Service organic revenue increased 15.9% and 18.5% in the second quarter and year-to-date periods, respectively.
◦International organic revenue increased 22.7% and 28.8% in the second quarter and year-to-date periods, respectively. Equipment organic revenue grew 20.5% and 27.6% in the second quarter and year-to-date periods, respectively, primarily due to higher demand in the European warewash, refrigeration and cooking end markets. Service organic revenue increased 27.8% and 31.0% in the second quarter and year-to-date periods, respectively.
•Operating margin was 24.7% in the second quarter. The increase of 270 basis points was primarily due to positive operating leverage of 480 basis points, benefits from the Company's enterprise initiatives and favorable price/cost of 20 basis points, partially offset by higher operating expenses, including higher employee-related expenses.
•In the year-to-date period, operating margin of 23.6% increased 200 basis points primarily due to positive operating leverage of 520 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including higher employee-related expenses, and unfavorable price/cost of 40 basis points.

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$696	$606	14.9%	0.9%	17.8%	—%	(3.8)%	14.9%
Operating income	$157	$170	(7.8)%	(7.5)%	2.4%	0.3%	(3.0)%	(7.8)%
Operating margin %	22.5%	28.1%	(560) bps	(240) bps	(330) bps	10 bps	—	(560) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,381	$1,158	19.2%	4.3%	17.9%	—%	(3.0)%	19.2%
Operating income	306	$327	(6.4)%	(4.8)%	0.3%	0.4%	(2.3)%	(6.4)%
Operating margin %	22.2%	28.2%	(600) bps	(240) bps	(370) bps	10 bps	—	(600) bps

•Operating revenue grew in the second quarter and year-to-date periods due to the MTS Test & Simulation acquisition and higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 0.9% in the second quarter and 4.3% in the year-to-date period.
◦Organic revenue for the test and measurement businesses increased 8.3% and 9.2% in the second quarter and year-to-date periods, respectively, primarily driven by higher semiconductor demand in North America and the impact of a stronger capital spending environment. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 5.2% and 5.6% in the second quarter and year-to-date periods, respectively.
◦Electronics organic revenue decreased 6.1% in the second quarter and 0.7% in the year-to-date period primarily due to lower demand in the consumer electronics end market, partially offset by higher demand in the semiconductor end market. The electronics assembly businesses declined 24.8% and 11.2% in the second quarter and year-to-date periods, respectively, primarily due to lower demand in North America, partially offset by growth in Asia Pacific and Europe. Additionally, the electronics assembly businesses had a challenging comparable in the prior year of 82.3% growth in the second quarter and 53.4% growth in the year-to-date period. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 6.8% and 5.4% in the second quarter and year-to-date periods, respectively, with growth across all major regions.
•Operating margin was 22.5% in the second quarter. The decrease of 560 basis points was primarily due to the dilutive impact of 330 basis points from the MTS Test & Simulation acquisition, unfavorable price/cost of 210 basis points, and higher operating expenses, including employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.
•In the year-to-date period, operating margin of 22.2% decreased 600 basis points primarily driven by the dilutive impact of 370 basis points from the MTS Test & Simulation acquisition, unfavorable price/cost of 200 basis points, and higher operating expenses, including employee-related expenses, partially offset by positive operating leverage of 100 basis points and benefits from the Company's enterprise initiatives.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and energy, construction, MRO, automotive original equipment manufacturers and tiers, and industrial capital goods markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$486	$402	20.8%	22.1%	—%	—%	(1.3)%	20.8%
Operating income	$142	$115	24.0%	25.1%	—%	(0.3)%	(0.8)%	24.0%
Operating margin %	29.3%	28.5%	80 bps	70 bps	—	—	10 bps	80 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$936	$803	16.5%	17.5%	—%	—%	(1.0)%	16.5%
Operating income	$281	$236	19.1%	20.0%	—%	(0.3)%	(0.6)%	19.1%
Operating margin %	30.0%	29.4%	60 bps	60 bps	—	(10) bps	10 bps	60 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 22.1% and 17.5% in the second quarter and year-to-date periods, respectively, driven by growth in equipment of 24.0% and 17.2% and consumables of 19.1% and 18.1%, respectively. In both periods, organic revenue grew primarily due to higher demand in the industrial end markets related to heavy equipment for agriculture, infrastructure, and oil and gas and in the commercial end markets related to construction, light fabrication, and farm and ranch customers.
◦North American organic revenue increased 25.3% in the second quarter due to growth in the industrial and commercial end markets of 29.6% and 18.9%, respectively. In the year-to-date period, organic revenue grew 18.6% due to growth in the industrial and commercial end markets of 22.1% and 13.7%, respectively.
◦International organic revenue grew 8.1% and 12.3% in the second quarter and year-to-date periods, respectively, primarily due to higher equipment demand in the oil and gas end markets.
•Operating margin was 29.3% in the second quarter. The increase of 80 basis points was primarily due to positive operating leverage of 290 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 90 basis points and higher operating expenses, including employee-related expenses.
•In the year-to-date period, operating margin of 30.0% increased 60 basis points primarily driven by positive operating leverage of 230 basis points and benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 120 basis points and higher operating expenses, including employee-related expenses.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$496	$466	6.7%	10.2%	—%	—%	(3.5)%	6.7%
Operating income	$125	$127	(2.1)%	0.9%	—%	0.5%	(3.5)%	(2.1)%
Operating margin %	25.1%	27.3%	(220) bps	(230) bps	—	10 bps	—	(220) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$977	$901	8.5%	11.5%	—%	—%	(3.0)%	8.5%
Operating income	$243	$239	1.4%	4.1%	—%	0.3%	(3.0)%	1.4%
Operating margin %	24.8%	26.6%	(180) bps	(180) bps	—	10 bps	(10) bps	(180) bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue grew 10.2% and 11.5% in the second quarter and year-to-date periods, respectively, primarily driven by an increase in North America and Europe. Additionally, product line simplification activities reduced organic revenue by 40 basis points in the second quarter and 30 basis points in the year-to-date period.
◦Organic revenue for the automotive aftermarket businesses increased 3.9% in the second quarter primarily due to growth in the body repair and engine repair businesses in North America and growth in the European additives businesses, partially offset by a decline in the tire repair and car care businesses in North America. In the year-to-date period, organic revenue increased 9.9% with growth in the car care, body repair, engine repair and tire repair businesses in North America and growth in the European additives businesses.
◦Organic revenue for the polymers businesses increased 24.9% in the second quarter and 18.2% in the year-to-date period with growth across all major regions, primarily in the heavy industrial and wind end markets.
◦Organic revenue for the fluids businesses grew 2.6% and 4.3% in the second quarter and year-to-date periods, respectively, primarily due to an increase in the hygiene and industrial maintenance, repair and operations end markets in North America and Europe.
•Operating margin was 25.1% in the second quarter. The decrease of 220 basis points was primarily due to unfavorable price/cost of 150 basis points and higher operating expenses, including employee-related expenses, partially offset by positive operating leverage of 170 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense. Additionally, the prior year was impacted by a one-time benefit related to a recovery of indirect taxes in Brazil.
•In the year-to-date period, operating margin of 24.8% decreased 180 basis points primarily driven by unfavorable price/cost of 180 basis points and higher operating expenses, including employee-related expenses, partially offset by positive operating leverage of 200 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense. Additionally, the prior year was impacted by a one-time benefit related to a recovery of indirect taxes in Brazil.

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

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$565	$518	9.1%	15.1%	—%	—%	(6.0)%	9.1%
Operating income	$156	$143	9.2%	15.0%	—%	—%	(5.8)%	9.2%
Operating margin %	27.6%	27.6%	—	—	—	—	—	—

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,116	$987	13.1%	18.1%	—%	—%	(5.0)%	13.1%
Operating income	$292	$273	7.2%	11.5%	—%	0.2%	(4.5)%	7.2%
Operating margin %	26.2%	27.6%	(140) bps	(150) bps	—	10 bps	—	(140) bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 15.1% in the second quarter and 18.1% in the year-to-date period with growth across all major regions. Additionally, product line simplification activities reduced organic revenue by 60 basis points in the second quarter and 40 basis points in the year-to-date period.
◦North American organic revenue grew 29.0% in the second quarter driven by higher demand in the United States residential and commercial end markets of 33.5% and 20.1%, respectively. In the year-to-date period, organic revenue increased 30.5% driven by higher demand in the United States residential and commercial end markets of 34.8% and 17.5%, respectively.
◦International organic revenue increased 4.4% and 8.5% in the second quarter and year-to-date periods, respectively. European organic revenue grew 5.5% in the second quarter and 10.5% in the year-to-date period primarily driven by higher demand in the commercial and residential end markets. Asia Pacific organic revenue increased 3.0% in the second quarter and 5.8% in the year-to-date period primarily due to higher demand in the Australia and New Zealand residential end markets.
•Operating margin was 27.6% in the second quarter as positive operating leverage of 220 basis points and net benefits from the Company's enterprise initiatives and cost management were offset by unfavorable price/cost of 410 basis points and higher operating expenses.
•In the year-to-date period, operating margin of 26.2% decreased 140 basis points primarily driven by unfavorable price/cost of 510 basis points and higher operating expenses, including employee-related expenses, partially offset by positive operating leverage of 260 basis points and benefits from the Company's enterprise initiatives.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$447	$471	(5.0)%	(1.7)%	—%	—%	(3.3)%	(5.0)%
Operating income	$121	$128	(6.2)%	(2.5)%	—%	(1.2)%	(2.5)%	(6.2)%
Operating margin %	26.9%	27.2%	(30) bps	(20) bps	—	(30) bps	20 bps	(30) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2022	2021	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$899	$928	(3.1)%	(0.6)%	—%	—%	(2.5)%	(3.1)%
Operating income	$241	$254	(5.4)%	(3.2)%	—%	(0.1)%	(2.1)%	(5.4)%
Operating margin %	26.8%	27.4%	(60) bps	(70) bps	—	—	10 bps	(60) bps

•Operating revenue declined in the second quarter and year-to-date periods due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue decreased 1.7% and 0.6% in the second quarter and year-to-date periods, respectively. Equipment sales declined 20.7% and 18.4% in the second quarter and year-to-date periods, respectively, with lower demand across all major regions. Consumable sales grew 3.0% in the second quarter and 4.1% in the year-to-date period primarily due to higher demand in North America. Additionally, product line simplification activities reduced organic revenue by 90 basis points and 70 basis points in the second quarter and year-to-date periods, respectively.
◦North American organic revenue increased 5.1% and 5.8% in the second quarter and year-to-date periods, respectively, primarily driven by growth in the consumer packaging, foils and thermal films businesses, partially offset by a decline in the appliance and ground support equipment businesses.
◦International organic revenue decreased 12.9% and 11.0% in the second quarter and year-to-date periods, respectively, primarily due to a decline in the ground support equipment, consumer packaging and appliance businesses in Europe and the strength film and appliance businesses in Asia Pacific, partially offset by growth in the specialty films and filter medical businesses in Europe.
•Operating margin was 26.9% in the second quarter. The decrease of 30 basis points was primarily due to higher operating expenses, including employee-related expenses, and higher restructuring expenses, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 20 basis points.
•In the year-to-date period, operating margin of 26.8% decreased 60 basis points primarily driven by higher operating expenses, including employee-related expenses, and unfavorable price/cost of 30 basis points, partially offset by benefits from the Company's enterprise initiatives.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $47 million and $95 million in the second quarter and year-to-date periods of 2022, respectively, versus $52 million and $104 million in 2021, respectively. Interest expense in 2022 was lower than 2021 primarily due to the repayment of notes due September 15, 2021 and May 20, 2022, partially offset by higher average outstanding commercial paper in 2022. Refer to Note 9. Debt in Item 1. Financial Statements for further information regarding the repayment of notes.
•Other income (expense) was income of $24 million in the second quarter of 2022 and $38 million in the year-to-date period, an increase of $2 million compared to the second quarter of 2021 and an increase of $4 million in the year-to-date period primarily due to foreign currency translation gains in 2022 compared to foreign currency translation losses in 2021 and higher other net periodic benefit income in 2022, partially offset by lower investment income in 2022.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of June 30, 2022, the Company had $0.9 billion of cash and equivalents on hand and no outstanding borrowings under its $2.5 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•internal investments to support organic growth and sustain core businesses;
•payment of an attractive dividend to shareholders; and
•external investments in selective strategic acquisitions that support the Company's organic growth focus, such as the acquisition of the MTS Test & Simulation business, and an active share repurchase program. Refer to Note 3. MTS Test & Simulation Acquisition in Item 1. Financial Statements for further information regarding this acquisition.

The Company believes that, based on its operating revenue, operating margin, free cash flow, and credit ratings, it could readily obtain additional financing, if necessary.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Net cash provided by operating activities	$501	$555	$824	$1,164
Additions to plant and equipment	(81)	(78)	(155)	(146)
Free cash flow	$420	$477	$669	$1,018

Cash dividends paid	$(380)	$(360)	$(762)	$(721)
Repurchases of common stock	(375)	(250)	(750)	(500)
Acquisition of businesses (excluding cash and equivalents)	—	—	(2)	—
Net proceeds from (repayments of) debt with original maturities of three months or less	71	—	635	—
Proceeds from debt with original maturities of more than three months	97	—	454	—
Repayments of debt with original maturities of more than three months	(207)	(350)	(863)	(350)
Other, net	7	44	13	64
Effect of exchange rate changes on cash and equivalents	(50)	13	(42)	(17)
Net increase (decrease) in cash and equivalents	$(417)	$(426)	$(648)	$(506)

Free cash flow decreased in the second quarter and year-to-date periods of 2022 due to higher working capital investments to support revenue growth, including increased inventory levels to help mitigate supply chain risk and sustain customer service levels.

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

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). Under the 2021 Program, the Company repurchased approximately 0.6 million shares of its common stock at an average price of $209.29 in the first quarter of 2022 and approximately 1.8 million shares of its common stock at an average price of $205.03 in the second quarter of 2022. As of June 30, 2022, there were $2.5 billion of authorized repurchases remaining under the 2021 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the discrete tax benefit of $51 million in the second quarter of 2022 from net income and the effective tax rate for the three and six months ended June 30, 2022. Additionally, for comparability, the Company excluded the discrete tax benefit of $112 million in the second quarter of 2021 from net income and the effective tax rate for the three and six months ended June 30, 2021. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the second quarter and year-to-date periods of 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2022	2021	2022	2021
Numerator:
Net Income	$738	$775	$1,400	$1,446
Discrete tax benefit related to the second quarter 2022	(51)	—	(51)	—
Discrete tax benefit related to the second quarter 2021	—	(112)	—	(112)
Interest expense, net of tax (1)	36	41	73	81
Other (income) expense, net of tax (1)	(18)	(17)	(29)	(26)
Operating income after taxes	$705	$687	$1,393	$1,389

Denominator:
Invested capital:
Cash and equivalents	$879	$2,058	$879	$2,058
Trade receivables	3,109	2,786	3,109	2,786
Inventories	1,975	1,400	1,975	1,400
Net assets held for sale	73	—	73	—
Net plant and equipment	1,736	1,767	1,736	1,767
Goodwill and intangible assets	5,702	5,374	5,702	5,374
Accounts payable and accrued expenses	(2,241)	(1,933)	(2,241)	(1,933)
Debt	(7,640)	(7,648)	(7,640)	(7,648)
Other, net	(214)	(283)	(214)	(283)
Total net assets (stockholders' equity)	3,379	3,521	3,379	3,521
Cash and equivalents	(879)	(2,058)	(879)	(2,058)
Debt	7,640	7,648	7,640	7,648
Total invested capital	$10,140	$9,111	$10,140	$9,111

Average invested capital (2)	$10,143	$8,926	$10,024	$8,864

Net income to average invested capital (3)	29.1%	34.8%	27.9%	32.6%
After-tax return on average invested capital (3)	27.8%	30.8%	27.8%	31.3%

(1) Effective tax rate used for interest expense and other (income) expense for the three months ended June 30, 2022 and 2021 was 23.9% and 23.0%, respectively. Effective tax rate used for interest expense and other (income) expense for the six months ended June 30, 2022 and 2021 was 23.5% and 22.7%, respectively.

(2) Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

(3) Returns for the three months ended June 30, 2022 and 2021 were converted to an annual rate by multiplying the calculated return by 4. Returns for the six months ended June 30, 2022 and 2021 were converted to an annual rate by multiplying the calculated return by 2.

A reconciliation of the tax rate for the three and six months ended June 30, 2022, excluding the second quarter 2022 discrete tax benefit of $51 million related to the resolution of a U.S. tax audit, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$165	18.3%	$364	20.7%
Discrete tax benefit related to the second quarter 2022	51	5.6%	51	2.8%
As adjusted	$216	23.9%	$415	23.5%

A reconciliation of the tax rate for the three and six months ended June 30, 2021, excluding the second quarter 2021 discrete tax benefit of $112 million related to a change in the U.K. income tax rate, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$88	10.1%	$282	16.3%
Discrete tax benefit related to the second quarter 2021	112	12.9%	112	6.4%
As adjusted	$200	23.0%	$394	22.7%

Refer to Note 6. Income Taxes in Item 1. Financial Statements for further information regarding the second quarter 2022 and second quarter 2021 discrete tax benefits.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2022 and December 31, 2021 is summarized as follows:

In millions	June 30, 2022	December 31, 2021	Increase/ (Decrease)
Current assets:
Cash and equivalents	$879	$1,527	$(648)
Trade receivables	3,109	2,840	269
Inventories	1,975	1,694	281
Prepaids and other current assets	305	313	(8)
Assets held for sale	103	—	103
Total current assets	6,371	6,374	(3)
Current liabilities:
Short-term debt	1,525	778	747
Accounts payable and accrued expenses	2,241	2,233	8
Liabilities held for sale	30	—	30
Other	498	459	39
Total current liabilities	4,294	3,470	824
Net working capital	$2,077	$2,904	$(827)

As of June 30, 2022, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of June 30, 2022 and December 31, 2021 was as follows:

In millions	June 30, 2022	December 31, 2021
Short-term debt	$1,525	$778
Long-term debt	6,115	6,909
Total debt	$7,640	$7,687

Short-term debt included commercial paper of $1.0 billion and $210 million as of June 30, 2022 and December 31, 2021, respectively. The weighted-average interest rate on commercial paper as of June 30, 2022 and December 31, 2021 was 1.08% and 0.14%, respectively. Short-term debt as of June 30, 2022 also included $523 million related to the 1.25% Euro notes due May 22, 2023, which were reclassified from Long-term debt to Short-term debt in the second quarter of 2022. As of December 31, 2021, Short-term debt also included $568 million related to the 1.75% Euro notes due May 20, 2022, which were redeemed in full at face value on February 22, 2022. Additionally, the $350 million of 3.375% notes due September 15, 2021 were redeemed in full at face value on June 15, 2021.

The Company has a $2.5 billion revolving credit facility with a termination date of September 27, 2024, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the $2.5 billion revolving credit facility as of June 30, 2022 or December 31, 2021.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended June 30, 2022 and December 31, 2021 was as follows:

Dollars in millions	June 30, 2022	December 31, 2021
Total debt	$7,640	$7,687

Net income	$2,648	$2,694
Add:
Interest expense	193	202
Other income	(55)	(51)
Income taxes	714	632
Depreciation	281	277
Amortization and impairment of intangible assets	136	133
EBITDA	$3,917	$3,887
Total debt to EBITDA ratio	2.0	2.0

Stockholders' Equity

The changes to stockholders' equity during the six months ended June 30, 2022 were as follows:

In millions
Total stockholders' equity, December 31, 2021	$3,626
Net income	1,400
Repurchases of common stock	(750)
Dividends declared	(758)
Foreign currency translation adjustments, net of tax	(184)
Other, net	45
Total stockholders' equity, June 30, 2022	$3,379

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of the COVID-19 pandemic and global supply chain challenges, related government actions and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions including inflation, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, enterprise initiatives, the Company's portion of future benefit payments related to pension and other postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) the COVID-19 pandemic, related government actions and the Company's strategy in response thereto, (2) weaknesses or downturns in the markets served by the Company, (3) changes or deterioration in international and domestic political and economic conditions, such as the Russian invasion of Ukraine and the impact of related economic and other sanctions imposed on Russia, (4) the unfavorable impact of foreign currency fluctuations, (5) the timing and amount of benefits from the Company's enterprise strategy initiatives and their impact on organic revenue growth, (6) market conditions and cost and availability of financing to fund the Company's share repurchases, (7) a delay or decrease in the introduction of new products into the Company's product lines, (8) any failure to protect the Company's intellectual property, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (10) raw material price increases and supply shortages or delays, (11) financial market risks to the Company's obligations under its defined benefit pension plans, (12) negative effects of service interruptions, data corruption, cyber-based attacks, network security breaches, or violations of data privacy laws, (13) the potential negative impact of acquisitions on the Company's profitability and returns, (14) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (15) impact of tax legislation and regulatory action and changing tax rates, (16) potential adverse outcomes in legal proceedings, (17) uncertainties related to environmental regulation and the physical risks of climate change, (18) potential failure of the Company's employees, agents or business partners to comply with anti-corruption, import/export, human rights and other laws, and (19) increases in inflation or interest rates and the possibility of economic recession. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2022. Based on such evaluation, the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2022, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2022 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). As of June 30, 2022, there were $2.5 billion of authorized repurchases remaining under the 2021 Program.

Share repurchase activity for the second quarter of 2022 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
April 2022	—	$—	—	$2,865
May 2022	1.5	$205.37	1.5	$2,545
June 2022	0.3	$203.07	0.3	$2,490
Total	1.8		1.8

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 4, 2022	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)