Form 10-Q
period 2023-03-31
ILLINOIS TOOL WORKS INC
filed 2023-05-04
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at March 31, 2023: 303,902,781

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2023	2022
Operating Revenue	$4,019	$3,939
Cost of revenue	2,341	2,357
Selling, administrative, and research and development expenses	675	652
Amortization and impairment of intangible assets	31	35
Operating Income	972	895
Interest expense	(60)	(48)
Other income (expense)	10	14
Income Before Taxes	922	861
Income Taxes	208	199
Net Income	$714	$662

Net Income Per Share:
Basic	$2.34	$2.12
Diluted	$2.33	$2.11

Shares of Common Stock Outstanding During the Period:
Average	305.0	312.5
Average assuming dilution	306.1	313.7

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2023	2022
Net Income	$714	$662

Foreign currency translation adjustments, net of tax	37	26
Pension and other postretirement benefit adjustments, net of tax	—	5
Other comprehensive income (loss)	37	31

Comprehensive Income	$751	$693

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and equivalents	$1,143	$708
Trade receivables	3,201	3,171
Inventories	2,000	2,054
Prepaid expenses and other current assets	334	329
Assets held for sale	10	8
Total current assets	6,688	6,270

Net plant and equipment	1,885	1,848
Goodwill	4,884	4,864
Intangible assets	738	768
Deferred income taxes	503	494
Other assets	1,223	1,178
	$15,921	$15,422

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$2,870	$1,590
Accounts payable	599	594
Accrued expenses	1,504	1,728
Cash dividends payable	398	400
Income taxes payable	224	147
Liabilities held for sale	1	1
Total current liabilities	5,596	4,460

Noncurrent Liabilities:
Long-term debt	5,510	6,173
Deferred income taxes	477	484
Noncurrent income taxes payable	273	273
Other liabilities	964	943
Total noncurrent liabilities	7,224	7,873

Stockholders' Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2023 and 2022 Outstanding- 303.9 shares in 2023 and 305.0 shares in 2022	6	6
Additional paid-in-capital	1,526	1,501
Retained earnings	26,115	25,799
Common stock held in treasury	(22,743)	(22,377)
Accumulated other comprehensive income (loss)	(1,804)	(1,841)
Noncontrolling interest	1	1
Total stockholders' equity	3,101	3,089
	$15,921	$15,422

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended March 31, 2023
Balance at December 31, 2022	$6	$1,501	$25,799	$(22,377)	$(1,841)	$1	$3,089
Net income	—	—	714	—	—	—	714
Common stock issued for stock-based compensation	—	8	—	11	—	—	19
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(2)	—	—	(2)
Dividends declared ($1.31 per share)	—	—	(398)	—	—	—	(398)
Other comprehensive income (loss)	—	—	—	—	37	—	37
Balance at March 31, 2023	$6	$1,526	$26,115	$(22,743)	$(1,804)	$1	$3,101

Three Months Ended March 31, 2022
Balance at December 31, 2021	$6	$1,432	$24,325	$(20,636)	$(1,502)	$1	$3,626
Net income	—	—	662	—	—	—	662
Common stock issued for stock-based compensation	—	(1)	—	3	—	—	2
Stock-based compensation expense	—	16	—	—	—	—	16
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.22 per share)	—	—	(380)	—	—	—	(380)
Other comprehensive income (loss)	—	—	—	—	31	—	31
Balance at March 31, 2022	$6	$1,447	$24,607	$(21,008)	$(1,471)	$1	$3,582

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2023	2022
Cash Provided by (Used for) Operating Activities:
Net income	$714	$662
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	68	71
Amortization and impairment of intangible assets	31	35
Change in deferred income taxes	3	(37)
Provision for uncollectible accounts	3	1
(Income) loss from investments	(2)	(1)
(Gain) loss on sale of plant and equipment	(1)	—
(Gain) loss on sale of operations and affiliates	—	—
Stock-based compensation expense	17	16
Other non-cash items, net	4	—
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(17)	(301)
Inventories	64	(207)
Prepaid expenses and other assets	(50)	(47)
Increase (decrease) in-
Accounts payable	2	116
Accrued expenses and other liabilities	(184)	(119)
Income taxes	77	134
Other, net	(1)	—
Net cash provided by operating activities	728	323
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	(2)
Additions to plant and equipment	(113)	(74)
Proceeds from investments	2	2
Proceeds from sale of plant and equipment	3	2
Proceeds from sales of operations and affiliates	(3)	—
Other, net	—	(1)
Net cash provided by (used for) investing activities	(111)	(73)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(400)	(382)
Issuance of common stock	33	16
Repurchases of common stock	(375)	(375)
Net proceeds from (repayments of) debt with original maturities of three months or less	709	564
Proceeds from debt with original maturities of more than three months	—	357
Repayments of debt with original maturities of more than three months	(138)	(656)
Other, net	(14)	(13)
Net cash provided by (used for) financing activities	(185)	(489)
Effect of Exchange Rate Changes on Cash and Equivalents	3	8
Cash and Equivalents:
Increase (decrease) during the period	435	(231)
Beginning of period	708	1,527
End of period	$1,143	$1,296
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$62	$58
Cash Paid During the Period for Income Taxes, Net of Refunds	$128	$102

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements— The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Interim results are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's 2022 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

(2)    Divestitures

The Company routinely reviews its portfolio of businesses relative to its business portfolio criteria and evaluates if further portfolio refinements may be needed. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as held for sale in periods prior to the sale of the business.

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. On October 3, 2022, the business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. On December 1, 2022, the business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the three months ended March 31, 2022 was $28 million.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. Assets and liabilities held for sale related to this business were $10 million and $1 million, respectively, as of March 31, 2023, and $8 million and $1 million, respectively, as of December 31, 2022. Operating revenue for this business was $9 million for the three months ended March 31, 2023 and 2022. This business was sold on April 3, 2023, with no significant gain or loss expected from the sale of the business.

(3)    Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
In millions	2023	2022
Automotive OEM	$796	$760
Food Equipment	635	566
Test & Measurement and Electronics	703	685
Welding	493	450
Polymers & Fluids	447	481
Construction Products	526	551
Specialty Products	423	452
Intersegment revenue	(4)	(6)
Total operating revenue	$4,019	$3,939

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2023 and 2022 was 22.6% and 23.1%, respectively. The effective tax rates included discrete income tax benefits related to excess tax benefits from stock-based compensation of $13 million and $8 million for the three months ended March 31, 2023 and 2022, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $28 million related predominantly to the potential resolution of income tax examinations. The Company has recorded its best estimate of the potential exposure for these issues.

(5)    Inventories

Inventories as of March 31, 2023 and December 31, 2022 were as follows:

In millions	March 31, 2023	December 31, 2022
Raw material	$823	$887
Work-in-process	252	228
Finished goods	1,036	1,050
LIFO reserve	(111)	(111)
Total inventories	$2,000	$2,054

(6)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$9	$12	$1	$2
Interest cost	23	13	6	3
Expected return on plan assets	(32)	(27)	(5)	(6)
Amortization of actuarial loss (gain)	1	7	(1)	(1)
Total net periodic benefit cost (income)	$1	$5	$1	$(2)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $14 million to its pension plans and $4 million to its other postretirement benefit plans in 2023. As of March 31, 2023, contributions of $3 million to pension plans and $2 million to other postretirement benefit plans have been made.

(7)    Debt

Total debt as of March 31, 2023 and December 31, 2022 was as follows:

In millions	March 31, 2023	December 31, 2022
Short-term debt	$2,870	$1,590
Long-term debt	5,510	6,173
Total debt	$8,380	$7,763

Short-term debt included commercial paper of $1.6 billion and $1.1 billion as of March 31, 2023 and December 31, 2022, respectively. The weighted-average interest rate on commercial paper as of March 31, 2023 and December 31, 2022 was 4.86% and 4.35%, respectively. Short-term debt as of March 31, 2023 also included $699 million related to the 3.50% notes due March 1, 2024, which were reclassified from Long-term debt to Short-term debt in the first quarter of 2023. Additionally, Short-term debt as of March 31, 2023 and December 31, 2022 included $542 million and $535 million, respectively, related to the 1.25% Euro notes due May 22, 2023, which were reclassified from Long-term debt to Short-term debt in the second quarter of 2022.

In 2022, the $568 million of 1.75% Euro notes due May 20, 2022 were redeemed in full at face value on February 22, 2022.

The Company has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of March 31, 2023 or December 31, 2022.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2023 and December 31, 2022 were as follows:

In millions	March 31, 2023	December 31, 2022
Fair value	$6,376	$6,228
Carrying value	6,751	6,708

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(8)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
In millions	2023	2022
Beginning balance	$(1,841)	$(1,502)

Foreign currency translation adjustments during the period	27	49
Income taxes	10	(23)
Total foreign currency translation adjustments, net of tax	37	26

Pension and other postretirement benefit adjustments reclassified to income	—	6
Income taxes	—	(1)
Total pension and other postretirement benefit adjustments, net of tax	—	5

Ending balance	$(1,804)	$(1,471)

Pension and other postretirement benefit adjustments reclassified to income related to the amortization of actuarial gains and losses. Refer to Note 6. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015 and the €1.6 billion of Euro notes issued in June 2019 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full. Refer to Note 7. Debt for additional information regarding the redemption of these notes. The carrying values of the outstanding 2019, 2015 and 2014 Euro notes as of March 31, 2023 were $1.7 billion, $1.1 billion and $532 million, respectively. The amount of pre-tax gain (loss) related to these notes recorded in Other comprehensive income (loss) was a loss of $41 million for the three months ended March 31, 2023 and a gain of $94 million for the three months ended March 31, 2022.

As of March 31, 2023 and 2022, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.5 billion and $1.3 billion, respectively, and after-tax unrecognized pension and other postretirement benefit costs of $293 million and $191 million, respectively.

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

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. The business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. The business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-

tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the three months ended March 31, 2022 was $28 million.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. Operating revenue for this business was $9 million for the three months ended March 31, 2023 and 2022. This business was sold on April 3, 2023, with no significant gain or loss expected from the sale of the business. Refer to Note 2. Divestitures in Item 1. Financial Statements for further information regarding the Company's divestitures.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2022 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred in China and other jurisdictions. The COVID-19 outbreak was subsequently declared a global pandemic by the World Health Organization on March 11, 2020. In response to the outbreak, governments around the globe took various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders. The COVID-19 pandemic and the measures taken globally to reduce its spread negatively impacted the global economy, causing significant disruptions in the Company's global operations starting primarily in the latter part of the first quarter of 2020 as COVID-19 spread and impacted the countries in which the Company operates and the markets the Company serves.

Despite the ongoing disruptions caused by the COVID-19 pandemic, the Company experienced solid recovery progress in many of its end markets during the past two years. However, the pandemic and resurgence of outbreaks could continue to adversely impact the operations of the Company and its customers and suppliers. A description of the risks relating to the impact of the COVID-19 outbreak on the Company's business, operations and financial condition is contained in Part I, Item 1A. Risk Factors in the Company's 2022 Annual Report on Form 10-K.

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $25 million as of March 31, 2023. The revenue for these four subsidiaries for the three months ended March 31, 2023 was approximately $6 million. These subsidiaries were not material to the Company’s results of operations or financial position.

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. The business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. The business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the three months ended March 31, 2022 was $28 million.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. Operating revenue for this business was $9 million for the three months ended March 31, 2023 and 2022. This business was sold on April 3, 2023, with no significant gain or loss expected from the sale of the business. Refer to Note 2. Divestitures in Item 1. Financial Statements for further information regarding the Company's divestitures.

In a challenging and dynamic environment, the Company delivered strong financial results in the first quarter of 2023 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model. In the first quarter of 2023, the Company generated operating revenue growth of 2.0 percent, with organic revenue growth of 5.2 percent, operating income was $972 million and operating margin was 24.2 percent.

The Company's consolidated results of operations for the first quarter of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,019	$3,939	2.0%	5.2%	(0.7)%	—%	(2.5)%	2.0%
Operating income	$972	$895	8.7%	11.4%	(0.5)%	0.3%	(2.5)%	8.7%
Operating margin %	24.2%	22.7%	150 bps	140 bps	10 bps	—	—	150 bps

•Operating revenue increased in the first quarter due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation and the impact of divestiture activity in the fourth quarter of 2022.
•Organic revenue grew 5.2% as an increase in four segments was partially offset by a decline in the Specialty Products, Construction Products and Polymers & Fluids segments. Product line simplification activities reduced organic revenue by 60 basis points.
◦North American organic revenue increased 5.3% with growth in six segments, partially offset by a decline in the Specialty Products segment.
◦Europe, Middle East and Africa organic revenue increased 6.3% as growth in the Automotive OEM, Food Equipment, Test & Measurement and Electronics and Welding segments was partially offset by a decline in the Construction Products, Polymers & Fluids and Specialty Products segments.
◦Asia Pacific organic revenue increased 1.9% as growth in the Automotive OEM, Test & Measurement and Electronics, Construction Products and Welding segments was offset by a decline in the Specialty Products, Food Equipment and Polymers & Fluids segments. Organic revenue in China declined 6.5% due to a decrease in the Specialty Products, Automotive OEM, Food Equipment and Polymers & Fluids segments, partially offset by growth in the Test & Measurement and Electronics, Welding and Construction Products segments. The results in China were negatively impacted by COVID-related customer shutdowns.
•Operating income of $972 million increased 8.7%, primarily due to higher organic revenue, partially offset by unfavorable foreign currency translation.
•Operating margin of 24.2% increased 150 basis points primarily driven by favorable price/cost of 190 basis points, positive operating leverage of 100 basis points and benefits from the Company's enterprise initiatives of 100 basis points, partially offset by higher operating expenses, including employee-related expenses.
•The Company's effective tax rate for the first quarter of 2023 and 2022 was 22.6% and 23.1%, respectively. The effective tax rate included discrete income tax benefits related to excess tax benefits from stock-based compensation of $13 million and $8 million for the first quarter of 2023 and 2022, respectively.
•Diluted earnings per share (EPS) of $2.33 for the first quarter of 2023 increased 10.4%.
•The Company repurchased approximately 1.6 million shares of its common stock in the first quarter of 2023 for approximately $375 million.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2023 and 2022 were as follows:

	Three Months ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2023	2022	2023	2022
Automotive OEM	$796	$760	$128	$138
Food Equipment	635	566	169	126
Test & Measurement and Electronics	703	685	172	149
Welding	493	450	157	139
Polymers & Fluids	447	481	109	118
Construction Products	526	551	145	136
Specialty Products	423	452	109	120
Intersegment revenue	(4)	(6)	—	—
Unallocated	—	—	(17)	(31)
Total	$4,019	$3,939	$972	$895

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$796	$760	4.7%	7.9%	—%	—%	(3.2)%	4.7%
Operating income	$128	$138	(7.0)%	(9.0)%	—%	5.4%	(3.4)%	(7.0)%
Operating margin %	16.1%	18.1%	(200) bps	(280) bps	—	90 bps	(10) bps	(200) bps

•Operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 7.9% compared to worldwide auto builds which grew 6%. Auto builds for North America, Europe and China, where the Company has a higher concentration of revenue as compared to other geographic regions, increased 4%. Product line simplification activities reduced organic revenue by 30 basis points.
◦North American organic revenue increased 3.0% compared to North American auto builds which grew 10%. Auto build growth for the Detroit 3, where the Company has higher content, grew 2%.
◦European organic revenue grew 15.8% compared to European auto builds which increased 17%.
◦Asia Pacific organic revenue increased 5.0% primarily due to growth in South Korea and India. China organic revenue declined 5.0% versus China auto builds which decreased 8%. The results in China were negatively impacted by COVID-related customer shutdowns.
•Operating margin of 16.1% decreased 200 basis points primarily driven by higher operating expenses, including employee-related expenses and continued investment in the business, and unfavorable price/cost of 10 basis points, partially offset by positive operating leverage of 150 basis points, benefits from the Company's enterprise initiatives and lower restructuring expenses.

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

The results of operations for the Food Equipment segment for the first quarter of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$635	$566	12.3%	16.0%	(1.2)%	—%	(2.5)%	12.3%
Operating income	$169	$126	34.2%	38.6%	(0.7)%	(1.2)%	(2.5)%	34.2%
Operating margin %	26.7%	22.3%	440 bps	430 bps	20 bps	(10) bps	—	440 bps

•Operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation and the impact of a divestiture in the fourth quarter of 2022.
•Operating revenue in the first quarter of 2022 included approximately $7 million related to the business divested in the fourth quarter of 2022.
•Organic revenue increased 16.0% as equipment and service organic revenue grew 15.5% and 18.5%, respectively.
◦North American organic revenue increased 21.3%. Equipment organic revenue grew 24.9% with growth in the institutional and restaurant end markets, partially offset by a decline in the food retail end market. Service organic revenue increased 16.7%.
◦International organic revenue increased 8.7%. Equipment organic revenue grew 3.3% primarily due to higher demand in the European warewash and refrigeration end markets, partially offset by a decline in the cooking end market. Service organic revenue increased 22.0%.
•Operating margin of 26.7% increased 440 basis points primarily due to positive operating leverage of 300 basis points, favorable price/cost of 280 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses.

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

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$703	$685	2.6%	5.6%	—%	—%	(3.0)%	2.6%
Operating income	$172	$149	15.3%	18.8%	—%	(0.4)%	(3.1)%	15.3%
Operating margin %	24.5%	21.8%	270 bps	270 bps	—	—	—	270 bps

•Operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 5.6%.
◦Organic revenue for the test and measurement businesses increased 11.9% primarily driven by the impact of a stronger capital spending environment, growth in the MTS Test & Simulation business and higher demand in the oil and gas end market, partially offset by lower semiconductor demand in North America. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 22.2%.

◦Electronics organic revenue decreased 3.9% primarily due to a decline in the consumer electronics and semiconductor end markets. The electronics assembly businesses decreased 6.5% primarily due to lower demand in North America and Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, decreased 2.6% primarily due to a decline in the semiconductor end market, partially offset by higher demand in the automotive end market.
•Operating margin of 24.5% increased 270 basis points primarily driven by positive operating leverage of 130 basis points, favorable price/cost of 90 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense, partially offset by higher operating expenses, including employee-related expenses.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and construction, energy, MRO, industrial capital goods and automotive original equipment manufacturers and tiers markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the first quarter of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$493	$450	9.6%	10.2%	—%	—%	(0.6)%	9.6%
Operating income	$157	$139	13.4%	13.6%	—%	(0.1)%	(0.1)%	13.4%
Operating margin %	31.9%	30.8%	110 bps	100 bps	—	—	10 bps	110 bps

•Operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 10.2% driven by growth in equipment of 9.9% and consumables of 10.7% primarily due to higher demand in the industrial end markets related to heavy equipment for the agriculture, infrastructure and oil and gas end markets.
◦North American organic revenue increased 9.8% due to growth in the industrial end markets of 17.5%, partially offset by a decline in the commercial end market of 2.2%.
◦International organic revenue grew 12.2% primarily due to higher equipment demand in the oil and gas end markets.
•Operating margin of 31.9% increased 110 basis points primarily driven by favorable price/cost of 310 basis points, positive operating leverage of 140 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$447	$481	(7.0)%	(0.1)%	(4.5)%	—%	(2.4)%	(7.0)%
Operating income	$109	$118	(7.6)%	(0.4)%	(2.9)%	(1.3)%	(3.0)%	(7.6)%
Operating margin %	24.4%	24.5%	(10) bps	(10) bps	40 bps	(30) bps	(10) bps	(10) bps

•Operating revenue declined primarily due to the impact of a divestiture in the fourth quarter of 2022 and the unfavorable effect of foreign currency translation.
•Operating revenue in the first quarter of 2022 included approximately $22 million related to the business divested in the fourth quarter of 2022.
•Organic revenue was essentially flat, as growth in North America was offset by a decline in Europe and Asia Pacific. Product line simplification activities reduced organic revenue by 80 basis points.
◦Organic revenue for the automotive aftermarket businesses decreased 1.3% primarily due to a decline in the car care and tire repair businesses in North America, partially offset by growth in the engine and body repair businesses in North America and growth in the European tire repair and additives businesses.
◦Organic revenue for the polymers businesses increased 1.1% with growth in North America, partially offset by a decline in Europe and Asia Pacific. Demand in Asia Pacific was negatively impacted by softness in the consumer electronics end market.
◦Organic revenue for the fluids businesses grew 1.0% primarily due to an increase in the hygiene and industrial maintenance, repair and operations end markets in North America.
•Operating margin of 24.4% decreased 10 basis points primarily driven by higher operating expenses, including employee-related expenses, and higher restructuring expenses, partially offset by favorable price/cost of 140 basis points, benefits from the Company's enterprise initiatives, the favorable impact of a divestiture in the fourth quarter of 2022 and lower intangible asset amortization expense.

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

The results of operations for the Construction Products segment for the first quarter of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$526	$551	(4.6)%	(1.4)%	—%	—%	(3.2)%	(4.6)%
Operating income	$145	$136	6.5%	10.3%	—%	(0.9)%	(2.9)%	6.5%
Operating margin %	27.5%	24.7%	280 bps	290 bps	—	(20) bps	10 bps	280 bps

•Operating revenue declined due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue decreased 1.4% primarily due to a decline in Europe. Product line simplification activities reduced organic revenue by 40 basis points.
◦North American organic revenue increased 0.4% driven by growth in the commercial end markets of 4.7%, partially offset by lower demand in the United States residential end markets of 0.5%.
◦International organic revenue decreased 3.2%. European organic revenue declined 8.5% primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue increased 4.3% primarily due to higher demand in the Australia and New Zealand residential end markets.

•Operating margin of 27.5% increased 280 basis points primarily driven by favorable price/cost of 500 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$423	$452	(6.4)%	(5.0)%	—%	—%	(1.4)%	(6.4)%
Operating income	$109	$120	(9.8)%	(9.1)%	—%	0.1%	(0.8)%	(9.8)%
Operating margin %	25.6%	26.6%	(100) bps	(110) bps	—	—	10 bps	(100) bps

•Operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 5.0%. Consumable sales declined 4.5% primarily due to lower demand in North America and Asia Pacific. Equipment sales decreased 7.3% primarily driven by lower demand in North America and Europe. Product line simplification activities reduced organic revenue by 340 basis points.
◦North American organic revenue decreased 4.4% primarily driven by a decline in the consumer packaging, strength films, specialty films and decorating equipment businesses, partially offset by growth in the ground support equipment and filter medical businesses.
◦International organic revenue decreased 5.9% primarily due to a decline in the Asia Pacific and Europe consumer packaging, appliance, strength films and graphics businesses, partially offset by growth in Europe in the ground support equipment business.
•Operating margin of 25.6% decreased 100 basis points primarily driven by unfavorable operating leverage of 100 basis points, higher employee-related expenses and product mix, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 100 basis points.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense in the first quarter of 2023 increased to $60 million versus $48 million in the first quarter of 2022 primarily due to higher average outstanding commercial paper and higher interest rates, partially offset by the repayment of notes due May 20, 2022. Refer to Note 7. Debt in Item 1. Financial Statements for further information regarding the repayment of notes.
•Other income (expense) was income of $10 million in the first quarter of 2023, a decrease of $4 million compared to the first quarter of 2022 primarily due to higher foreign currency translation losses, partially offset by higher interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of March 31, 2023, the Company had $1.1 billion of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

•internal investments to support organic growth and sustain core businesses;
•payment of an attractive dividend to shareholders; and
•external investments in selective strategic acquisitions that support the Company's organic growth focus and an active stock repurchase program.

The Company believes that, based on its operating revenue, operating margin, free cash flow, and credit ratings, it could readily obtain additional financing, if necessary.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, stock repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
In millions	2023	2022
Net cash provided by operating activities	$728	$323
Additions to plant and equipment	(113)	(74)
Free cash flow	$615	$249

Cash dividends paid	$(400)	$(382)
Repurchases of common stock	(375)	(375)
Acquisition of businesses (excluding cash and equivalents)	—	(2)
Net proceeds from (repayments of) debt with original maturities of three months or less	709	564
Proceeds from debt with original maturities of more than three months	—	357
Repayments of debt with original maturities of more than three months	(138)	(656)
Other, net	21	6
Effect of exchange rate changes on cash and equivalents	3	8
Net increase (decrease) in cash and equivalents	$435	$(231)

Free cash flow was lower in the first quarter of 2022 due to higher working capital investments to support revenue growth, including increased inventory levels to help mitigate supply chain risk and sustain customer service levels.

Stock Repurchase Program

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 6.7 million shares of its common stock at an average price of $158.11 per share during 2019, approximately 4.2 million shares of its common stock at an average price of $167.69 per share during 2020, approximately 4.4 million shares of its common stock at an average price of $227.29 during 2021 and approximately 1.2 million shares of its common stock at an average price of $216.62 in the first quarter of 2022. The 2018 Program was completed in the first quarter of 2022.

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). Under the 2021 Program, the Company repurchased approximately 0.6 million shares of its common stock at an average price of $209.29 in the first quarter of 2022, approximately 1.8 million shares of its common stock at an average price of $205.03 in the second quarter of 2022, approximately 2.4 million shares of its common stock at an average price of $204.54 in the third quarter of 2022, approximately 2.3 million shares of its common stock at an average price of $221.59 in the fourth quarter of 2022, and approximately 1.6 million shares of its common stock at an average price of $233.62 in the first quarter of 2023. As of March 31, 2023, there were approximately $1.1 billion of authorized repurchases remaining under the 2021 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the first quarter of 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
Dollars in millions	2023	2022
Numerator:
Net Income	$714	$662
Interest expense, net of tax (1)	46	37
Other (income) expense, net of tax (1)	(8)	(11)
Operating income after taxes	$752	$688

Denominator:
Invested capital:
Cash and equivalents	$1,143	$1,296
Trade receivables	3,201	3,126
Inventories	2,000	1,883
Net assets held for sale	9	—
Net plant and equipment	1,885	1,795
Goodwill and intangible assets	5,622	5,883
Accounts payable and accrued expenses	(2,103)	(2,237)
Debt	(8,380)	(7,858)
Other, net	(276)	(306)
Total net assets (stockholders' equity)	3,101	3,582
Cash and equivalents	(1,143)	(1,296)
Debt	8,380	7,858
Total invested capital	$10,338	$10,144

Average invested capital (2)	$10,241	$9,966

Net income to average invested capital (3)	27.9%	26.6%
After-tax return on average invested capital (3)	29.4%	27.6%

(1) Effective tax rate used for interest expense and other (income) expense for the three months ended March 31, 2023 and 2022 was 22.6% and 23.1%, respectively.

(2) Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of the periods presented.

(3) Returns for the three months ended March 31, 2023 and 2022 were converted to an annual rate by multiplying the calculated return by 4.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2023 and December 31, 2022 is summarized as follows:

In millions	March 31, 2023	December 31, 2022	Increase/ (Decrease)
Current assets:
Cash and equivalents	$1,143	$708	$435
Trade receivables	3,201	3,171	30
Inventories	2,000	2,054	(54)
Prepaid expenses and other current assets	334	329	5
Assets held for sale	10	8	2
Total current assets	6,688	6,270	418
Current liabilities:
Short-term debt	2,870	1,590	1,280
Accounts payable and accrued expenses	2,103	2,322	(219)
Liabilities held for sale	1	1	—
Other	622	547	75
Total current liabilities	5,596	4,460	1,136
Net working capital	$1,092	$1,810	$(718)

As of March 31, 2023, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

In the U.S., the Company utilizes cash flows from operations to fund domestic cash needs and the Company's capital allocation priorities. This includes operating needs of the U.S. businesses, dividend payments, stock repurchases, acquisitions, servicing of domestic debt obligations, reinvesting to fund expansion of existing U.S. businesses and general corporate needs. The Company may also use its commercial paper program, which is supported by a long-term credit facility, for short-term liquidity needs. The Company believes cash generated by operations and liquidity provided by the Company's commercial paper program will continue to be sufficient to fund cash requirements in the U.S.

Debt

Total debt as of March 31, 2023 and December 31, 2022 was as follows:

In millions	March 31, 2023	December 31, 2022
Short-term debt	$2,870	$1,590
Long-term debt	5,510	6,173
Total debt	$8,380	$7,763

Short-term debt included commercial paper of $1.6 billion and $1.1 billion as of March 31, 2023 and December 31, 2022, respectively. The weighted-average interest rate on commercial paper as of March 31, 2023 and December 31, 2022 was 4.86% and 4.35%, respectively. Short-term debt as of March 31, 2023 also included $699 million related to the 3.50% notes due March 1, 2024, which were reclassified from Long-term debt to Short-term debt in the first quarter of 2023. Additionally, Short-term debt as of March 31, 2023 and December 31, 2022 included $542 million and $535 million, respectively, related to the 1.25% Euro notes due May 22, 2023, which were reclassified from Long-term debt to Short-term debt in the second quarter of 2022.

In 2022, the $568 million of 1.75% Euro notes due May 20, 2022 were redeemed in full at face value on February 22, 2022.

The Company has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of March 31, 2023 or December 31, 2022.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2023 and December 31, 2022 was as follows:

Dollars in millions	March 31, 2023	December 31, 2022
Total debt	$8,380	$7,763

Net income	$3,086	$3,034
Add:
Interest expense	215	203
Other (income) expense	(251)	(255)
Income taxes	817	808
Depreciation	273	276
Amortization and impairment of intangible assets	130	134
EBITDA	$4,270	$4,200
Total debt to EBITDA ratio	2.0	1.8

Stockholders' Equity

The changes to stockholders' equity during the three months ended 2023 were as follows:

In millions
Total stockholders' equity, December 31, 2022	$3,089
Net income	714
Repurchases of common stock	(375)
Dividends declared	(398)
Foreign currency translation adjustments, net of tax	37
Other, net	34
Total stockholders' equity, March 31, 2023	$3,101

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of the COVID-19 pandemic and global supply chain challenges, related government actions and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions including inflation, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and stock repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, the Company's portion of future benefit payments related to pension and other postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) the COVID-19 pandemic and other pandemics or public health crises, related government actions and the Company's strategy in response thereto, (2) weaknesses or downturns in the markets served by the Company, (3) changes or deterioration in international and domestic political and economic conditions, such as the Russia and Ukraine conflict or U.S.-China trade relations and the impact of related economic and other sanctions, (4) the unfavorable impact of foreign currency fluctuations, (5) the Company's enterprise strategy initiatives may not have the desired impact on organic revenue growth, (6) market conditions and cost and availability of financing to fund the Company's stock repurchases, (7) a delay or decrease in the introduction of new products into the Company's product lines, (8) any failure to protect the Company's intellectual property, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (10) raw material price increases and supply shortages or delays, (11) financial market risks to the Company's obligations under its defined benefit pension plans, (12) negative effects of service interruptions, data corruption, cyber-based attacks, security breaches of our technology networks and systems or those of our vendors and third-party service providers, or violations of data privacy laws, (13) the potential negative impact of acquisitions on the Company's profitability and returns, (14) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (15) impact of tax legislation and regulatory action and changing tax rates, (16) potential adverse outcomes in legal proceedings or enforcement actions, (17) uncertainties related to environmental regulation and the physical risks of climate change, (18) potential failure of the Company's employees, agents or business partners to comply with anti-bribery, competition, import/export, trade sanctions, data privacy, human rights and other laws, and (19) increases in inflation or interest rates and the possibility of economic recession. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. These risks are not all-inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2023. Based on such evaluation, the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2023, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2023 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None. The Company's threshold for disclosing environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.

ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. Refer to the description of the Company's risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2022 Annual Report on Form 10-K. There have been no material changes to the risk factors described therein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2018, the Company's Board of Directors authorized a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). The 2018 Program was completed in the first quarter of 2022.

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). As of March 31, 2023, there were approximately $1.1 billion of authorized repurchases remaining under the 2021 Program.

Stock repurchase activity for the first quarter of 2023 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
January 2023	—	$—	—	$1,490
February 2023	0.5	$235.00	0.5	$1,365
March 2023	1.1	$232.94	1.1	$1,115
Total	1.6		1.6

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 4, 2023	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)