Form 10-Q
period 2023-06-30
ILLINOIS TOOL WORKS INC
filed 2023-08-04
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at June 30, 2023: 302,390,322

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2023	2022	2023	2022
Operating Revenue	$4,074	$4,011	$8,093	$7,950
Cost of revenue	2,344	2,392	4,685	4,749
Selling, administrative, and research and development expenses	690	659	1,365	1,311
Amortization and impairment of intangible assets	30	34	61	69
Operating Income	1,010	926	1,982	1,821
Interest expense	(69)	(47)	(129)	(95)
Other income (expense)	20	24	30	38
Income Before Taxes	961	903	1,883	1,764
Income Taxes	207	165	415	364
Net Income	$754	$738	$1,468	$1,400

Net Income Per Share:
Basic	$2.49	$2.37	$4.83	$4.49
Diluted	$2.48	$2.37	$4.81	$4.48

Shares of Common Stock Outstanding During the Period:
Average	303.3	310.6	304.1	311.5
Average assuming dilution	304.2	311.5	305.2	312.6

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Net Income	$754	$738	$1,468	$1,400

Foreign currency translation adjustments, net of tax	(16)	(210)	21	(184)
Pension and other postretirement benefit adjustments, net of tax	—	4	—	9
Other comprehensive income (loss)	(16)	(206)	21	(175)

Comprehensive Income	$738	$532	$1,489	$1,225

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and equivalents	$922	$708
Trade receivables	3,216	3,171
Inventories	1,921	2,054
Prepaid expenses and other current assets	345	329
Assets held for sale	—	8
Total current assets	6,404	6,270

Net plant and equipment	1,901	1,848
Goodwill	4,887	4,864
Intangible assets	708	768
Deferred income taxes	500	494
Other assets	1,252	1,178
	$15,652	$15,422

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,275	$1,590
Accounts payable	590	594
Accrued expenses	1,625	1,728
Cash dividends payable	396	400
Income taxes payable	154	147
Liabilities held for sale	—	1
Total current liabilities	4,040	4,460

Noncurrent Liabilities:
Long-term debt	6,947	6,173
Deferred income taxes	451	484
Noncurrent income taxes payable	151	273
Other liabilities	969	943
Total noncurrent liabilities	8,518	7,873

Stockholders' Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2023 and 2022 Outstanding- 302.4 shares in 2023 and 305.0 shares in 2022	6	6
Additional paid-in-capital	1,550	1,501
Retained earnings	26,473	25,799
Common stock held in treasury	(23,116)	(22,377)
Accumulated other comprehensive income (loss)	(1,820)	(1,841)
Noncontrolling interest	1	1
Total stockholders' equity	3,094	3,089
	$15,652	$15,422

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months ended June 30, 2023
Balance at March 31, 2023	$6	$1,526	$26,115	$(22,743)	$(1,804)	$1	$3,101
Net income	—	—	754	—	—	—	754
Common stock issued for stock-based compensation	—	6	—	6	—	—	12
Stock-based compensation expense	—	18	—	—	—	—	18
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(4)	—	—	(4)
Dividends declared ($1.31 per share)	—	—	(396)	—	—	—	(396)
Other comprehensive income (loss)	—	—	—	—	(16)	—	(16)
Balance at June 30, 2023	$6	$1,550	$26,473	$(23,116)	$(1,820)	$1	$3,094

Three Months Ended June 30, 2022
Balance at March 31, 2022	$6	$1,447	$24,607	$(21,008)	$(1,471)	$1	$3,582
Net income	—	—	738	—	—	—	738
Common stock issued for stock-based compensation	—	—	—	1	—	—	1
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Dividends declared ($1.22 per share)	—	—	(378)	—	—	—	(378)
Other comprehensive income (loss)	—	—	—	—	(206)	—	(206)
Balance at June 30, 2022	$6	$1,464	$24,967	$(21,382)	$(1,677)	$1	$3,379

Six Months Ended June 30, 2023
Balance at December 31, 2022	$6	$1,501	$25,799	$(22,377)	$(1,841)	$1	$3,089
Net income	—	—	1,468	—	—	—	1,468
Common stock issued for stock-based compensation	—	14	—	17	—	—	31
Stock-based compensation expense	—	35	—	—	—	—	35
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Excise tax on repurchases of common stock	—	—	—	(6)	—	—	(6)
Dividends declared ($2.62 per share)	—	—	(794)	—	—	—	(794)
Other comprehensive income (loss)	—	—	—	—	21	—	21
Balance at June 30, 2023	$6	$1,550	$26,473	$(23,116)	$(1,820)	$1	$3,094

Six Months Ended June 30, 2022
Balance at December 31, 2021	$6	$1,432	$24,325	$(20,636)	$(1,502)	$1	$3,626
Net income	—	—	1,400	—	—	—	1,400
Common stock issued for stock-based compensation	—	(1)	—	4	—	—	3
Stock-based compensation expense	—	33	—	—	—	—	33
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Dividends declared ($2.44 per share)	—	—	(758)	—	—	—	(758)
Other comprehensive income (loss)	—	—	—	—	(175)	—	(175)
Balance at June 30, 2022	$6	$1,464	$24,967	$(21,382)	$(1,677)	$1	$3,379

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2023	2022
Cash Provided by (Used for) Operating Activities:
Net income	$1,468	$1,400
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	138	140
Amortization and impairment of intangible assets	61	69
Change in deferred income taxes	(5)	(60)
Provision for uncollectible accounts	4	3
(Income) loss from investments	(7)	(5)
(Gain) loss on sale of plant and equipment	(2)	(1)
(Gain) loss on sale of operations and affiliates	—	—
Stock-based compensation expense	35	33
Other non-cash items, net	(5)	1
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(42)	(396)
Inventories	140	(374)
Prepaid expenses and other assets	(26)	(1)
Increase (decrease) in-
Accounts payable	(4)	124
Accrued expenses and other liabilities	(105)	(27)
Income taxes	(131)	(81)
Other, net	(1)	(1)
Net cash provided by operating activities	1,518	824
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	(2)
Additions to plant and equipment	(198)	(155)
Proceeds from investments	7	7
Proceeds from sale of plant and equipment	5	5
Proceeds from sales of operations and affiliates	7	—
Other, net	(1)	(1)
Net cash provided by (used for) investing activities	(180)	(146)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(798)	(762)
Issuance of common stock	40	17
Repurchases of common stock	(750)	(750)
Net proceeds from (repayments of) debt with original maturities of three months or less	(342)	635
Proceeds from debt with original maturities of more than three months	1,425	454
Repayments of debt with original maturities of more than three months	(678)	(863)
Other, net	(14)	(15)
Net cash provided by (used for) financing activities	(1,117)	(1,284)
Effect of Exchange Rate Changes on Cash and Equivalents	(7)	(42)
Cash and Equivalents:
Increase (decrease) during the period	214	(648)
Beginning of period	708	1,527
End of period	$922	$879
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$141	$113
Cash Paid During the Period for Income Taxes, Net of Refunds	$550	$506

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

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. On October 3, 2022, the business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. On December 1, 2022, the business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the three and six months ended June 30, 2022 was $34 million and $63 million, respectively.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. Assets and liabilities held for sale related to this business were $8 million and $1 million, respectively, as of December 31, 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the six months ended June 30, 2023, and $10 million and $19 million for the three and six months ended June 30, 2022, respectively. There was no operating revenue related to this business included in the Company's results of operations for the three months ended June 30, 2023.

(3)    Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Automotive OEM	$826	$711	$1,622	$1,471
Food Equipment	654	614	1,289	1,180
Test & Measurement and Electronics	700	696	1,403	1,381
Welding	490	486	983	936
Polymers & Fluids	459	496	906	977
Construction Products	526	565	1,052	1,116
Specialty Products	423	447	846	899
Intersegment revenue	(4)	(4)	(8)	(10)
Total operating revenue	$4,074	$4,011	$8,093	$7,950

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended June 30, 2023 and 2022 was 21.4% and 18.3%, respectively, and 22.0% and 20.7% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 included a discrete income tax benefit of $20 million related to amended 2021 U.S. taxes. The effective tax rate for the three and six months ended June 30, 2022 included a discrete income tax benefit of $51 million related to a decrease in unrecognized tax benefits resulting from the resolution of a U.S. tax audit. Additionally, the effective tax rates for 2023 and 2022 included discrete income tax benefits related to excess tax benefits from stock-based compensation of $4 million and $1 million for the three months ended June 30, 2023 and 2022, respectively, and $17 million and $8 million for the six months ended June 30, 2023 and 2022, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $45 million related predominantly to the potential resolution of income tax examinations. The Company has recorded its best estimate of the potential exposure for these issues.

(5)    Inventories

Inventories as of June 30, 2023 and December 31, 2022 were as follows:

In millions	June 30, 2023	December 31, 2022
Raw material	$808	$887
Work-in-process	248	228
Finished goods	976	1,050
LIFO reserve	(111)	(111)
Total inventories	$1,921	$2,054

(6)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$9	$12	$1	$1	$18	$24	$2	$3
Interest cost	23	12	6	4	46	25	12	7
Expected return on plan assets	(32)	(25)	(6)	(7)	(64)	(52)	(11)	(13)
Amortization of actuarial loss (gain)	1	6	(1)	(1)	2	13	(2)	(2)
Total net periodic benefit cost (income)	$1	$5	$—	$(3)	$2	$10	$1	$(5)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $14 million to its pension plans and $4 million to its other postretirement benefit plans in 2023. As of June 30, 2023, contributions of $5 million to pension plans and $2 million to other postretirement benefit plans have been made.

(7)    Debt

Total debt as of June 30, 2023 and December 31, 2022 was as follows:

In millions	June 30, 2023	December 31, 2022
Short-term debt	$1,275	$1,590
Long-term debt	6,947	6,173
Total debt	$8,222	$7,763

Short-term debt included commercial paper of $575 million and $1.1 billion as of June 30, 2023 and December 31, 2022, respectively. The weighted-average interest rate on commercial paper as of June 30, 2023 and December 31, 2022 was 5.27% and 4.35%, respectively. Short-term debt as of June 30, 2023 also included $699 million related to the 3.50% notes due March 1, 2024, which were reclassified from Long-term debt to Short-term debt in the first quarter of 2023. Additionally, Short-term debt as of December 31, 2022 included $535 million related to the 1.25% Euro notes due May 22, 2023, which were repaid on the due date.

In 2022, the $568 million of 1.75% Euro notes due May 20, 2022 were redeemed in full at face value on February 22, 2022.

On May 5, 2023, the Company entered into a Euro-denominated credit agreement (the “Euro Credit Agreement”) with a termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. Under the Euro Credit Agreement, the Company may borrow up to €1.3 billion. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months.

On May 12, 2023, the Company borrowed €1.3 billion under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. As of June 30, 2023, the Company had $1.4 billion outstanding under the Euro Credit Agreement with an interest rate of 4.01%, which was included in Long-term debt as the Company intends to exercise its options to extend the termination date.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of June 30, 2023 or December 31, 2022.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2023 and December 31, 2022 were as follows:

In millions	June 30, 2023	December 31, 2022
Fair value	$7,231	$6,228
Carrying value	7,647	6,708

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(8)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Beginning balance	$(1,804)	$(1,471)	$(1,841)	$(1,502)

Foreign currency translation adjustments during the period	(20)	(167)	7	(118)
Income taxes	4	(43)	14	(66)
Total foreign currency translation adjustments, net of tax	(16)	(210)	21	(184)

Pension and other postretirement benefit adjustments reclassified to income	—	5	—	11
Income taxes	—	(1)	—	(2)
Total pension and other postretirement benefit adjustments, net of tax	—	4	—	9

Ending balance	$(1,820)	$(1,677)	$(1,820)	$(1,677)

Pension and other postretirement benefit adjustments reclassified to income related to the amortization of actuarial gains and losses. Refer to Note 6. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015, the €1.6 billion of Euro notes issued in June 2019 and the €1.3 billion 2023 term loan under the Euro Credit Agreement as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full and on May 22, 2023, €500 million of the Euro notes issued in May 2015 were repaid on the due date. Refer to Note 7. Debt for additional information regarding the redemption and repayment of these notes. The carrying values of the outstanding 2019, 2015 and 2014 Euro notes and 2023 Euro term loan as of June 30, 2023 were $1.7 billion, $542 million, $536 million, and $1.4 billion, respectively. The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a loss of $17 million for the three months ended June 30, 2023, a gain of $179 million for the three months ended June 30, 2022, a loss of $58 million for the six months ended June 30, 2023 and a gain of $273 million for the six months ended June 30, 2022.

As of June 30, 2023 and 2022, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.5 billion in both periods, and after-tax unrecognized pension and other postretirement benefit costs of $293 million and $187 million, respectively.

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

ENTERPRISE STRATEGY: 2012-2022

In late 2012, ITW began its strategic framework transitioning the Company to fully leverage the unique and powerful set of capabilities and operating practices of the ITW Business Model. The Company undertook a complete review of its performance, focusing on its businesses delivering consistent above-market growth with best-in-class margins and returns, and developing a strategy to replicate that performance across its operations. ITW determined that solid and consistent above-market organic growth is the core growth engine to deliver world-class financial performance and compelling long-term returns for its shareholders.

Key initiatives in the Company’s enterprise strategy included portfolio management, business structure simplification, strategic sourcing and the diligent re-application of ITW’s proprietary 80/20 Front-to-Back process.

•As part of the Portfolio Management initiative, ITW exited businesses that were operating in commoditized market spaces and prioritized sustainable differentiation as a must-have requirement for all ITW businesses. This process included both divesting entire businesses and exiting commoditized product lines and customers inside otherwise highly differentiated ITW divisions.

•Business Structure Simplification was implemented to simplify and scale up ITW's operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 84 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

•The Strategic Sourcing initiative established sourcing as a core strategic and operational capability at ITW, delivering an average of one percent reduction in spend each year from 2013 through 2022 and continues to be a key contributor to the Company's ongoing enterprise strategy.

•With the initial portfolio realignment and scale-up work largely completed, the Company shifted its focus to preparing for and accelerating organic growth, reapplying the 80/20 Front-to-Back process to optimize its scaled-up divisions for growth, first, to build a foundation of operational excellence, and second, to identify the best opportunities to drive organic growth.

Since implementing the Company’s enterprise strategy in 2012, the Company has demonstrated the compelling performance potential of the ITW Business Model and superior 80/20 management, resulting in meaningful incremental improvement in margins and returns as evidenced by the Company’s operating margin and after-tax return on invested capital. At the same time, these 80/20 initiatives can also result in restructuring initiatives that reduce costs and improve profitability and returns.

OUR NEXT PHASE: 2023-2030

ITW’s enterprise strategy framework has evolved every year since it was launched in late 2012 and it will continue to evolve. With the “heavy lifting” essentially completed in the last decade, the Company is focused on two key priorities:

1.Execute on ITW's growth agenda, with consistent high-quality organic growth at the enterprise level, and high-quality acquisitions that extend ITW's long-term organic growth potential.

2.Sustain foundational strengths the Company has built over the past decade, including high-quality ITW Business Model practice throughout the Company, and the quality/depth of ITW’s leadership bench and pipeline.

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

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. On October 3, 2022, the business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. On December 1, 2022, the business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the three and six months ended June 30, 2022 was $34 million and $63 million, respectively.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. Assets and liabilities held for sale related to this business were $8 million and $1 million, respectively, as of December 31, 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the six months ended June 30, 2023, and $10 million and $19 million for the three and six months ended June 30, 2022, respectively. There was no operating revenue related to this business included in the Company's results of operations for the three months ended June 30, 2023. Refer to Note 2. Divestitures in Item 1. Financial Statements for further information regarding the Company's divestitures.

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

CONSOLIDATED RESULTS OF OPERATIONS

Starting in early 2020, the COVID-19 pandemic and the measures taken to reduce its spread negatively impacted the global economy and caused significant disruptions in the Company's global operations as COVID-19 spread and impacted the countries in which the Company operates and the markets the Company serves.

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

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $22 million as of June 30, 2023. The revenue for these subsidiaries for the three and six months ended June 30, 2023 was approximately $7 million and $13 million, respectively. These subsidiaries are not material to the Company’s results of operations or financial position.

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. On October 3, 2022, the business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. On December 1, 2022, the business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the three and six months ended June 30, 2022 was $34 million and $63 million, respectively.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. Assets and liabilities held for sale related to this business were $8 million and $1 million, respectively, as of December 31, 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the six months ended June 30, 2023, and $10 million and $19 million for the three and six months ended June 30, 2022, respectively. There was no operating revenue related to this business included in the Company's results of operations for the three months ended June 30, 2023. Refer to Note 2. Divestitures in Item 1. Financial Statements for further information regarding the Company's divestitures.

In a challenging and dynamic environment, the Company delivered strong financial results in the second quarter and year-to-date periods of 2023 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model. The Company generated operating revenue growth of 1.6 percent and 1.8 percent in the second quarter and year-to-date periods of 2023, respectively, with organic revenue growth of 3.0 percent and 4.1 percent, respectively. Operating income was $1.0 billion in the second quarter and $2.0 billion in the year-to-date period of 2023. Operating margin was 24.8 percent and 24.5 percent in the second quarter and year-to-date periods of 2023, respectively.

The Company's consolidated results of operations for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,074	$4,011	1.6%	3.0%	(1.1)%	—%	(0.3)%	1.6%
Operating income	$1,010	$926	9.0%	10.2%	(0.7)%	(0.1)%	(0.4)%	9.0%
Operating margin %	24.8%	23.1%	170 bps	160 bps	10 bps	—	—	170 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$8,093	$7,950	1.8%	4.1%	(0.9)%	—%	(1.4)%	1.8%
Operating income	$1,982	$1,821	8.8%	10.8%	(0.6)%	0.1%	(1.5)%	8.8%
Operating margin %	24.5%	22.9%	160 bps	150 bps	10 bps	—	—	160 bps

•Operating revenue increased in the second quarter and year-to-date periods due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation and the impact of divestiture activity in the second quarter of 2023 and the fourth quarter of 2022.
•Organic revenue grew 3.0% and 4.1% in the second quarter and year-to-date periods, respectively, as growth in four segments was partially offset by a decline in the Construction Products, Specialty Products and Polymers & Fluids segments. Product line simplification activities reduced organic revenue by 40 basis points in the second quarter and 50 basis points in the year-to-date period.
◦North American organic revenue was flat in the second quarter as growth in the Food Equipment, Automotive OEM and Polymers & Fluids segments was offset by a decline in the Specialty Products, Test & Measurement and Electronics, Construction Products and Welding segments. In the year-to-date period, organic revenue grew 2.6% as growth in four segments was partially offset by a decline in the Specialty Products, Construction Products and Test & Measurement and Electronics segments.
◦Europe, Middle East and Africa organic revenue increased 5.4% in the second quarter as growth in four segments was partially offset by a decline in the Construction Products, Polymers & Fluids and Welding

segments. In the year-to-date period, organic revenue increased 5.9% as growth in five segments was partially offset by a decline in the Construction Products and Polymers & Fluids segments.
◦Asia Pacific increased 11.0% in the second quarter due to growth in four segments, partially offset by a decline in the Construction Products, Test & Measurement and Electronics and Specialty Products segments. In the year-to-date period, organic revenue grew 6.4% due to growth in five segments, partially offset by a decline in the Specialty Products and Food Equipment segments. Organic revenue in China increased 22.4% in the second quarter due to an increase in five segments, partially offset by a decline in the Food Equipment and Specialty Products segments. In the year-to-date period, China organic revenue increased 7.1% as growth in four segments was partially offset by a decline in the Specialty Products, Food Equipment and Polymers & Fluids segments.
•Operating income of $1.0 billion and $2.0 billion in the second quarter and year-to-date periods increased 9.0% and 8.8%, respectively, compared to the prior year primarily due to higher organic revenue, partially offset by unfavorable foreign currency translation and the impact of divestiture activity in the second quarter of 2023 and the fourth quarter of 2022.
•Operating margin was 24.8% in the second quarter. The increase of 170 basis points was primarily due to favorable price/cost of 260 basis points, benefits from the Company's enterprise initiatives of 130 basis points and positive operating leverage of 60 basis points, partially offset by higher operating expenses, including employee-related expenses.
•In the year-to-date period, operating margin of 24.5% increased 160 basis points primarily driven by favorable price/cost of 230 basis points, benefits from the Company's enterprise initiatives of 120 basis points and positive operating leverage of 90 basis points, partially offset by higher operating expenses, including employee-related expenses.
•The Company's effective tax rate for the second quarter of 2023 and 2022 was 21.4% and 18.3%, respectively, and 22.0% and 20.7% for the year-to-date periods of 2023 and 2022, respectively. The effective tax rate for the second quarter and year-to-date periods of 2023 included a discrete income tax benefit of $20 million related to amended 2021 U.S. taxes. The effective tax rate for the second quarter and year-to-date periods of 2022 included a discrete income tax benefit of $51 million related to a decrease in unrecognized tax benefits resulting from the resolution of a U.S. tax audit. Additionally, the effective tax rates for 2023 and 2022 included discrete income tax benefits related to excess tax benefits from stock-based compensation of $4 million and $1 million for the second quarter of 2023 and 2022, respectively, and $17 million and $8 million for the year-to-date period of 2023 and 2022, respectively.
•Diluted earnings per share (EPS) of $2.48 for the second quarter and $4.81 for the year-to-date period of 2023 increased 4.6% and 7.4%, respectively. Excluding the favorable impact of the second quarter 2023 discrete income tax benefit of $0.07 related to amended 2021 U.S. taxes and the second quarter 2022 discrete income tax benefit of $0.16 related to the resolution of a U.S. tax audit, EPS increased 9.0% in the second quarter and 9.7% in the year-to-date period.
•The Company repurchased approximately 1.6 million and 3.2 million shares of its common stock in the second quarter and year-to-date periods of 2023, respectively, for approximately $375 million and $750 million, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2023	2022	2023	2022	2023	2022	2023	2022
Automotive OEM	$826	$711	$139	$101	$1,622	$1,471	$267	$239
Food Equipment	654	614	182	152	1,289	1,180	351	278
Test & Measurement and Electronics	700	696	162	157	1,403	1,381	334	306
Welding	490	486	167	142	983	936	324	281
Polymers & Fluids	459	496	119	125	906	977	228	243
Construction Products	526	565	154	156	1,052	1,116	299	292
Specialty Products	423	447	109	121	846	899	218	241
Intersegment revenue	(4)	(4)	—	—	(8)	(10)	—	—
Unallocated	—	—	(22)	(28)	—	—	(39)	(59)
Total	$4,074	$4,011	$1,010	$926	$8,093	$7,950	$1,982	$1,821

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$826	$711	16.2%	16.3%	—%	—%	(0.1)%	16.2%
Operating income	$139	$101	36.2%	25.0%	—%	11.9%	(0.7)%	36.2%
Operating margin %	16.8%	14.3%	250 bps	110 bps	—	150 bps	(10) bps	250 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,622	$1,471	10.3%	11.9%	—%	—%	(1.6)%	10.3%
Operating income	$267	$239	11.4%	5.4%	—%	8.2%	(2.2)%	11.4%
Operating margin %	16.4%	16.3%	10 bps	(100) bps	—	120 bps	(10) bps	10 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 16.3% and 11.9% in the second quarter and year-to-date periods, respectively, compared to worldwide auto builds which grew 16% in the second quarter and 11% in the year-to-date period. Product line simplification activities reduced organic revenue by 50 basis points in the second quarter and 40 basis points in the year-to-date period primarily in North America.
◦North American organic revenue increased 2.9% and 3.0% in the second quarter and year-to-date periods, respectively, compared to North American auto builds which grew 15% in the second quarter and 12% in the year-to-date period primarily due to customer mix and product line simplification.
◦European organic revenue grew 18.2% and 16.9% in the second quarter and year-to-date periods, respectively, compared to European auto builds which increased 14% in the second quarter and 16% in the year-to-date period.
◦Asia Pacific organic revenue increased 39.0% and 20.5% in the second quarter and year-to-date periods, respectively. China organic revenue grew 51.3% and 19.1% in the second quarter and year-to-date periods, respectively, versus China auto builds which increased 20% in the second quarter and 7% in the year-to-date period. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, increased 7% in the second quarter and decreased 2% in the year-to-date period.
•Operating margin was 16.8% in the second quarter. The increase of 250 basis points was primarily due to positive operating leverage of 320 basis points, favorable price/cost of 180 basis points, benefits from the Company's enterprise initiatives and lower restructuring expenses, partially offset by higher operating expenses, including employee-related expenses and continued investment in the business, and product mix.
•In the year-to-date period, operating margin of 16.4% increased 10 basis points primarily driven by positive operating leverage of 230 basis points, benefits from the Company's enterprise initiatives, lower restructuring expenses and favorable price/cost of 90 basis points, partially offset by higher operating expenses, including employee-related expenses and continued investment in the business, and product mix.

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

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$654	$614	6.3%	6.9%	(1.0)%	—%	0.4%	6.3%
Operating income	$182	$152	19.6%	19.2%	(0.2)%	—%	0.6%	19.6%
Operating margin %	27.8%	24.7%	310 bps	280 bps	30 bps	—	—	310 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,289	$1,180	9.2%	11.3%	(1.1)%	—%	(1.0)%	9.2%
Operating income	$351	$278	26.2%	28.0%	(0.4)%	(0.5)%	(0.9)%	26.2%
Operating margin %	27.2%	23.6%	360 bps	350 bps	20 bps	(10) bps	—	360 bps

•Operating revenue grew in the second quarter primarily due to higher organic revenue, partially offset by the impact of a divestiture in the fourth quarter of 2022. Operating revenue grew in the year-to-date period due to higher organic revenue, partially offset by the impact of a divestiture in the fourth quarter of 2022 and the unfavorable effect of foreign currency translation.
•Operating revenue in the second quarter and year-to-date periods of 2022 included approximately $6 million and $13 million, respectively, related to the business divested in the fourth quarter of 2022.
•Organic revenue increased 6.9% in the second quarter as equipment and service organic revenue grew 3.1% and 16.2%, respectively. In the year-to-date period, organic revenue increased 11.3% as equipment and service organic revenue grew 8.8% and 17.4%, respectively.
◦North American organic revenue increased 8.5% in the second quarter and 14.5% in the year-to-date period. Equipment organic revenue grew 5.4% in the second quarter and 14.2% in the year-to-date period with growth in the restaurant and institutional end markets, partially offset by a decline in the food retail end market. Service organic revenue increased 15.3% and 16.0% in the second quarter and year-to-date periods, respectively.
◦International organic revenue increased 4.7% and 6.6% in the second quarter and year-to-date periods, respectively. Equipment organic revenue was flat in the second quarter as higher demand in the European warewash and refrigeration end markets was offset by lower demand in Asia Pacific. In the year-to-date period, equipment organic revenue grew 1.6% primarily due to higher demand in the European warewash and refrigeration end markets, partially offset by lower demand in Asia Pacific. Service organic revenue increased 18.1% and 20.0% in the second quarter and year-to-date periods, respectively.
•Operating margin was 27.8% in the second quarter. The increase of 310 basis points was primarily due to favorable price/cost of 270 basis points, positive operating leverage of 140 basis points, benefits from the Company's enterprise initiatives and the favorable impact of a divestiture in the fourth quarter of 2022, partially offset by higher operating expenses, including employee-related expenses.

•In the year-to-date period, operating margin of 27.2% increased 360 basis points primarily driven by favorable price/cost of 280 basis points, positive operating leverage of 210 basis points, benefits from the Company's enterprise initiatives and the favorable impact of a divestiture in the fourth quarter of 2022, partially offset by higher operating expenses, including employee-related expenses.

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$700	$696	0.7%	1.1%	—%	—%	(0.4)%	0.7%
Operating income	$162	$157	3.5%	5.2%	—%	(1.0)%	(0.7)%	3.5%
Operating margin %	23.2%	22.5%	70 bps	100 bps	—	(30) bps	—	70 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,403	$1,381	1.6%	3.3%	—%	—%	(1.7)%	1.6%
Operating income	$334	$306	9.2%	11.8%	—%	(0.7)%	(1.9)%	9.2%
Operating margin %	23.8%	22.2%	160 bps	180 bps	—	(20) bps	—	160 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 1.1% in the second quarter and 3.3% in the year-to-date period.
◦Organic revenue for the test and measurement businesses increased 10.1% in the second quarter and 11.0% in the year-to-date period primarily driven by the impact of a stronger capital spending environment, growth in the MTS Test & Simulation business and higher demand in the automotive, defense and oil and gas end markets, partially offset by lower semiconductor demand in North America. Instron, where demand is more closely tied to the capital spending environment, had organic revenue growth of 30.2% and 26.1% in the second quarter and year-to-date periods, respectively.
◦Electronics organic revenue decreased 12.7% and 8.4% in the second quarter and year-to-date periods, respectively, primarily due to a decline in the consumer electronics and semiconductor end markets. The electronics assembly businesses decreased 20.3% in the second quarter and 13.4% in the year-to-date period primarily due to lower demand in North America and Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, decreased 8.8% and 5.7% in the second quarter and year-to-date periods, respectively, primarily due to lower demand in the semiconductor end market, partially offset by higher demand in the automotive end market.
•Operating margin was 23.2% in the second quarter. The increase of 70 basis points was primarily due to favorable price/cost of 210 basis points, benefits from the Company's enterprise initiatives, positive operating leverage of 30 basis points and lower intangible asset amortization expense, partially offset by higher operating expenses, including employee-related expenses.
•In the year-to-date period, operating margin of 23.8% increased 160 basis points primarily driven by favorable price/cost of 150 basis points, benefits from the Company's enterprise initiatives, positive operating leverage of 80 basis points and lower intangible asset amortization expense, partially offset by higher operating expenses, including employee-related expenses.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and construction, energy, MRO, industrial capital goods and automotive original equipment manufacturers and tiers markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$490	$486	0.7%	0.7%	—%	—%	—%	0.7%
Operating income	$167	$142	16.8%	16.6%	—%	(0.2)%	0.4%	16.8%
Operating margin %	33.9%	29.3%	460 bps	460 bps	—	—	—	460 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$983	$936	5.0%	5.3%	—%	—%	(0.3)%	5.0%
Operating income	$324	$281	15.1%	15.1%	—%	(0.2)%	0.2%	15.1%
Operating margin %	32.9%	30.0%	290 bps	290 bps	—	—	—	290 bps

•Operating revenue grew in the second quarter and year-to-date periods primarily due to higher organic revenue.
•Organic revenue increased 0.7% in the second quarter, which had a challenging comparable in the prior year second quarter of 22.1% growth. In the second quarter, consumables grew 2.2%, partially offset by a decline in equipment of 0.2%. In the year-to-date period, organic revenue increased 5.3%, which had a challenging comparable in the prior year of 17.5% growth. Consumables grew 6.3% and equipment increased 4.6% in the year-to-date period. In both the second quarter and year-to-date periods, organic revenue grew primarily due to higher demand in the industrial end markets related to heavy equipment for the agriculture, infrastructure and oil and gas end markets.
◦North American organic revenue was essentially flat in the second quarter as a decline in the commercial end markets of 8.6% was offset by growth in the industrial end markets of 5.2%. In the year-to-date period, organic revenue grew 4.7% driven by growth in the industrial end markets of 10.9%, partially offset by a decline in the commercial end markets of 5.4%.
◦International organic revenue grew 4.8% in the second quarter and 8.5% in the year-to-date period primarily due to higher equipment demand in the oil and gas end markets.
•Operating margin was 33.9% in the second quarter. The increase of 460 basis points was primarily due to favorable price/cost of 440 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses.
•In the year-to-date period, operating margin of 32.9% increased 290 basis points primarily driven by favorable price/cost of 370 basis points, benefits from the Company's enterprise initiatives and positive operating leverage of 80 basis points, partially offset by higher operating expenses, including employee-related expenses.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$459	$496	(7.6)%	(0.5)%	(5.7)%	—%	(1.4)%	(7.6)%
Operating income	$119	$125	(4.4)%	5.0%	(4.6)%	(2.8)%	(2.0)%	(4.4)%
Operating margin %	25.9%	25.1%	80 bps	140 bps	30 bps	(70) bps	(20) bps	80 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$906	$977	(7.3)%	(0.3)%	(5.1)%	—%	(1.9)%	(7.3)%
Operating income	$228	$243	(6.0)%	2.4%	(3.8)%	(2.0)%	(2.6)%	(6.0)%
Operating margin %	25.2%	24.8%	40 bps	70 bps	30 bps	(40) bps	(20) bps	40 bps

•Operating revenue declined in the second quarter and year-to-date periods due to the impact of a divestiture in the fourth quarter of 2022, the unfavorable effect of foreign currency translation and lower organic revenue.
•Operating revenue in the second quarter and year-to-date periods of 2022 included approximately $28 million and $50 million, respectively, related to the business divested in the fourth quarter of 2022.
•Organic revenue decreased 0.5% and 0.3% in the second quarter and year-to-date periods, respectively, as a decline in Europe was partially offset by growth in North America and Asia Pacific. Product line simplification activities reduced organic revenue by 90 basis points in the second quarter and 80 basis points in the year-to-date period.
◦Organic revenue for the automotive aftermarket businesses increased 1.4% in the second quarter primarily due to an increase in the car care and tire repair businesses in North America, partially offset by a decline in the body repair and engine repair businesses in North America. In the year-to-date period, organic revenue was essentially flat as growth in the North America engine repair and European tire repair and additives businesses was offset by a decline in the North America body repair, car care and tire repair businesses.
◦Organic revenue for the fluids businesses declined 1.2% in the second quarter and was essentially flat in the year-to-date period driven by lower demand in North America primarily due to a decrease in the health and hygiene end markets, partially offset by growth in the industrial maintenance, repair and operations end market.
◦Organic revenue for the polymers businesses decreased 2.5% and 0.9% in the second quarter and year-to-date periods, respectively, due to a decline in Europe, partially offset by growth in North America and Asia Pacific. Demand in Europe was negatively impacted by the wind and industrial end markets.
•Operating margin was 25.9% in the second quarter. The increase of 80 basis points was primarily due to favorable price/cost of 200 basis points, benefits from the Company's enterprise initiatives, the favorable impact of a divestiture in the fourth quarter of 2022 and lower intangible asset amortization expense, partially offset by higher operating expenses, including employee-related expenses, and higher restructuring expenses.

•In the year-to-date period, operating margin of 25.2% increased 40 basis points primarily driven by favorable price/cost of 170 basis points, benefits from the Company's enterprise initiatives, the favorable impact of a divestiture in the fourth quarter of 2022 and lower intangible asset amortization expense, partially offset by higher operating expenses, including employee-related expenses, and higher restructuring expenses.

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

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$526	$565	(6.8)%	(5.7)%	—%	—%	(1.1)%	(6.8)%
Operating income	$154	$156	(1.2)%	1.9%	—%	(2.1)%	(1.0)%	(1.2)%
Operating margin %	29.3%	27.6%	170 bps	230 bps	—	(60) bps	—	170 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,052	$1,116	(5.7)%	(3.6)%	—%	—%	(2.1)%	(5.7)%
Operating income	$299	$292	2.4%	5.8%	—%	(1.6)%	(1.8)%	2.4%
Operating margin %	28.4%	26.2%	220 bps	250 bps	—	(40) bps	10 bps	220 bps

•Operating revenue declined in the second quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 5.7% and 3.6% in the second quarter and year-to-date periods, respectively, primarily due to a decline in Europe and North America. Product line simplification activities reduced organic revenue by 30 basis points in the second quarter and 40 basis points in the year-to-date period.
◦North American organic revenue declined 2.6% in the second quarter and 1.1% in the year-to-date period due to lower demand in the residential and commercial end markets. Organic revenue in the United States residential end market declined 1.9% and 1.2% in the second quarter and year-to-date periods, respectively, and the commercial end market decreased 5.2% in the second quarter and 0.7% in the year-to-date period. Organic revenue in Canada declined 9.2% and 3.9% in the second quarter and year-to-date periods, respectively.
◦International organic revenue decreased 8.9% in the second quarter and 6.0% in the year-to-date period. European organic revenue declined 13.5% in the second quarter and 10.9% in the year-to-date period primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue declined 3.1% in the second quarter primarily due to lower demand in the Australia and New Zealand residential end markets. In the year-to-date period, Asia Pacific organic revenue grew 0.5% driven by higher demand in China, partially offset by a decline in the Australia and New Zealand residential end markets primarily in the second quarter.
•Operating margin was 29.3% in the second quarter. The increase of 170 basis points was primarily due to favorable price/cost of 440 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses, unfavorable operating leverage of 90 basis points and higher restructuring expenses.

•In the year-to-date period, operating margin of 28.4% increased 220 basis points primarily driven by favorable price/cost of 470 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses, unfavorable operating leverage of 60 basis points and higher restructuring expenses.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$423	$447	(5.4)%	(3.6)%	(2.3)%	—%	0.5%	(5.4)%
Operating income	$109	$121	(8.6)%	(5.5)%	(0.1)%	(3.6)%	0.6%	(8.6)%
Operating margin %	26.0%	26.9%	(90) bps	(60) bps	60 bps	(90) bps	—	(90) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$846	$899	(5.9)%	(4.3)%	(1.1)%	—%	(0.5)%	(5.9)%
Operating income	$218	$241	(9.2)%	(7.3)%	(0.1)%	(1.8)%	—%	(9.2)%
Operating margin %	25.8%	26.8%	(100) bps	(90) bps	30 bps	(40) bps	—	(100) bps

•Operating revenue declined in the second quarter and year-to-date periods primarily due to lower organic revenue and the impact of a divestiture in the second quarter of 2023.
•The Company divested a business on April 3, 2023, and there was no operating revenue for this business in the second quarter and $9 million in the year-to-date period of 2023. In the second quarter and year-to-date periods of 2022, operating revenue included approximately $10 million and $19 million, respectively, related to the divested business.
•Organic revenue decreased 3.6% and 4.3% in the second quarter and year-to-date periods, respectively. Consumable sales declined 8.7% in the second quarter and 6.6% in the year-to-date period due to lower demand in all major regions. Equipment sales increased 23.4% and 7.3% in the second quarter and year-to-date periods, respectively, primarily driven by higher demand in Europe. Product line simplification activities reduced organic revenue by 100 basis points in the second quarter and 220 basis points in the year-to-date period.
◦North American organic revenue decreased 6.7% and 5.5% in the second quarter and year-to-date periods, respectively, primarily driven by a decline in the consumer packaging, strength films, specialty films and decorating equipment businesses, partially offset by growth in the ground support equipment and filter medical businesses.
◦International organic revenue increased 3.8% in the second quarter primarily due to growth in Europe in the ground support equipment and consumer packaging businesses, partially offset by a decline in the appliance businesses. In the year-to-date period, organic revenue declined 1.2% primarily due to a decrease in Europe and Asia Pacific in the strength films, graphics and decorating equipment businesses, partially offset by growth in the ground support equipment business in Europe.

•Operating margin was 26.0% in the second quarter. The decrease of 90 basis points was primarily due to unfavorable operating leverage of 80 basis points, higher employee-related expenses, product mix and higher restructuring expenses, partially offset by benefits from the Company's enterprise initiatives, the favorable impact of a divestiture in the second quarter of 2023 and favorable price/cost of 100 basis points.
•In the year-to-date period, operating margin of 25.8% decreased 100 basis points primarily driven by unfavorable operating leverage of 90 basis points, higher employee-related expenses, product mix and higher restructuring expenses, partially offset by benefits from the Company's enterprise initiatives, the favorable impact of a divestiture in the second quarter of 2023 and favorable price/cost of 100 basis points.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $69 million and $129 million in the second quarter and year-to-date periods of 2023, respectively, versus $47 million and $95 million in 2022, respectively. Interest expense in 2023 was higher than 2022 primarily due to higher average outstanding commercial paper and higher interest rates. Refer to Note 7. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $20 million in the second quarter of 2023 and $30 million in the year-to-date period, a decrease of $4 million compared to the second quarter of 2022 and a decrease of $8 million in the year-to-date period primarily due to foreign currency translation losses in 2023 versus foreign currency gains in 2022, partially offset by higher interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of June 30, 2023, the Company had $922 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Net cash provided by operating activities	$790	$501	$1,518	$824
Additions to plant and equipment	(85)	(81)	(198)	(155)
Free cash flow	$705	$420	$1,320	$669

Cash dividends paid	$(398)	$(380)	$(798)	$(762)
Repurchases of common stock	(375)	(375)	(750)	(750)
Acquisition of businesses (excluding cash and equivalents)	—	—	—	(2)
Net proceeds from (repayments of) debt with original maturities of three months or less	(1,051)	71	(342)	635
Proceeds from debt with original maturities of more than three months	1,425	97	1,425	454
Repayments of debt with original maturities of more than three months	(540)	(207)	(678)	(863)
Other, net	23	7	44	13
Effect of exchange rate changes on cash and equivalents	(10)	(50)	(7)	(42)
Net increase (decrease) in cash and equivalents	$(221)	$(417)	$214	$(648)

Free cash flow was lower in the second quarter and year-to-date periods of 2022 due to higher working capital investments to support revenue growth, including increased inventory levels to help mitigate supply chain risk and sustain customer service levels.

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

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). Under the 2021 Program, the Company repurchased approximately 0.6 million shares of its common stock at an average price of $209.29 in the first quarter of 2022, approximately 1.8 million shares of its common stock at an average price of $205.03 in the second quarter of 2022, approximately 2.4 million shares of its common stock at an average price of $204.54 in the third quarter of 2022, approximately 2.3 million shares of its common stock at an average price of $221.59 in the fourth quarter of 2022, approximately 1.6 million shares of its common stock at an average price of $233.62 in the first quarter of 2023, and approximately 1.6 million shares of its common stock at an average price of $229.30 in the second quarter of 2023. As of June 30, 2023, there were approximately $740 million of authorized repurchases remaining under the 2021 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the discrete tax benefit of $20 million in the second quarter of 2023 from net income and the effective tax rate for the three and six months ended June 30, 2023. Additionally, for comparability, the Company excluded the discrete tax benefit of $51 million in the second quarter of 2022 from net income and the effective tax rate for the three and six months ended June 30, 2022. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the second quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2023	2022	2023	2022
Numerator:
Net Income	$754	$738	$1,468	$1,400
Discrete tax benefit related to the second quarter 2023	(20)	—	(20)	—
Discrete tax benefit related to the second quarter 2022	—	(51)	—	(51)
Interest expense, net of tax (1)	53	36	99	73
Other (income) expense, net of tax (1)	(15)	(18)	(23)	(29)
Operating income after taxes	$772	$705	$1,524	$1,393

Denominator:
Invested capital:
Cash and equivalents	$922	$879	$922	$879
Trade receivables	3,216	3,109	3,216	3,109
Inventories	1,921	1,975	1,921	1,975
Net assets held for sale	—	73	—	73
Net plant and equipment	1,901	1,736	1,901	1,736
Goodwill and intangible assets	5,595	5,702	5,595	5,702
Accounts payable and accrued expenses	(2,215)	(2,241)	(2,215)	(2,241)
Debt	(8,222)	(7,640)	(8,222)	(7,640)
Other, net	(24)	(214)	(24)	(214)
Total net assets (stockholders' equity)	3,094	3,379	3,094	3,379
Cash and equivalents	(922)	(879)	(922)	(879)
Debt	8,222	7,640	8,222	7,640
Total invested capital	$10,394	$10,140	$10,394	$10,140

Average invested capital (2)	$10,366	$10,143	$10,292	$10,024

Net income to average invested capital (3)	29.1%	29.1%	28.5%	27.9%
After-tax return on average invested capital (3)	29.8%	27.8%	29.6%	27.8%

(1)    Effective tax rate used for interest expense and other (income) expense for the three months ended June 30, 2023 and 2022 was 23.6% and 23.9%, respectively. Effective tax rate used for interest expense and other (income) expense for the six months ended June 30, 2023 and 2022 was 23.1% and 23.5%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

(3)    Returns for the three months ended June 30, 2023 and 2022 were converted to an annual rate by multiplying the calculated return by 4. Returns for the six months ended June 30, 2023 and 2022 were converted to an annual rate by multiplying the calculated return by 2.

A reconciliation of the tax rate for the three and six months ended June 30, 2023, excluding the second quarter 2023 discrete tax benefit of $20 million related to amended 2021 U.S. taxes, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$207	21.4%	$415	22.0%
Discrete tax benefit related to the second quarter 2023	20	2.2%	20	1.1%
As adjusted	$227	23.6%	$435	23.1%

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

Refer to Note 4. Income Taxes in Item 1. Financial Statements for further information regarding the second quarter 2023 and second quarter 2022 discrete tax benefits.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2023 and December 31, 2022 is summarized as follows:

In millions	June 30, 2023	December 31, 2022	Increase/ (Decrease)
Current assets:
Cash and equivalents	$922	$708	$214
Trade receivables	3,216	3,171	45
Inventories	1,921	2,054	(133)
Prepaid expenses and other current assets	345	329	16
Assets held for sale	—	8	(8)
Total current assets	6,404	6,270	134
Current liabilities:
Short-term debt	1,275	1,590	(315)
Accounts payable and accrued expenses	2,215	2,322	(107)
Liabilities held for sale	—	1	(1)
Other	550	547	3
Total current liabilities	4,040	4,460	(420)
Net working capital	$2,364	$1,810	$554

As of June 30, 2023, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of June 30, 2023 and December 31, 2022 was as follows:

In millions	June 30, 2023	December 31, 2022
Short-term debt	$1,275	$1,590
Long-term debt	6,947	6,173
Total debt	$8,222	$7,763

Short-term debt included commercial paper of $575 million and $1.1 billion as of June 30, 2023 and December 31, 2022, respectively. The weighted-average interest rate on commercial paper as of June 30, 2023 and December 31, 2022 was 5.27% and 4.35%, respectively. Short-term debt as of June 30, 2023 also included $699 million related to the 3.50% notes due March 1, 2024, which were reclassified from Long-term debt to Short-term debt in the first quarter of 2023. Additionally, Short-term debt as of December 31, 2022 included $535 million related to the 1.25% Euro notes due May 22, 2023, which were repaid on the due date.

In 2022, the $568 million of 1.75% Euro notes due May 20, 2022 were redeemed in full at face value on February 22, 2022.

On May 5, 2023, the Company entered into a Euro-denominated credit agreement (the “Euro Credit Agreement”) with a termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. Under the Euro Credit Agreement, the Company may borrow up to €1.3 billion. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months.

On May 12, 2023, the Company borrowed €1.3 billion under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. As of June 30, 2023, the Company had $1.4 billion outstanding under the Euro Credit Agreement with an interest rate of 4.01%, which was included in Long-term debt as the Company intends to exercise its options to extend the termination date.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of June 30, 2023 or December 31, 2022.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended June 30, 2023 and December 31, 2022 was as follows:

Dollars in millions	June 30, 2023	December 31, 2022
Total debt	$8,222	$7,763

Net income	$3,102	$3,034
Add:
Interest expense	237	203
Other (income) expense	(247)	(255)
Income taxes	859	808
Depreciation	274	276
Amortization and impairment of intangible assets	126	134
EBITDA	$4,351	$4,200
Total debt to EBITDA ratio	1.9	1.8

Stockholders' Equity

The changes to stockholders' equity during the six months ended 2023 were as follows:

In millions
Total stockholders' equity, December 31, 2022	$3,089
Net income	1,468
Repurchases of common stock	(750)
Dividends declared	(794)
Foreign currency translation adjustments, net of tax	21
Other, net	60
Total stockholders' equity, June 30, 2023	$3,094

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2023. Based on such evaluation, the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2023, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2023 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

On May 7, 2021, the Company's Board of Directors authorized a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). As of June 30, 2023, there were approximately $740 million of authorized repurchases remaining under the 2021 Program.

Share repurchase activity for the second quarter of 2023 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
April 2023	—	$—	—	$1,115
May 2023	1.2	$227.41	1.2	$825
June 2023	0.4	$235.96	0.4	$740
Total	1.6		1.6

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10
Euro Credit Agreement dated as of May 5, 2023 among Illinois Tool Works Inc., the lender(s) party thereto and ING Bank, N.V., London Branch, as Agent. Filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed May 10, 2023 (Commission File No. 001-04797) and incorporated herein by reference.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 3, 2023	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)