Form 10-Q
period 2023-09-30
ILLINOIS TOOL WORKS INC
filed 2023-10-24
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at September 30, 2023: 300,885,880

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2023	2022	2023	2022
Operating Revenue	$4,031	$4,011	$12,124	$11,961
Cost of revenue	2,319	2,371	7,004	7,120
Selling, administrative, and research and development expenses	615	624	1,980	1,935
Amortization and impairment of intangible assets	27	33	88	102
Operating Income	1,070	983	3,052	2,804
Interest expense	(67)	(52)	(196)	(147)
Other income (expense)	10	26	40	64
Income Before Taxes	1,013	957	2,896	2,721
Income Taxes	241	230	656	594
Net Income	$772	$727	$2,240	$2,127

Net Income Per Share:
Basic	$2.55	$2.36	$7.38	$6.85
Diluted	$2.55	$2.35	$7.36	$6.83

Shares of Common Stock Outstanding During the Period:
Average	301.9	308.8	303.4	310.6
Average assuming dilution	303.0	309.7	304.5	311.6

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Net Income	$772	$727	$2,240	$2,127

Foreign currency translation adjustments, net of tax	(82)	(210)	(61)	(394)
Pension and other postretirement benefit adjustments, net of tax	—	5	—	14
Other comprehensive income (loss)	(82)	(205)	(61)	(380)

Comprehensive Income	$690	$522	$2,179	$1,747

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and equivalents	$990	$708
Trade receivables	3,163	3,171
Inventories	1,799	2,054
Prepaid expenses and other current assets	336	329
Assets held for sale	—	8
Total current assets	6,288	6,270

Net plant and equipment	1,904	1,848
Goodwill	4,828	4,864
Intangible assets	682	768
Deferred income taxes	455	494
Other assets	1,238	1,178
	$15,395	$15,422

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,248	$1,590
Accounts payable	580	594
Accrued expenses	1,588	1,728
Cash dividends payable	421	400
Income taxes payable	145	147
Liabilities held for sale	—	1
Total current liabilities	3,982	4,460

Noncurrent Liabilities:
Long-term debt	6,818	6,173
Deferred income taxes	464	484
Noncurrent income taxes payable	151	273
Other liabilities	976	943
Total noncurrent liabilities	8,409	7,873

Stockholders' Equity:
Common stock (par value of $0.01 per share):
Issued- 550.0 shares in 2023 and 2022 Outstanding- 300.9 shares in 2023 and 305.0 shares in 2022	6	6
Additional paid-in-capital	1,569	1,501
Retained earnings	26,823	25,799
Common stock held in treasury	(23,493)	(22,377)
Accumulated other comprehensive income (loss)	(1,902)	(1,841)
Noncontrolling interest	1	1
Total stockholders' equity	3,004	3,089
	$15,395	$15,422
The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended September 30, 2023
Balance at June 30, 2023	$6	$1,550	$26,473	$(23,116)	$(1,820)	$1	$3,094
Net income	—	—	772	—	—	—	772
Common stock issued for stock-based compensation	—	2	—	1	—	—	3
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(3)	—	—	(3)
Dividends declared ($1.40 per share)	—	—	(422)	—	—	—	(422)
Other comprehensive income (loss)	—	—	—	—	(82)	—	(82)
Balance at September 30, 2023	$6	$1,569	$26,823	$(23,493)	$(1,902)	$1	$3,004

Three Months Ended September 30, 2022
Balance at June 30, 2022	$6	$1,464	$24,967	$(21,382)	$(1,677)	$1	$3,379
Net income	—	—	727	—	—	—	727
Stock-based compensation expense	—	15	—	—	—	—	15
Repurchases of common stock	—	—	—	(500)	—	—	(500)
Dividends declared ($1.31 per share)	—	—	(402)	—	—	—	(402)
Other comprehensive income (loss)	—	—	—	—	(205)	—	(205)
Balance at September 30, 2022	$6	$1,479	$25,292	$(21,882)	$(1,882)	$1	$3,014

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$6	$1,501	$25,799	$(22,377)	$(1,841)	$1	$3,089
Net income	—	—	2,240	—	—	—	2,240
Common stock issued for stock-based compensation	—	16	—	18	—	—	34
Stock-based compensation expense	—	52	—	—	—	—	52
Repurchases of common stock	—	—	—	(1,125)	—	—	(1,125)
Excise tax on repurchases of common stock	—	—	—	(9)	—	—	(9)
Dividends declared ($4.02 per share)	—	—	(1,216)	—	—	—	(1,216)
Other comprehensive income (loss)	—	—	—	—	(61)	—	(61)
Balance at September 30, 2023	$6	$1,569	$26,823	$(23,493)	$(1,902)	$1	$3,004

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$6	$1,432	$24,325	$(20,636)	$(1,502)	$1	$3,626
Net income	—	—	2,127	—	—	—	2,127
Common stock issued for stock-based compensation	—	(1)	—	4	—	—	3
Stock-based compensation expense	—	48	—	—	—	—	48
Repurchases of common stock	—	—	—	(1,250)	—	—	(1,250)
Dividends declared ($3.75 per share)	—	—	(1,160)	—	—	—	(1,160)
Other comprehensive income (loss)	—	—	—	—	(380)	—	(380)
Balance at September 30, 2022	$6	$1,479	$25,292	$(21,882)	$(1,882)	$1	$3,014

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In millions	2023	2022
Cash Provided by (Used for) Operating Activities:
Net income	$2,240	$2,127
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	208	209
Amortization and impairment of intangible assets	88	102
Change in deferred income taxes	5	(72)
Provision for uncollectible accounts	7	4
(Income) loss from investments	—	(8)
(Gain) loss on sale of plant and equipment	—	(1)
(Gain) loss on sale of operations and affiliates	(1)	(1)
Stock-based compensation expense	52	48
Other non-cash items, net	(5)	1
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(39)	(417)
Inventories	235	(477)
Prepaid expenses and other assets	(23)	27
Increase (decrease) in-
Accounts payable	(3)	84
Accrued expenses and other liabilities	(123)	14
Income taxes	(140)	(102)
Other, net	(1)	(1)
Net cash provided by operating activities	2,500	1,537
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	(2)
Additions to plant and equipment	(324)	(256)
Proceeds from investments	25	12
Proceeds from sale of plant and equipment	11	8
Proceeds from sales of operations and affiliates	7	3
Other, net	(2)	(2)
Net cash provided by (used for) investing activities	(283)	(237)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,194)	(1,139)
Issuance of common stock	49	17
Repurchases of common stock	(1,125)	(1,250)
Net proceeds from (repayments of) debt with original maturities of three months or less	(367)	1,078
Proceeds from debt with original maturities of more than three months	1,425	454
Repayments of debt with original maturities of more than three months	(678)	(1,110)
Other, net	(15)	(15)
Net cash provided by (used for) financing activities	(1,905)	(1,965)
Effect of Exchange Rate Changes on Cash and Equivalents	(30)	(88)
Cash and Equivalents:
Increase (decrease) during the period	282	(753)
Beginning of period	708	1,527
End of period	$990	$774
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$216	$170
Cash Paid During the Period for Income Taxes, Net of Refunds	$791	$768

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

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. On October 3, 2022, the business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. On December 1, 2022, the business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the three and nine months ended September 30, 2022 was $37 million and $100 million, respectively.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. Assets and liabilities held for sale related to this business were $8 million and $1 million, respectively, as of December 31, 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the nine months ended September 30, 2023, and $10 million and $29 million for the three and nine months ended September 30, 2022, respectively. There was no operating revenue related to this business included in the Company's results of operations for the three months ended September 30, 2023.

(3)    Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Automotive OEM	$799	$753	$2,421	$2,224
Food Equipment	678	633	1,967	1,813
Test & Measurement and Electronics	698	715	2,101	2,096
Welding	468	477	1,451	1,413
Polymers & Fluids	458	473	1,364	1,450
Construction Products	522	527	1,574	1,643
Specialty Products	414	438	1,260	1,337
Intersegment revenue	(6)	(5)	(14)	(15)
Total operating revenue	$4,031	$4,011	$12,124	$11,961

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended September 30, 2023 and 2022 was 23.8% and 23.9%, respectively, and 22.7% and 21.8% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 included a discrete income tax benefit of $20 million in the second quarter of 2023 related to amended 2021 U.S. taxes. The effective tax rate for the nine months ended September 30, 2022 included a discrete income tax benefit of $51 million in the second quarter of 2022 related to a decrease in unrecognized tax benefits resulting from the resolution of a U.S. tax audit. Additionally, the effective tax rates for 2023 and 2022 included discrete income tax benefits related to excess tax benefits from stock-based compensation of $2 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $19 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $13 million related predominantly to the potential resolution of income tax examinations. The Company has recorded its best estimate of the potential exposure for these issues.

(5)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2023	2022	2023	2022
Net Income	$772	$727	$2,240	$2,127
Net income per share—Basic:
Weighted-average common shares	301.9	308.8	303.4	310.6
Net income per share—Basic	$2.55	$2.36	$7.38	$6.85
Net income per share—Diluted:
Weighted-average common shares	301.9	308.8	303.4	310.6
Effect of dilutive stock options and restricted stock units	1.1	0.9	1.1	1.0
Weighted-average common shares assuming dilution	303.0	309.7	304.5	311.6
Net income per share—Diluted	$2.55	$2.35	$7.36	$6.83

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.3 million and 0.9 million antidilutive options outstanding for the three months ended September 30, 2023 and 2022, respectively, and 0.3 million and 0.9 million antidilutive options outstanding for the nine months ended September 30, 2023 and 2022, respectively.

(6)    Goodwill and Intangible Assets

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarters of 2023 and 2022. The assessments resulted in no impairment charges in either 2023 or 2022.

(7)    Inventories

Inventories as of September 30, 2023 and December 31, 2022 were as follows:

In millions	September 30, 2023	December 31, 2022
Raw material	$761	$887
Work-in-process	267	228
Finished goods	891	1,050
LIFO reserve	(120)	(111)
Total inventories	$1,799	$2,054

(8)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$9	$11	$1	$2	$27	$35	$3	$5
Interest cost	24	13	5	3	70	38	17	10
Expected return on plan assets	(33)	(24)	(5)	(7)	(97)	(76)	(16)	(20)
Amortization of actuarial loss (gain)	—	5	(1)	(1)	2	18	(3)	(3)
Amortization of prior service cost	1	1	—	—	1	1	—	—
Settlements	—	1	—	—	—	1	—	—
Total net periodic benefit cost (income)	$1	$7	$—	$(3)	$3	$17	$1	$(8)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $13 million to its pension plans and $5 million to its other postretirement benefit plans in 2023. As of September 30, 2023, contributions of $8 million to pension plans and $4 million to other postretirement benefit plans have been made.

(9)    Debt

Total debt as of September 30, 2023 and December 31, 2022 was as follows:

In millions	September 30, 2023	December 31, 2022
Short-term debt	$1,248	$1,590
Long-term debt	6,818	6,173
Total debt	$8,066	$7,763

Short-term debt included commercial paper of $548 million and $1.1 billion as of September 30, 2023 and December 31, 2022, respectively. The weighted-average interest rate on commercial paper as of September 30, 2023 and December 31, 2022 was 5.37% and 4.35%, respectively. Short-term debt as of September 30, 2023 also included $700 million related to the 3.50% notes due March 1, 2024, which were reclassified from Long-term debt to Short-term debt in the first quarter of 2023. Additionally,

Short-term debt as of December 31, 2022 included $535 million related to the 1.25% Euro notes due May 22, 2023, which were repaid on the due date.

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

On May 12, 2023, the Company borrowed €1.3 billion under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. As of September 30, 2023, the Company had $1.4 billion outstanding under the Euro Credit Agreement with an interest rate of 4.45%, which was included in Long-term debt as the Company intends to exercise its options to extend the termination date.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of September 30, 2023 or December 31, 2022.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2023 and December 31, 2022 were as follows:

In millions	September 30, 2023	December 31, 2022
Fair value	$6,959	$6,228
Carrying value	7,518	6,708

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(10)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Beginning balance	$(1,820)	$(1,677)	$(1,841)	$(1,502)

Foreign currency translation adjustments during the period	(51)	(159)	(44)	(277)
Income taxes	(31)	(51)	(17)	(117)
Total foreign currency translation adjustments, net of tax	(82)	(210)	(61)	(394)

Pension and other postretirement benefit adjustments reclassified to income	—	6	—	17
Income taxes	—	(1)	—	(3)
Total pension and other postretirement benefit adjustments, net of tax	—	5	—	14

Ending balance	$(1,902)	$(1,882)	$(1,902)	$(1,882)

Pension and other postretirement benefit adjustments reclassified to income related primarily to the amortization of actuarial gains and losses. Refer to Note 8. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015, the €1.6 billion of Euro notes issued in June 2019 and the €1.3 billion 2023 term loan under the Euro Credit Agreement as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full and on May 22, 2023, €500 million of the Euro notes issued in May 2015 were repaid on the due date. Refer to Note 9. Debt for additional information regarding the redemption and repayment of these notes. The carrying values of the outstanding 2019, 2015 and 2014 Euro notes and 2023 Euro term loan as of September 30, 2023 were $1.7 billion, $525 million, $519 million, and $1.4 billion, respectively. The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a gain of $131 million and $211 million for the three months ended September 30, 2023 and 2022, respectively, and a gain of $73 million and $484 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and 2022, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.6 billion and $1.7 billion, respectively, and after-tax unrecognized pension and other postretirement benefit costs of $293 million and $182 million, respectively.

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

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. On October 3, 2022, the business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. On December 1, 2022, the business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the three and nine months ended September 30, 2022 was $37 million and $100 million, respectively.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. Assets and liabilities held for sale related to this business were $8 million and $1 million, respectively, as of December 31, 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the nine months ended September 30, 2023, and $10 million and $29 million for the three and nine months ended September 30, 2022, respectively. There was no operating revenue related to this business included in the Company's results of operations for the three months ended September 30, 2023. Refer to Note 2. Divestitures in Item 1. Financial Statements for further information regarding the Company's divestitures.

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

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $23 million as of September 30, 2023. The revenue for these subsidiaries for the three and nine months ended September 30, 2023 was approximately $7 million and $20 million, respectively. These subsidiaries are not material to the Company’s results of operations or financial position.

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. On October 3, 2022, the business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. On December 1, 2022, the business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the three and nine months ended September 30, 2022 was $37 million and $100 million, respectively.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. Assets and liabilities held for sale related to this business were $8 million and $1 million, respectively, as of December 31, 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the nine months ended September 30, 2023, and $10 million and $29 million for the three and nine months ended September 30, 2022, respectively. There was no operating revenue related to this business included in the Company's results of operations for the three months ended September 30, 2023. Refer to Note 2. Divestitures in Item 1. Financial Statements for further information regarding the Company's divestitures.

In a challenging and dynamic environment, the Company delivered strong financial results in the third quarter and year-to-date periods of 2023 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model. The Company generated operating revenue growth of 0.5 percent and 1.4 percent in the third quarter and year-to-date periods of 2023, respectively, with organic revenue growth of 0.2 percent and 2.8 percent, respectively. Operating income was $1.1 billion in the third quarter and $3.1 billion in the year-to-date period of 2023. Operating margin was 26.5 percent and 25.2 percent in the third quarter and year-to-date periods of 2023, respectively.

The Company's consolidated results of operations for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,031	$4,011	0.5%	0.2%	(1.2)%	—%	1.5%	0.5%
Operating income	$1,070	$983	8.9%	8.5%	(0.9)%	0.2%	1.1%	8.9%
Operating margin %	26.5%	24.5%	200 bps	200 bps	10 bps	10 bps	(20) bps	200 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$12,124	$11,961	1.4%	2.8%	(1.0)%	—%	(0.4)%	1.4%
Operating income	$3,052	$2,804	8.8%	10.0%	(0.7)%	0.1%	(0.6)%	8.8%
Operating margin %	25.2%	23.4%	180 bps	170 bps	10 bps	—	—	180 bps

•Operating revenue increased in the third quarter due to the favorable effect of foreign currency translation and higher organic revenue, partially offset by the impact of divestiture activity in the second quarter of 2023 and the fourth quarter of 2022. In the year-to-date period, operating revenue increased due to higher organic revenue, partially offset by the impact of divestiture activity in the second quarter of 2023 and the fourth quarter of 2022 and the unfavorable effect of foreign currency translation.
•Organic revenue was essentially flat in the third quarter as growth in the Food Equipment, Automotive OEM and Polymers & Fluids segments was offset by a decline in the Test & Measurement and Electronics, Specialty Products, Welding and Construction Products segments. In the year-to-date period, organic revenue increased 2.8% as growth in five segments was partially offset by a decline in the Specialty Products and Construction Products segments. Product line simplification activities reduced organic revenue by 40 basis points in the third quarter and 50 basis points in the year-to-date period.
◦North American organic revenue decreased 1.6% in the third quarter as a decline in the Test & Measurement and Electronics, Specialty Products, Automotive OEM and Welding segments was partially offset by growth in the Food Equipment, Polymers & Fluids and Construction Products segments. In the year-to-date period, organic revenue increased 1.1% as growth in the Food Equipment, Polymers & Fluids, Welding and Automotive OEM segments was partially offset by a decline in the Specialty Products, Test & Measurement and Electronics and Construction Products segments.
◦Europe, Middle East and Africa organic revenue increased 0.4% in the third quarter as growth in three segments was partially offset by a decline in the Construction Products, Polymers & Fluids, Welding and Food Equipment segments. In the year-to-date period, organic revenue increased 4.2% as growth in five segments was partially offset by a decline in the Construction Products and Polymers & Fluids segments.
◦Asia Pacific increased 6.2% in the third quarter as growth in six segments was partially offset by a decline in the Construction Products segment. In the year-to-date period, organic revenue increased 6.3% as growth in five segments was partially offset by a decline in the Construction Products and Specialty Products segments. Organic revenue in China increased 8.4% in the third quarter due to an increase in the Automotive OEM, Polymers & Fluids and Specialty Products segments, partially offset by a decline in the Welding, Test & Measurement and Electronics, Food Equipment and Construction Products segments. In the year-to-date period, China organic revenue increased 7.6% as growth in the Automotive OEM, Test & Measurement and Electronics, Welding and Construction Products segments was partially offset by a decline in the Specialty Products, Food Equipment and Polymers & Fluids segments.
•Operating income of $1.1 billion and $3.1 billion in the third quarter and year-to-date periods increased 8.9% and 8.8%, respectively, compared to the prior year primarily due to higher organic revenue, partially offset by the impact of divestiture activity in the second quarter of 2023 and the fourth quarter of 2022. Additionally, foreign currency translation had a favorable impact in the third quarter and an unfavorable impact in the year-to-date period.
•Operating margin was 26.5% in the third quarter. The increase of 200 basis points was primarily due to favorable price/cost of 210 basis points and benefits from the Company's enterprise initiatives of 140 basis points, partially offset by higher operating expenses, including employee-related expenses.
•In the year-to-date period, operating margin of 25.2% increased 180 basis points primarily driven by favorable price/cost of 220 basis points, benefits from the Company's enterprise initiatives of 130 basis points and positive operating leverage of 60 basis points, partially offset by higher operating expenses, including employee-related expenses.
•The Company's effective tax rate for the third quarter of 2023 and 2022 was 23.8% and 23.9%, respectively, and 22.7% and 21.8% for the year-to-date periods of 2023 and 2022, respectively. The effective tax rate for the year-to-date period of 2023 included a discrete income tax benefit of $20 million in the second quarter of 2023 related to amended 2021 U.S. taxes. The effective tax rate for the year-to-date period of 2022 included a discrete income tax benefit of $51 million in the second quarter of 2022 related to a decrease in unrecognized tax benefits resulting from the resolution of a U.S. tax audit. Additionally, the effective tax rates for 2023 and 2022 included discrete income tax benefits related to excess tax benefits from stock-based compensation of $2 million and $1 million for the third quarter of 2023 and 2022, respectively, and $19 million and $9 million for the year-to-date period of 2023 and 2022, respectively.
•Diluted earnings per share (EPS) of $2.55 for the third quarter and $7.36 for the year-to-date period of 2023 increased 8.5% and 7.8%, respectively. Excluding the favorable impact of the second quarter 2023 discrete income tax benefit of $0.07 related to amended 2021 U.S. taxes and the second quarter 2022 discrete income tax benefit of $0.16 related to the resolution of a U.S. tax audit, EPS increased 9.3% in the year-to-date period.
•The Company repurchased approximately 1.6 million and 4.8 million shares of its common stock in the third quarter and year-to-date periods of 2023, respectively, for approximately $375 million and $1.1 billion, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2023	2022	2023	2022	2023	2022	2023	2022
Automotive OEM	$799	$753	$151	$132	$2,421	$2,224	$418	$371
Food Equipment	678	633	185	167	1,967	1,813	536	445
Test & Measurement and Electronics	698	715	167	180	2,101	2,096	501	486
Welding	468	477	147	150	1,451	1,413	471	431
Polymers & Fluids	458	473	129	119	1,364	1,450	357	362
Construction Products	522	527	155	136	1,574	1,643	454	428
Specialty Products	414	438	115	121	1,260	1,337	333	362
Intersegment revenue	(6)	(5)	—	—	(14)	(15)	—	—
Unallocated	—	—	21	(22)	—	—	(18)	(81)
Total	$4,031	$4,011	$1,070	$983	$12,124	$11,961	$3,052	$2,804

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in the third quarter of 2023 included the impact of lower corporate expenses primarily related to an immaterial insurance recovery and favorable health and welfare and other employee-related expenses.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$799	$753	6.0%	3.8%	—%	—%	2.2%	6.0%
Operating income	$151	$132	14.5%	14.1%	—%	(1.2)%	1.6%	14.5%
Operating margin %	18.9%	17.5%	140 bps	170 bps	—	(20) bps	(10) bps	140 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,421	$2,224	8.8%	9.2%	—%	—%	(0.4)%	8.8%
Operating income	$418	$371	12.5%	8.5%	—%	4.9%	(0.9)%	12.5%
Operating margin %	17.3%	16.7%	60 bps	(10) bps	—	70 bps	—	60 bps

•Operating revenue grew in the third quarter due to higher organic revenue and the favorable effect of foreign currency translation. In the year-to-date period, operating revenue increased due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 3.8% and 9.2% in the third quarter and year-to-date periods, respectively, compared to worldwide auto builds which increased 4% in the third quarter and grew 9% in the year-to-date period. Product line simplification activities reduced organic revenue by 60 basis points in the third quarter and 50 basis points in the year-to-date period primarily in North America.
◦North American organic revenue decreased 5.2% in the third quarter and was essentially flat in the year-to-date period compared to North American auto builds which increased 9% in the third quarter and 11% in the year-to-date period primarily due to customer mix and product line simplification. Auto builds for the Detroit 3, where the Company has higher content, increased 1% and 4% in the third quarter and year-to-date periods, respectively. Additionally, organic revenue in the third quarter of 2023 was negatively impacted by customer shutdowns due to automotive industry labor actions in North America beginning in September.
◦European organic revenue grew 4.5% and 13.0% in the third quarter and year-to-date periods, respectively, compared to European auto builds which increased 6% in the third quarter and 14% in the year-to-date period primarily due to customer mix.
◦Asia Pacific organic revenue increased 16.9% and 19.2% in the third quarter and year-to-date periods, respectively. China organic revenue grew 17.7% and 18.6% in the third quarter and year-to-date periods, respectively, versus China auto builds which were flat in the third quarter and increased 5% in the year-to-date period. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 17% and 7% in the third quarter and year-to-date periods, respectively.
•Operating margin was 18.9% in the third quarter. The increase of 140 basis points was primarily due to favorable price/cost of 210 basis points, benefits from the Company's enterprise initiatives and positive operating leverage of 70 basis points, partially offset by higher operating expenses, including employee-related expenses and continued investment in the business, higher restructuring expenses and product mix.
•In the year-to-date period, operating margin of 17.3% increased 60 basis points primarily driven by positive operating leverage of 180 basis points, benefits from the Company's enterprise initiatives, favorable price/cost of 130 basis points and lower restructuring expenses, partially offset by higher operating expenses, including employee-related expenses and continued investment in the business, and product mix.

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

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$678	$633	7.2%	6.3%	(1.8)%	—%	2.7%	7.2%
Operating income	$185	$167	11.0%	8.9%	(1.5)%	0.9%	2.7%	11.0%
Operating margin %	27.3%	26.3%	100 bps	70 bps	10 bps	20 bps	—	100 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,967	$1,813	8.5%	9.6%	(1.3)%	—%	0.2%	8.5%
Operating income	$536	$445	20.5%	20.8%	(0.8)%	—%	0.5%	20.5%
Operating margin %	27.2%	24.5%	270 bps	250 bps	20 bps	—	—	270 bps

•Operating revenue grew in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation, partially offset by the impact of a divestiture in the fourth quarter of 2022.
•Operating revenue in the third quarter and year-to-date periods of 2022 included approximately $11 million and $24 million, respectively, related to the business divested in the fourth quarter of 2022.
•Organic revenue increased 6.3% in the third quarter as equipment and service organic revenue grew 5.2% and 9.4%, respectively. In the year-to-date period, organic revenue increased 9.6% as equipment and service organic revenue grew 7.5% and 14.7%, respectively.
◦North American organic revenue increased approximately 10% in the third quarter and 13% in the year-to-date period. Equipment organic revenue grew approximately 10% and 13% in the third quarter and year-to-date periods, respectively, with growth in the institutional, food retail and restaurant end markets. Service organic revenue increased approximately 10% and 14% in the third quarter and year-to-date periods, respectively.
◦International organic revenue increased approximately 1% and 5% in the third quarter and year-to-date periods, respectively. Equipment organic revenue decreased approximately 1% in the third quarter primarily due to lower demand in the European warewash and refrigeration end markets, partially offset by higher demand in the European cooking end market and growth in Asia Pacific. In the year-to-date period, equipment organic revenue grew approximately 1% primarily due to higher demand in the European warewash and refrigeration end markets and growth in Asia Pacific, partially offset by lower demand in the European cooking end market. Service organic revenue increased approximately 9% and 16% in the third quarter and year-to-date periods, respectively.
•Operating margin was 27.3% in the third quarter. The increase of 100 basis points was primarily due to favorable price/cost of 150 basis points, positive operating leverage of 110 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses.
•In the year-to-date period, operating margin of 27.2% increased 270 basis points primarily driven by favorable price/cost of 230 basis points, positive operating leverage of 180 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$698	$715	(2.4)%	(3.9)%	—%	—%	1.5%	(2.4)%
Operating income	$167	$180	(7.7)%	(8.0)%	—%	(0.2)%	0.5%	(7.7)%
Operating margin %	23.8%	25.2%	(140) bps	(110) bps	—	(10) bps	(20) bps	(140) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,101	$2,096	0.2%	0.9%	—%	—%	(0.7)%	0.2%
Operating income	$501	$486	3.0%	4.5%	—%	(0.5)%	(1.0)%	3.0%
Operating margin %	23.8%	23.2%	60 bps	80 bps	—	(10) bps	(10) bps	60 bps

•Operating revenue declined in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue decreased 3.9% in the third quarter and increased 0.9% in the year-to-date period.
◦Organic revenue for the test and measurement businesses increased 1.7% in the third quarter primarily driven by growth in the MTS Test & Simulation business, partially offset by lower semiconductor demand in North America. In the year-to-date period, organic revenue for the test and measurement businesses increased 7.8% primarily driven by growth in the MTS Test & Simulation and Instron businesses and higher demand in the automotive, defense and oil and gas end markets, partially offset by lower semiconductor demand in North America.
◦Electronics organic revenue decreased 13.2% and 10.0% in the third quarter and year-to-date periods, respectively, primarily due to a decline in the consumer electronics and semiconductor end markets. The electronics assembly businesses decreased 22.7% in the third quarter and 16.6% in the year-to-date period primarily due to lower demand in North America and Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, decreased 7.9% and 6.5% in the third quarter and year-to-date periods, respectively, primarily due to lower demand in the semiconductor end market, partially offset by higher demand in the automotive end market.
•Operating margin was 23.8% in the third quarter. The decrease of 140 basis points was primarily due to unfavorable operating leverage of 100 basis points and higher operating expenses, including employee-related expenses, partially offset by favorable price/cost of 190 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.
•In the year-to-date period, operating margin of 23.8% increased 60 basis points primarily driven by favorable price/cost of 160 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense, partially offset by higher operating expenses, including employee-related expenses.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and construction, energy, MRO, industrial capital goods and automotive original equipment manufacturers and tiers markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$468	$477	(1.8)%	(2.4)%	—%	—%	0.6%	(1.8)%
Operating income	$147	$150	(1.4)%	(1.8)%	—%	(0.2)%	0.6%	(1.4)%
Operating margin %	31.6%	31.5%	10 bps	10 bps	—	—	—	10 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,451	$1,413	2.7%	2.7%	—%	—%	—%	2.7%
Operating income	$471	$431	9.3%	9.2%	—%	(0.2)%	0.3%	9.3%
Operating margin %	32.5%	30.5%	200 bps	200 bps	—	(10) bps	10 bps	200 bps

•Operating revenue declined in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue grew due to higher organic revenue.
•Organic revenue decreased 2.4% in the third quarter, which had a challenging comparable in the prior year third quarter of 13.9% growth. In the third quarter, equipment and consumables declined 2.9% and 1.5%, respectively. In the year-to-date period, organic revenue increased 2.7%, which had a challenging comparable in the prior year of 16.3% growth. Consumables grew 3.7% and equipment increased 2.1% in the year-to-date period.
◦North American organic revenue decreased 2.8% in the third quarter as a decline in the industrial end markets of 8.4% was partially offset by growth in the commercial end markets of 5.9%. In the year-to-date period, organic revenue grew 2.1% driven by growth in the industrial end markets of 3.9%, partially offset by a decline in the commercial end markets of 2.0%.
◦International organic revenue was flat in the third quarter primarily due to higher equipment demand in the general industrial and oil and gas end markets in Asia Pacific, offset by lower demand in Europe. In the year-to-date period, organic revenue grew 5.7% primarily due to higher equipment demand in the general industrial and oil and gas end markets in Asia Pacific and growth in Europe.
•Operating margin was 31.6% in the third quarter. The increase of 10 basis points was primarily due to favorable price/cost of 250 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses, product mix and unfavorable operating leverage of 40 basis points.
•In the year-to-date period, operating margin of 32.5% increased 200 basis points primarily driven by favorable price/cost of 330 basis points, benefits from the Company's enterprise initiatives and positive operating leverage of 50 basis points, partially offset by higher operating expenses, including employee-related expenses, and product mix.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$458	$473	(3.1)%	3.4%	(5.7)%	—%	(0.8)%	(3.1)%
Operating income	$129	$119	7.7%	14.7%	(5.4)%	0.9%	(2.5)%	7.7%
Operating margin %	28.1%	25.3%	280 bps	270 bps	20 bps	30 bps	(40) bps	280 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,364	$1,450	(5.9)%	0.9%	(5.3)%	—%	(1.5)%	(5.9)%
Operating income	$357	$362	(1.5)%	6.4%	(4.3)%	(1.1)%	(2.5)%	(1.5)%
Operating margin %	26.2%	25.0%	120 bps	130 bps	30 bps	(20) bps	(20) bps	120 bps

•Operating revenue declined in the third quarter and year-to-date periods due to the impact of a divestiture in the fourth quarter of 2022 and the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Operating revenue in the third quarter and year-to-date periods of 2022 included approximately $26 million and $76 million, respectively, related to the business divested in the fourth quarter of 2022.
•Organic revenue increased 3.4% and 0.9% in the third quarter and year-to-date periods, respectively, as growth in North America and Asia Pacific was partially offset by a decline in Europe. Product line simplification activities reduced organic revenue by 80 basis points in both the third quarter and year-to-date periods.
◦Organic revenue for the automotive aftermarket businesses increased 9.6% in the third quarter and 3.1% in the year-to-date period primarily due to an increase in the car care, tire repair and engine repair businesses in North America and growth in Europe, partially offset by a decline in the body repair businesses in North America.
◦Organic revenue for the fluids businesses declined 3.7% in the third quarter and 1.2% in the year-to-date period driven by lower demand in the European life sciences end markets and the North American industrial MRO, automotive and health and hygiene end markets.
◦Organic revenue for the polymers businesses decreased 1.2% in the third quarter and 1.0% in the year-to-date period due to a decline in Europe and North America. In both respective periods, demand in Europe was negatively impacted by declines in the wind and industrial end markets.
•Operating margin was 28.1% in the third quarter. The increase of 280 basis points was primarily due to favorable price/cost of 250 basis points, benefits from the Company's enterprise initiatives, operating leverage of 70 basis points and lower intangible asset amortization expense, partially offset by higher operating expenses, including employee-related expenses, and product mix.
•In the year-to-date period, operating margin of 26.2% increased 120 basis points primarily driven by favorable price/cost of 200 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense, partially offset by higher operating expenses, including employee-related expenses, and product mix.

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

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$522	$527	(1.2)%	(2.1)%	—%	—%	0.9%	(1.2)%
Operating income	$155	$136	14.7%	13.1%	—%	0.9%	0.7%	14.7%
Operating margin %	29.9%	25.7%	420 bps	400 bps	—	30 bps	(10) bps	420 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,574	$1,643	(4.2)%	(3.1)%	—%	—%	(1.1)%	(4.2)%
Operating income	$454	$428	6.3%	8.1%	—%	(0.8)%	(1.0)%	6.3%
Operating margin %	28.9%	26.0%	290 bps	310 bps	—	(20) bps	—	290 bps

•Operating revenue declined in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 2.1% in the third quarter, which had a challenging comparable in the prior year third quarter of 17.1% growth. In the year-to-date period, organic revenue declined 3.1%, which had a challenging comparable in the prior year period of 17.7% growth. In both respective periods, organic revenue declined primarily due to a decrease in Europe and Asia Pacific. Product line simplification activities reduced organic revenue by 50 basis points in the third quarter and 40 basis points in the year-to-date period.
◦North American organic revenue increased 1.5% in the third quarter primarily due to higher demand in the United States residential end market of 1.8%, partially offset by a decline in the United States commercial end market of 1.6%. In the year-to-date period, organic revenue decreased 0.2% primarily due to lower demand in the United States residential and commercial end markets of 0.2% and 1.0%, respectively. Organic revenue in Canada grew 2.2% in the third quarter and declined 2.2% in the year-to-date period.
◦International organic revenue decreased 6.4% in the third quarter and 6.1% in the year-to-date period. European organic revenue declined 8.2% and 10.2% in the third quarter and year-to-date periods, respectively, primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue declined 4.6% and 1.2% in the third quarter and year-to-date periods, respectively, primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin was 29.9% in the third quarter. The increase of 420 basis points was primarily due to favorable price/cost of 290 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses, and unfavorable operating leverage of 30 basis points.
•In the year-to-date period, operating margin of 28.9% increased 290 basis points primarily driven by favorable price/cost of 410 basis points and benefits from the Company's enterprise initiatives, partially offset by higher operating expenses, including employee-related expenses, and unfavorable operating leverage of 50 basis points.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$414	$438	(5.5)%	(5.6)%	(2.3)%	—%	2.4%	(5.5)%
Operating income	$115	$121	(5.3)%	(8.0)%	(0.3)%	0.5%	2.5%	(5.3)%
Operating margin %	27.8%	27.7%	10 bps	(70) bps	60 bps	20 bps	—	10 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2023	2022	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,260	$1,337	(5.8)%	(4.7)%	(1.5)%	—%	0.4%	(5.8)%
Operating income	$333	$362	(7.9)%	(7.5)%	(0.1)%	(1.0)%	0.7%	(7.9)%
Operating margin %	26.4%	27.1%	(70) bps	(80) bps	40 bps	(30) bps	—	(70) bps

•Operating revenue declined in the third quarter and year-to-date periods due to lower organic revenue and the impact of a divestiture in the second quarter of 2023, partially offset by the favorable effect of foreign currency translation.
•The Company divested a business on April 3, 2023, and there was no operating revenue for this business in the third quarter and $9 million in the year-to-date period of 2023. In the third quarter and year-to-date periods of 2022, operating revenue included approximately $10 million and $29 million, respectively, related to the divested business.
•Organic revenue decreased 5.6% and 4.7% in the third quarter and year-to-date periods, respectively. Consumable sales declined 8.7% in the third quarter primarily due to lower demand in North America and Europe. In the year-to-date period, consumable sales decreased 7.3% due to lower demand in all major regions. Equipment sales increased 9.1% and 7.9% in the third quarter and year-to-date periods, respectively, primarily driven by higher demand in Europe. Product line simplification activities reduced organic revenue by 90 basis points in the third quarter and 180 basis points in the year-to-date period.
◦North American organic revenue decreased 8.6% and 6.6% in the third quarter and year-to-date periods, respectively, primarily driven by a decline in the consumer packaging, specialty films, strength films and decorating equipment businesses, partially offset by growth in the ground support equipment, appliance and filter medical businesses.
◦International organic revenue increased 1.1% in the third quarter primarily due to growth in Europe in the ground support equipment and consumer packaging businesses, partially offset by a decline in the specialty films business. In the year-to-date period, organic revenue declined 0.5% primarily due to a decrease in Europe and Asia Pacific in the strength films, graphics and decorating equipment businesses, partially offset by growth in the ground support equipment and consumer packaging businesses in Europe.
•Operating margin was 27.8% in the third quarter. The increase of 10 basis points was primarily due to favorable price/cost of 140 basis points, benefits from the Company's enterprise initiatives and the favorable impact of a divestiture in the second quarter of 2023, partially offset by unfavorable operating leverage of 110 basis points, higher employee-related expenses and product mix.
•In the year-to-date period, operating margin of 26.4% decreased 70 basis points primarily driven by unfavorable operating leverage of 100 basis points, higher employee-related expenses and product mix, partially offset by favorable price/cost of 110 basis points, benefits from the Company's enterprise initiatives and the favorable impact of a divestiture in the second quarter of 2023.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $67 million and $196 million in the third quarter and year-to-date periods of 2023, respectively, versus $52 million and $147 million in 2022, respectively. Interest expense in 2023 was higher than 2022 primarily due to higher interest rates and higher average outstanding commercial paper. Refer to Note 9. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $10 million in the third quarter of 2023, a decrease of $16 million compared to the third quarter of 2022 primarily due to an investment loss in 2023 versus investment income in 2022 and foreign currency translation losses in 2023 versus foreign currency translation gains in 2022. Other income of $40 million in the year-to-date period of 2023 decreased $24 million compared to the prior year period primarily due to lower investment income versus the prior year and foreign currency translation losses in 2023 versus foreign currency translation gains in 2022.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of September 30, 2023, the Company had $990 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the third quarter and year-to-date periods of 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Net cash provided by operating activities	$982	$713	$2,500	$1,537
Additions to plant and equipment	(126)	(101)	(324)	(256)
Free cash flow	$856	$612	$2,176	$1,281

Cash dividends paid	$(396)	$(377)	$(1,194)	$(1,139)
Repurchases of common stock	(375)	(500)	(1,125)	(1,250)
Acquisition of businesses (excluding cash and equivalents)	—	—	—	(2)
Net proceeds from (repayments of) debt with original maturities of three months or less	(25)	443	(367)	1,078
Proceeds from debt with original maturities of more than three months	—	—	1,425	454
Repayments of debt with original maturities of more than three months	—	(247)	(678)	(1,110)
Other, net	31	10	75	23
Effect of exchange rate changes on cash and equivalents	(23)	(46)	(30)	(88)
Net increase (decrease) in cash and equivalents	$68	$(105)	$282	$(753)

Net cash provided by operating activities and free cash flow were lower in the third quarter and year-to-date periods of 2022 due to higher working capital investments to support revenue growth, including increased inventory levels to help mitigate supply chain risk and sustain customer service levels.

Stock Repurchase Programs

On August 3, 2018, the Company announced a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). Under the 2018 Program, the Company repurchased approximately 6.7 million shares of its common stock at an average price of $158.11 per share during

2019, approximately 4.2 million shares of its common stock at an average price of $167.69 per share during 2020, approximately 4.4 million shares of its common stock at an average price of $227.29 during 2021 and approximately 1.2 million shares of its common stock at an average price of $216.62 in the first quarter of 2022. The 2018 Program was completed in the first quarter of 2022.

On May 7, 2021, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). Under the 2021 Program, the Company repurchased approximately 0.6 million shares of its common stock at an average price of $209.29 in the first quarter of 2022, approximately 1.8 million shares of its common stock at an average price of $205.03 in the second quarter of 2022, approximately 2.4 million shares of its common stock at an average price of $204.54 in the third quarter of 2022, approximately 2.3 million shares of its common stock at an average price of $221.59 in the fourth quarter of 2022, approximately 1.6 million shares of its common stock at an average price of $233.62 in the first quarter of 2023, approximately 1.6 million shares of its common stock at an average price of $229.30 in the second quarter of 2023, and approximately 1.6 million shares of its common stock at an average price of $241.55 in the third quarter of 2023. As of September 30, 2023, there were approximately $365 million of authorized repurchases remaining under the 2021 Program.

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of September 30, 2023, there were $5.0 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the discrete tax benefit of $20 million in the second quarter of 2023 from net income and the effective tax rate for the nine months ended September 30, 2023. Additionally, for comparability, the Company excluded the discrete tax benefit of $51 million in the second quarter of 2022 from net income and the effective tax rate for the nine months ended September 30, 2022. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the third quarter and year-to-date periods of 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2023	2022	2023	2022
Numerator:
Net Income	$772	$727	$2,240	$2,127
Discrete tax benefit related to the second quarter 2023	—	—	(20)	—
Discrete tax benefit related to the second quarter 2022	—	—	—	(51)
Interest expense, net of tax (1)	51	39	150	112
Other (income) expense, net of tax (1)	(8)	(20)	(31)	(49)
Operating income after taxes	$815	$746	$2,339	$2,139

Denominator:
Invested capital:
Cash and equivalents	$990	$774	$990	$774
Trade receivables	3,163	3,031	3,163	3,031
Inventories	1,799	2,007	1,799	2,007
Net assets held for sale	—	75	—	75
Net plant and equipment	1,904	1,705	1,904	1,705
Goodwill and intangible assets	5,510	5,557	5,510	5,557
Accounts payable and accrued expenses	(2,168)	(2,177)	(2,168)	(2,177)
Debt	(8,066)	(7,628)	(8,066)	(7,628)
Other, net	(128)	(330)	(128)	(330)
Total net assets (stockholders' equity)	3,004	3,014	3,004	3,014
Cash and equivalents	(990)	(774)	(990)	(774)
Debt	8,066	7,628	8,066	7,628
Total invested capital	$10,080	$9,868	$10,080	$9,868

Average invested capital (2)	$10,237	$10,004	$10,239	$9,985

Net income to average invested capital (3)	30.1%	29.1%	29.2%	28.4%
After-tax return on average invested capital (3)	31.9%	29.9%	30.5%	28.6%

(1)    Effective tax rate used for interest expense and other (income) expense for the three months ended September 30, 2023 and 2022 was 23.8% and 23.9%, respectively. Effective tax rate used for interest expense and other (income) expense for the nine months ended September 30, 2023 and 2022 was 23.4% and 23.7%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

(3)    Returns for the three months ended September 30, 2023 and 2022 were converted to an annual rate by multiplying the calculated return by 4. Returns for the nine months ended September 30, 2023 and 2022 were converted to an annual rate by dividing the calculated return by 3 and multiplying it by 4.

A reconciliation of the tax rate for the nine months ended September 30, 2023, excluding the second quarter 2023 discrete tax benefit of $20 million related to amended 2021 U.S. taxes, is as follows:

	Nine Months Ended
	September 30, 2023
Dollars in millions	Income Taxes	Tax Rate
As reported	$656	22.7%
Discrete tax benefit related to the second quarter 2023	20	0.7%
As adjusted	$676	23.4%

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

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2023 and December 31, 2022 is summarized as follows:

In millions	September 30, 2023	December 31, 2022	Increase/ (Decrease)
Current assets:
Cash and equivalents	$990	$708	$282
Trade receivables	3,163	3,171	(8)
Inventories	1,799	2,054	(255)
Prepaid expenses and other current assets	336	329	7
Assets held for sale	—	8	(8)
Total current assets	6,288	6,270	18
Current liabilities:
Short-term debt	1,248	1,590	(342)
Accounts payable and accrued expenses	2,168	2,322	(154)
Liabilities held for sale	—	1	(1)
Other	566	547	19
Total current liabilities	3,982	4,460	(478)
Net working capital	$2,306	$1,810	$496

As of September 30, 2023, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of September 30, 2023 and December 31, 2022 was as follows:

In millions	September 30, 2023	December 31, 2022
Short-term debt	$1,248	$1,590
Long-term debt	6,818	6,173
Total debt	$8,066	$7,763

Short-term debt included commercial paper of $548 million and $1.1 billion as of September 30, 2023 and December 31, 2022, respectively. The weighted-average interest rate on commercial paper as of September 30, 2023 and December 31, 2022 was 5.37% and 4.35%, respectively. Short-term debt as of September 30, 2023 also included $700 million related to the 3.50% notes due March 1, 2024, which were reclassified from Long-term debt to Short-term debt in the first quarter of 2023. Additionally, Short-term debt as of December 31, 2022 included $535 million related to the 1.25% Euro notes due May 22, 2023, which were repaid on the due date.

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

On May 12, 2023, the Company borrowed €1.3 billion under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. As of September 30, 2023, the Company had $1.4 billion outstanding under the Euro Credit Agreement with an interest rate of 4.45%, which was included in Long-term debt as the Company intends to exercise its options to extend the termination date.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of September 30, 2023 or December 31, 2022.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended September 30, 2023 and December 31, 2022 was as follows:

Dollars in millions	September 30, 2023	December 31, 2022
Total debt	$8,066	$7,763

Net income	$3,147	$3,034
Add:
Interest expense	252	203
Other (income) expense	(231)	(255)
Income taxes	870	808
Depreciation	275	276
Amortization and impairment of intangible assets	120	134
EBITDA	$4,433	$4,200
Total debt to EBITDA ratio	1.8	1.8

Stockholders' Equity

The changes to stockholders' equity during the nine months ended 2023 were as follows:

In millions
Total stockholders' equity, December 31, 2022	$3,089
Net income	2,240
Repurchases of common stock	(1,125)
Dividends declared	(1,216)
Foreign currency translation adjustments, net of tax	(61)
Other, net	77
Total stockholders' equity, September 30, 2023	$3,004

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of the COVID-19 pandemic and global supply chain challenges, related government actions and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions including inflation, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, the Company's portion of future benefit payments related to pension and other postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the Company's employees to comply with applicable laws and regulations, the outcome of outstanding legal proceedings, and the potential impact of automotive industry labor actions. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) the COVID-19 pandemic and other pandemics or public health crises, related government actions and the Company's strategy in response thereto, (2) weaknesses or downturns in the markets served by the Company, (3) changes or deterioration in international and domestic political and economic conditions, such as the Russia and Ukraine conflict or U.S.-China trade relations and the impact of related economic and other sanctions, (4) the unfavorable impact of foreign currency fluctuations, (5) the Company's enterprise strategy initiatives may not have the desired impact on organic revenue growth, (6) market conditions and cost and availability of financing to fund the Company's share repurchases, (7) a delay or decrease in the introduction of new products into the Company's product lines, (8) any failure to protect the Company's intellectual property, (9) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (10) raw material price increases and supply shortages or delays, (11) financial market risks to the Company's obligations under its defined benefit pension plans, (12) negative effects of service interruptions, data corruption, cyber-based attacks, security breaches of our technology networks and systems or those of our vendors and third-party service providers, or violations of data privacy laws, (13) the potential negative impact of acquisitions on the Company's profitability and returns, (14) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (15) impact of tax legislation and regulatory action and changing tax rates, (16) potential adverse outcomes in legal proceedings or enforcement actions, (17) uncertainties related to environmental regulation and the physical risks of climate change, (18) potential failure of the Company's employees, agents or business partners to comply with anti-bribery, competition, import/export, trade sanctions, data privacy, human rights and other laws, and (19) increases in inflation or interest rates and the possibility of economic recession. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. These risks are not all-inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Any forward-looking statements made by ITW speak only as of the date on which they are made. ITW is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to exposures to market risk as reported in the Company's 2022 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2023. Based on such evaluation, the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2023, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2023 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On August 3, 2018, the Company announced a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2018 Program"). The 2018 Program was completed in the first quarter of 2022.

On May 7, 2021, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). As of September 30, 2023, there were approximately $365 million of authorized repurchases remaining under the 2021 Program.

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of September 30, 2023, there were $5.0 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity for the third quarter of 2023 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
July 2023	—	$—	—	$740
August 2023	0.9	$244.15	0.9	$5,518
September 2023	0.7	$237.88	0.7	$5,365
Total	1.6		1.6

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 24, 2023	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)