Form 10-Q
period 2024-03-31
ILLINOIS TOOL WORKS INC
filed 2024-05-02
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at March 31, 2024: 298.4 million

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2024	2023
Operating Revenue	$3,973	$4,019
Cost of revenue	2,145	2,341
Selling, administrative, and research and development expenses	676	675
Amortization and impairment of intangible assets	25	31
Operating Income	1,127	972
Interest expense	(71)	(60)
Other income (expense)	16	10
Income Before Taxes	1,072	922
Income Taxes	253	208
Net Income	$819	$714

Net Income Per Share:
Basic	$2.74	$2.34
Diluted	$2.73	$2.33

Shares of Common Stock Outstanding During the Period:
Average	298.9	305.0
Average assuming dilution	300.0	306.1

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2024	2023
Net Income	$819	$714

Foreign currency translation adjustments, net of tax	(51)	37
Pension and other postretirement benefit adjustments, net of tax	1	—
Other comprehensive income (loss)	(50)	37

Comprehensive Income	$769	$751

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and equivalents	$959	$1,065
Trade receivables	3,238	3,123
Inventories	1,825	1,707
Prepaid expenses and other current assets	349	340
Total current assets	6,371	6,235

Net plant and equipment	1,973	1,976
Goodwill	4,904	4,909
Intangible assets	653	657
Deferred income taxes	462	479
Other assets	1,290	1,262
	$15,653	$15,518

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$2,066	$1,825
Accounts payable	597	581
Accrued expenses	1,512	1,663
Cash dividends payable	418	419
Income taxes payable	251	187
Total current liabilities	4,844	4,675

Noncurrent Liabilities:
Long-term debt	6,259	6,339
Deferred income taxes	380	326
Noncurrent income taxes payable	151	151
Other liabilities	998	1,014
Total noncurrent liabilities	7,788	7,830

Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2024 and 2023 Outstanding- 298.4 shares in 2024 and 299.3 shares in 2023	6	6
Additional paid-in-capital	1,618	1,588
Retained earnings	27,523	27,122
Common stock held in treasury	(24,243)	(23,870)
Accumulated other comprehensive income (loss)	(1,884)	(1,834)
Noncontrolling interest	1	1
Total stockholders' equity	3,021	3,013
	$15,653	$15,518

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended March 31, 2024
Balance at December 31, 2023	$6	$1,588	$27,122	$(23,870)	$(1,834)	$1	$3,013
Net income	—	—	819	—	—	—	819
Common stock issued for stock-based compensation	—	15	—	4	—	—	19
Stock-based compensation expense	—	15	—	—	—	—	15
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(2)	—	—	(2)
Dividends declared ($1.40 per share)	—	—	(418)	—	—	—	(418)
Other comprehensive income (loss)	—	—	—	—	(50)	—	(50)
Balance at March 31, 2024	$6	$1,618	$27,523	$(24,243)	$(1,884)	$1	$3,021

Three Months Ended March 31, 2023
Balance at December 31, 2022	$6	$1,501	$25,799	$(22,377)	$(1,841)	$1	$3,089
Net income	—	—	714	—	—	—	714
Common stock issued for stock-based compensation	—	8	—	11	—	—	19
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(2)	—	—	(2)
Dividends declared ($1.31 per share)	—	—	(398)	—	—	—	(398)
Other comprehensive income (loss)	—	—	—	—	37	—	37
Balance at March 31, 2023	$6	$1,526	$26,115	$(22,743)	$(1,804)	$1	$3,101

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2024	2023
Cash Provided by (Used for) Operating Activities:
Net income	$819	$714
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	72	68
Amortization and impairment of intangible assets	25	31
Change in deferred income taxes	44	3
Net provision for (recoveries of) uncollectible accounts	(3)	3
(Income) loss from investments	3	(2)
(Gain) loss on sale of plant and equipment	—	(1)
Stock-based compensation expense	15	17
Cumulative effect of change in inventory accounting method	(117)	—
Other non-cash items, net	6	4
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(139)	(17)
Inventories	(12)	64
Prepaid expenses and other assets	(38)	(50)
Increase (decrease) in-
Accounts payable	22	2
Accrued expenses and other liabilities	(166)	(184)
Income taxes	57	77
Other, net	1	(1)
Net cash provided by operating activities	589	728
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(57)	—
Additions to plant and equipment	(95)	(113)
Proceeds from investments	6	2
Proceeds from sale of plant and equipment	2	3
Proceeds from sales of operations and affiliates	—	(3)
Other, net	(8)	—
Net cash provided by (used for) investing activities	(152)	(111)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(419)	(400)
Issuance of common stock	41	33
Repurchases of common stock	(375)	(375)
Net proceeds from (repayments of) debt with original maturities of three months or less	952	709
Repayments of debt with original maturities of more than three months	(700)	(138)
Other, net	(23)	(14)
Net cash provided by (used for) financing activities	(524)	(185)
Effect of Exchange Rate Changes on Cash and Equivalents	(19)	3
Cash and Equivalents:
Increase (decrease) during the period	(106)	435
Beginning of period	1,065	708
End of period	$959	$1,143
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$76	$62
Cash Paid During the Period for Income Taxes, Net of Refunds	$152	$128

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements— The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Interim results are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's 2023 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

Inventories— Inventories are stated at the lower of cost or net realizable value and include material, labor and factory overhead. As of December 31, 2023, the last-in, first-out ("LIFO") method was used to determine the cost of inventories at certain U.S. businesses representing approximately 23% of total inventories, and the first-in, first-out ("FIFO") method, which approximates current cost, was used for all other inventories. During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from LIFO to the FIFO method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company’s operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date.

The LIFO provision for the years ended December 31, 2023 and 2022 was $6 million of expense and $7 million of income, respectively, and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company has recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 7. Inventories for additional information regarding the Company’s inventory balances.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance which expands annual and interim disclosure requirements for reportable segments. The more significant provisions include the requirement to disclose significant segment expenses and certain disclosures made annually under existing guidance will be required for interim periods. The guidance is effective for the Company beginning with its annual reporting for the year ended December 31, 2024 and is required to be applied retrospectively to all periods presented. The Company is currently assessing the impact the guidance will have on its disclosures.

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

(2)    Acquisitions

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. This acquisition was not material to the Company’s results of operations, financial position or cash flows. The allocation of purchase price will be completed as soon as practicable, but no later than one year from the acquisition date.

(3)    Divestitures

The Company routinely reviews its portfolio of businesses relative to its business portfolio criteria and evaluates if further portfolio refinements may be needed. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as held for sale in periods prior to the sale of the business.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the three months ended March 31, 2023.

(4)    Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
In millions	2024	2023
Automotive OEM	$816	$796
Food Equipment	631	635
Test & Measurement and Electronics	696	703
Welding	476	493
Polymers & Fluids	432	447
Construction Products	488	526
Specialty Products	440	423
Intersegment revenue	(6)	(4)
Total operating revenue	$3,973	$4,019

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

(5)    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2024 and 2023 was 23.6% and 22.6%, respectively. The effective tax rates included discrete income tax benefits related to excess tax benefits from stock-based compensation of $9 million and $13 million for the three months ended March 31, 2024 and 2023, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $9 million related predominantly to the potential resolution of income tax examinations. The Company has recorded its best estimate of the potential exposure for these issues.

(6)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
In millions except per share amounts	2024	2023
Net Income	$819	$714
Net income per share—Basic:
Weighted-average common shares	298.9	305.0
Net income per share—Basic	$2.74	$2.34
Net income per share—Diluted:
Weighted-average common shares	298.9	305.0
Effect of dilutive stock options and restricted stock units	1.1	1.1
Weighted-average common shares assuming dilution	300.0	306.1
Net income per share—Diluted	$2.73	$2.33

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.2 million and 0.3 million antidilutive options outstanding for the three months ended March 31, 2024 and 2023, respectively.

(7)    Inventories

Inventories as of March 31, 2024 and December 31, 2023 were as follows:

In millions	March 31, 2024	December 31, 2023
Raw material	$719	$742
Work-in-process	236	234
Finished goods	870	848
LIFO reserve	—	(117)
Total inventories	$1,825	$1,707

During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from LIFO to the FIFO method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company’s operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. Refer to Note 1. Significant Accounting Policies for additional information regarding this change in accounting method.

(8)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$9	$9	$1	$1
Interest cost	23	23	6	6
Expected return on plan assets	(33)	(32)	(5)	(5)
Amortization of actuarial loss (gain)	2	1	(1)	(1)
Total net periodic benefit cost (income)	$1	$1	$1	$1

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $60 million to its pension plans and $37 million to its other postretirement benefit plans in 2024. As of March 31, 2024, contributions of $32 million to pension plans and $10 million to other postretirement benefit plans have been made.

(9)    Debt

Total debt as of March 31, 2024 and December 31, 2023 was as follows:

In millions	March 31, 2024	December 31, 2023
Short-term debt	$2,066	$1,825
Long-term debt	6,259	6,339
Total debt	$8,325	$8,164

Short-term debt included commercial paper of $1.4 billion and $464 million as of March 31, 2024 and December 31, 2023, respectively. The weighted-average interest rate on commercial paper as of March 31, 2024 and December 31, 2023 was 5.40% for both periods. Short-term debt also included $647 million as of March 31, 2024 and $661 million as of December 31, 2023 related to the 0.25% Euro notes due December 5, 2024, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2023. Additionally, Short-term debt as of December 31, 2023 included $700 million related to the 3.50% notes due March 1, 2024, which were repaid on the due date.

On May 5, 2023, the Company entered into a €1.3 billion Euro-denominated credit agreement (the "Euro Credit Agreement") with an initial termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. On May 12, 2023, the Company borrowed €1.3 billion of Euro term loans under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months. As of March 31, 2024, the Company had €1.3 billion outstanding under the Euro Credit Agreement with an interest rate of 4.61%, which was included in Long-term debt as the Company exercised its first option during the first quarter of 2024 and intends to exercise its second option to extend the termination date.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of March 31, 2024 or December 31, 2023.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2024 and December 31, 2023 were as follows:

In millions	March 31, 2024	December 31, 2023
Fair value	$6,573	$7,457
Carrying value	6,906	7,700

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(10)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
In millions	2024	2023
Beginning balance	$(1,834)	$(1,841)

Foreign currency translation adjustments during the period	(28)	27
Income taxes	(23)	10
Total foreign currency translation adjustments, net of tax	(51)	37

Pension and other postretirement benefit adjustments reclassified to income	1	—
Income taxes	—	—
Total pension and other postretirement benefit adjustments, net of tax	1	—

Ending balance	$(1,884)	$(1,804)

Pension and other postretirement benefit adjustments reclassified to income related primarily to the amortization of actuarial gains and losses. Refer to Note 8. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015, the €1.6 billion of Euro notes issued in June 2019 and the €1.3 billion term loan under the Euro Credit Agreement in May 2023 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full and on May 22, 2023, €500 million of the Euro notes issued in May 2015 were repaid on the due date. The carrying values of the outstanding 2019, 2015 and 2014 Euro notes and 2023 Euro term loan as of March 31, 2024 were $1.7 billion, $536 million, $530 million, and $1.4 billion, respectively. The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a gain of $97 million for the three months ended March 31, 2024 and a loss of $41 million for the three months ended March 31, 2023.

As of March 31, 2024 and 2023, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.6 billion and $1.5 billion, respectively, and after-tax unrecognized pension and other postretirement benefit costs of $326 million and $293 million, respectively.

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

ENTERPRISE STRATEGY: 2012-2023

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

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the three months ended March 31, 2023. Refer to Note 3. Divestitures in Item 1. Financial Statements for further information regarding this divestiture.

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. This acquisition was not material to the Company’s results of operations, financial position or cash flows.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2023 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $22 million as of March 31, 2024. The revenue for these subsidiaries for the three months ended March 31, 2024 was approximately $5 million. These subsidiaries are not material to the Company’s results of operations or financial position.

During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company’s operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. The LIFO provision for the years ended December 31, 2023 and 2022 was $6 million of expense and $7 million of income, respectively, and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company has recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies and Note 7. Inventories in Item 1. Financial Statements for additional information regarding this change in accounting method and the Company’s inventory balances.

In a challenging and dynamic environment, the Company delivered strong financial results in the first quarter of 2024 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for the first quarter of 2024 compared to 2023.

Operating Expenses

	Three Months Ended March 31,
Dollars in millions	2024	2023
Operating Revenue	$3,973	$4,019
Cost of revenue	$2,145	$2,341
Percent of operating revenue	54.0%	58.3%
Selling, administrative, and research and development expenses	$676	$675
Percent of operating revenue	17.0%	16.8%
Amortization and impairment of intangible assets	$25	$31
Percent of operating revenue	0.6%	0.8%

Cost of revenue was $2.1 billion and $2.3 billion in the first quarter of 2024 and 2023, respectively. Cost of revenue was 8.4% lower in the first quarter of 2024 compared to 2023 primarily due to the LIFO accounting method change, which reduced cost of revenue by 5.0%. Cost of revenue as a percent of operating revenue improved in the first quarter of 2024 compared to 2023 primarily due to the LIFO accounting method change and benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses and unfavorable operating leverage.

Selling, administrative, and research and development expenses were $676 million and $675 million in the first quarter of 2024 and 2023, respectively. Selling, administrative, and research and development expenses as a percent of operating revenue were slightly higher in 2024 compared to 2023 primarily due to higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

Amortization and impairment of intangible assets was lower in the first quarter of 2024 compared to 2023 primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operation by Segment" sections for additional discussion of operating results for the first quarter of 2024 compared to 2023.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,973	$4,019	(1.1)%	(0.6)%	(0.1)%	—%	(0.4)%	(1.1)%
Operating income	$1,127	$972	15.9%	16.1%	(0.2)%	0.4%	(0.4)%	15.9%
Operating margin %	28.4%	24.2%	420 bps	410 bps	—	10 bps	—	420 bps

•Operating revenue declined in the first quarter primarily due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue declined 0.6% as a decrease in the Construction Products, Welding, Test & Measurement and Electronics, Food Equipment and Polymers & Fluids segments was partially offset by growth in the Automotive OEM and Specialty Products segments. Product line simplification activities reduced organic revenue by 40 basis points.
◦North American organic revenue decreased 3.5% as all seven segments declined primarily driven by the Test & Measurement and Electronics and Automotive OEM segments.

◦Europe, Middle East and Africa organic revenue increased 1.3% as growth in the Specialty Products, Test & Measurement and Electronics and Automotive OEM segments was partially offset by a decline in the Construction Products, Polymers & Fluids, Welding and Food Equipment segments.
◦Asia Pacific increased 5.6% as growth in five segments, primarily driven by Automotive OEM, was partially offset by a decline in the Construction Products and Welding segments. Organic revenue in China increased 15.3% due to an increase in the Automotive OEM, Polymers & Fluids, Specialty Products, Test & Measurement and Electronics and Food Equipment segments, partially offset by a decline in the Construction Products and Welding segments.
•Operating income of $1.1 billion grew 15.9%, or 3.8% excluding the $117 million favorable impact of the LIFO accounting method change discussed previously.
•Operating margin of 28.4% increased 420 basis points. Excluding the 300 basis points of favorable impact from the LIFO accounting method change, operating margin increased 120 basis points primarily driven by benefits from the Company's enterprise initiatives of 140 basis points and favorable price/cost of 90 basis points, partially offset by higher employee-related expenses, mix and unfavorable operating leverage of 20 basis points.
•The Company's effective tax rate for the first quarter of 2024 and 2023 was 23.6% and 22.6%, respectively. The effective tax rates included discrete income tax benefits related to excess tax benefits from stock-based compensation of $9 million and $13 million for the first quarter of 2024 and 2023, respectively.
•Diluted earnings per share (EPS) of $2.73 for the first quarter of 2024 increased 17.2%, or 4.7% excluding the favorable impact of $0.29 from the LIFO accounting method change.
•The Company repurchased approximately 1.4 million shares of its common stock in the first quarter of 2024 for approximately $375 million.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2024	2023	2024	2023
Automotive OEM	$816	$796	$162	$128
Food Equipment	631	635	164	169
Test & Measurement and Electronics	696	703	163	172
Welding	476	493	156	157
Polymers & Fluids	432	447	111	109
Construction Products	488	526	143	145
Specialty Products	440	423	130	109
Intersegment revenue	(6)	(4)	—	—
Unallocated	—	—	98	(17)
Total	$3,973	$4,019	$1,127	$972

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in 2024 includes the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million. Refer to Note 1. Significant Accounting Policies and Note 7. Inventories in Item 1. Financial Statements for additional information regarding this change in accounting method and the Company’s inventory balances.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$816	$796	2.5%	3.4%	—%	—%	(0.9)%	2.5%
Operating income	$162	$128	26.1%	26.5%	—%	0.6%	(1.0)%	26.1%
Operating margin %	19.8%	16.1%	370 bps	360 bps	—	10 bps	—	370 bps

•Operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 3.4% compared to worldwide auto builds which decreased 1%. Product line simplification activities reduced organic revenue by 50 basis points.
◦North American organic revenue decreased 5.7% compared to North American auto builds which increased 1% primarily due to customer mix and product line simplification activities. Auto builds for the Detroit 3, where the Company has higher content, declined 4%.
◦European organic revenue grew 2.2% compared to European auto builds which decreased 2% primarily due to market penetration gains and customer mix.
◦Asia Pacific organic revenue increased 20.6%. China organic revenue grew 23.2%, including growth in the electric vehicles market and higher content in the Chinese original equipment manufacturers, versus China auto builds which increased 4%.
•Operating margin of 19.8% increased 370 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 100 basis points and positive operating leverage of 60 basis points, partially offset by higher employee-related expenses and continued investment in the business.

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

The results of operations for the Food Equipment segment for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$631	$635	(0.7)%	(1.4)%	—%	—%	0.7%	(0.7)%
Operating income	$164	$169	(3.2)%	(4.0)%	—%	0.1%	0.7%	(3.2)%
Operating margin %	26.0%	26.7%	(70) bps	(80) bps	—	10 bps	—	(70) bps

•Operating revenue declined due to lower organic revenue, partially offset by the favorable effect of foreign currency translation.
•Organic revenue decreased 1.4%, which had a challenging comparable in the prior year first quarter of 16.0% growth. Equipment organic revenue declined 3.7% and service organic revenue grew 3.2%.
◦North American organic revenue declined 2.3%. Equipment organic revenue decreased 5.0% with lower demand in the food service and restaurant end markets, partially offset by growth in the food retail end markets. Service organic revenue increased 2.7%.

◦International organic revenue was flat. Equipment organic revenue decreased 1.8% primarily due to lower demand in the European warewash and refrigeration end markets, partially offset by higher demand in the Asian warewash and the European cooking end markets. Service organic revenue increased 4.1%.
•Operating margin of 26.0% decreased 70 basis points primarily driven by higher employee-related expenses and unfavorable operating leverage of 30 basis points, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 50 basis points.

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

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$696	$703	(0.9)%	(1.3)%	0.8%	—%	(0.4)%	(0.9)%
Operating income	$163	$172	(5.3)%	(3.8)%	(1.0)%	0.3%	(0.8)%	(5.3)%
Operating margin %	23.4%	24.5%	(110) bps	(60) bps	(50) bps	10 bps	(10) bps	(110) bps

•Operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation, partially offset by revenue from an acquisition in the first quarter of 2024.
•On January 2, 2024, the Company completed the acquisition of one business for $57 million, net of cash acquired. Refer to Note 2. Acquisitions in Item 1. Financial Statements for additional information regarding the acquisition.
•Organic revenue decreased 1.3% primarily due to a decline in the semiconductor and electronics end markets, partially offset by growth in the MTS Test & Simulation business.
◦Organic revenue for the test and measurement businesses increased 2.1% primarily driven by growth in the MTS Test & Simulation business, partially offset by lower demand in the semiconductor and capital expenditure end markets in North America.
◦Electronics organic revenue decreased 7.9% primarily due to a decline in the consumer electronics and semiconductor end markets. The electronics assembly businesses decreased 23.8% primarily due to lower demand in North America and Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, were essentially flat as growth in Asia Pacific was offset by a decline in North America and Europe.
•Operating margin of 23.4% decreased 110 basis points primarily driven by product mix, higher employee-related expenses, the dilutive impact of 50 basis points from an acquisition in the first quarter of 2024 and unfavorable operating leverage of 40 basis points, partially offset by favorable price/cost of 90 basis points and benefits from the Company's enterprise initiatives.

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

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$476	$493	(3.4)%	(3.5)%	—%	—%	0.1%	(3.4)%
Operating income	$156	$157	(1.1)%	(1.4)%	—%	0.1%	0.2%	(1.1)%
Operating margin %	32.7%	31.9%	80 bps	70 bps	—	10 bps	—	80 bps

•Operating revenue declined primarily due to lower organic revenue.
•Organic revenue decreased 3.5%, which had a challenging comparable in the prior year first quarter of 10.2% growth. Consumables and equipment declined 6.4% and 1.7%, respectively.
◦North American organic revenue decreased 2.6% primarily due to a decline in the commercial and industrial end markets of 6.1% and 1.1%, respectively.
◦International organic revenue declined 8.0% primarily due to lower equipment demand in the general industrial and oil and gas end markets in Asia Pacific and lower demand in Europe.
•Operating margin of 32.7% increased 80 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 90 basis points, partially offset by higher employee-related expenses and unfavorable operating leverage of 50 basis points.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$432	$447	(3.3)%	(0.9)%	—%	—%	(2.4)%	(3.3)%
Operating income	$111	$109	2.3%	4.2%	—%	1.2%	(3.1)%	2.3%
Operating margin %	25.8%	24.4%	140 bps	120 bps	—	30 bps	(10) bps	140 bps

•Operating revenue declined due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue decreased 0.9% as a decline in North America and Europe was partially offset by growth in South America and Asia Pacific. Product line simplification activities reduced organic revenue by 30 basis points.

◦Organic revenue for the automotive aftermarket businesses decreased 1.8% primarily due to a decline in the body repair, car care and tire repair businesses in North America, partially offset by growth in the engine repair businesses in North America and higher demand in Europe.
◦Organic revenue for the fluids businesses was essentially flat as lower demand in Europe was offset by higher demand in the North American hygiene end market.
◦Organic revenue for the polymers businesses was essentially flat as growth in South America and Asia was offset by a decline in North America and Europe. Demand in North America and Europe was negatively impacted by decreases in the wind and industrial end markets.
•Operating margin of 25.8% increased 140 basis points primarily driven by favorable price/cost of 130 basis points, benefits from the Company's enterprise initiatives and lower intangible asset amortization expense, partially offset by higher employee-related expenses.

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

The results of operations for the Construction Products segment for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$488	$526	(7.3)%	(7.0)%	—%	—%	(0.3)%	(7.3)%
Operating income	$143	$145	(0.9)%	(0.8)%	—%	—%	(0.1)%	(0.9)%
Operating margin %	29.4%	27.5%	190 bps	190 bps	—	—	—	190 bps

•Operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 7.0% primarily due to lower demand across all major regions. Product line simplification activities reduced organic revenue by 40 basis points.
◦North American organic revenue decreased 2.5% primarily due to lower demand in the United States commercial and residential end markets of 13.0% and 0.6%, respectively. Organic revenue in Canada declined 4.7%.
◦International organic revenue decreased 11.9%. European organic revenue declined 11.1% primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue declined 12.8% primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin of 29.4% increased 190 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 10 basis points, partially offset by unfavorable operating leverage of 130 basis points and higher employee-related expenses.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$440	$423	3.8%	5.5%	(2.2)%	—%	0.5%	3.8%
Operating income	$130	$109	20.1%	18.2%	(0.4)%	1.4%	0.9%	20.1%
Operating margin %	29.7%	25.6%	410 bps	310 bps	50 bps	40 bps	10 bps	410 bps

•Operating revenue grew due to higher organic revenue and the favorable effect of foreign currency translation, partially offset by the impact of a divestiture in the second quarter of 2023.
•The Company divested a business on April 3, 2023. Operating revenue for this business that was included in the Company's results of operations for the first quarter of 2023 was $9 million.
•Organic revenue increased 5.5%. Equipment sales increased 42.6% primarily driven by higher demand in Europe and North America. Consumable sales declined 2.2% primarily due to lower demand in North America. Product line simplification activities reduced organic revenue by 140 basis points.
◦North American organic revenue decreased 0.5% primarily driven by a decline in the consumer packaging, specialty films, and decorating equipment businesses, partially offset by growth in the ground support equipment and appliance businesses.
◦International organic revenue increased 18.6% primarily due to growth in Europe in the ground support equipment and consumer packaging businesses and growth in Asia due to higher demand in the appliance business.
•Operating margin of 29.7% increased 410 basis points primarily driven by favorable price/cost of 160 basis points, favorable operating leverage of 110 basis points, benefits from the Company's enterprise initiatives, the favorable impact of a divestiture in the second quarter of 2023 and lower intangible asset amortization expense, partially offset by higher employee-related expenses and product mix.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense in the first quarter of 2024 increased to $71 million versus $60 million in the first quarter of 2023 primarily due to higher interest rates. Refer to Note 9. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $16 million in the first quarter of 2024, an increase of $6 million compared to the first quarter of 2023 primarily due to foreign currency translation gains in 2024 versus foreign currency translation losses in 2023, partially offset by lower investment income.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies in Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of March 31, 2024, the Company had $959 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
In millions	2024	2023
Net cash provided by operating activities	$589	$728
Additions to plant and equipment	(95)	(113)
Free cash flow	$494	$615

Cash dividends paid	$(419)	$(400)
Repurchases of common stock	(375)	(375)
Acquisition of businesses (excluding cash and equivalents)	(57)	—
Net proceeds from (repayments of) debt with original maturities of three months or less	952	709
Repayments of debt with original maturities of more than three months	(700)	(138)
Other, net	18	21
Effect of exchange rate changes on cash and equivalents	(19)	3
Net increase (decrease) in cash and equivalents	$(106)	$435

Stock Repurchase Programs

On May 7, 2021, the Company announced a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). Under the 2021 program, the Company repurchased approximately 7.1 million shares of its common stock at an average price of $210.46 per share during 2022, approximately 1.6 million shares of its common stock at an average price of $233.62 in the first quarter of 2023, approximately 1.6 million shares of its common stock at an average price of $229.30 in the second quarter of 2023, approximately 1.6 million shares of its common stock at an average price of $241.55 in the third quarter of 2023 and approximately 1.5 million shares of its common stock at an average price of $237.34 in the fourth quarter of 2023. The 2021 Program was completed in the fourth quarter of 2023.

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share in the fourth quarter of 2023 and approximately 1.4 million shares of its common stock at an average price of $259.07 per share in the first quarter of 2024. As of March 31, 2024, there were $4.6 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the cumulative effect of a change in inventory accounting method from net income in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies and Note 7. Inventories in Item 1. Financial Statements for additional information regarding this change in accounting method. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the first quarter of 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
Dollars in millions	2024	2023
Numerator:
Net Income	$819	$714
Cumulative effect of change in inventory accounting method, net of tax (1)	(88)	—
Interest expense, net of tax (2)	54	46
Other (income) expense, net of tax (2)	(12)	(8)
Operating income after taxes	$773	$752

Denominator:
Invested capital:
Cash and equivalents	$959	$1,143
Trade receivables	3,238	3,201
Inventories	1,825	2,000
Net assets held for sale	—	9
Net plant and equipment	1,973	1,885
Goodwill and intangible assets	5,557	5,622
Accounts payable and accrued expenses	(2,109)	(2,103)
Debt	(8,325)	(8,380)
Other, net	(97)	(276)
Total net assets (stockholders' equity)	3,021	3,101
Cash and equivalents	(959)	(1,143)
Debt	8,325	8,380
Total invested capital	$10,387	$10,338

Average invested capital (3)	$10,249	$10,241

Net income to average invested capital (4)	32.0%	27.9%
After-tax return on average invested capital (4)	30.1%	29.4%

(1)    Represents the cumulative effect of the change from the LIFO method of accounting to the FIFO method for certain U.S. businesses ($117 million pre-tax, or $88 million after-tax).

(2)    Effective tax rate used for interest expense and other (income) expense for the three months ended March 31, 2024 and 2023 was 23.6% and 22.6%, respectively.

(3)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of the periods presented.

(4)    Returns for the three months ended March 31, 2024 and 2023 were converted to an annual rate by multiplying the calculated return by 4.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2024 and December 31, 2023 is summarized as follows:

In millions	March 31, 2024	December 31, 2023	Increase/ (Decrease)
Current assets:
Cash and equivalents	$959	$1,065	$(106)
Trade receivables	3,238	3,123	115
Inventories	1,825	1,707	118
Prepaid expenses and other current assets	349	340	9
Total current assets	6,371	6,235	136
Current liabilities:
Short-term debt	2,066	1,825	241
Accounts payable and accrued expenses	2,109	2,244	(135)
Other	669	606	63
Total current liabilities	4,844	4,675	169
Net working capital	$1,527	$1,560	$(33)

As of March 31, 2024, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of March 31, 2024 and December 31, 2023 was as follows:

In millions	March 31, 2024	December 31, 2023
Short-term debt	$2,066	$1,825
Long-term debt	6,259	6,339
Total debt	$8,325	$8,164

Short-term debt included commercial paper of $1.4 billion and $464 million as of March 31, 2024 and December 31, 2023, respectively. The weighted-average interest rate on commercial paper as of March 31, 2024 and December 31, 2023 was 5.40% for both periods. Short-term debt also included $647 million as of March 31, 2024 and $661 million as of December 31, 2023 related to the 0.25% Euro notes due December 5, 2024, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2023. Additionally, Short-term debt as of December 31, 2023 included $700 million related to the 3.50% notes due March 1, 2024, which were repaid on the due date.

On May 5, 2023, the Company entered into a €1.3 billion Euro-denominated credit agreement (the "Euro Credit Agreement") with an initial termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. On May 12, 2023, the Company borrowed €1.3 billion of Euro term loans under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months. As of March 31, 2024, the Company had €1.3 billion outstanding under the Euro Credit Agreement with an interest rate of 4.61%, which was included in Long-term debt as the Company exercised its first option during the first quarter of 2024 and intends to exercise its second option to extend the termination date.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of March 31, 2024 or December 31, 2023.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2024 and December 31, 2023 was as follows:

Dollars in millions	March 31, 2024	December 31, 2023
Total debt	$8,325	$8,164

Net income	$3,062	$2,957
Add:
Interest expense	277	266
Other (income) expense	(55)	(49)
Income taxes	911	866
Depreciation	286	282
Amortization and impairment of intangible assets	107	113
EBITDA	$4,588	$4,435
Total debt to EBITDA ratio	1.8	1.8

Stockholders' Equity

The changes to stockholders' equity during the three months ended 2024 were as follows:

In millions
Total stockholders' equity, December 31, 2023	$3,013
Net income	819
Repurchases of common stock	(375)
Dividends declared	(418)
Other comprehensive income (loss)	(50)
Other, net	32
Total stockholders' equity, March 31, 2024	$3,021

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of global supply chain challenges and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions including inflation, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, the Company's portion of future benefit payments related to pension and other postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, such as the Russia and Ukraine conflict or U.S.-China trade relations and the impact of related economic and other sanctions, (3) the unfavorable impact of foreign currency fluctuations, (4) the Company's enterprise strategy initiatives may not have the desired impact on organic revenue growth, (5) market conditions and cost and availability of financing to fund the Company's share repurchases, (6) a delay or decrease in the introduction of new products into the Company's product lines, (7) any failure to protect the Company's intellectual property, (8) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (9) raw material price increases and supply shortages or delays, (10) financial market risks to the Company's obligations under its defined benefit pension plans, (11) negative effects of service interruptions, data corruption, cyber-based attacks, security breaches of our technology networks and systems or those of our vendors and third-party service providers, or violations of data privacy laws, (12) the potential negative impact of acquisitions on the Company's profitability and returns, (13) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (14) impact of tax legislation and regulatory action and changing tax rates, (15) potential adverse outcomes in legal proceedings or enforcement actions, (16) uncertainties related to environmental regulation and the physical risks of climate change, (17) potential failure of the Company's employees, agents or business partners to comply with anti-bribery, competition, import/export, trade sanctions, data privacy, human rights and other laws, (18) public health crises and related government actions, and (19) increases in inflation or interest rates and the possibility of economic recession. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to exposures to market risk as reported in the Company's 2023 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2024. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2024 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None. The Company's threshold for disclosing environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.

ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. Refer to the description of the Company's risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2023 Annual Report on Form 10-K. There have been no material changes to the risk factors described therein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 7, 2021, the Company announced a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). The 2021 Program was completed in the fourth quarter of 2023.

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of March 31, 2024, there were approximately $4.6 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity for the first quarter of 2024 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
January 2024	0.5	$257.82	0.5	$4,857
February 2024	0.5	$256.26	0.5	$4,730
March 2024	0.4	$263.77	0.4	$4,615
Total	1.4		1.4

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

18	Preferability Letter of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 2, 2024	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)