Form 10-Q
period 2024-06-30
ILLINOIS TOOL WORKS INC
filed 2024-08-02
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 1-4797

ILLINOIS TOOL WORKS INC.

(Exact name of registrant as specified in its charter)

Delaware			36-1258310
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
155 Harlem Avenue	Glenview	IL	60025
(Address of principal executive offices)			(Zip Code)

(Registrant's telephone number, including area code) 847-724-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	ITW	New York Stock Exchange
0.250% Euro Notes due 2024	ITW24A	New York Stock Exchange
0.625% Euro Notes due 2027	ITW27	New York Stock Exchange
3.250% Euro Notes due 2028	ITW28	New York Stock Exchange
2.125% Euro Notes due 2030	ITW30	New York Stock Exchange
1.00% Euro Notes due 2031	ITW31	New York Stock Exchange
3.375% Euro Notes due 2032	ITW32	New York Stock Exchange
3.00% Euro Notes due 2034	ITW34	New York Stock Exchange

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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at June 30, 2024: 296.9 million

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2024	2023	2024	2023
Operating Revenue	$4,027	$4,074	$8,000	$8,093
Cost of revenue	2,262	2,344	4,407	4,685
Selling, administrative, and research and development expenses	686	690	1,362	1,365
Amortization and impairment of intangible assets	25	30	50	61
Operating Income	1,054	1,010	2,181	1,982
Interest expense	(75)	(69)	(146)	(129)
Other income (expense)	26	20	42	30
Income Before Taxes	1,005	961	2,077	1,883
Income Taxes	246	207	499	415
Net Income	$759	$754	$1,578	$1,468

Net Income Per Share:
Basic	$2.55	$2.49	$5.29	$4.83
Diluted	$2.54	$2.48	$5.27	$4.81

Shares of Common Stock Outstanding During the Period:
Average	297.6	303.3	298.3	304.1
Average assuming dilution	298.5	304.2	299.3	305.2

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Net Income	$759	$754	$1,578	$1,468

Foreign currency translation adjustments, net of tax	(42)	(16)	(93)	21
Pension and other postretirement benefit adjustments, net of tax	1	—	2	—
Other comprehensive income (loss)	(41)	(16)	(91)	21

Comprehensive Income	$718	$738	$1,487	$1,489

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and equivalents	$862	$1,065
Trade receivables	3,250	3,123
Inventories	1,819	1,707
Prepaid expenses and other current assets	325	340
Total current assets	6,256	6,235

Net plant and equipment	2,011	1,976
Goodwill	4,910	4,909
Intangible assets	641	657
Deferred income taxes	448	479
Other assets	1,311	1,262
	$15,577	$15,518

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$2,044	$1,825
Accounts payable	576	581
Accrued expenses	1,615	1,663
Cash dividends payable	416	419
Income taxes payable	153	187
Total current liabilities	4,804	4,675

Noncurrent Liabilities:
Long-term debt	6,429	6,339
Deferred income taxes	381	326
Noncurrent income taxes payable	—	151
Other liabilities	1,001	1,014
Total noncurrent liabilities	7,811	7,830

Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2024 and 2023 Outstanding- 296.9 shares in 2024 and 299.3 shares in 2023	6	6
Additional paid-in-capital	1,636	1,588
Retained earnings	27,866	27,122
Common stock held in treasury	(24,622)	(23,870)
Accumulated other comprehensive income (loss)	(1,925)	(1,834)
Noncontrolling interest	1	1
Total stockholders' equity	2,962	3,013
	$15,577	$15,518

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended June 30, 2024
Balance at March 31, 2024	$6	$1,618	$27,523	$(24,243)	$(1,884)	$1	$3,021
Net income	—	—	759	—	—	—	759
Common stock issued for stock-based compensation	—	(1)	—	—	—	—	(1)
Stock-based compensation expense	—	19	—	—	—	—	19
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(4)	—	—	(4)
Dividends declared ($1.40 per share)	—	—	(416)	—	—	—	(416)
Other comprehensive income (loss)	—	—	—	—	(41)	—	(41)
Balance at June 30, 2024	$6	$1,636	$27,866	$(24,622)	$(1,925)	$1	$2,962

Three Months Ended June 30, 2023
Balance at March 31, 2023	$6	$1,526	$26,115	$(22,743)	$(1,804)	$1	$3,101
Net income	—	—	754	—	—	—	754
Common stock issued for stock-based compensation	—	6	—	6	—	—	12
Stock-based compensation expense	—	18	—	—	—	—	18
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(4)	—	—	(4)
Dividends declared ($1.31 per share)	—	—	(396)	—	—	—	(396)
Other comprehensive income (loss)	—	—	—	—	(16)	—	(16)
Balance at June 30, 2023	$6	$1,550	$26,473	$(23,116)	$(1,820)	$1	$3,094

Six Months Ended June 30, 2024
Balance at December 31, 2023	$6	$1,588	$27,122	$(23,870)	$(1,834)	$1	$3,013
Net income	—	—	1,578	—	—	—	1,578
Common stock issued for stock-based compensation	—	14	—	4	—	—	18
Stock-based compensation expense	—	34	—	—	—	—	34
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Excise tax on repurchases of common stock	—	—	—	(6)	—	—	(6)
Dividends declared ($2.80 per share)	—	—	(834)	—	—	—	(834)
Other comprehensive income (loss)	—	—	—	—	(91)	—	(91)
Balance at June 30, 2024	$6	$1,636	$27,866	$(24,622)	$(1,925)	$1	$2,962

Six Months Ended June 30, 2023
Balance at December 31, 2022	$6	$1,501	$25,799	$(22,377)	$(1,841)	$1	$3,089
Net income	—	—	1,468	—	—	—	1,468
Common stock issued for stock-based compensation	—	14	—	17	—	—	31
Stock-based compensation expense	—	35	—	—	—	—	35
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Excise tax on repurchases of common stock	—	—	—	(6)	—	—	(6)
Dividends declared ($2.62 per share)	—	—	(794)	—	—	—	(794)
Other comprehensive income (loss)	—	—	—	—	21	—	21
Balance at June 30, 2023	$6	$1,550	$26,473	$(23,116)	$(1,820)	$1	$3,094

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2024	2023
Cash Provided by (Used for) Operating Activities:
Net income	$1,578	$1,468
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	146	138
Amortization and impairment of intangible assets	50	61
Change in deferred income taxes	46	(5)
Net provision for (recoveries of) uncollectible accounts	(2)	4
(Income) loss from investments	—	(7)
(Gain) loss on sale of plant and equipment	—	(2)
Stock-based compensation expense	34	35
Cumulative effect of change in inventory accounting method	(117)	—
Other non-cash items, net	3	(5)
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(170)	(42)
Inventories	(7)	140
Prepaid expenses and other assets	(42)	(26)
Increase (decrease) in-
Accounts payable	4	(4)
Accrued expenses and other liabilities	(62)	(105)
Income taxes	(184)	(131)
Other, net	(1)	(1)
Net cash provided by operating activities	1,276	1,518
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(115)	—
Additions to plant and equipment	(211)	(198)
Proceeds from investments	10	7
Proceeds from sale of plant and equipment	5	5
Proceeds from sales of operations and affiliates	—	7
Other, net	(10)	(1)
Net cash provided by (used for) investing activities	(321)	(180)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(837)	(798)
Issuance of common stock	41	40
Repurchases of common stock	(750)	(750)
Net proceeds from (repayments of) debt with original maturities of three months or less	134	(342)
Proceeds from debt with original maturities of more than three months	1,606	1,425
Repayments of debt with original maturities of more than three months	(1,295)	(678)
Other, net	(24)	(14)
Net cash provided by (used for) financing activities	(1,125)	(1,117)
Effect of Exchange Rate Changes on Cash and Equivalents	(33)	(7)
Cash and Equivalents:
Increase (decrease) during the period	(203)	214
Beginning of period	1,065	708
End of period	$862	$922
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$159	$141
Cash Paid During the Period for Income Taxes, Net of Refunds	$637	$550

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

The LIFO provision for the years ended December 31, 2023 and 2022 was $6 million of expense and $7 million of income, respectively, and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 7. Inventories for additional information regarding the Company’s inventory balances.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance which expands annual and interim disclosure requirements for reportable segments. The more significant provisions include the requirement to disclose significant segment expenses and certain disclosures made annually under existing guidance will be required for interim periods. The guidance is effective for the Company beginning with its annual reporting for the year ending December 31, 2024 and is required to be applied retrospectively to all periods presented. The Company is currently assessing the impact the guidance will have on its disclosures.

In December 2023, the FASB issued authoritative guidance that expands the disclosure requirements for income taxes. The new guidance will require consistent categories and greater disaggregation of information presented in the effective tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. The guidance is effective for the Company beginning with its annual reporting for the year ending December 31, 2025 and is required to be applied prospectively, with retrospective application to prior periods allowed. The Company is currently assessing the impact the guidance will have on its disclosures.

(2)    Acquisitions

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The purchase price for both acquisitions is subject to certain closing adjustments. These acquisitions were not material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows. The allocation of purchase price for these acquisitions will be completed as soon as practicable, but no later than one year from the acquisition date.

(3)    Divestitures

The Company routinely reviews its portfolio of businesses relative to its business portfolio criteria and evaluates if further portfolio refinements may be needed. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as held for sale in periods prior to the sale of the business.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the six months ended June 30, 2023. There was no operating revenue related to this business included in the Company's results of operations for the three months ended June 30, 2023.

(4)    Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Automotive OEM	$815	$826	$1,631	$1,622
Food Equipment	667	654	1,298	1,289
Test & Measurement and Electronics	678	700	1,374	1,403
Welding	466	490	942	983
Polymers & Fluids	454	459	886	906
Construction Products	504	526	992	1,052
Specialty Products	449	423	889	846
Total segments	4,033	4,078	8,012	8,101
Intersegment revenue	(6)	(4)	(12)	(8)
Total operating revenue	$4,027	$4,074	$8,000	$8,093

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

(5)    Income Taxes

The Company's effective tax rate for the three months ended June 30, 2024 and 2023 was 24.4% and 21.4%, respectively, and 24.0% and 22.0% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates for 2024 and 2023 included discrete income tax benefits related to excess tax benefits from stock-based compensation of $1 million and $4 million for the three months ended June 30, 2024 and 2023, respectively, and $10 million and $17 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, the effective tax rate for the three and six months ended June 30, 2023 included a discrete income tax benefit of $20 million in second quarter of 2023 related to amended 2021 U.S. taxes.

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

(6)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2024	2023	2024	2023
Net Income	$759	$754	$1,578	$1,468
Net income per share—Basic:
Weighted-average common shares	297.6	303.3	298.3	304.1
Net income per share—Basic	$2.55	$2.49	$5.29	$4.83
Net income per share—Diluted:
Weighted-average common shares	297.6	303.3	298.3	304.1
Effect of dilutive stock options and restricted stock units	0.9	0.9	1.0	1.1
Weighted-average common shares assuming dilution	298.5	304.2	299.3	305.2
Net income per share—Diluted	$2.54	$2.48	$5.27	$4.81

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.2 million and 0.3 million antidilutive options outstanding for the three months ended June 30, 2024 and 2023, respectively, and 0.2 million and 0.3 million antidilutive options outstanding for the six months ended June 30, 2024 and 2023, respectively.

(7)    Inventories

Inventories as of June 30, 2024 and December 31, 2023 were as follows:

In millions	June 30, 2024	December 31, 2023
Raw material	$706	$742
Work-in-process	232	234
Finished goods	881	848
LIFO reserve	—	(117)
Total inventories	$1,819	$1,707

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

(8)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$9	$9	$1	$1	$18	$18	$2	$2
Interest cost	23	23	6	6	46	46	12	12
Expected return on plan assets	(33)	(32)	(6)	(6)	(66)	(64)	(11)	(11)
Amortization of actuarial loss (gain)	2	1	—	(1)	4	2	(1)	(2)
Total net periodic benefit cost (income)	$1	$1	$1	$—	$2	$2	$2	$1

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $60 million to its pension plans and $37 million to its other postretirement benefit plans in 2024. As of June 30, 2024, contributions of $35 million to pension plans and $19 million to other postretirement benefit plans have been made.

(9)    Debt

Total debt as of June 30, 2024 and December 31, 2023 was as follows:

In millions	June 30, 2024	December 31, 2023
Short-term debt	$2,044	$1,825
Long-term debt	6,429	6,339
Total debt	$8,473	$8,164

Short-term debt included commercial paper of $599 million and $464 million as of June 30, 2024 and December 31, 2023, respectively. The weighted-average interest rate on commercial paper as of June 30, 2024 and December 31, 2023 was 5.38% and 5.40%, respectively. Short-term debt also included $642 million as of June 30, 2024 and $661 million as of December 31, 2023 related to the 0.25% Euro notes due December 5, 2024, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2023. Short-term debt as of June 30, 2024 also included $803 million related to the Euro-denominated credit agreement (the "Euro Credit Agreement") entered into on May 5, 2023, which was reclassified to Short-term debt in the second quarter of 2024 since the debt, including the options to extend the termination date, is due in April 2025. Additionally, Short-term debt as of December 31, 2023 included $700 million related to the 3.50% notes due March 1, 2024, which were repaid on the due date.

On May 5, 2023, the Company entered into a €1.3 billion Euro Credit Agreement with an initial termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. On May 12, 2023, the Company borrowed €1.3 billion of Euro term loans under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months. As of December 31, 2023, the Company had €1.3 billion outstanding under the Euro Credit Agreement, which was included in Long-term debt as the Company intended to exercise its options to extend the termination date. The first option to extend the termination date was exercised in the first quarter of 2024. On May 22, 2024, the Company repaid €550 million of the term loans under the Euro Credit Agreement using a portion of the proceeds from the Euro notes issued on

May 17, 2024, as discussed below. As of June 30, 2024, the Company had €750 million remaining outstanding under the Euro Credit Agreement with an interest rate of 4.35%.

On May 17, 2024, the Company issued €650 million of 3.25% Euro notes due May 17, 2028 at 99.525% of face value and €850 million of 3.375% Euro notes due May 17, 2032 at 99.072% of face value. Proceeds from the issuance were used for general corporate purposes, including the repayment of a portion of the indebtedness under the commercial paper program and the Euro Credit Agreement.

The Company designated the outstanding balance of the term loan under the Euro Credit Agreement in May 2023 and the €1.5 billion of Euro notes issued in May 2024 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Refer to Note 10. Accumulated Other Comprehensive Income (Loss) for additional information regarding the net investment hedge.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of June 30, 2024 or December 31, 2023.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2024 and December 31, 2023 were as follows:

In millions	June 30, 2024	December 31, 2023
Fair value	$7,480	$7,457
Carrying value	7,875	7,700

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(10)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Beginning balance	$(1,884)	$(1,804)	$(1,834)	$(1,841)

Foreign currency translation adjustments during the period	(32)	(20)	(60)	7
Income taxes	(10)	4	(33)	14
Total foreign currency translation adjustments, net of tax	(42)	(16)	(93)	21

Pension and other postretirement benefit adjustments reclassified to income	2	—	3	—
Income taxes	(1)	—	(1)	—
Total pension and other postretirement benefit adjustments, net of tax	1	—	2	—

Ending balance	$(1,925)	$(1,820)	$(1,925)	$(1,820)

Pension and other postretirement benefit adjustments reclassified to income related primarily to the amortization of actuarial gains and losses. Refer to Note 8. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015, the €1.6 billion of Euro notes issued in June 2019, the €1.3 billion term loan under the Euro Credit Agreement in May 2023 and the €1.5 billion of Euro notes issued in May 2024 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full and on May 22, 2023, €500 million of the Euro notes issued in May 2015 were repaid on the due date. On May 22, 2024, the Company repaid €550 million of the term loans under the Euro Credit Agreement. The carrying values of the outstanding 2024, 2019, 2015 and 2014 Euro notes and 2023 Euro term loan as of June 30, 2024 were $1.6 billion, $1.7 billion, $532 million, $527 million, and $803 million, respectively. The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a gain of $42 million for the three months ended June 30, 2024, a loss of $17 million for the three months ended June 30, 2023, a gain of $139 million for the six months ended June 30, 2024 and a loss of $58 million for the six months ended June 30, 2023.

As of June 30, 2024 and 2023, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.6 billion and $1.5 billion, respectively, and after-tax unrecognized pension and other postretirement benefit costs of $325 million and $293 million, respectively.

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

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the six months ended June 30, 2023. There was no operating revenue related to this business included in the Company's results of operations for the three months ended June 30, 2023. Refer to Note 3. Divestitures in Item 1. Financial Statements for further information regarding this divestiture.

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The purchase price for both acquisitions is subject to certain closing adjustments. These acquisitions were not material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows. Refer to Note 2. Acquisitions in Item 1. Financial Statements for further information regarding these acquisitions.

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

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $26 million as of June 30, 2024. The revenue for these subsidiaries for the three and six months ended June 30, 2024 was approximately $6 million and $11 million, respectively. These subsidiaries are not material to the Company’s results of operations or financial position.

During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company’s operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. The LIFO provision for the years ended December 31, 2023 and 2022 was $6 million of expense and $7 million of income, respectively, and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies and Note 7. Inventories in Item 1. Financial Statements for additional information regarding this change in accounting method and the Company’s inventory balances.

In a challenging and dynamic environment, the Company delivered solid financial results in the second quarter and year-to-date periods of 2024 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for the second quarter and year-to-date periods of 2024 compared to 2023.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2024	2023	2024	2023
Operating Revenue	$4,027	$4,074	$8,000	$8,093
Cost of revenue	$2,262	$2,344	$4,407	$4,685
Percent of operating revenue	56.2%	57.5%	55.1%	57.9%
Selling, administrative, and research and development expenses	$686	$690	$1,362	$1,365
Percent of operating revenue	17.0%	17.0%	17.0%	16.9%
Amortization and impairment of intangible assets	$25	$30	$50	$61
Percent of operating revenue	0.6%	0.7%	0.6%	0.8%

Cost of revenue was $2.26 billion and $2.34 billion in the second quarter of 2024 and 2023, respectively. Cost of revenue was 3.5% lower in the second quarter of 2024 compared to 2023 primarily due to lower revenue and the effect of foreign currency translation, which reduced cost of revenue by 2.5% and 1.2%, respectively. Cost of revenue as a percent of operating revenue improved in the second quarter of 2024 compared to 2023 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses. In the year-to-date period, cost of revenue was $4.41 billion and $4.69 billion in 2024 and 2023, respectively. Cost of revenue was 5.9% lower in 2024 compared to 2023 primarily due to lower revenue and the first quarter 2024 LIFO accounting method change, which reduced cost of revenue by 2.8% and 2.5%, respectively. Cost of revenue as a percent of operating revenue improved in 2024 compared to 2023 primarily due to the LIFO accounting method change and benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses.

Selling, administrative, and research and development expenses were essentially flat in the second quarter and year-to-date periods of 2024 compared to the respective 2023 periods. Selling, administrative, and research and development expenses as a percent of operating revenue were also flat in the second quarter and year-to-date periods of 2024 compared to the respective 2023 periods, as benefits from the Company's enterprise initiatives were offset by higher employee-related expenses and the unfavorable impact of acquisitions in the first and second quarters of 2024.

Amortization and impairment of intangible assets was lower in the second quarter and year-to-date periods of 2024 compared to 2023 primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operation by Segment" sections for additional discussion of operating results for the second quarter and year-to-date periods of 2024 compared to 2023.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,027	$4,074	(1.2)%	(0.1)%	0.1%	—%	(1.2)%	(1.2)%
Operating income	$1,054	$1,010	4.5%	5.6%	(0.2)%	0.4%	(1.3)%	4.5%
Operating margin %	26.2%	24.8%	140 bps	140 bps	(10) bps	10 bps	—	140 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$8,000	$8,093	(1.2)%	(0.4)%	—%	—%	(0.8)%	(1.2)%
Operating income	$2,181	$1,982	10.1%	10.7%	(0.2)%	0.4%	(0.8)%	10.1%
Operating margin %	27.3%	24.5%	280 bps	270 bps	—	10 bps	—	280 bps

•Operating revenue decreased in the second quarter and year-to-date periods primarily due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue was essentially flat in the second quarter and year-to-date periods as growth in the Specialty Products, Polymers & Fluids, Food Equipment and Automotive OEM segments was offset by a decline in the Construction Products, Welding and Test & Measurement and Electronics segments. Product line simplification activities reduced organic revenue by 50 basis points and 40 basis points in the second quarter and year-to-date periods, respectively.
◦North American organic revenue decreased 2.0% in the second quarter as a decline in five segments was partially offset by growth in the Specialty Products and Food Equipment segments. In the year-to-date period, organic revenue declined 2.7% driven by a decrease in six segments, partially offset by an increase in the Specialty Products segment.
◦Europe, Middle East and Africa organic revenue increased 0.6% in the second quarter as growth in four segments was partially offset by a decline in the Test & Measurement and Electronics, Construction Products and Automotive OEM segments. In the year-to-date period, organic revenue grew 1.0% driven by growth in six segments, partially offset by a decline in the Construction Products segment.
◦Asia Pacific organic revenue increased 2.9% in the second quarter and 4.2% in the year-to-date period primarily due to growth in the Automotive OEM segment of 10.3% and 15.1% in each respective period. Organic revenue in China increased 4.6% and 9.5% in the second quarter and year-to-date periods, respectively, driven by an increase in five segments, primarily due to growth in the Automotive OEM segment, partially offset by a decline in the Test & Measurement and Electronics and Construction Products segments.
•Operating income of $1.1 billion increased 4.5% in the second quarter compared to the prior year. In the year-to-date period, operating income of $2.2 billion grew 10.1%, or 4.2% excluding the $117 million favorable impact of the LIFO accounting method change discussed previously.
•Operating margin was 26.2% in the second quarter. The increase of 140 basis points was primarily due to benefits from the Company's enterprise initiatives of 140 basis points and favorable price/cost of 40 basis points, partially offset by higher employee-related expenses and mix.
•In the year-to-date period, operating margin of 27.3% increased 280 basis points. Excluding the 150 basis points of favorable impact from the LIFO accounting method change, operating margin increased 130 basis points primarily driven by benefits from the Company's enterprise initiatives of 140 basis points and favorable price/cost of 70 basis points, partially offset by higher employee-related expenses and mix.
•The Company's effective tax rate for the second quarter of 2024 and 2023 was 24.4% and 21.4%, respectively, and 24.0% and 22.0% for the year-to-date periods of 2024 and 2023, respectively. The effective tax rates for 2024 and 2023 included discrete income tax benefits related to excess tax benefits from stock-based compensation of $1 million and $4 million for the second quarter of 2024 and 2023, respectively, and $10 million and $17 million for the year-to-date period of 2024 and 2023, respectively. Additionally, the effective tax rate for the second quarter and year-to-date periods of 2023 included a discrete income tax benefit of $20 million related to amended 2021 U.S. taxes.

•Diluted earnings per share (EPS) of $2.54 for the second quarter and $5.27 for the year-to-date period of 2024 increased 2.4% and 9.6%, respectively. In the year-to-date period, EPS increased 3.5% excluding the favorable effect of the first quarter 2024 LIFO accounting method change of $0.29.
•The Company repurchased approximately 1.6 million and 3.0 million shares of its common stock in the second quarter and year-to-date periods of 2024, respectively, for approximately $375 million and $750 million, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2024	2023	2024	2023	2024	2023	2024	2023
Automotive OEM	$815	$826	$157	$139	$1,631	$1,622	$319	$267
Food Equipment	667	654	180	182	1,298	1,289	344	351
Test & Measurement and Electronics	678	700	159	162	1,374	1,403	322	334
Welding	466	490	153	167	942	983	309	324
Polymers & Fluids	454	459	128	119	886	906	239	228
Construction Products	504	526	148	154	992	1,052	291	299
Specialty Products	449	423	144	109	889	846	274	218
Total segments	4,033	4,078	1,069	1,032	8,012	8,101	2,098	2,021
Intersegment revenue	(6)	(4)	—	—	(12)	(8)	—	—
Unallocated	—	—	(15)	(22)	—	—	83	(39)
Total	$4,027	$4,074	$1,054	$1,010	$8,000	$8,093	$2,181	$1,982

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in the six months ended June 30, 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies and Note 7. Inventories in Item 1. Financial Statements for additional information regarding this change in accounting method and the Company’s inventory balances.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$815	$826	(1.3)%	0.4%	—%	—%	(1.7)%	(1.3)%
Operating income	$157	$139	13.8%	13.0%	—%	3.0%	(2.2)%	13.8%
Operating margin %	19.4%	16.8%	260 bps	210 bps	—	50 bps	—	260 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,631	$1,622	0.6%	1.9%	—%	—%	(1.3)%	0.6%
Operating income	$319	$267	19.7%	19.5%	—%	1.8%	(1.6)%	19.7%
Operating margin %	19.6%	16.4%	320 bps	290 bps	—	30 bps	—	320 bps

•Operating revenue decreased in the second quarter due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue. In the year-to-date period, operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 0.4% in the second quarter and 1.9% in the year-to-date period compared to worldwide auto builds which were flat in both respective periods. Product line simplification activities reduced organic revenue by 50 basis points in the second quarter and year-to-date periods.
◦North American organic revenue decreased 4.1% and 4.9% in the second quarter and year-to-date periods, respectively, compared to North American auto builds which grew 2% in the second quarter and year-to-date periods primarily due to customer mix and product line simplification activities. Auto builds for the Detroit 3, where the Company has higher content, declined 4% in the second quarter and 3% in the year-to-date period.
◦European organic revenue decreased 1.7% in the second quarter and grew 0.3% in the year-to-date period compared to European auto builds which decreased 6% in the second quarter and 3% in the year-to-date period primarily due to market penetration gains.
◦Asia Pacific organic revenue increased 10.3% and 15.1% in the second quarter and year-to-date periods, respectively. China organic revenue increased 6.5% and 14.0% in the second quarter and year-to-date periods, respectively, including growth in the electric vehicles market and higher content in the Chinese original equipment manufacturers, versus China auto builds which increased 4% in the second quarter and 5% in the year-to-date period. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, decreased 17% and 12% in the second quarter and year-to-date periods, respectively.
•Operating margin was 19.4% in the second quarter. The increase of 260 basis points was primarily driven by benefits from the Company's enterprise initiatives, lower restructuring expenses and favorable price/cost of 30 basis points, partially offset by higher employee-related expenses and continued investment in the business.
•In the year-to-date period, operating margin of 19.6% increased 320 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 60 basis points and positive operating leverage of 40 basis points, partially offset by higher employee-related expenses and continued investment in the business.

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

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$667	$654	2.1%	2.5%	—%	—%	(0.4)%	2.1%
Operating income	$180	$182	(0.7)%	0.5%	—%	(0.9)%	(0.3)%	(0.7)%
Operating margin %	27.1%	27.8%	(70) bps	(50) bps	—	(20) bps	—	(70) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,298	$1,289	0.7%	0.6%	—%	—%	0.1%	0.7%
Operating income	$344	$351	(1.9)%	(1.7)%	—%	(0.4)%	0.2%	(1.9)%
Operating margin %	26.5%	27.2%	(70) bps	(60) bps	—	(10) bps	—	(70) bps

•Operating revenue increased in the second quarter due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue grew primarily due to higher organic revenue.
•Organic revenue increased 2.5% in the second quarter as equipment and service organic revenue grew 1.4% and 4.6%, respectively. In the year-to-date period, organic revenue grew 0.6% as equipment organic revenue declined 1.1% and service organic revenue grew 3.9%.
◦North American organic revenue increased 1.8% in the second quarter. Equipment organic revenue increased 1.2% primarily due to higher demand in the institutional and food retail end markets, partially offset by a decline in the independent restaurant end market. Service organic revenue increased 2.9%. In the year-to-date period, North American organic revenue declined 0.2%. Equipment organic revenue declined 1.9% primarily due to lower demand in the independent restaurant end market, partially offset by growth in the food retail and institutional end markets. Service organic revenue grew 2.8%.
◦International organic revenue increased 3.5% and 1.9% in the second quarter and year-to-date periods, respectively. Equipment organic revenue increased 1.6% in the second quarter and was flat in the year-to-date period primarily due to higher demand in the European warewash and cooking end markets and growth in Asia Pacific, offset by lower demand in the European refrigeration end market. Service organic revenue increased 7.7% and 5.9% in the second quarter and year-to-date periods, respectively.
•Operating margin was 27.1% in the second quarter. The decrease of 70 basis points was primarily driven by higher employee-related expenses and additional investment in the business, partially offset by benefits from the Company's enterprise initiatives, favorable operating leverage of 50 basis points and favorable price/cost of 20 basis points.
•In the year-to-date period, operating margin of 26.5% decreased 70 basis points primarily driven by higher employee-related expenses and additional investment in the business, partially offset by benefits from the Company's enterprise initiatives, favorable price/cost of 40 basis points and favorable operating leverage of 20 basis points.

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$678	$700	(3.2)%	(3.1)%	0.8%	—%	(0.9)%	(3.2)%
Operating income	$159	$162	(2.0)%	1.3%	(1.3)%	(0.9)%	(1.1)%	(2.0)%
Operating margin %	23.5%	23.2%	30 bps	100 bps	(50) bps	(20) bps	—	30 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,374	$1,403	(2.1)%	(2.2)%	0.8%	—%	(0.7)%	(2.1)%
Operating income	$322	$334	(3.7)%	(1.3)%	(1.1)%	(0.3)%	(1.0)%	(3.7)%
Operating margin %	23.4%	23.8%	(40) bps	20 bps	(50) bps	(10) bps	—	(40) bps

•Operating revenue decreased in the second quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation, partially offset by revenue from acquisitions in the first and second quarters of 2024.
•The Company completed the acquisition of one business for $57 million, net of cash acquired, on January 2, 2024, and completed the acquisition of a second business for $59 million, net of cash acquired, on April 1, 2024. Refer to Note 2. Acquisitions in Item 1. Financial Statements for additional information regarding these acquisitions.
•Organic revenue decreased 3.1% and 2.2% in the second quarter and year-to-date periods, respectively, primarily due to a decline in the semiconductor and electronics end markets, partially offset by growth in the MTS Test & Simulation business.
◦Organic revenue for the test and measurement businesses decreased 3.2% and 0.6% in the second quarter and year-to-date periods, respectively, primarily driven by lower demand in the semiconductor and general industrial end markets in North America, partially offset by growth in the MTS Test & Simulation business.
◦Electronics organic revenue decreased 3.0% in the second quarter and 5.6% in the year-to-date period primarily due to a decline in the consumer electronics and semiconductor end markets. The electronics assembly businesses decreased 15.0% and 19.7% in the second quarter and year-to-date periods, respectively, primarily due to lower demand in North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 2.2% in the second quarter and 1.1% in the year-to-date period due to higher demand across all major regions.
•Operating margin was 23.5% in the second quarter. The increase of 30 basis points was primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 50 basis points, partially offset by product mix, unfavorable operating leverage of 90 basis points, the dilutive impact of 50 basis points from acquisitions in 2024 and higher employee-related expenses.
•In the year-to-date period, operating margin of 23.4% decreased 40 basis points primarily driven by product mix, unfavorable operating leverage of 60 basis points, the dilutive impact of 50 basis points from acquisitions in 2024 and higher employee-related expenses, partially offset by favorable price/cost of 70 basis points and benefits from the Company's enterprise initiatives.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and construction, energy, MRO, industrial capital goods and automotive original equipment manufacturers and tiers markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$466	$490	(5.0)%	(4.7)%	—%	—%	(0.3)%	(5.0)%
Operating income	$153	$167	(8.0)%	(8.1)%	—%	0.2%	(0.1)%	(8.0)%
Operating margin %	32.9%	33.9%	(100) bps	(120) bps	—	10 bps	10 bps	(100) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$942	$983	(4.2)%	(4.1)%	—%	—%	(0.1)%	(4.2)%
Operating income	$309	$324	(4.7)%	(4.8)%	—%	0.2%	(0.1)%	(4.7)%
Operating margin %	32.8%	32.9%	(10) bps	(20) bps	—	10 bps	—	(10) bps

•Operating revenue decreased in the second quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 4.7% in the second quarter as equipment and consumables declined 5.4% and 3.4%, respectively. In the year-to-date period, organic revenue declined 4.1% as equipment and consumables declined 3.5% and 4.9%, respectively.
◦North American organic revenue declined 6.2% in the second quarter and 4.4% in the year-to-date period. In the second quarter, the industrial and commercial end markets decreased 7.5% and 5.7%, respectively. In the year-to-date period, the industrial and commercial end markets declined 4.3% and 5.9%, respectively.
◦International organic revenue increased 3.4% in the second quarter primarily due to higher demand in Europe, partially offset by lower demand in the general industrial and oil and gas end markets in Asia Pacific. In the year-to-date period, organic revenue declined 2.4% primarily due to lower demand in the general industrial and oil and gas end markets in Asia Pacific, partially offset by growth in Europe.
•Operating margin was 32.9% in the second quarter. The decrease of 100 basis points was primarily driven by higher employee-related expenses and unfavorable operating leverage of 70 basis points, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 60 basis points.
•In the year-to-date period, operating margin of 32.8% decreased 10 basis points primarily driven by higher employee-related expenses and unfavorable operating leverage of 60 basis points, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 70 basis points.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$454	$459	(1.3)%	2.6%	—%	—%	(3.9)%	(1.3)%
Operating income	$128	$119	7.2%	9.7%	—%	2.3%	(4.8)%	7.2%
Operating margin %	28.2%	25.9%	230 bps	180 bps	—	60 bps	(10) bps	230 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$886	$906	(2.3)%	0.9%	—%	—%	(3.2)%	(2.3)%
Operating income	$239	$228	4.9%	7.1%	—%	1.8%	(4.0)%	4.9%
Operating margin %	27.0%	25.2%	180 bps	150 bps	—	50 bps	(20) bps	180 bps

•Operating revenue decreased in the second quarter and year-to-date periods due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue increased 2.6% and 0.9% in the second quarter and year-to-date periods, respectively. Product line simplification activities reduced organic revenue by 20 basis points in the second quarter and 30 basis points in the year-to-date period.
◦Organic revenue for the polymers businesses grew 10.0% and 5.2% in the second quarter and year-to-date periods, respectively, primarily due to increases in South America, Europe and Asia Pacific, partially offset by a decrease in North America.
◦Organic revenue for the fluids businesses grew 4.0% in the second quarter and 1.9% in the year-to-date period driven by higher demand in Europe primarily due to growth in the hygiene end market.
◦Organic revenue for the automotive aftermarket businesses declined 2.1% in the second quarter and 1.9% in the year-to-date period primarily due to lower demand in the North American body repair, car care and tire repair businesses, partially offset by growth in the North American engine repair business and the European additives and tire repair businesses.
•Operating margin was 28.2% in the second quarter. The increase of 230 basis points was primarily driven by benefits from the Company's enterprise initiatives, lower restructuring expenses, favorable price/cost of 50 basis points, favorable operating leverage of 50 basis points and lower intangible asset amortization expense, partially offset by higher employee-related expenses.
•In the year-to-date period, operating margin of 27.0% increased 180 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 90 basis points, lower restructuring expenses, lower intangible asset amortization expense and favorable operating leverage of 20 basis points, partially offset by higher employee-related expenses.

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

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$504	$526	(4.3)%	(3.8)%	—%	—%	(0.5)%	(4.3)%
Operating income	$148	$154	(4.1)%	(1.4)%	—%	(2.0)%	(0.7)%	(4.1)%
Operating margin %	29.4%	29.3%	10 bps	70 bps	—	(60) bps	—	10 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$992	$1,052	(5.8)%	(5.4)%	—%	—%	(0.4)%	(5.8)%
Operating income	$291	$299	(2.6)%	(1.1)%	—%	(1.0)%	(0.5)%	(2.6)%
Operating margin %	29.4%	28.4%	100 bps	130 bps	—	(30) bps	—	100 bps

•Operating revenue declined in the second quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 3.8% and 5.4% in the second quarter and year-to-date periods, respectively, primarily due to lower demand across all major regions. Product line simplification activities reduced organic revenue by 40 basis points in the second quarter and year-to-date periods.
◦North American organic revenue declined 1.9% in the second quarter and 2.2% in the year-to-date period due to lower demand in the residential and commercial end markets. Organic revenue in the United States residential end market decreased 1.6% and 1.1% in the second quarter and year-to-date periods, respectively, and the commercial end market declined 8.9% in the second quarter and 10.8% in the year-to-date period. Organic revenue in Canada grew 11.9% and 2.9% in the second quarter and year-to-date periods, respectively.
◦International organic revenue declined 5.9% in the second quarter and 8.9% in the year-to-date period. European organic revenue decreased 6.6% in the second quarter and 8.9% in the year-to-date period primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue declined 5.1% and 9.0% in the second quarter and year-to-date periods, respectively, primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin was 29.4% in the second quarter. The increase of 10 basis points was primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 10 basis points, partially offset by unfavorable operating leverage of 80 basis points, higher restructuring expenses and higher employee-related expenses.
•In the year-to-date period, operating margin of 29.4% increased 100 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 10 basis points, partially offset by unfavorable operating leverage of 90 basis points and higher employee-related expenses.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$449	$423	6.2%	6.7%	—%	—%	(0.5)%	6.2%
Operating income	$144	$109	30.3%	28.1%	—%	2.6%	(0.4)%	30.3%
Operating margin %	31.9%	26.0%	590 bps	520 bps	—	70 bps	—	590 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$889	$846	5.0%	6.1%	(1.1)%	—%	—%	5.0%
Operating income	$274	$218	25.3%	23.2%	(0.2)%	2.0%	0.3%	25.3%
Operating margin %	30.8%	25.8%	500 bps	420 bps	30 bps	50 bps	—	500 bps

•Operating revenue increased in the second quarter due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue grew due to higher organic revenue, partially offset by the impact of a divestiture in the second quarter of 2023.
•The Company divested a business on April 3, 2023. There was no operating revenue for this business in the second quarter of 2023 and $9 million in the year-to-date period of 2023.
•Organic revenue increased 6.7% in the second quarter as consumables and equipment sales grew 5.1% and 12.8%, respectively. In the year-to-date period, organic revenue grew 6.1% as equipment sales grew 26.2% and consumables increased 1.4%. In both respective periods, organic revenue grew in all major regions. Product line simplification activities reduced organic revenue by 230 basis points in the second quarter and 190 basis points in the year-to-date period.
◦North American organic revenue grew 4.7% in the second quarter primarily driven by growth in the ground support equipment, consumer packaging, strength films and appliance businesses, partially offset by a decline in the decorative and thermal foils businesses. In the year-to-date period, organic revenue increased 2.0% primarily driven by growth in the ground support equipment, appliance and strength films businesses, partially offset by a decline in the decorative and thermal foils and consumer packaging businesses.
◦International organic revenue increased 10.4% in the second quarter primarily due to growth in Europe in the ground support equipment and appliance businesses, partially offset by a decline in the consumer packaging businesses. In the year-to-date period, organic revenue grew 14.3% primarily due to an increase in Europe in the ground support equipment, consumer packaging and appliance businesses.
•Operating margin was 31.9% in the second quarter. The increase of 590 basis points was primarily driven by benefits from the Company's enterprise initiatives, favorable operating leverage of 130 basis points, favorable price/cost of 100 basis points, lower restructuring expenses, and lower intangible asset amortization expense, partially offset by higher employee-related expenses and product mix.
•In the year-to-date period, operating margin of 30.8% increased 500 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 130 basis points, favorable operating leverage of 120 basis points, lower restructuring expenses, lower intangible asset amortization expense and the favorable impact of a divestiture in the second quarter of 2023, partially offset by higher employee-related expenses and product mix.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $75 million and $146 million in the second quarter and year-to-date periods of 2024, respectively, versus $69 million and $129 million in 2023, respectively. Interest expense in 2024 was higher than 2023 primarily due to higher interest rates, the issuance of the Euro notes in May of 2024 and higher average outstanding commercial paper compared to 2023, partially offset by the repayment of the $700 million notes due March 1, 2024. Refer to Note 9. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $26 million in the second quarter of 2024 and $42 million in the year-to-date period, an increase of $6 million compared to the second quarter of 2023 and an increase of $12 million in the year-to-date period primarily due to foreign currency translation gains in 2024 versus foreign currency translation losses in 2023, partially offset by lower investment income in 2024.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies in Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of June 30, 2024, the Company had $862 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Net cash provided by operating activities	$687	$790	$1,276	$1,518
Additions to plant and equipment	(116)	(85)	(211)	(198)
Free cash flow	$571	$705	$1,065	$1,320

Cash dividends paid	$(418)	$(398)	$(837)	$(798)
Repurchases of common stock	(375)	(375)	(750)	(750)
Acquisition of businesses (excluding cash and equivalents)	(58)	—	(115)	—
Net proceeds from (repayments of) debt with original maturities of three months or less	(818)	(1,051)	134	(342)
Proceeds from debt with original maturities of more than three months	1,606	1,425	1,606	1,425
Repayments of debt with original maturities of more than three months	(595)	(540)	(1,295)	(678)
Other, net	4	23	22	44
Effect of exchange rate changes on cash and equivalents	(14)	(10)	(33)	(7)
Net increase (decrease) in cash and equivalents	$(97)	$(221)	$(203)	$214

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

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share in the fourth quarter of 2023, approximately 1.4 million shares of its common stock at an average price of $259.07 per share in the first quarter of 2024 and approximately 1.6 million shares of its common stock at an average price of $247.42 in the second quarter of 2024. As of June 30, 2024, there were $4.2 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the discrete tax benefit of $20 million in the second quarter of 2023 from net income and the effective tax rate for the three and six months ended June 30, 2023. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the second quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2024	2023	2024	2023
Numerator:
Net Income	$759	$754	$1,578	$1,468
Discrete tax benefit related to the second quarter 2023	—	(20)	—	(20)
Interest expense, net of tax (1)	57	53	111	99
Other (income) expense, net of tax (1)	(20)	(15)	(32)	(23)
Operating income after taxes	$796	$772	$1,657	$1,524

Denominator:
Invested capital:
Cash and equivalents	$862	$922	$862	$922
Trade receivables	3,250	3,216	3,250	3,216
Inventories	1,819	1,921	1,819	1,921
Net plant and equipment	2,011	1,901	2,011	1,901
Goodwill and intangible assets	5,551	5,595	5,551	5,595
Accounts payable and accrued expenses	(2,191)	(2,215)	(2,191)	(2,215)
Debt	(8,473)	(8,222)	(8,473)	(8,222)
Other, net	133	(24)	133	(24)
Total net assets (stockholders' equity)	2,962	3,094	2,962	3,094
Cash and equivalents	(862)	(922)	(862)	(922)
Debt	8,473	8,222	8,473	8,222
Total invested capital	$10,573	$10,394	$10,573	$10,394

Average invested capital (2)	$10,480	$10,366	$10,357	$10,292

Net income to average invested capital (3)	29.0%	29.1%	30.5%	28.5%
After-tax return on average invested capital (3)	30.4%	29.8%	32.0%	29.6%

(1)    Effective tax rate used for interest expense and other (income) expense for the three months ended June 30, 2024 and 2023 was 24.4% and 23.6%, respectively. Effective tax rate used for interest expense and other (income) expense for the six months ended June 30, 2024 and 2023 was 24.0% and 23.1%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

(3)    Returns for the three months ended June 30, 2024 and 2023 were converted to an annual rate by multiplying the calculated return by 4. Returns for the six months ended June 30, 2024 and 2023 were converted to an annual rate by multiplying the calculated return by 2.

After-tax ROIC for the six months ended June 30, 2024 included 170 basis points of favorable impact related to the cumulative effect of the change from the LIFO method of accounting to the FIFO method for certain U.S. businesses ($117 million pre-tax, or $88 million after-tax) in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies and Note 7. Inventories in Item 1. Financial Statements for additional information regarding this change in accounting method.

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

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2024 and December 31, 2023 is summarized as follows:

In millions	June 30, 2024	December 31, 2023	Increase/ (Decrease)
Current assets:
Cash and equivalents	$862	$1,065	$(203)
Trade receivables	3,250	3,123	127
Inventories	1,819	1,707	112
Prepaid expenses and other current assets	325	340	(15)
Total current assets	6,256	6,235	21
Current liabilities:
Short-term debt	2,044	1,825	219
Accounts payable and accrued expenses	2,191	2,244	(53)
Other	569	606	(37)
Total current liabilities	4,804	4,675	129
Net working capital	$1,452	$1,560	$(108)

As of June 30, 2024, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of June 30, 2024 and December 31, 2023 was as follows:

In millions	June 30, 2024	December 31, 2023
Short-term debt	$2,044	$1,825
Long-term debt	6,429	6,339
Total debt	$8,473	$8,164

Short-term debt included commercial paper of $599 million and $464 million as of June 30, 2024 and December 31, 2023, respectively. The weighted-average interest rate on commercial paper as of June 30, 2024 and December 31, 2023 was 5.38% and 5.40%, respectively. Short-term debt also included $642 million as of June 30, 2024 and $661 million as of December 31, 2023 related to the 0.25% Euro notes due December 5, 2024, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2023. Short-term debt as of June 30, 2024 also included $803 million related to the Euro-denominated credit agreement (the "Euro Credit Agreement") entered into on May 5, 2023, which was reclassified to Short-term debt in the second quarter of 2024 since the debt, including the options to extend the termination date, is due in April 2025. Additionally, Short-term debt as of December 31, 2023 included $700 million related to the 3.50% notes due March 1, 2024, which were repaid on the due date.

On May 5, 2023, the Company entered into a €1.3 billion Euro Credit Agreement with an initial termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. On May 12, 2023, the Company borrowed €1.3 billion of Euro term loans under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months. As of December 31, 2023, the Company had €1.3 billion outstanding under the Euro Credit Agreement, which was included in Long-term debt as the Company intended to exercise its options to extend the termination date. The first option to extend the termination date was exercised in the first quarter of 2024. On May 22, 2024, the Company repaid €550 million of the term loans under the Euro Credit Agreement using a portion of the proceeds from the Euro notes issued on May 17, 2024, as discussed below. As of June 30, 2024, the Company had €750 million remaining outstanding under the Euro Credit Agreement with an interest rate of 4.35%.

On May 17, 2024, the Company issued €650 million of 3.25% Euro notes due May 17, 2028 at 99.525% of face value and €850 million of 3.375% Euro notes due May 17, 2032 at 99.072% of face value. Proceeds from the issuance were used for general corporate purposes, including the repayment of a portion of the indebtedness under the commercial paper program and the Euro Credit Agreement.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of June 30, 2024 or December 31, 2023.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended June 30, 2024 and December 31, 2023 was as follows:

Dollars in millions	June 30, 2024	December 31, 2023
Total debt	$8,473	$8,164

Net income	$3,067	$2,957
Add:
Interest expense	283	266
Other (income) expense	(61)	(49)
Income taxes	950	866
Depreciation	290	282
Amortization and impairment of intangible assets	102	113
EBITDA	$4,631	$4,435
Total debt to EBITDA ratio	1.8	1.8

Stockholders' Equity

The changes to stockholders' equity during the six months ended 2024 were as follows:

In millions
Total stockholders' equity, December 31, 2023	$3,013
Net income	1,578
Repurchases of common stock	(750)
Dividends declared	(834)
Other comprehensive income (loss)	(91)
Other, net	46
Total stockholders' equity, June 30, 2024	$2,962

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of global supply chain challenges and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions including inflation, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S.-generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, the Company's portion of future benefit payments related to pension and other postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of failure of the

Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, such as the Russia and Ukraine conflict or U.S.-China trade relations and the impact of related economic and other sanctions, (3) the unfavorable impact of foreign currency fluctuations, (4) the Company's enterprise strategy initiatives may not have the desired impact on organic revenue growth, (5) market conditions and cost and availability of financing to fund the Company's share repurchases, (6) a delay or decrease in the introduction of new products into the Company's product lines, (7) any failure to protect the Company's intellectual property, (8) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (9) raw material price increases and supply shortages or delays, (10) financial market risks to the Company's obligations under its defined benefit pension plans, (11) negative effects of service interruptions, data corruption, cyber-based attacks, security breaches of our technology networks and systems or those of our vendors and third-party service providers, or violations of data privacy laws, (12) the potential negative impact of acquisitions on the Company's profitability and returns, (13) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (14) impact of tax legislation and regulatory action and changing tax rates, (15) potential adverse outcomes in legal proceedings or enforcement actions, (16) uncertainties related to environmental regulation and the physical risks of climate change, (17) potential failure of the Company's employees, agents or business partners to comply with anti-bribery, competition, import/export, trade sanctions, data privacy, human rights and other laws, (18) public health crises and related government actions, and (19) increases in inflation or interest rates and the possibility of economic recession. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2024. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2024 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of June 30, 2024, there were approximately $4.2 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity for the second quarter of 2024 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
April 2024	0.6	$255.58	0.6	$4,478
May 2024	0.6	$245.16	0.6	$4,340
June 2024	0.4	$239.93	0.4	$4,240
Total	1.6		1.6

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

4
Officers' Certificate dated May 17, 2024, establishing the terms, and setting forth the forms, of 3.250% Notes due 2028 and the 3.375% Notes due 2032, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 17, 2024 (Commission File No. I-4797) and incorporated herein by reference.

10
Illinois Tool Works Inc. 2024 Long-Term Incentive Plan effective June 30, 2024, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2024 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 1, 2024	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)