Form 10-Q
period 2024-09-30
ILLINOIS TOOL WORKS INC
filed 2024-10-30
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at September 30, 2024: 295.3 million

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2024	2023	2024	2023
Operating Revenue	$3,966	$4,031	$11,966	$12,124
Cost of revenue	2,230	2,319	6,637	7,004
Selling, administrative, and research and development expenses	658	615	2,020	1,980
Amortization and impairment of intangible assets	26	27	76	88
Operating Income	1,052	1,070	3,233	3,052
Interest expense	(69)	(67)	(215)	(196)
Other income (expense)	379	10	421	40
Income Before Taxes	1,362	1,013	3,439	2,896
Income Taxes	202	241	701	656
Net Income	$1,160	$772	$2,738	$2,240

Net Income Per Share:
Basic	$3.92	$2.55	$9.20	$7.38
Diluted	$3.91	$2.55	$9.17	$7.36

Shares of Common Stock Outstanding During the Period:
Average	296.1	301.9	297.6	303.4
Average assuming dilution	297.0	303.0	298.5	304.5

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Net Income	$1,160	$772	$2,738	$2,240

Foreign currency translation adjustments, net of tax	73	(82)	(20)	(61)
Pension and other postretirement benefit adjustments, net of tax	3	—	5	—
Other comprehensive income (loss)	76	(82)	(15)	(61)

Comprehensive Income	$1,236	$690	$2,723	$2,179

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and equivalents	$947	$1,065
Trade receivables	3,226	3,123
Inventories	1,817	1,707
Prepaid expenses and other current assets	314	340
Total current assets	6,304	6,235

Net plant and equipment	2,071	1,976
Goodwill	4,980	4,909
Intangible assets	617	657
Deferred income taxes	468	479
Other assets	1,384	1,262
	$15,824	$15,518

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,768	$1,825
Accounts payable	556	581
Accrued expenses	1,655	1,663
Cash dividends payable	443	419
Income taxes payable	205	187
Total current liabilities	4,627	4,675

Noncurrent Liabilities:
Long-term debt	6,578	6,339
Deferred income taxes	129	326
Noncurrent income taxes payable	—	151
Other liabilities	1,098	1,014
Total noncurrent liabilities	7,805	7,830

Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2024 and 2023 Outstanding- 295.3 shares in 2024 and 299.3 shares in 2023	6	6
Additional paid-in-capital	1,651	1,588
Retained earnings	28,583	27,122
Common stock held in treasury	(25,000)	(23,870)
Accumulated other comprehensive income (loss)	(1,849)	(1,834)
Noncontrolling interest	1	1
Total stockholders' equity	3,392	3,013
	$15,824	$15,518

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended September 30, 2024
Balance at June 30, 2024	$6	$1,636	$27,866	$(24,622)	$(1,925)	$1	$2,962
Net income	—	—	1,160	—	—	—	1,160
Common stock issued for stock-based compensation	—	1	—	1	—	—	2
Stock-based compensation expense	—	14	—	—	—	—	14
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(4)	—	—	(4)
Dividends declared ($1.50 per share)	—	—	(443)	—	—	—	(443)
Other comprehensive income (loss)	—	—	—	—	76	—	76
Balance at September 30, 2024	$6	$1,651	$28,583	$(25,000)	$(1,849)	$1	$3,392

Three Months Ended September 30, 2023
Balance at June 30, 2023	$6	$1,550	$26,473	$(23,116)	$(1,820)	$1	$3,094
Net income	—	—	772	—	—	—	772
Common stock issued for stock-based compensation	—	2	—	1	—	—	3
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(3)	—	—	(3)
Dividends declared ($1.40 per share)	—	—	(422)	—	—	—	(422)
Other comprehensive income (loss)	—	—	—	—	(82)	—	(82)
Balance at September 30, 2023	$6	$1,569	$26,823	$(23,493)	$(1,902)	$1	$3,004

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$6	$1,588	$27,122	$(23,870)	$(1,834)	$1	$3,013
Net income	—	—	2,738	—	—	—	2,738
Common stock issued for stock-based compensation	—	15	—	5	—	—	20
Stock-based compensation expense	—	48	—	—	—	—	48
Repurchases of common stock	—	—	—	(1,125)	—	—	(1,125)
Excise tax on repurchases of common stock	—	—	—	(10)	—	—	(10)
Dividends declared ($4.30 per share)	—	—	(1,277)	—	—	—	(1,277)
Other comprehensive income (loss)	—	—	—	—	(15)	—	(15)
Balance at September 30, 2024	$6	$1,651	$28,583	$(25,000)	$(1,849)	$1	$3,392

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$6	$1,501	$25,799	$(22,377)	$(1,841)	$1	$3,089
Net income	—	—	2,240	—	—	—	2,240
Common stock issued for stock-based compensation	—	16	—	18	—	—	34
Stock-based compensation expense	—	52	—	—	—	—	52
Repurchases of common stock	—	—	—	(1,125)	—	—	(1,125)
Excise tax on repurchases of common stock	—	—	—	(9)	—	—	(9)
Dividends declared ($4.02 per share)	—	—	(1,216)	—	—	—	(1,216)
Other comprehensive income (loss)	—	—	—	—	(61)	—	(61)
Balance at September 30, 2023	$6	$1,569	$26,823	$(23,493)	$(1,902)	$1	$3,004

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In millions	2024	2023
Cash Provided by (Used for) Operating Activities:
Net income	$2,738	$2,240
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	224	208
Amortization and impairment of intangible assets	76	88
Change in deferred income taxes	(166)	5
Net provision for (recoveries of) uncollectible accounts	(2)	7
(Income) loss from investments	—	—
(Gain) loss on sale of plant and equipment	(1)	—
(Gain) loss on sale of operations and affiliates	—	(1)
Gain on sale of noncontrolling interest in Wilsonart International Holdings LLC	(363)	—
Stock-based compensation expense	48	52
Cumulative effect of change in inventory accounting method	(117)	—
Other non-cash items, net	4	(5)
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(93)	(39)
Inventories	22	235
Prepaid expenses and other assets	(29)	(23)
Increase (decrease) in-
Accounts payable	(29)	(3)
Accrued expenses and other liabilities	(51)	(123)
Income taxes	(94)	(140)
Other, net	—	(1)
Net cash provided by operating activities	2,167	2,500
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(115)	—
Additions to plant and equipment	(319)	(324)
Proceeds from investments	10	25
Proceeds from sale of plant and equipment	10	11
Proceeds from sale of operations and affiliates	—	7
Proceeds from sale of noncontrolling interest in Wilsonart International Holdings LLC	395	—
Other, net	(8)	(2)
Net cash provided by (used for) investing activities	(27)	(283)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,252)	(1,194)
Issuance of common stock	43	49
Repurchases of common stock	(1,125)	(1,125)
Net proceeds from (repayments of) debt with original maturities of three months or less	(199)	(367)
Proceeds from debt with original maturities of more than three months	1,606	1,425
Repayments of debt with original maturities of more than three months	(1,295)	(678)
Other, net	(24)	(15)
Net cash provided by (used for) financing activities	(2,246)	(1,905)
Effect of Exchange Rate Changes on Cash and Equivalents	(12)	(30)
Cash and Equivalents:
Increase (decrease) during the period	(118)	282
Beginning of period	1,065	708
End of period	$947	$990
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$216	$216
Cash Paid During the Period for Income Taxes, Net of Refunds	$960	$791

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

The LIFO provision for the years ended December 31, 2023 and 2022 was $6 million of expense and $7 million of income, respectively, and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 8. Inventories for additional information regarding the Company’s inventory balances.

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

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the nine months ended September 30, 2023. There was no operating revenue related to this business included in the Company's results of operations for the three months ended September 30, 2023.

(4)    Sale of Noncontrolling Interest in Wilsonart International Holdings LLC

In the fourth quarter of 2012, the Company divested a 51% majority interest in its former Decorative Surfaces segment to certain funds managed by Clayton, Dubilier & Rice, LLC ("CD&R"). As a result of the transaction, the Company owned common units (the "Common Units") of Wilsonart International Holdings LLC ("Wilsonart") initially representing approximately 49% (on an as-converted basis) of the total outstanding equity and CD&R owned cumulative convertible participating preferred units (the "Preferred Units") of Wilsonart representing approximately 51% (on an as-converted basis) of the total outstanding equity. The ownership interest in Wilsonart was reported using the equity method of accounting. The Company's proportionate share in the income (loss) of Wilsonart was reported in Other income (expense) in the Statement of Income. As the Company's investment in Wilsonart was structured as a partnership for U.S. tax purposes, U.S. taxes were recorded separately from the equity investment. In 2016, the Company received a $167 million dividend distribution from Wilsonart which exceeded the Company's equity investment balance and resulted in a $54 million pre-tax gain in 2016. As a result of the dividend distribution, the equity investment balance in Wilsonart was reduced to zero and subsequent equity investment income was suspended and no longer recognized.

On August 5, 2024, the Company entered into a purchase agreement with affiliates of CD&R for the sale of the Company’s noncontrolling equity interest in Wilsonart for $398 million. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. Refer to Note 6. Income Taxes for further information. The sale of the Company’s equity interest in Wilsonart is not expected to have a material impact on the Company’s financial results in subsequent quarters.

(5)    Operating Revenue

The Company's 84 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Automotive OEM	$772	$799	$2,403	$2,421
Food Equipment	677	678	1,975	1,967
Test & Measurement and Electronics	697	698	2,071	2,101
Welding	462	468	1,404	1,451
Polymers & Fluids	448	458	1,334	1,364
Construction Products	479	522	1,471	1,574
Specialty Products	438	414	1,327	1,260
Total segments	3,973	4,037	11,985	12,138
Intersegment revenue	(7)	(6)	(19)	(14)
Total operating revenue	$3,966	$4,031	$11,966	$12,124

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

(6)    Income Taxes

The Company's effective tax rate for the three months ended September 30, 2024 and 2023 was 14.9% and 23.8%, respectively, and 20.4% and 22.7% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rates for the three and nine months ended September 30, 2024 benefited from discrete income tax benefits in the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. Refer to Note 4. Sale of Noncontrolling Interest in Wilsonart International Holdings LLC for more information regarding the Wilsonart transaction. The effective tax rate for the nine months ended September 30, 2023 included a discrete income tax benefit of $20 million in the second quarter of 2023 related to amended 2021 U.S. taxes. The effective tax rates for 2024 and 2023 also included discrete income tax benefits related to excess tax benefits from stock-based compensation of $1 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $11 million and $19 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $15 million related predominantly to the potential resolution of income tax examinations. The Company has recorded its best estimate of the potential exposure for these issues.

(7)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2024	2023	2024	2023
Net Income	$1,160	$772	$2,738	$2,240
Net income per share—Basic:
Weighted-average common shares	296.1	301.9	297.6	303.4
Net income per share—Basic	$3.92	$2.55	$9.20	$7.38
Net income per share—Diluted:
Weighted-average common shares	296.1	301.9	297.6	303.4
Effect of dilutive stock options and restricted stock units	0.9	1.1	0.9	1.1
Weighted-average common shares assuming dilution	297.0	303.0	298.5	304.5
Net income per share—Diluted	$3.91	$2.55	$9.17	$7.36

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.2 million and 0.3 million antidilutive options outstanding for the three months ended September 30, 2024 and 2023, respectively, and 0.2 million and 0.3 million antidilutive options outstanding for the nine months ended September 30, 2024 and 2023, respectively.

(8)    Inventories

Inventories as of September 30, 2024 and December 31, 2023 were as follows:

In millions	September 30, 2024	December 31, 2023
Raw material	$698	$742
Work-in-process	238	234
Finished goods	881	848
LIFO reserve	—	(117)
Total inventories	$1,817	$1,707

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

(9)    Goodwill and Intangible Assets

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarters of 2024 and 2023. The assessments resulted in no impairment charges in either 2024 or 2023.

(10)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$9	$9	$1	$1	$27	$27	$3	$3
Interest cost	23	24	6	5	69	70	18	17
Expected return on plan assets	(34)	(33)	(5)	(5)	(100)	(97)	(16)	(16)
Amortization of actuarial loss (gain)	1	—	(1)	(1)	5	2	(2)	(3)
Amortization of prior service cost	1	1	—	—	1	1	—	—
Total net periodic benefit cost (income)	$—	$1	$1	$—	$2	$3	$3	$1

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $60 million to its pension plans and $37 million to its other postretirement benefit plans in 2024. As of September 30, 2024, contributions of $38 million to pension plans and $28 million to other postretirement benefit plans have been made.

(11)    Debt

Total debt as of September 30, 2024 and December 31, 2023 was as follows:

In millions	September 30, 2024	December 31, 2023
Short-term debt	$1,768	$1,825
Long-term debt	6,578	6,339
Total debt	$8,346	$8,164

Short-term debt included commercial paper of $265 million and $464 million as of September 30, 2024 and December 31, 2023, respectively. The weighted-average interest rate on commercial paper as of September 30, 2024 and December 31, 2023 was 4.85% and 5.40%, respectively. Short-term debt also included $668 million as of September 30, 2024 and $661 million as of December 31, 2023 related to the 0.25% Euro notes due December 5, 2024, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2023. Short-term debt as of September 30, 2024 also included $835 million related to the Euro-denominated credit agreement (the "Euro Credit Agreement") entered into on May 5, 2023, which was reclassified to Short-term debt in the second quarter of 2024 since the debt, including the options to extend the termination date, is due in April 2025. Additionally, Short-term debt as of December 31, 2023 included $700 million related to the 3.50% notes due March 1, 2024, which were repaid on the due date.

On May 5, 2023, the Company entered into a €1.3 billion Euro Credit Agreement with an initial termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. On May 12, 2023, the Company borrowed €1.3 billion of Euro term loans under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months. As of December 31, 2023, the Company had €1.3 billion outstanding under the Euro Credit Agreement, which was included in Long-term debt as the Company intended to exercise its options to extend the termination date. The first and second options to extend the termination date were both exercised in 2024. On May 22, 2024, the Company repaid €550 million of the term loans under the Euro Credit Agreement using a portion of the proceeds from the Euro notes issued on May 17, 2024, as discussed below. As of September 30, 2024, the Company had €750 million remaining outstanding under the Euro Credit Agreement with an interest rate of 4.13%.

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

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of September 30, 2024 or December 31, 2023.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2024 and December 31, 2023 were as follows:

In millions	September 30, 2024	December 31, 2023
Fair value	$7,917	$7,457
Carrying value	8,081	7,700

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(12)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Beginning balance	$(1,925)	$(1,820)	$(1,834)	$(1,841)

Foreign currency translation adjustments during the period	(6)	(51)	(66)	(44)
Foreign currency translation adjustments reclassified to income	30	—	30	—
Income taxes	49	(31)	16	(17)
Total foreign currency translation adjustments, net of tax	73	(82)	(20)	(61)

Pension and other postretirement benefit adjustments reclassified to income	3	—	6	—
Income taxes	—	—	(1)	—
Total pension and other postretirement benefit adjustments, net of tax	3	—	5	—

Ending balance	$(1,849)	$(1,902)	$(1,849)	$(1,902)

Foreign currency translation adjustments reclassified to income related primarily to the sale of the noncontrolling interest in Wilsonart in the third quarter of 2024. Pension and other postretirement benefit adjustments reclassified to income related primarily to the amortization of actuarial gains and losses and the sale of the noncontrolling interest in Wilsonart. Refer to Note 4. Sale of Noncontrolling Interest in Wilsonart International Holdings LLC and Note 10. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015, the €1.6 billion of Euro notes issued in June 2019, the €1.3 billion term loan under the Euro Credit Agreement in May 2023 and the €1.5 billion of Euro notes issued in May 2024 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full and on May 22, 2023, €500 million of the Euro notes issued in May 2015 were repaid on the due date. On May 22, 2024, the Company repaid €550 million of the term loans under the Euro Credit Agreement. The carrying values of the outstanding 2024, 2019, 2015 and 2014 Euro notes and 2023 Euro term loan as of September 30, 2024 were $1.7 billion, $1.8 billion, $554 million, $548 million, and $835 million, respectively. The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a loss of $204 million and a gain of $131 million for the three months ended September 30, 2024 and 2023, respectively, and a loss of $65 million and a gain of $73 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and 2023, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.5 billion and $1.6 billion, respectively, and after-tax unrecognized pension and other postretirement benefit costs of $322 million and $293 million, respectively.

(13)    Segment Information

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment. As of December 31, 2023, the Company had 84 divisions with approximately 45,000 people in 51 countries.
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

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the nine months ended September 30, 2023. There was no operating revenue related to this business included in the Company's results of operations for the three months ended September 30, 2023. Refer to Note 3. Divestitures in Item 1. Financial Statements for further information regarding this divestiture.

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

On August 5, 2024, the Company entered into a purchase agreement with affiliates of Clayton, Dubilier & Rice, LLC ("CD&R") for the sale of the Company’s noncontrolling equity interest in Wilsonart International Holdings LLC ("Wilsonart"). The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. The sale of the Company’s equity interest in Wilsonart is not expected to have a material impact on the Company’s financial results in subsequent quarters. Refer to Note 4. Sale of Noncontrolling Interest in Wilsonart International Holdings LLC and Note 6. Income Taxes in Item 1. Financial Statements for additional information regarding this transaction.

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

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $26 million as of September 30, 2024. The revenue for these subsidiaries for the three and nine months ended September 30, 2024 was approximately $6 million and $17 million, respectively. These subsidiaries are not material to the Company’s results of operations or financial position.

During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company’s operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. The LIFO provision for the years ended December 31, 2023 and 2022 was $6 million of expense and $7 million of income, respectively, and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies and Note 8. Inventories in Item 1. Financial Statements for additional information regarding this change in accounting method and the Company’s inventory balances.

In a challenging and dynamic environment, the Company delivered solid financial results in the third quarter and year-to-date periods of 2024 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for the third quarter and year-to-date periods of 2024 compared to 2023.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2024	2023	2024	2023
Operating Revenue	$3,966	$4,031	$11,966	$12,124
Cost of revenue	$2,230	$2,319	$6,637	$7,004
Percent of operating revenue	56.2%	57.5%	55.5%	57.8%
Selling, administrative, and research and development expenses	$658	$615	$2,020	$1,980
Percent of operating revenue	16.6%	15.2%	16.9%	16.3%
Amortization and impairment of intangible assets	$26	$27	$76	$88
Percent of operating revenue	0.6%	0.7%	0.6%	0.7%

Cost of revenue was $2.2 billion and $2.3 billion in the third quarter of 2024 and 2023, respectively. Cost of revenue was 3.8% lower in the third quarter of 2024 compared to 2023 primarily due to lower revenue. Cost of revenue as a percent of operating revenue improved in the third quarter of 2024 compared to 2023 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses. In the year-to-date period, cost of revenue was $6.6 billion and $7.0 billion in 2024 and 2023, respectively. Cost of revenue was 5.2% lower in 2024 compared to 2023 primarily due to lower revenue and the first quarter 2024 LIFO accounting method change, which reduced cost of revenue by 3.1% and 1.7%, respectively. Cost of revenue as a percent of operating revenue improved in the year-to-date period of 2024 compared to 2023 primarily due to the LIFO accounting method change and benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses.

Selling, administrative, and research and development expenses were $658 million and $615 million in the third quarter of 2024 and 2023, respectively, and $2.02 billion and $1.98 billion in the year-to-date period of 2024 and 2023, respectively. Selling, administrative, and research and development expenses as a percent of operating revenue were higher in the third quarter and year-to-date periods of 2024 compared to the respective 2023 periods, as higher employee-related expenses and the unfavorable impact of acquisitions in the first and second quarters of 2024 were partially offset by benefits from the Company's enterprise initiatives.

Amortization and impairment of intangible assets was lower in the third quarter and year-to-date periods of 2024 compared to 2023 primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operation by Segment" sections for additional discussion of operating results for the third quarter and year-to-date periods of 2024 compared to 2023.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,966	$4,031	(1.6)%	(1.4)%	0.2%	—%	(0.4)%	(1.6)%
Operating income	$1,052	$1,070	(1.7)%	(0.7)%	(0.1)%	(0.3)%	(0.6)%	(1.7)%
Operating margin %	26.5%	26.5%	—	20 bps	(10) bps	(10) bps	—	—

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$11,966	$12,124	(1.3)%	(0.7)%	0.1%	—%	(0.7)%	(1.3)%
Operating income	$3,233	$3,052	5.9%	6.7%	(0.2)%	0.2%	(0.8)%	5.9%
Operating margin %	27.0%	25.2%	180 bps	190 bps	(10) bps	—	—	180 bps

•Operating revenue decreased in the third quarter and year-to-date periods primarily due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 1.4% in the third quarter as a decline in five segments was partially offset by growth in the Specialty Products and Polymers & Fluids segments. In the year-to-date period, organic revenue declined 0.7% as a decrease in the Construction Products, Welding and Test & Measurement and Electronics segments was partially offset by growth in the Specialty Products, Polymers & Fluids, Automotive OEM and Food Equipment segments. Product line simplification activities reduced organic revenue by 50 basis points in the third quarter and year-to-date periods.
◦North American organic revenue decreased 2.6% in the third quarter and 2.7% in the year-to-date period as a decrease in six segments was partially offset by an increase in the Specialty Products segment.
◦Europe, Middle East and Africa organic revenue decreased 0.5% as a decline in three segments was partially offset by growth in the Food Equipment, Polymers & Fluids, Welding and Specialty Products segments. In the year-to-date period, organic revenue grew 0.5% as growth in the Specialty Products, Food Equipment, Polymers & Fluids and Welding segments was partially offset by a decline in the Construction Products, Automotive OEM and Test & Measurements and Electronics segments.
◦Asia Pacific organic revenue decreased 1.0% in the third quarter. Organic revenue in China decreased 0.2% as a decline in four segments was essentially offset by an increase in the Welding, Specialty Products and Polymers & Fluids segments. In the year-to-date period, Asia Pacific organic revenue grew 2.4% primarily due to growth in the Automotive OEM segment, partially offset by a decline in the Construction Products segment. China organic revenue grew 5.9% in the year-to-date period driven by an increase in four segments, primarily due to growth in the Automotive OEM segment, partially offset by a decline in the Test & Measurement and Electronics, Construction Products and Food Equipment segments.
•Operating income of $1.1 billion decreased 1.7% in the third quarter compared to the prior year. In the year-to-date period, operating income of $3.2 billion grew 5.9%, or 2.1% excluding the $117 million favorable impact of the LIFO accounting method change discussed previously.
•Operating margin of 26.5% in the third quarter was flat compared to the prior year as benefits from the Company's enterprise initiatives of 130 basis points and favorable price/cost of 30 basis points were offset by higher employee-related expenses and mix.
•In the year-to-date period, operating margin of 27.0% increased 180 basis points. Excluding the 100 basis points of favorable impact from the LIFO accounting method change in the first quarter of 2024, operating margin increased 80 basis points primarily driven by benefits from the Company's enterprise initiatives of 130 basis points and favorable price/cost of 50 basis points, partially offset by higher employee-related expenses and mix.
•The Company's effective tax rate for the third quarter of 2024 and 2023 was 14.9% and 23.8%, respectively, and 20.4% and 22.7% for the year-to-date periods of 2024 and 2023, respectively. The effective tax rates for the third quarter and year-to-date periods of 2024 benefited from discrete income tax benefits in the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. Refer to Note 4. Sale of Noncontrolling Interest in Wilsonart International Holdings LLC for more information regarding the Wilsonart transaction. The effective tax rate for the year-to-date period of 2023 included a discrete income tax benefit of $20 million in the second quarter of 2023 related to amended 2021 U.S. taxes. The effective tax rates for 2024 and 2023 also included discrete income tax benefits related to excess tax benefits from stock-based compensation of $1 million and $2 million for the third quarter of 2024 and 2023, respectively, and $11 million and $19 million for the year-to-date period of 2024 and 2023, respectively.
•Diluted earnings per share (EPS) of $3.91 for the third quarter of 2024 increased 53.3%, or 3.9% excluding the favorable impact of $1.26 from the sale of the Company's noncontrolling interest in Wilsonart. In the year-to-date period of 2024, EPS of $9.17 increased 24.6%, or 3.5% excluding the favorable impact from the first quarter 2024 LIFO accounting method change of $0.30 and the favorable impact of $1.25 from the Wilsonart transaction.
•The Company repurchased approximately 1.5 million and 4.5 million shares of its common stock in the third quarter and year-to-date periods of 2024, respectively, for approximately $375 million and $1.1 billion, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2024	2023	2024	2023	2024	2023	2024	2023
Automotive OEM	$772	$799	$150	$151	$2,403	$2,421	$469	$418
Food Equipment	677	678	193	185	1,975	1,967	537	536
Test & Measurement and Electronics	697	698	179	167	2,071	2,101	501	501
Welding	462	468	149	147	1,404	1,451	458	471
Polymers & Fluids	448	458	125	129	1,334	1,364	364	357
Construction Products	479	522	145	155	1,471	1,574	436	454
Specialty Products	438	414	136	115	1,327	1,260	410	333
Total segments	3,973	4,037	1,077	1,049	11,985	12,138	3,175	3,070
Intersegment revenue	(7)	(6)	—	—	(19)	(14)	—	—
Unallocated	—	—	(25)	21	—	—	58	(18)
Total	$3,966	$4,031	$1,052	$1,070	$11,966	$12,124	$3,233	$3,052

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in the third quarter of 2023 included the impact of lower corporate expenses primarily related to an immaterial insurance recovery and favorable health and welfare and other employee-related expenses. Unallocated in the nine months ended September 30, 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies and Note 8. Inventories in Item 1. Financial Statements for additional information regarding this change in accounting method and the Company’s inventory balances.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$772	$799	(3.3)%	(3.0)%	—%	—%	(0.3)%	(3.3)%
Operating income	$150	$151	(0.7)%	(1.6)%	—%	1.0%	(0.1)%	(0.7)%
Operating margin %	19.4%	18.9%	50 bps	20 bps	—	30 bps	—	50 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,403	$2,421	(0.7)%	0.3%	—%	—%	(1.0)%	(0.7)%
Operating income	$469	$418	12.3%	11.8%	—%	1.5%	(1.0)%	12.3%
Operating margin %	19.5%	17.3%	220 bps	190 bps	—	30 bps	—	220 bps

•Operating revenue decreased in the third quarter due to lower organic revenue and the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue decreased 3.0% in the third quarter and grew 0.3% in the year-to-date period compared to worldwide auto builds which declined 5% and 2% in the third quarter and year-to-date periods, respectively. Product line simplification activities reduced organic revenue by 80 basis points in the third quarter and 60 basis points in the year-to-date period.
◦North American organic revenue decreased 5.7% and 5.1% in the third quarter and year-to-date periods, respectively, compared to North American auto builds which declined 5% in the third quarter and decreased 1% in the year-to-date period primarily due to customer mix and product line simplification activities. Auto builds for the Detroit 3, where the Company has higher content, declined 9% in the third quarter and decreased 5% in the year-to-date period.
◦European organic revenue decreased 5.3% and 1.5% in the third quarter and year-to-date periods, respectively, compared to European auto builds which declined 6% in the third quarter and 4% in the year-to-date period primarily due to market penetration gains.
◦Asia Pacific organic revenue increased 3.0% in the third quarter primarily due to growth in South Korea and India. China organic revenue decreased 1.9% versus China auto builds which declined 3%. In the year-to-date period, Asia Pacific organic revenue increased 10.7%. China organic revenue grew 7.9% in the year-to-date period, including growth in the electric vehicles market and higher content in the Chinese original equipment manufacturers, versus China auto builds which increased 2%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 26% and 16% in the third quarter and year-to-date periods, respectively.
•Operating margin was 19.4% in the third quarter. The increase of 50 basis points was primarily driven by benefits from the Company's enterprise initiatives and lower restructuring expenses, partially offset by unfavorable operating leverage of 60 basis points, higher employee-related expenses and continued investment in the business.
•In the year-to-date period, operating margin of 19.5% increased 220 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 40 basis points and lower restructuring expenses, partially offset by higher employee-related expenses and continued investment in the business.

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
•kitchen exhaust, ventilation and pollution control systems; and

•food equipment service, maintenance and repair.

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$677	$678	(0.2)%	(0.3)%	—%	—%	0.1%	(0.2)%
Operating income	$193	$185	4.0%	4.9%	—%	(0.9)%	—%	4.0%
Operating margin %	28.4%	27.3%	110 bps	140 bps	—	(30) bps	—	110 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,975	$1,967	0.4%	0.3%	—%	—%	0.1%	0.4%
Operating income	$537	$536	0.1%	0.6%	—%	(0.6)%	0.1%	0.1%
Operating margin %	27.2%	27.2%	—	10 bps	—	(10) bps	—	—

•Operating revenue decreased in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue grew due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue decreased 0.3% in the third quarter as equipment organic revenue declined 3.6% and service organic revenue increased 6.9%. In the year-to-date period, organic revenue grew 0.3% as equipment organic revenue declined 2.0% and service organic revenue grew 4.9%.
◦North American organic revenue decreased 2.2% in the third quarter. Equipment organic revenue declined 6.6% primarily due to lower demand in the food retail, independent restaurant and the institutional end markets. Service organic revenue increased 6.4%. In the year-to-date period, North American organic revenue declined 0.9%. Equipment organic revenue declined 3.6% primarily due to lower demand in the independent restaurant and food retail end markets, partially offset by growth in the institutional end market. Service organic revenue grew 4.0%.
◦International organic revenue increased 2.8% and 2.2% in the third quarter and year-to-date periods, respectively. Equipment organic revenue increased 0.9% in the third quarter primarily due to higher demand in the European warewash, cooking and refrigeration end markets, partially offset by a decline in Asia Pacific. In the year-to-date period, equipment organic revenue grew 0.3% primarily due to higher demand in the European warewash and cooking end markets and growth in Asia Pacific, partially offset by lower demand in the European refrigeration end market. Service organic revenue increased 7.7% and 6.5% in the third quarter and year-to-date periods, respectively.
•Operating margin was 28.4% in the third quarter. The increase of 110 basis points was primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 30 basis points, partially offset by higher employee-related expenses and additional investment in the business.
•In the year-to-date period, operating margin of 27.2% was flat to the prior year, as benefits from the Company's enterprise initiatives and favorable price/cost of 40 basis points were offset by higher employee-related expenses and additional investment in the business.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$697	$698	(0.2)%	(1.5)%	1.0%	—%	0.3%	(0.2)%
Operating income	$179	$167	7.5%	7.9%	(0.7)%	0.2%	0.1%	7.5%
Operating margin %	25.7%	23.8%	190 bps	230 bps	(50) bps	10 bps	—	190 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,071	$2,101	(1.4)%	(2.0)%	0.9%	—%	(0.3)%	(1.4)%
Operating income	$501	$501	0.1%	1.7%	(1.0)%	(0.1)%	(0.5)%	0.1%
Operating margin %	24.2%	23.8%	40 bps	90 bps	(50) bps	—	—	40 bps

•Operating revenue decreased in the third quarter due to lower organic revenue, partially offset by revenue from acquisitions and the favorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation, partially offset by revenue from acquisitions.
•The Company completed the acquisition of one business for $57 million, net of cash acquired, on January 2, 2024, and completed the acquisition of a second business for $59 million, net of cash acquired, on April 1, 2024. Refer to Note 2. Acquisitions in Item 1. Financial Statements for additional information regarding these acquisitions.
•Organic revenue decreased 1.5% in the third quarter primarily due to a decline in the MTS Test & Simulation business and lower demand in the semiconductor and consumer electronics end markets. In the year-to-date period, organic revenue declined 2.0% primarily due to a decline in the semiconductor and electronics end markets, partially offset by growth in the MTS Test & Simulation business.
◦Organic revenue for the test and measurement businesses decreased 3.3% in the third quarter primarily driven by lower demand in the semiconductor end market, primarily in North America and Asia Pacific, and a decline in the MTS Test & Simulation European business. In the year-to-date period, organic revenue declined 1.5% primarily driven by lower demand in the semiconductor and general industrial end markets, partially offset by growth in the MTS Test & Simulation business.
◦Electronics organic revenue increased 1.0% in the third quarter primarily due to higher demand in the consumable semiconductor end market, partially offset by a decline in the consumer electronics end market. In the year-to-date period, organic revenue declined 3.4% primarily due to a decline in the consumer electronics end market, partially offset by higher demand in the consumable semiconductor end market. The electronics assembly businesses decreased 8.2% and 16.0% in the third quarter and year-to-date periods, respectively, primarily due to lower demand in North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 5.2% in the third quarter and 2.4% in the year-to-date period due to higher demand across all major regions.
•Operating margin was 25.7% in the third quarter. The increase of 190 basis points was primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 60 basis points, partially offset by product mix, the dilutive impact of 50 basis points from acquisitions in 2024, unfavorable operating leverage of 40 basis points and higher employee-related expenses.
•In the year-to-date period, operating margin of 24.2% increased 40 basis points primarily driven by favorable price/cost of 70 basis points and benefits from the Company's enterprise initiatives, partially offset by product mix, unfavorable operating leverage of 50 basis points, the dilutive impact of 50 basis points from acquisitions in 2024 and higher employee-related expenses.

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

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$462	$468	(1.3)%	(1.0)%	—%	—%	(0.3)%	(1.3)%
Operating income	$149	$147	0.8%	1.1%	—%	—%	(0.3)%	0.8%
Operating margin %	32.3%	31.6%	70 bps	70 bps	—	—	—	70 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,404	$1,451	(3.2)%	(3.1)%	—%	—%	(0.1)%	(3.2)%
Operating income	$458	$471	(3.0)%	(3.0)%	—%	0.1%	(0.1)%	(3.0)%
Operating margin %	32.6%	32.5%	10 bps	—	—	10 bps	—	10 bps

•Operating revenue decreased in the third quarter and year-to-date periods due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 1.0% in the third quarter as equipment and consumables declined 0.9% and 1.1%, respectively. In the year-to-date period, organic revenue declined 3.1% as equipment and consumables decreased 2.7% and 3.7%, respectively.
◦North American organic revenue declined 2.3% in the third quarter as the industrial and commercial end markets decreased 0.5% and 5.2%, respectively. In the year-to-date period, organic revenue decreased 3.7% as the industrial and commercial end markets declined 3.1% and 5.7%, respectively.
◦International organic revenue increased 6.0% in the third quarter primarily due to higher demand in Europe and Asia Pacific. In the year-to-date period, organic revenue grew 0.3% primarily due to growth in Europe, partially offset by lower demand in the general industrial and oil and gas end markets in Asia Pacific.
•Operating margin was 32.3% in the third quarter. The increase of 70 basis points was primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 60 basis points, partially offset by higher employee-related expenses and unfavorable operating leverage of 20 basis points.
•In the year-to-date period, operating margin of 32.6% increased 10 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 70 basis points, partially offset by higher employee-related expenses and unfavorable operating leverage of 50 basis points.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$448	$458	(1.9)%	1.3%	—%	—%	(3.2)%	(1.9)%
Operating income	$125	$129	(2.7)%	2.3%	—%	—%	(5.0)%	(2.7)%
Operating margin %	27.9%	28.1%	(20) bps	30 bps	—	—	(50) bps	(20) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,334	$1,364	(2.2)%	1.0%	—%	—%	(3.2)%	(2.2)%
Operating income	$364	$357	2.1%	5.3%	—%	1.1%	(4.3)%	2.1%
Operating margin %	27.3%	26.2%	110 bps	110 bps	—	30 bps	(30) bps	110 bps

•Operating revenue decreased in the third quarter and year-to-date periods due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue increased 1.3% and 1.0% in the third quarter and year-to-date periods, respectively. Product line simplification activities reduced organic revenue by 30 basis points in the third quarter and year-to-date periods.
◦Organic revenue for the polymers businesses grew 9.6% in the third quarter and 6.7% in the year-to-date period due to increases in South America, Europe and Asia Pacific, partially offset by a decrease in North America.
◦Organic revenue for the fluids businesses grew 2.8% in the third quarter primarily driven by higher demand in Europe, primarily due to growth in the hygiene end market, partially offset by a decline in North America. In the year-to-date period, organic revenue increased 2.2% driven by higher demand in Europe, primarily due to growth in the hygiene end market, and North America.
◦Organic revenue for the automotive aftermarket businesses declined 3.3% and 2.4% in the third quarter and year-to-date periods, respectively, primarily due to lower demand in the North American car care, body repair and tire repair businesses, partially offset by growth in the North American engine repair business and the European additives and tire repair businesses.
•Operating margin was 27.9% in the third quarter. The decrease of 20 basis points was primarily driven by higher employee-related expenses and unfavorable price/cost of 20 basis points, partially offset by benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.
•In the year-to-date period, operating margin of 27.3% increased 110 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 50 basis points, lower restructuring expenses and lower intangible asset amortization expense, partially offset by higher employee-related expenses.

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

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$479	$522	(8.1)%	(8.8)%	—%	—%	0.7%	(8.1)%
Operating income	$145	$155	(7.1)%	(6.3)%	—%	(1.3)%	0.5%	(7.1)%
Operating margin %	30.2%	29.9%	30 bps	80 bps	—	(50) bps	—	30 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,471	$1,574	(6.6)%	(6.5)%	—%	—%	(0.1)%	(6.6)%
Operating income	$436	$454	(4.1)%	(2.9)%	—%	(1.1)%	(0.1)%	(4.1)%
Operating margin %	29.6%	28.9%	70 bps	110 bps	—	(40) bps	—	70 bps

•Operating revenue declined in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue decreased primarily due to lower organic revenue.
•Organic revenue decreased 8.8% and 6.5% in the third quarter and year-to-date periods, respectively, primarily due to lower demand across all major regions. Product line simplification activities reduced organic revenue by 60 basis points in the third quarter and 50 basis points in the year-to-date period.
◦North American organic revenue declined 10.1% in the third quarter and 4.9% in the year-to-date period due to lower demand in the residential and commercial end markets. Organic revenue in the United States residential end market decreased 11.7% and 4.8% in the third quarter and year-to-date periods, respectively, and the commercial end market declined 7.4% in the third quarter and 9.7% in the year-to-date period. Organic revenue in Canada grew 9.6% and 5.0% in the third quarter and year-to-date periods, respectively.
◦International organic revenue declined 7.1% in the third quarter and 8.4% in the year-to-date period. European organic revenue decreased 3.7% in the third quarter and 7.4% in the year-to-date period primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue declined 10.6% and 9.5% in the third quarter and year-to-date periods, respectively, primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin was 30.2% in the third quarter. The increase of 30 basis points was primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 50 basis points, partially offset by unfavorable operating leverage of 170 basis points, higher restructuring expenses and higher employee-related expenses.
•In the year-to-date period, operating margin of 29.6% increased 70 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 20 basis points, partially offset by unfavorable operating leverage of 130 basis points, higher restructuring expenses and higher employee-related expenses.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$438	$414	5.7%	6.0%	—%	—%	(0.3)%	5.7%
Operating income	$136	$115	18.5%	20.2%	—%	(1.3)%	(0.4)%	18.5%
Operating margin %	31.1%	27.8%	330 bps	370 bps	—	(40) bps	—	330 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,327	$1,260	5.3%	6.0%	(0.7)%	—%	—%	5.3%
Operating income	$410	$333	22.9%	22.2%	(0.1)%	0.9%	(0.1)%	22.9%
Operating margin %	30.9%	26.4%	450 bps	410 bps	20 bps	20 bps	—	450 bps

•Operating revenue increased in the third quarter due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue increased due to higher organic revenue, partially offset by the impact of a divestiture in the second quarter of 2023.
•The Company divested a business on April 3, 2023. There was no operating revenue for this business in the third quarter of 2023 and $9 million in the year-to-date period of 2023.
•Organic revenue increased 6.0% in the third quarter as consumables grew 6.0% and equipment sales increased 5.7%. In the year-to-date period, organic revenue grew 6.0% as consumables increased 2.9% and equipment sales grew 19.1%. In both respective periods, organic revenue grew in all major regions. Product line simplification activities reduced organic revenue by 190 basis points in both the third quarter and year-to-date periods.
◦North American organic revenue grew 7.9% in the third quarter primarily driven by growth in the ground support equipment, consumer packaging, specialty films and appliance businesses. In the year-to-date period, organic revenue increased 3.9% primarily driven by growth in the ground support equipment, appliance, consumer packaging and strength films businesses, partially offset by a decline in the decorative and thermal foils businesses.
◦International organic revenue increased 2.2% in the third quarter primarily due to growth in Europe, primarily in the ground support equipment business, partially offset by a decline in the consumer packaging businesses. In the year-to-date period, organic revenue grew 10.2% primarily due to an increase in Europe, primarily in the ground support equipment business, and growth in the appliance business in Asia Pacific, partially offset by a decline in the consumer packaging businesses.
•Operating margin was 31.1% in the third quarter. The increase of 330 basis points was primarily driven by benefits from the Company's enterprise initiatives and favorable operating leverage of 100 basis points, partially offset by higher employee-related expenses, higher restructuring expenses and product mix.
•In the year-to-date period, operating margin of 30.9% increased 450 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable operating leverage of 120 basis points, favorable price/cost of 90 basis points and the favorable impact of a divestiture in the second quarter of 2023, partially offset by higher employee-related expenses and product mix.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $69 million and $215 million in the third quarter and year-to-date periods of 2024, respectively, versus $67 million and $196 million in 2023, respectively. Interest expense in 2024 was higher than 2023 primarily due to the issuance of the Euro notes in May of 2024, partially offset by the repayment of the $700 million notes due March 1, 2024. Refer to Note 11. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $379 million in the third quarter of 2024 and $421 million in the year-to-date period. On August 5, 2024, the Company entered into a purchase agreement with affiliates of CD&R for the sale of the Company’s noncontrolling equity interest in Wilsonart. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million. The sale of the Company’s equity interest in Wilsonart is not expected to have a material impact on the Company’s financial results in subsequent quarters. Refer to Note 4. Sale of Noncontrolling Interest in Wilsonart International Holdings LLC in Item 1. Financial Statements for additional information regarding this transaction. Excluding the Wilsonart pre-tax gain, other income (expense) in the third quarter of 2024 increased $6 million compared to the third quarter of 2023 primarily due to investment losses in 2023. Excluding the Wilsonart pre-tax gain, the increase in the year-to-date period of $18 million was primarily driven by lower foreign currency transaction losses compared to 2023.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies in Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of September 30, 2024, the Company had $947 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the third quarter and year-to-date periods of 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Net cash provided by operating activities	$891	$982	$2,167	$2,500
Additions to plant and equipment	(108)	(126)	(319)	(324)
Free cash flow	$783	$856	$1,848	$2,176

Cash dividends paid	$(415)	$(396)	$(1,252)	$(1,194)
Repurchases of common stock	(375)	(375)	(1,125)	(1,125)
Acquisition of businesses (excluding cash and equivalents)	—	—	(115)	—
Proceeds from sale of noncontrolling interest in Wilsonart International Holdings LLC	395	—	395	—
Net proceeds from (repayments of) debt with original maturities of three months or less	(333)	(25)	(199)	(367)
Proceeds from debt with original maturities of more than three months	—	—	1,606	1,425
Repayments of debt with original maturities of more than three months	—	—	(1,295)	(678)
Other, net	9	31	31	75
Effect of exchange rate changes on cash and equivalents	21	(23)	(12)	(30)
Net increase (decrease) in cash and equivalents	$85	$68	$(118)	$282

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

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share in the fourth quarter of 2023, approximately 1.4 million shares of its common stock at an average price of $259.07 per share in the first quarter of 2024, approximately 1.6 million shares of its common stock at an average price of $247.42 in the second quarter of 2024 and approximately 1.5 million shares of its common stock at an average price of $244.88 in the third quarter of 2024. As of September 30, 2024, there were $3.9 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the net discrete tax benefit of $121 million in the third quarter of 2024 from net income and the effective tax rate for the three and nine months ended September 30, 2024. Additionally, for comparability, the Company also excluded the discrete tax benefit of $20 million in the second quarter of 2023 from net income and the effective tax rate for the nine months ended September 30, 2023. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the third quarter and year-to-date periods of 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2024	2023	2024	2023
Numerator:
Net Income	$1,160	$772	$2,738	$2,240
Net discrete tax benefit related to the third quarter 2024	(121)	—	(121)	—
Discrete tax benefit related to the second quarter 2023	—	—	—	(20)
Interest expense, net of tax (1)	53	51	164	150
Other (income) expense, net of tax (1)	(288)	(8)	(320)	(31)
Operating income after taxes	$804	$815	$2,461	$2,339

Denominator:
Invested capital:
Cash and equivalents	$947	$990	$947	$990
Trade receivables	3,226	3,163	3,226	3,163
Inventories	1,817	1,799	1,817	1,799
Net plant and equipment	2,071	1,904	2,071	1,904
Goodwill and intangible assets	5,597	5,510	5,597	5,510
Accounts payable and accrued expenses	(2,211)	(2,168)	(2,211)	(2,168)
Debt	(8,346)	(8,066)	(8,346)	(8,066)
Other, net	291	(128)	291	(128)
Total net assets (stockholders' equity)	3,392	3,004	3,392	3,004
Cash and equivalents	(947)	(990)	(947)	(990)
Debt	8,346	8,066	8,346	8,066
Total invested capital	$10,791	$10,080	$10,791	$10,080

Average invested capital (2)	$10,682	$10,237	$10,466	$10,239

Net income to average invested capital (3)	43.4%	30.1%	34.9%	29.2%
After-tax return on average invested capital (3)	30.0%	31.9%	31.3%	30.5%

(1)    Effective tax rate used for interest expense and other (income) expense for the three months ended September 30, 2024 and 2023 was 23.7% and 23.8%, respectively. Effective tax rate used for interest expense and other (income) expense for the nine months ended September 30, 2024 and 2023 was 23.9% and 23.4%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

(3)    Returns for the three months ended September 30, 2024 and 2023 were converted to an annual rate by multiplying the calculated return by 4. Returns for the nine months ended September 30, 2024 and 2023 were converted to an annual rate by dividing the calculated return by 3 and multiplying it by 4.

After-tax ROIC for the nine months ended September 30, 2024 included 110 basis points of favorable impact related to the cumulative effect of the change from the LIFO method of accounting to the FIFO method for certain U.S. businesses ($117 million pre-tax, or $88 million after-tax) in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies and Note 8. Inventories in Item 1. Financial Statements for additional information regarding this change in accounting method.

A reconciliation of the tax rate for the three and nine month periods ended September 30, 2024, excluding the third quarter 2024 net discrete tax benefit of $121 million, which included favorable discrete tax benefits of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$202	14.9%	$701	20.4%
Net discrete tax benefit related to the third quarter 2024	121	8.8%	121	3.5%
As adjusted	$323	23.7%	$822	23.9%

A reconciliation of the tax rate for the nine month period ended September 30, 2023, excluding the second quarter 2023 discrete tax benefit of $20 million related to amended 2021 U.S. taxes, is as follows:

	Nine Months Ended
	September 30, 2023
Dollars in millions	Income Taxes	Tax Rate
As reported	$656	22.7%
Discrete tax benefit related to the second quarter 2023	20	0.7%
As adjusted	$676	23.4%

Refer to Note 6. Income Taxes in Item 1. Financial Statement for additional information regarding the third quarter 2024 and second quarter 2023 discrete tax items.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2024 and December 31, 2023 is summarized as follows:

In millions	September 30, 2024	December 31, 2023	Increase/ (Decrease)
Current assets:
Cash and equivalents	$947	$1,065	$(118)
Trade receivables	3,226	3,123	103
Inventories	1,817	1,707	110
Prepaid expenses and other current assets	314	340	(26)
Total current assets	6,304	6,235	69
Current liabilities:
Short-term debt	1,768	1,825	(57)
Accounts payable and accrued expenses	2,211	2,244	(33)
Other	648	606	42
Total current liabilities	4,627	4,675	(48)
Net working capital	$1,677	$1,560	$117

As of September 30, 2024, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of September 30, 2024 and December 31, 2023 was as follows:

In millions	September 30, 2024	December 31, 2023
Short-term debt	$1,768	$1,825
Long-term debt	6,578	6,339
Total debt	$8,346	$8,164

Short-term debt included commercial paper of $265 million and $464 million as of September 30, 2024 and December 31, 2023, respectively. The weighted-average interest rate on commercial paper as of September 30, 2024 and December 31, 2023 was 4.85% and 5.40%, respectively. Short-term debt also included $668 million as of September 30, 2024 and $661 million as of December 31, 2023 related to the 0.25% Euro notes due December 5, 2024, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2023. Short-term debt as of September 30, 2024 also included $835 million related to the Euro-denominated credit agreement (the "Euro Credit Agreement") entered into on May 5, 2023, which was reclassified to Short-term debt in the second quarter of 2024 since the debt, including the options to extend the termination date, is due in April 2025. Additionally, Short-term debt as of December 31, 2023 included $700 million related to the 3.50% notes due March 1, 2024, which were repaid on the due date.

On May 5, 2023, the Company entered into a €1.3 billion Euro Credit Agreement with an initial termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. On May

12, 2023, the Company borrowed €1.3 billion of Euro term loans under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months. As of December 31, 2023, the Company had €1.3 billion outstanding under the Euro Credit Agreement, which was included in Long-term debt as the Company intended to exercise its options to extend the termination date. The first and second options to extend the termination date were both exercised in 2024. On May 22, 2024, the Company repaid €550 million of the term loans under the Euro Credit Agreement using a portion of the proceeds from the Euro notes issued on May 17, 2024, as discussed below. As of September 30, 2024, the Company had €750 million remaining outstanding under the Euro Credit Agreement with an interest rate of 4.13%.

On May 17, 2024, the Company issued €650 million of 3.25% Euro notes due May 17, 2028 at 99.525% of face value and €850 million of 3.375% Euro notes due May 17, 2032 at 99.072% of face value. Proceeds from the issuance were used for general corporate purposes, including the repayment of a portion of the indebtedness under the commercial paper program and the Euro Credit Agreement.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of September 30, 2024 or December 31, 2023.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended September 30, 2024 and December 31, 2023 was as follows:

Dollars in millions	September 30, 2024	December 31, 2023
Total debt	$8,346	$8,164

Net income	$3,455	$2,957
Add:
Interest expense	285	266
Other (income) expense	(430)	(49)
Income taxes	911	866
Depreciation	298	282
Amortization and impairment of intangible assets	101	113
EBITDA	$4,620	$4,435
Total debt to EBITDA ratio	1.8	1.8

Stockholders' Equity

The changes to stockholders' equity during the nine months ended 2024 were as follows:

In millions
Total stockholders' equity, December 31, 2023	$3,013
Net income	2,738
Repurchases of common stock	(1,125)
Dividends declared	(1,277)
Other comprehensive income (loss)	(15)
Other, net	58
Total stockholders' equity, September 30, 2024	$3,392

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2024. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2024 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of September 30, 2024, there were approximately $3.9 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity for the third quarter of 2024 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
July 2024	0.6	$242.75	0.6	$4,102
August 2024	0.5	$243.09	0.5	$3,965
September 2024	0.4	$250.45	0.4	$3,865
Total	1.5		1.5

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 30, 2024	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)