Form 10-K
period 2024-12-31
ILLINOIS TOOL WORKS INC
filed 2025-02-14
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $70.1 billion based on the New York Stock Exchange closing sales price as of June 30, 2024.
Shares of common stock outstanding at January 31, 2025: 293.5 million.
Documents Incorporated by Reference

Portions of the 2025 Proxy Statement for Annual Meeting of Stockholders to be held on May 2, 2025.	Part III

PART I

ITEM 1. Business

General

Illinois Tool Works Inc. (the "Company" or "ITW") was founded in 1912 and incorporated in 1915. The Company's ticker symbol is ITW. The Company is a global manufacturer of a diversified range of industrial products and equipment with 86 divisions in 51 countries. As of December 31, 2024, the Company employed approximately 44,000 people.

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

Test & Measurement and Electronics— This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive original equipment manufacturers and tiers, energy, industrial capital goods and consumer durables markets. Products in this segment include:

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

Specialty Products— This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, airlines, industrial capital goods and printing and publishing markets. Products in this segment include:

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

•Customer-back Innovation has fueled decades of profitable growth at ITW. The Company's unique innovation approach is built on insight gathered from the 80/20 Front-to-Back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their "80" customers. ITW's innovation efforts are focused on understanding customer needs, particularly those in "80" markets with solid long-term growth fundamentals, and creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 20,900 granted and pending patents;

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

•Business Structure Simplification was implemented to simplify and scale up ITW's operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 86 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

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

Since implementing the Company's enterprise strategy in 2012, the Company has demonstrated the compelling performance potential of the ITW Business Model and superior 80/20 management, resulting in meaningful incremental improvement in margins and returns as evidenced by the Company's operating margin and after-tax return on invested capital. At the same time, these 80/20 initiatives may also result in restructuring initiatives that reduce costs and improve profitability and returns.

OUR NEXT PHASE: 2024 - 2030

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

Throughout the Next Phase, the Company's focus is to build organic growth into a core ITW strength on par with the Company’s world-class financial performance and operational capabilities. Throughout this phase, the Company will sustain its foundational strengths built over the past decade, including the high-quality ITW Business Model practice. Customer-back Innovation ("CBI") is the most impactful driver to achieve high-quality organic growth through the cycle by establishing trusted problem solver relationships with key customers to effectively invent solutions that address customers' most critical pain points or tackle the biggest growth opportunities. CBI successes, coupled with underlying market growth and share gains, are how the Company intends to achieve its high-quality organic growth.

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

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. In the fourth quarter of 2022, both of these businesses were divested. The business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. The business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the twelve months ended December 31, 2022 was $106 million.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million and $37 million for the twelve months ended December 31, 2023 and 2022, respectively. Refer to Note 3. Divestitures in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's divestitures.

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The purchase price for both acquisitions was subject to certain closing adjustments. These acquisitions were not material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows. Refer to Note 2. Acquisitions in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's acquisitions.

On August 5, 2024, the Company entered into a purchase agreement with affiliates of Clayton, Dubilier & Rice, LLC ("CD&R") for the sale of the Company’s noncontrolling equity interest in Wilsonart International Holdings LLC ("Wilsonart") for $398 million. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. The sale of the Company’s equity interest in Wilsonart is not expected to have a material impact on the Company’s financial results in subsequent periods. Refer to Note 5. Other Income (Expense) and Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for additional information regarding this transaction.

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

Intellectual Property

The Company owns approximately 4,100 unexpired U.S. patents and 10,500 unexpired foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,500 applications for patents pending in the U.S. Patent Office and 4,800 applications pending in foreign patent offices. There is no assurance that any of these patents will be issued. The Company maintains a patent group for the administration of patents and processing of patent applications.

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

Human Capital Management

As of December 31, 2024, the Company employed approximately 44,000 people, with approximately 16,000 people located in the United States and the remainder in multiple other countries where the Company's businesses operate. The Company strives to be a great employer through its demonstrated commitment to employee safety, its workplace culture, talent development, the ITW employee experience, compensation and benefits.

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

The Great ITW Leader Framework defines leadership capabilities and attributes to help colleagues to reach their full potential as leaders. Great ITW Leaders are expected to make great strategic choices to drive above-market organic growth, be an expert in the practice of customer-back innovation and the ITW Business Model, deliver great results, be great talent managers and lead through ITW's culture and values. Great ITW Leaders who have expertise in the ITW Business Model are the critical factor in translating the potential of the ITW Business Model into full performance. Because this expertise develops over time and through specific experiences, the Company focuses on developing and promoting its own talent to support the Company's sustained business success over the long term.

The ITW Employee Experience. ITW believes it is at its best when it brings together unique perspectives, experiences, and ideas. Rooted in ITW's core values of Respect and Integrity, the Company is committed to equal employment opportunity, fair treatment and creating inclusive workplaces where all ITW colleagues can perform to their full potential. Consistent with these values, ITW is also committed to attracting the best talent for its global leadership teams, valuing the perspectives of every ITW colleague, and reflecting the communities where we live and work. ITW drives progress through a comprehensive enterprise talent management strategy, which focuses on: (i) leadership commitment and accountability; (ii) attracting and retaining great ITW talent; (iii) creating inclusive workplaces; and (iv) striving to be a great employer.

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

Executive Officers of the Company as of February 14, 2025 were as follows:

Name	Age	Present Position	First Year in Present Position	Other Positions Held During 2020-2024
Christopher A. O'Herlihy	61	President & Chief Executive Officer	2024	Vice Chairman 2015-2023.
Axel R.J. Beck	59	Executive Vice President	2020	Group President, food equipment businesses, 2016-2020.
T. Kenneth Escoe	49	Executive Vice President	2020
Javier Gracia Carbonell	52	Executive Vice President	2022	Group President, construction businesses, 2020-2021.
Patricia A. Hartzell	48	Executive Vice President	2022	Group President, test & measurement and electronics businesses, 2020-2021.
Michael M. Larsen	56	Senior Vice President & Chief Financial Officer	2013
Mary K. Lawler	59	Senior Vice President & Chief Human Resources Officer	2014
Randall J. Scheuneman	57	Vice President & Chief Accounting Officer	2009
Jennifer K. Schott	51	Senior Vice President, General Counsel & Secretary	2021	Deputy General Counsel & Assistant Secretary, Caterpillar, Inc., 2019-2021.
Guilherme Silva	49	Executive Vice President	2024	Group President, polymers & fluids businesses, 2020-2021; Group President, test & measurement and electronics businesses, 2021-2023.
Sharon A. Szafranski	58	Executive Vice President	2020
Mark A. Thibeault	41	Executive Vice President	2025	Vice President/General Manager, test & measurement and electronics businesses, 2019-2022; Group President, test & measurement and electronics businesses, 2022-2024.

Available Information

Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's website (www.itw.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the Securities and Exchange Commission (the "SEC"). The Company's Code of Ethics for the CEO and key financial and accounting personnel is also posted on the Company's website.

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

The Company's businesses are impacted by economic conditions around the globe. Slower economic growth, financial market instability, supply chain disruptions, natural disasters, public health crises (such as the COVID-19 pandemic), labor market challenges, rapid inflation, armed conflicts (such as the Russia and Ukraine conflict), government deficit reduction, sequestration and other austerity measures impacting the markets the Company serves can adversely affect the Company's businesses by reducing demand for the Company's products and services, limiting financing available to the Company's customers, causing production delays, increasing order cancellations and the difficulty in collecting accounts receivable, increasing price competition, or increasing the risk that counterparties to the Company's contractual arrangements will become insolvent or otherwise unable to fulfill their obligations.

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

The Company's ability to develop new products based on innovation can affect its competitive position and sometimes requires the investment of significant time and resources. Difficulties or delays in research, development, production or commercialization of new products and services or in the adoption of technological change, such as the use of artificial intelligence and machine learning, may reduce future revenues and adversely affect the Company's competitive position. If the Company is unable to create sustainable product differentiation, its organic growth may be adversely affected.

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

The supply of raw materials to the Company and to its component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials have fluctuated significantly in the past and the Company has experienced upward pricing pressure on specialty materials such as high labor-content fabrications. Significant price increases could adversely affect the Company's results of operations and operating margins. In particular, inflation, changes in trade policies, the imposition of duties and tariffs, potential retaliatory countermeasures, public health crises and pandemics (such as the COVID-19 pandemic, which adversely impacted the price and availability of raw materials), threatened or actual military conflicts (such as the Russia and Ukraine conflict) and severe weather events could adversely impact the price or availability of raw materials. The Company may not be able to pass along increased raw material and components parts prices to its customers in the form of price increases or its ability to do so could be delayed. Consequently, its results of operations and financial condition may be adversely affected.

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

The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; computer viruses; employee error or malfeasance; and attacks by computer hackers, which have continued to increase on a global scale in both magnitude and frequency, taken on novel and unprecedented forms and become more difficult to detect. The risk and severity of cybersecurity attacks could increase as artificial intelligence is used by threat actors to identify vulnerabilities and conduct increasingly sophisticated attacks. Minor security breaches have occurred from time to time and are expected to occur in the future. Although the cyber-attacks experienced to date have not had a material impact, future security breaches of our technology networks and systems or those of our vendors and third-party service providers could result in unauthorized disclosure of confidential information or personal data belonging to our employees, partners, customers or suppliers, which could cause reputational and legal harm as we are subject to data privacy laws, including the EU General Data Protection Regulation, in the various countries in which we operate. If our information technology systems suffer severe damage, disruption, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, or if we violate data privacy laws, there could be a negative impact on operating results and/or the financial reporting process and the Company may suffer financial or reputational damage.

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

The Company has engaged in various acquisitions in the past and could choose to acquire additional businesses in the future. Acquisitions involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect the Company's profitability and returns:

•The acquired business' inability to adapt to the ITW Business Model or otherwise perform in accordance with the Company's anticipated results or timetable, could cause it to under perform relative to the Company's expectations and the price paid for it.
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

The Company may incur fines or penalties, damage to its reputation or other adverse consequences if its employees, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, artificial intelligence, human rights or other laws.

The Company has a decentralized operating structure under which its individual businesses are allowed significant decision-making autonomy within the Company's strategic framework and internal financial and compliance controls. The Company is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations, such as anti-bribery and anti-corruption, competition, export and import, trade sanctions, data privacy, environmental, the use of artificial intelligence in our business and in our products and services, and human rights laws. Although the Company has implemented compliance programs which include internal controls, policies and procedures and employee training to deter prohibited practices, these measures may not be effective in preventing employees, agents or business partners from violating or circumventing such internal policies and violating applicable laws and regulations. Any such improper actions could subject the Company to civil or criminal investigations, could lead to substantial civil or criminal monetary and non-monetary penalties against the Company or its subsidiaries, or could damage its reputation.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of global supply chain challenges, related government actions and the Company's strategy in response thereto on the Company's business, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, enterprise initiatives, the Company's portion of future benefit payments related to pension and postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of interest rate changes, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include those risks described above. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Cybersecurity risk management is part of the Company's global enterprise risk management program. In order to manage the risks associated with cybersecurity threats, the Company has implemented a risk-based cybersecurity program consisting of processes, technologies, and controls to assess, identify and manage material risks from cybersecurity threats.

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
•Network/endpoint protection, monitoring and response;
•Vulnerability management and
•Backup and recovery testing.

While the Company's information systems are exposed to cybersecurity threats and risks, the Company has not experienced any material cybersecurity incidents during 2024, 2023 or 2022, and any costs or operational impacts related to cybersecurity incidents were immaterial during this period.

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

In addition to oversight by the Board of Directors, several cross-functional management teams focus on cybersecurity risk and report any identified cybersecurity incidents. Each of the Company's divisions has a Division Cyber Incident Response Team and protocols in place to communicate cybersecurity incidents to a central Cyber Incident Response Team. The Cyber Incident Response Team is led by the Chief Information Security Officer ("CISO") and is responsible for the initial assessment of cybersecurity incidents and oversight of any incident response.

The Company’s cybersecurity program is overseen by a dedicated global team of cybersecurity professionals, led by the CISO who brings over 20 years of information technology and cybersecurity leadership experience and holds the Certified Information Security Manager ("CISM") designation. The CISO reports directly to the Chief Information Officer ("CIO") and is responsible for leading the execution of the Company's cybersecurity strategy.

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

ITEM 2. Properties

Due to the Company's decentralized operating structure and global operations, the Company operates out of a large number of facilities worldwide, none of which are individually significant to the Company or its segments. As of December 31, 2024, the Company operated approximately 410 plants and office facilities, excluding regional sales offices and warehouse facilities. Approximately 270 of the facilities were located outside of the United States. Principal foreign countries include China, Germany, France, and the United Kingdom.

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

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data— The Company's common stock is listed on the New York Stock Exchange under the trading symbol "ITW." There were approximately 4,199 holders of record of common stock as of January 31, 2025. This number does not include beneficial owners of the Company's securities held in the name of nominees.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Illinois Tool Works Inc., the S&P 500 Index,
and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Illinois Tool Works Inc.
S&P 500
Peer Group

*Assumes $100 invested on December 31, 2019, including reinvestment of dividends. Fiscal years ended December 31.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

The 2024 peer group consists of the following 17 public companies, consistent with the peer group included in the Company's Proxy Statement:

3M Company	Ecolab Inc.	Parker-Hannifin Corporation
Caterpillar Inc.	Emerson Electric Co.	PPG Industries, Inc.
Cummins Inc.	Fortive Corporation	Rockwell Automation, Inc.
Deere & Company	General Dynamics Corporation	Stanley Black & Decker, Inc.
Dover Corporation	Honeywell International Inc.	Trane Technologies plc
Eaton Corporation plc	Johnson Controls International plc

The Compensation Committee of the Board of Directors of the Company reviews the peer group annually and from time to time changes the composition of the peer group where changes are appropriate. There were no changes in the Company's peer group in 2024.

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

On August 4, 2023, the Company announced a stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of December 31, 2024, there were approximately $3.5 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity under the Company's share repurchase programs for the fourth quarter of 2024 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
October 2024	0.5	$258.91	0.5	$3,721
November 2024	0.5	$271.32	0.5	$3,597
December 2024	0.4	$269.58	0.4	$3,490
Total	1.4		1.4
ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with 86 divisions in 51 countries. As of December 31, 2024, the Company employed approximately 44,000 people.

The Company's operations are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products.

Due to the large number of diverse businesses and the Company's decentralized operating structure, the Company does not require its businesses to provide detailed information on operating results. Instead, the Company's corporate management collects data on several key measurements: operating revenue, operating income, operating margin, variable cost of revenue, overhead expenses, number of months on hand in inventory, days sales outstanding in accounts receivable, past due receivables and return on invested capital. These key measures are monitored by management and significant changes in operating results versus current trends in end markets and variances from forecasts are discussed with operating unit management.

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

•Customer-back Innovation has fueled decades of profitable growth at ITW. The Company's unique innovation approach is built on insight gathered from the 80/20 Front-to-Back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their "80" customers. ITW's innovation efforts are focused on understanding customer needs, particularly those in "80" markets with solid long-term growth fundamentals, and creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 20,900 granted and pending patents;

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

•Business Structure Simplification was implemented to simplify and scale up ITW's operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 86 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

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

Since implementing the Company's enterprise strategy in 2012, the Company has demonstrated the compelling performance potential of the ITW Business Model and superior 80/20 management, resulting in meaningful incremental improvement in margins and returns as evidenced by the Company's operating margin and after-tax return on invested capital. At the same time, these 80/20 initiatives may also result in restructuring initiatives that reduce costs and improve profitability and returns.

OUR NEXT PHASE: 2024 - 2030

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

Throughout the Next Phase, the Company's focus is to build organic growth into a core ITW strength on par with the Company’s world-class financial performance and operational capabilities. Throughout this phase, the Company will sustain its foundational strengths built over the past decade, including the high-quality ITW Business Model practice. Customer-back Innovation ("CBI") is the most impactful driver to achieve high-quality organic growth through the cycle by establishing trusted problem solver relationships with key customers to effectively invent solutions that address customers' most critical pain points or tackle the biggest growth opportunities. CBI successes, coupled with underlying market growth and share gains, are how the Company intends to achieve its high-quality organic growth.

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

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. In the fourth quarter of 2022, both of these businesses were divested. The business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. The business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the twelve months ended December 31, 2022 was $106 million.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million and $37 million for the twelve months ended December 31, 2023 and 2022, respectively. Refer to Note 3. Divestitures in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's divestitures.

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The purchase price for both acquisitions was subject to certain closing adjustments. These acquisitions were not material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows. Refer to Note 2. Acquisitions in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's acquisitions.

On August 5, 2024, the Company entered into a purchase agreement with affiliates of Clayton, Dubilier & Rice, LLC ("CD&R") for the sale of the Company’s noncontrolling equity interest in Wilsonart International Holdings LLC ("Wilsonart") for $398 million. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. The sale of the Company’s equity interest in Wilsonart is not expected to have a material impact on the Company’s financial results in subsequent periods. Refer to Note 5. Other Income (Expense) and Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for additional information regarding this transaction.

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
•Product line simplification ("PLS") - focuses businesses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. In the short-term, PLS may result in a decrease in revenue and overhead costs while improving operating margin. In the long-term, PLS is expected to result in growth in revenue, profitability, and returns.

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $22 million as of December 31, 2024. The revenue for these four subsidiaries for the twelve months ended December 31, 2024 was approximately $24 million. These subsidiaries were not material to the Company's results of operations or financial position.

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. On October 3, 2022, the business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. On December 1, 2022, the business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. The pre-tax gains were included in Other income (expense) in the Statement of Income. Income taxes on the gains were mostly offset by the utilization of capital loss carryforwards of $32 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the twelve months ended December 31, 2022 was $106 million.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations for the twelve months ended December 31, 2023 and 2022 was $9 million and $37 million, respectively. Refer to Note 3. Divestitures in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's divestitures.

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The purchase price for both acquisitions was subject to certain closing adjustments. These acquisitions were not material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows. The allocation of purchase price for these acquisitions will be completed as soon as practicable, but no later than one year from the acquisition date. Refer to Note 2.

Acquisitions in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's acquisitions.

During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company’s operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. The LIFO provision for the years ended December 31, 2023 and 2022 was $6 million of expense and $7 million of income, respectively, and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data for additional information regarding this change in accounting method and the Company’s inventory balances.

On August 5, 2024, the Company entered into a purchase agreement with affiliates of CD&R for the sale of the Company’s noncontrolling equity interest in Wilsonart. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. The sale of the Company’s equity interest in Wilsonart is not expected to have a material impact on the Company’s financial results in subsequent periods. Refer to Note 5. Other Income (Expense) and Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for additional information regarding this transaction.

In a challenging and dynamic environment, the Company delivered solid financial results in 2024 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for 2024 compared to 2023 and 2023 compared to 2022.

Operating Expenses

Dollars in millions	2024	2023	2022
Operating Revenue	$15,898	$16,107	$15,932
Cost of revenue	$8,858	$9,316	$9,429
Percent of operating revenue	55.7%	57.8%	59.2%
Selling, administrative, and research and development expenses	$2,675	$2,638	$2,579
Percent of operating revenue	16.8%	16.4%	16.2%
Amortization and impairment of intangible assets	$101	$113	$134
Percent of operating revenue	0.6%	0.7%	0.8%

Cost of revenue was $8.9 billion in 2024, $9.3 billion in 2023 and $9.4 billion in 2022. Cost of revenue was 4.9% lower in 2024 compared to 2023 primarily due to lower revenue and the first quarter 2024 LIFO accounting method change, which reduced cost of revenue by 3.1% and 1.3%, respectively. Cost of revenue as a percent of operating revenue improved in 2024 compared to 2023 primarily due to the LIFO accounting method change and benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses. Cost of revenue was 1.2% lower in 2023 compared to 2022 primarily due to the impact of divestiture activity in the second quarter of 2023 and the fourth quarter of 2022, which reduced cost of revenue by 1.0%. Cost of revenue as a percent of operating revenue improved in 2023 compared to 2022 primarily due to benefits from the Company's enterprise initiatives and positive operating leverage, partially offset by higher employee-related expenses.

Selling, administrative, and research and development expenses were $2.7 billion in 2024, $2.6 billion in 2023 and $2.6 billion in 2022. Expenses in 2024 increased 1.4% compared to 2023 primarily driven by higher employee-related expenses and the impact of acquisitions in 2024. Selling, administrative, and research and development expenses as a percent of operating revenue were higher in 2024 compared to 2023, as higher employee-related expenses and the unfavorable impact of acquisitions in the first and second quarters of 2024 were partially offset by benefits from the Company's enterprise initiatives. Expenses in 2023 increased 2.3% compared to 2022 driven by a 3.0% increase resulting from higher organic revenue, partially offset by the impact of divestiture activity which reduced expenses by 0.7%. Selling, administrative, and research and development expenses as a percent of operating revenue were slightly higher in 2023 compared to 2022 primarily due to higher employee-related expenses and research and development expenses, partially offset by positive operating leverage and benefits from the Company's enterprise initiatives.

Amortization and impairment of intangible assets was $101 million in 2024, $113 million in 2023 and $134 million in 2022. The decreased expense in each respective period was primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operation by Segment" sections for additional discussion of operating results for 2024 compared to 2023 and 2023 compared to 2022.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for 2024, 2023 and 2022 were as follows:

2024 compared to 2023

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$15,898	$16,107	(1.3)%	(0.7)%	0.1%	—%	(0.7)%	(1.3)%
Operating income	$4,264	$4,040	5.5%	6.2%	(0.2)%	0.5%	(1.0)%	5.5%
Operating margin %	26.8%	25.1%	170 bps	170 bps	(10) bps	10 bps	—	170 bps

•Operating revenue decreased primarily due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue declined 0.7% as a decrease in the Construction Products, Welding, Test & Measurement and Electronics and Automotive OEM segments was partially offset by growth in the Specialty Products, Food Equipment and Polymers & Fluids segments. Product line simplification activities reduced organic revenue by 60 basis points.
◦North American organic revenue decreased 2.4% as a decline in six segments was partially offset by growth in the Specialty Products segment.
◦Europe, Middle East and Africa organic revenue declined 0.3% as a decrease in the Automotive OEM, Construction Products and Test & Measurement and Electronics segments was partially offset by growth in the Specialty Products, Food Equipment, Polymers & Fluids and Welding segments.
◦Asia Pacific organic revenue grew 3.0% as growth in six segments was partially offset by a decline in the Construction Products segment. Organic revenue in China increased 6.9% as growth in five segments was partially offset by a decline in the Construction Products and Test & Measurement and Electronics segments.
•Operating income of $4.3 billion grew 5.5%, or 2.6% excluding the $117 million favorable impact of the LIFO accounting method changed discussed previously.
•Operating margin of 26.8% increased 170 basis points. Excluding the 70 basis points of favorable impact from the LIFO accounting method change in the first quarter of 2024, operating margin increased 100 basis points primarily driven by benefits from the Company's enterprise initiatives of 130 basis points and favorable price/cost of 40 basis points, partially offset by higher employee-related expenses.
•The Company's effective tax rate for 2024 and 2023 was 21.1% and 22.6%, respectively. The 2024 effective tax rate benefited from discrete income tax benefits during the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. Refer to Note 5. Other Income

(Expense) and Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for additional information regarding these transactions. The 2023 effective tax rate benefited from a discrete income tax benefit of $20 million in the second quarter of 2023 related to amended 2021 U.S. taxes. Additionally, the effective tax rates for 2024 and 2023 included discrete income tax benefits of $14 million and $20 million, respectively, related to excess tax benefits from stock-based compensation.
•Diluted earnings per share ("EPS") of $11.71 in 2024 increased 20.2%, or 4.2% excluding the favorable impact from the first quarter 2024 LIFO accounting method change of $0.30 and the favorable impact of $1.26 from the third quarter 2024 Wilsonart transaction.
•The Company repurchased approximately 5.9 million shares of its common stock in 2024 for approximately $1.5 billion.
•The Company increased the quarterly dividend on common stock from $1.40 to $1.50 per share in 2024, or from $5.60 to $6.00 per share on an annualized basis. Total cash dividends of approximately $1.7 billion were paid in 2024.

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
•Diluted earnings per share ("EPS") of $9.74 in 2023 decreased 0.3%. Excluding the favorable impact of $0.60 per diluted share in 2022 related to the pre-tax divestiture gains of $197 million in the fourth quarter of 2022, or $188 million after-tax including the impact of the $32 million discrete tax benefit noted above, EPS increased 6.2%.

•The Company repurchased approximately 6.4 million shares of its common stock in 2023 for approximately $1.5 billion.
•The Company increased the quarterly dividend on common stock from $1.31 to $1.40 per share in 2023, or from $5.24 to $5.60 per share on an annualized basis. Total cash dividends of approximately $1.6 billion were paid in 2023.

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenue and operating income to total operating revenue and operating income is as follows:

	Operating Revenue
In millions	2024	2023	2022
Automotive OEM	$3,188	$3,235	$2,969
Food Equipment	2,647	2,622	2,444
Test & Measurement and Electronics	2,818	2,832	2,828
Welding	1,851	1,902	1,894
Polymers & Fluids	1,764	1,804	1,905
Construction Products	1,909	2,033	2,113
Specialty Products	1,743	1,697	1,799
Total segments	15,920	16,125	15,952
Intersegment revenue	(22)	(18)	(20)
Total	$15,898	$16,107	$15,932

	Operating Income
In millions	2024	2023	2022
Automotive OEM	$625	$561	$499
Food Equipment	719	713	618
Test & Measurement and Electronics	703	686	684
Welding	597	605	583
Polymers & Fluids	484	482	479
Construction Products	559	578	548
Specialty Products	528	449	481
Total segments	4,215	4,074	3,892
Unallocated	49	(34)	(102)
Total	$4,264	$4,040	$3,790

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated expenses in 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million in the first quarter of 2024. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data for additional information regarding this change in accounting method and the Company’s inventory balances. Unallocated expenses in 2023 were lower as compared to 2022 primarily due to the impact of lower corporate expenses, including favorable health and welfare expenses, and an immaterial insurance recovery.

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

The results of operations for the Automotive OEM segment for 2024, 2023 and 2022 were as follows:

2024 compared to 2023

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,188	$3,235	(1.5)%	(0.4)%	—%	—%	(1.1)%	(1.5)%
Operating income	$625	$561	11.4%	9.6%	—%	3.0%	(1.2)%	11.4%
Operating margin %	19.6%	17.3%	230 bps	180 bps	—	50 bps	—	230 bps

•Operating revenue decreased due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue declined 0.4% compared to worldwide auto builds which decreased 1%. Product line simplification activities reduced organic revenue by 70 basis points.
◦North American revenue decreased 5.1% compared to North American auto builds which declined 1% primarily due to customer mix and product line simplification activities. Auto builds for the Detroit 3, where the Company has higher content, decreased 4%.
◦European organic revenue declined 3.4% compared to European auto builds which decreased 5% primarily due to market penetration gains.
◦Asia Pacific organic revenue grew 9.7%. China organic revenue increased 8.1%, including growth in the electric vehicles market and market penetration gains with Chinese original equipment manufacturers, versus China auto builds which grew 4%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content per vehicle, decreased 17%.
•Operating margin of 19.6% increased 230 basis points primarily driven by benefits from the Company's enterprise initiatives, lower restructuring expenses and favorable price/cost of 20 basis points, partially offset by higher employee-related expenses and continued investment in the business.

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

The results of operations for the Food Equipment segment for 2024, 2023 and 2022 were as follows:

2024 compared to 2023

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,647	$2,622	1.0%	1.1%	—%	—%	(0.1)%	1.0%
Operating income	$719	$713	1.0%	1.4%	—%	(0.3)%	(0.1)%	1.0%
Operating margin %	27.2%	27.2%	—	10 bps	—	(10) bps	—	—

•Operating revenue increased primarily due to higher organic revenue.
•Organic revenue grew 1.1% as equipment declined 0.8% and service organic revenue increased 4.8%.
◦North American organic revenue decreased 0.2%. Equipment organic revenue declined 2.4% primarily due to lower demand in the independent restaurant and food retail end markets, partially offset by growth in the institutional end market. Service organic revenue grew 3.9%.
◦International organic revenue grew 3.0%. Equipment organic revenue increased 1.6% primarily due to higher demand in the European warewash and cooking end markets and growth in Asia Pacific, partially offset by lower demand in the European refrigeration end market. Service organic revenue grew 6.4%.
•Operating margin of 27.2% was flat as benefits from the Company's enterprise initiatives, favorable price/cost of 30 basis points and positive operating leverage of 20 basis points were offset by higher operating expenses, including employee-related expenses and additional investment in the business.

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

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive original equipment manufacturers and tiers, energy, industrial capital goods and consumer durables markets. Products in this segment include:

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

The results of operations for the Test & Measurement and Electronics segment for 2024, 2023 and 2022 were as follows:

2024 compared to 2023

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,818	$2,832	(0.5)%	(1.0)%	0.9%	—%	(0.4)%	(0.5)%
Operating income	$703	$686	2.5%	4.0%	(1.0)%	—%	(0.5)%	2.5%
Operating margin %	24.9%	24.2%	70 bps	130 bps	(50) bps	—	(10) bps	70 bps

•Operating revenue decreased due to lower organic revenue and the unfavorable effect of foreign currency translation, partially offset by revenue from acquisitions.

•The Company completed the acquisition of one business for $57 million, net of cash acquired, on January 2, 2024, and completed the acquisition of a second business for $59 million, net of cash acquired, on April 1, 2024. Refer to Note 2. Acquisitions in Item 8. Financial Statements and Supplementary Data for additional information regarding these acquisitions.
•Organic revenue decreased 1.0% primarily due to a decline in the semiconductor and electronics end markets, partially offset by growth in the MTS Test & Simulation business.
◦Organic revenue for the test and measurement businesses declined 1.0% primarily driven by lower demand in the semiconductor and general industrial end markets, primarily in North America and Asia Pacific, partially offset by growth in the MTS Test & Simulation business.
◦Electronics organic revenue decreased 1.3% primarily due to a decline in the consumer electronics end market, partially offset by higher demand in the consumable semiconductor end market. The electronics assembly businesses declined 11.1% primarily due to lower demand in North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 3.1% primarily due to higher demand across all major regions.
•Operating margin of 24.9% increased 70 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 60 basis points and lower intangible asset amortization expense, partially offset by product mix, the dilutive impact of 50 basis points from acquisitions in 2024, higher employee-related expenses and unfavorable operating leverage of 20 basis points.

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

The results of operations for the Welding segment for 2024, 2023 and 2022 were as follows:

2024 compared to 2023

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,851	$1,902	(2.7)%	(2.4)%	—%	—%	(0.3)%	(2.7)%
Operating income	$597	$605	(1.3)%	(1.3)%	—%	0.2%	(0.2)%	(1.3)%
Operating margin %	32.3%	31.8%	50 bps	40 bps	—	10 bps	—	50 bps

•Operating revenue decreased due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue declined 2.4% as equipment and consumables decreased 2.1% and 3.0%, respectively.
◦North American organic revenue decreased 3.3% as the industrial and commercial end markets declined 2.3% and 6.0%, respectively.
◦International organic revenue grew 2.2% primarily due to higher equipment demand in the general industrial and oil and gas end markets in Europe and Asia Pacific.
•Operating margin of 32.3% increased 50 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 50 basis points, partially offset by higher employee-related expenses and unfavorable operating leverage of 40 basis points.

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

The results of operations for the Polymers & Fluids segment for 2024, 2023 and 2022 were as follows:

2024 compared to 2023

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,764	$1,804	(2.2)%	0.9%	—%	—%	(3.1)%	(2.2)%
Operating income	$484	$482	0.4%	3.7%	—%	0.9%	(4.2)%	0.4%
Operating margin %	27.4%	26.7%	70 bps	80 bps	—	20 bps	(30) bps	70 bps

•Operating revenue decreased due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue grew 0.9% due to increases in South America, Europe and Asia Pacific, partially offset by a decrease in North America. Product line simplification activities reduced organic revenue by 30 basis points.
◦Organic revenue for the polymers businesses grew 6.3% due to increases in South America, Europe and Asia Pacific, partially offset by a decrease in North America.
◦Organic revenue for the fluids businesses increased 1.9% primarily driven by higher demand in Europe, primarily due to growth in the life sciences end market, partially offset by lower demand in the North American and European industrial maintenance, repair and operations and hygiene end markets.
◦Organic revenue for the automotive aftermarket businesses declined 2.2% primarily due to lower demand in the North American car care, body repair and tire repair businesses, partially offset by growth in the North American engine repair business and the European additives and tire repair businesses.
•Operating margin of 27.4% increased 70 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 30 basis points, positive operating leverage of 20 basis points, lower restructuring expenses and lower intangible asset amortization expense, partially offset by higher employee-related expenses.

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

The results of operations for the Construction Products segment for 2024, 2023 and 2022 were as follows:

2024 compared to 2023

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,909	$2,033	(6.1)%	(6.1)%	—%	—%	—%	(6.1)%
Operating income	$559	$578	(3.4)%	(2.5)%	—%	(0.8)%	(0.1)%	(3.4)%
Operating margin %	29.3%	28.4%	90 bps	110 bps	—	(20) bps	—	90 bps

•Operating revenue decreased due to lower organic revenue.
•Organic revenue declined 6.1% due to lower demand across all major regions. Product line simplification activities reduced organic revenue by 50 basis points.
◦North American organic revenue decreased 4.6% primarily due to lower demand in the residential and commercial end markets. Organic revenue in the United States residential and commercial end markets declined 4.5% and 9.5%, respectively. Organic revenue in Canada increased 3.9%.
◦International organic revenue declined 7.7%. European organic revenue decreased 6.3% primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue declined 9.2% primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin of 29.3% increased 90 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 10 basis points, partially offset by unfavorable operating leverage of 110 basis points, higher employee-related expenses and higher restructuring expenses.

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

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, airlines, industrial capital goods and printing and publishing markets. Products in this segment include:

•conveyor systems and line automation for the food and beverage industries;
•plastic consumables that multi-pack cans and bottles and related equipment;
•foil, film and related equipment used to decorate consumer products;
•product coding and marking equipment and related consumables;
•plastic and metal closures and components for appliances;
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for 2024, 2023 and 2022 were as follows:

2024 compared to 2023

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2024	2023	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,743	$1,697	2.7%	3.5%	(0.6)%	—%	(0.2)%	2.7%
Operating income	$528	$449	17.6%	17.3%	(0.1)%	0.7%	(0.3)%	17.6%
Operating margin %	30.3%	26.5%	380 bps	350 bps	10 bps	20 bps	—	380 bps

•Operating revenue increased due to higher organic revenue, partially offset by the impact of a divestiture in the second quarter of 2023 and the unfavorable effect of foreign currency translation.
•The Company divested a business on April 3, 2023. Operating revenue for this business in 2023 was $9 million.
•Organic revenue grew 3.5% as consumables increased 2.3% and equipment sales grew 8.2% due to higher demand across all major regions. Product line simplification activities reduced organic revenue by 270 basis points.
◦North American organic revenue increased 1.8% primarily driven by growth in the ground support equipment, appliance, consumer packaging and strength films businesses, partially offset by a decline in the decorative and thermal foils businesses.
◦International organic revenue grew 6.9% primarily due to an increase in Europe, primarily in the ground support equipment business, and growth in the appliance business in Asia Pacific, partially offset by a decline in the consumer packaging businesses.
•Operating margin of 30.3% increased 380 basis points primarily driven by benefits from the Company's enterprise initiatives, positive operating leverage of 70 basis points, favorable price/cost of 70 basis points and lower restructuring expenses, partially offset by higher employee-related expenses and product mix.

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

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $283 million in 2024, $266 million in 2023 and $203 million in 2022. Interest expense in 2024 was higher than 2023 primarily due to the issuance of the Euro notes in May of 2024, partially offset by the repayment of the $700 million notes due March 1, 2024. Interest expense in 2023 was higher than 2022 primarily due to higher interest rates, partially offset by the repayment of notes due May 22, 2023. Refer to Note 10. Debt in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's debt.
•Other income (expense) was income of $441 million in 2024, $49 million in 2023 and $255 million in 2022. On August 5, 2024, the Company entered into a purchase agreement with affiliates of CD&R for the sale of the Company’s noncontrolling equity interest in Wilsonart. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million. The sale of the Company’s equity interest in Wilsonart is not expected to have a material impact on the Company’s financial results in subsequent periods. Other income was higher in 2022 as compared to 2023 primarily due to net pre-tax gains of $191 million related to the sale of businesses in 2022. Refer to Note 3. Divestitures and Note 5. Other Income (Expense) for additional information regarding these transactions.
•The Company's effective tax rate for 2024, 2023, and 2022 was 21.1%, 22.6% and 21.0%, respectively. The 2024 effective tax rate benefited from discrete income tax benefits during the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. The 2023 effective tax rate benefited from a discrete income tax benefit of $20 million in the second quarter of 2023 related to amended 2021 U.S. taxes. The 2022 effective tax rate benefited from discrete income tax benefits of $32 million in the fourth quarter of 2022 related to the utilization of capital loss carryforwards and $51 million in the second quarter of 2022 related to a decrease in unrecognized tax benefits resulting from the resolution of a U.S. tax audit. Additionally, the effective tax rates for 2024, 2023 and 2022 included discrete income tax benefits of $14 million, $20 million and $12 million, respectively, related to excess tax benefits from stock-based compensation. Refer to Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.

•The impact of foreign currencies against the U.S. Dollar in 2024 versus 2023 decreased operating revenue and income before taxes by approximately $115 million and $40 million, respectively. The impact of foreign currencies against the U.S. Dollar in 2023 versus 2022 decreased operating revenue and income before taxes by approximately $7 million and $15 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Description of Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of December 31, 2024, the Company had $948 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

The Company has certain contractual obligations, primarily the current portion of noncurrent income taxes payable, operating leases and long-term debt. Refer to Note 6. Income Taxes, Note 9. Leases and Note 10. Debt in Item 8. Financial Statements and Supplementary Data for details related to the Company's contractual obligations. The Company did not have any significant off-balance sheet commitments as of December 31, 2024.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the years ended December 31, 2024, 2023 and 2022 was as follows:

In millions	2024	2023	2022
Net cash provided by operating activities	$3,281	$3,539	$2,348
Additions to plant and equipment	(437)	(455)	(412)
Free cash flow	$2,844	$3,084	$1,936

Cash dividends paid	$(1,695)	$(1,615)	$(1,542)
Repurchases of common stock	(1,500)	(1,500)	(1,750)
Acquisition of businesses (excluding cash and equivalents)	(115)	—	(2)
Proceeds from sale of operations and affiliates	—	7	278
Proceeds from sale of noncontrolling interest in Wilsonart International Holdings LLC	395	—	—
Net proceeds from (repayments of) debt	(8)	294	276
Other	27	84	42
Effect of exchange rate changes on cash and equivalents	(65)	3	(57)
Net increase (decrease) in cash and equivalents	$(117)	$357	$(819)

Net cash provided by operating activities improved in 2023 compared to 2022 as supply chains began to normalize in 2023 and the Company reduced its investment in working capital.

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

On August 4, 2023, the Company announced a stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 Program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share during the fourth quarter of 2023 and approximately 5.9 million shares of its common stock at an average price of $254.04 per share during 2024. As of December 31, 2024, there were approximately $3.5 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the net discrete tax benefit of $121 million in the third quarter of 2024 from net income and the effective tax rate for the year ended December 31, 2024. Additionally, for comparability, the Company also excluded the discrete tax benefit of $20 million in the second quarter of 2023 from net income and the effective tax rate for the year ended December 31, 2023. Also, for comparability, the Company excluded the discrete tax benefits of $32 million in the fourth quarter of 2022 and $51 million in the second quarter of 2022 from net income and the effective tax rate for the year ended December 31, 2022. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the years ended December 31, 2024, 2023, and 2022 were as follows:

Dollars in millions	2024	2023	2022
Numerator:
Net income	$3,488	$2,957	$3,034
Net discrete tax benefit related to the third quarter 2024	(121)	—	—
Discrete tax benefit related to the second quarter 2023	—	(20)	—
Discrete tax benefit related to the fourth quarter 2022	—	—	(32)
Discrete tax benefit related to the second quarter 2022	—	—	(51)
Interest expense, net of tax (1)	215	204	156
Other (income) expense, net of tax (1)	(336)	(38)	(196)
Operating income after taxes	$3,246	$3,103	$2,911

Denominator:
Invested capital:
Cash and equivalents	$948	$1,065	$708
Trade receivables	2,991	3,123	3,171
Inventories	1,605	1,707	2,054
Net assets held for sale	—	—	7
Net plant and equipment	2,036	1,976	1,848
Goodwill and intangible assets	5,431	5,566	5,632
Accounts payable and accrued expenses	(2,095)	(2,244)	(2,322)
Debt	(7,863)	(8,164)	(7,763)
Other, net	264	(16)	(246)
Total net assets (stockholders' equity)	3,317	3,013	3,089
Cash and equivalents	(948)	(1,065)	(708)
Debt	7,863	8,164	7,763
Total invested capital	$10,232	$10,112	$10,144

Average invested capital (2)	$10,419	$10,214	$10,017

Net income to average invested capital	33.5%	29.0%	30.3%
After-tax return on average invested capital	31.2%	30.4%	29.1%

(1)    Effective tax rate used for interest expense and other (income) expense for the years ended December 31, 2024, 2023, and 2022 was 23.8%, 23.2% and 23.2%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

After-tax ROIC increased 80 basis points for the twelve month period ended December 31, 2024 compared to the prior year period as a result of a 4.6% increase in after-tax operating income versus a 2.0% increase in average invested capital.

After-tax ROIC for the year ended December 31, 2024 included 90 basis points of favorable impact related to the cumulative effect of the change from the LIFO method of accounting to the FIFO method for certain U.S. businesses ($117 million pre-tax, or $88 million after-tax) in the first quarter of 2024. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Item 8. Financial Statements for additional information regarding this change in accounting method.

After-tax ROIC increased 130 basis points for the twelve month period ended December 31, 2023 compared to the prior year period as a result of a 6.6% increase in after-tax operating income versus a 2.0% increase in average invested capital.

A reconciliation of the 2024 effective tax rate excluding the third quarter 2024 net discrete tax benefit of $121 million, which included favorable discrete tax benefits of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions, is as follows:

	Twelve Months Ended
	December 31, 2024
Dollars in millions	Income Taxes	Tax Rate
As reported	$934	21.1%
Net discrete tax benefit related to the third quarter 2024	121	2.7%
As adjusted	$1,055	23.8%

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

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of December 31, 2024 and 2023 is summarized as follows:

In millions	2024	2023	Increase (Decrease)
Current Assets:
Cash and equivalents	$948	$1,065	$(117)
Trade receivables	2,991	3,123	(132)
Inventories	1,605	1,707	(102)
Prepaid expenses and other current assets	312	340	(28)
Total current assets	5,856	6,235	(379)
Current Liabilities:
Short-term debt	1,555	1,825	(270)
Accounts payable and accrued expenses	2,095	2,244	(149)
Other	658	606	52
Total current liabilities	4,308	4,675	(367)
Net Working Capital	$1,548	$1,560	$(12)

As of December 31, 2024, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of December 31, 2024 and 2023 was as follows:

In millions	2024	2023	Increase (Decrease)
Short-term debt	$1,555	$1,825	$(270)
Long-term debt	6,308	6,339	(31)
Total debt	$7,863	$8,164	$(301)

As of December 31, 2024, short-term debt included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement"), which was reclassified to Short-term debt in the second quarter of 2024 since the debt, including the options to extend the termination date, is due in April 2025. As of December 31, 2023, Short-term debt included $700 million related to the 3.50% notes due March 1, 2024 and $661 million related to the 0.25% Euro notes due December 5, 2024, both of which were repaid on their respective due dates. Additionally, Short-term debt included $778 million and $464 million of commercial paper as of December 31, 2024 and 2023, respectively.

As of December 31, 2023, the Company had €1.3 billion outstanding under the Euro Credit Agreement with an interest rate of 4.59%, which was included in Long-term debt as the Company intended to exercise its options to extend the termination date. The first and second options to extend the termination date were both exercised in 2024. On May 22, 2024, the Company repaid €550 million of the term loans under the Euro Credit Agreement using a portion of the proceeds from the

Euro notes issued on May 17, 2024, as discussed below. As of December 31, 2024, the Company had €750 million outstanding under the Euro Credit Agreement with an interest rate of 3.61%, which was reclassified to Short-term debt in the second quarter of 2024 since the debt, including the options to extend the termination date, is due in April 2025.

In May 2024, the Company issued €650 million of 3.25% Euro notes due May 17, 2028 at 99.525% of face value and €850 million of 3.375% Euro notes due May 17, 2032 at 99.072% of face value. Proceeds from the issuance were used for general corporate purposes, including the repayment of a portion of the indebtedness under the commercial paper program and the Euro Credit Agreement.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the fourth quarter of 2022, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of December 31, 2024 or 2023. The maximum outstanding commercial paper balance during 2024 was $1.9 billion, while the average daily balance was $906 million.

As of December 31, 2024, the Company had unused capacity of approximately $170 million under international debt facilities. In the ordinary course of business, the Company also had approximately $250 million outstanding in guarantees, letters of credit and other similar arrangements with financial institutions as of December 31, 2024. Refer to Note 10. Debt in Item 8. Financial Statements and Supplementary Data for additional details regarding the Company's outstanding debt obligations.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the years ended December 31, 2024, 2023 and 2022 was as follows:

Dollars in millions	2024	2023	2022
Total debt	$7,863	$8,164	$7,763

Net income	$3,488	$2,957	$3,034
Add:
Interest expense	283	266	203
Other (income) expense	(441)	(49)	(255)
Income taxes	934	866	808
Depreciation	301	282	276
Amortization and impairment of intangible assets	101	113	134
EBITDA	$4,666	$4,435	$4,200
Total debt to EBITDA ratio	1.7	1.8	1.8

Stockholders' Equity

The changes to stockholders' equity during 2024 and 2023 were as follows:

In millions	2024	2023
Beginning balance	$3,013	$3,089
Net income	3,488	2,957
Cash dividends declared	(1,717)	(1,634)
Repurchases of common stock	(1,500)	(1,500)
Other comprehensive income (loss)	(43)	7
Other	76	94
Ending balance	$3,317	$3,013

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

As of December 31, 2024, the Company had total goodwill and intangible assets of approximately $5.4 billion allocated to its reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company's 80/20 Front-to-Back process. The amount of goodwill and other intangible assets allocated to individual reporting units ranges from approximately $232 million to $1.4 billion, with the average amount equal to $542 million. In all cases, the fair value of the individual reporting unit significantly exceeds its carrying value. Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company's global end markets, impairment charges related to one or more reporting units could occur in future periods.

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

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015, the €1.6 billion of Euro notes issued in June 2019, the €1.3 billion of Euro term loans borrowed under the Euro Credit Agreement in May 2023 and the €1.5 billion of Euro notes issued in May 2024 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full, on May 22, 2023, €500 million of the Euro notes issued in May 2015 were repaid on the due date and on December 5, 2024, €600 million of the Euro notes issued in May 2019 were repaid on the due date. On May 22, 2024, the Company also repaid €550 million of the term loans under the Euro Credit Agreement. Refer to Note 10. Debt in Item 8. Financial Statements and Supplemental Data for additional information regarding the redemption of these notes. The amount of pre-tax gain (loss) related to these notes that was recorded in Other comprehensive income (loss) for the twelve months ended December 31, 2024, 2023 and 2022 was $301 million, $(109) million and $205 million, respectively.

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

ITW management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2024, the Company's internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

/s/ Christopher A. O'Herlihy Christopher A. O'Herlihy President & Chief Executive Officer February 14, 2025	/s/ Michael M. Larsen Michael M. Larsen Senior Vice President & Chief Financial Officer February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Illinois Tool Works Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Illinois Tool Works Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
February 14, 2025

We have served as the Company's auditor since 2002.

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions except per share amounts	2024	2023	2022
Operating Revenue	$15,898	$16,107	$15,932
Cost of revenue	8,858	9,316	9,429
Selling, administrative, and research and development expenses	2,675	2,638	2,579
Amortization and impairment of intangible assets	101	113	134
Operating Income	4,264	4,040	3,790
Interest expense	(283)	(266)	(203)
Other income (expense)	441	49	255
Income Before Taxes	4,422	3,823	3,842
Income taxes	934	866	808
Net Income	$3,488	$2,957	$3,034

Net Income Per Share:
Basic	$11.75	$9.77	$9.80
Diluted	$11.71	$9.74	$9.77

The Notes to Financial Statements are an integral part of this statement.

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2024	2023	2022
Net Income	$3,488	$2,957	$3,034

Foreign currency translation adjustments, net of tax	(104)	41	(242)
Pension and other postretirement benefit adjustments, net of tax	61	(34)	(97)
Other comprehensive income (loss)	(43)	7	(339)

Comprehensive Income	$3,445	$2,964	$2,695

The Notes to Financial Statements are an integral part of this statement.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In millions except per share amounts	2024	2023
Assets
Current Assets:
Cash and equivalents	$948	$1,065
Trade receivables	2,991	3,123
Inventories	1,605	1,707
Prepaid expenses and other current assets	312	340
Total current assets	5,856	6,235

Net plant and equipment	2,036	1,976
Goodwill	4,839	4,909
Intangible assets	592	657
Deferred income taxes	369	479
Other assets	1,375	1,262
	$15,067	$15,518

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,555	$1,825
Accounts payable	519	581
Accrued expenses	1,576	1,663
Cash dividends payable	441	419
Income taxes payable	217	187
Total current liabilities	4,308	4,675
Noncurrent Liabilities:
Long-term debt	6,308	6,339
Deferred income taxes	119	326
Noncurrent income taxes payable	—	151
Other liabilities	1,015	1,014
Total noncurrent liabilities	7,442	7,830
Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2024 and 2023 Outstanding- 294.0 shares in 2024 and 299.3 shares in 2023	6	6
Additional paid-in-capital	1,669	1,588
Retained earnings	28,893	27,122
Common stock held in treasury	(25,375)	(23,870)
Accumulated other comprehensive income (loss)	(1,877)	(1,834)
Noncontrolling interest	1	1
Total stockholders' equity	3,317	3,013
	$15,067	$15,518

The Notes to Financial Statements are an integral part of this statement.

Statement of Changes in Stockholders' Equity
Illinois Tool Works Inc. and Subsidiaries

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of December 31, 2021	$6	$1,432	$24,325	$(20,636)	$(1,502)	$1	$3,626
Net income	—	—	3,034	—	—	—	3,034
Common stock issued for stock-based compensation	—	6	—	9	—	—	15
Stock-based compensation expense	—	63	—	—	—	—	63
Repurchases of common stock	—	—	—	(1,750)	—	—	(1,750)
Dividends declared ($5.06 per share)	—	—	(1,560)	—	—	—	(1,560)
Other comprehensive income (loss)	—	—	—	—	(339)	—	(339)
Balance as of December 31, 2022	6	1,501	25,799	(22,377)	(1,841)	1	3,089
Net income	—	—	2,957	—	—	—	2,957
Common stock issued for stock-based compensation	—	18	—	20	—	—	38
Stock-based compensation expense	—	69	—	—	—	—	69
Repurchases of common stock	—	—	—	(1,500)	—	—	(1,500)
Excise tax on repurchases of common stock	—	—	—	(13)	—	—	(13)
Dividends declared ($5.42 per share)	—	—	(1,634)	—	—	—	(1,634)
Other comprehensive income (loss)	—	—	—	—	7	—	7
Balance as of December 31, 2023	6	1,588	27,122	(23,870)	(1,834)	1	3,013
Net income	—	—	3,488	—	—	—	3,488
Common stock issued for stock-based compensation	—	20	—	9	—	—	29
Stock-based compensation expense	—	61	—	—	—	—	61
Repurchases of common stock	—	—	—	(1,500)	—	—	(1,500)
Excise tax on repurchases of common stock	—	—	—	(14)	—	—	(14)
Dividends declared ($5.80 per share)	—	—	(1,717)	—	—	—	(1,717)
Other comprehensive income (loss)	—	—	—	—	(43)	—	(43)
Balance as of December 31, 2024	$6	$1,669	$28,893	$(25,375)	$(1,877)	$1	$3,317

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2024	2023	2022
Cash Provided by (Used for) Operating Activities:
Net income	$3,488	$2,957	$3,034
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	301	282	276
Amortization and impairment of intangible assets	101	113	134
Change in deferred income taxes	(176)	(88)	(150)
Provision for uncollectible accounts	(1)	6	5
(Income) loss from investments	—	(2)	(9)
(Gain) loss on sale of plant and equipment	—	(1)	(1)
(Gain) loss on sale of operations and affiliates	—	(1)	(191)
Gain on sale of noncontrolling interest in Wilsonart International Holdings LLC	(363)	—	—
Stock-based compensation expense	61	69	63
Cumulative effect of change in inventory accounting method	(117)	—	—
Other non-cash items, net	6	(4)	5
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in—
Trade receivables	34	64	(461)
Inventories	176	360	(455)
Prepaid expenses and other assets	(41)	(26)	(19)
Increase (decrease) in—
Accounts payable	(43)	(14)	35
Accrued expenses and other liabilities	(74)	(102)	119
Income taxes	(70)	(72)	(35)
Other, net	(1)	(2)	(2)
Net cash provided by operating activities	3,281	3,539	2,348
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(115)	—	(2)
Additions to plant and equipment	(437)	(455)	(412)
Proceeds from investments	11	27	12
Proceeds from sale of plant and equipment	12	20	15
Proceeds from sale of operations and affiliates	—	7	278
Proceeds from sale of noncontrolling interest in Wilsonart International Holdings LLC	395	—	—
Other, net	(10)	(2)	(1)
Net cash provided by (used for) investing activities	(144)	(403)	(110)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,695)	(1,615)	(1,542)
Issuance of common stock	52	53	29
Repurchases of common stock	(1,500)	(1,500)	(1,750)
Net proceeds from (repayments of) debt with original maturities of three months or less	312	(452)	796
Proceeds from debt with original maturities of more than three months	1,606	1,425	593
Repayments of debt with original maturities of more than three months	(1,926)	(679)	(1,113)
Other, net	(38)	(14)	(13)
Net cash provided by (used for) financing activities	(3,189)	(2,782)	(3,000)
Effect of Exchange Rate Changes on Cash and Equivalents	(65)	3	(57)
Cash and Equivalents:
Increase (decrease) during the year	(117)	357	(819)
Beginning of year	1,065	708	1,527
End of year	$948	$1,065	$708
Supplementary Cash Flow Information:
Cash Paid During the Year for Interest	$248	$260	$199
Cash Paid During the Year for Income Taxes, Net of Refunds	$1,180	$1,026	$993

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

(1)     Description of Business and Summary of Significant Accounting Policies

Description of business— Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with approximately 86 divisions in 51 countries. The Company's operations are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products.

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

Acquisitions— The Company accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition. The operating results of the acquired companies are included in the Company's consolidated financial statements from the date of acquisition. Refer to Note 2. Acquisitions for additional information regarding the Company's acquisitions.

Operating revenue— Operating revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. The Company's sales arrangements with customers are predominantly short-term in nature involving a single performance obligation related to the delivery of products and generally provide for transfer of control at the time of shipment. In limited circumstances, there may be significant obligations to the customer that are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance. In these circumstances, operating revenue may be deferred until all significant obligations have been completed. In other limited arrangements, the Company may recognize revenue over time. This may include arrangements for service performed over time where operating revenue is recognized over time as the service is provided to the customer. It may also include the sale of highly specialized systems that have a high degree of customization and installation at the customer site, which are recognized over time if the product does not have an alternative use and the Company has an enforceable right to payment for work performed to date. Operating revenue for transactions meeting these criteria is recognized over time as work is performed based on the costs incurred to date relative to the total estimated costs at completion. The amount of operating revenue recorded reflects the consideration to which the Company expects to be entitled in exchange for goods or services and may include adjustments for customer allowances and rebates. Customer allowances and rebates consist primarily of volume discounts and other short-term incentive programs, which are estimated at the time of sale based on historical experience and anticipated trends. Shipping and handling charges billed to customers are included in operating revenue and are recognized along with the related product revenue as they are considered a fulfillment cost. Sales commissions are expensed when incurred, which is generally at the time of revenue recognition. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on equipment sales and prepaid service contracts. Total deferred revenue and customer deposits were $360 million and $395 million as of December 31, 2024 and 2023, respectively, and are short-term in nature. Refer to Note 4. Operating Revenue for additional information regarding the Company's operating revenue.

Research and development expenses— Research and development expenses are recorded as expense in the period incurred. These costs were $292 million, $284 million and $269 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Advertising expenses— Advertising expenses are recorded as expense in the period incurred. These costs were $58 million, $60 million and $57 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Trade receivables— Trade receivables are net of allowances for doubtful accounts. The changes in the allowance for doubtful accounts for the years ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Beginning balance	$29	$26	$28
Provision charged to expense	(1)	6	5
Acquisitions and divestitures	1	—	2
Write-offs, net of recoveries	(4)	(3)	(8)
Foreign currency translation	(1)	—	(1)
Ending balance	$24	$29	$26

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

During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from LIFO to the FIFO method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company’s operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. If the FIFO method was used for all inventories, total inventories would have been approximately $117 million higher than reported at December 31, 2023.

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

The major classes of inventory at December 31, 2024 and 2023 were as follows:

In millions	2024	2023
Raw material	$635	$742
Work-in-process	193	234
Finished goods	777	848
LIFO reserve	—	(117)
Total inventories	$1,605	$1,707

Net plant and equipment— Net plant and equipment are stated at cost, less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred. Net plant and equipment consisted of the following at December 31, 2024 and 2023:

In millions	2024	2023
Land	$188	$197
Buildings and improvements	1,562	1,490
Machinery and equipment	4,043	4,070
Construction in progress	270	294
Gross plant and equipment	6,063	6,051
Accumulated depreciation	(4,027)	(4,075)
Net plant and equipment	$2,036	$1,976

The Company's U.S. businesses primarily compute depreciation on an accelerated basis. The majority of the Company's international businesses compute depreciation on a straight-line basis. The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years

Depreciation was $301 million, $282 million and $276 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Leases— The Company recognizes a lease liability and corresponding right-of-use asset for all operating leases with a noncancellable lease term of greater than one year. Rental expense for operating leases is recognized on a straight-line basis over the noncancellable lease term based on the minimum lease payments at lease inception. Changes in rent subsequent to commencement that were not included in minimum lease payments at inception are recognized as variable rent in the period incurred. Refer to Note 9. Leases for additional information regarding the Company's operating leases.

Accrued warranties— The Company accrues for product warranties based on historical experience. The changes in accrued warranties for the years ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Beginning balance	$48	$42	$46
Charges	(58)	(51)	(41)
Provision charged to expense	63	56	40
Acquisitions and divestitures	—	—	(2)
Foreign currency translation/other	(1)	1	(1)
Ending balance	$52	$48	$42

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance which expands annual and interim disclosure requirements for reportable segments. The more significant provisions of this new guidance include the requirement to disclose significant segment expenses and certain disclosures made annually under existing guidance are required for interim periods. The Company adopted this new guidance beginning with its annual reporting for the year ended December 31, 2024 and applied the new disclosure requirements retrospectively to all periods presented. The new guidance did not have an impact on the Company’s results of operations, financial position or cash flows for any period. Refer to Note 16. Segment Information for additional information.

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

In November 2024, the FASB issued authoritative guidance which expands annual and interim disclosure requirements related to certain costs and expenses recorded in the income statement. The primary provisions of this new guidance require companies to provide additional footnote disclosures disaggregating income statement line items that include purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance will be effective for the Company beginning with its annual reporting for the year ended December 31, 2027 and is required to be applied prospectively, with retrospective application to prior periods allowed. The Company is currently assessing the impact the guidance will have on its disclosures.

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

In the second quarter of 2022, plans were approved to divest two businesses, including one business in the Polymers & Fluids segment and one business in the Food Equipment segment. These two businesses were classified as held for sale beginning in the second quarter of 2022. In the fourth quarter of 2022, both of these businesses were divested. On October 3, 2022, the business in the Polymers & Fluids segment was sold for $220 million, subject to certain closing adjustments, resulting in a pre-tax gain of $156 million. On December 1, 2022, the business in the Food Equipment segment was sold for $59 million, subject to certain closing adjustments, resulting in a pre-tax gain of $41 million. The pre-tax gains were included in Other income (expense) in the Statement of Income. Income taxes on the gains were mostly offset by the utilization of capital loss carryforwards of $32 million. Operating revenue related to these divested businesses that was included in the Company's results of operations for the twelve months ended December 31, 2022 was $106 million.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations for the twelve months ended December 31, 2023 and 2022 was $9 million and $37 million, respectively.

(4)     Operating Revenue

The Company's 86 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the twelve months ended December 31, 2024, 2023 and 2022 was as follows:

In millions	2024	2023	2022
Automotive OEM	$3,188	$3,235	$2,969
Food Equipment	2,647	2,622	2,444
Test & Measurement and Electronics	2,818	2,832	2,828
Welding	1,851	1,902	1,894
Polymers & Fluids	1,764	1,804	1,905
Construction Products	1,909	2,033	2,113
Specialty Products	1,743	1,697	1,799
Total Segments	15,920	16,125	15,952
Intersegment revenue	(22)	(18)	(20)
Total	$15,898	$16,107	$15,932

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

Test & Measurement and Electronics— This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive original equipment manufacturers and tiers, energy, industrial capital goods and consumer durables markets. Products in this segment include:

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

Specialty Products— This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, general industrial, airlines, industrial capital goods and printing and publishing markets. Products in this segment include:

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

(5)     Other Income (Expense)

Other income (expense) for the twelve months ended December 31, 2024, 2023 and 2022 consisted of the following:

In millions	2024	2023	2022
Interest income	$44	$51	$22
Other net periodic benefit income	28	33	41
Gain (loss) on foreign currency transactions, net	7	(39)	(7)
Income (loss) from investments	—	2	9
Gain (loss) on sale of operations and affiliates	—	1	191
Gain on sale of noncontrolling interest in Wilsonart	363	—	—
Equity income in Wilsonart	—	—	—
Other, net	(1)	1	(1)
Total other income (expense)	$441	$49	$255

Gain (loss) on sale of operations and affiliates for the twelve months ended December 31, 2022 primarily related to two businesses divested in the fourth quarter of 2022. Refer to Note 3. Divestitures for further information regarding the Company's divestitures.

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

On August 5, 2024, the Company entered into a purchase agreement with affiliates of CD&R for the sale of the Company’s noncontrolling equity interest in Wilsonart for $398 million. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. Refer to Note 6. Income Taxes for further information. The sale of the Company’s equity interest in Wilsonart is not expected to have a material impact on the Company’s financial results in subsequent periods.

(6)     Income Taxes

Noncurrent income taxes payable— On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Act") was enacted in the United States. The provisions of the Act significantly revised the U.S. corporate income tax rules. In connection with the enactment of the Act, the Company recorded a one-time additional income tax expense of $676 million in the fourth quarter of 2017 related to a one-time repatriation tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. A portion of the resulting income taxes payable can be paid in installments over eight years. During 2024, the remaining noncurrent income taxes payable related to the one-time repatriation tax of $151 million was reclassified from Noncurrent income taxes payable as of December 31, 2023 to Income taxes payable as of December 31, 2024.

Provision for income taxes— The components of the provision for income taxes for the twelve months ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
U.S. federal income taxes:
Current	$486	$455	$478
Deferred	(576)	(111)	(143)
Total U.S. federal income taxes	(90)	344	335
Foreign income taxes:
Current	515	405	387
Deferred	487	31	13
Total foreign income taxes	1,002	436	400
State income taxes:
Current	109	94	93
Deferred	(87)	(8)	(20)
Total state income taxes	22	86	73
Total provision for income taxes	$934	$866	$808

Income before taxes for domestic and foreign operations for the twelve months ended December 31, 2024, 2023 and 2022 was as follows:

In millions	2024	2023	2022
Domestic	$2,603	$1,953	$2,128
Foreign	1,819	1,870	1,714
Total income before taxes	$4,422	$3,823	$3,842

The reconciliation between the U.S. federal statutory tax rate and the effective tax rate for the twelve months ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. federal tax benefit	2.0	1.8	1.9
Differences between U.S. federal statutory and foreign tax rates	1.0	1.1	0.7
U.S. tax effect of foreign earnings	0.5	0.8	1.0
Remeasurement of unrecognized tax benefit	1.6	0.6	0.1
Change in valuation allowances	(2.3)	0.5	(0.8)
Intellectual property reorganization	(1.1)	—	—
Audit resolution	0.1	(0.2)	(1.4)
Excess tax benefits from stock-based compensation	(0.3)	(0.5)	(0.3)
Foreign derived intangible income	(1.2)	(1.4)	(1.3)
Other, net	(0.2)	(1.1)	0.1
Effective tax rate	21.1%	22.6%	21.0%

The Company's effective tax rate for the twelve months ended December 31, 2024, 2023 and 2022 was 21.1%, 22.6% and 21.0%, respectively. The 2024 effective tax rate benefited from discrete income tax benefits during the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company’s intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. The 2023 effective tax rate benefited from a discrete income tax benefit of $20 million in the second quarter of 2023 related to amended 2021 U.S. taxes. The 2022 effective tax rate benefited from discrete income tax benefits of $32 million in the fourth quarter of 2022 related to the utilization of capital loss carryforwards and $51 million in the second quarter of 2022 related to a decrease in unrecognized tax benefits resulting from the resolution of a U.S. tax audit. Additionally, the effective tax rates for 2024, 2023 and 2022 included discrete income tax benefits of $14 million, $20 million and $12 million, respectively, related to excess tax benefits from stock-based compensation.

Upon repatriation of foreign earnings to the U.S., the Company may be subject to foreign withholding taxes. The accrual for foreign withholding taxes related to the expected repatriation of foreign held cash and equivalents as of December 31, 2024 and 2023 was $44 million and $39 million, respectively.

Deferred foreign withholding taxes have not been provided on undistributed earnings considered permanently invested. As of December 31, 2024, undistributed earnings of certain international subsidiaries that are considered permanently invested were approximately $6 billion. Determination of the related deferred tax liability is not practicable because of the complexities associated with the hypothetical calculation.

Deferred tax assets and liabilities— The components of deferred income tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	2024		2023
In millions	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$553	$(476)	$505	$(492)
Inventory reserves, capitalized tax cost and LIFO inventory	54	—	51	(3)
Investments	24	(53)	19	(124)
Plant and equipment	19	(108)	12	(113)
Accrued expenses and reserves	35	—	34	—
Employee benefit accruals	137	—	165	—
Foreign tax credit carryforwards	13	—	12	—
Net operating loss carryforwards	465	—	463	—
Capital loss carryforwards	81	—	194	—
Allowances for uncollectible accounts	11	—	12	—
Capitalized research and development	173	—	88	—
Pension liabilities	—	(43)	—	(21)
Unrealized loss (gain) on foreign debt instruments	—	(98)	—	(37)
Operating leases	56	(56)	53	(53)
Other	32	(53)	43	(31)
Gross deferred income tax assets (liabilities)	1,653	(887)	1,651	(874)
Valuation allowances	(516)	—	(624)	—
Total deferred income tax assets (liabilities)	$1,137	$(887)	$1,027	$(874)

The valuation allowances recorded as of December 31, 2024 and 2023 related primarily to certain net operating loss carryforwards and capital loss carryforwards. As of December 31, 2024, the Company had utilized all realizable foreign tax credit carryforwards.

As of December 31, 2024, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross Carryforwards
Related to Net
In millions	Operating Losses
2025	$1
2026	2
2027	1
2028	2
2029	5
2030-2050	836
Do not expire	949
Total gross carryforwards related to net operating losses	$1,796

Unrecognized tax benefits— The changes in the amount of unrecognized tax benefits for the twelve months ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Beginning balance	$329	$314	$360
Additions based on tax positions related to the current year	35	21	9
Additions for tax positions of prior years	37	48	9
Reductions for tax positions of prior years	(30)	(33)	(56)
Settlements	—	(23)	—
Foreign currency translation	(12)	2	(8)
Ending balance	$359	$329	$314

Included in the balance as of December 31, 2024 were approximately $329 million of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $17 million related predominantly to the potential resolution of federal, state and foreign examinations. The Company has recorded its best estimate of the potential exposure for these issues. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2019-2024
United Kingdom	2017-2024
Germany	2019-2024
France	2017-2024
Australia	2015-2024

The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties as of December 31, 2024 and 2023 was $69 million and $34 million, respectively.

(7)     Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the twelve months ended December 31, 2024, 2023 and 2022 was as follows:

In millions except per share amounts	2024	2023	2022
Net Income	$3,488	$2,957	$3,034
Net income per share—Basic:
Weighted-average common shares	296.8	302.6	309.6
Net income per share—Basic	$11.75	$9.77	$9.80
Net income per share—Diluted:
Weighted-average common shares	296.8	302.6	309.6
Effect of dilutive stock options and restricted stock units	1.0	1.0	1.1
Weighted-average common shares assuming dilution	297.8	303.6	310.7
Net income per share—Diluted	$11.71	$9.74	$9.77

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.2 million, 0.3 million and 0.9 million antidilutive options outstanding for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

(8)     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2024 and 2023 were as follows:

In millions	Automotive OEM	Food Equipment	Test & Measurement and Electronics	Welding	Polymers & Fluids	Construction Products	Specialty Products	Total
Balance, December 31, 2022	$459	$249	$1,729	$248	$823	$503	$853	$4,864
Foreign currency translation	7	2	6	3	11	3	13	45
Balance, December 31, 2023	466	251	1,735	251	834	506	866	4,909
Acquisitions / (divestitures)	—	—	71	—	—	—	—	71
Foreign currency translation	(21)	(9)	(26)	(11)	(31)	(18)	(25)	(141)
Balance, December 31, 2024	$445	$242	$1,780	$240	$803	$488	$841	$4,839
Cumulative goodwill impairment charges, December 31, 2024	$24	$60	$83	$5	$15	$7	$46	$240

Intangible assets as of December 31, 2024 and 2023 were as follows:

	2024			2023
In millions	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,748	$(1,576)	$172	$1,746	$(1,534)	$212
Trademarks and brands	717	(602)	115	713	(573)	140
Patents and proprietary technology	635	(596)	39	615	(581)	34
Other	516	(497)	19	511	(487)	24
Total amortizable intangible assets	3,616	(3,271)	345	3,585	(3,175)	410
Indefinite-lived intangible assets:
Trademarks and brands	247	—	247	247	—	247
Total intangible assets	$3,863	$(3,271)	$592	$3,832	$(3,175)	$657

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The purchase price for both acquisitions is subject to certain closing adjustments. These acquisitions were not material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows. The allocation of purchase price for these acquisitions will be completed as soon as practicable, but no later than one year from the acquisition date. Refer to Note 2. Acquisitions for additional information regarding the Company's acquisitions.

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2024, 2023 and 2022. There were no impairment charges as a result of these assessments.

As of December 31, 2024, the estimated future amortization expense of intangible assets for the twelve months ending December 31 was as follows:

In millions
2025	$78
2026	59
2027	47
2028	37
2029	32

(9)    Leases

The Company's lease transactions are primarily for the use of facilities, vehicles and office equipment under operating lease arrangements. Total rental expense for operating leases for the twelve months ended December 31, 2024, 2023 and 2022 was $143 million, $132 million and $122 million, respectively. Total rental expense for the twelve months ended December 31, 2024, 2023 and 2022 included $65 million, $60 million and $56 million, respectively, related to short-term operating leases and variable lease payments. Short-term operating leases have original terms of one year or less, or can be terminated at the Company's option with a short notice period and without significant penalty, and are not capitalized.

The following table summarizes information related to the Company's capitalized operating leases for 2024, 2023 and 2022:

Dollars in millions	2024	2023	2022
Rental expense related to capitalized operating leases	$78	$72	$66
Cash paid related to maturities of operating lease liabilities	$77	$70	$67
Right-of-use assets obtained in exchange for operating lease liabilities	$79	$82	$74

Right-of-use assets	$266	$248

Current portion of operating lease liabilities	$57	$58
Long-term portion of operating lease liabilities	158	148
Operating lease liabilities	$215	$206

Weighted-average remaining lease term	4.7 years	5.0 years
Weighted-average discount rate	3.30%	2.95%

The right-of-use assets related to operating leases and the current and long-term portions of operating lease liabilities were included in Other assets, Accrued expenses and Other liabilities, respectively, in the Statement of Financial Position. The weighted-average discount rate was based on the incremental borrowing rate of the Company and its subsidiaries. As of December 31, 2024, future maturities of operating lease liabilities for the twelve months ending December 31 were as follows:

In millions
2025	$63
2026	53
2027	41
2028	28
2029	19
2030 and future years	30
Total future minimum lease payments	234
Less: Imputed interest	(19)
Operating lease liabilities	$215

(10)    Debt

Total debt as of December 31, 2024 and 2023 was as follows:

In millions	2024	2023
Short-term debt	$1,555	$1,825
Long-term debt	6,308	6,339
Total debt	$7,863	$8,164

Short-term debt— Short-term debt represents obligations with a maturity date of one year or less and is stated at cost, which approximates fair value. Short-term debt also includes current maturities of long-term debt that have been reclassified to short-term, and excludes short-term debt classified as long-term because the Company has the intent and ability to extend the maturity date beyond one year. Short-term debt as of December 31, 2024 and 2023 consisted of the following:

In millions	2024	2023
Current maturities of long-term debt	$777	$1,361
Commercial paper	778	464
Total short-term debt	$1,555	$1,825

As of December 31, 2024, current maturities of long-term debt included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement"), which was reclassified to Short-term debt in the second quarter of 2024 since the debt, including the options to extend the termination date, is due in April 2025. As of December 31, 2023, current maturities of long-term debt included $700 million related to the 3.50% notes due March 1, 2024 and $661 million related to the 0.25% Euro notes due December 5, 2024, both of which were repaid on their respective due dates.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the fourth quarter of 2022, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of December 31, 2024 or 2023. The Company was also in compliance with the financial covenants of the revolving credit facility as of December 31, 2024, which included a minimum interest coverage ratio. The weighted-average interest rate on commercial paper was 4.56% and 5.40% as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had unused capacity of approximately $170 million under international debt facilities. In the ordinary course of business, the Company also had approximately $250 million outstanding in guarantees, letters of credit and other similar arrangements with financial institutions as of December 31, 2024.

Long-term debt— Long-term debt represents obligations with a maturity date greater than one year or where the Company has the intent and ability to extend the maturity date beyond one year, and excludes current maturities that have been reclassified to short-term debt. Long-term debt at carrying value and fair value as of December 31, 2024 and 2023 consisted of the following:

		2024		2023
In millions	Effective Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% notes due March 1, 2024	3.54%	$—	$—	$700	$698
0.25% Euro notes due December 5, 2024	0.31%	—	—	661	642
Euro Credit Agreement due April 30, 2025	Variable	777	777	1,434	1,434
2.65% notes due November 15, 2026	2.69%	998	971	997	956
0.625% Euro notes due December 5, 2027	0.71%	515	490	549	509
3.25% Euro notes due May 17, 2028	3.38%	668	685	—	—
2.125% Euro notes due May 22, 2030	2.18%	515	501	548	530
1.00% Euro notes due June 5, 2031	1.09%	513	460	546	488
3.375% Euro notes due May 17, 2032	3.51%	867	901	—	—
3.00% Euro notes due May 19, 2034	3.13%	509	511	543	551
4.875% notes due September 15, 2041	4.97%	639	610	638	660
3.90% notes due September 1, 2042	3.96%	1,084	900	1,084	989
Total		7,085	$6,806	7,700	$7,457
Less: Current maturities of long-term debt		(777)		(1,361)
Total long-term debt		$6,308		$6,339

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs, which included market rates for comparable instruments for the respective periods.

In 2011, the Company issued $650 million of 4.875% notes due September 15, 2041 at 98.539% of face value.

In 2012, the Company issued $1.1 billion of 3.9% notes due September 1, 2042 at 99.038% of face value.

In February 2014, the Company issued $700 million of 3.5% notes due March 1, 2024 at 99.648% of face value, which were repaid on the due date.

In May 2014, the Company issued €500 million of 3.0% Euro notes due May 19, 2034 at 98.089% of face value.

In May 2015, the Company issued €500 million of 1.25% Euro notes due May 22, 2023 at 99.239% of face value, which were repaid on the due date, and €500 million of 2.125% Euro notes due May 22, 2030 at 99.303% of face value.

In November 2016, the Company issued $1.0 billion of 2.65% notes due November 15, 2026 at 99.685% of face value.

In June 2019, the Company issued €600 million of 0.25% Euro notes due December 5, 2024 at 99.662% of face value, which were repaid on the due date, €500 million of 0.625% Euro notes due December 5, 2027 at 99.343% of face value and €500 million of 1.00% Euro notes due June 5, 2031 at 98.982% of face value.

On May 5, 2023, the Company entered into a €1.3 billion Euro Credit Agreement with a termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. On May 12, 2023, the Company borrowed €1.3 billion of Euro term loans under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months. As of December 31, 2023, the Company had €1.3 billion outstanding under the Euro Credit Agreement with an interest rate of 4.59%, which was included in Long-term debt as the Company intended to exercise its options to extend the termination date. The first and second options to extend the termination date were both exercised in 2024. On May 22, 2024, the Company repaid €550 million of the term loans under the Euro Credit Agreement using a portion of the proceeds from the Euro notes issued on May 17, 2024, as discussed below. As of December 31, 2024, the Company had €750 million outstanding under the Euro Credit Agreement with an interest rate of 3.61%, which was reclassified to Short-term debt in the second quarter of 2024 since the debt, including the options to extend the termination date, is due in April 2025.

In May 2024, the Company issued €650 million of 3.25% Euro notes due May 17, 2028 at 99.525% of face value and €850 million of 3.375% Euro notes due May 17, 2032 at 99.072% of face value. Proceeds from the issuance were used for general corporate purposes, including the repayment of a portion of the indebtedness under the commercial paper program and the Euro Credit Agreement.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015, the €1.6 billion of Euro notes issued in June 2019, the €1.3 billion of Euro term loans borrowed under the Euro Credit Agreement in May 2023 and the €1.5 billion of Euro notes issued in May 2024 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full, on May 22, 2023, €500 million of the Euro notes issued in May 2015 were repaid on the due date and on December 5, 2024, €600 million of the Euro notes issued in May 2019 were repaid on the due date. On May 22, 2024, the Company also repaid €550 million of the term loans under the Euro Credit Agreement. Refer to Note 13. Stockholders' Equity for additional information regarding the net investment hedge.

All of the Company's long-term debt listed above represent senior unsecured obligations ranking equal in right of payment. As of December 31, 2024, scheduled future maturities of long-term debt, including current maturities of long-term debt, for the twelve months ending December 31 were as follows:

In millions
2025	$777
2026	998
2027	515
2028	668
2029	—
2030 and future years	4,127
Total	$7,085

(11)    Pension and Other Postretirement Benefits

The Company has both funded and unfunded defined benefit pension and other postretirement benefit plans, predominately in the U.S. The U.S. primary pension plan provides benefits based on years of service and final average salary. The U.S. primary postretirement health care plan is contributory with the participants' contributions adjusted annually. The U.S. primary postretirement life insurance plan is noncontributory. Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company's expense related to defined contribution plans was $117 million in 2024, $117 million in 2023, and $111 million in 2022. In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Canada, Germany and Switzerland.

Summarized information regarding net periodic benefit cost included in the Statement of Income related to the Company's significant defined benefit pension and other postretirement benefit plans for the twelve months ended December 31, 2024, 2023 and 2022 is as follows:

	Pension			Other Postretirement Benefits
In millions	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$36	$35	$47	$4	$5	$7
Interest cost	92	94	50	24	23	13
Expected return on plan assets	(133)	(129)	(100)	(22)	(22)	(26)
Amortization of actuarial (gain) loss	6	3	24	(2)	(4)	(3)
Amortization of prior service cost	1	1	1	—	—	—
Settlement loss	6	—	1	—	—	—
Total net periodic benefit cost (income)	$8	$4	$23	$4	$2	$(9)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company used the most recently published mortality improvement scale from the Society of Actuaries, MP-2021, to measure its U.S. pension and other postretirement benefit obligations as of December 31, 2024 and 2023, which did not have a significant impact.

The following table provides a rollforward of the plan benefit obligations for the twelve months ended December 31, 2024 and 2023:

	Pension		Other Postretirement Benefits
In millions	2024	2023	2024	2023
Change in benefit obligation:
Beginning balance	$2,069	$1,993	$499	$468
Service cost	36	35	4	5
Interest cost	92	94	24	23
Plan participants' contributions	1	1	9	9
Actuarial (gain) loss	(130)	64	(26)	38
Benefits paid	(177)	(153)	(46)	(45)
Medicare subsidy received	—	—	1	1
Foreign currency translation	(21)	35	—	—
Ending balance	$1,870	$2,069	$465	$499
Accumulated benefit obligation as of December 31	$1,790	$1,972

For the years ended December 31, 2024 and 2023, the actuarial (gain) loss related to the Company's pension and other postretirement benefit obligations was primarily related to changes in discount rates. Refer to the Assumptions section below for further details related to the discount rates used in the valuations of pension and other postretirement benefit obligations.

The following table provides a rollforward of the plan assets and a reconciliation of funded status for the twelve months ended December 31, 2024 and 2023:

	Pension		Other Postretirement Benefits
In millions	2024	2023	2024	2023
Change in plan assets:
Beginning balance	$2,171	$2,114	$358	$336
Actual return on plan assets	19	157	44	51
Company contributions	60	10	35	7
Plan participants' contributions	1	1	9	9
Benefits paid	(177)	(153)	(46)	(45)
Foreign currency translation	(21)	42	—	—
Ending balance	$2,053	$2,171	$400	$358
Reconciliation of funded status:
Funded status	$183	$102	$(65)	$(141)
Other immaterial plans	(48)	(58)	(3)	(4)
Net asset (liability) as of December 31	$135	$44	$(68)	$(145)
The amounts recognized in the Statement of Financial Position as of December 31 consist of:
Other assets	$305	$243	$—	$—
Accrued expenses	(11)	(29)	(3)	(3)
Other noncurrent liabilities	(159)	(170)	(65)	(142)
Net asset (liability) as of December 31	$135	$44	$(68)	$(145)
The pre-tax amounts recognized in accumulated other comprehensive (income) loss consist of:
Net actuarial (gain) loss	$482	$512	$(108)	$(61)
Prior service cost	2	3	—	—
Pre-tax accumulated other comprehensive (income) loss as of December 31	$484	$515	$(108)	$(61)

As of December 31, 2024 and 2023, pension plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $159 million and $179 million, respectively, and plan assets of $56 million and $55 million, respectively. As of December 31, 2024 and 2023, pension plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $155 million and $175 million, respectively, and plan assets of $56 million and $55 million, respectively.

Assumptions— The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Assumptions used to determine benefit obligations as of December 31:
Discount rate	5.30%	4.69%	4.94%	5.66%	5.01%	5.19%
Rate of compensation increases	3.43%	3.39%	3.46%
Interest crediting rate - U.S. cash balance plan	3.75%	3.75%	3.75%
Assumptions used to determine net periodic benefit cost for the twelve months ended December 31:
Discount rate	4.69%	4.94%	2.33%	5.01%	5.19%	2.92%
Expected return on plan assets	5.33%	5.27%	3.72%	6.50%	6.75%	6.25%
Rate of compensation increases	3.39%	3.46%	3.40%
Interest crediting rate - U.S. cash balance plan	3.75%	3.75%	3.75%

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

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation as of December 31 were as follows:

	2024	2023	2022
Health care cost trend rate assumed for the next year	8.00%	7.50%	7.00%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2035	2033	2031

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

The following tables present the fair value of the Company's pension and other postretirement benefit plan assets as of December 31, 2024 and 2023 by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument's categorization is based on the lowest level of input that is significant to the fair value measurement.

	2024
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$32	$26	$6	$—
Fixed income securities:
Government securities	300	—	300	—
Corporate debt securities	780	—	780	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Mutual funds	25
Collective trust funds	909
Partnerships/private equity interests	2
Other	4	—	4	—
Total fair value of pension plan assets	$2,053	$26	$1,090	$1

Other Postretirement Benefit Plan Assets:
Life insurance policies	$400
Total fair value of other postretirement benefit plan assets	$400	$—	$—	$—

	2023
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$47	$47	$—	$—
Fixed income securities:
Government securities	334	—	334	—
Corporate debt securities	800	—	800	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Mutual funds	25
Collective trust funds	946
Partnerships/private equity interests	8
Other	10	—	10	—
Total fair value of pension plan assets	$2,171	$47	$1,144	$1

Other Postretirement Benefit Plan Assets:
Life insurance policies	$358
Total fair value of other postretirement benefit plan assets	$358	$—	$—	$—

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

Cash flows— The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $22 million to its pension plans and $31 million to its other postretirement benefit plans in 2025. As of December 31, 2024, the Company's portion of the future benefit payments that are expected to be paid during the twelve months ending December 31 is as follows:

In millions	Pension	Other Postretirement Benefits
2025	$160	$38
2026	161	38
2027	161	38
2028	165	38
2029	167	38
Years 2030-2034	786	183

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

On August 4, 2023, the Company announced a stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 Program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share during the fourth quarter of 2023 and approximately 5.9 million shares of its common stock at an average price of $254.04 per share during 2024. As of December 31, 2024, there were approximately $3.5 billion of authorized repurchases remaining under the 2023 Program.

Cash Dividends— Cash dividends declared were $5.80 per share in 2024, $5.42 per share in 2023 and $5.06 per share in 2022. Cash dividends paid were $5.70 per share in 2024, $5.33 per share in 2023 and $4.97 per share in 2022.

Accumulated other comprehensive income (loss)— The changes in accumulated other comprehensive income (loss) during 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Beginning balance	$(1,834)	$(1,841)	$(1,502)

Foreign currency translation adjustments during the period	(62)	16	(192)
Foreign currency translation adjustments reclassified to income	30	(1)	—
Income taxes	(72)	26	(50)
Total foreign currency translation adjustments, net of tax	(104)	41	(242)

Pension and other postretirement benefit adjustments during the period	67	(45)	(149)
Pension and other postretirement benefit adjustments reclassified to income	13	—	23
Income taxes	(19)	11	29
Total pension and other postretirement benefit adjustments, net of tax	61	(34)	(97)

Ending balance	$(1,877)	$(1,834)	$(1,841)

In 2024, foreign currency translation adjustments reclassified to income related primarily to the sale of the noncontrolling interest in Wilsonart in the third quarter of 2024. Pension and other postretirement benefit adjustments reclassified to income related primarily to settlements, the amortization of actuarial gains and losses and prior service cost, and the sale of the noncontrolling interest in Wilsonart. In 2023, foreign currency translation adjustments reclassified to income primarily related to the exit of immaterial foreign operations. In 2022, pension and other postretirement benefit adjustments reclassified to income represented settlements and the amortization of actuarial gains and losses and prior service cost. Refer to Note 5. Other Income (Expense) and Note 11. Pension and Other Postretirement Benefits for additional information.

The Company designated the €1.0 billion of Euro notes issued in May 2014, the €1.0 billion of Euro notes issued in May 2015, the €1.6 billion of Euro notes issued in June 2019, the €1.3 billion of Euro term loans borrowed under the Euro Credit Agreement in May 2023 and the €1.5 billion of Euro notes issued in May 2024 as hedges of a portion of its net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). On February 22, 2022, €500 million of the Euro notes issued in May 2014 were redeemed in full, on May 22, 2023, €500 million of the Euro notes issued in May 2015 were repaid on the due date and on December 5, 2024, €600 million of the Euro notes issued in May 2019 were repaid on the due date. On May 22, 2024, the Company also repaid €550 million of the term loans under the Euro Credit Agreement. The carrying values of the outstanding 2024, 2019, 2015 and 2014 Euro notes and 2023 Euro term loan as of December 31, 2024 were $1.5 billion, $1.0 billion, $515 million, $509 million, and $777 million, respectively. Refer to Note 10. Debt for additional information regarding the redemption of these notes. The amount of pre-tax gain (loss) related to these notes that was recorded in Other comprehensive income (loss) for the twelve months ended December 31, 2024, 2023 and 2022 was $301 million, $(109) million and $205 million, respectively.

As of December 31, 2024 and 2023, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.6 billion and $1.5 billion, respectively, and after-tax unrecognized pension and other postretirement benefits costs of $266 million and $327 million, respectively.

(14)     Stock-Based Compensation

On May 3, 2024, the 2024 Long-Term Incentive Plan (the "2024 Plan") was approved by shareholders, and became effective on June 30, 2024 (the "Effective Date"). Subsequent to the Effective Date, no additional awards will be granted to employees under the 2015 Long-Term Incentive Plan (the "2015 Plan"). The 2024 Plan allows for the issuance of up to 11.5 million shares of ITW common stock for awards granted under the plan, of which 3.5 million shares were subject to awards outstanding under the 2015 Plan as of the Effective Date and are available for rollover should the awards expire, terminate or be forfeited. The significant terms of stock options and restricted stock units ("RSUs") were not changed under the 2024 Plan. Stock options and RSUs are issued to officers and/or other management employees under these plans. Stock options generally vest over a four-year period and have an expiration of ten years from the issuance date. RSUs generally "cliff" vest after a three-year period and include units with and without performance criteria. RSUs with performance criteria provide for full "cliff" vesting after three years if the Compensation Committee of the Board of Directors certifies that the performance goals have been met. Upon vesting, the holder will receive one share of common stock of the Company for each vested restricted stock unit.

Commencing in February 2013, the Company began issuing shares from treasury stock to cover the exercised options and vested RSUs. Prior to February 2013, the Company generally issued new shares from its authorized but unissued share pool.
The Company records compensation expense for the grant date fair value of stock awards over the remaining service periods of those awards. The following table summarizes the Company's stock-based compensation expense for the twelve months ended December 31, 2024, 2023 and 2022:

In millions	2024	2023	2022
Pre-tax stock-based compensation expense	$61	$69	$63
Tax benefit	(8)	(7)	(7)
Total stock-based compensation expense, net of tax	$53	$62	$56

The following table summarizes activity related to non-vested RSUs for the twelve months ended December 31, 2024:

Shares in millions	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2024	0.6	$218.85
Granted	0.3	243.77
Vested	(0.3)	203.32
Unvested, December 31, 2024	0.6	236.70

The following table summarizes stock option activity for the twelve months ended December 31, 2024:

In millions except exercise price and contractual terms	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2024	3.0	$177.01
Granted	0.2	255.75
Exercised	(0.4)	125.87
Canceled or expired	(0.1)	236.29
Under option, December 31, 2024	2.7	190.79	5.6	$171
Exercisable, December 31, 2024	2.0	175.85	4.8	$155

The fair value of RSUs is equal to the common stock fair market value on the date of the grant. RSUs provide for dividend equivalents payable in additional RSUs for dividends that would have been paid during the vesting period. Stock option exercise prices are equal to the common stock fair market value on the date of grant. The Company estimates forfeitures based on historical rates for awards with similar characteristics. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the option valuations for the twelve months ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Risk-free interest rate	4.22-4.90%	3.92-4.86%	1.04-2.07%
Weighted-average volatility	20.0%	22.0%	21.0%
Dividend yield	2.21%	2.13%	2.20%
Expected years until exercise	8.3-9.5	8.6-9.2	9.1-9.6

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

The weighted-average grant-date fair value of stock options granted for the twelve months ended December 31, 2024, 2023 and 2022 was $68.98, $67.16 and $45.15 per share, respectively. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2024, 2023 and 2022 was $55 million, $79 million and $38 million, respectively. Exercise of stock options during the twelve months ended December 31, 2024, 2023 and 2022 resulted in cash receipts of $52 million, $53 million and $29 million, respectively. The total fair value of vested stock option awards during the twelve months ended December 31, 2024, 2023 and 2022 was $18 million, $18 million and $18 million, respectively. As of December 31, 2024, there was $11 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The weighted-average grant-date fair value of RSU awards granted for the twelve months ended December 31, 2024, 2023 and 2022 was $243.77, $232.21 and $215.36, respectively. The total grant-date fair value of vested RSU awards during the twelve months ended December 31, 2024, 2023 and 2022 was $52 million, $35 million and $28 million, respectively. As of December 31, 2024, there was $47 million of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.7 years.

(15)     Other Balance Sheet Information

Other balance sheet information as of December 31, 2024 and 2023 was as follows:

In millions	2024	2023
Prepaid expenses and other current assets:
Value-added-tax receivables	$67	$99
Vendor advances	60	55
Income tax refunds receivable	38	29
Other	147	157
Total prepaid expenses and other current assets	$312	$340

Other assets:
Cash surrender value of life insurance policies	$439	$436
Prepaid pension assets	305	243
Operating lease right-of-use assets	266	248
Customer tooling	176	181
Other	189	154
Total other assets	$1,375	$1,262

Accrued expenses:
Compensation and employee benefits	$407	$423
Deferred revenue and customer deposits	360	395
Rebates	200	218
Current portion of operating lease liabilities	57	58
Warranties	52	48
Current portion of pension and other postretirement benefit obligations	14	32
Other	486	489
Total accrued expenses	$1,576	$1,663

Other liabilities:
Pension benefit obligation	$159	$170
Long-term portion of operating lease liabilities	158	148
Postretirement benefit obligation	65	142
Other	633	554
Total other liabilities	$1,015	$1,014

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

The Company’s chief operating decision maker (“CODM”) is the President & Chief Executive Officer. The CODM primarily uses operating income and related operating margins in assessing the current and expected long-term performance of the Company’s segments, including the application of the Company’s enterprise strategies which focus on profitable growth and continuous improvement to margins and returns through the application of the Company’s business model. Operating income and margins are also used by the CODM when evaluating segment investments in capital projects and restructuring initiatives. The CODM regularly reviews summarized financial information related to segment operating revenue, variable margins, overhead expenses, operating income and operating margins as compared to forecasted results.

The accounting policies for the Company’s segments are the same as the policies described in Note 1. Description of Business and Summary of Significant Accounting Policies. Intersegment sales transactions are accounted for at prices consistent with sales to third parties and are not considered material. Segments are allocated a fixed overhead charge for general corporate administrative expenses based on a percentage of the segment's operating revenue. Expenses not allocated to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis.

Segment operating revenue, significant expenses and operating income for 2024, 2023 and 2022 was as follows:

In millions	2024	2023	2022
Operating revenue:
Automotive OEM	$3,188	$3,235	$2,969
Food Equipment	2,647	2,622	2,444
Test & Measurement and Electronics	2,818	2,832	2,828
Welding	1,851	1,902	1,894
Polymers & Fluids	1,764	1,804	1,905
Construction Products	1,909	2,033	2,113
Specialty Products	1,743	1,697	1,799
Total segments	15,920	16,125	15,952
Intersegment revenue	(22)	(18)	(20)
Operating Revenue	$15,898	$16,107	$15,932
Variable cost of revenue:
Automotive OEM	$1,781	$1,869	$1,719
Food Equipment	1,228	1,222	1,204
Test & Measurement and Electronics	1,206	1,267	1,305
Welding	838	892	936
Polymers & Fluids	847	877	974
Construction Products	890	984	1,105
Specialty Products	814	833	893
Total segments	$7,604	$7,944	$8,136
Overhead expenses:
Automotive OEM	$782	$805	$751
Food Equipment	700	687	622
Test & Measurement and Electronics	909	879	839
Welding	416	405	375
Polymers & Fluids	433	445	452
Construction Products	460	471	460
Specialty Products	401	415	425
Total segments	$4,101	$4,107	$3,924
Operating income:
Automotive OEM	$625	$561	$499
Food Equipment	719	713	618
Test & Measurement and Electronics	703	686	684
Welding	597	605	583
Polymers & Fluids	484	482	479
Construction Products	559	578	548
Specialty Products	528	449	481
Total segments	4,215	4,074	3,892
Unallocated	49	(34)	(102)
Operating Income	4,264	4,040	3,790
Interest expense	(283)	(266)	(203)
Other income (expense)	441	49	255
Income Before Taxes	$4,422	$3,823	$3,842

Unallocated expenses in 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million in the first quarter of 2024. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for additional information regarding this change in accounting method.

Other segment information for 2024, 2023 and 2022 was as follows:

In millions	2024	2023	2022
Depreciation and amortization and impairment of intangible assets:
Automotive OEM	$129	$123	$121
Food Equipment	46	41	40
Test & Measurement and Electronics	82	80	87
Welding	33	29	26
Polymers & Fluids	42	46	57
Construction Products	33	33	31
Specialty Products	37	43	48
Total	$402	$395	$410
Plant and equipment additions:
Automotive OEM	$209	$224	$181
Food Equipment	55	54	41
Test & Measurement and Electronics	32	43	49
Welding	43	41	43
Polymers & Fluids	28	27	23
Construction Products	34	31	33
Specialty Products	36	35	42
Total	$437	$455	$412
Identifiable assets:
Automotive OEM	$2,578	$2,615	$2,447
Food Equipment	1,188	1,193	1,188
Test & Measurement and Electronics	3,186	3,230	3,289
Welding	857	838	933
Polymers & Fluids	1,673	1,762	1,819
Construction Products	1,172	1,230	1,370
Specialty Products	1,566	1,627	1,696
Total segments	12,220	12,495	12,742
Corporate	2,847	3,023	2,680
Total	$15,067	$15,518	$15,422

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

Enterprise-wide information for the twelve months ended December 31, 2024, 2023 and 2022 was as follows:

In millions	2024	2023	2022
Operating Revenue by Geographic Region:
United States	$7,374	$7,576	$7,609
Canada/Mexico	1,156	1,146	1,095
Total North America	8,530	8,722	8,704
Europe, Middle East and Africa	4,101	4,147	3,913
Asia Pacific	2,961	2,935	2,991
South America	306	303	324
Total operating revenue	$15,898	$16,107	$15,932

Operating revenue by geographic region is based on the customers' locations. The Company had approximately 44% and 44% of its total net plant and equipment in the United States as of December 31, 2024 and 2023, respectively. Additionally, the Company had 16% and 13% of its total net plant and equipment in China as of December 31, 2024 and 2023, respectively. No other country represented more than 10% of the Company's net plant and equipment as of December 31,

2024 and 2023. No single customer accounted for more than 5% of consolidated revenues for the twelve months ended December 31, 2024, 2023 or 2022.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2024. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2024 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company who are standing for reelection and any persons nominated to become Directors of the Company is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors" and "Delinquent Section 16(a) Reports" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders.

Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Corporate Governance - Board of Directors and its Committees" and "Proposal 3 – Ratification of the Appointment of Independent Public Accounting Firm - Audit Committee Report" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders.

Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."

Information regarding the Company’s Insider Trading Policy and related policies and procedures is incorporated by reference from the information under the caption "Other Governance Matters - Insider Trading Policies and Procedures" in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Information regarding the Company's code of ethics that applies to the Company's President & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and key financial and accounting personnel is incorporated by reference from the information under the caption "Corporate Governance Policies and Code of Conduct" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the information under the captions "Director Compensation," and "Executive Compensation" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the captions "Beneficial Ownership of Common Stock" and "NEO Compensation - Equity Compensation Plan Information" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions as well as director independence is incorporated by reference from the information under the captions "Proposal 1 - Election of Directors - Board Independence," "Other Governance Matters - Certain Relationships and Related-Party Transactions" and "Other Governance Matters - Corporate Governance Policies and Code of Conduct" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

This information is incorporated by reference from the information under the caption "Proposal 3 - Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

3(b)
By-laws of Illinois Tool Works Inc., amended and restated as of May 3, 2024, filed as Exhibit 3(b) to the Company's Current Report on Form 8-K filed on May 9, 2024 (Commission File No. 1-4797) and incorporated herein by reference.

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

4(i)
Officers’ Certificate dated May 17, 2024, establishing the terms, and setting forth the forms, of the 3.250% Notes due 2028 and 3.375% Notes due 2032, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 17, 2024 (Commission File No. 1-04797) and incorporated herein by reference.

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

4(n)	Description of the 3.250% Euro Notes due 2028 and 3.375% Euro Notes due 2032, filed herewith.

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

10(d)*
Illinois Tool Works Inc. 2024 Long-Term Incentive Plan effective June 30, 2024, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2024 (Commission File No. 1-4797) and incorporated herein by reference.

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

10(m)*	Form of Stock Option Agreement Pursuant to the Illinois Tool Works Inc. 2024 Long-Term Incentive Plan, filed herewith.

10(n)*	Form of Performance Share Unit Award Agreement Pursuant to the Illinois Tool Works Inc. 2024 Long-Term Incentive Plan, filed herewith.

10(o)*	Form of Restricted Stock Unit Award Agreement Pursuant to the Illinois Tool Works Inc. 2024 Long-Term Incentive Plan, filed herewith.

10(p)*
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

10(t)*
First Amendment to the Illinois Tool Works Inc. Executive Contributory Retirement Income Plan dated February 15, 2013, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

19	Insider Trading Policies and Procedures, filed herewith

21	Subsidiaries and Affiliates of the Company, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

24	Powers of Attorney, filed herewith

31	Rule 13a-14(a) Certifications, filed herewith

32	Section 1350 Certification, filed herewith

97
Policy Relating to Recovery of Erroneously Awarded Compensation, filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Commission File No. 001-04797) and incorporated herein by reference.

101.INS	iXBRL Instance Document**

101.SCH	iXBRL Taxonomy Extension Schema**

Exhibit Number	Description
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase**

101.DEF	iXBRL Taxonomy Extension Definition Linkbase**

101.LAB	iXBRL Taxonomy Extension Label Linkbase**

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	The following financial information from Illinois Tool Works Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Changes in Stockholders' Equity (iv) Statement of Financial Position, (v) Statement of Cash Flows and (vi) related Notes to Financial Statements.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February 2025.

ILLINOIS TOOL WORKS INC.

By:	/s/ CHRISTOPHER A. O'HERLIHY
Christopher A. O'Herlihy
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of February 2025.

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