Form 10-Q
period 2025-03-31
ILLINOIS TOOL WORKS INC
filed 2025-05-01
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at March 31, 2025: 293.0 million

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2025	2024
Operating Revenue	$3,839	$3,973
Cost of revenue	2,161	2,145
Selling, administrative, and research and development expenses	706	676
Amortization and impairment of intangible assets	21	25
Operating Income	951	1,127
Interest expense	(68)	(71)
Other income (expense)	12	16
Income Before Taxes	895	1,072
Income Taxes	195	253
Net Income	$700	$819

Net Income Per Share:
Basic	$2.39	$2.74
Diluted	$2.38	$2.73

Shares of Common Stock Outstanding During the Period:
Average	293.6	298.9
Average assuming dilution	294.5	300.0

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2025	2024
Net Income	$700	$819

Foreign currency translation adjustments, net of tax	—	(51)
Pension and other postretirement benefit adjustments, net of tax	(1)	1
Other comprehensive income (loss)	(1)	(50)

Comprehensive Income	$699	$769

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and equivalents	$873	$948
Trade receivables	3,153	2,991
Inventories	1,663	1,605
Prepaid expenses and other current assets	348	312
Total current assets	6,037	5,856

Net plant and equipment	2,085	2,036
Goodwill	4,903	4,839
Intangible assets	572	592
Deferred income taxes	440	369
Other assets	1,431	1,375
	$15,468	$15,067

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$981	$1,555
Accounts payable	594	519
Accrued expenses	1,477	1,576
Cash dividends payable	439	441
Income taxes payable	289	217
Total current liabilities	3,780	4,308

Noncurrent Liabilities:
Long-term debt	7,282	6,308
Deferred income taxes	127	119
Other liabilities	1,037	1,015
Total noncurrent liabilities	8,446	7,442

Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2025 and 2024 Outstanding- 293.0 shares in 2025 and 294.0 shares in 2024	6	6
Additional paid-in-capital	1,705	1,669
Retained earnings	29,154	28,893
Common stock held in treasury	(25,746)	(25,375)
Accumulated other comprehensive income (loss)	(1,878)	(1,877)
Noncontrolling interest	1	1
Total stockholders' equity	3,242	3,317
	$15,468	$15,067

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended March 31, 2025
Balance at December 31, 2024	$6	$1,669	$28,893	$(25,375)	$(1,877)	$1	$3,317
Net income	—	—	700	—	—	—	700
Common stock issued for stock-based compensation	—	20	—	7	—	—	27
Stock-based compensation expense	—	16	—	—	—	—	16
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(3)	—	—	(3)
Dividends declared ($1.50 per share)	—	—	(439)	—	—	—	(439)
Other comprehensive income (loss)	—	—	—	—	(1)	—	(1)
Balance at March 31, 2025	$6	$1,705	$29,154	$(25,746)	$(1,878)	$1	$3,242

Three Months Ended March 31, 2024
Balance at December 31, 2023	$6	$1,588	$27,122	$(23,870)	$(1,834)	$1	$3,013
Net income	—	—	819	—	—	—	819
Common stock issued for stock-based compensation	—	15	—	4	—	—	19
Stock-based compensation expense	—	15	—	—	—	—	15
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(2)	—	—	(2)
Dividends declared ($1.40 per share)	—	—	(418)	—	—	—	(418)
Other comprehensive income (loss)	—	—	—	—	(50)	—	(50)
Balance at March 31, 2024	$6	$1,618	$27,523	$(24,243)	$(1,884)	$1	$3,021

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2025	2024
Cash Provided by (Used for) Operating Activities:
Net income	$700	$819
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	74	72
Amortization and impairment of intangible assets	21	25
Change in deferred income taxes	(17)	44
Net provision for (recoveries of) uncollectible accounts	2	(3)
(Income) loss from investments	1	3
Stock-based compensation expense	16	15
Cumulative effect of change in inventory accounting method	—	(117)
Other non-cash items, net	3	6
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(120)	(139)
Inventories	(37)	(12)
Prepaid expenses and other assets	(65)	(38)
Increase (decrease) in-
Accounts payable	64	22
Accrued expenses and other liabilities	(123)	(166)
Income taxes	72	57
Other, net	1	1
Net cash provided by operating activities	592	589
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	2	(57)
Additions to plant and equipment	(96)	(95)
Proceeds from investments	—	6
Proceeds from sale of plant and equipment	3	2
Other, net	(1)	(8)
Net cash provided by (used for) investing activities	(92)	(152)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(441)	(419)
Issuance of common stock	44	41
Repurchases of common stock	(375)	(375)
Net proceeds from (repayments of) debt with original maturities of three months or less	202	952
Repayments of debt with original maturities of more than three months	—	(700)
Other, net	(18)	(23)
Net cash provided by (used for) financing activities	(588)	(524)
Effect of Exchange Rate Changes on Cash and Equivalents	13	(19)
Cash and Equivalents:
Increase (decrease) during the period	(75)	(106)
Beginning of period	948	1,065
End of period	$873	$959
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$53	$76
Cash Paid During the Period for Income Taxes, Net of Refunds	$139	$152

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements— The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Interim results are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's 2024 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

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

The LIFO provision for the year ended December 31, 2023 was $6 million of expense and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 6. Inventories for additional information regarding the Company’s inventory balances.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance which expands annual and interim disclosure requirements for reportable segments. The more significant provisions of this new guidance include the requirement to disclose significant segment expenses and certain disclosures made annually under existing guidance are required for interim periods. The Company adopted this new guidance beginning with its annual reporting for the year ended December 31, 2024 and applied the new disclosure requirements retrospectively to all periods presented. The new guidance did not have an impact on the Company’s results of operations, financial position or cash flows for any period. Refer to Note 10. Segment Information for additional information.

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

In November 2024, the FASB issued authoritative guidance which expands annual and interim disclosure requirements related to certain costs and expenses recorded in the income statement. The primary provisions of this new guidance require companies to provide additional footnote disclosures disaggregating income statement line items that include purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance will be effective for the Company beginning with its annual reporting for the year ending December 31, 2027 and is required to be applied prospectively, with retrospective application to prior periods allowed. The Company is currently assessing the impact the guidance will have on its disclosures.

(2)    Acquisitions

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The Company has completed the allocation of purchase price for both of these acquisitions. These acquisitions were not material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows.

(3)    Operating Revenue

The Company's 86 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
In millions	2025	2024
Automotive OEM	$786	$816
Food Equipment	627	631
Test & Measurement and Electronics	652	696
Welding	472	476
Polymers & Fluids	429	432
Construction Products	443	488
Specialty Products	435	440
Total segments	3,844	3,979
Intersegment revenue	(5)	(6)
Total operating revenue	$3,839	$3,973

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2025 and 2024 was 21.7% and 23.6%, respectively. The effective tax rate for the three months ended March 31, 2025 included a discrete tax benefit of $21 million related to the reversal of a valuation allowance on net operating loss carryforwards. The effective tax rates also included discrete tax benefits related to excess tax benefits from stock-based compensation of $4 million and $9 million for the three months ended March 31, 2025 and 2024, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $12 million related predominantly to the potential resolution of federal, state and foreign examinations. The Company has recorded its best estimate of the potential exposure for these issues.

(5)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
In millions except per share amounts	2025	2024
Net Income	$700	$819
Net income per share—Basic:
Weighted-average common shares	293.6	298.9
Net income per share—Basic	$2.39	$2.74
Net income per share—Diluted:
Weighted-average common shares	293.6	298.9
Effect of dilutive stock options and restricted stock units	0.9	1.1
Weighted-average common shares assuming dilution	294.5	300.0
Net income per share—Diluted	$2.38	$2.73

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.2 million antidilutive options outstanding for each of the three months ended March 31, 2025 and 2024.

(6)    Inventories

Inventories as of March 31, 2025 and December 31, 2024 were as follows:

In millions	March 31, 2025	December 31, 2024
Raw material	$626	$635
Work-in-process	203	193
Finished goods	834	777
Total inventories	$1,663	$1,605

(7)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$8	$9	$1	$1
Interest cost	23	23	6	6
Expected return on plan assets	(32)	(33)	(7)	(5)
Amortization of actuarial loss (gain)	1	2	(2)	(1)
Total net periodic benefit cost (income)	$—	$1	$(2)	$1

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $22 million to its pension plans and $31 million to its other postretirement benefit plans in 2025. As of March 31, 2025, contributions of $11 million to pension plans and $10 million to other postretirement benefit plans have been made.

(8)    Debt

Total debt as of March 31, 2025 and December 31, 2024 was as follows:

In millions	March 31, 2025	December 31, 2024
Short-term debt	$981	$1,555
Long-term debt	7,282	6,308
Total debt	$8,263	$7,863

Short-term debt included commercial paper of $981 million and $778 million as of March 31, 2025 and December 31, 2024, respectively. The weighted-average interest rate on commercial paper as of March 31, 2025 and December 31, 2024 was 4.37% and 4.56%, respectively.

As of December 31, 2024, Short-term debt also included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement"). On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of March 31, 2025, the Company had $811 million outstanding under the Euro Credit Agreement with an interest rate of 3.20%, which was included in Long-term debt.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of March 31, 2025 or December 31, 2024.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2025 and December 31, 2024 were as follows:

In millions	March 31, 2025	December 31, 2024
Fair value	$6,991	$6,806
Carrying value	7,282	7,085

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(9)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
In millions	2025	2024
Beginning balance	$(1,877)	$(1,834)

Foreign currency translation adjustments during the period	(47)	(28)
Income taxes	47	(23)
Total foreign currency translation adjustments, net of tax	—	(51)

Pension and other postretirement benefit adjustments reclassified to income	(1)	1
Income taxes	—	—
Total pension and other postretirement benefit adjustments, net of tax	(1)	1

Ending balance	$(1,878)	$(1,884)

Pension and other postretirement benefit adjustments reclassified to income related primarily to the amortization of actuarial gains and losses. Refer to Note 7. Pension and Other Postretirement Benefits for additional information.

The outstanding balances of the Euro notes issued in May 2014, May 2015, June 2019 and May 2024, and the term loan under the Euro Credit Agreement are designated as hedges of a portion of the Company’s net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a loss of $196 million and a gain of $97 million for the three months ended March 31, 2025 and 2024, respectively. The carrying value of the outstanding balance of Euro-denominated debt that was designated as a net investment hedge as of March 31, 2025 and December 31, 2024 was $4.6 billion and $4.4 billion, respectively. Refer to Note 8. Debt for additional information regarding the Company’s outstanding Euro debt.

As of March 31, 2025 and 2024, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.6 billion in both periods, and after-tax unrecognized pension and other postretirement benefit costs of $267 million and $326 million, respectively.

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

Segment operating revenue, significant expenses and operating income for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
In millions	2025	2024
Operating revenue:
Automotive OEM	$786	$816
Food Equipment	627	631
Test & Measurement and Electronics	652	696
Welding	472	476
Polymers & Fluids	429	432
Construction Products	443	488
Specialty Products	435	440
Total segments	3,844	3,979
Intersegment revenue	(5)	(6)
Operating Revenue	$3,839	$3,973
Variable cost of revenue:
Automotive OEM	$435	$457
Food Equipment	284	293
Test & Measurement and Electronics	282	305
Welding	214	216
Polymers & Fluids	205	207
Construction Products	200	229
Specialty Products	201	210
Total segments	$1,821	$1,917
Overhead expenses:
Automotive OEM	$200	$197
Food Equipment	177	174
Test & Measurement and Electronics	231	228
Welding	105	104
Polymers & Fluids	110	114
Construction Products	113	116
Specialty Products	99	100
Total segments	$1,035	$1,033
Operating income:
Automotive OEM	$151	$162
Food Equipment	166	164
Test & Measurement and Electronics	139	163
Welding	153	156
Polymers & Fluids	114	111
Construction Products	130	143
Specialty Products	135	130
Total segments	988	1,029
Unallocated	(37)	98
Operating Income	951	1,127
Interest expense	(68)	(71)
Other income (expense)	12	16
Income Before Taxes	$895	$1,072

Unallocated for the three months ended March 31, 2025 included higher health and welfare expenses and insurance-related expenses as compared to the prior year. Unallocated for the three months ended March 31, 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million. Refer to Note 1. Significant Accounting Policies for additional information regarding this change in accounting method.

Other segment information for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
In millions	2025	2024
Depreciation and amortization and impairment of intangible assets:
Automotive OEM	$32	$31
Food Equipment	10	11
Test & Measurement and Electronics	18	20
Welding	8	8
Polymers & Fluids	10	10
Construction Products	8	7
Specialty Products	9	10
Total	$95	$97
Plant and equipment additions:
Automotive OEM	$39	$38
Food Equipment	12	13
Test & Measurement and Electronics	11	10
Welding	8	11
Polymers & Fluids	6	6
Construction Products	10	10
Specialty Products	10	7
Total	$96	$95

Segment identifiable assets as of March 31, 2025 and December 31, 2024 were as follows:

In millions	March 31, 2025	December 31, 2024
Automotive OEM	$2,677	$2,578
Food Equipment	1,228	1,188
Test & Measurement and Electronics	3,199	3,186
Welding	922	857
Polymers & Fluids	1,711	1,673
Construction Products	1,247	1,172
Specialty Products	1,609	1,566
Total segments	12,593	12,220
Corporate	2,875	2,847
Total	$15,468	$15,067

Identifiable assets by segment are those assets that are specifically used in that segment. Corporate assets are principally cash and equivalents, investments and other general corporate assets.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment. As of December 31, 2024, the Company had 86 divisions with approximately 44,000 people in 51 countries.
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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2024 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $32 million as of March 31, 2025. The revenue for these four subsidiaries for the three months ended March 31, 2025 was approximately $5 million. These subsidiaries are not material to the Company’s results of operations or financial position.

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The Company has completed the allocation of purchase price for both of these acquisitions. These acquisitions were not material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows. Refer to Note 2. Acquisitions in Item 1. Financial Statements for further information regarding these acquisitions.

During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from LIFO to the FIFO method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company’s operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. The LIFO provision for the year ended December 31, 2023 was $6 million of expense, and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies in Item 1. Financial Statements for additional information regarding this change in accounting method.

On April 2, 2025, the United States government announced additional tariffs on goods imported to the U.S. from numerous countries. In response, certain countries retaliated with additional counter-tariffs or may be in negotiations with the U.S government regarding tariffs. The Company believes it is well positioned to minimize the impact of these tariffs because its businesses generally manufacture products in the markets where they are sold and the Company expects to recover the increased cost of tariffs through price increases. However, current tariff policies have introduced additional uncertainty and may negatively impact overall demand from the Company's customers. The Company is currently assessing the impact of the tariffs and actions that can be taken to moderate and/or minimize their effects on the Company.

In an uncertain external environment, the Company delivered solid financial results in the first quarter of 2025 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for the first quarter of 2025 compared to 2024.

Operating Expenses

	Three Months Ended
	March 31,
Dollars in millions	2025	2024
Operating Revenue	$3,839	$3,973
Cost of revenue	$2,161	$2,145
Percent of operating revenue	56.3%	54.0%
Selling, administrative, and research and development expenses	$706	$676
Percent of operating revenue	18.4%	17.0%
Amortization and impairment of intangible assets	$21	$25
Percent of operating revenue	0.5%	0.6%

Cost of revenue was $2.2 billion and $2.1 billion in the first quarter of 2025 and 2024, respectively, an increase of 0.7%. Cost of revenue as a percent of operating revenue was higher in 2025 compared to 2024. Excluding the first quarter 2024 LIFO accounting method change of $117 million, Cost of revenue decreased 4.5% in the first quarter of 2025 compared to 2024 primarily due to lower revenue and the effect of foreign currency translation. Cost of revenue, excluding the first quarter 2024 LIFO accounting method change, as a percent of operating revenue was lower in the first quarter of 2025 compared to 2024 primarily due to benefits from the Company's enterprise initiatives, partially offset by unfavorable operating leverage.

Selling, administrative, and research and development expenses were $706 million and $676 million in the first quarter of 2025 and 2024, respectively. Selling, administrative, and research and development expenses as a percent of operating revenue were higher in 2025 compared to 2024 primarily due to higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

Amortization and impairment of intangible assets was lower in the first quarter of 2025 compared to 2024 primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operation by Segment" sections for additional discussion of operating results for the first quarter of 2025 compared to 2024.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,839	$3,973	(3.4)%	(1.6)%	—%	—%	(1.8)%	(3.4)%
Operating income	$951	$1,127	(15.6)%	(12.7)%	(0.2)%	(1.0)%	(1.7)%	(15.6)%
Operating margin %	24.8%	28.4%	(360) bps	(320) bps	(10) bps	(30) bps	—	(360) bps

•Operating revenue decreased due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue decreased 1.6% as a decline in the Test & Measurement and Electronics, Construction Products and Automotive OEM segments was partially offset by growth in the Food Equipment, Polymers & Fluids, Specialty Products and Welding segments. Product line simplification activities reduced organic revenue by 50 basis points.
◦North American organic revenue decreased 3.3% as a decline in the Test & Measurement and Electronics, Construction Products, Automotive OEM, Welding and Polymers & Fluids segments was partially offset by growth in the Specialty Products and Food Equipment segments.

◦Europe, Middle East and Africa organic revenue decreased 3.0% as a decline in the Automotive OEM, Test & Measurement and Electronics, Specialty Products and Construction Products segments was partially offset by growth in the Polymers & Fluids, Food Equipment and Welding segments.
◦Asia Pacific organic revenue increased 6.7% primarily due to growth in the Automotive OEM segment. Organic revenue in China increased 11.7% as growth in the Automotive OEM, Welding, Specialty Products and Polymers & Fluids segments was partially offset by a decrease in the Food Equipment, Construction Products and Test & Measurement and Electronics segments.
•Operating income of $951 million decreased 15.6%, or 5.8% excluding the $117 million favorable impact of the first quarter 2024 LIFO accounting method change discussed previously.
•Operating margin of 24.8% decreased 360 basis points. Excluding the 300 basis points of favorable impact from the first quarter 2024 LIFO accounting method change, operating margin decreased 60 basis points compared to the prior year primarily due to unfavorable operating leverage of 30 basis points, increased restructuring expenses and higher employee-related and insurance-related expenses, partially offset by benefits from the Company's enterprise initiatives of 120 basis points.
•The Company's effective tax rate for the first quarter of 2025 and 2024 was 21.7% and 23.6%, respectively. The effective tax rate for the first quarter of 2025 included a discrete tax benefit of $21 million related to the release of a valuation allowance on net operating loss carryforwards. The effective tax rates included discrete tax benefits related to excess tax benefits from stock-based compensation of $4 million and $9 million for the first quarter of 2025 and 2024, respectively.
•Diluted earnings per share (EPS) of $2.38 for the first quarter of 2025 decreased 12.8%, or 2.5% excluding the favorable impact of $0.29 from the LIFO accounting method change in the first quarter of 2024.
•The Company repurchased approximately 1.5 million shares of its common stock in the first quarter of 2025 for approximately $375 million.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2025	2024	2025	2024
Automotive OEM	$786	$816	$151	$162
Food Equipment	627	631	166	164
Test & Measurement and Electronics	652	696	139	163
Welding	472	476	153	156
Polymers & Fluids	429	432	114	111
Construction Products	443	488	130	143
Specialty Products	435	440	135	130
Total segments	3,844	3,979	988	1,029
Intersegment revenue	(5)	(6)	—	—
Unallocated	—	—	(37)	98
Total	$3,839	$3,973	$951	$1,127

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in the first quarter of 2025 included higher health and welfare expenses and insurance-related expenses as compared to the prior year. Unallocated in 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million. Refer to Note 1. Significant Accounting Policies in Item 1. Financial Statements for additional information regarding this change in accounting method.

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

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$786	$816	(3.7)%	(1.2)%	—%	—%	(2.5)%	(3.7)%
Operating income	$151	$162	(6.4)%	—%	—%	(3.8)%	(2.6)%	(6.4)%
Operating margin %	19.3%	19.8%	(50) bps	30 bps	—	(80) bps	—	(50) bps

•Operating revenue decreased due to the unfavorable effect of foreign currency translation and lower organic revenue.
•Organic revenue decreased 1.2% compared to worldwide auto builds which grew 1%. Product line simplification activities reduced organic revenue by 90 basis points.
◦North American organic revenue decreased 5.5% compared to North American auto builds which declined 5%. Auto builds for the Detroit 3, where the Company has higher content, declined 10%. The business outperformed the market primarily due to market penetration gains and customer mix.
◦European organic revenue decreased 6.4% compared to European auto builds which declined 7%. The business outperformed the market primarily due to market penetration gains.
◦Asia Pacific organic revenue increased 12.1%. China organic revenue increased 14.1%, including growth in the electric vehicles market, versus China auto builds which grew 11%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content, declined 6%.
•Operating margin of 19.3% decreased 50 basis points primarily driven by higher restructuring expenses of 80 basis points, unfavorable operating leverage of 30 basis points, higher employee-related expenses and continued investment in the business, partially offset by benefits from the Company's enterprise initiatives.

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

The results of operations for the Food Equipment segment for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$627	$631	(0.7)%	1.2%	—%	—%	(1.9)%	(0.7)%
Operating income	$166	$164	1.5%	2.9%	—%	0.2%	(1.6)%	1.5%
Operating margin %	26.5%	26.0%	50 bps	40 bps	—	10 bps	—	50 bps

•Operating revenue decreased due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue increased 1.2% as equipment organic revenue was flat and service organic revenue increased 3.3%.

◦North American organic revenue increased 0.8%. Equipment organic revenue decreased 1.0% primarily due to lower demand in the food retail and independent restaurant end markets, partially offset by higher demand in the institutional end market. Service organic revenue increased 3.8%.
◦International organic revenue increased 1.8%. Equipment organic revenue increased 1.4% primarily due to higher demand in the European and Asian warewash end markets, partially offset by lower demand in the European cooking and refrigeration end markets. Service organic revenue increased 2.4%.
•Operating margin of 26.5% increased 50 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 20 basis points and favorable operating leverage of 20 basis points, partially offset by higher employee-related expenses and additional investment in the business.

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

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$652	$696	(6.3)%	(5.4)%	0.1%	—%	(1.0)%	(6.3)%
Operating income	$139	$163	(14.6)%	(10.0)%	(1.2)%	(2.2)%	(1.2)%	(14.6)%
Operating margin %	21.4%	23.4%	(200) bps	(110) bps	(30) bps	(60) bps	—	(200) bps

•Operating revenue decreased primarily due to lower organic revenue and the unfavorable effect of foreign currency translation.
•On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. Refer to Note 2. Acquisitions in Item 1. Financial Statements for additional information regarding this acquisition.
•Organic revenue decreased 5.4% primarily due to lower demand in the general industrial end market.
◦Organic revenue for the test and measurement businesses decreased 9.2% primarily driven by a decline in the MTS Test & Simulation business, which had a challenging comparison in the prior year first quarter of 23.3% growth, and lower demand in the semiconductor end market, primarily in North America.
◦Electronics organic revenue increased 2.7% primarily due to higher demand in the consumer electronics end market, partially offset by a decline in the semiconductor end market. The electronics assembly businesses decreased 1.3% primarily due to lower demand in Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 4.2% due to higher demand in Europe and Asia Pacific, partially offset by lower demand in North America.
•Operating margin of 21.4% decreased 200 basis points primarily driven by unfavorable operating leverage of 150 basis points, higher restructuring expenses of 60 basis points, the dilutive impact of an acquisition, higher employee-related expenses and product mix, partially offset by benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.

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

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$472	$476	(0.9)%	0.1%	—%	—%	(1.0)%	(0.9)%
Operating income	$153	$156	(1.4)%	(1.2)%	—%	0.5%	(0.7)%	(1.4)%
Operating margin %	32.5%	32.7%	(20) bps	(50) bps	—	20 bps	10 bps	(20) bps

•Operating revenue decreased primarily due to the unfavorable effect of foreign currency translation.
•Organic revenue was essentially flat as equipment grew 1.4% and consumables decreased 2.1%.
◦North American organic revenue declined 2.3% as the industrial and commercial end markets decreased 0.6% and 5.7%, respectively.
◦International organic revenue increased 13.9% primarily due to higher demand in Asia Pacific and the Middle East.
•Operating margin of 32.5% decreased 20 basis points primarily driven by higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 20 basis points.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$429	$432	(0.8)%	1.7%	—%	—%	(2.5)%	(0.8)%
Operating income	$114	$111	2.0%	4.8%	—%	—%	(2.8)%	2.0%
Operating margin %	26.5%	25.8%	70 bps	80 bps	—	—	(10) bps	70 bps

•Operating revenue decreased due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue increased 1.7%. Product line simplification activities reduced organic revenue by 30 basis points.
◦Organic revenue for the polymers businesses grew 6.3% due to increases in South America, Europe and Asia Pacific, partially offset by a decrease in North America.

◦Organic revenue for the fluids businesses grew 0.3% primarily driven by higher demand in Europe, primarily due to growth in the hygiene end market, partially offset by a decline in North America.
◦Organic revenue for the automotive aftermarket businesses was essentially flat as higher demand in the North American car care business was offset by lower demand in the North American body repair business and the tire repair businesses in North America and Europe.
•Operating margin of 26.5% increased 70 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable operating leverage of 30 basis points, partially offset by higher employee-related expenses and unfavorable price/cost of 20 basis points.

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

The results of operations for the Construction Products segment for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$443	$488	(9.2)%	(7.4)%	—%	—%	(1.8)%	(9.2)%
Operating income	$130	$143	(9.8)%	(8.0)%	—%	(0.4)%	(1.4)%	(9.8)%
Operating margin %	29.2%	29.4%	(20) bps	(20) bps	—	(10) bps	10 bps	(20) bps

•Operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 7.4% due to lower demand across all major regions. Product line simplification activities reduced organic revenue by 60 basis points.
◦North American organic revenue declined 9.7% primarily due to lower demand in the residential end market, partially offset by growth in the commercial end market. Organic revenue in the United States residential end market decreased 11.7% and the commercial end market grew 2.0%. Organic revenue in Canada declined 3.5%.
◦International organic revenue declined 4.7%. European organic revenue decreased 2.0% primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue declined 8.4% primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin of 29.2% decreased 20 basis points primarily driven by unfavorable operating leverage of 140 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 40 basis points.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$435	$440	(1.0)%	0.9%	—%	—%	(1.9)%	(1.0)%
Operating income	$135	$130	3.2%	6.4%	—%	(1.1)%	(2.1)%	3.2%
Operating margin %	30.9%	29.7%	120 bps	160 bps	—	(30) bps	(10) bps	120 bps

•Operating revenue decreased due to the unfavorable effect of foreign currency translation, partially offset by higher organic revenue.
•Organic revenue increased 0.9% as consumables grew 2.2% and equipment sales decreased 3.2%. Product line simplification activities reduced organic revenue by 130 basis points.
◦North American organic revenue grew 2.1% primarily driven by growth in the consumer packaging, specialty films, ground support equipment and appliance businesses, partially offset by a decline in the filter medical business.
◦International organic revenue decreased 1.2% primarily due to a decline in Europe, primarily in the consumer packaging and appliance businesses, partially offset by growth in the ground support equipment business and growth in Asia Pacific.
•Operating margin of 30.9% increased 120 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable operating leverage of 20 basis points, partially offset by higher employee-related expenses, higher restructuring expenses of 30 basis points and product mix.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense in the first quarter of 2025 decreased to $68 million versus $71 million in the first quarter of 2024. Refer to Note 8. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $12 million in the first quarter of 2025 versus $16 million in the first quarter of 2024. The decrease of $4 million is primarily due to foreign currency transaction losses in 2025 versus foreign currency transaction gains in 2024.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies in Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of March 31, 2025, the Company had $873 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
In millions	2025	2024
Net cash provided by operating activities	$592	$589
Additions to plant and equipment	(96)	(95)
Free cash flow	$496	$494

Cash dividends paid	$(441)	$(419)
Repurchases of common stock	(375)	(375)
Acquisition of businesses (excluding cash and equivalents)	2	(57)
Net proceeds from (repayments of) debt with original maturities of three months or less	202	952
Repayments of debt with original maturities of more than three months	—	(700)
Other, net	28	18
Effect of exchange rate changes on cash and equivalents	13	(19)
Net increase (decrease) in cash and equivalents	$(75)	$(106)

Stock Repurchase Programs

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share in the fourth quarter of 2023, approximately 1.4 million shares of its common stock at an average price of $259.07 per share in the first quarter of 2024, approximately 1.6 million shares of its common stock at an average price of $247.42 in the second quarter of 2024, approximately 1.5 million shares of its common stock at an average price of $244.88 in the third quarter of 2024, approximately 1.4 million shares of its common stock at an average price of $265.95 in the fourth quarter of 2024 and approximately 1.5 million shares of its common stock at an average price of $257.14 in the first quarter of 2025. As of March 31, 2025, there were approximately $3.1 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the discrete tax benefit of $21 million in the first quarter of 2025 from net income and the effective tax rate for the three months ended March 31, 2025. Additionally, for comparability, the Company also excluded the cumulative effect of a change in inventory accounting method from net income in the first quarter of 2024. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the first quarter of 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
Dollars in millions	2025	2024
Numerator:
Net Income	$700	$819
Discrete tax benefit related to the first quarter 2025	(21)	—
Cumulative effect of change in inventory accounting method, net of tax (1)	—	(88)
Interest expense, net of tax (2)	52	54
Other (income) expense, net of tax (2)	(9)	(12)
Operating income after taxes	$722	$773

Denominator:
Invested capital:
Cash and equivalents	$873	$959
Trade receivables	3,153	3,238
Inventories	1,663	1,825
Net plant and equipment	2,085	1,973
Goodwill and intangible assets	5,475	5,557
Accounts payable and accrued expenses	(2,071)	(2,109)
Debt	(8,263)	(8,325)
Other, net	327	(97)
Total net assets (stockholders' equity)	3,242	3,021
Cash and equivalents	(873)	(959)
Debt	8,263	8,325
Total invested capital	$10,632	$10,387

Average invested capital (3)	$10,432	$10,249

Net income to average invested capital (4)	26.9%	32.0%
After-tax return on average invested capital (4)	27.7%	30.1%

(1)    Represents the cumulative effect of the change from the LIFO method of accounting to the FIFO method for certain U.S. businesses ($117 million pre-tax, or $88 million after-tax). Refer to Note 1. Significant Accounting Policies in Item 1. Financial Statements for additional information regarding this change in accounting method.

(2)    Effective tax rate used for interest expense and other (income) expense for the three months ended March 31, 2025 and 2024 was 24.0% and 23.6%, respectively.

(3)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of the periods presented.

(4)    Returns for the three months ended March 31, 2025 and 2024 were converted to an annual rate by multiplying the calculated return by 4.

A reconciliation of the tax rate for the three month period ended March 31, 2025, excluding the first quarter 2025 discrete tax benefit of $21 million related to the reversal of a valuation allowance on net operating loss carryforwards, is as follows:

	Three Months Ended
	March 31, 2025
Dollars in millions	Income Taxes	Tax Rate
As reported	$195	21.7%
Discrete tax benefit related to the first quarter 2025	21	2.3%
As adjusted	$216	24.0%

Refer to Note 4. Income Taxes in Item 1. Financial Statements for additional information regarding the discrete tax benefit related to the first quarter 2025.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2025 and December 31, 2024 is summarized as follows:

In millions	March 31, 2025	December 31, 2024	Increase/ (Decrease)
Current assets:
Cash and equivalents	$873	$948	$(75)
Trade receivables	3,153	2,991	162
Inventories	1,663	1,605	58
Prepaid expenses and other current assets	348	312	36
Total current assets	6,037	5,856	181
Current liabilities:
Short-term debt	981	1,555	(574)
Accounts payable and accrued expenses	2,071	2,095	(24)
Other	728	658	70
Total current liabilities	3,780	4,308	(528)
Net working capital	$2,257	$1,548	$709

As of March 31, 2025, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of March 31, 2025 and December 31, 2024 was as follows:

In millions	March 31, 2025	December 31, 2024
Short-term debt	$981	$1,555
Long-term debt	7,282	6,308
Total debt	$8,263	$7,863

Short-term debt included commercial paper of $981 million and $778 million as of March 31, 2025 and December 31, 2024, respectively. The weighted-average interest rate on commercial paper as of March 31, 2025 and December 31, 2024 was 4.37% and 4.56%, respectively.

As of December 31, 2024, Short-term debt also included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement"). On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of March 31, 2025, the Company had $811 million outstanding under the Euro Credit Agreement with an interest rate of 3.20%, which was included in Long-term debt.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of March 31, 2025 or December 31, 2024.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2025 and December 31, 2024 was as follows:

Dollars in millions	March 31, 2025	December 31, 2024
Total debt	$8,263	$7,863

Net income	$3,369	$3,488
Add:
Interest expense	280	283
Other (income) expense	(437)	(441)
Income taxes	876	934
Depreciation	303	301
Amortization and impairment of intangible assets	97	101
EBITDA	$4,488	$4,666
Total debt to EBITDA ratio	1.8	1.7

Stockholders' Equity

The changes to stockholders' equity during the three months ended 2025 were as follows:

In millions
Total stockholders' equity, December 31, 2024	$3,317
Net income	700
Repurchases of common stock	(375)
Dividends declared	(439)
Other comprehensive income (loss)	(1)
Other, net	40
Total stockholders' equity, March 31, 2025	$3,242

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of global supply chain challenges, the current and expected impact of U.S. trade policy, including tariffs and related retaliatory countermeasures, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, enterprise initiatives, the Company's portion of future benefit payments related to pension and postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of interest rate changes, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, such as the Russia and Ukraine conflict or U.S.-China trade relations and the impact of related economic and other sanctions, (3) the unfavorable impact of foreign currency fluctuations, (4) the Company's enterprise strategy initiatives may not have the desired impact on organic revenue growth, (5) market conditions and cost and availability of financing to fund the Company's share repurchases, (6) a delay or decrease in the introduction of new products into the Company's product lines, (7) any failure to protect the Company's intellectual property, (8) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (9) raw material price increases and supply shortages or delays, (10) financial market risks to the Company's obligations under its defined benefit pension plans, (11) negative effects of service interruptions, data corruption, cyber-based attacks, security breaches of our technology networks and systems or those of our vendors and third-party service providers, or violations of data privacy laws, (12) the potential negative impact of acquisitions on the Company's profitability and returns, (13) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (14) impact of tax legislation and regulatory action and changing tax rates, (15) potential adverse outcomes in legal proceedings or enforcement actions, (16) uncertainties related to environmental regulation and the physical risks of climate change, (17) potential failure of the Company's employees, agents or business partners to comply with anti-bribery, competition, import/export, trade sanctions, data privacy, human rights and other laws, (18) public health crises and related government actions, and (19) increases in inflation or interest rates and the possibility of economic recession. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to exposures to market risk as reported in the Company's 2024 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2025. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2025 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None. The Company's threshold for disclosing environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.

ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. Refer to the description of the Company's risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors described therein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of March 31, 2025, there were approximately $3.1 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity for the first quarter of 2025 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
January 2025	0.5	$255.26	0.5	$3,365
February 2025	0.5	$259.29	0.5	$3,246
March 2025	0.5	$257.01	0.5	$3,115
Total	1.5		1.5

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10(a)
Amendment Agreement No. 1 to Credit Agreement dated as of February 24, 2025 among Illinois Tool Works Inc., the lender(s) party thereto and ING Bank N.V., London Branch, as Agent, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on February 27, 2025 (Commission File No. 1-4797) and incorporated herein by reference.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 1, 2025	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)