Form 10-Q
period 2025-06-30
ILLINOIS TOOL WORKS INC
filed 2025-08-01
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at June 30, 2025: 291.5 million

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2025	2024	2025	2024
Operating Revenue	$4,053	$4,027	$7,892	$8,000
Cost of revenue	2,271	2,262	4,432	4,407
Selling, administrative, and research and development expenses	693	686	1,399	1,362
Amortization and impairment of intangible assets	21	25	42	50
Operating Income	1,068	1,054	2,019	2,181
Interest expense	(74)	(75)	(142)	(146)
Other income (expense)	4	26	16	42
Income Before Taxes	998	1,005	1,893	2,077
Income Taxes	243	246	438	499
Net Income	$755	$759	$1,455	$1,578

Net Income Per Share:
Basic	$2.58	$2.55	$4.97	$5.29
Diluted	$2.58	$2.54	$4.95	$5.27

Shares of Common Stock Outstanding During the Period:
Average	292.3	297.6	292.9	298.3
Average assuming dilution	292.9	298.5	293.7	299.3

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Net Income	$755	$759	$1,455	$1,578

Foreign currency translation adjustments, net of tax	10	(42)	10	(93)
Pension and other postretirement benefit adjustments, net of tax	—	1	(1)	2
Other comprehensive income (loss)	10	(41)	9	(91)

Comprehensive Income	$765	$718	$1,464	$1,487

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and equivalents	$788	$948
Trade receivables	3,320	2,991
Inventories	1,710	1,605
Prepaid expenses and other current assets	416	312
Total current assets	6,234	5,856

Net plant and equipment	2,177	2,036
Goodwill	5,038	4,839
Intangible assets	558	592
Deferred income taxes	564	369
Other assets	1,477	1,375
	$16,048	$15,067

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,242	$1,555
Accounts payable	613	519
Accrued expenses	1,544	1,576
Cash dividends payable	437	441
Income taxes payable	96	217
Total current liabilities	3,932	4,308

Noncurrent Liabilities:
Long-term debt	7,695	6,308
Deferred income taxes	144	119
Other liabilities	1,066	1,015
Total noncurrent liabilities	8,905	7,442

Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2025 and 2024 Outstanding- 291.5 shares in 2025 and 294.0 shares in 2024	6	6
Additional paid-in-capital	1,725	1,669
Retained earnings	29,471	28,893
Common stock held in treasury	(26,124)	(25,375)
Accumulated other comprehensive income (loss)	(1,868)	(1,877)
Noncontrolling interest	1	1
Total stockholders' equity	3,211	3,317
	$16,048	$15,067

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended June 30, 2025
Balance at March 31, 2025	$6	$1,705	$29,154	$(25,746)	$(1,878)	$1	$3,242
Net income	—	—	755	—	—	—	755
Common stock issued for stock-based compensation	—	1	—	—	—	—	1
Stock-based compensation expense	—	19	—	—	—	—	19
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(3)	—	—	(3)
Dividends declared ($1.50 per share)	—	—	(438)	—	—	—	(438)
Other comprehensive income (loss)	—	—	—	—	10	—	10
Balance at June 30, 2025	$6	$1,725	$29,471	$(26,124)	$(1,868)	$1	$3,211

Three Months Ended June 30, 2024
Balance at March 31, 2024	$6	$1,618	$27,523	$(24,243)	$(1,884)	$1	$3,021
Net income	—	—	759	—	—	—	759
Common stock issued for stock-based compensation	—	(1)	—	—	—	—	(1)
Stock-based compensation expense	—	19	—	—	—	—	19
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(4)	—	—	(4)
Dividends declared ($1.40 per share)	—	—	(416)	—	—	—	(416)
Other comprehensive income (loss)	—	—	—	—	(41)	—	(41)
Balance at June 30, 2024	$6	$1,636	$27,866	$(24,622)	$(1,925)	$1	$2,962

Six Months Ended June 30, 2025
Balance at December 31, 2024	$6	$1,669	$28,893	$(25,375)	$(1,877)	$1	$3,317
Net income	—	—	1,455	—	—	—	1,455
Common stock issued for stock-based compensation	—	21	—	7	—	—	28
Stock-based compensation expense	—	35	—	—	—	—	35
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Excise tax on repurchases of common stock	—	—	—	(6)	—	—	(6)
Dividends declared ($3.00 per share)	—	—	(877)	—	—	—	(877)
Other comprehensive income (loss)	—	—	—	—	9	—	9
Balance at June 30, 2025	$6	$1,725	$29,471	$(26,124)	$(1,868)	$1	$3,211

Six Months Ended June 30, 2024
Balance at December 31, 2023	$6	$1,588	$27,122	$(23,870)	$(1,834)	$1	$3,013
Net income	—	—	1,578	—	—	—	1,578
Common stock issued for stock-based compensation	—	14	—	4	—	—	18
Stock-based compensation expense	—	34	—	—	—	—	34
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Excise tax on repurchases of common stock	—	—	—	(6)	—	—	(6)
Dividends declared ($2.80 per share)	—	—	(834)	—	—	—	(834)
Other comprehensive income (loss)	—	—	—	—	(91)	—	(91)
Balance at June 30, 2024	$6	$1,636	$27,866	$(24,622)	$(1,925)	$1	$2,962

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2025	2024
Cash Provided by (Used for) Operating Activities:
Net income	$1,455	$1,578
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	152	146
Amortization and impairment of intangible assets	42	50
Change in deferred income taxes	(30)	46
Net provision for (recoveries of) uncollectible accounts	3	(2)
(Income) loss from investments	—	—
(Gain) loss on sale of plant and equipment	2	—
Stock-based compensation expense	35	34
Cumulative effect of change in inventory accounting method	—	(117)
Other non-cash items, net	4	3
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(190)	(170)
Inventories	(30)	(7)
Prepaid expenses and other assets	(63)	(42)
Increase (decrease) in-
Accounts payable	61	4
Accrued expenses and other liabilities	(105)	(62)
Income taxes	(194)	(184)
Other, net	—	(1)
Net cash provided by operating activities	1,142	1,276
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	1	(115)
Additions to plant and equipment	(197)	(211)
Proceeds from investments	5	10
Proceeds from sale of plant and equipment	7	5
Proceeds from sale of operations and affiliates	1	—
Other, net	(1)	(10)
Net cash provided by (used for) investing activities	(184)	(321)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(880)	(837)
Issuance of common stock	47	41
Repurchases of common stock	(750)	(750)
Net proceeds from (repayments of) debt with original maturities of three months or less	464	134
Proceeds from debt with original maturities of more than three months	—	1,606
Repayments of debt with original maturities of more than three months	—	(1,295)
Other, net	(32)	(24)
Net cash provided by (used for) financing activities	(1,151)	(1,125)
Effect of Exchange Rate Changes on Cash and Equivalents	33	(33)
Cash and Equivalents:
Increase (decrease) during the period	(160)	(203)
Beginning of period	948	1,065
End of period	$788	$862
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$181	$159
Cash Paid During the Period for Income Taxes, Net of Refunds	$662	$637

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

(3)    Operating Revenue

The Company's 86 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Automotive OEM	$845	$815	$1,631	$1,631
Food Equipment	680	667	1,307	1,298
Test & Measurement and Electronics	686	678	1,338	1,374
Welding	479	466	951	942
Polymers & Fluids	438	454	867	886
Construction Products	473	504	916	992
Specialty Products	455	449	890	889
Total segments	4,056	4,033	7,900	8,012
Intersegment revenue	(3)	(6)	(8)	(12)
Total operating revenue	$4,053	$4,027	$7,892	$8,000

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

(4)    Income Taxes

The Company's effective tax rate for the three months ended June 30, 2025 and 2024 was 24.4% in both periods and 23.1% and 24.0% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates for 2025 and 2024 included discrete tax benefits related to excess tax benefits from stock-based compensation of $1 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $5 million and $10 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, the effective tax rate for the six months ended June 30, 2025 included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $11 million related predominantly to the potential resolution of federal, state and foreign examinations. The Company has recorded its best estimate of the potential exposure for these issues.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted in the United States. The provisions of the Act extend and modify certain provisions of the 2017 Tax Cuts and Jobs Act. While the provisions of the Act are not expected to have a material impact on the Company's operating results, financial position or cash flows for the twelve months ending December 31, 2025, the Company is assessing the potential impact of the Act on future periods.

(5)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2025	2024	2025	2024
Net Income	$755	$759	$1,455	$1,578
Net income per share—Basic:
Weighted-average common shares	292.3	297.6	292.9	298.3
Net income per share—Basic	$2.58	$2.55	$4.97	$5.29
Net income per share—Diluted:
Weighted-average common shares	292.3	297.6	292.9	298.3
Effect of dilutive stock options and restricted stock units	0.6	0.9	0.8	1.0
Weighted-average common shares assuming dilution	292.9	298.5	293.7	299.3
Net income per share—Diluted	$2.58	$2.54	$4.95	$5.27

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.7 million and 0.2 million antidilutive options outstanding for the three months ended June 30, 2025 and 2024, respectively, and 0.4 million and 0.2 million antidilutive options outstanding for the six months ended June 30, 2025 and 2024, respectively.

(6)    Inventories

Inventories as of June 30, 2025 and December 31, 2024 were as follows:

In millions	June 30, 2025	December 31, 2024
Raw material	$648	$635
Work-in-process	212	193
Finished goods	850	777
Total inventories	$1,710	$1,605

(7)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$8	$9	$1	$1	$16	$18	$2	$2
Interest cost	23	23	6	6	46	46	12	12
Expected return on plan assets	(32)	(33)	(6)	(6)	(64)	(66)	(13)	(11)
Amortization of actuarial loss (gain)	1	2	(2)	—	2	4	(4)	(1)
Settlements	1	—	—	—	1	—	—	—
Total net periodic benefit cost (income)	$1	$1	$(1)	$1	$1	$2	$(3)	$2

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $22 million to its pension plans and $31 million to its other postretirement benefit plans in 2025. As of June 30, 2025, contributions of $17 million to pension plans and $14 million to other postretirement benefit plans have been made.

(8)    Debt

Total debt as of June 30, 2025 and December 31, 2024 was as follows:

In millions	June 30, 2025	December 31, 2024
Short-term debt	$1,242	$1,555
Long-term debt	7,695	6,308
Total debt	$8,937	$7,863

Short-term debt included commercial paper of $1.2 billion and $778 million as of June 30, 2025 and December 31, 2024, respectively. The weighted-average interest rate on commercial paper as of June 30, 2025 and December 31, 2024 was 4.35% and 4.56%, respectively.

As of December 31, 2024, Short-term debt also included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement"). On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of June 30, 2025, the Company had $884 million outstanding under the Euro Credit Agreement with an interest rate of 2.71%, which was included in Long-term debt.

On May 17, 2024, the Company issued €650 million of 3.25% Euro notes due May 17, 2028 at 99.525% of face value and €850 million of 3.375% Euro notes due May 17, 2032 at 99.072% of face value. Proceeds from the issuance were used for general corporate purposes, including the repayment of a portion of the indebtedness under the commercial paper program and repayment of €550 million of the term loans under the Euro Credit Agreement.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of June 30, 2025 or December 31, 2024.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2025 and December 31, 2024 were as follows:

In millions	June 30, 2025	December 31, 2024
Fair value	$7,426	$6,806
Carrying value	7,695	7,085

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(9)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Beginning balance	$(1,878)	$(1,884)	$(1,877)	$(1,834)

Foreign currency translation adjustments during the period	(89)	(32)	(136)	(60)
Income taxes	99	(10)	146	(33)
Total foreign currency translation adjustments, net of tax	10	(42)	10	(93)

Pension and other postretirement benefit adjustments reclassified to income	—	2	(1)	3
Income taxes	—	(1)	—	(1)
Total pension and other postretirement benefit adjustments, net of tax	—	1	(1)	2

Ending balance	$(1,868)	$(1,925)	$(1,868)	$(1,925)

Pension and other postretirement benefit adjustments reclassified to income related primarily to the amortization of actuarial gains and losses. Refer to Note 7. Pension and Other Postretirement Benefits for additional information.

The outstanding balances of the Euro notes issued in May 2014, May 2015, June 2019 and May 2024, and the term loan under the Euro Credit Agreement are designated as hedges of a portion of the Company’s net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a loss of $411 million and a gain of $42 million for the three months ended June 30, 2025 and 2024, respectively, and a loss of $607 million and a gain of $139 million for the six months ended June 30, 2025 and 2024, respectively. The carrying value of the outstanding balance of Euro-denominated debt that was designated as a net investment hedge as of June 30, 2025 and December 31, 2024 was $5.0 billion and $4.4 billion, respectively. Refer to Note 8. Debt for additional information regarding the Company’s outstanding Euro debt.

As of June 30, 2025 and 2024, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.6 billion in both periods, and after-tax unrecognized pension and other postretirement benefit costs of $267 million and $325 million, respectively.

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

Segment operating revenue, significant expenses and operating income for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Operating revenue:
Automotive OEM	$845	$815	$1,631	$1,631
Food Equipment	680	667	1,307	1,298
Test & Measurement and Electronics	686	678	1,338	1,374
Welding	479	466	951	942
Polymers & Fluids	438	454	867	886
Construction Products	473	504	916	992
Specialty Products	455	449	890	889
Total segments	4,056	4,033	7,900	8,012
Intersegment revenue	(3)	(6)	(8)	(12)
Operating Revenue	$4,053	$4,027	$7,892	$8,000
Variable cost of revenue:
Automotive OEM	$459	$455	$894	$912
Food Equipment	313	309	597	602
Test & Measurement and Electronics	302	289	584	594
Welding	215	209	429	425
Polymers & Fluids	208	215	413	422
Construction Products	210	236	410	465
Specialty Products	207	206	408	416
Total segments	$1,914	$1,919	$3,735	$3,836
Overhead expenses:
Automotive OEM	$206	$203	$406	$400
Food Equipment	178	178	355	352
Test & Measurement and Electronics	227	230	458	458
Welding	105	104	210	208
Polymers & Fluids	109	111	219	225
Construction Products	118	120	231	236
Specialty Products	100	99	199	199
Total segments	$1,043	$1,045	$2,078	$2,078
Operating income:
Automotive OEM	$180	$157	$331	$319
Food Equipment	189	180	355	344
Test & Measurement and Electronics	157	159	296	322
Welding	159	153	312	309
Polymers & Fluids	121	128	235	239
Construction Products	145	148	275	291
Specialty Products	148	144	283	274
Total segments	1,099	1,069	2,087	2,098
Unallocated	(31)	(15)	(68)	83
Operating Income	1,068	1,054	2,019	2,181
Interest expense	(74)	(75)	(142)	(146)
Other income (expense)	4	26	16	42
Income Before Taxes	$998	$1,005	$1,893	$2,077

Unallocated for the three and six months ended June 30, 2025 included higher health and welfare expenses and insurance-related expenses as compared to the prior year. Unallocated for the six months ended June 30, 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million. Refer to Note 1. Significant Accounting Policies for additional information regarding this change in accounting method.

Segment depreciation and amortization and impairment of intangible assets for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Automotive OEM	$34	$32	$66	$63
Food Equipment	10	11	20	22
Test & Measurement and Electronics	18	21	36	41
Welding	9	7	17	15
Polymers & Fluids	11	11	21	21
Construction Products	8	8	16	15
Specialty Products	9	9	18	19
Total	$99	$99	$194	$196

Asset and capital expenditure information by segment is not regularly provided to or reviewed by the CODM and is therefore not disclosed.

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

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $37 million as of June 30, 2025. The revenue for these four subsidiaries for the three and six months ended June 30, 2025 was approximately $7 million and $12 million, respectively. These subsidiaries are not material to the Company’s results of operations or financial position.

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

On April 2, 2025, the United States government announced additional tariffs on goods imported to the U.S. from numerous countries. In response, certain countries retaliated with additional counter-tariffs or are working to negotiate with the U.S government regarding tariffs. Tariffs on goods from many countries were subsequently paused and are currently expected to be effective August 1, 2025. The Company believes it is well positioned to minimize the impact of these tariffs because its businesses generally manufacture products in the markets where they are sold and the Company expects to recover the increased cost of tariffs through price increases. However, current tariff policies have introduced additional uncertainty and may negatively impact overall demand from the Company's customers. The Company continues to assess the impact of the tariffs and actions that can be taken to moderate and/or minimize their effects on the Company.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted in the United States. The provisions of the Act extend and modify certain provisions of the 2017 Tax Cuts and Jobs Act. While the provisions of the Act are not expected to have a material impact on the Company's operating results, financial position or cash flows for the twelve months ending December 31, 2025, the Company is assessing the potential impact of the Act on future periods.

In an uncertain external environment, the Company delivered solid financial results in the second quarter and year-to-date periods of 2025 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for the second quarter and year-to-date periods of 2025 compared to 2024.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2025	2024	2025	2024
Operating Revenue	$4,053	$4,027	$7,892	$8,000
Cost of revenue	$2,271	$2,262	$4,432	$4,407
Percent of operating revenue	56.0%	56.2%	56.2%	55.1%
Selling, administrative, and research and development expenses	$693	$686	$1,399	$1,362
Percent of operating revenue	17.1%	17.0%	17.7%	17.0%
Amortization and impairment of intangible assets	$21	$25	$42	$50
Percent of operating revenue	0.5%	0.6%	0.5%	0.6%

Cost of revenue was $2.27 billion and $2.26 billion in the second quarter of 2025 and 2024, respectively, an increase of 0.4%, primarily due to higher revenue. Cost of revenue as a percent of operating revenue was lower in the second quarter of 2025 compared to 2024 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses. In the year-to-date period, Cost of revenue was $4.43 billion and $4.41 billion in 2025 and 2024, respectively, an increase of 0.6%. Excluding the first quarter 2024 LIFO accounting method change of $117 million, Cost of revenue decreased 2.0% in 2025 compared to 2024 primarily due to lower revenue and the effect of foreign currency translation. Cost of revenue, excluding the first quarter 2024 LIFO accounting method change, as a percent of operating revenue was lower in the year-to-date period of 2025 compared to 2024 primarily due to benefits from the Company's enterprise initiatives, partially offset by unfavorable operating leverage.

Selling, administrative, and research and development expenses were $693 million and $686 million in the second quarter of 2025 and 2024, respectively, and $1.40 billion and $1.36 billion in the year-to-date period of 2025 and 2024, respectively. Selling, administrative, and research and development expenses as a percent of operating revenue were higher in the second quarter and year-to-date periods of 2025 compared to the respective 2024 periods primarily due to higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

Amortization and impairment of intangible assets was lower in the second quarter and year-to-date periods of 2025 compared to 2024 primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operation by Segment" sections for additional discussion of operating results for the second quarter and year-to-date periods of 2025 compared to 2024.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,053	$4,027	0.7%	(0.4)%	—%	—%	1.1%	0.7%
Operating income	$1,068	$1,054	1.2%	(1.0)%	—%	1.3%	0.9%	1.2%
Operating margin %	26.3%	26.2%	10 bps	(20) bps	—	30 bps	—	10 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$7,892	$8,000	(1.3)%	(1.0)%	—%	—%	(0.3)%	(1.3)%
Operating income	$2,019	$2,181	(7.4)%	(7.1)%	(0.1)%	0.1%	(0.3)%	(7.4)%
Operating margin %	25.6%	27.3%	(170) bps	(170) bps	—	—	—	(170) bps

•Operating revenue increased in the second quarter due to the favorable effect of foreign currency translation, partially offset by lower organic revenue. In the year-to-date period, operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 0.4% in the second quarter and 1.0% in the year-to-date period as a decline in the Construction Products, Polymers and Fluids and Test & Measurement and Electronics segments was partially offset by growth in the Automotive OEM, Welding, Food Equipment and Specialty Products segments. Product line simplification activities reduced organic revenue by 70 basis points and 60 basis points in the second quarter and year-to-date periods, respectively.
◦North American organic revenue decreased 1.8% in the second quarter and declined 2.5% in the year-to-date period as a decline in the Automotive OEM, Test & Measurement and Electronics, Construction Products and Polymers & Fluids segments was partially offset by growth in the Food Equipment and Specialty Products segments. Organic revenue for the Welding segment grew 1.2% in the second quarter and declined 0.6% in the year-to-date period.
◦Europe, Middle East and Africa organic revenue declined 2.6% in the second quarter as a decrease in four segments was partially offset by growth in the Automotive OEM, Welding and Specialty Products segments. In the year-to-date period, organic revenue decreased 2.8% as a decline in six segments was partially offset by an increase in the Welding segment.
◦Asia Pacific organic revenue increased 9.0% in the second quarter and grew 7.9% in the year-to-date period primarily due to growth in the Automotive OEM segment. Organic revenue in China grew 14.9% in the second quarter and increased 13.4% in the year-to-date period as growth in the Automotive OEM, Test & Measurement and Electronics, Welding and Polymers and Fluids segments was partially offset by a decrease in the Food Equipment and Construction Products segments. Organic revenue for the Specialty Products segment decreased 14.2% in the second quarter and grew 8.3% in the year-to-date period.
•Operating income of $1.1 billion increased 1.2% in the second quarter compared to the prior year. In the year-to-date period, operating income of $2.0 billion declined 7.4%, or declined 2.2% excluding the $117 million favorable impact of the first quarter 2024 LIFO accounting method change discussed previously.
•Operating margin was 26.3% in the second quarter. The increase of 10 basis points was primarily due to benefits from the Company's enterprise initiatives of 130 basis points and lower restructuring expenses, partially offset by higher employee-related expenses, including higher health and welfare expenses.
•In the year-to-date period, operating margin of 25.6% decreased 170 basis points. Excluding the 150 basis points of favorable impact from the first quarter 2024 LIFO accounting method change, operating margin decreased 20 basis points compared to the prior year primarily driven by higher employee-related expenses, including higher health and welfare expenses, and unfavorable operating leverage of 20 basis points, partially offset by benefits from the Company's enterprise initiatives of 120 basis points.
•The Company's effective tax rate for the second quarter of 2025 and 2024 was 24.4% in both periods, respectively, and 23.1% and 24.0% for the year-to-date periods of 2025 and 2024, respectively. The effective tax rates for 2025 and 2024 included discrete tax benefits related to excess tax benefits from stock-based compensation of $1 million for both the second quarter of 2025 and 2024 and $5 million and $10 million for the year-to-date period of 2025 and 2024, respectively. Additionally, the effective tax rate for the year-to-date period of 2025 included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards.
•Diluted earnings per share (EPS) of $2.58 for the second quarter of 2025 increased 1.6%. In the year-to-date period, EPS of $4.95 decreased 6.1%, or decreased 0.6% excluding the favorable effect of the first quarter 2024 LIFO accounting method change of $0.29.
•The Company repurchased approximately 1.5 million and 3.0 million shares of its common stock in the second quarter and year-to-date periods of 2025, respectively, for approximately $375 million and $750 million, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2025	2024	2025	2024	2025	2024	2025	2024
Automotive OEM	$845	$815	$180	$157	$1,631	$1,631	$331	$319
Food Equipment	680	667	189	180	1,307	1,298	355	344
Test & Measurement and Electronics	686	678	157	159	1,338	1,374	296	322
Welding	479	466	159	153	951	942	312	309
Polymers & Fluids	438	454	121	128	867	886	235	239
Construction Products	473	504	145	148	916	992	275	291
Specialty Products	455	449	148	144	890	889	283	274
Total segments	4,056	4,033	1,099	1,069	7,900	8,012	2,087	2,098
Intersegment revenue	(3)	(6)	—	—	(8)	(12)	—	—
Unallocated	—	—	(31)	(15)	—	—	(68)	83
Total	$4,053	$4,027	$1,068	$1,054	$7,892	$8,000	$2,019	$2,181

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in the three and six months ended June 30, 2025 included higher employee-related expenses, including higher health and welfare expenses, as compared to the prior year. Unallocated in the six months ended June 30, 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies in Item 1. Financial Statements for additional information regarding this change in accounting method.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$845	$815	3.8%	2.4%	—%	—%	1.4%	3.8%
Operating income	$180	$157	14.1%	10.4%	—%	1.9%	1.8%	14.1%
Operating margin %	21.3%	19.4%	190 bps	150 bps	—	40 bps	—	190 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,631	$1,631	0.1%	0.6%	—%	—%	(0.5)%	0.1%
Operating income	$331	$319	3.8%	5.2%	—%	(1.0)%	(0.4)%	3.8%
Operating margin %	20.3%	19.6%	70 bps	90 bps	—	(20) bps	—	70 bps

•Operating revenue increased in the second quarter due to higher organic revenue and the favorable effect of foreign currency translation. In the year-to-date period, operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 2.4% in the second quarter and grew 0.6% in the year-to-date period compared to worldwide auto builds which grew 3% in the second quarter and year-to-date periods. Product line simplification activities reduced organic revenue by 140 basis points in the second quarter and 120 basis points in the year-to-date period.
◦North American organic revenue decreased 6.7% and 6.1% in the second quarter and year-to-date periods, respectively, compared to North American auto builds which decreased 3% in the second quarter and declined 4% in the year-to-date period, primarily due to product line simplification activities. Auto builds for the Detroit 3, where the Company has higher content, declined 6% in the second quarter and decreased 8% in the year-to-date period.
◦European organic revenue grew 1.0% in the second quarter and decreased 2.8% in the year-to-date period compared to European auto builds which decreased 2% in the second quarter and declined 3% in the year-to-date period. The business outperformed the market primarily due to market penetration gains.
◦Asia Pacific organic revenue increased 17.0% and 14.6% in the second quarter and year-to-date periods, respectively. China organic revenue grew 21.6% and increased 17.9% in the second quarter and year-to-date periods, respectively, including growth in the electric vehicles market, versus China auto builds which grew 9% in the second quarter and increased 12% in the year-to-date period. The business outperformed the market primarily due to market penetration gains.
•Operating margin was 21.3% in the second quarter. The increase of 190 basis points was primarily due to benefits from the Company's enterprise initiatives, favorable operating leverage of 40 basis points, lower restructuring expenses of 40 basis points and favorable price/cost of 20 basis points, partially offset by higher employee-related expenses and continued investment in the business.
•In the year-to-date period, operating margin of 20.3% increased 70 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 20 basis points, partially offset by higher employee-related expenses and continued investment in the business.

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

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$680	$667	2.1%	0.8%	—%	—%	1.3%	2.1%
Operating income	$189	$180	4.6%	3.0%	—%	0.4%	1.2%	4.6%
Operating margin %	27.7%	27.1%	60 bps	50 bps	—	10 bps	—	60 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,307	$1,298	0.7%	1.0%	—%	—%	(0.3)%	0.7%
Operating income	$355	$344	3.1%	2.9%	—%	0.3%	(0.1)%	3.1%
Operating margin %	27.1%	26.5%	60 bps	50 bps	—	10 bps	—	60 bps

•Operating revenue increased in the second quarter due to the favorable effect of foreign currency translation and higher organic revenue. In the year-to-date period, operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 0.8% in the second quarter as equipment organic revenue decreased 0.1% and service organic revenue grew 2.5%. In the year-to-date period, organic revenue grew 1.0% as equipment organic revenue declined 0.1% and service organic revenue increased 2.9%.
◦North American organic revenue increased 4.5% in the second quarter. Equipment organic revenue increased 3.8% primarily due to higher demand in the institutional, independent restaurant, quick serve restaurant and food retail end markets. Service organic revenue grew 5.7%. In the year-to-date period, North American organic revenue grew 2.7%. Equipment organic revenue grew 1.5% primarily due to higher demand in the institutional end market, partially offset by a decline in the full service and food retail end markets. Service organic revenue increased 4.7%.
◦International organic revenue declined 4.7% in the second quarter. Equipment organic revenue decreased 6.0% primarily due to lower demand in the European cooking, warewash and refrigeration end markets and lower demand in Asia. Service organic revenue declined 2.4%. In the year-to-date period, international organic revenue decreased 1.6%. Equipment organic revenue declined 2.4% primarily driven by lower demand in the European cooking and refrigeration end markets and lower demand in Asia, partially offset by higher demand in the European warewash end market. Service organic revenue decreased 0.2%.
•Operating margin was 27.7% in the second quarter. The increase of 60 basis points was primarily due to benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses and additional investment in the business.
•In the year-to-date period, operating margin of 27.1% increased 60 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable operating leverage of 20 basis points, partially offset by higher employee-related expenses and additional investment in the business.

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$686	$678	1.2%	(0.7)%	—%	—%	1.9%	1.2%
Operating income	$157	$159	(1.8)%	(3.6)%	—%	0.4%	1.4%	(1.8)%
Operating margin %	22.8%	23.5%	(70) bps	(70) bps	—	10 bps	(10) bps	(70) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,338	$1,374	(2.6)%	(3.1)%	0.1%	—%	0.4%	(2.6)%
Operating income	$296	$322	(8.3)%	(6.9)%	(0.6)%	(1.0)%	0.2%	(8.3)%
Operating margin %	22.1%	23.4%	(130) bps	(90) bps	(20) bps	(20) bps	—	(130) bps

•Operating revenue increased in the second quarter due to the favorable effect of foreign currency translation, partially offset by lower organic revenue. In the year-to-date period, operating revenue declined primarily due to lower organic revenue, partially offset by the favorable effect of foreign currency translation.
•On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. Refer to Note 2. Acquisitions in Item 1. Financial Statements for additional information regarding this acquisition.
•Organic revenue decreased 0.7% and 3.1% in the second quarter and year-to-date periods, respectively, primarily due to lower demand in the MTS Test & Simulation business and in the general industrial end market, partially offset by higher demand in the semiconductor end market.
◦Organic revenue for the test and measurement businesses decreased 3.1% in the second quarter and declined 6.2% in the year-to-date period primarily driven by a decline in the MTS Test & Simulation business, partially offset by higher demand in the semiconductor end market, primarily in Asia Pacific and North America. The MTS Test & Simulation business had a challenging comparison to the prior year which had 5.2% and 14.0% growth in the second quarter and year-to-date periods of 2024, respectively.
◦Electronics organic revenue increased 4.0% in the second quarter and grew 3.4% in the year-to-date period primarily due to higher demand in Asia Pacific, primarily in the semiconductor end market. The electronics assembly businesses declined 0.1% in the second quarter and 0.7% in the year-to-date period primarily due to lower demand in North America, partially offset by higher demand in Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 5.5% and 4.8% in the second quarter and year-to-date periods, respectively, due to higher demand in Asia Pacific and North America.
•Operating margin was 22.8% in the second quarter. The decrease of 70 basis points was primarily due to higher employee-related expenses, product mix, unfavorable price/cost of 30 basis points and the unfavorable operating leverage of 20 basis points, partially offset by benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.
•In the year-to-date period, operating margin of 22.1% decreased 130 basis points primarily driven by unfavorable operating leverage of 80 basis points, higher employee-related expenses, product mix, higher restructuring expenses of 20 basis points and the dilutive impact from an acquisition, partially offset by benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and construction, energy, MRO, industrial capital goods and automotive original equipment manufacturers and tiers markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$479	$466	2.9%	2.8%	—%	—%	0.1%	2.9%
Operating income	$159	$153	3.8%	3.2%	—%	0.7%	(0.1)%	3.8%
Operating margin %	33.1%	32.9%	20 bps	10 bps	—	10 bps	—	20 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$951	$942	1.0%	1.4%	—%	—%	(0.4)%	1.0%
Operating income	$312	$309	1.2%	1.0%	—%	0.6%	(0.4)%	1.2%
Operating margin %	32.8%	32.8%	—	(20) bps	—	20 bps	—	—

•Operating revenue grew in the second quarter due to higher organic revenue and the favorable effect of foreign currency translation. In the year-to-date period, operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 2.8% in the second quarter as equipment increased 3.9% and consumables grew 1.1%. In the year-to-date period, organic revenue grew 1.4% as equipment grew 2.6%, partially offset by a decrease in consumables of 0.5%.
◦North American organic revenue increased 1.2% in the second quarter as the industrial end market grew 1.4%, partially offset by a decrease of 0.4% in the commercial end market. In the year-to-date period, organic revenue declined 0.6% as the commercial end market declined 3.1%, partially offset by an increase of 0.4%, in the industrial end market.
◦International organic revenue grew 11.1% in the second quarter and increased 12.4% in the year-to-date period primarily due to higher demand in Asia Pacific and the Middle East.
•Operating margin was 33.1% in the second quarter. The increase of 20 basis points was primarily due to benefits from the Company's enterprise initiatives, favorable operating leverage of 40 basis points and favorable price/cost of 20 basis points, partially offset by higher employee-related expenses.
•In the year-to-date period, operating margin of 32.8% was flat compared to the prior year primarily due to higher employee-related expenses offset by benefits from the Company's enterprise initiatives, favorable price/cost of 20 basis points, favorable operating leverage of 20 basis points and lower restructuring expenses of 20 basis points.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$438	$454	(3.4)%	(3.7)%	—%	—%	0.3%	(3.4)%
Operating income	$121	$128	(4.9)%	(5.4)%	—%	0.5%	—%	(4.9)%
Operating margin %	27.7%	28.2%	(50) bps	(50) bps	—	10 bps	(10) bps	(50) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$867	$886	(2.1)%	(1.1)%	—%	—%	(1.0)%	(2.1)%
Operating income	$235	$239	(1.7)%	(0.6)%	—%	0.2%	(1.3)%	(1.7)%
Operating margin %	27.1%	27.0%	10 bps	10 bps	—	10 bps	(10) bps	10 bps

•Operating revenue decreased in the second quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 3.7% in the second quarter and declined 1.1% in the year-to-date period. Product line simplification activities reduced organic revenue by 90 basis points and 60 basis points in the second quarter and year-to-date periods, respectively.
◦Organic revenue for the polymers businesses decreased 5.3% in the second quarter due to lower demand in North America and Europe, partially offset by an increase in South America and Asia Pacific. In the year-to-date period, organic revenue was flat as an increase in South America and Asia Pacific was offset by a decrease in North America and Europe.
◦Organic revenue for the fluids businesses declined 2.9% in the second quarter primarily driven by lower demand in North America and Europe. In the year-to-date period, organic revenue decreased 1.3% primarily due to lower demand in North America, partially offset by growth in Europe, primarily due to higher demand in the hygiene end market.
◦Organic revenue for the automotive aftermarket businesses decreased 3.1% in the second quarter and declined 1.5% in the year-to-date period primarily due to lower demand in the North American body and tire repair businesses and a decline in Europe, partially offset by higher demand in the car care business in North America.
•Operating margin was 27.7% in the second quarter. The decrease of 50 basis points was primarily due to unfavorable operating leverage of 80 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

•In the year-to-date period, operating margin of 27.1% increased 10 basis points primarily driven by benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses and unfavorable operating leverage of 20 basis points.

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

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$473	$504	(6.1)%	(6.9)%	—%	—%	0.8%	(6.1)%
Operating income	$145	$148	(1.3)%	(6.4)%	—%	4.4%	0.7%	(1.3)%
Operating margin %	30.8%	29.4%	140 bps	10 bps	—	140 bps	(10) bps	140 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$916	$992	(7.6)%	(7.2)%	—%	—%	(0.4)%	(7.6)%
Operating income	$275	$291	(5.5)%	(7.2)%	—%	2.0%	(0.3)%	(5.5)%
Operating margin %	30.0%	29.4%	60 bps	—	—	60 bps	—	60 bps

•Operating revenue decreased in the second quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 6.9% in the second quarter and declined 7.2% in the year-to-date period due to lower demand across all major regions. Product line simplification activities reduced organic revenue by 120 basis points in the second quarter and 90 basis points in the year-to-date period.
◦North American organic revenue decreased 6.5% in the second quarter and declined 8.1% in the year-to-date period primarily due to lower demand in the residential and commercial end markets. Organic revenue in the United States residential end market declined 8.1% and 9.9% in the second quarter and year-to-date periods, respectively. The commercial end market decreased 1.9% in the second quarter and declined 0.1% in the year-to-date period. Organic revenue in Canada grew 7.4% in the second quarter and increased 1.8% in the year-to-date period.
◦International organic revenue decreased 7.4% in the second quarter and declined 6.1% in the year-to-date period. European organic revenue declined 5.1% in the second quarter and decreased 3.5% in the year-to-date period primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue decreased 10.1% in the second quarter and declined 9.3% in the year-to-date period primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin was 30.8% in the second quarter. The increase of 140 basis points was primarily due to benefits from the Company's enterprise initiatives and lower restructuring expenses of 140 basis points, partially offset by unfavorable operating leverage of 150 basis points, unfavorable price/cost of 100 basis points and higher employee-related expenses.
•In the year-to-date period, operating margin of 30.0% increased 60 basis points primarily driven by benefits from the Company's enterprise initiatives and lower restructuring expenses of 60 basis points, partially offset by unfavorable operating leverage of 150 basis points, higher employee-related expenses and unfavorable price/cost of 30 basis points.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$455	$449	1.1%	0.3%	—%	—%	0.8%	1.1%
Operating income	$148	$144	3.4%	1.6%	—%	1.2%	0.6%	3.4%
Operating margin %	32.6%	31.9%	70 bps	40 bps	—	30 bps	—	70 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$890	$889	0.1%	0.6%	—%	—%	(0.5)%	0.1%
Operating income	$283	$274	3.3%	3.9%	—%	0.1%	(0.7)%	3.3%
Operating margin %	31.8%	30.8%	100 bps	100 bps	—	—	—	100 bps

•Operating revenue increased in the second quarter due to the favorable effect of foreign currency translation and higher organic revenue. In the year-to-date period, operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 0.3% in the second quarter as equipment sales grew 7.5% and consumables decreased 1.7%. In the year-to-date period, organic revenue grew 0.6% as equipment sales increased 2.0% and consumables grew 0.2%. Product line simplification activities reduced organic revenue by 120 basis points in both the second quarter and year-to-date periods.
◦North American organic revenue increased 1.2% in the second quarter primarily driven by growth in the consumer packaging and specialty films businesses, partially offset by a decline in the strength films business. In the year-to-date period, organic revenue grew 1.6% primarily due to growth in the specialty films, consumer packaging and ground support equipment businesses, partially offset by a decline in the filter medical and strength films businesses.
◦International organic revenue declined 1.1% in the second quarter primarily due to a decline in Asia Pacific, primarily in the appliance business, partially offset by growth in the European consumer packaging equipment businesses. In the year-to-date period, organic revenue decreased 1.2% primarily driven by a decline in Europe, primarily in the appliance and consumer packaging businesses, partially offset by growth in the ground support equipment business and growth in Asia Pacific.
•Operating margin was 32.6% in the second quarter. The increase of 70 basis points was primarily due to benefits from the Company's enterprise initiatives, favorable price/cost of 30 basis points and lower restructuring expenses of 30 basis points, partially offset by higher employee-related expenses and product mix.
•In the year-to-date period, operating margin of 31.8% increased 100 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable price/cost of 30 basis points, partially offset by higher employee-related expenses and product mix.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $74 million and $142 million in the second quarter and year-to-date periods of 2025, respectively, versus $75 million and $146 million in 2024, respectively. Refer to Note 8. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $4 million in the second quarter of 2025 and $16 million in the year-to-date period, a decrease of $22 million compared to the second quarter of 2024 and a decrease of $26 million in the year-to-date period primarily due to foreign currency transaction losses in 2025 versus foreign currency transaction gains in 2024.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies in Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of June 30, 2025, the Company had $788 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Net cash provided by operating activities	$550	$687	$1,142	$1,276
Additions to plant and equipment	(101)	(116)	(197)	(211)
Free cash flow	$449	$571	$945	$1,065

Cash dividends paid	$(439)	$(418)	$(880)	$(837)
Repurchases of common stock	(375)	(375)	(750)	(750)
Acquisition of businesses (excluding cash and equivalents)	(1)	(58)	1	(115)
Net proceeds from (repayments of) debt with original maturities of three months or less	262	(818)	464	134
Proceeds from debt with original maturities of more than three months	—	1,606	—	1,606
Repayments of debt with original maturities of more than three months	—	(595)	—	(1,295)
Other, net	(1)	4	27	22
Effect of exchange rate changes on cash and equivalents	20	(14)	33	(33)
Net increase (decrease) in cash and equivalents	$(85)	$(97)	$(160)	$(203)

Stock Repurchase Programs

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share in the fourth quarter of 2023, approximately 1.4 million shares of its common stock at an average price of $259.07 per share in the first quarter of 2024, approximately 1.6 million shares of its common stock at an average price of $247.42 in the second quarter of 2024, approximately 1.5 million shares of its common stock at an average price of $244.88 in the third quarter of 2024, approximately 1.4 million shares of its common stock at an average price of $265.95 in the fourth quarter of 2024, approximately 1.5 million shares of its common stock at an average price of $257.14 in the first quarter of 2025, and approximately 1.5 million shares of its common stock at an average price of $241.19 in the second quarter of 2025. As of June 30, 2025, there were approximately $2.7 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the discrete tax benefit of $21 million in the first quarter of 2025 from net income and the effective tax rate for the six months ended June 30, 2025. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the second quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2025	2024	2025	2024
Numerator:
Net Income	$755	$759	$1,455	$1,578
Discrete tax benefit related to the first quarter 2025	—	—	(21)	—
Interest expense, net of tax (1)	56	57	108	111
Other (income) expense, net of tax (1)	(3)	(20)	(12)	(32)
Operating income after taxes	$808	$796	$1,530	$1,657

Denominator:
Invested capital:
Cash and equivalents	$788	$862	$788	$862
Trade receivables	3,320	3,250	3,320	3,250
Inventories	1,710	1,819	1,710	1,819
Net plant and equipment	2,177	2,011	2,177	2,011
Goodwill and intangible assets	5,596	5,551	5,596	5,551
Accounts payable and accrued expenses	(2,157)	(2,191)	(2,157)	(2,191)
Debt	(8,937)	(8,473)	(8,937)	(8,473)
Other, net	714	133	714	133
Total net assets (stockholders' equity)	3,211	2,962	3,211	2,962
Cash and equivalents	(788)	(862)	(788)	(862)
Debt	8,937	8,473	8,937	8,473
Total invested capital	$11,360	$10,573	$11,360	$10,573

Average invested capital (2)	$10,996	$10,480	$10,741	$10,357

Net income to average invested capital (3)	27.4%	29.0%	27.1%	30.5%
After-tax return on average invested capital (3)	29.4%	30.4%	28.5%	32.0%

(1)    Effective tax rate used for interest expense and other (income) expense for the three months ended June 30, 2025 and 2024 was 24.4% in both periods. Effective tax rate used for interest expense and other (income) expense for the six months ended June 30, 2025 and 2024 was 24.2% and 24.0%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

(3)    Returns for the three months ended June 30, 2025 and 2024 were converted to an annual rate by multiplying the calculated return by 4. Returns for the six months ended June 30, 2025 and 2024 were converted to an annual rate by multiplying the calculated return by 2.

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

A reconciliation of the tax rate for the six month period ended June 30, 2025, excluding the first quarter 2025 discrete tax benefit of $21 million related to the reversal of a valuation allowance on net operating loss carryforwards, is as follows:

	Six Months Ended
	June 30, 2025
Dollars in millions	Income Taxes	Tax Rate
As reported	$438	23.1%
Discrete tax benefit related to the first quarter 2025	21	1.1%
As adjusted	$459	24.2%

Refer to Note 4. Income Taxes in Item 1. Financial Statements for additional information regarding the discrete tax benefit related to the first quarter 2025.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2025 and December 31, 2024 is summarized as follows:

In millions	June 30, 2025	December 31, 2024	Increase/ (Decrease)
Current assets:
Cash and equivalents	$788	$948	$(160)
Trade receivables	3,320	2,991	329
Inventories	1,710	1,605	105
Prepaid expenses and other current assets	416	312	104
Total current assets	6,234	5,856	378
Current liabilities:
Short-term debt	1,242	1,555	(313)
Accounts payable and accrued expenses	2,157	2,095	62
Other	533	658	(125)
Total current liabilities	3,932	4,308	(376)
Net working capital	$2,302	$1,548	$754

As of June 30, 2025, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of June 30, 2025 and December 31, 2024 was as follows:

In millions	June 30, 2025	December 31, 2024
Short-term debt	$1,242	$1,555
Long-term debt	7,695	6,308
Total debt	$8,937	$7,863

Short-term debt included commercial paper of $1.2 billion and $778 million as of June 30, 2025 and December 31, 2024, respectively. The weighted-average interest rate on commercial paper as of June 30, 2025 and December 31, 2024 was 4.35% and 4.56%, respectively.

As of December 31, 2024, Short-term debt also included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement"). On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of June 30, 2025, the Company had $884 million outstanding under the Euro Credit Agreement with an interest rate of 2.71%, which was included in Long-term debt.

On May 17, 2024, the Company issued €650 million of 3.25% Euro notes due May 17, 2028 at 99.525% of face value and €850 million of 3.375% Euro notes due May 17, 2032 at 99.072% of face value. Proceeds from the issuance were used for general corporate purposes, including the repayment of a portion of the indebtedness under the commercial paper program and repayment of €550 million of the term loans under the Euro Credit Agreement.

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of June 30, 2025 or December 31, 2024.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended June 30, 2025 and December 31, 2024 was as follows:

Dollars in millions	June 30, 2025	December 31, 2024
Total debt	$8,937	$7,863

Net income	$3,365	$3,488
Add:
Interest expense	279	283
Other (income) expense	(415)	(441)
Income taxes	873	934
Depreciation	307	301
Amortization and impairment of intangible assets	93	101
EBITDA	$4,502	$4,666
Total debt to EBITDA ratio	2.0	1.7

Stockholders' Equity

The changes to stockholders' equity during the six months ended 2025 were as follows:

In millions
Total stockholders' equity, December 31, 2024	$3,317
Net income	1,455
Repurchases of common stock	(750)
Dividends declared	(877)
Other comprehensive income (loss)	9
Other, net	57
Total stockholders' equity, June 30, 2025	$3,211

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of global supply chain challenges, the current and expected impact of U.S. trade policy, including tariffs and related retaliatory countermeasures, the expected impact of the One Big Beautiful Bill Act, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, the Company's enterprise initiatives, the Company's portion of future benefit payments related to pension and postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of interest rate changes, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, such as the Russia and Ukraine conflict or U.S.-China trade relations and the impact of related economic and other sanctions, (3) the unfavorable impact of foreign currency fluctuations, (4) the Company's enterprise strategy initiatives may not have the desired impact on organic revenue growth, (5) market conditions and cost and availability of financing to fund the Company's share repurchases, (6) a delay or decrease in the introduction of new products into the Company's product lines, (7) any failure to protect the Company's intellectual property, (8) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (9) raw material price increases and supply shortages or delays, (10) financial market risks to the Company's obligations under its defined benefit pension plans, (11) negative effects of service interruptions, data corruption, cyber-based attacks, security breaches of our technology networks and systems or those of our vendors and third-party service providers, or violations of data privacy laws, (12) the potential negative impact of acquisitions on the Company's profitability and returns, (13) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (14) impact of tax legislation and regulatory action and changing tax rates, (15) potential adverse outcomes in legal proceedings or enforcement actions, (16) uncertainties related to environmental regulation and the physical risks of climate change, (17) potential failure of the Company's employees, agents or business partners to comply with anti-bribery, competition, import/export, trade sanctions, data privacy, human rights and other laws, (18) public health crises and related government actions, and (19) increases in inflation or interest rates and the possibility of economic recession. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2025. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2025, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2025 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of June 30, 2025, there were approximately $2.7 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity for the second quarter of 2025 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
April 2025	0.6	$234.10	0.6	$2,984
May 2025	0.5	$245.35	0.5	$2,853
June 2025	0.4	$245.01	0.4	$2,740
Total	1.5		1.5

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	July 31, 2025	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)