Form 10-Q
period 2025-09-30
ILLINOIS TOOL WORKS INC
filed 2025-10-24
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at September 30, 2025: 290.1 million

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2025	2024	2025	2024
Operating Revenue	$4,059	$3,966	$11,951	$11,966
Cost of revenue	2,253	2,230	6,685	6,637
Selling, administrative, and research and development expenses	676	658	2,075	2,020
Amortization and impairment of intangible assets	18	26	60	76
Operating Income	1,112	1,052	3,131	3,233
Interest expense	(75)	(69)	(217)	(215)
Other income (expense)	12	379	28	421
Income Before Taxes	1,049	1,362	2,942	3,439
Income Taxes	228	202	666	701
Net Income	$821	$1,160	$2,276	$2,738

Net Income Per Share:
Basic	$2.82	$3.92	$7.79	$9.20
Diluted	$2.81	$3.91	$7.77	$9.17

Shares of Common Stock Outstanding During the Period:
Average	290.8	296.1	292.2	297.6
Average assuming dilution	291.7	297.0	293.0	298.5

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Net Income	$821	$1,160	$2,276	$2,738

Foreign currency translation adjustments, net of tax	(8)	73	2	(20)
Pension and other postretirement benefit adjustments, net of tax	—	3	(1)	5
Other comprehensive income (loss)	(8)	76	1	(15)

Comprehensive Income	$813	$1,236	$2,277	$2,723

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and equivalents	$924	$948
Trade receivables	3,255	2,991
Inventories	1,725	1,605
Prepaid expenses and other current assets	416	312
Total current assets	6,320	5,856

Net plant and equipment	2,203	2,036
Goodwill	5,028	4,839
Intangible assets	540	592
Deferred income taxes	573	369
Other assets	1,471	1,375
	$16,135	$15,067

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$1,267	$1,555
Accounts payable	608	519
Accrued expenses	1,567	1,576
Cash dividends payable	467	441
Income taxes payable	223	217
Total current liabilities	4,132	4,308

Noncurrent Liabilities:
Long-term debt	7,675	6,308
Deferred income taxes	149	119
Other liabilities	970	1,015
Total noncurrent liabilities	8,794	7,442

Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2025 and 2024 Outstanding- 290.1 shares in 2025 and 294.0 shares in 2024	6	6
Additional paid-in-capital	1,751	1,669
Retained earnings	29,825	28,893
Common stock held in treasury	(26,498)	(25,375)
Accumulated other comprehensive income (loss)	(1,876)	(1,877)
Noncontrolling interest	1	1
Total stockholders' equity	3,209	3,317
	$16,135	$15,067

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended September 30, 2025
Balance at June 30, 2025	$6	$1,725	$29,471	$(26,124)	$(1,868)	$1	$3,211
Net income	—	—	821	—	—	—	821
Common stock issued for stock-based compensation	—	9	—	5	—	—	14
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(4)	—	—	(4)
Dividends declared ($1.61 per share)	—	—	(467)	—	—	—	(467)
Other comprehensive income (loss)	—	—	—	—	(8)	—	(8)
Balance at September 30, 2025	$6	$1,751	$29,825	$(26,498)	$(1,876)	$1	$3,209

Three Months Ended September 30, 2024
Balance at June 30, 2024	$6	$1,636	$27,866	$(24,622)	$(1,925)	$1	$2,962
Net income	—	—	1,160	—	—	—	1,160
Common stock issued for stock-based compensation	—	1	—	1	—	—	2
Stock-based compensation expense	—	14	—	—	—	—	14
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(4)	—	—	(4)
Dividends declared ($1.50 per share)	—	—	(443)	—	—	—	(443)
Other comprehensive income (loss)	—	—	—	—	76	—	76
Balance at September 30, 2024	$6	$1,651	$28,583	$(25,000)	$(1,849)	$1	$3,392

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$6	$1,669	$28,893	$(25,375)	$(1,877)	$1	$3,317
Net income	—	—	2,276	—	—	—	2,276
Common stock issued for stock-based compensation	—	30	—	12	—	—	42
Stock-based compensation expense	—	52	—	—	—	—	52
Repurchases of common stock	—	—	—	(1,125)	—	—	(1,125)
Excise tax on repurchases of common stock	—	—	—	(10)	—	—	(10)
Dividends declared ($4.61 per share)	—	—	(1,344)	—	—	—	(1,344)
Other comprehensive income (loss)	—	—	—	—	1	—	1
Balance at September 30, 2025	$6	$1,751	$29,825	$(26,498)	$(1,876)	$1	$3,209

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$6	$1,588	$27,122	$(23,870)	$(1,834)	$1	$3,013
Net income	—	—	2,738	—	—	—	2,738
Common stock issued for stock-based compensation	—	15	—	5	—	—	20
Stock-based compensation expense	—	48	—	—	—	—	48
Repurchases of common stock	—	—	—	(1,125)	—	—	(1,125)
Excise tax on repurchases of common stock	—	—	—	(10)	—	—	(10)
Dividends declared ($4.30 per share)	—	—	(1,277)	—	—	—	(1,277)
Other comprehensive income (loss)	—	—	—	—	(15)	—	(15)
Balance at September 30, 2024	$6	$1,651	$28,583	$(25,000)	$(1,849)	$1	$3,392

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In millions	2025	2024
Cash Provided by (Used for) Operating Activities:
Net income	$2,276	$2,738
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	234	224
Amortization and impairment of intangible assets	60	76
Change in deferred income taxes	(39)	(166)
Net provision for (recoveries of) uncollectible accounts	4	(2)
(Income) loss from investments	(1)	—
(Gain) loss on sale of plant and equipment	2	(1)
Gain on sale of noncontrolling interest in Wilsonart International Holdings LLC	—	(363)
Stock-based compensation expense	52	48
Cumulative effect of change in inventory accounting method	—	(117)
Other non-cash items, net	5	4
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(135)	(93)
Inventories	(48)	22
Prepaid expenses and other assets	(60)	(29)
Increase (decrease) in-
Accounts payable	60	(29)
Accrued expenses and other liabilities	(91)	(51)
Income taxes	(156)	(94)
Other, net	—	—
Net cash provided by operating activities	2,163	2,167
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	1	(115)
Additions to plant and equipment	(314)	(319)
Proceeds from investments	6	10
Proceeds from sale of plant and equipment	7	10
Proceeds from sale of operations and affiliates	1	—
Proceeds from sale of noncontrolling interest in Wilsonart International Holdings LLC	—	395
Other, net	(1)	(8)
Net cash provided by (used for) investing activities	(300)	(27)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,318)	(1,252)
Issuance of common stock	60	43
Repurchases of common stock	(1,125)	(1,125)
Net proceeds from (repayments of) debt with original maturities of three months or less	489	(199)
Proceeds from debt with original maturities of more than three months	—	1,606
Repayments of debt with original maturities of more than three months	—	(1,295)
Other, net	(32)	(24)
Net cash provided by (used for) financing activities	(1,926)	(2,246)
Effect of Exchange Rate Changes on Cash and Equivalents	39	(12)
Cash and Equivalents:
Increase (decrease) during the period	(24)	(118)
Beginning of period	948	1,065
End of period	$924	$947
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$243	$216
Cash Paid During the Period for Income Taxes, Net of Refunds	$862	$960

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance which expands annual and interim disclosure requirements for reportable segments. The more significant provisions of this new guidance include the requirement to disclose significant segment expenses and certain disclosures made annually under existing guidance are required for interim periods. The Company adopted this new guidance beginning with its annual reporting for the year ended December 31, 2024 and applied the new disclosure requirements retrospectively to all periods presented. The new guidance did not have an impact on the Company’s results of operations, financial position or cash flows for any period. Refer to Note 12. Segment Information for additional information.

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

(3)    Sale of Noncontrolling Interest in Wilsonart International Holdings LLC

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

On August 5, 2024, the Company entered into a purchase agreement with affiliates of CD&R for the sale of the Company’s noncontrolling equity interest in Wilsonart for $398 million. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. Refer to Note 5. Income Taxes for further information.

(4)    Operating Revenue

The Company's 86 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Automotive OEM	$830	$772	$2,461	$2,403
Food Equipment	694	677	2,001	1,975
Test & Measurement and Electronics	698	697	2,036	2,071
Welding	477	462	1,428	1,404
Polymers & Fluids	441	448	1,308	1,334
Construction Products	473	479	1,389	1,471
Specialty Products	452	438	1,342	1,327
Total segments	4,065	3,973	11,965	11,985
Intersegment revenue	(6)	(7)	(14)	(19)
Total operating revenue	$4,059	$3,966	$11,951	$11,966

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

(5)    Income Taxes

The Company's effective tax rate for the three months ended September 30, 2025 and 2024 was 21.8% and 14.9%, respectively, and 22.7% and 20.4% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rates for the three and nine months ended September 30, 2025 benefited from a discrete tax benefit of $43 million related to the estimated U.S. federal tax liability for 2024, partially offset by a $16 million discrete tax expense related primarily to the resolution of a foreign tax audit. The effective tax rate for the nine months ended September 30, 2025 also included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards. The effective tax rates for the three and nine months ended September 30, 2024 benefited from discrete income tax benefits in the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. Refer to Note 3. Sale of Noncontrolling Interest in Wilsonart International Holdings LLC for more information regarding the Wilsonart transaction. The effective tax rates for 2025 and 2024 also included discrete tax benefits related to excess tax benefits from stock-based compensation of $2 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $7 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may increase the amount of the unrecognized tax benefits in future periods. The Company believes it is reasonably possible that within the next twelve months the amount of the Company's unrecognized tax benefits may be decreased by approximately $67 million related predominantly to the potential resolution of federal, state and foreign examinations. The Company has recorded its best estimate of the potential exposure for these issues.

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

(6)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2025	2024	2025	2024
Net Income	$821	$1,160	$2,276	$2,738
Net income per share—Basic:
Weighted-average common shares	290.8	296.1	292.2	297.6
Net income per share—Basic	$2.82	$3.92	$7.79	$9.20
Net income per share—Diluted:
Weighted-average common shares	290.8	296.1	292.2	297.6
Effect of dilutive stock options and restricted stock units	0.9	0.9	0.8	0.9
Weighted-average common shares assuming dilution	291.7	297.0	293.0	298.5
Net income per share—Diluted	$2.81	$3.91	$7.77	$9.17

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.4 million and 0.2 million antidilutive options outstanding for the three months ended September 30, 2025 and 2024, respectively, and 0.4 million and 0.2 million antidilutive options outstanding for the nine months ended September 30, 2025 and 2024, respectively.

(7)    Inventories

Inventories as of September 30, 2025 and December 31, 2024 were as follows:

In millions	September 30, 2025	December 31, 2024
Raw material	$647	$635
Work-in-process	212	193
Finished goods	866	777
Total inventories	$1,725	$1,605

(8)    Goodwill and Intangible Assets

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarters of 2025 and 2024. The assessments resulted in no impairment charges in either 2025 or 2024.

(9)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$8	$9	$1	$1	$24	$27	$3	$3
Interest cost	23	23	6	6	69	69	18	18
Expected return on plan assets	(33)	(34)	(6)	(5)	(97)	(100)	(19)	(16)
Amortization of actuarial loss (gain)	1	1	(3)	(1)	3	5	(7)	(2)
Amortization of prior service cost	1	1	—	—	1	1	—	—
Settlements	—	—	—	—	1	—	—	—
Total net periodic benefit cost (income)	$—	$—	$(2)	$1	$1	$2	$(5)	$3

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $22 million to its pension plans and $31 million to its other postretirement benefit plans in 2025. As of September 30, 2025, contributions of $20 million to pension plans and $21 million to other postretirement benefit plans have been made.

(10)    Debt

Total debt as of September 30, 2025 and December 31, 2024 was as follows:

In millions	September 30, 2025	December 31, 2024
Short-term debt	$1,267	$1,555
Long-term debt	7,675	6,308
Total debt	$8,942	$7,863

Short-term debt included commercial paper of $1.3 billion and $778 million as of September 30, 2025 and December 31, 2024, respectively. The weighted-average interest rate on commercial paper as of September 30, 2025 and December 31, 2024 was 4.17% and 4.56%, respectively.

As of December 31, 2024, Short-term debt also included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement"). On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of September 30, 2025, the Company had $880 million outstanding under the Euro Credit Agreement with an interest rate of 2.73%, which was included in Long-term debt.

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

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of September 30, 2025 or December 31, 2024.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2025 and December 31, 2024 were as follows:

In millions	September 30, 2025	December 31, 2024
Fair value	$7,465	$6,806
Carrying value	7,675	7,085

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(11)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Beginning balance	$(1,868)	$(1,925)	$(1,877)	$(1,834)

Foreign currency translation adjustments during the period	(2)	(6)	(138)	(66)
Foreign currency translation adjustments reclassified to income	—	30	—	30
Income taxes	(6)	49	140	16
Total foreign currency translation adjustments, net of tax	(8)	73	2	(20)

Pension and other postretirement benefit adjustments reclassified to income	(1)	3	(2)	6
Income taxes	1	—	1	(1)
Total pension and other postretirement benefit adjustments, net of tax	—	3	(1)	5

Ending balance	$(1,876)	$(1,849)	$(1,876)	$(1,849)

Foreign currency translation adjustments reclassified to income related primarily to the sale of the noncontrolling interest in Wilsonart in the third quarter of 2024. Pension and other postretirement benefit adjustments reclassified to income related primarily to the amortization of actuarial gains and losses and the sale of the noncontrolling interest in Wilsonart. Refer to Note 3. Sale of Noncontrolling Interest in Wilsonart International Holdings LLC and Note 9. Pension and Other Postretirement Benefits for additional information.

The outstanding balances of the Euro notes issued in May 2014, May 2015, June 2019 and May 2024, and the term loan under the Euro Credit Agreement are designated as hedges of a portion of the Company’s net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a gain of $23 million and a loss of $204 million for the three months ended September 30, 2025 and 2024, respectively, and a loss of $584 million and $65 million for the nine months ended September 30, 2025 and 2024, respectively. The carrying value of the outstanding balance of Euro-denominated debt that was designated as a net investment hedge as of September 30, 2025 and December 31, 2024 was $5.0 billion and $4.4 billion, respectively. Refer to Note 10. Debt for additional information regarding the Company’s outstanding Euro debt.

As of September 30, 2025 and 2024, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.6 billion and $1.5 billion, respectively, and after-tax unrecognized pension and other postretirement benefit costs of $267 million and $322 million, respectively.

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

Segment operating revenue, significant expenses and operating income for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Operating revenue:
Automotive OEM	$830	$772	$2,461	$2,403
Food Equipment	694	677	2,001	1,975
Test & Measurement and Electronics	698	697	2,036	2,071
Welding	477	462	1,428	1,404
Polymers & Fluids	441	448	1,308	1,334
Construction Products	473	479	1,389	1,471
Specialty Products	452	438	1,342	1,327
Total segments	4,065	3,973	11,965	11,985
Intersegment revenue	(6)	(7)	(14)	(19)
Operating Revenue	$4,059	$3,966	$11,951	$11,966
Variable cost of revenue:
Automotive OEM	$450	$431	$1,344	$1,343
Food Equipment	317	310	914	912
Test & Measurement and Electronics	297	291	881	885
Welding	211	210	640	635
Polymers & Fluids	208	219	621	641
Construction Products	210	221	620	686
Specialty Products	205	202	613	618
Total segments	$1,898	$1,884	$5,633	$5,720
Overhead expenses:
Automotive OEM	$198	$191	$604	$591
Food Equipment	175	174	530	526
Test & Measurement and Electronics	224	227	682	685
Welding	110	103	320	311
Polymers & Fluids	107	104	326	329
Construction Products	114	113	345	349
Specialty Products	101	100	300	299
Total segments	$1,029	$1,012	$3,107	$3,090
Operating income:
Automotive OEM	$182	$150	$513	$469
Food Equipment	202	193	557	537
Test & Measurement and Electronics	177	179	473	501
Welding	156	149	468	458
Polymers & Fluids	126	125	361	364
Construction Products	149	145	424	436
Specialty Products	146	136	429	410
Total segments	1,138	1,077	3,225	3,175
Unallocated	(26)	(25)	(94)	58
Operating Income	1,112	1,052	3,131	3,233
Interest expense	(75)	(69)	(217)	(215)
Other income (expense)	12	379	28	421
Income Before Taxes	$1,049	$1,362	$2,942	$3,439

Unallocated for the nine months ended September 30, 2025 included higher health and welfare expenses as compared to the prior year. Unallocated for the nine months ended September 30, 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million. Refer to Note 1. Significant Accounting Policies for additional information regarding this change in accounting method.

Segment depreciation and amortization and impairment of intangible assets for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Automotive OEM	$35	$34	$101	$97
Food Equipment	11	12	31	34
Test & Measurement and Electronics	17	21	53	62
Welding	9	9	26	24
Polymers & Fluids	10	10	31	31
Construction Products	8	9	24	24
Specialty Products	10	9	28	28
Total	$100	$104	$294	$300

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

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with total assets of approximately $36 million as of September 30, 2025. The revenue for these four subsidiaries for the three and nine months ended September 30, 2025 was approximately $5 million and $17 million, respectively. These subsidiaries are not material to the Company’s results of operations or financial position.

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

On April 2, 2025, the United States government announced additional tariffs on goods imported to the U.S. from numerous countries. In response, certain countries retaliated with additional counter-tariffs or are working to negotiate with the U.S government regarding tariffs. Tariffs on goods from many countries became effective on August 1, 2025. The Company believes it is well positioned to minimize the impact of these tariffs because its businesses generally manufacture products in the markets where they are sold and the Company expects to recover the increased cost of tariffs through price increases. However, current tariff policies have introduced additional uncertainty and may negatively impact overall demand from the Company's customers. The Company continues to assess the impact of the tariffs and actions that can be taken to moderate and/or minimize their effects on the Company.

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

In an uncertain external environment, the Company delivered solid financial results in the third quarter and year-to-date periods of 2025 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for the third quarter and year-to-date periods of 2025 compared to 2024.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2025	2024	2025	2024
Operating Revenue	$4,059	$3,966	$11,951	$11,966
Cost of revenue	$2,253	$2,230	$6,685	$6,637
Percent of operating revenue	55.5%	56.2%	55.9%	55.5%
Selling, administrative, and research and development expenses	$676	$658	$2,075	$2,020
Percent of operating revenue	16.6%	16.6%	17.4%	16.9%
Amortization and impairment of intangible assets	$18	$26	$60	$76
Percent of operating revenue	0.5%	0.6%	0.5%	0.6%

Cost of revenue was $2.25 billion and $2.23 billion in the third quarter of 2025 and 2024, respectively, an increase of 1.0%, primarily due to higher revenue. Cost of revenue as a percent of operating revenue was lower in the third quarter of 2025 compared to 2024 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses. In the year-to-date period, Cost of revenue was $6.69 billion and $6.64 billion in 2025 and 2024, respectively, an increase of 0.7%. Excluding the first quarter 2024 LIFO accounting method change of $117 million, Cost of revenue decreased 1.0% in 2025 compared to 2024 primarily due to lower revenue and the effect of foreign currency translation. Cost of revenue, excluding the first quarter 2024 LIFO accounting method change, as a percent of operating revenue was lower in the year-to-date period of 2025 compared to 2024 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses.

Selling, administrative, and research and development expenses were $676 million and $658 million in the third quarter of 2025 and 2024, respectively, and $2.08 billion and $2.02 billion in the year-to-date period of 2025 and 2024, respectively. Selling, administrative, and research and development expenses as a percent of operating revenue were flat in the third quarter as benefits from the Company's enterprise initiatives were offset by higher employee-related expenses. Selling, administrative, and research and development expenses as a percent of operating revenue were higher in the year-to-date period of 2025 compared to 2024 primarily due to higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives.

Amortization and impairment of intangible assets was lower in the third quarter and year-to-date periods of 2025 compared to 2024 primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operation by Segment" sections for additional discussion of operating results for the third quarter and year-to-date periods of 2025 compared to 2024.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,059	$3,966	2.3%	0.7%	—%	—%	1.6%	2.3%
Operating income	$1,112	$1,052	5.7%	4.6%	—%	(0.4)%	1.5%	5.7%
Operating margin %	27.4%	26.5%	90 bps	100 bps	—	(10) bps	—	90 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$11,951	$11,966	(0.1)%	(0.4)%	—%	—%	0.3%	(0.1)%
Operating income	$3,131	$3,233	(3.2)%	(3.3)%	(0.1)%	—%	0.2%	(3.2)%
Operating margin %	26.2%	27.0%	(80) bps	(70) bps	—	—	(10) bps	(80) bps

•Operating revenue increased in the third quarter due to the favorable effect of foreign currency translation and higher organic revenue. In the year-to-date period, operating revenue declined due to lower organic revenue, partially offset by the favorable effect of foreign currency translation.
•Organic revenue increased 0.7% in the third quarter as growth in the Automotive OEM, Welding, Specialty Products and Food Equipment segments was partially offset by a decline in the Polymers & Fluids, Construction Products and Test & Measurement and Electronics segments. In the year-to-date period, organic revenue declined 0.4% as a decrease in the Construction Products, Test & Measurement and Electronics and Polymers & Fluids segments was partially offset by growth in the Automotive OEM, Welding, Food Equipment and Specialty Products segments. Product line simplification activities reduced organic revenue by 70 basis points and 60 basis points in the third quarter and year-to-date periods, respectively.
◦North American organic revenue was flat in the third quarter as an increase in the Welding, Automotive OEM and Food Equipment segments was offset by a decline in the Polymers & Fluids, Test & Measurement and Electronics, Construction Products and Specialty Products segments. In the year-to-date period, organic revenue declined 1.7% as a decrease in the Test & Measurement and Electronics, Construction Products, Automotive OEM and Polymers & Fluids segments was partially offset by growth in the Food Equipment, Specialty Products and Welding segments.
◦Europe, Middle East and Africa organic revenue declined 1.2% in the third quarter as a decrease in Test & Measurement and Electronics, Polymers & Fluids, Construction Products and Food Equipment segments was partially offset by an increase in the Specialty Products, Automotive OEM and Welding segments. In the year-to-date period, organic revenue decreased 2.3% as a decline in five segments was partially offset by an increase in the Welding and Specialty Products segments.
◦Asia Pacific organic revenue increased 6.7% in the third quarter and 7.5% in the year-to-date period primarily due to growth in the Automotive OEM segment. Organic revenue in China grew 10.1% in the third quarter and 12.2% in the year-to-date period as growth in the Automotive OEM, Test & Measurement and Electronics, Welding and Polymers and Fluids segments was partially offset by a decrease in the Food Equipment and Construction Products segments. Organic revenue for the Specialty Products segment decreased 1.8% in the third quarter and grew 4.5% in the year-to-date period.
•Operating income of $1.1 billion increased 5.7% in the third quarter compared to the prior year. In the year-to-date period, operating income of $3.1 billion declined 3.2%, or increased 0.5% excluding the $117 million favorable impact of the first quarter 2024 LIFO accounting method change.
•Operating margin was 27.4% in the third quarter. The increase of 90 basis points was primarily due to benefits from the Company's enterprise initiatives of 140 basis points, partially offset by higher employee-related expenses, including higher health and welfare expenses.
•In the year-to-date period, operating margin of 26.2% decreased 80 basis points. Excluding the 100 basis points of favorable impact from the first quarter 2024 LIFO accounting method change, operating margin increased 20 basis points compared to the prior year primarily driven by benefits from the Company's enterprise initiatives of 130 basis points, partially offset by higher employee-related expenses, including higher health and welfare expenses.

•The Company's effective tax rate for the third quarter of 2025 and 2024 was 21.8% and 14.9%, respectively, and 22.7% and 20.4% for the year-to-date periods of 2025 and 2024, respectively. The effective tax rates for the third quarter and year-to-date periods of 2025 benefited from a discrete tax benefit of $43 million related to the estimated U.S. federal tax liability for 2024, partially offset by a $16 million discrete tax expense related primarily to the resolution of a foreign tax audit. Additionally, the effective tax rate for the year-to-date period of 2025 included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards. The effective tax rates for the third quarter and year-to-date periods of 2024 benefited from discrete income tax benefits in the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. Refer to Note 3. Sale of Noncontrolling Interest in Wilsonart International Holdings LLC in Item 1. Financial Statements for more information regarding the Wilsonart transaction. Additionally, the effective tax rates for 2025 and 2024 included discrete tax benefits related to excess tax benefits from stock-based compensation of $2 million and $1 million for the third quarter of 2025 and 2024, respectively, and $7 million and $11 million for the year-to-date periods of 2025 and 2024, respectively.
•Diluted earnings per share (EPS) of $2.81 for the third quarter of 2025 decreased 28.1%, or increased 6.0% excluding the favorable impact of $1.26 from the third quarter 2024 sale of the Company's noncontrolling interest in Wilsonart. In the year-to-date period, EPS of $7.77 decreased 15.3%, or increased 2.0% excluding the favorable effect of the first quarter 2024 LIFO accounting method change of $0.30 and the favorable impact of $1.25 from the third quarter 2024 Wilsonart transaction. Additionally, the third quarter and year-to-date periods of 2025 included $0.09 from the third quarter discrete tax benefit previously discussed.
•The Company repurchased approximately 1.5 million and 4.5 million shares of its common stock in the third quarter and year-to-date periods of 2025, respectively, for approximately $375 million and $1.1 billion, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2025	2024	2025	2024	2025	2024	2025	2024
Automotive OEM	$830	$772	$182	$150	$2,461	$2,403	$513	$469
Food Equipment	694	677	202	193	2,001	1,975	557	537
Test & Measurement and Electronics	698	697	177	179	2,036	2,071	473	501
Welding	477	462	156	149	1,428	1,404	468	458
Polymers & Fluids	441	448	126	125	1,308	1,334	361	364
Construction Products	473	479	149	145	1,389	1,471	424	436
Specialty Products	452	438	146	136	1,342	1,327	429	410
Total segments	4,065	3,973	1,138	1,077	11,965	11,985	3,225	3,175
Intersegment revenue	(6)	(7)	—	—	(14)	(19)	—	—
Unallocated	—	—	(26)	(25)	—	—	(94)	58
Total	$4,059	$3,966	$1,112	$1,052	$11,951	$11,966	$3,131	$3,233

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in the nine months ended September 30, 2025 included higher employee-related expenses, including higher health and welfare expenses, as compared to the prior year. Unallocated in the nine months ended September 30, 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million in the first quarter of 2024. Refer to Note 1. Significant Accounting Policies in Item 1. Financial Statements for additional information regarding this change in accounting method.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$830	$772	7.3%	5.0%	—%	—%	2.3%	7.3%
Operating income	$182	$150	21.0%	19.0%	—%	(0.5)%	2.5%	21.0%
Operating margin %	21.8%	19.4%	240 bps	260 bps	—	(20) bps	—	240 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,461	$2,403	2.4%	2.0%	—%	—%	0.4%	2.4%
Operating income	$513	$469	9.2%	9.6%	—%	(0.9)%	0.5%	9.2%
Operating margin %	20.8%	19.5%	130 bps	150 bps	—	(20) bps	—	130 bps

•Operating revenue increased in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 5.0% in the third quarter and 2.0% in the year-to-date period compared to worldwide auto builds which grew 4% in the third quarter and year-to-date periods. Product line simplification activities reduced organic revenue by 140 basis points in the third quarter and 130 basis points in the year-to-date period.
◦North American organic revenue increased 3.1% and declined 3.2% in the third quarter and year-to-date periods, respectively, compared to North American auto builds which increased 5% in the third quarter and declined 1% in the year-to-date period, primarily due to product line simplification activities.
◦European organic revenue grew 2.0% in the third quarter and decreased 1.4% in the year-to-date period compared to European auto builds which increased 1% in the third quarter and declined 2% in the year-to-date period. The business outperformed the market primarily due to market penetration gains.
◦Asia Pacific organic revenue increased 10.7% and 13.2% in the third quarter and year-to-date periods, respectively. China organic revenue grew 10.1% and 15.1% in the third quarter and year-to-date periods, respectively, including growth in the electric vehicles market, versus China auto builds which grew 10% in the third quarter and increased 12% in the year-to-date period. Auto builds of foreign automotive manufacturers in China decreased 2% and 4% in the third quarter and year-to-date periods, respectively. The business outperformed the market primarily due to market penetration gains.
•Operating margin was 21.8% in the third quarter. The increase of 240 basis points was primarily due to benefits from the Company's enterprise initiatives and favorable operating leverage of 90 basis points, partially offset by higher employee-related expenses, continued investment in the business and higher restructuring expenses of 20 basis points.
•In the year-to-date period, operating margin of 20.8% increased 130 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable operating leverage of 40 basis points, partially offset by higher employee-related expenses, continued investment in the business and higher restructuring expenses of 20 basis points.

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

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$694	$677	2.5%	0.7%	—%	—%	1.8%	2.5%
Operating income	$202	$193	5.1%	2.7%	—%	0.7%	1.7%	5.1%
Operating margin %	29.2%	28.4%	80 bps	60 bps	—	20 bps	—	80 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,001	$1,975	1.3%	0.9%	—%	—%	0.4%	1.3%
Operating income	$557	$537	3.8%	2.9%	—%	0.5%	0.4%	3.8%
Operating margin %	27.8%	27.2%	60 bps	50 bps	—	10 bps	—	60 bps

•Operating revenue increased in the third quarter due to the favorable effect of foreign currency translation and higher organic revenue. In the year-to-date period, operating revenue grew due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 0.7% in the third quarter as equipment organic revenue decreased 0.5% and service organic revenue grew 2.7%. In the year-to-date period, organic revenue grew 0.9% as equipment organic revenue declined 0.2% and service organic revenue increased 2.8%.
◦North American organic revenue increased 1.9% in the third quarter. Equipment organic revenue increased 0.8% primarily due to higher demand in the institutional, independent restaurant and quick serve restaurant end markets, partially offset by lower demand in the food retail end market. Service organic revenue grew 3.5%. In the year-to-date period, North American organic revenue grew 2.4%. Equipment organic revenue grew 1.2% primarily due to higher demand in the institutional end market, partially offset by a decline in the full service and food retail end markets. Service organic revenue increased 4.3%.
◦International organic revenue declined 1.2% in the third quarter. Equipment organic revenue decreased 2.3% primarily due to lower demand in the European cooking and refrigeration end markets and lower demand in Asia, partially offset by growth in the European warewash end market. Service organic revenue grew 1.2%. In the year-to-date period, international organic revenue decreased 1.5%. Equipment organic revenue declined 2.3% primarily driven by lower demand in the European cooking and refrigeration end markets and lower demand in Asia, partially offset by higher demand in the European warewash end market. Service organic revenue increased 0.2%.
•Operating margin was 29.2% in the third quarter. The increase of 80 basis points was primarily due to benefits from the Company's enterprise initiatives and favorable operating leverage of 10 basis points, partially offset by higher employee-related expenses and additional investment in the business.
•In the year-to-date period, operating margin of 27.8% increased 60 basis points primarily driven by benefits from the Company's enterprise initiatives and favorable operating leverage of 20 basis points, partially offset by higher employee-related expenses and additional investment in the business.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$698	$697	0.3%	(1.4)%	—%	—%	1.7%	0.3%
Operating income	$177	$179	(0.7)%	(0.1)%	—%	(1.9)%	1.3%	(0.7)%
Operating margin %	25.4%	25.7%	(30) bps	30 bps	—	(50) bps	(10) bps	(30) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,036	$2,071	(1.6)%	(2.5)%	—%	—%	0.9%	(1.6)%
Operating income	$473	$501	(5.6)%	(4.4)%	(0.4)%	(1.3)%	0.5%	(5.6)%
Operating margin %	23.2%	24.2%	(100) bps	(50) bps	(10) bps	(30) bps	(10) bps	(100) bps

•Operating revenue increased in the third quarter due to the favorable effect of foreign currency translation, partially offset by lower organic revenue. In the year-to-date period, operating revenue declined due to lower organic revenue, partially offset by the favorable effect of foreign currency translation.
•On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. Refer to Note 2. Acquisitions in Item 1. Financial Statements for additional information regarding this acquisition.
•Organic revenue decreased 1.4% in the third quarter and 2.5% in the year-to-date period primarily due to lower demand in the MTS Test & Simulation business and in the general industrial end market, partially offset by higher demand in the semiconductor end market.
◦Organic revenue for the test and measurement businesses decreased 0.6% in the third quarter and declined 4.3% in the year-to-date period primarily driven by a decline in the MTS Test & Simulation business and in the general industrial end market, partially offset by higher demand in the semiconductor end market, primarily in Asia Pacific and North America.
◦Electronics organic revenue decreased 1.9% in the third quarter with lower demand across all major regions primarily due to lower demand in the semiconductor end market. In the year-to-date period, organic revenue grew 1.5% primarily due to higher demand in Asia Pacific and Europe, primarily in the semiconductor end market, partially offset by lower demand in North America. The electronics assembly businesses declined 9.2% in the third quarter and decreased 3.7% in the year-to-date period primarily due to lower demand in North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 1.0% in the third quarter primarily due to higher demand in North America. In the year-to-date period, organic revenue increased 3.5% with growth across all major regions.
•Operating margin was 25.4% in the third quarter. The decrease of 30 basis points was primarily due to higher restructuring expenses of 50 basis points, unfavorable operating leverage of 30 basis points, higher employee-related expenses and product mix, partially offset by benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.
•In the year-to-date period, operating margin of 23.2% decreased 100 basis points primarily driven by unfavorable operating leverage of 80 basis points, higher employee-related expenses, higher restructuring expenses of 30 basis points and product mix, partially offset by benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and construction, energy, MRO, industrial capital goods and automotive original equipment manufacturers and tiers markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$477	$462	3.3%	2.8%	—%	—%	0.5%	3.3%
Operating income	$156	$149	4.5%	4.9%	—%	(0.7)%	0.3%	4.5%
Operating margin %	32.6%	32.3%	30 bps	60 bps	—	(20) bps	(10) bps	30 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,428	$1,404	1.7%	1.9%	—%	—%	(0.2)%	1.7%
Operating income	$468	$458	2.3%	2.3%	—%	0.1%	(0.1)%	2.3%
Operating margin %	32.8%	32.6%	20 bps	10 bps	—	10 bps	—	20 bps

•Operating revenue grew in the third quarter due to higher organic revenue and the favorable effect of foreign currency translation. In the year-to-date period, operating revenue grew due to higher organic revenue, partially offset by the unfavorable effect of foreign currency translation.
•Organic revenue increased 2.8% in the third quarter as equipment grew 5.5% and consumables declined 1.7%. In the year-to-date period, organic revenue grew 1.9% as equipment increased 3.6% and consumables decreased 0.9%.
◦North American organic revenue increased 2.5% in the third quarter as the industrial end market grew 3.1%, partially offset by a decline of 2.3% in the commercial end market. In the year-to-date period, organic revenue grew 0.4% as the industrial end market increased 1.3%, partially offset by a decrease of 2.9% in the commercial end market.
◦International organic revenue grew 4.0% in the third quarter and 9.6% in the year-to-date period primarily due to higher demand in Asia Pacific and the Middle East.
•Operating margin was 32.6% in the third quarter. The increase of 30 basis points was primarily due to benefits from the Company's enterprise initiatives, favorable operating leverage of 50 basis points and favorable price/cost of 20 basis points, partially offset by higher employee-related expenses and higher restructuring expenses of 20 basis points.
•In the year-to-date period, operating margin of 32.8% increased 20 basis points compared to the prior year primarily due to benefits from the Company's enterprise initiatives, favorable operating leverage of 30 basis points and favorable price/cost of 20 basis points, partially offset by higher employee-related expenses.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$441	$448	(1.8)%	(3.1)%	—%	—%	1.3%	(1.8)%
Operating income	$126	$125	0.3%	(1.0)%	—%	—%	1.3%	0.3%
Operating margin %	28.5%	27.9%	60 bps	60 bps	—	—	—	60 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,308	$1,334	(2.0)%	(1.8)%	—%	—%	(0.2)%	(2.0)%
Operating income	$361	$364	(1.0)%	(0.7)%	—%	0.2%	(0.5)%	(1.0)%
Operating margin %	27.6%	27.3%	30 bps	30 bps	—	—	—	30 bps

•Operating revenue decreased in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to lower organic revenue and the unfavorable effect of foreign currency translation.
•Organic revenue decreased 3.1% in the third quarter and 1.8% in the year-to-date period. Product line simplification activities reduced organic revenue by 70 basis points and 60 basis points in the third quarter and year-to-date periods, respectively.
◦Organic revenue for the polymers businesses decreased 4.9% in the third quarter due to lower demand in Europe and North America, partially offset by an increase in Asia Pacific. In the year-to-date period, organic revenue declined 1.7% as a decrease in North America and Europe was partially offset by an increase in South America and Asia Pacific.
◦Organic revenue for the fluids businesses declined 0.4% in the third quarter primarily driven by lower demand in North America, partially offset by growth in Europe, primarily due to higher demand in the hygiene end market. In the year-to-date period, organic revenue decreased 1.0% primarily due to lower demand in North America, partially offset by growth in Europe, primarily due to higher demand in the hygiene end market.
◦Organic revenue for the automotive aftermarket businesses decreased 3.3% in the third quarter and declined 2.1% in the year-to-date period primarily due to lower demand in the North American body, tire and engine repair businesses, partially offset by higher demand in the car care business in North America and the tire repair business in Europe.
•Operating margin was 28.5% in the third quarter. The increase of 60 basis points was primarily due to benefits from the Company's enterprise initiatives, favorable price/cost of 50 basis points and product mix, partially offset by unfavorable operating leverage of 60 basis points and higher employee-related expenses.

•In the year-to-date period, operating margin of 27.6% increased 30 basis points primarily driven by benefits from the Company's enterprise initiatives and product mix, partially offset by higher employee-related expenses and unfavorable operating leverage of 30 basis points.

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

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$473	$479	(1.4)%	(2.3)%	—%	—%	0.9%	(1.4)%
Operating income	$149	$145	3.1%	2.5%	—%	(0.1)%	0.7%	3.1%
Operating margin %	31.6%	30.2%	140 bps	150 bps	—	—	(10) bps	140 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,389	$1,471	(5.6)%	(5.6)%	—%	—%	—%	(5.6)%
Operating income	$424	$436	(2.7)%	(4.0)%	—%	1.3%	—%	(2.7)%
Operating margin %	30.6%	29.6%	100 bps	50 bps	—	50 bps	—	100 bps

•Operating revenue decreased in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue declined due to lower organic revenue.
•Organic revenue decreased 2.3% in the third quarter and 5.6% in the year-to-date period due to lower demand across all major regions. Product line simplification activities reduced organic revenue by 130 basis points in the third quarter and 100 basis points in the year-to-date period.
◦North American organic revenue decreased 1.1% in the third quarter and 5.8% in the year-to-date period primarily due to lower demand in the residential and commercial end markets. Organic revenue in the United States residential end market declined 0.2% and 6.8% in the third quarter and year-to-date periods, respectively. The commercial end market decreased 3.9% in the third quarter and 1.4% in the year-to-date period. Organic revenue in Canada declined 7.3% in the third quarter and 1.1% in the year-to-date period.
◦International organic revenue decreased 3.6% in the third quarter and 5.3% in the year-to-date period. European organic revenue declined 3.4% in the third quarter and 3.5% in the year-to-date period primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue decreased 3.9% in the third quarter and 7.5% in the year-to-date period primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin was 31.6% in the third quarter. The increase of 140 basis points was primarily due to benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 50 basis points, unfavorable operating leverage of 40 basis points and higher employee-related expenses.
•In the year-to-date period, operating margin of 30.6% increased 100 basis points primarily driven by benefits from the Company's enterprise initiatives and lower restructuring expenses of 50 basis points, partially offset by unfavorable operating leverage of 110 basis points, unfavorable price/cost of 40 basis points and higher employee-related expenses.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$452	$438	3.3%	1.6%	—%	—%	1.7%	3.3%
Operating income	$146	$136	7.3%	5.5%	—%	0.2%	1.6%	7.3%
Operating margin %	32.3%	31.1%	120 bps	120 bps	—	10 bps	(10) bps	120 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,342	$1,327	1.1%	0.9%	—%	—%	0.2%	1.1%
Operating income	$429	$410	4.6%	4.4%	—%	0.1%	0.1%	4.6%
Operating margin %	32.0%	30.9%	110 bps	110 bps	—	—	—	110 bps

•Operating revenue increased in the third quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 1.6% in the third quarter as equipment sales grew 14.2% and consumables decreased 1.8%. In the year-to-date period, organic revenue grew 0.9% as equipment sales increased 5.8% and consumables declined 0.5%. Product line simplification activities reduced organic revenue by 90 basis points in the third quarter and 110 basis points in the year-to-date period.
◦North American organic revenue decreased 0.9% in the third quarter primarily driven by a decline in the consumer packaging, strength films and appliance businesses, partially offset by growth in the filter medical and specialty films businesses. In the year-to-date period, organic revenue grew 0.8% primarily due to growth in the specialty films and ground support equipment businesses, partially offset by a decline in the graphics and strength films businesses.
◦International organic revenue grew 6.5% in the third quarter primarily due to growth in the European ground support equipment, graphics, consumer packaging equipment and filter medical businesses, partially offset by a decline in the appliance business. In the year-to-date period, organic revenue increased 1.3% primarily driven by growth in the European ground support equipment and filter medical businesses and growth in Asia Pacific, partially offset by a decline in the European appliance business.
•Operating margin was 32.3% in the third quarter. The increase of 120 basis points was primarily due to benefits from the Company's enterprise initiatives, favorable price/cost of 40 basis points and favorable operating leverage of 20 basis points, partially offset by higher employee-related expenses and product mix.
•In the year-to-date period, operating margin of 32.0% increased 110 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 30 basis points and favorable operating leverage of 20 basis points, partially offset by higher employee-related expenses and product mix.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $75 million and $217 million in the third quarter and year-to-date periods of 2025, respectively, versus $69 million and $215 million in the third quarter and year-to-date periods of 2024, respectively. Refer to Note 10. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $12 million in the third quarter of 2025 versus $379 million in the prior year period, and $28 million in the year-to-date period of 2025 versus $421 million in the prior year period. On August 5, 2024, the Company entered into a purchase agreement with affiliates of CD&R for the sale of the Company's noncontrolling equity interest in Wilsonart. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million. Refer to Note 3. Sale of Noncontrolling Interest in Wilsonart International Holdings LLC in Item 1. Financial Statements for additional information regarding this transaction. Excluding the Wilsonart pre-tax gain, other income (expense) in the third quarter of 2025 decreased $4 million compared to the third quarter of 2024 and decreased $30 million in the year-to-date period primarily due to higher foreign currency transaction losses in 2025.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies in Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of September 30, 2025, the Company had $924 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the third quarter and year-to-date periods of 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Net cash provided by operating activities	$1,021	$891	$2,163	$2,167
Additions to plant and equipment	(117)	(108)	(314)	(319)
Free cash flow	$904	$783	$1,849	$1,848

Cash dividends paid	$(438)	$(415)	$(1,318)	$(1,252)
Repurchases of common stock	(375)	(375)	(1,125)	(1,125)
Acquisition of businesses (excluding cash and equivalents)	—	—	1	(115)
Proceeds from sale of noncontrolling interest in Wilsonart International Holdings LLC	—	395	—	395
Net proceeds from (repayments of) debt with original maturities of three months or less	25	(333)	489	(199)
Proceeds from debt with original maturities of more than three months	—	—	—	1,606
Repayments of debt with original maturities of more than three months	—	—	—	(1,295)
Other, net	14	9	41	31
Effect of exchange rate changes on cash and equivalents	6	21	39	(12)
Net increase (decrease) in cash and equivalents	$136	$85	$(24)	$(118)

Stock Repurchase Programs

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 Program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share in the fourth quarter of 2023, approximately 1.4 million shares of its common stock at an average price of $259.07 per share in the first quarter of 2024, approximately 1.6 million shares of its common stock at an average price of $247.42 in the second quarter of 2024, approximately 1.5 million shares of its common stock at an average price of $244.88 in the third quarter of 2024, approximately 1.4 million shares of its common stock at an average price of $265.95 in the fourth quarter of 2024, approximately 1.5 million shares of its common stock at an average price of $257.14 in the first quarter of 2025, approximately 1.5 million shares of its common stock at an average price of $241.19 in the second quarter of 2025, and approximately 1.5 million shares of its common stock at an average price of $260.58 in the third quarter of 2025. As of September 30, 2025, there were approximately $2.4 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the net discrete tax benefit of $27 million in the third quarter of 2025 from net income and the effective tax rate for the three and nine months ended September 30, 2025. Additionally, for comparability, the Company also excluded the discrete tax benefit of $21 million in the first quarter of 2025 from net income and the effective tax rate for the nine months ended September 30, 2025. Also, for comparability, the Company excluded the net discrete tax benefit of $121 million in the third quarter of 2024 from net income and the effective tax rate for the three and nine months ended September 30, 2024. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the third quarter and year-to-date periods of 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2025	2024	2025	2024
Numerator:
Net Income	$821	$1,160	$2,276	$2,738
Net discrete tax benefit related to the third quarter 2025	(27)	—	(27)	—
Discrete tax benefit related to the first quarter 2025	—	—	(21)	—
Net discrete tax benefit related to the third quarter 2024	—	(121)	—	(121)
Interest expense, net of tax (1)	57	53	165	164
Other (income) expense, net of tax (1)	(10)	(288)	(22)	(320)
Operating income after taxes	$841	$804	$2,371	$2,461

Denominator:
Invested capital:
Cash and equivalents	$924	$947	$924	$947
Trade receivables	3,255	3,226	3,255	3,226
Inventories	1,725	1,817	1,725	1,817
Net plant and equipment	2,203	2,071	2,203	2,071
Goodwill and intangible assets	5,568	5,597	5,568	5,597
Accounts payable and accrued expenses	(2,175)	(2,211)	(2,175)	(2,211)
Debt	(8,942)	(8,346)	(8,942)	(8,346)
Other, net	651	291	651	291
Total net assets (stockholders' equity)	3,209	3,392	3,209	3,392
Cash and equivalents	(924)	(947)	(924)	(947)
Debt	8,942	8,346	8,942	8,346
Total invested capital	$11,227	$10,791	$11,227	$10,791

Average invested capital (2)	$11,293	$10,682	$10,863	$10,466

Net income to average invested capital (3)	29.1%	43.4%	27.9%	34.9%
After-tax return on average invested capital (3)	29.8%	30.0%	29.1%	31.3%

(1)    Effective tax rate used for interest expense and other (income) expense for the three months ended September 30, 2025 and 2024 was 24.3% and 23.7%, respectively. Effective tax rate used for interest expense and other (income) expense for the nine months ended September 30, 2025 and 2024 was 24.3% and 23.9%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

(3)    Returns for the three months ended September 30, 2025 and 2024 were converted to an annual rate by multiplying the calculated return by 4. Returns for the nine months ended September 30, 2025 and 2024 were converted to an annual rate by dividing the calculated return by 3 and multiplying it by 4.

A reconciliation of the tax rate for the three and nine month periods ended September 30, 2025, excluding the third quarter 2025 net discrete tax benefit of $27 million, which included a favorable discrete tax benefit of $43 million related to the estimated U.S. federal tax liability for 2024, partially offset by a $16 million discrete tax expense related primarily to the resolution of a foreign tax audit, and excluding the first quarter 2025 discrete tax benefit of $21 million related to the reversal of a valuation allowance on net operating loss carryforwards, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
Dollars in millions	Income Taxes	Tax Rate	Income Taxes	Tax Rate
As reported	$228	21.8%	$666	22.7%
Net Discrete tax benefit related to the third quarter 2025	27	2.5%	27	0.9%
Discrete tax benefit related to the first quarter 2025	—	—%	21	0.7%
As adjusted	$255	24.3%	$714	24.3%

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

Refer to Note 5. Income Taxes in Item 1. Financial Statements for additional information regarding the discrete tax benefit related to the first and third quarter 2025 and the third quarter 2024.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2025 and December 31, 2024 is summarized as follows:

In millions	September 30, 2025	December 31, 2024	Increase/ (Decrease)
Current assets:
Cash and equivalents	$924	$948	$(24)
Trade receivables	3,255	2,991	264
Inventories	1,725	1,605	120
Prepaid expenses and other current assets	416	312	104
Total current assets	6,320	5,856	464
Current liabilities:
Short-term debt	1,267	1,555	(288)
Accounts payable and accrued expenses	2,175	2,095	80
Other	690	658	32
Total current liabilities	4,132	4,308	(176)
Net working capital	$2,188	$1,548	$640

As of September 30, 2025, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of September 30, 2025 and December 31, 2024 was as follows:

In millions	September 30, 2025	December 31, 2024
Short-term debt	$1,267	$1,555
Long-term debt	7,675	6,308
Total debt	$8,942	$7,863

Short-term debt included commercial paper of $1.3 billion and $778 million as of September 30, 2025 and December 31, 2024, respectively. The weighted-average interest rate on commercial paper as of September 30, 2025 and December 31, 2024 was 4.17% and 4.56%, respectively.

As of December 31, 2024, Short-term debt also included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement"). On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of September 30, 2025, the Company had $880 million outstanding under the Euro Credit Agreement with an interest rate of 2.73%, which was included in Long-term debt.

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

The Company also has a $3.0 billion revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of September 30, 2025 or December 31, 2024.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended September 30, 2025 and December 31, 2024 was as follows:

Dollars in millions	September 30, 2025	December 31, 2024
Total debt	$8,942	$7,863

Net income	$3,026	$3,488
Add:
Interest expense	285	283
Other (income) expense	(48)	(441)
Income taxes	899	934
Depreciation	311	301
Amortization and impairment of intangible assets	85	101
EBITDA	$4,558	$4,666
Total debt to EBITDA ratio	2.0	1.7

Stockholders' Equity

The changes to stockholders' equity during the nine months ended 2025 were as follows:

In millions
Total stockholders' equity, December 31, 2024	$3,317
Net income	2,276
Repurchases of common stock	(1,125)
Dividends declared	(1,344)
Other comprehensive income (loss)	1
Other, net	84
Total stockholders' equity, September 30, 2025	$3,209

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

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2025. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2025, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2025 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of September 30, 2025, there were approximately $2.4 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity for the third quarter of 2025 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
July 2025	0.6	$258.00	0.6	$2,602
August 2025	0.5	$261.27	0.5	$2,471
September 2025	0.4	$263.12	0.4	$2,365
Total	1.5		1.5

ITEM 5. Other Information

The information set forth below is included for the purpose of providing disclosure under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

(e) At its October 24, 2025 meeting, the Compensation Committee of the Board of Directors of the Company approved the Illinois Tool Works Inc. 2026 Executive Contributory Retirement Income Plan (the "2026 Plan") which will replace the Illinois Tools Works Inc. Executive Contributory Retirement Income Plan (the "Existing Plan"), as restated and amended, as of January 1, 2026. The terms of the 2026 Plan are substantially the same as the Existing Plan but include certain administrative changes. Under the 2026 Plan, similar to the Existing Plan, certain executives may elect to defer a portion of their salary and/or executive cash incentive payments and receive matching contributions they would otherwise receive if such deferrals had been made under the Company's tax-qualified Savings and Investment Plan, without regard to IRS imposed limits. Amounts deferred and related Company contributions will be adjusted for deemed investment results based on an interest rate or deemed investment index or vehicle established by the Compensation Committee. The foregoing summary of the 2026 Plan is qualified by reference to the full text of the 2026 Plan, which is filed as Exhibit 10 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

10*	Illinois Tool Works Inc. 2026 Executive Contributory Retirement Income Plan, effective January 1, 2026.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 24, 2025	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)