Form 10-K
period 2025-12-31
ILLINOIS TOOL WORKS INC
filed 2026-02-13
CIK 49826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $71.9 billion based on the New York Stock Exchange closing sales price as of June 30, 2025.
Shares of common stock outstanding at January 31, 2026: 288.2 million.
Documents Incorporated by Reference

Portions of the 2026 Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 2026.	Part III

PART I

ITEM 1. Business

General

Illinois Tool Works Inc. (the "Company" or "ITW") was founded in 1912 and incorporated in 1915. The Company's ticker symbol is ITW. The Company is a global manufacturer of a diversified range of industrial products and equipment with 88 divisions in 49 countries. As of December 31, 2025, the Company employed approximately 43,000 people.

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

Specialty Products— This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, airlines, general industrial, industrial capital goods and printing and publishing markets. Products in this segment include:

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

•Customer-back Innovation has fueled decades of profitable growth at ITW. The Company's unique innovation approach is built on insight gathered from the 80/20 Front-to-Back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their "80" customers. ITW's innovation efforts are focused on understanding customer needs, particularly those in "80" markets with solid long-term growth fundamentals, and creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 21,800 granted and pending patents; and

•ITW's Decentralized, Entrepreneurial Culture enables ITW businesses to be fast, focused, and responsive. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their specific customers' needs. ITW colleagues recognize their unique responsibilities to execute the Company's strategy and values. As a result, the Company maintains a focused and simple organizational structure that, combined with outstanding execution, delivers best-in-class services and solutions adapted to each business' customers and end markets.

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

•Business Structure Simplification was implemented to simplify and scale up ITW's operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 88 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

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

OUR NEXT PHASE: 2024 - 2030

In the Next Phase of the Company's evolution, the ITW Business Model and the Enterprise Strategy framework will be as formidable of a competitive advantage and performance differentiator as it has been over the last decade, if not more so. Volatility, risk and the pace of change in the global operating environment will continue to increase, and a decentralized entrepreneurial culture allows the Company to be a fast adaptor – to read, react, respond and evolve. The Company's ability to consistently execute and invest through the ups and downs of the business cycle is now a defining competitive advantage.

Throughout the Next Phase, the Company's focus is to build organic growth into a core ITW strength on par with the Company's world-class financial performance and operational capabilities. Throughout this phase, the Company will sustain its foundational strengths built over the past decade, including the high-quality ITW Business Model practice. Customer-back Innovation ("CBI") is the most impactful driver to achieve high-quality organic growth through the cycle by establishing trusted problem solver relationships with key customers to effectively invent solutions that address customers' most critical pain points or tackle the biggest growth opportunities. CBI successes, coupled with underlying market growth and share gains, are how the Company intends to achieve its high-quality organic growth.

During the Next Phase, ITW will continue to drive 80/20 Front-to-Back practice excellence in every division in the Company, every day, further improving customer-facing performance and supporting additional structural margin expansion at the enterprise level.

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

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the twelve months ended December 31, 2023. Refer to Note 3. Divestitures in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's divestitures.

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The Company has completed the allocation of purchase price for both of these acquisitions. On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired, and subject to certain closing adjustments. The allocation of purchase price for this acquisition will be completed as soon as practicable, but no later than one year from the acquisition date. These acquisitions were not material, individually or in the aggregate, to the Company's results of operations, financial position or cash flows. Refer to Note 2. Acquisitions in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's acquisitions.

On August 5, 2024, the Company entered into a purchase agreement with affiliates of Clayton, Dubilier & Rice, LLC ("CD&R") for the sale of the Company's noncontrolling equity interest in Wilsonart International Holdings LLC ("Wilsonart") for $398 million. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. Refer to Note 5. Other Income (Expense) and Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for additional information regarding this transaction.

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

Competition

With operations in 49 countries, the Company offers a wide range of products in a myriad of markets, many of which are fragmented, and the Company encounters a variety of competitors that vary by product line, end market and geographic area. The Company's competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. Each of the Company's segments generally has several main competitors and numerous smaller ones in most of their end markets and geographic areas. In addition to numerous smaller regional competitors, the Welding segment competes globally with Lincoln Electric Holdings, Inc. and ESAB Corporation.

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

Intellectual Property

The Company owns approximately 4,200 unexpired U.S. patents and 10,400 unexpired foreign patents covering articles, methods and machines. In addition, the Company has approximately 1,600 applications for patents pending in the U.S. Patent Office and 5,600 applications pending in foreign patent offices. There is no assurance that any of these patents will be issued. The Company maintains a patent group for the administration of patents and processing of patent applications.

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

Human Capital Management

As of December 31, 2025, the Company employed approximately 43,000 people, with approximately 16,000 people located in the United States and the remainder in multiple other countries where the Company's businesses operate. The Company strives to be a great employer through its demonstrated commitment to employee safety, its workplace culture, talent development, the ITW employee experience, compensation and benefits.

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

Executive Officers of the Company as of February 13, 2026 were as follows:

Name	Age	Present Position	First Year in Present Position	Other Positions Held During 2021-2025
Christopher A. O'Herlihy	62	President & Chief Executive Officer	2024	Vice Chairman 2015-2023.
Axel R.J. Beck	60	Executive Vice President	2020
T. Kenneth Escoe	50	Executive Vice President	2020
Javier Gracia Carbonell	53	Executive Vice President	2022	Group President, construction businesses, 2020-2021.
Patricia A. Hartzell	49	Executive Vice President	2022	Group President, test & measurement and electronics businesses, 2020-2021.
Michael M. Larsen	57	Senior Vice President & Chief Financial Officer	2013
Mary K. Lawler	60	Senior Vice President & Chief Human Resources Officer	2014
Christopher P. Rauch	56	Senior Vice President, General Counsel & Secretary	2025	Chief IP Counsel & Assistant Secretary, 2019 -2025.
Randall J. Scheuneman	58	Vice President & Chief Accounting Officer	2009
Guilherme Silva	50	Executive Vice President	2024	Group President, polymers & fluids businesses, 2020-2021; Group President, test & measurement and electronics businesses, 2021-2023.
Sharon A. Szafranski	59	Executive Vice President	2020
Mark A. Thibeault	42	Executive Vice President	2025	Vice President/General Manager, test & measurement and electronics businesses, 2019-2022; Group President, test & measurement and electronics businesses, 2022-2024.

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

ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks, including, but not limited to, those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report on Form 10-K. Any of such risks and matters, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as on the attractiveness and value of an investment in the Company's securities.

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

Over 50% of the Company's net sales are derived from customers outside the United States, and the Company currently operates in 49 countries. The risks inherent in the Company's global operations include:

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

The Company has had significant divestiture activity in the past in accordance with its portfolio management initiative. It divested one business in the first quarter of 2023 as it continues portfolio refinements to maintain portfolio discipline. The Company has retained certain liabilities directly or through indemnifications made to the buyers against known and unknown contingent liabilities such as lawsuits, tax liabilities, product liability claims and environmental matters, which could adversely affect the Company's financial results.

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

The Company has a decentralized operating structure under which its individual businesses are allowed significant decision-making autonomy within the Company's strategic framework and internal financial and compliance controls. The Company is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations, such as anti-bribery and anti-corruption, competition, export and import, trade sanctions, data privacy, environmental, the use of artificial intelligence in our business and in our products and services, and human rights laws. Although the Company has implemented compliance programs which include internal controls, internal audits, policies and procedures and employee training to deter prohibited practices, these measures may not be effective in preventing employees, agents or business partners from violating or circumventing such internal policies and violating applicable laws and regulations. Any such improper actions could subject the Company to civil or criminal investigations, could lead to substantial civil or criminal monetary and non-monetary penalties against the Company or its subsidiaries, or could damage its reputation.

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

A key part of the Company's cybersecurity program is the ITW Cybersecurity Framework, which is based on the National Institute of Standards and Technology's Cybersecurity Framework ("CSF") and is designed to protect the Company's data through rapid identification of and effective response to cybersecurity incidents. The Company's framework includes detailed processes and controls related to backup and recovery, response planning, awareness, vulnerability management and endpoint protection as well as cybersecurity requirements for third-party service providers. The framework is regularly reviewed, assessed, and updated based on input from third party specialists, threat intelligence firms and CSF standard updates.

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
•Vulnerability management; and
•Backup and recovery testing.

While the Company's information systems are exposed to cybersecurity threats and risks, the Company has not experienced any material cybersecurity incidents during 2025, 2024 or 2023, and any costs or operational impacts related to cybersecurity incidents were immaterial during this period.

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

The Company's cybersecurity program is overseen by a dedicated global team of cybersecurity professionals, led by the CISO who brings over 20 years of information technology and cybersecurity leadership experience and holds the Certified Information Security Manager ("CISM") designation. The CISO reports directly to the Chief Information Officer ("CIO") and is responsible for leading the execution of the Company's cybersecurity strategy.

On a quarterly basis, or sooner if appropriate, cybersecurity incidents are summarized and reported to the Cybersecurity Governance Committee comprised of senior executives. Additionally, the Audit Committee of the Board of Directors receives quarterly cybersecurity reports from senior management which cover any identified cybersecurity incidents, significant cybersecurity risks, and key developments in policies and practices during the quarter.

ITEM 2. Properties

Due to the Company's decentralized operating structure and global operations, the Company operates out of a large number of facilities worldwide, none of which are individually significant to the Company or its segments. As of December 31, 2025, the Company operated approximately 410 plants and office facilities, excluding regional sales offices and warehouse facilities. Approximately 270 of the facilities were located outside of the United States. Principal foreign countries include China, Germany, France, and the United Kingdom.

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

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data— The Company's common stock is listed on the New York Stock Exchange under the trading symbol "ITW." There were approximately 3,957 holders of record of common stock as of January 31, 2026. This number does not include beneficial owners of the Company's securities held in the name of nominees.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Illinois Tool Works Inc., the S&P 500 Index,
and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Illinois Tool Works Inc.
S&P 500
Peer Group

*Assumes $100 invested on December 31, 2020, including reinvestment of dividends. Fiscal years ended December 31.
Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

The 2025 peer group consists of the following 17 public companies, consistent with the peer group included in the Company's Proxy Statement:

3M Company	Ecolab Inc.	Parker-Hannifin Corporation
Caterpillar Inc.	Emerson Electric Co.	PPG Industries, Inc.
Cummins Inc.	Fortive Corporation	Rockwell Automation, Inc.
Deere & Company	General Dynamics Corporation	Stanley Black & Decker, Inc.
Dover Corporation	Honeywell International Inc.	Trane Technologies plc
Eaton Corporation plc	Johnson Controls International plc

The Compensation Committee of the Board of Directors of the Company reviews the peer group annually and from time to time changes the composition of the peer group where changes are appropriate. There were no changes in the Company's peer group in 2025.

Repurchases of Common Stock

On May 7, 2021, the Company announced a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). The 2021 Program was completed in the fourth quarter of 2023.

On August 4, 2023, the Company announced a stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of December 31, 2025, there were approximately $2.0 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity under the Company's share repurchase programs for the fourth quarter of 2025 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
October 2025	0.7	$245.80	0.7	$2,191
November 2025	0.3	$242.94	0.3	$2,110
December 2025	0.5	$251.20	0.5	$1,990
Total	1.5		1.5

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with 88 divisions in 49 countries. As of December 31, 2025, the Company employed approximately 43,000 people.

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

•Customer-back Innovation has fueled decades of profitable growth at ITW. The Company's unique innovation approach is built on insight gathered from the 80/20 Front-to-Back process. Working from the customer back, ITW businesses position themselves as the go-to problem solver for their "80" customers. ITW's innovation efforts are focused on understanding customer needs, particularly those in "80" markets with solid long-term growth fundamentals, and creating unique solutions to address those needs. These customer insights and learnings drive innovation at ITW and have contributed to a portfolio of approximately 21,800 granted and pending patents; and

•ITW's Decentralized, Entrepreneurial Culture enables ITW businesses to be fast, focused, and responsive. ITW businesses have significant flexibility within the framework of the ITW Business Model to customize their approach in order to best serve their specific customers' needs. ITW colleagues recognize their unique responsibilities to execute the Company's strategy and values. As a result, the Company maintains a focused and simple organizational structure that, combined with outstanding execution, delivers best-in-class services and solutions adapted to each business' customers and end markets.

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

•Business Structure Simplification was implemented to simplify and scale up ITW's operating structure to support increased engineering, marketing, and sales resources, and improve global reach and competitiveness, all of which were critical to driving accelerated organic growth. ITW now has 88 scaled-up divisions with significantly enhanced focus on growth investments, core customers and products, and customer-back innovation.

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

OUR NEXT PHASE: 2024 - 2030

In the Next Phase of the Company's evolution, the ITW Business Model and the Enterprise Strategy framework will be as formidable of a competitive advantage and performance differentiator as it has been over the last decade, if not more so. Volatility, risk and the pace of change in the global operating environment will continue to increase, and a decentralized entrepreneurial culture allows the Company to be a fast adaptor – to read, react, respond and evolve. The Company's ability to consistently execute and invest through the ups and downs of the business cycle is now a defining competitive advantage.

Throughout the Next Phase, the Company's focus is to build organic growth into a core ITW strength on par with the Company's world-class financial performance and operational capabilities. Throughout this phase, the Company will sustain its foundational strengths built over the past decade, including the high-quality ITW Business Model practice. Customer-back Innovation ("CBI") is the most impactful driver to achieve high-quality organic growth through the cycle by establishing trusted problem solver relationships with key customers to effectively invent solutions that address customers' most critical pain points or tackle the biggest growth opportunities. CBI successes, coupled with underlying market growth and share gains, are how the Company intends to achieve its high-quality organic growth.

During the Next Phase, ITW will continue to drive 80/20 Front-to-Back practice excellence in every division in the Company, every day, further improving customer-facing performance and supporting additional structural margin expansion at the enterprise level.

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

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the twelve months ended December 31, 2023. Refer to Note 3. Divestitures in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's divestitures.

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The Company has completed the allocation of purchase price for both of these acquisitions. On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired, and subject to certain closing adjustments. The allocation of purchase price for this acquisition will be completed as soon as practicable, but no later than one year from the acquisition date. These acquisitions were not material, individually or in the aggregate, to the Company's results of operations, financial position or cash flows. Refer to Note 2. Acquisitions in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's acquisitions.

On August 5, 2024, the Company entered into a purchase agreement with affiliates of Clayton, Dubilier & Rice, LLC ("CD&R") for the sale of the Company's noncontrolling equity interest in Wilsonart International Holdings LLC ("Wilsonart") for $398 million. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. Refer to Note 5. Other Income (Expense) and Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for additional information regarding this transaction.

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

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with net assets of approximately $38 million as of December 31, 2025. The revenue for these four subsidiaries for the twelve months ended December 31, 2025 was approximately $24 million. These subsidiaries were not material to the Company's results of operations or financial position.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations was $9 million for the twelve months ended December 31, 2023. Refer to Note 3. Divestitures in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's divestitures.

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The Company has completed the allocation of purchase price for both of these acquisitions. On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired, and subject to certain closing adjustments. The allocation of purchase price for this acquisition will be completed as soon as practicable, but no later than one year from the acquisition date. These acquisitions were not material, individually or in the aggregate, to the Company's results of operations, financial position or cash flows. Refer to Note 2. Acquisitions in Item 8. Financial Statements and Supplementary Data for further information regarding the Company's acquisitions.

During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company's operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. The LIFO provision for the year ended December 31, 2023 was $6 million of expense, and was not material to the Company’s results of operations, financial position or cash flows. Therefore, the Company recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data for additional information regarding this change in accounting method and the Company's inventory balances.

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

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States, which extended and modified certain provisions of the 2017 Tax Cuts and Jobs Act (the "TCJA"). The provisions of the OBBBA did not have any impact on the Company's operating results, financial position or cash flows for the twelve months ended December 31, 2025, and is not expected to have a material impact on future periods.

In 2025, the Company delivered solid financial results in a challenging and dynamic environment primarily due to the strong execution on enterprise initiatives as an outcome of the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for 2025 compared to 2024 and 2024 compared to 2023.

Operating Expenses

Dollars in millions	2025	2024	2023
Operating Revenue	$16,044	$15,898	$16,107
Cost of revenue	$8,969	$8,858	$9,316
Percent of operating revenue	55.9%	55.7%	57.8%
Selling, administrative, and research and development expenses	$2,779	$2,675	$2,638
Percent of operating revenue	17.3%	16.8%	16.4%
Amortization and impairment of intangible assets	$80	$101	$113
Percent of operating revenue	0.5%	0.6%	0.7%

Cost of revenue was $8.97 billion in 2025, $8.86 billion in 2024 and $9.32 billion in 2023. Cost of revenue increased 1.2% in 2025 compared to 2024. Excluding the first quarter 2024 LIFO accounting method change of $117 million, Cost of revenue decreased 0.1% in 2025 compared to 2024 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses. Cost of revenue, excluding the first quarter 2024 LIFO accounting method change, as a percent of operating revenue improved in 2025 compared to 2024 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses. Cost of revenue was 4.9% lower in 2024 compared to 2023 primarily due to lower revenue and the first quarter 2024 LIFO accounting method change, which reduced cost of revenue by 3.1% and 1.3%, respectively. Cost of revenue as a percent of operating revenue improved in 2024 compared to 2023 primarily due to the LIFO accounting method change and benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses.

Selling, administrative, and research and development expenses were $2.78 billion in 2025, $2.68 billion in 2024 and $2.64 billion in 2023. Selling, administrative, and research and development expenses in 2025 increased 3.9% compared to 2024 primarily due to higher employee-related expenses and higher research and development expenses, partially offset by benefits from the Company's enterprise initiatives. Expenses in 2024 increased 1.4% compared to 2023 primarily driven by higher employee-related expenses and the impact of acquisitions in 2024. Selling, administrative, and research and development expenses as a percent of operating revenue were higher in 2024 compared to 2023, as higher employee-related expenses and the unfavorable impact of acquisitions in the first and second quarters of 2024 were partially offset by benefits from the Company's enterprise initiatives.

Amortization and impairment of intangible assets was $80 million in 2025, $101 million in 2024 and $113 million in 2023. The decreased expense in each respective period was primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operation by Segment" sections for additional discussion of operating results for 2025 compared to 2024 and 2024 compared to 2023.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for 2025, 2024 and 2023 were as follows:

2025 compared to 2024

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$16,044	$15,898	0.9%	—%	0.1%	—%	0.8%	0.9%
Operating income	$4,216	$4,264	(1.1)%	(1.8)%	(0.1)%	—%	0.8%	(1.1)%
Operating margin %	26.3%	26.8%	(50) bps	(50) bps	—	—	—	(50) bps

•Operating revenue increased primarily due to the favorable effect of foreign currency translation.
•Organic revenue was flat as growth in the Automotive OEM, Welding, Food Equipment and Specialty Products segments was offset by a decline in the Construction Products, Test & Measurement and Electronics and Polymers & Fluids segments. Product line simplification activities reduced organic revenue by 60 basis points.
◦North American organic revenue declined 0.7% as a decrease in the Construction Products, Test & Measurement and Electronics, Automotive OEM and Polymers & Fluids segments was partially offset by growth in the Food Equipment, Welding and Specialty Products segments.
◦Europe, Middle East and Africa organic revenue decreased 2.2% as a decline in the Test & Measurement and Electronics, Construction Products, Automotive OEM, Polymers & Fluids and Food Equipment segments was partially offset by growth in the Specialty Products and Welding segments.
◦Asia Pacific organic revenue grew 6.3% as growth in the Automotive OEM, Test & Measurement and Electronics, Welding, Polymers & Fluids and Specialty Products segments was partially offset by a decline in the Construction Products and Food Equipment segments. Organic revenue in China increased 8.7% as growth in the Automotive OEM, Test & Measurement and Electronics, Welding, Polymers & Fluids and Specialty Products segments was partially offset by a decline in the Food Equipment and Construction Products segments.
•Operating income of $4.2 billion declined 1.1%, or increased 1.7% excluding the $117 million favorable impact of the LIFO accounting method changed discussed previously.
•Operating margin of 26.3% decreased 50 basis points. Excluding the 70 basis points of favorable impact from the LIFO accounting method change in the first quarter of 2024, operating margin increased 20 basis points primarily driven by benefits from the Company's enterprise initiatives of 130 basis points and favorable price/cost of 10 basis points, partially offset by higher employee-related expenses, including higher health and welfare expenses.
•The Company's effective tax rate for 2025 and 2024 was 22.7% and 21.1%, respectively. The effective tax rate for 2025 included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards. Additionally, the 2025 effective tax rate benefited from a discrete tax benefit in the third quarter of 2025 of $43 million related to the estimated U.S. federal tax liability for 2024, partially offset by a $16 million discrete tax expense related primarily to the resolution of a foreign tax audit. The 2024 effective tax rate benefited from discrete income tax benefits during the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. Refer to Note 5. Other Income (Expense) and Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for additional information regarding these transactions. Additionally, the effective tax rates for 2025 and 2024 included discrete income tax benefits of $8 million and $14 million, respectively, related to excess tax benefits from stock-based compensation.
•Diluted earnings per share ("EPS") of $10.49 in 2025 decreased 10.4%, or increased 3.3% excluding the favorable impact of $1.26 from the third quarter 2024 Wilsonart transaction and the favorable impact from the first quarter 2024 LIFO accounting method change of $0.30.
•The Company repurchased approximately 6.0 million shares of its common stock in 2025 for approximately $1.5 billion.
•The Company increased the quarterly dividend on common stock from $1.50 to $1.61 per share in 2025, or from $6.00 to $6.44 per share on an annualized basis. Total cash dividends of approximately $1.8 billion were paid in 2025.

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

RESULTS OF OPERATIONS BY SEGMENT

The reconciliation of segment operating revenue and operating income to total operating revenue and operating income is as follows:

	Operating Revenue
In millions	2025	2024	2023
Automotive OEM	$3,288	$3,188	$3,235
Food Equipment	2,699	2,647	2,622
Test & Measurement and Electronics	2,825	2,818	2,832
Welding	1,890	1,851	1,902
Polymers & Fluids	1,765	1,764	1,804
Construction Products	1,820	1,909	2,033
Specialty Products	1,775	1,743	1,697
Total segments	16,062	15,920	16,125
Intersegment revenue	(18)	(22)	(18)
Total	$16,044	$15,898	$16,107

	Operating Income
In millions	2025	2024	2023
Automotive OEM	$693	$625	$561
Food Equipment	753	719	713
Test & Measurement and Electronics	694	703	686
Welding	621	597	605
Polymers & Fluids	493	484	482
Construction Products	550	559	578
Specialty Products	553	528	449
Total segments	4,357	4,215	4,074
Unallocated	(141)	49	(34)
Total	$4,216	$4,264	$4,040

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated expenses in 2025 included higher employee-related expenses, including health and welfare expenses and insurance-related expenses as compared to 2024. Unallocated expenses in 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million in the first quarter of 2024. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data for additional information regarding this change in accounting method and the Company's inventory balances.

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

The results of operations for the Automotive OEM segment for 2025, 2024 and 2023 were as follows:

2025 compared to 2024

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$3,288	$3,188	3.2%	2.0%	—%	—%	1.2%	3.2%
Operating income	$693	$625	10.9%	9.8%	—%	(0.2)%	1.3%	10.9%
Operating margin %	21.1%	19.6%	150 bps	150 bps	—	—	—	150 bps

•Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue grew 2.0% compared to worldwide auto builds which increased 4%. Auto builds, for original equipment manufacturers in geographies where the Company has a higher concentration of revenue, increased 1%. Product line simplification activities reduced organic revenue by 120 basis points.
◦North American revenue declined 2.1% compared to North American auto builds which decreased 1% primarily due to customer mix and product line simplification activities.
◦European organic revenue decreased 1.2% compared to European auto builds which declined 1% primarily due to customer mix and product line simplification activities.
◦Asia Pacific organic revenue grew 10.6%. China organic revenue increased 11.8%, including growth in the electric vehicles market and market penetration gains with Chinese original equipment manufacturers, versus China auto builds which grew 10%. Auto builds of foreign automotive manufacturers in China, where the Company has higher content per vehicle, declined 5%.
•Operating margin of 21.1% increased 150 basis points primarily driven by benefits from the Company's enterprise initiatives, positive operating leverage of 40 basis points and favorable price/cost of 10 basis points, partially offset by higher employee-related expenses and continued investment in the business.

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

The results of operations for the Food Equipment segment for 2025, 2024 and 2023 were as follows:

2025 compared to 2024

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,699	$2,647	1.9%	0.8%	—%	—%	1.1%	1.9%
Operating income	$753	$719	4.6%	3.0%	—%	0.4%	1.2%	4.6%
Operating margin %	27.9%	27.2%	70 bps	60 bps	—	10 bps	—	70 bps

•Operating revenue increased due to the favorable effect of foreign currency translation and higher organic revenue.
•Organic revenue grew 0.8% as equipment declined 0.3% and service organic revenue increased 2.8%.
◦North American organic revenue grew 1.8%. Equipment organic revenue grew 0.4% primarily due to growth in the institutional end market, partially offset by lower demand in the independent restaurant and food retail end markets. Service organic revenue increased 4.1%.
◦International organic revenue decreased 0.6%. Equipment organic revenue declined 1.1% primarily due to lower demand in the European cooking and refrigeration end markets and a decline in Asia Pacific, partially offset by higher demand in the European warewash end market. Service organic revenue increased 0.4%.
•Operating margin of 27.9% increased 70 basis points primarily driven by benefits from the Company's enterprise initiatives and positive operating leverage of 20 basis points, partially offset by higher operating expenses, including employee-related expenses and additional investment in the business.

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

The results of operations for the Test & Measurement and Electronics segment for 2025, 2024 and 2023 were as follows:

2025 compared to 2024

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,825	$2,818	0.2%	(1.4)%	0.4%	—%	1.2%	0.2%
Operating income	$694	$703	(1.2)%	(0.8)%	(0.5)%	(0.8)%	0.9%	(1.2)%
Operating margin %	24.6%	24.9%	(30) bps	20 bps	(20) bps	(20) bps	(10) bps	(30) bps

•Operating revenue increased due to the favorable effect of foreign currency translation and revenue from acquisitions, partially offset by lower organic revenue.
•On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired. Refer to Note 2. Acquisitions in Item 8. Financial Statements and Supplementary Data for additional information regarding these acquisitions.
•Organic revenue declined 1.4% primarily due to a decrease in the general industrial end market, partially offset by growth in the semiconductor and electronics end markets.
◦Organic revenue for the test and measurement businesses declined 2.5% primarily driven by lower demand in the MTS Test & Simulation business, partially offset by growth in the semiconductor end market, primarily in North America and Asia Pacific.
◦Electronics organic revenue grew 1.1% primarily due to higher demand in the semiconductor end market. The electronics assembly businesses decreased 0.1% primarily due to lower demand in Asia Pacific, partially offset by growth in North America. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 1.6% with higher demand in North America and Asia Pacific, partially offset by a decline in Europe.
•Operating margin of 24.6% decreased 30 basis points primarily driven by unfavorable operating leverage of 40 basis points, higher employee-related expenses and the dilutive impact of 20 basis points from acquisitions, partially offset by benefits from the Company's enterprise initiatives and lower intangible asset amortization expense.

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

The results of operations for the Welding segment for 2025, 2024 and 2023 were as follows:

2025 compared to 2024

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,890	$1,851	2.1%	2.0%	—%	—%	0.1%	2.1%
Operating income	$621	$597	4.1%	4.1%	—%	—%	—%	4.1%
Operating margin %	32.9%	32.3%	60 bps	60 bps	—	—	—	60 bps

•Operating revenue increased primarily due to higher organic revenue.
•Organic revenue grew 2.0% with growth across all major regions. Equipment grew 3.6%, partially offset by a decline in consumables of 0.6%.
◦North American organic revenue grew 1.2% primarily due to an increase of 1.9% in the industrial end market and growth in the second half of the year in the aerospace end market, partially offset by a decline of 2.1% in the commercial end market.
◦International organic revenue increased 6.0% primarily due to higher equipment demand in the general industrial and oil and gas end markets in Europe and Asia Pacific.
•Operating margin of 32.9% increased 60 basis points primarily driven by benefits from the Company's enterprise initiatives, favorable price/cost of 30 basis points and positive operating leverage of 30 basis points, partially offset by higher employee-related expenses.

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

The results of operations for the Polymers & Fluids segment for 2025, 2024 and 2023 were as follows:

2025 compared to 2024

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,765	$1,764	0.1%	(0.2)%	—%	—%	0.3%	0.1%
Operating income	$493	$484	1.9%	1.9%	—%	—%	—%	1.9%
Operating margin %	27.9%	27.4%	50 bps	60 bps	—	—	(10) bps	50 bps

•Operating revenue increased due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue declined 0.2%, primarily due to a decrease in Europe and North America, partially offset by an increase in Asia Pacific and South America. Product line simplification activities reduced organic revenue by 60 basis points.
◦Organic revenue for the automotive aftermarket businesses declined 0.5% primarily due to lower demand in the North American body repair and tire repair businesses, partially offset by growth in the North American car care business.
◦Organic revenue for the polymers businesses declined 0.3% due to a decrease in Europe and North America, partially offset by an increase in Asia Pacific and South America.
◦Organic revenue for the fluids businesses increased 0.7% primarily driven by higher demand in Europe, primarily due to growth in the life sciences end market, partially offset by lower demand in the North American and European industrial maintenance, repair and operations and hygiene end markets.
•Operating margin of 27.9% increased 50 basis points primarily driven by benefits from the Company's enterprise initiatives and lower intangible asset amortization expense, partially offset by higher employee-related expenses.

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

The results of operations for the Construction Products segment for 2025, 2024 and 2023 were as follows:

2025 compared to 2024

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,820	$1,909	(4.6)%	(5.1)%	—%	—%	0.5%	(4.6)%
Operating income	$550	$559	(1.6)%	(3.1)%	—%	1.1%	0.4%	(1.6)%
Operating margin %	30.2%	29.3%	90 bps	60 bps	—	30 bps	—	90 bps

•Operating revenue decreased due to lower organic revenue, partially offset by the favorable effect of foreign currency translation.
•Organic revenue declined 5.1% due to lower demand across all major regions. Product line simplification activities reduced organic revenue by 100 basis points.
◦North American organic revenue declined 5.5% primarily due to lower demand in the residential and commercial end markets. Organic revenue in the United States residential end market decreased 6.4%. Organic revenue in the commercial end market was flat. Organic revenue in Canada decreased 3.2%.
◦International organic revenue declined 4.7%. European organic revenue decreased 3.9% primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue declined 5.7% primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin of 30.2% increased 90 basis points primarily driven by benefits from the Company's enterprise initiatives and lower restructuring expenses, partially offset by unfavorable operating leverage of 110 basis points, unfavorable price/cost of 50 basis points and higher employee-related expenses.

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

SPECIALTY PRODUCTS

This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, airlines, general industrial, industrial capital goods and printing and publishing markets. Products in this segment include:

•conveyor systems and line automation for the food and beverage industries;
•plastic consumables that multi-pack cans and bottles and related equipment;
•foil, film and related equipment used to decorate consumer products;
•product coding and marking equipment and related consumables;
•plastic and metal closures and components for appliances;
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for 2025, 2024 and 2023 were as follows:

2025 compared to 2024

	For the Years Ended
Dollars in millions	December 31,			Components of Increase (Decrease)
	2025	2024	Inc (Dec)	Organic	Acquisition/Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,775	$1,743	1.8%	1.0%	—%	—%	0.8%	1.8%
Operating income	$553	$528	4.7%	4.0%	—%	(0.1)%	0.8%	4.7%
Operating margin %	31.2%	30.3%	90 bps	90 bps	—	—	—	90 bps

•Operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue grew 1.0% as equipment sales increased 7.4%, partially offset by a decline in consumables of 0.9%. Product line simplification activities reduced organic revenue by 90 basis points.

◦North American organic revenue grew 0.6% primarily driven by growth in the filter medical, specialty films and ground support equipment businesses, partially offset by a decline in the consumer packaging strength films businesses.
◦International organic revenue increased 1.7% primarily due to an increase in European ground support equipment and consumer packaging equipment businesses, partially offset by a decline in the appliance business.
•Operating margin of 31.2% increased 90 basis points primarily driven by benefits from the Company's enterprise initiatives, positive operating leverage of 20 basis points and favorable price/cost of 20 basis points, partially offset by higher employee-related expenses and product mix.

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

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $292 million in 2025, $283 million in 2024 and $266 million in 2023. Refer to Note 10. Debt in Item 8. Financial Statements and Supplementary Data for further information.
•Other income (expense) was income of $42 million in 2025, $441 million in 2024 and $49 million in 2023. On August 5, 2024, the Company entered into a purchase agreement with affiliates of CD&R for the sale of the Company's noncontrolling equity interest in Wilsonart. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million. Refer to Note 5. Other Income (Expense) in Item 8. Financial Statements and Supplementary Data for further information.
•The Company's effective tax rate for 2025, 2024, and 2023 was 22.7%, 21.1% and 22.6%, respectively. The effective tax rate for 2025 included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards. Additionally, the 2025 effective tax rate benefited from a discrete tax benefit in the third quarter of 2025 of $43 million related to the estimated U.S. federal tax liability for 2024, partially offset by a $16 million discrete tax expense related primarily to the resolution of a foreign tax audit. The 2024 effective tax rate benefited from discrete income tax benefits during the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. The 2023 effective tax rate benefited from a discrete income tax benefit of $20 million in the second quarter of 2023 related to amended 2021 U.S. taxes. Additionally, the effective tax rates for 2025, 2024 and 2023 included discrete income tax benefits of $8 million, $14 million and $20 million, respectively, related to excess tax benefits from stock-based compensation. Refer to Note 6. Income Taxes in Item 8. Financial Statements and Supplementary Data for further information.
•The impact of foreign currencies against the U.S. Dollar in 2025 versus 2024 increased operating revenue and income before taxes by approximately $131 million and $29 million, respectively. The impact of foreign currencies against the U.S. Dollar in 2024 versus 2023 decreased operating revenue and income before taxes by approximately $115 million and $40 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Description of Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of December 31, 2025, the Company had $851 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

The Company has certain contractual obligations, primarily operating leases and long-term debt. Refer to Note 9. Leases and Note 10. Debt in Item 8. Financial Statements and Supplementary Data for details related to the Company's contractual obligations. The Company did not have any significant off-balance sheet commitments as of December 31, 2025.

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the years ended December 31, 2025, 2024 and 2023 was as follows:

In millions	2025	2024	2023
Net cash provided by operating activities	$3,126	$3,281	$3,539
Additions to plant and equipment	(419)	(437)	(455)
Free cash flow	$2,707	$2,844	$3,084

Cash dividends paid	$(1,785)	$(1,695)	$(1,615)
Repurchases of common stock	(1,500)	(1,500)	(1,500)
Acquisition of businesses (excluding cash and equivalents)	(119)	(115)	—
Proceeds from sale of operations and affiliates	1	—	7
Proceeds from sale of noncontrolling interest in Wilsonart International Holdings LLC	—	395	—
Net proceeds from (repayments of) debt	508	(8)	294
Other	49	27	84
Effect of exchange rate changes on cash and equivalents	42	(65)	3
Net increase (decrease) in cash and equivalents	$(97)	$(117)	$357

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

On August 4, 2023, the Company announced a stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 Program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share during the fourth quarter of 2023, approximately 5.9 million shares of its common stock at an average price of $254.04 per share during 2024 and approximately 6.0 million shares of its common stock at an average price of $251.20 per share during 2025. As of December 31, 2025, there were approximately $2.0 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the net discrete tax benefit of $27 million in the third quarter of 2025 and the discrete tax benefit of $21 million in the first quarter of 2025 from net income and the effective tax rate for the year ended December 31, 2025. Additionally, for comparability, the Company also excluded the net discrete tax benefit of $121 million in the third quarter of 2024 from net income and the effective tax rate for the year ended December 31, 2024. Also, for comparability, the Company excluded the discrete tax benefit of $20 million in the second quarter of 2023 from net income and the effective tax rate for the year ended December 31, 2023. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the years ended December 31, 2025, 2024, and 2023 were as follows:

Dollars in millions	2025	2024	2023
Numerator:
Net income	$3,066	$3,488	$2,957
Net discrete tax benefit related to the third quarter 2025	(27)	—	—
Discrete tax benefit related to the first quarter 2025	(21)	—	—
Net discrete tax benefit related to the third quarter 2024	—	(121)	—
Discrete tax benefit related to the second quarter 2023	—	—	(20)
Interest expense, net of tax (1)	222	215	204
Other (income) expense, net of tax (1)	(32)	(336)	(38)
Operating income after taxes	$3,208	$3,246	$3,103

Denominator:
Invested capital:
Cash and equivalents	$851	$948	$1,065
Trade receivables	3,227	2,991	3,123
Inventories	1,659	1,605	1,707
Net plant and equipment	2,230	2,036	1,976
Goodwill and intangible assets	5,689	5,431	5,566
Accounts payable and accrued expenses	(2,158)	(2,095)	(2,244)
Debt	(8,969)	(7,863)	(8,164)
Other, net	697	264	(16)
Total net assets (stockholders' equity)	3,226	3,317	3,013
Cash and equivalents	(851)	(948)	(1,065)
Debt	8,969	7,863	8,164
Total invested capital	$11,344	$10,232	$10,112

Average invested capital (2)	$10,959	$10,419	$10,214

Net income to average invested capital	28.0%	33.5%	29.0%
After-tax return on average invested capital	29.3%	31.2%	30.4%

(1)    Effective tax rate used for interest expense and other (income) expense for the years ended December 31, 2025, 2024, and 2023 was 23.9%, 23.8% and 23.2%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

After-tax ROIC decreased 190 basis points for the twelve month period ended December 31, 2025 compared to the prior year period as a result of a 5.2% increase in average invested capital and a 1.2% decrease in after-tax operating income.

A reconciliation of the 2025 effective tax rate, excluding the third quarter 2025 net discrete tax benefit of $27 million, which included a favorable discrete tax benefit of $43 million related to the estimated U.S. federal tax liability for 2024, partially offset by a $16 million discrete tax expense related primarily to the resolution of a foreign tax audit, and excluding the first quarter 2025 discrete tax benefit of $21 million related to the reversal of a valuation allowance on net operating loss carryforwards, is as follows:

	Twelve Months Ended
	December 31, 2025
Dollars in millions	Income Taxes	Tax Rate
As reported	$900	22.7%
Net discrete tax benefit related to the third quarter 2025	27	0.7%
Discrete tax benefit related to the first quarter 2025	21	0.5%
As adjusted	$948	23.9%

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

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of December 31, 2025 and 2024 is summarized as follows:

In millions	2025	2024	Increase (Decrease)
Current Assets:
Cash and equivalents	$851	$948	$(97)
Trade receivables	3,227	2,991	236
Inventories	1,659	1,605	54
Prepaid expenses and other current assets	463	312	151
Total current assets	6,200	5,856	344
Current Liabilities:
Short-term debt	2,286	1,555	731
Accounts payable and accrued expenses	2,158	2,095	63
Other	682	658	24
Total current liabilities	5,126	4,308	818
Net Working Capital	$1,074	$1,548	$(474)

As of December 31, 2025, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. and subject to foreign withholding taxes. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of December 31, 2025 and 2024 was as follows:

In millions	2025	2024	Increase (Decrease)
Short-term debt	$2,286	$1,555	$731
Long-term debt	6,683	6,308	375
Total debt	$8,969	$7,863	$1,106

As of December 31, 2025, Short-term debt included $999 million related to the 2.65% notes due November 15, 2026, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2025. As of December 31, 2024, Short-term debt included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement") with an interest rate of 3.61%, which was classified as Short-term debt since the debt, including the options to extend the termination date, was due on April 30, 2025. Short-term debt also included commercial paper of $1.3 billion and $778 million as of December 31, 2025 and December 31, 2024, respectively. The weighted-average interest rate on commercial paper outstanding was 3.84% and 4.56% as of December 31, 2025 and 2024, respectively.

In May 2024, the Company issued €650 million of 3.25% Euro notes due May 17, 2028 at 99.525% of face value and €850 million of 3.375% Euro notes due May 17, 2032 at 99.072% of face value. Proceeds from the issuance were used for general corporate purposes, including the repayment of a portion of the indebtedness under the commercial paper program and the Euro Credit Agreement.

On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of December 31, 2025, the Company had $881 million outstanding under the Euro Credit Agreement with an interest rate of 2.77%, which was reclassified from Short-term debt to Long-term debt in the first quarter of 2025.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the fourth quarter of 2022, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of December 31, 2025 or 2024. The Company was also in compliance with the financial covenants of the revolving credit facility as of December 31, 2025, which included a minimum interest coverage ratio.

As of December 31, 2025, the Company had unused capacity of approximately $210 million under international debt facilities. In the ordinary course of business, the Company also had approximately $265 million outstanding in guarantees, letters of credit and other similar arrangements with financial institutions as of December 31, 2025. Refer to Note 10. Debt in Item 8. Financial Statements and Supplementary Data for additional details regarding the Company's outstanding debt obligations.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the years ended December 31, 2025, 2024 and 2023 was as follows:

Dollars in millions	2025	2024	2023
Total debt	$8,969	$7,863	$8,164

Net income	$3,066	$3,488	$2,957
Add:
Interest expense	292	283	266
Other (income) expense	(42)	(441)	(49)
Income taxes	900	934	866
Depreciation	317	301	282
Amortization and impairment of intangible assets	80	101	113
EBITDA	$4,613	$4,666	$4,435
Total debt to EBITDA ratio	1.9	1.7	1.8

Stockholders' Equity

The changes to stockholders' equity during 2025 and 2024 were as follows:

In millions	2025	2024
Beginning balance	$3,317	$3,013
Net income	3,066	3,488
Cash dividends declared	(1,809)	(1,717)
Repurchases of common stock	(1,500)	(1,500)
Other comprehensive income (loss)	50	(43)
Other	102	76
Ending balance	$3,226	$3,317

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

As of December 31, 2025, the Company had total goodwill and intangible assets of approximately $5.7 billion allocated to its reporting units. Although there can be no assurance that the Company will not incur additional impairment charges related to its goodwill and other intangible assets, the Company generally believes the risk of significant impairment charges is lessened by the number of diversified businesses and end markets represented by its reporting units that have goodwill and other intangible assets. In addition, the individual businesses in many of the reporting units have been acquired over a long period of time, and in many cases have been able to improve their performance, primarily as a result of the application of the Company's 80/20 Front-to-Back process. The amount of goodwill and other intangible assets allocated to individual reporting units as of December 31, 2025 ranged from approximately $267 million to $1.4 billion, with the average amount equal to $711 million. In all cases, the fair value of the individual reporting unit significantly exceeds its carrying value. Fair value determinations require considerable judgment and are sensitive to changes in the factors described above. Due to the inherent uncertainties associated with these factors and economic conditions in the Company's global end markets, impairment charges related to one or more reporting units could occur in future periods.

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

The Company determines the discount rate used to measure plan liabilities as of the year-end measurement date for the U.S. primary pension plan. The discount rate reflects the current rate at which the associated liabilities could theoretically be effectively settled at the end of the year. In estimating this rate, the Company looks at rates of return on high-quality fixed income investments, with similar duration to the liabilities in the plan. A 25 basis point decrease in the discount rate would increase the present value of the U.S. primary pension plan obligation by approximately $21 million. The Company estimates the service and interest cost components of net periodic benefit cost by applying specific spot rates along the yield curve to the projected cash flows rather than a single weighted-average rate. See Note 11. Pension and Other Postretirement Benefits in Item 8. Financial Statements and Supplementary Data for information on the Company's pension and other postretirement benefit plans and related assumptions.

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

Foreign Currency Risk

The Company operates in the U.S. and 48 foreign countries. The funding for the foreign manufacturing operations is provided primarily through the permanent investment of equity capital. The Company's products are typically manufactured and sold within the same country or economic union. Therefore, the Company's manufacturing operations generally do not have significant assets or liabilities denominated in currencies other than their functional currencies.

The outstanding balances of the Euro notes issued in May 2014, May 2015, June 2019 and May 2024, and the term loan under the Euro Credit Agreement are designated as hedges of a portion of the Company's net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The amount of pre-tax gain (loss) related to these notes that was recorded in Other comprehensive income (loss) for the twelve months ended December 31, 2025, 2024 and 2023 was $(589) million, $301 million and $(109) million, respectively. The carrying value of the outstanding balance of Euro-denominated debt that was designated as a net investment hedge as of December 31, 2025 and December 31, 2024 was $5.0 billion and $4.4 billion, respectively. Refer to Note 10. Debt in Item 8. Financial Statements and Supplemental Data for additional information regarding the Company's outstanding Euro debt.

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

ITW management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2025, the Company's internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

/s/ Christopher A. O'Herlihy Christopher A. O'Herlihy President & Chief Executive Officer February 13, 2026	/s/ Michael M. Larsen Michael M. Larsen Senior Vice President & Chief Financial Officer February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Illinois Tool Works Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Illinois Tool Works Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Income Taxes - Refer to Note 6 to the financial statements

Critical Audit Matter Description

The Company’s income tax expense is recognized and measured based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions, which requires significant judgment. When calculating income tax expense, management makes estimates and assumptions, including determination of the completeness of book income in each jurisdiction, calculation of taxable income through identification and classification of book to tax differences (either temporary or permanent items), consideration of applicable tax deductions or credits and the identification of uncertain tax positions.

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

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, our principal audit procedures related to the auditing of certain elements of income tax expense, identification of uncertain tax positions and measurement of unrecognized tax benefits, and certain planning transactions with income tax expense implications included the following, among others:

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
February 13, 2026

We have served as the Company's auditor since 2002.

Statement of Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions except per share amounts	2025	2024	2023
Operating Revenue	$16,044	$15,898	$16,107
Cost of revenue	8,969	8,858	9,316
Selling, administrative, and research and development expenses	2,779	2,675	2,638
Amortization and impairment of intangible assets	80	101	113
Operating Income	4,216	4,264	4,040
Interest expense	(292)	(283)	(266)
Other income (expense)	42	441	49
Income Before Taxes	3,966	4,422	3,823
Income taxes	900	934	866
Net Income	$3,066	$3,488	$2,957

Net Income Per Share:
Basic	$10.52	$11.75	$9.77
Diluted	$10.49	$11.71	$9.74

The Notes to Financial Statements are an integral part of this statement.

Statement of Comprehensive Income
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2025	2024	2023
Net Income	$3,066	$3,488	$2,957

Foreign currency translation adjustments, net of tax	21	(104)	41
Pension and other postretirement benefit adjustments, net of tax	29	61	(34)
Other comprehensive income (loss)	50	(43)	7

Comprehensive Income	$3,116	$3,445	$2,964

The Notes to Financial Statements are an integral part of this statement.

Statement of Financial Position
Illinois Tool Works Inc. and Subsidiaries

	December 31
In millions except per share amounts	2025	2024
Assets
Current Assets:
Cash and equivalents	$851	$948
Trade receivables	3,227	2,991
Inventories	1,659	1,605
Prepaid expenses and other current assets	463	312
Total current assets	6,200	5,856

Net plant and equipment	2,230	2,036
Goodwill	5,098	4,839
Intangible assets	591	592
Deferred income taxes	519	369
Other assets	1,510	1,375
	$16,148	$15,067

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$2,286	$1,555
Accounts payable	522	519
Accrued expenses	1,636	1,576
Cash dividends payable	465	441
Income taxes payable	217	217
Total current liabilities	5,126	4,308
Noncurrent Liabilities:
Long-term debt	6,683	6,308
Deferred income taxes	154	119
Other liabilities	959	1,015
Total noncurrent liabilities	7,796	7,442
Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2025 and 2024 Outstanding- 288.6 shares in 2025 and 294.0 shares in 2024	6	6
Additional paid-in-capital	1,771	1,669
Retained earnings	30,150	28,893
Common stock held in treasury	(26,875)	(25,375)
Accumulated other comprehensive income (loss)	(1,827)	(1,877)
Noncontrolling interest	1	1
Total stockholders' equity	3,226	3,317
	$16,148	$15,067

The Notes to Financial Statements are an integral part of this statement.

Statement of Changes in Stockholders' Equity
Illinois Tool Works Inc. and Subsidiaries

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of December 31, 2022	$6	$1,501	$25,799	$(22,377)	$(1,841)	$1	$3,089
Net income	—	—	2,957	—	—	—	2,957
Common stock issued for stock-based compensation	—	18	—	20	—	—	38
Stock-based compensation expense	—	69	—	—	—	—	69
Repurchases of common stock	—	—	—	(1,500)	—	—	(1,500)
Excise tax on repurchases of common stock	—	—	—	(13)	—	—	(13)
Dividends declared ($5.42 per share)	—	—	(1,634)	—	—	—	(1,634)
Other comprehensive income (loss)	—	—	—	—	7	—	7
Balance as of December 31, 2023	6	1,588	27,122	(23,870)	(1,834)	1	3,013
Net income	—	—	3,488	—	—	—	3,488
Common stock issued for stock-based compensation	—	20	—	9	—	—	29
Stock-based compensation expense	—	61	—	—	—	—	61
Repurchases of common stock	—	—	—	(1,500)	—	—	(1,500)
Excise tax on repurchases of common stock	—	—	—	(14)	—	—	(14)
Dividends declared ($5.80 per share)	—	—	(1,717)	—	—	—	(1,717)
Other comprehensive income (loss)	—	—	—	—	(43)	—	(43)
Balance as of December 31, 2024	6	1,669	28,893	(25,375)	(1,877)	1	3,317
Net income	—	—	3,066	—	—	—	3,066
Common stock issued for stock-based compensation	—	33	—	13	—	—	46
Stock-based compensation expense	—	69	—	—	—	—	69
Repurchases of common stock	—	—	—	(1,500)	—	—	(1,500)
Excise tax on repurchases of common stock	—	—	—	(13)	—	—	(13)
Dividends declared ($6.22 per share)	—	—	(1,809)	—	—	—	(1,809)
Other comprehensive income (loss)	—	—	—	—	50	—	50
Balance as of December 31, 2025	$6	$1,771	$30,150	$(26,875)	$(1,827)	$1	$3,226

The Notes to Financial Statements are an integral part of this statement.

Statement of Cash Flows
Illinois Tool Works Inc. and Subsidiaries

	For the Years Ended December 31
In millions	2025	2024	2023
Cash Provided by (Used for) Operating Activities:
Net income	$3,066	$3,488	$2,957
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	317	301	282
Amortization and impairment of intangible assets	80	101	113
Change in deferred income taxes	(17)	(176)	(88)
Provision for uncollectible accounts	5	(1)	6
(Income) loss from investments	—	—	(2)
(Gain) loss on sale of plant and equipment	3	—	(1)
(Gain) loss on sale of operations and affiliates	—	—	(1)
Gain on sale of noncontrolling interest in Wilsonart International Holdings LLC	—	(363)	—
Stock-based compensation expense	69	61	69
Cumulative effect of change in inventory accounting method	—	(117)	—
Other non-cash items, net	9	6	(4)
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in—
Trade receivables	(92)	34	64
Inventories	34	176	360
Prepaid expenses and other assets	(136)	(41)	(26)
Increase (decrease) in—
Accounts payable	(29)	(43)	(14)
Accrued expenses and other liabilities	(48)	(74)	(102)
Income taxes	(135)	(70)	(72)
Other, net	—	(1)	(2)
Net cash provided by operating activities	3,126	3,281	3,539
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	(119)	(115)	—
Additions to plant and equipment	(419)	(437)	(455)
Proceeds from investments	7	11	27
Proceeds from sale of plant and equipment	11	12	20
Proceeds from sale of operations and affiliates	1	—	7
Proceeds from sale of noncontrolling interest in Wilsonart International Holdings LLC	—	395	—
Other, net	(2)	(10)	(2)
Net cash provided by (used for) investing activities	(521)	(144)	(403)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,785)	(1,695)	(1,615)
Issuance of common stock	65	52	53
Repurchases of common stock	(1,500)	(1,500)	(1,500)
Net proceeds from (repayments of) debt with original maturities of three months or less	508	312	(452)
Proceeds from debt with original maturities of more than three months	—	1,606	1,425
Repayments of debt with original maturities of more than three months	—	(1,926)	(679)
Other, net	(32)	(38)	(14)
Net cash provided by (used for) financing activities	(2,744)	(3,189)	(2,782)
Effect of Exchange Rate Changes on Cash and Equivalents	42	(65)	3
Cash and Equivalents:
Increase (decrease) during the year	(97)	(117)	357
Beginning of year	948	1,065	708
End of year	$851	$948	$1,065
Supplementary Cash Flow Information:
Cash Paid During the Year for Interest	$279	$248	$260
Cash Paid During the Year for Income Taxes, Net of Refunds	$1,052	$1,180	$1,026

The Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements

(1)    Description of Business and Summary of Significant Accounting Policies

Description of business— Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment with approximately 88 divisions in 49 countries. The Company's operations are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products.

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

Operating revenue— Operating revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. The Company's sales arrangements with customers are predominantly short-term in nature involving a single performance obligation related to the delivery of products and generally provide for transfer of control at the time of shipment. In limited circumstances, there may be significant obligations to the customer that are unfulfilled at the time of shipment, typically involving installation of equipment and customer acceptance. In these circumstances, operating revenue may be deferred until all significant obligations have been completed. In other limited arrangements, the Company may recognize revenue over time. This may include arrangements for service performed over time where operating revenue is recognized as the service is provided to the customer. It may also include the sale of highly specialized systems that have a high degree of customization and installation at the customer site, which are recognized over time if the product does not have an alternative use and the Company has an enforceable right to payment for work performed to date. Operating revenue for transactions meeting these criteria is recognized over time as work is performed based on the costs incurred to date relative to the total estimated costs at completion. The amount of operating revenue recorded reflects the consideration to which the Company expects to be entitled in exchange for goods or services and may include adjustments for customer allowances and rebates. Customer allowances and rebates consist primarily of volume discounts and other short-term incentive programs, which are estimated at the time of sale based on historical experience and anticipated trends. Shipping and handling charges billed to customers are included in operating revenue and are recognized along with the related product revenue as they are considered a fulfillment cost. Sales commissions are expensed when incurred, which is generally at the time of revenue recognition. Contract liabilities associated with sales arrangements primarily relate to deferred revenue on equipment sales and prepaid service contracts. Total deferred revenue and customer deposits were $340 million and $360 million as of December 31, 2025 and 2024, respectively, and are short-term in nature. Refer to Note 4. Operating Revenue for additional information regarding the Company's operating revenue.

Research and development expenses— Research and development expenses are recorded as expense in the period incurred. These costs were $302 million, $292 million and $284 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Advertising expenses— Advertising expenses are recorded as expense in the period incurred. These costs were $62 million, $58 million and $60 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Income taxes— The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. Refer to Note 6. Income Taxes for additional information regarding income taxes.

Cash and equivalents— Cash and equivalents include cash on hand and instruments having original maturities of three months or less. Cash and equivalents are stated at cost, which approximates fair value.

Trade receivables— Trade receivables are net of allowances for doubtful accounts. The changes in the allowance for doubtful accounts for the years ended December 31, 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
Beginning balance	$24	$29	$26
Provision charged to expense	5	(1)	6
Acquisitions and divestitures	—	1	—
Write-offs, net of recoveries	(4)	(4)	(3)
Foreign currency translation	1	(1)	—
Ending balance	$26	$24	$29

Inventories— Inventories are stated at the lower of cost or net realizable value and include material, labor and factory overhead. As of December 31, 2023, the last-in, first-out ("LIFO") method was used to determine the cost of inventories at certain U.S. businesses representing approximately 23% of total inventories, and the first-in, first-out ("FIFO") method, which approximates total cost, was used for all other inventories.

During the first quarter of 2024, the Company changed the method used to determine the cost of inventory at certain U.S. businesses from LIFO to the FIFO method, as the Company believes the FIFO method is preferable because it provides a more consistent method for valuing inventory across the Company's operations, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. If the FIFO method was used for all inventories, total inventories would have been approximately $117 million higher than reported at December 31, 2023.

The LIFO provision for the year ended December 31, 2023 was $6 million of expense and was not material to the Company's results of operations, financial position or cash flows. Therefore, the Company recorded the pre-tax cumulative effect of this change in accounting method of $117 million as a reduction of Cost of revenue in the first quarter of 2024.

The major classes of inventory at December 31, 2025 and 2024 were as follows:

In millions	2025	2024
Raw material	$640	$635
Work-in-process	191	193
Finished goods	828	777
Total inventories	$1,659	$1,605

Net plant and equipment— Net plant and equipment are stated at cost, less accumulated depreciation. Renewals and improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repairs are charged to expense as incurred. Net plant and equipment consisted of the following at December 31, 2025 and 2024:

In millions	2025	2024
Land	$199	$188
Buildings and improvements	1,705	1,562
Machinery and equipment	4,389	4,043
Construction in progress	299	270
Gross plant and equipment	6,592	6,063
Accumulated depreciation	(4,362)	(4,027)
Net plant and equipment	$2,230	$2,036

The Company's U.S. businesses primarily compute depreciation on an accelerated basis. The majority of the Company's international businesses compute depreciation on a straight-line basis. The ranges of useful lives used to depreciate plant and equipment are as follows:

Buildings and improvements	5—50 years
Machinery and equipment	3—12 years

Depreciation was $317 million, $301 million and $282 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Accrued warranties— The Company accrues for product warranties based on historical experience. The changes in accrued warranties for the years ended December 31, 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
Beginning balance	$52	$48	$42
Charges	(60)	(58)	(51)
Provision charged to expense	63	63	56
Foreign currency translation	2	(1)	1
Ending balance	$57	$52	$48

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance that expands the disclosure requirements for income taxes. The new guidance requires disclosure of specific categories and greater disaggregation of information presented in the effective tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. The Company adopted this new guidance beginning with its annual reporting for the year ended December 31, 2025 and applied the new disclosure requirements prospectively. The new guidance did not have any impact on the Company’s results of operations, financial position or cash flows for the period. Refer to Note 6. Income Taxes for additional information.

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

(2)    Acquisitions

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The Company has completed the allocation of purchase price for both of these acquisitions. On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired, and subject to certain closing adjustments. The allocation of purchase price for this acquisition will be completed as soon as practicable, but no later than one year from the acquisition date. These acquisitions were not material, individually or in the aggregate, to the Company's results of operations, financial position or cash flows.

(3)    Divestitures

The Company routinely reviews its portfolio of businesses relative to its business portfolio criteria and evaluates if further portfolio refinements may be needed. As such, the Company may commit to a plan to exit or dispose of certain businesses and present them as held for sale in periods prior to the sale of the business.

In the fourth quarter of 2022, plans were approved to divest one business in the Specialty Products segment. This business was presented as held for sale beginning in the fourth quarter of 2022. This business was sold on April 3, 2023, with no significant gain or loss upon sale. Operating revenue related to this business that was included in the Company's results of operations for the twelve months ended December 31, 2023 was $9 million.

(4)    Operating Revenue

The Company's 88 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the twelve months ended December 31, 2025, 2024 and 2023 was as follows:

In millions	2025	2024	2023
Automotive OEM	$3,288	$3,188	$3,235
Food Equipment	2,699	2,647	2,622
Test & Measurement and Electronics	2,825	2,818	2,832
Welding	1,890	1,851	1,902
Polymers & Fluids	1,765	1,764	1,804
Construction Products	1,820	1,909	2,033
Specialty Products	1,775	1,743	1,697
Total Segments	16,062	15,920	16,125
Intersegment revenue	(18)	(22)	(18)
Total	$16,044	$15,898	$16,107

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

Specialty Products— This segment is focused on diversified niche market opportunities with substantial patent protection producing beverage packaging equipment and consumables, product coding and marking equipment and consumables, and appliance components and fasteners. This segment primarily serves the food and beverage, consumer durables, airlines, general industrial, industrial capital goods and printing and publishing markets. Products in this segment include:

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

(5)    Other Income (Expense)

Other income (expense) for the twelve months ended December 31, 2025, 2024 and 2023 consisted of the following:

In millions	2025	2024	2023
Other net periodic benefit income	$42	$28	$33
Interest income	40	44	51
Equity income in Wilsonart	—	—	—
Gain (loss) on sale of operations and affiliates	—	—	1
Gain on sale of noncontrolling interest in Wilsonart	—	363	—
Income (loss) from investments	—	—	2
Gain (loss) on foreign currency transactions, net	(35)	7	(39)
Other, net	(5)	(1)	1
Total other income (expense)	$42	$441	$49

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

On August 5, 2024, the Company entered into a purchase agreement with affiliates of CD&R for the sale of the Company's noncontrolling equity interest in Wilsonart for $398 million. The transaction closed immediately after the execution of the purchase agreement. Proceeds from the transaction, net of transaction costs, were $395 million, resulting in a pre-tax gain of $363 million which was included in Other income (expense) in the Statement of Income. Income taxes on the gain were more than offset by a discrete tax benefit of $107 million in the third quarter of 2024 related to the utilization of capital loss carryforwards upon the sale of Wilsonart. Refer to Note 6. Income Taxes for further information.

(6)     Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States, which extended and modified certain provisions of the 2017 Tax Cuts and Jobs Act (the "TCJA"). The provisions of the OBBBA did not have any impact on the Company's operating results, financial position or cash flows for the twelve months ended December 31, 2025, and is not expected to have a material impact on future periods.

Noncurrent income taxes payable— On December 22, 2017, the TCJA was enacted in the United States. The provisions of the TCJA significantly revised the U.S. corporate income tax rules. In connection with the enactment of the TCJA, the Company recorded a one-time additional income tax expense of $676 million in the fourth quarter of 2017 related to a one-time repatriation tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. A portion of the resulting income taxes payable could be paid in installments over eight years. The final installment of the noncurrent income taxes payable related to the one-time repatriation tax of $151 million was reported in Income taxes payable as of December 31, 2024, and paid when due during the twelve months ended December 31, 2025.

Provision for income taxes— The components of the provision for income taxes for the twelve months ended December 31, 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
U.S. federal income taxes:
Current	$418	$486	$455
Deferred	(25)	(576)	(111)
Total U.S. federal income taxes	393	(90)	344
Foreign income taxes:
Current	413	515	405
Deferred	5	487	31
Total foreign income taxes	418	1,002	436
State income taxes:
Current	86	109	94
Deferred	3	(87)	(8)
Total state income taxes	89	22	86
Total provision for income taxes	$900	$934	$866

Income before taxes for domestic and foreign operations for the twelve months ended December 31, 2025, 2024 and 2023 was as follows:

In millions	2025	2024	2023
Domestic	$2,384	$2,603	$1,953
Foreign	1,582	1,819	1,870
Total income before taxes	$3,966	$4,422	$3,823

Effective with the Company's annual disclosures for the year ended December 31, 2025, the Company prospectively adopted new guidance which requires disclosure of specific categories and greater disaggregation of information presented in the effective tax rate reconciliation. The following table is a reconciliation between the U.S. federal statutory tax rate and the effective tax rate for the twelve months ended December 31, 2025:

	2025
Dollars in millions	Income Taxes	Tax Rate
U.S. federal statutory tax rate	$833	21.0%
State income taxes, net of U.S. federal tax benefit	70	1.8
Foreign tax effects	82	2.1
Effect of cross-border tax laws:
Foreign-derived deduction eligible income	(45)	(1.1)
Other	(34)	(0.9)
Tax credits	(12)	(0.3)
Change in valuation allowances	(6)	(0.2)
Nontaxable or nondeductible items	(2)	—
Changes in unrecognized tax benefits	13	0.3
Other	1	—
Effective tax rate	$900	22.7%

State income taxes in California, Illinois, Pennsylvania, Minnesota, and Florida made up the majority of State income taxes, net of U.S. federal tax benefit for the twelve months ended December 31, 2025.

The following table is a reconciliation between the U.S. federal statutory rate and the effective tax rate for the twelve months ended December 31, 2024 and 2023:

	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of U.S. federal tax benefit	2.0	1.8
Differences between U.S. federal statutory and foreign tax rates	1.0	1.1
U.S. tax effect of foreign earnings	0.5	0.8
Remeasurement of unrecognized tax benefit	1.6	0.6
Change in valuation allowances	(2.3)	0.5
Intellectual property reorganization	(1.1)	—
Audit resolution	0.1	(0.2)
Excess tax benefits from stock-based compensation	(0.3)	(0.5)
Foreign-derived intangible income	(1.2)	(1.4)
Other, net	(0.2)	(1.1)
Effective tax rate	21.1%	22.6%

The Company's effective tax rate for the twelve months ended December 31, 2025, 2024 and 2023 was 22.7%, 21.1% and 22.6%, respectively. The 2025 effective tax rate included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards. Additionally, the 2025 effective tax rate benefited from a discrete tax benefit in the third quarter of 2025 of $43 million related to the estimated U.S. federal tax liability for 2024, partially offset by a $16 million discrete tax expense related primarily to the resolution of a foreign tax audit. The 2024 effective tax rate benefited from discrete income tax benefits during the third quarter of 2024 of $107 million related to the utilization of capital loss carryforwards upon the sale of Wilsonart and $87 million related to a reorganization of the Company's intellectual property, partially offset by a $73 million discrete tax expense related to the remeasurement of unrecognized tax benefits associated with various intercompany transactions. The 2023 effective tax rate benefited from a discrete income tax benefit of $20 million in the second quarter of 2023 related to amended 2021 U.S. taxes. Additionally, the effective tax rates for 2025, 2024 and 2023 included discrete income tax benefits of $8 million, $14 million, and $20 million, respectively, related to excess tax benefits from stock-based compensation.

Upon repatriation of foreign earnings to the U.S., the Company may be subject to foreign withholding taxes. The accrual for foreign withholding taxes related to the expected repatriation of foreign held cash and equivalents as of December 31, 2025 and 2024 was $47 million and $44 million, respectively.

Deferred foreign withholding taxes have not been provided on undistributed earnings considered permanently invested. As of December 31, 2025, undistributed earnings of certain international subsidiaries that are considered permanently invested were approximately $6 billion. Determination of the related deferred tax liability is not practicable because of the complexities associated with the hypothetical calculation.

Deferred tax assets and liabilities— The components of deferred income tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	2025		2024
In millions	Asset	Liability	Asset	Liability
Goodwill and intangible assets	$511	$(491)	$553	$(476)
Inventory reserves and capitalized tax cost	54	—	54	—
Investments	19	(56)	24	(53)
Plant and equipment	23	(112)	19	(108)
Accrued expenses and reserves	32	—	35	—
Employee benefit accruals	129	—	137	—
Foreign tax credit carryforwards	15	—	13	—
Net operating loss carryforwards	494	—	465	—
Capital loss carryforwards	78	—	81	—
Allowances for uncollectible accounts	12	—	11	—
Capitalized research and development	225	—	173	—
Pension liabilities	—	(60)	—	(43)
Unrealized loss (gain) on foreign debt instruments	43	—	—	(98)
Operating leases	62	(62)	56	(56)
Other	37	(53)	32	(53)
Gross deferred income tax assets (liabilities)	1,734	(834)	1,653	(887)
Valuation allowances	(535)	—	(516)	—
Total deferred income tax assets (liabilities)	$1,199	$(834)	$1,137	$(887)

The valuation allowances recorded as of December 31, 2025 and 2024 related primarily to certain net operating loss carryforwards and capital loss carryforwards. As of December 31, 2025, the Company had utilized all realizable foreign tax credit carryforwards.

As of December 31, 2025, the Company had net operating loss carryforwards available to offset future taxable income in the U.S. and certain foreign jurisdictions, which expire as follows:

Gross
In millions	Carryforwards
2026	$1
2027	—
2028	1
2029	3
2030	—
2031	—
2032-2050	899
Do not expire	992
Total gross carryforwards related to net operating losses	$1,896

Cash paid for income taxes, net of refunds— Effective with the Company's annual disclosures for the year ended December 31, 2025, the Company prospectively adopted new guidance which requires disaggregation of income taxes paid by jurisdiction. The following table presents income taxes paid by jurisdiction, net of refunds, for the twelve months ended December 31, 2025:

In millions	2025
U.S. federal	$516
State	78
Foreign	458
Total cash paid for income taxes, net of refunds	$1,052

Jurisdictions representing greater than 5% of total cash paid for income taxes, net of refunds, for the twelve months ended December 31, 2025 included China and Germany, which were $92 million and $74 million, respectively.

Unrecognized tax benefits— The changes in the amount of unrecognized tax benefits for the twelve months ended December 31, 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
Beginning balance	$359	$329	$314
Additions based on tax positions related to the current year	7	35	21
Additions for tax positions of prior years	27	37	48
Reductions for tax positions of prior years	(18)	(30)	(33)
Settlements	(82)	—	(23)
Foreign currency translation	17	(12)	2
Ending balance	$310	$359	$329

Included in the balance as of December 31, 2025 were approximately $281 million of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate.

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

The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States – Federal	2019-2025
United Kingdom	2017-2025
Germany	2019-2025
France	2023-2025
Australia	2015-2025

The Company recognizes interest and penalties related to income tax matters in income tax expense. The accrual for interest and penalties as of December 31, 2025 and 2024 was $75 million and $69 million, respectively.

(7)     Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the twelve months ended December 31, 2025, 2024 and 2023 was as follows:

In millions except per share amounts	2025	2024	2023
Net Income	$3,066	$3,488	$2,957
Net income per share—Basic:
Weighted-average common shares	291.5	296.8	302.6
Net income per share—Basic	$10.52	$11.75	$9.77
Net income per share—Diluted:
Weighted-average common shares	291.5	296.8	302.6
Effect of dilutive stock options and restricted stock units	0.8	1.0	1.0
Weighted-average common shares assuming dilution	292.3	297.8	303.6
Net income per share—Diluted	$10.49	$11.71	$9.74

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.4 million, 0.2 million and 0.3 million antidilutive options outstanding for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

(8)     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2025 and 2024 were as follows:

In millions	Automotive OEM	Food Equipment	Test & Measurement and Electronics	Welding	Polymers & Fluids	Construction Products	Specialty Products	Total
Balance, December 31, 2023	$466	$251	$1,735	$251	$834	$506	$866	$4,909
Acquisitions / divestitures	—	—	71	—	—	—	—	71
Foreign currency translation	(21)	(9)	(26)	(11)	(31)	(18)	(25)	(141)
Balance, December 31, 2024	445	242	1,780	240	803	488	841	4,839
Acquisitions / divestitures	—	—	64	—	—	—	—	64
Foreign currency translation	35	17	39	14	37	19	34	195
Balance, December 31, 2025	$480	$259	$1,883	$254	$840	$507	$875	$5,098
Cumulative goodwill impairment charges, December 31, 2025	$24	$60	$83	$5	$15	$7	$46	$240

Intangible assets as of December 31, 2025 and 2024 were as follows:

	2025			2024
In millions	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Customer lists and relationships	$1,804	$(1,610)	$194	$1,748	$(1,576)	$172
Trademarks and brands	720	(624)	96	717	(602)	115
Patents and proprietary technology	638	(599)	39	635	(596)	39
Other	515	(500)	15	516	(497)	19
Total amortizable intangible assets	3,677	(3,333)	344	3,616	(3,271)	345
Indefinite-lived intangible assets:
Trademarks and brands	247	—	247	247	—	247
Total intangible assets	$3,924	$(3,333)	$591	$3,863	$(3,271)	$592

On January 2, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $57 million, net of cash acquired. On April 1, 2024, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $59 million, net of cash acquired. The Company has completed the allocation of purchase price for both of these acquisitions. On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired, and subject to certain closing adjustments. The allocation of purchase price for this acquisition will be completed as soon as practicable, but no later than one year from the acquisition date. These acquisitions were not material, individually or in the aggregate, to the Company's results of operations, financial position or cash flows.

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarter of 2025, 2024 and 2023. There were no impairment charges as a result of these assessments.

As of December 31, 2025, the estimated future amortization expense of intangible assets for the twelve months ending December 31 was as follows:

In millions
2026	$65
2027	53
2028	43
2029	38
2030	31

(9)    Leases

The Company's lease transactions are primarily for the use of facilities, vehicles and office equipment under operating lease arrangements. Total rental expense for operating leases for the twelve months ended December 31, 2025, 2024 and 2023 was $149 million, $143 million and $132 million, respectively. Total rental expense for the twelve months ended December 31, 2025, 2024 and 2023 included $75 million, $65 million and $60 million, respectively, related to short-term operating leases and variable lease payments. Short-term operating leases have original terms of one year or less, or can be terminated at the Company's option with a short notice period and without significant penalty, and are not capitalized.

The following table summarizes information related to the Company's capitalized operating leases for 2025, 2024 and 2023:

Dollars in millions	2025	2024	2023
Rental expense related to capitalized operating leases	$74	$78	$72
Cash paid related to maturities of operating lease liabilities	$70	$77	$70
Right-of-use assets obtained in exchange for operating lease liabilities	$75	$79	$82

Right-of-use assets	$294	$266

Current portion of operating lease liabilities	$62	$57
Long-term portion of operating lease liabilities	180	158
Operating lease liabilities	$242	$215

Weighted-average remaining lease term	5.1 years	4.7 years
Weighted-average discount rate	3.53%	3.30%

The right-of-use assets related to operating leases and the current and long-term portions of operating lease liabilities were included in Other assets, Accrued expenses and Other liabilities, respectively, in the Statement of Financial Position. The weighted-average discount rate was based on the incremental borrowing rate of the Company and its subsidiaries. As of December 31, 2025, future maturities of operating lease liabilities for the twelve months ending December 31 were as follows:

In millions
2026	$69
2027	60
2028	44
2029	31
2030	22
2031 and future years	41
Total future minimum lease payments	267
Less: Imputed interest	(25)
Operating lease liabilities	$242

(10)    Debt

Total debt as of December 31, 2025 and 2024 was as follows:

In millions	2025	2024
Short-term debt	$2,286	$1,555
Long-term debt	6,683	6,308
Total debt	$8,969	$7,863

Short-term debt— Short-term debt represents obligations with a maturity date of one year or less and is stated at cost, which approximates fair value. Short-term debt also includes current maturities of long-term debt that have been reclassified to short-term, and excludes short-term debt classified as long-term because the Company has the intent and ability to extend the maturity date beyond one year. Short-term debt as of December 31, 2025 and 2024 consisted of the following:

In millions	2025	2024
Current maturities of long-term debt	$999	$777
Commercial paper	1,287	778
Total short-term debt	$2,286	$1,555

As of December 31, 2025, current maturities of long-term debt included $999 million related to the 2.65% notes due November 15, 2026, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2025. As of December 31, 2024, current maturities of long-term debt included $777 million related to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement") with an interest rate of 3.61%, which was classified as Short-term debt since the debt, including the options to extend the termination date, was due on April 30, 2025. The weighted-average interest rate on commercial paper outstanding was 3.84% and 4.56% as of December 31, 2025 and 2024, respectively.

The Company may issue commercial paper to fund general corporate needs, share repurchases, and small and medium-sized acquisitions. During the fourth quarter of 2022, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. No amounts were outstanding under the revolving credit facility as of December 31, 2025 or 2024. The Company was also in compliance with the financial covenants of the revolving credit facility as of December 31, 2025, which included a minimum interest coverage ratio.

As of December 31, 2025, the Company had unused capacity of approximately $210 million under international debt facilities. In the ordinary course of business, the Company also had approximately $265 million outstanding in guarantees, letters of credit and other similar arrangements with financial institutions as of December 31, 2025.

Long-term debt— Long-term debt represents obligations with a maturity date greater than one year or where the Company has the intent and ability to extend the maturity date beyond one year, and excludes current maturities that have been reclassified to short-term debt. Long-term debt at carrying value and fair value as of December 31, 2025 and 2024 consisted of the following:

		2025		2024
In millions	Effective Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2.65% notes due November 15, 2026	2.69%	$999	$991	$998	$971
Euro Credit Agreement due February 28, 2027	Variable	881	881	777	777
0.625% Euro notes due December 5, 2027	0.71%	586	567	515	490
3.25% Euro notes due May 17, 2028	3.38%	759	776	668	685
2.125% Euro notes due May 22, 2030	2.18%	585	568	515	501
1.00% Euro notes due June 5, 2031	1.09%	583	530	513	460
3.375% Euro notes due May 17, 2032	3.51%	986	1,005	867	901
3.00% Euro notes due May 19, 2034	3.13%	579	567	509	511
4.875% notes due September 15, 2041	4.97%	639	633	639	610
3.90% notes due September 1, 2042	3.96%	1,085	933	1,084	900
Total		7,682	$7,451	7,085	$6,806
Less: Current maturities of long-term debt		(999)		(777)
Total long-term debt		$6,683		$6,308

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

In November 2016, the Company issued $1.0 billion of 2.65% notes due November 15, 2026 at 99.685% of face value, which were reclassified from Long-term to Short-term debt in the fourth quarter of 2025.

In June 2019, the Company issued €600 million of 0.25% Euro notes due December 5, 2024 at 99.662% of face value, which were repaid on the due date, €500 million of 0.625% Euro notes due December 5, 2027 at 99.343% of face value and €500 million of 1.00% Euro notes due June 5, 2031 at 98.982% of face value.

On May 5, 2023, the Company entered into a €1.3 billion Euro Credit Agreement with a termination date of May 3, 2024; provided, however, that the Company may extend the termination date by six months on up to two occasions. On May 12, 2023, the Company borrowed €1.3 billion of Euro term loans under the Euro Credit Agreement. Proceeds from the borrowing were used for general corporate purposes, including the repayment of outstanding debt. Any loan under the Euro Credit Agreement may not be re-borrowed once repaid, in full or in part, and will bear interest at a per annum rate equal to the applicable EURIBOR (adjusted for any statutory reserves) plus 0.75% for the interest period selected by the Company of one, three or six months. The first and second options to extend the termination date were both exercised in 2024. On May 22, 2024, the Company repaid €550 million of the term loans under the Euro Credit Agreement using a portion of the proceeds from the Euro notes issued on May 17, 2024, as discussed below. As of December 31, 2024, the Company had $777 million outstanding under the Euro Credit Agreement with an interest rate of 3.61%, which was classified as Short-term debt since the debt, including the options to extend the termination date, was due on April 30, 2025.

In May 2024, the Company issued €650 million of 3.25% Euro notes due May 17, 2028 at 99.525% of face value and €850 million of 3.375% Euro notes due May 17, 2032 at 99.072% of face value. Proceeds from the issuance were used for general corporate purposes, including the repayment of a portion of the indebtedness under the commercial paper program and the Euro Credit Agreement.

On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of December 31, 2025, the Company had $881 million outstanding under the Euro Credit Agreement with an interest rate of 2.77%, which was reclassified from Short-term debt to Long-term debt in the first quarter of 2025.

The outstanding balances of the Euro notes issued in May 2014, May 2015, June 2019 and May 2024, and the term loan under the Euro Credit Agreement are designated as hedges of a portion of the Company's net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). Refer to Note 13. Stockholders' Equity for additional information regarding the net investment hedge.

All of the Company's long-term debt listed above represent senior unsecured obligations ranking equal in right of payment. As of December 31, 2025, scheduled future maturities of long-term debt, including current maturities of long-term debt, for the twelve months ending December 31 were as follows:

In millions
2026	$999
2027	1,467
2028	759
2029	—
2030	585
2031 and future years	3,872
Total	$7,682

(11)    Pension and Other Postretirement Benefits

The Company has both funded and unfunded defined benefit pension and other postretirement benefit plans, predominately in the U.S. The U.S. primary pension plan provides benefits based on years of service and final average salary. The U.S. primary postretirement health care plan is contributory with the participants' contributions adjusted annually. The U.S. primary postretirement life insurance plan is noncontributory. Beginning January 1, 2007, the U.S. primary pension and other postretirement benefit plans were closed to new participants. Newly hired employees and employees from acquired businesses that are not participating in these plans are eligible for additional Company contributions under the existing U.S. primary defined contribution retirement plans. The Company's expense related to defined contribution plans was $119 million in 2025, $117 million in 2024, and $117 million in 2023. In addition to the U.S. plans, the Company also has defined benefit pension plans in certain other countries, mainly the United Kingdom, Canada, Germany and Switzerland.

Summarized information regarding net periodic benefit cost included in the Statement of Income related to the Company's significant defined benefit pension and other postretirement benefit plans for the twelve months ended December 31, 2025, 2024 and 2023 is as follows:

	Pension			Other Postretirement Benefits
In millions	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$32	$36	$35	$4	$4	$5
Interest cost	92	92	94	24	24	23
Expected return on plan assets	(129)	(133)	(129)	(26)	(22)	(22)
Amortization of actuarial (gain) loss	4	6	3	(9)	(2)	(4)
Amortization of prior service cost	1	1	1	—	—	—
Settlement loss	1	6	—	—	—	—
Total net periodic benefit cost (income)	$1	$8	$4	$(7)	$4	$2

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company used the most recently published mortality improvement scale from the Society of Actuaries, MP-2021, to measure its U.S. pension and other postretirement benefit obligations as of December 31, 2025 and 2024, which did not have a significant impact.

The following table provides a rollforward of the plan benefit obligations for the twelve months ended December 31, 2025 and 2024:

	Pension		Other Postretirement Benefits
In millions	2025	2024	2025	2024
Change in benefit obligation:
Beginning balance	$1,870	$2,069	$465	$499
Service cost	32	36	4	4
Interest cost	92	92	24	24
Plan participants' contributions	1	1	10	9
Actuarial (gain) loss	11	(130)	12	(26)
Benefits paid	(177)	(177)	(44)	(46)
Medicare subsidy received	—	—	1	1
Foreign currency translation	55	(21)	—	—
Ending balance	$1,884	$1,870	$472	$465
Accumulated benefit obligation as of December 31	$1,816	$1,790

For the years ended December 31, 2025 and 2024, the actuarial (gain) loss related to the Company's pension and other postretirement benefit obligations was primarily related to changes in discount rates. Refer to the Assumptions section below for further details related to the discount rates used in the valuations of pension and other postretirement benefit obligations.

The following table provides a rollforward of the plan assets and a reconciliation of funded status for the twelve months ended December 31, 2025 and 2024:

	Pension		Other Postretirement Benefits
In millions	2025	2024	2025	2024
Change in plan assets:
Beginning balance	$2,053	$2,171	$400	$358
Actual return on plan assets	172	19	47	44
Company contributions	22	60	30	35
Plan participants' contributions	1	1	10	9
Benefits paid	(177)	(177)	(44)	(46)
Foreign currency translation	61	(21)	—	—
Ending balance	$2,132	$2,053	$443	$400
Reconciliation of funded status:
Funded status	$248	$183	$(29)	$(65)
Other immaterial plans	(48)	(48)	(3)	(3)
Net asset (liability) as of December 31	$200	$135	$(32)	$(68)
The amounts recognized in the Statement of Financial Position as of December 31 consist of:
Other assets	$368	$305	$20	$—
Accrued expenses	(12)	(11)	(3)	(3)
Other noncurrent liabilities	(156)	(159)	(49)	(65)
Net asset (liability) as of December 31	$200	$135	$(32)	$(68)
The pre-tax amounts recognized in accumulated other comprehensive (income) loss consist of:
Net actuarial (gain) loss	$445	$482	$(108)	$(108)
Prior service cost	1	2	—	—
Pre-tax accumulated other comprehensive (income) loss as of December 31	$446	$484	$(108)	$(108)

As of December 31, 2025 and 2024, pension plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $128 million and $159 million, respectively, and plan assets of $29 million and $56 million, respectively. As of December 31, 2025 and 2024, pension plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $124 million and $155 million, respectively, and plan assets of $29 million and $56 million, respectively.

Assumptions— The weighted-average assumptions used in the valuations of pension and other postretirement benefits were as follows:

	Pension			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Assumptions used to determine benefit obligations as of December 31:
Discount rate	5.15%	5.30%	4.69%	5.46%	5.66%	5.01%
Rate of compensation increases	3.26%	3.43%	3.39%
Interest crediting rate - U.S. cash balance plan	3.75%	3.75%	3.75%
Assumptions used to determine net periodic benefit cost for the twelve months ended December 31:
Discount rate	5.30%	4.69%	4.94%	5.66%	5.01%	5.19%
Expected return on plan assets	5.39%	5.33%	5.27%	6.50%	6.50%	6.75%
Rate of compensation increases	3.43%	3.39%	3.46%
Interest crediting rate - U.S. cash balance plan	3.75%	3.75%	3.75%

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

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care benefit plans. The assumed health care cost trend rates used to determine the postretirement benefit obligation as of December 31 were as follows:

	2025	2024	2023
Health care cost trend rate assumed for the next year	7.30%	8.00%	7.50%
Ultimate trend rate	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2035	2035	2033

Plan assets— The Company's overall investment strategy for the assets in the pension funds is to achieve a balance between the goals of growing plan assets and keeping risk at a reasonable level over a long-term investment horizon. In order to reduce unnecessary risk, the pension funds are diversified across several asset classes, securities and investment managers. The target allocations for plan assets are 10% to 25% equity investments, 75% to 90% fixed income investments and 0% to 10% in other types of investments. The Company does not use derivatives for the purpose of speculation, leverage, circumventing investment guidelines or taking risks that are inconsistent with specified guidelines.

The assets in the Company's postretirement health care plan are primarily invested in life insurance policies. The Company's overall investment strategy for the assets in the postretirement health care fund is to invest in assets that provide a reasonable tax exempt rate of return while preserving capital.

The following tables present the fair value of the Company's pension and other postretirement benefit plan assets as of December 31, 2025 and 2024 by asset category and valuation methodology. Level 1 assets are valued using unadjusted quoted prices for identical assets in active markets. Level 2 assets are valued using quoted prices or other observable inputs for similar assets. Level 3 assets are valued using unobservable inputs, but reflect the assumptions market participants would be expected to use in pricing the assets. Each financial instrument's categorization is based on the lowest level of input that is significant to the fair value measurement.

	2025
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$44	$44	$—	$—
Fixed income securities:
Government securities	307	—	307	—
Corporate debt securities	820	—	820	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Mutual funds	29
Collective trust funds	924
Partnerships/private equity interests	1
Other	6	—	6	—
Total fair value of pension plan assets	$2,132	$44	$1,133	$1

Other Postretirement Benefit Plan Assets:
Life insurance policies	$443
Total fair value of other postretirement benefit plan assets	$443	$—	$—	$—

	2024
In millions	Total	Level 1	Level 2	Level 3
Pension Plan Assets:
Cash and equivalents	$32	$26	$6	$—
Fixed income securities:
Government securities	300	—	300	—
Corporate debt securities	780	—	780	—
Investment contracts with insurance companies	1	—	—	1
Commingled funds:
Mutual funds	25
Collective trust funds	909
Partnerships/private equity interests	2
Other	4	—	4	—
Total fair value of pension plan assets	$2,053	$26	$1,090	$1

Other Postretirement Benefit Plan Assets:
Life insurance policies	$400
Total fair value of other postretirement benefit plan assets	$400	$—	$—	$—

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

Cash flows— The Company generally funds its pension and other postretirement benefit plans as required by law or to the extent such contributions are tax deductible. The Company expects to contribute approximately $24 million to its pension plans and $31 million to its other postretirement benefit plans in 2026. As of December 31, 2025, the Company's portion of the future benefit payments that are expected to be paid during the twelve months ending December 31 is as follows:

In millions	Pension	Other Postretirement Benefits
2026	$166	$38
2027	164	38
2028	169	38
2029	169	38
2030	172	38
Years 2031-2035	797	182

(12)    Commitments and Contingencies

The Company is subject to various legal proceedings and claims, governmental inquiries, inspections, or investigations that arise in the ordinary course of business, including those involving environmental, product liability (including toxic tort) and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other similar matters. The Company believes resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, liquidity or future operations.

(13)    Stockholders' Equity

Preferred stock— Preferred stock, without par value, of which 0.3 million shares are authorized and unissued, is issuable in series. The Board of Directors is authorized to fix by resolution the designation and characteristics of each series of preferred stock. The Company has no present commitment to issue its preferred stock.

Share repurchases— On May 7, 2021, the Company announced a stock repurchase program which provided for the repurchase of up to $3.0 billion of the Company's common stock over an open-ended period of time (the "2021 Program"). Under the 2021 Program, the Company repurchased approximately 7.1 million shares of its common stock at an average price of $210.46 per share during 2022 and approximately 6.3 million shares of its common stock at an average price of $235.35 per share during 2023. The 2021 Program was completed in the fourth quarter of 2023.

On August 4, 2023, the Company announced a stock repurchase program which provides for the repurchase of up to an additional $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). Under the 2023 Program, the Company repurchased approximately 38,000 shares of its common stock at an average price of $263.44 per share during the fourth quarter of 2023, approximately 5.9 million shares of its common stock at an average price of $254.04 per share during 2024 and approximately 6.0 million shares of its common stock at an average price of $251.20 per share during 2025. As of December 31, 2025, there were approximately $2.0 billion of authorized repurchases remaining under the 2023 Program.

Cash Dividends— Cash dividends declared were $6.22 per share in 2025, $5.80 per share in 2024 and $5.42 per share in 2023. Cash dividends paid were $6.11 per share in 2025, $5.70 per share in 2024 and $5.33 per share in 2023.

Accumulated other comprehensive income (loss)— The changes in accumulated other comprehensive income (loss) during 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
Beginning balance	$(1,877)	$(1,834)	$(1,841)

Foreign currency translation adjustments during the period	(120)	(62)	16
Foreign currency translation adjustments reclassified to income	—	30	(1)
Income taxes	141	(72)	26
Total foreign currency translation adjustments, net of tax	21	(104)	41

Pension and other postretirement benefit adjustments during the period	41	67	(45)
Pension and other postretirement benefit adjustments reclassified to income	(3)	13	—
Income taxes	(9)	(19)	11
Total pension and other postretirement benefit adjustments, net of tax	29	61	(34)

Ending balance	$(1,827)	$(1,877)	$(1,834)

In 2024, foreign currency translation adjustments reclassified to income related primarily to the sale of the noncontrolling interest in Wilsonart in the third quarter of 2024. In 2023, foreign currency translation adjustments reclassified to income primarily related to the exit of immaterial foreign operations. Pension and other postretirement benefit adjustments reclassified to income related primarily to settlements, the amortization of actuarial gains and losses and prior service cost. In 2024, pension and other post retirement benefit adjustments reclassified to income also included the sale of the noncontrolling interest in Wilsonart. Refer to Note 5. Other Income (Expense) and Note 11. Pension and Other Postretirement Benefits for additional information.

The outstanding balances of the Euro notes issued in May 2014, May 2015, June 2019 and May 2024, and the Euro term loan under the Euro Credit Agreement are designated as hedges of a portion of the Company's net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The amount of pre-tax gain (loss) related to these notes that was recorded in Other comprehensive income (loss) for the twelve months ended December 31, 2025, 2024 and 2023 was $(589) million, $301 million and $(109) million, respectively. The carrying value of the outstanding balance of Euro-denominated debt that was designated as a net investment hedge as of December 31, 2025 and December 31, 2024 was $5.0 billion and $4.4 billion, respectively. Refer to Note 10. Debt for additional information regarding the Company's outstanding Euro debt.

As of December 31, 2025 and 2024, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.6 billion and $1.6 billion, respectively, and after-tax unrecognized pension and other postretirement benefits costs of $237 million and $266 million, respectively.

(14)    Stock-Based Compensation

On May 3, 2024, the 2024 Long-Term Incentive Plan (the "2024 Plan") was approved by shareholders, and became effective on June 30, 2024 (the "Effective Date"). Subsequent to the Effective Date, no additional awards will be granted to employees under the 2015 Long-Term Incentive Plan (the "2015 Plan"). The 2024 Plan allows for the issuance of up to 11.5 million shares of ITW common stock for awards granted under the plan, of which 3.5 million shares were subject to awards outstanding under the 2015 Plan as of the Effective Date and are available for rollover should the awards expire, terminate or be forfeited. The significant terms of stock options and restricted stock units ("RSUs") were not changed under the 2024 Plan. Stock options and RSUs are issued to officers and/or other management employees under these plans. Stock options generally vest over a four-year period and have an expiration of ten years from the issuance date. RSUs generally "cliff" vest after a three-year period and include units with and without performance criteria. RSUs with performance criteria provide for full "cliff" vesting after three years if the Compensation Committee of the Board of Directors certifies that the performance goals have been met. Upon vesting, the holder will receive one share of common stock of the Company for each vested restricted stock unit. The Company generally issues shares from treasury stock to cover exercised options and vested RSUs.

The Company records compensation expense for the grant-date fair value of stock awards over the remaining service periods of those awards. The following table summarizes the Company's stock-based compensation expense for the twelve months ended December 31, 2025, 2024 and 2023:

In millions	2025	2024	2023
Pre-tax stock-based compensation expense	$69	$61	$69
Tax benefit	(7)	(8)	(7)
Total stock-based compensation expense, net of tax	$62	$53	$62

The following table summarizes activity related to non-vested RSUs for the twelve months ended December 31, 2025:

Shares in millions	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2025	0.6	$236.70
Granted	0.3	254.85
Vested	(0.2)	219.60
Canceled	(0.1)	249.50
Unvested, December 31, 2025	0.6	250.82

The following table summarizes stock option activity for the twelve months ended December 31, 2025:

In millions except exercise price and contractual terms	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2025	2.7	$190.79
Granted	0.2	258.11
Exercised	(0.4)	150.18
Under option, December 31, 2025	2.5	203.75	5.4	$112
Exercisable, December 31, 2025	1.9	189.68	4.6	$107

The fair value of RSUs is equal to the common stock fair market value on the date of the grant. RSUs provide for dividend equivalents payable in additional RSUs for dividends that would have been paid during the vesting period. Stock option exercise prices are equal to the common stock fair market value on the date of grant. The Company estimates forfeitures based on historical rates for awards with similar characteristics. The Company uses a binomial option pricing model to estimate the fair value of the stock options granted. The following summarizes the assumptions used in the option valuations for the twelve months ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Risk-free interest rate	4.30-4.67%	4.22-4.90%	3.92-4.86%
Weighted-average volatility	21.0%	20.0%	22.0%
Dividend yield	2.25%	2.21%	2.13%
Expected years until exercise	8.3-9.3	8.3-9.5	8.6-9.2

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

The weighted-average grant-date fair value of stock options granted for the twelve months ended December 31, 2025, 2024 and 2023 was $71.97, $68.98 and $67.16 per share, respectively. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2025, 2024 and 2023 was $49 million, $55 million and $79 million, respectively. Exercise of stock options during the twelve months ended December 31, 2025, 2024 and 2023 resulted in cash receipts of $65 million, $52 million and $53 million, respectively. The total grant-date fair value of vested stock option awards during the twelve months ended December 31, 2025, 2024 and 2023 was $18 million, $18 million and $18 million, respectively. As of December 31, 2025, there was $10 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of RSU awards granted for the twelve months ended December 31, 2025, 2024 and 2023 was $254.85, $243.77 and $232.21, respectively. The total grant-date fair value of vested RSU awards during the twelve months ended December 31, 2025, 2024 and 2023 was $46 million, $52 million and $35 million, respectively. As of December 31, 2025, there was $57 million of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average remaining contractual life of 1.8 years.

(15)    Other Balance Sheet Information

Other balance sheet information as of December 31, 2025 and 2024 was as follows:

In millions	2025	2024
Prepaid expenses and other current assets:
Income tax refunds receivable	$98	$38
Value-added-tax receivables	79	67
Vendor advances	60	60
Other	226	147
Total prepaid expenses and other current assets	$463	$312

Other assets:
Cash surrender value of life insurance policies	$445	$439
Prepaid pension assets	368	305
Operating lease right-of-use assets	294	266
Customer tooling	187	176
Prepaid postretirement benefit assets	20	—
Other	196	189
Total other assets	$1,510	$1,375

Accrued expenses:
Compensation and employee benefits	$448	$407
Deferred revenue and customer deposits	340	360
Rebates	208	200
Current portion of operating lease liabilities	62	57
Warranties	57	52
Current portion of pension and other postretirement benefit obligations	15	14
Other	506	486
Total accrued expenses	$1,636	$1,576

Other liabilities:
Long-term portion of operating lease liabilities	$180	$158
Pension benefit obligation	156	159
Postretirement benefit obligation	49	65
Other	574	633
Total other liabilities	$959	$1,015

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

The Company's chief operating decision maker ("CODM") is the President & Chief Executive Officer. The CODM primarily uses operating revenue, operating income and related operating margins in assessing the current and expected long-term performance of the Company's segments, including the application of the Company's enterprise strategies which focus on profitable growth and continuous improvement to margins and returns through the application of the Company's business model. Operating income and margins are also used by the CODM when evaluating segment investments in capital projects and restructuring initiatives. The CODM regularly reviews summarized financial information related to segment operating revenue, variable margins, overhead expenses, operating income and operating margins as compared to forecasted results.

The accounting policies for the Company's segments are the same as the policies described in Note 1. Description of Business and Summary of Significant Accounting Policies. Intersegment sales transactions are accounted for at prices consistent with sales to third parties and are not considered material. Segments are allocated a fixed overhead charge for general corporate administrative expenses based on a percentage of the segment's operating revenue. Expenses not allocated to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis.

Segment operating revenue, significant expenses and operating income for 2025, 2024 and 2023 was as follows:

In millions	2025	2024	2023
Operating revenue:
Automotive OEM	$3,288	$3,188	$3,235
Food Equipment	2,699	2,647	2,622
Test & Measurement and Electronics	2,825	2,818	2,832
Welding	1,890	1,851	1,902
Polymers & Fluids	1,765	1,764	1,804
Construction Products	1,820	1,909	2,033
Specialty Products	1,775	1,743	1,697
Total segments	16,062	15,920	16,125
Intersegment revenue	(18)	(22)	(18)
Operating Revenue	$16,044	$15,898	$16,107
Variable cost of revenue:
Automotive OEM	$1,790	$1,781	$1,869
Food Equipment	1,241	1,228	1,222
Test & Measurement and Electronics	1,216	1,206	1,267
Welding	839	838	892
Polymers & Fluids	835	847	877
Construction Products	814	890	984
Specialty Products	821	814	833
Total segments	$7,556	$7,604	$7,944
Overhead expenses:
Automotive OEM	$805	$782	$805
Food Equipment	705	700	687
Test & Measurement and Electronics	915	909	879
Welding	430	416	405
Polymers & Fluids	437	433	445
Construction Products	456	460	471
Specialty Products	401	401	415
Total segments	$4,149	$4,101	$4,107
Operating income:
Automotive OEM	$693	$625	$561
Food Equipment	753	719	713
Test & Measurement and Electronics	694	703	686
Welding	621	597	605
Polymers & Fluids	493	484	482
Construction Products	550	559	578
Specialty Products	553	528	449
Total segments	4,357	4,215	4,074
Unallocated	(141)	49	(34)
Operating Income	4,216	4,264	4,040
Interest expense	(292)	(283)	(266)
Other income (expense)	42	441	49
Income Before Taxes	$3,966	$4,422	$3,823

Unallocated expenses in 2025 included higher health and welfare expenses and insurance-related expenses as compared to the prior year. Unallocated expenses in 2024 included the favorable pre-tax cumulative effect of the LIFO accounting method change of $117 million in the first quarter of 2024. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for additional information regarding this change in accounting method.

Segment depreciation and amortization and impairment of intangible assets for 2025, 2024 and 2023 was as follows:

In millions	2025	2024	2023
Depreciation and amortization and impairment of intangible assets:
Automotive OEM	$136	$129	$123
Food Equipment	41	46	41
Test & Measurement and Electronics	73	82	80
Welding	36	33	29
Polymers & Fluids	41	42	46
Construction Products	32	33	33
Specialty Products	38	37	43
Total	$397	$402	$395

Asset and capital expenditure information by segment is not regularly provided to or reviewed by the CODM and is therefore not disclosed.

Enterprise-wide information for the twelve months ended December 31, 2025, 2024 and 2023 was as follows:

In millions	2025	2024	2023
Operating Revenue by Geographic Region:
United States	$7,395	$7,374	$7,576
Canada/Mexico	1,085	1,156	1,146
Total North America	8,480	8,530	8,722
Europe, Middle East and Africa	4,162	4,101	4,147
Asia Pacific	3,079	2,961	2,935
South America	323	306	303
Total operating revenue	$16,044	$15,898	$16,107

Operating revenue by geographic region is based on the customers' locations. The Company had approximately 40% and 44% of its total net plant and equipment in the United States as of December 31, 2025 and 2024, respectively. Additionally, the Company had 16% and 16% of its total net plant and equipment in China as of December 31, 2025 and 2024, respectively. No other country represented more than 10% of the Company's net plant and equipment as of December 31, 2025 and 2024. No single customer accounted for more than 5% of consolidated revenues for the twelve months ended December 31, 2025, 2024 or 2023.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2025. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are found in Item 8. Financial Statements and Supplementary Data.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2025 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information related to Executive Officers and Directors of the Company is included under the caption "Information About Our Executive Officers" contained in Item 1. Business of this Annual Report on Form 10-K and under the caption "Proposal 1 – Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders expected to be held on May 8, 2026 (the "2026 Proxy Statement"), which is incorporated by reference into this Annual Report on Form 10-K.

Information regarding the Company's Insider Trading Policy and related policies and procedures is incorporated by reference into this Annual Report on Form 10-K from the information under the caption "Other Governance Policies and Practices" in the Company's 2026 Proxy Statement.

Information regarding the Company's Code of Ethics that applies to the Company's President & Chief Executive Officer, Senior Vice President & Chief Financial Officer, and Vice President & Chief Accounting Officer is incorporated by reference into this Annual Report on Form 10-K from the information under the caption "Other Governance Policies and Practices" in the Company's 2026 Proxy Statement. The Company's Code of Ethics is posted on the Company's website (www.itw.com).

ITEM 11. Executive Compensation

Information required by this Item 11 is included under the captions "Proposal 1 – Election of Directors" and "Proposal 2 – Advisory Vote to Approve Compensation of ITW's Named Executive Officers" contained in the Company's 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is included under the caption "Proposal 2 – Advisory Vote to Approve Compensation of ITW's Named Executive Officers" contained in the Company's 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is included under the caption "Proposal 1 - Election of Directors" in the Company's 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14. Principal Accountant Fees and Services

Information required by this Item 14 is included under the caption "Proposal 3 - Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Company's 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

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

4(n)
Description of the 3.250% Euro Notes due 2028 and 3.375% Euro Notes due 2032, filed as Exhibit 4(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 1-4797) and incorporated herein by reference.

10(a)(i)
Credit Agreement dated as of October 21, 2022 among Illinois Tool Works Inc., JPMorgan Chase Bank, N.A., as Agent, Citibank, N.A., as Syndication Agent, and a syndicate of lenders, filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on October 26, 2022 (Commission File No. 1-4797) and incorporated herein by reference.

10(a)(ii)
Amendment Agreement No. 1 to Credit Agreement dated as of February 24, 2025 among Illinois Tool Works Inc., the lender(s) party thereto and ING Bank N.V., London Branch as agent, filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on February 27, 2025 (Commission File No. 1-4797) and incorporated herein by reference.

10(a)(iii)
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

10(k)*
Form of Terms of Restricted Stock Unit Grant Pursuant to the Illinois Tool Works Inc. 2015 Long-Term Incentive Plan, filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 5, 2020 (Commission File No. 1-4797) and incorporated herein by reference.

10(l)*
Form of Stock Option Agreement Pursuant to the Illinois Tool Works Inc. 2024 Long-Term Incentive Plan, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 1-4797) and incorporated herein by reference.

10(m)*
Form of Performance Share Unit Award Agreement Pursuant to the Illinois Tool Works Inc. 2024 Long-Term Incentive Plan, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 1-4797) and incorporated herein by reference.

10(n)*
Form of Restricted Stock Unit Award Agreement Pursuant to the Illinois Tool Works Inc. 2024 Long-Term Incentive Plan, filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 1-4797) and incorporated herein by reference.

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

10(r)*	Illinois Tool Works Inc. Amended and Restated Directors' Deferred Fee Plan effective May 2, 2014, as amended on May 8, 2015, May 4, 2018, and May 3, 2024 filed herewith.

10(s)*
First Amendment to the Illinois Tool Works Inc. Executive Contributory Retirement Income Plan dated February 15, 2013, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (Commission File No. 1-4797) and incorporated herein by reference.

10(t)*
Illinois Tool Works Inc. 2026 Executive Contributory Retirement Income Plan effective January 1, 2026 filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (Commission File No. 1-4797) and incorporated herein by reference.

19
Insider Trading Policies and Procedures, filed as Exhibit 19 to the Company's Annual Reporting on Form 10-K for the fiscal year ended December31, 2024 (Commission File No. 001-04797) and incorporated herein by reference.

21	Subsidiaries and Affiliates of the Company, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit Number	Description
24	Powers of Attorney, filed herewith.

31	Rule 13a-14(a) Certifications, filed herewith.

32	Section 1350 Certification, filed herewith.

97
Policy Relating to Recovery of Erroneously Awarded Compensation, filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Commission File No. 001-04797) and incorporated herein by reference.

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
**
The following financial information from Illinois Tool Works Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Changes in Stockholders' Equity (iv) Statement of Financial Position, (v) Statement of Cash Flows and (vi) related Notes to Financial Statements.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February 2026.

ILLINOIS TOOL WORKS INC.

By:	/s/ CHRISTOPHER A. O'HERLIHY
Christopher A. O'Herlihy
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of February 2026.

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