Form 10-Q
period 2026-03-31
ILLINOIS TOOL WORKS INC
filed 2026-05-07
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at March 31, 2026: 287.7 million

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended
	March 31,
In millions except per share amounts	2026	2025
Operating Revenue	$4,016	$3,839
Cost of revenue	2,256	2,161
Selling, administrative, and research and development expenses	722	706
Amortization and impairment of intangible assets	18	21
Operating Income	1,020	951
Interest expense	(73)	(68)
Other income (expense)	20	12
Income Before Taxes	967	895
Income Taxes	199	195
Net Income	$768	$700

Net Income Per Share:
Basic	$2.66	$2.39
Diluted	$2.66	$2.38

Shares of Common Stock Outstanding During the Period:
Average	288.3	293.6
Average assuming dilution	289.1	294.5

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In millions	2026	2025
Net Income	$768	$700

Foreign currency translation adjustments, net of tax	24	—
Pension and other postretirement benefit adjustments, net of tax	1	(1)
Other comprehensive income (loss)	25	(1)

Comprehensive Income	$793	$699

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and equivalents	$827	$851
Trade receivables	3,380	3,227
Inventories	1,726	1,659
Prepaid expenses and other current assets	402	463
Total current assets	6,335	6,200

Net plant and equipment	2,230	2,230
Goodwill	5,083	5,098
Intangible assets	574	591
Deferred income taxes	505	519
Other assets	1,537	1,510
	$16,264	$16,148

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$2,545	$2,286
Accounts payable	609	522
Accrued expenses	1,534	1,636
Cash dividends payable	463	465
Income taxes payable	180	217
Total current liabilities	5,331	5,126

Noncurrent Liabilities:
Long-term debt	6,603	6,683
Deferred income taxes	158	154
Other liabilities	942	959
Total noncurrent liabilities	7,703	7,796

Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2026 and 2025 Outstanding- 287.7 shares in 2026 and 288.6 shares in 2025	6	6
Additional paid-in-capital	1,817	1,771
Retained earnings	30,454	30,150
Common stock held in treasury	(27,246)	(26,875)
Accumulated other comprehensive income (loss)	(1,802)	(1,827)
Noncontrolling interest	1	1
Total stockholders' equity	3,230	3,226
	$16,264	$16,148

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended March 31, 2026
Balance at December 31, 2025	$6	$1,771	$30,150	$(26,875)	$(1,827)	$1	$3,226
Net income	—	—	768	—	—	—	768
Common stock issued for stock-based compensation	—	28	—	6	—	—	34
Stock-based compensation expense	—	18	—	—	—	—	18
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(2)	—	—	(2)
Dividends declared ($1.61 per share)	—	—	(464)	—	—	—	(464)
Other comprehensive income (loss)	—	—	—	—	25	—	25
Balance at March 31, 2026	$6	$1,817	$30,454	$(27,246)	$(1,802)	$1	$3,230

Three Months Ended March 31, 2025
Balance at December 31, 2024	$6	$1,669	$28,893	$(25,375)	$(1,877)	$1	$3,317
Net income	—	—	700	—	—	—	700
Common stock issued for stock-based compensation	—	20	—	7	—	—	27
Stock-based compensation expense	—	16	—	—	—	—	16
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(3)	—	—	(3)
Dividends declared ($1.50 per share)	—	—	(439)	—	—	—	(439)
Other comprehensive income (loss)	—	—	—	—	(1)	—	(1)
Balance at March 31, 2025	$6	$1,705	$29,154	$(25,746)	$(1,878)	$1	$3,242

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In millions	2026	2025
Cash Provided by (Used for) Operating Activities:
Net income	$768	$700
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	81	74
Amortization and impairment of intangible assets	18	21
Change in deferred income taxes	1	(17)
Net provision for (recoveries of) uncollectible accounts	1	2
(Income) loss from investments	1	1
(Gain) loss on sale of plant and equipment	—	—
Stock-based compensation expense	18	16
Other non-cash items, net	2	3
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(165)	(120)
Inventories	(75)	(37)
Prepaid expenses and other assets	(12)	(65)
Increase (decrease) in-
Accounts payable	91	64
Accrued expenses and other liabilities	(100)	(123)
Income taxes	(6)	72
Other, net	—	1
Net cash provided by operating activities	623	592
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	2
Additions to plant and equipment	(95)	(96)
Proceeds from investments	—	—
Proceeds from sale of plant and equipment	2	3
Other, net	(6)	(1)
Net cash provided by (used for) investing activities	(99)	(92)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(465)	(441)
Issuance of common stock	52	44
Repurchases of common stock	(375)	(375)
Net proceeds from (repayments of) debt with original maturities of three months or less	259	202
Other, net	(18)	(18)
Net cash provided by (used for) financing activities	(547)	(588)
Effect of Exchange Rate Changes on Cash and Equivalents	(1)	13
Cash and Equivalents:
Increase (decrease) during the period	(24)	(75)
Beginning of period	851	948
End of period	$827	$873
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$59	$53
Cash Paid During the Period for Income Taxes, Net of Refunds	$205	$139

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)

(1)    Significant Accounting Policies

Financial Statements— The unaudited financial statements included herein have been prepared by Illinois Tool Works Inc. and Subsidiaries (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Interim results are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's 2025 Annual Report on Form 10-K. Certain reclassifications of prior year data have been made to conform with current year reporting.

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance which expands annual and interim disclosure requirements related to certain costs and expenses recorded in the income statement. The primary provisions of this new guidance require companies to provide additional footnote disclosures disaggregating income statement line items that include purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance will be effective for the Company beginning with its annual reporting for the year ending December 31, 2027 and is required to be applied prospectively, with retrospective application to prior periods allowed. The Company is currently assessing the impact the guidance will have on its disclosures.

(2)    Acquisitions

On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired, and subject to certain closing adjustments. The allocation of purchase price for this acquisition will be completed as soon as practicable, but no later than one year from the acquisition date. This acquisition was not material to the Company's results of operations, financial position or cash flows.

(3)    Operating Revenue

The Company's 88 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
In millions	2026	2025
Automotive OEM	$820	$786
Food Equipment	637	627
Test & Measurement and Electronics	715	652
Welding	507	472
Polymers & Fluids	452	429
Construction Products	458	443
Specialty Products	431	435
Total segments	4,020	3,844
Intersegment revenue	(4)	(5)
Total operating revenue	$4,016	$3,839

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

(4)    Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States, which extended and modified certain provisions of the 2017 Tax Cuts and Jobs Act (the "TCJA"). The provisions of the OBBBA did not have a material impact on the Company's operating results, financial position or cash flows for the three months ended March 31, 2026.

The Company's effective tax rate for the three months ended March 31, 2026 and 2025 was 20.6% and 21.7%, respectively. The effective tax rate for the three months ended March 31, 2026 included a discrete tax benefit of $34 million primarily related to the resolution of a U.S. tax audit. The effective tax rate for the three months ended March 31, 2025 included a discrete tax benefit of $21 million related to the reversal of a valuation allowance on net operating loss carryforwards. The effective tax rates also included discrete tax benefits related to excess tax benefits from stock-based compensation of $4 million for both the three months ended March 31, 2026 and 2025.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the Internal Revenue Service, His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may change the amount of the unrecognized tax benefits in future periods. The Company has recorded its best estimate of the potential exposure for these issues.

(5)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31,
In millions except per share amounts	2026	2025
Net Income	$768	$700
Net income per share—Basic:
Weighted-average common shares	288.3	293.6
Net income per share—Basic	$2.66	$2.39
Net income per share—Diluted:
Weighted-average common shares	288.3	293.6
Effect of dilutive stock options and restricted stock units	0.8	0.9
Weighted-average common shares assuming dilution	289.1	294.5
Net income per share—Diluted	$2.66	$2.38

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.5 million and 0.2 million antidilutive options outstanding for the three months ended March 31, 2026 and 2025, respectively.

(6)    Inventories

Inventories as of March 31, 2026 and December 31, 2025 were as follows:

In millions	March 31, 2026	December 31, 2025
Raw material	$638	$640
Work-in-process	210	191
Finished goods	878	828
Total inventories	$1,726	$1,659

(7)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	Pension		Other Postretirement Benefits
In millions	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$7	$8	$1	$1
Interest cost	21	23	5	6
Expected return on plan assets	(32)	(32)	(7)	(7)
Amortization of actuarial loss (gain)	4	1	(2)	(2)
Total net periodic benefit cost (income)	$—	$—	$(3)	$(2)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $24 million to its pension plans and $31 million to its other postretirement benefit plans in 2026. As of March 31, 2026, contributions of $14 million to pension plans and $6 million to other postretirement benefit plans have been made.

(8)    Debt

Total debt as of March 31, 2026 and December 31, 2025 was as follows:

In millions	March 31, 2026	December 31, 2025
Short-term debt	$2,545	$2,286
Long-term debt	6,603	6,683
Total debt	$9,148	$8,969

Short-term debt included commercial paper of $1.5 billion and $1.3 billion as of March 31, 2026 and December 31, 2025, respectively. The weighted-average interest rate on commercial paper as of March 31, 2026 and December 31, 2025 was 3.81% and 3.84%, respectively. Short-term debt also included $999 million as of March 31, 2026 and December 31, 2025 related to the 2.65% notes due November 15, 2026, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2025.

On February 24, 2025, the Company entered into an amendment to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement") to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of March 31, 2026, the Company had $866 million outstanding under the Euro Credit Agreement with an interest rate of 2.71%, which was included in Long-term debt as the Company intends to exercise its option to extend the termination date. As of December 31, 2025, the Company had $881 million outstanding under the Euro Credit Agreement with an interest rate of 2.77%, which was included in Long-term debt.

On February 20, 2026, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of February 20, 2031, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. This agreement replaced the existing $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027. No amounts were outstanding under the revolving credit facility as of March 31, 2026.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of March 31, 2026 and December 31, 2025 were as follows:

In millions	March 31, 2026	December 31, 2025
Fair value	$7,290	$7,451
Carrying value	7,602	7,682

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(9)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
In millions	2026	2025
Beginning balance	$(1,827)	$(1,877)

Foreign currency translation adjustments during the period	43	(47)
Income taxes	(19)	47
Total foreign currency translation adjustments, net of tax	24	—

Pension and other postretirement benefit adjustments reclassified to income	2	(1)
Income taxes	(1)	—
Total pension and other postretirement benefit adjustments, net of tax	1	(1)

Ending balance	$(1,802)	$(1,878)

Pension and other postretirement benefit adjustments reclassified to income related primarily to the amortization of actuarial gains and losses. Refer to Note 7. Pension and Other Postretirement Benefits for additional information.

The outstanding balances of the Euro notes issued in May 2014, May 2015, June 2019 and May 2024, and the Euro term loan under the Euro Credit Agreement are designated as hedges of a portion of the Company’s net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a gain of $82 million and a loss of $196 million for the three months ended March 31, 2026 and 2025, respectively. The carrying value of the outstanding balance of Euro-denominated debt that was designated as a net investment hedge as of March 31, 2026 and December 31, 2025 was $4.9 billion and $5.0 billion, respectively. Refer to Note 8. Debt for additional information regarding the Company’s outstanding Euro debt.

As of March 31, 2026 and 2025, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.6 billion in both periods, and after-tax unrecognized pension and other postretirement benefit costs of $236 million and $267 million, respectively.

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

Segment operating revenue, significant expenses and operating income for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
In millions	2026	2025
Operating revenue:
Automotive OEM	$820	$786
Food Equipment	637	627
Test & Measurement and Electronics	715	652
Welding	507	472
Polymers & Fluids	452	429
Construction Products	458	443
Specialty Products	431	435
Total segments	4,020	3,844
Intersegment revenue	(4)	(5)
Operating Revenue	$4,016	$3,839
Variable cost of revenue:
Automotive OEM	$442	$435
Food Equipment	298	284
Test & Measurement and Electronics	309	282
Welding	227	214
Polymers & Fluids	210	205
Construction Products	206	200
Specialty Products	195	201
Total segments	$1,887	$1,821
Overhead expenses:
Automotive OEM	$205	$200
Food Equipment	182	177
Test & Measurement and Electronics	242	231
Welding	117	105
Polymers & Fluids	116	110
Construction Products	117	113
Specialty Products	101	99
Total segments	$1,080	$1,035
Operating income:
Automotive OEM	$173	$151
Food Equipment	157	166
Test & Measurement and Electronics	164	139
Welding	163	153
Polymers & Fluids	126	114
Construction Products	135	130
Specialty Products	135	135
Total segments	1,053	988
Unallocated	(33)	(37)
Operating Income	1,020	951
Interest expense	(73)	(68)
Other income (expense)	20	12
Income Before Taxes	$967	$895

Segment depreciation and amortization and impairment of intangible assets for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
In millions	2026	2025
Automotive OEM	$35	$32
Food Equipment	10	10
Test & Measurement and Electronics	18	18
Welding	9	8
Polymers & Fluids	9	10
Construction Products	8	8
Specialty Products	10	9
Total	$99	$95

Asset and capital expenditure information by segment is not regularly provided to or reviewed by the CODM and is therefore not disclosed.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Illinois Tool Works Inc. (the "Company" or "ITW") is a global manufacturer of a diversified range of industrial products and equipment. As of December 31, 2025, the Company had 88 divisions with approximately 43,000 people in 49 countries.

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

THE ITW BUSINESS MODEL

The powerful and highly differentiated ITW Business Model is the Company's core source of value creation. It serves as the Company's primary competitive advantage and defines the framework through which ITW generates sustainable value for its shareholders. The ITW Business Model is comprised of three unique elements:

•80/20 Front-to-Back defines how the Company operates. It is a unique set of proprietary tools and methodologies that ITW divisions utilize to structure and operate their businesses to (a) maximize the performance, execution, and value-add provided to their largest and most profitable customers (the "80"), and (b) minimize the costs, complexity, and distractions associated with serving less profitable accounts (the "20"). Through the application of the 80/20 Front-to-Back process, ITW divisions deliver best-in-class customer-facing execution, high-quality organic growth, and superior profitability and return on capital performance.

•Customer-Back Innovation ("CBI") drives the Company's approach to innovation and development. ITW innovates from the customer back, rather than from a centralized research and development center out. ITW divisions partner with their key customers to create unique solutions that solve difficult technical challenges and improve business performance. This disciplined, repeatable process directs innovation efforts toward high-growth markets with solid long-term fundamentals.

•ITW's Decentralized, Entrepreneurial Culture is the key to the Company's execution. Divisions are clear on the expectations of the ITW Business Model, strategy, and values. Within this framework, business teams are empowered to make decisions and customize their approach to maximize the relevance and impact of the ITW Business Model for their specific customers and end markets. This "flexibility within the framework" culture encourages an ownership mindset and accountability, enabling the Company to consistently deliver differentiated results.

ENTERPRISE STRATEGY: LEVERAGING THE ITW BUSINESS MODEL TO ITS FULL POTENTIAL

Since the initiation of the Enterprise Strategy in 2012, the entire organization has focused on utilizing the ITW Business Model to its full potential to deliver solid growth with best-in-class margins and returns. To execute the strategy, the Company undertook a complete review of its performance, focusing on its businesses that delivered consistent above-market growth with best-in-class margins and returns, and developed a framework to replicate that performance across its operations. ITW determined that high-quality above-market organic growth is the core growth engine to deliver world-class financial performance and compelling long-term returns for its shareholders.

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

NEXT PHASE: 2024 - 2030

In the Next Phase of the Company's Enterprise Strategy, the ITW Business Model remains the Company's core competitive advantage and a powerful performance differentiator, uniquely positioning the Company to navigate a global operating environment characterized by increasing volatility and a rapid pace of change. The 80/20 Front-To-Back process provides the strategic clarity to deliver high-quality organic growth and superior customer service, profitability and returns on capital. Through Customer-Back Innovation, the Company innovates technical solutions to solve critical customer challenges with higher effectiveness and lower risk. The Company's decentralized entrepreneurial culture allows it to be a "fast adaptor," capable of reading and reacting to market shifts with agility. Furthermore, the Company's ability to execute and invest consistently through all phases of the business cycle has become a defining strength.

As the Company advances through this Next Phase, it is continuing to improve the quality of practice in its proprietary business model while pivoting decisively to build above-market organic growth, fueled by Customer-Back Innovation execution, into a core ITW strength. Achieving high-quality organic growth of four percent or more through the cycle is the Company's highest priority in the Next Phase. CBI successes, coupled with underlying market growth and share gains, are how the Company intends to achieve its high-quality organic growth.

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

Unless otherwise stated, the changes in financial results in the consolidated results of operations and the results of operations by segment represent the current year period versus the comparable period in the prior year. The following discussion of operating results should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2025 Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with net assets of approximately $38 million as of March 31, 2026. The revenue for these four subsidiaries for the three months ended March 31, 2026 was approximately $6 million. These subsidiaries are not material to the Company's results of operations or financial position.

On April 2, 2025, the United States government announced additional tariffs on goods imported to the U.S. from numerous countries. In response, certain countries retaliated with additional counter-tariffs or negotiated with the U.S. government regarding tariffs. Tariffs on goods from many countries became effective on August 1, 2025. On February 20, 2026, the U.S. Supreme Court invalidated many of the tariffs imposed under the International Emergency Economic Powers Act (the "IEEPA"), resulting in the termination of many tariffs imposed in 2025. Following this decision, a new temporary 10 percent global tariff was imposed under the Trade Act, which may remain in effect up to 150 days. The Company believes that it continues to be well positioned to minimize the impact of these tariffs because its businesses generally manufacture products in the markets where they are sold and the Company expects to recover any increased cost due to tariffs through price increases. However, current tariff policies have introduced additional uncertainty and may negatively impact overall demand from the Company's customers. The Company continues to assess the impact of the tariffs and actions that can be taken to moderate and/or minimize their effects on the Company.

On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired, and subject to certain closing adjustments. The allocation of purchase price for this acquisition will be completed as soon as practicable, but no later than one year from the acquisition date. This acquisition was not material to the Company's results of operations, financial position or cash flows. Refer to Note 2. Acquisitions in Item 1. Financial Statements for further information regarding this acquisition.

In an uncertain external environment, the Company delivered solid financial results in the first quarter of 2026 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for the first quarter of 2026 compared to 2025.

Operating Expenses

	Three Months Ended
	March 31,
Dollars in millions	2026	2025
Operating Revenue	$4,016	$3,839
Cost of revenue	$2,256	$2,161
Percent of operating revenue	56.2%	56.3%
Selling, administrative, and research and development expenses	$722	$706
Percent of operating revenue	18.0%	18.4%
Amortization and impairment of intangible assets	$18	$21
Percent of operating revenue	0.4%	0.5%

Cost of revenue was $2.3 billion and $2.2 billion in the first quarter of 2026 and 2025, respectively, an increase of 4.4%, primarily due to higher revenue and higher employee-related expenses. Cost of revenue as a percent of operating revenue was lower in 2026 compared to 2025 as benefits from the Company's enterprise initiatives were essentially offset by higher employee-related expenses and higher revenue.

Selling, administrative, and research and development expenses were $722 million and $706 million in the first quarter of 2026 and 2025, respectively, an increase of 2.3%. Selling, administrative, and research and development expenses as a percent of operating revenue were lower in 2026 compared to 2025 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher selling, advertising and research and development expenses.

Amortization and impairment of intangible assets was lower in the first quarter of 2026 compared to 2025 primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operation by Segment" sections for additional discussion of operating results for the first quarter of 2026 compared to 2025.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,016	$3,839	4.6%	0.4%	0.3%	—%	3.9%	4.6%
Operating income	$1,020	$951	7.2%	2.0%	(0.2)%	1.4%	4.0%	7.2%
Operating margin %	25.4%	24.8%	60 bps	40 bps	(10) bps	30 bps	—	60 bps

•Operating revenue grew due to the favorable effect of foreign currency translation and higher organic and acquisition revenues.
•Organic revenue increased 0.4% as growth in the Test & Measurement and Electronics, Welding and Polymers & Fluids segments was partially offset by a decline in the Specialty Products, Food Equipment, Automotive OEM and Construction Products segments. Product line simplification activities reduced organic revenue by 60 basis points.
◦North American organic revenue grew 1.2% as growth in the Test & Measurement and Electronics, Welding and Polymers & Fluids segments was partially offset by a decrease in the Food Equipment, Specialty Products, Automotive OEM and Construction Products segments.
◦Europe, Middle East and Africa organic revenue decreased 2.2% as a decline in the Test & Measurement and Electronics, Construction Products and Welding segments was partially offset by growth in the Specialty Products, Polymers & Fluids, Food Equipment and Automotive OEM segments.
◦Asia Pacific organic revenue grew 2.4% primarily due to growth in the Test & Measurement and Electronics segment. Organic revenue in China decreased 1.8% as a decline in the Automotive OEM, Specialty Products,

Construction Products and Food Equipment segments was partially offset by growth in the Test & Measurement and Electronics, Polymers & Fluids and Welding segments.
•Operating income of $1.0 billion increased 7.2%.
•Operating margin of 25.4% increased 60 basis points primarily due to benefits from the Company's enterprise initiatives of 120 basis points and lower restructuring expenses of 30 basis points, partially offset by higher employee-related expenses.
•The Company's effective tax rate for the first quarter of 2026 and 2025 was 20.6% and 21.7%, respectively. The effective tax rate for the first quarter of 2026 included a discrete tax benefit of $34 million primarily related to the resolution of a U.S. tax audit. The effective tax rate for the first quarter of 2025 included a discrete tax benefit of $21 million related to the reversal of a valuation allowance on net operating loss carryforwards. Additionally, the effective tax rates included discrete tax benefits related to excess tax benefits from stock-based compensation of $4 million for both the first quarter of 2026 and 2025.
•Diluted earnings per share ("EPS") of $2.66 for the first quarter of 2026 increased 11.8%.
•The Company repurchased approximately 1.4 million shares of its common stock in the first quarter of 2026 for approximately $375 million.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended March 31,
Dollars in millions	Operating Revenue		Operating Income
	2026	2025	2026	2025
Automotive OEM	$820	$786	$173	$151
Food Equipment	637	627	157	166
Test & Measurement and Electronics	715	652	164	139
Welding	507	472	163	153
Polymers & Fluids	452	429	126	114
Construction Products	458	443	135	130
Specialty Products	431	435	135	135
Total segments	4,020	3,844	1,053	988
Intersegment revenue	(4)	(5)	—	—
Unallocated	—	—	(33)	(37)
Total	$4,016	$3,839	$1,020	$951

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

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive original equipment manufacturers and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$820	$786	4.4%	(0.9)%	—%	—%	5.3%	4.4%
Operating income	$173	$151	14.1%	4.2%	—%	3.7%	6.2%	14.1%
Operating margin %	21.0%	19.3%	170 bps	90 bps	—	80 bps	—	170 bps

•Operating revenue grew due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue decreased 0.9% compared to worldwide auto builds which declined 3%. Product line simplification activities reduced organic revenue by 100 basis points.
◦North American organic revenue declined 4.9% compared to North American auto builds which decreased 2%, primarily due to product line simplification activities.
◦European organic revenue increased 0.1% compared to European auto builds which declined 1%. The business outperformed the market primarily due to market penetration gains.
◦Asia Pacific organic revenue grew 2.7%, primarily due to growth in India and South Korea, partially offset by a decline in China. Organic revenue in China decreased 3.2% compared to China auto builds which declined 10%. Auto builds of foreign automotive manufacturers in China decreased 18%. The business outperformed the market primarily due to market penetration gains including growth in the electric vehicles end market.
•Operating margin of 21.0% increased 170 basis points primarily due to benefits from the Company's enterprise initiatives and lower restructuring expenses of 80 basis points, partially offset by higher employee-related expenses, continued investment in the business and unfavorable operating leverage of 20 basis points.

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

The results of operations for the Food Equipment segment for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$637	$627	1.7%	(2.8)%	—%	—%	4.5%	1.7%
Operating income	$157	$166	(5.3)%	(9.8)%	—%	0.6%	3.9%	(5.3)%
Operating margin %	24.7%	26.5%	(180) bps	(190) bps	—	20 bps	(10) bps	(180) bps

•Operating revenue grew due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue decreased 2.8% as equipment organic revenue declined 6.0% and service organic revenue grew 3.2%.
◦North American organic revenue decreased 4.7%. Equipment organic revenue declined 10.1% primarily due to lower demand in the institutional and food retail end markets, partially offset by higher demand in the noninstitutional end market, primarily in the quick serve restaurant end market. Service organic revenue grew 4.1%.

◦International organic revenue grew 0.2%. Equipment organic revenue decreased 0.4% primarily due to lower demand in the European cooking and refrigeration end markets, partially offset by higher demand in the European warewash end market and higher demand in Asia. Service organic revenue grew 1.5%.
•Operating margin of 24.7% decreased 180 basis points primarily due to product mix, unfavorable operating leverage of 60 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives and lower restructuring expenses of 20 basis points.

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

The results of operations for the Test & Measurement and Electronics segment for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$715	$652	9.6%	4.6%	1.8%	—%	3.2%	9.6%
Operating income	$164	$139	17.6%	13.7%	(1.3)%	2.4%	2.8%	17.6%
Operating margin %	22.9%	21.4%	150 bps	180 bps	(60) bps	50 bps	(20) bps	150 bps

•Operating revenue grew due to higher organic and acquisition revenues and the favorable effect of foreign currency translation.
•On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired. Refer to Note 2. Acquisitions in Item 1. Financial Statements for further information regarding this acquisition.
•Organic revenue increased 4.6% primarily due to higher demand in the semiconductor and electronics end markets, partially offset by lower demand in the general industrial end market.
◦Organic revenue for the test and measurement businesses increased 1.4% driven by higher demand in the semiconductor end market, primarily in North America and Asia Pacific, partially offset by a decline in the MTS Test & Simulation business.
◦Electronics organic revenue increased 10.3% primarily due to higher demand in the semiconductor end market. The electronics assembly businesses grew 24.7% primarily due to higher demand in North America and Asia Pacific. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, grew 5.1% primarily due to higher demand in North America and Asia Pacific, partially offset by a decline in Europe.
•Operating margin of 22.9% increased 150 basis points primarily due to positive operating leverage of 130 basis points, benefits from the Company's enterprise initiatives and lower restructuring expenses of 50 basis points, partially offset by the dilutive impact of 60 basis points from an acquisition and higher employee-related expenses.

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

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$507	$472	7.3%	6.0%	—%	—%	1.3%	7.3%
Operating income	$163	$153	6.2%	5.9%	—%	(0.5)%	0.8%	6.2%
Operating margin %	32.1%	32.5%	(40) bps	(10) bps	—	(10) bps	(20) bps	(40) bps

•Operating revenue grew due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 6.0% as equipment and consumables grew 8.1% and 2.1%, respectively.
◦North American organic revenue increased 8.4% primarily due to growth in the industrial and commercial end markets of 7.2% and 5.6%, respectively, and growth in the aerospace end market.
◦International organic revenue declined 6.2% primarily due to lower demand in Asia Pacific and Middle East.
•Operating margin of 32.1% decreased 40 basis points primarily due to higher employee-related expenses, partially offset by positive operating leverage of 100 basis points and benefits from the Company's enterprise initiatives.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$452	$429	5.4%	1.7%	—%	—%	3.7%	5.4%
Operating income	$126	$114	11.3%	7.5%	—%	0.3%	3.5%	11.3%
Operating margin %	28.0%	26.5%	150 bps	150 bps	—	10 bps	(10) bps	150 bps

•Operating revenue grew due to the favorable effect of foreign currency translation and higher organic revenue.
•Organic revenue increased 1.7% due to higher demand across all major regions. Product line simplification activities reduced organic revenue by 70 basis points.
◦Organic revenue for the automotive aftermarket businesses increased 2.9% primarily due to higher demand in the car care, engine repair and tire repair businesses in North America and the tire repair business in Asia Pacific and Europe.

◦Organic revenue for the fluids businesses grew 0.3% primarily driven by higher demand in the European life sciences end market, partially offset by lower demand in North America.
◦Organic revenue for the polymers businesses grew 0.2% primarily due to an increase in Asia Pacific, partially offset by a decrease in Europe and in North America.
•Operating margin of 28.0% increased 150 basis points primarily due to benefits from the Company's enterprise initiatives, positive operating leverage of 40 basis points and lower intangible asset amortization expense, partially offset by higher employee-related expenses.

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

The results of operations for the Construction Products segment for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$458	$443	3.4%	(1.3)%	—%	—%	4.7%	3.4%
Operating income	$135	$130	4.2%	(0.9)%	—%	1.2%	3.9%	4.2%
Operating margin %	29.4%	29.2%	20 bps	10 bps	—	40 bps	(30) bps	20 bps

•Operating revenue grew due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue decreased 1.3% primarily due to lower demand in Europe and Asia Pacific.
◦North American organic revenue was flat as growth in the United States residential end market of 0.7% was offset by a decline in the commercial end market of 1.4% and a decline in Canada of 6.7%.
◦International organic revenue decreased 2.8%. European organic revenue declined 3.4% primarily due to lower demand in the commercial and residential end markets. Asia Pacific organic revenue decreased 1.9% primarily due to lower demand in the Australia and New Zealand residential end markets.
•Operating margin of 29.4% increased 20 basis points primarily due to benefits from the Company's enterprise initiatives and lower restructuring expenses of 40 basis points, partially offset by higher employee-related expenses and unfavorable operating leverage of 20 basis points.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	March 31,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$431	$435	(1.0)%	(4.7)%	—%	—%	3.7%	(1.0)%
Operating income	$135	$135	0.3%	(5.1)%	—%	1.5%	3.9%	0.3%
Operating margin %	31.3%	30.9%	40 bps	(10) bps	—	50 bps	—	40 bps

•Operating revenue declined due to lower organic revenue, partially offset by the favorable effect of foreign currency translation.
•Organic revenue decreased 4.7% as equipment sales and consumables declined 3.0% and 5.2%, respectively. Product line simplification activities reduced organic revenue by 200 basis points.
◦North American organic revenue decreased 5.8% primarily driven by a decline in the appliance, ground support equipment, consumer packaging and strength films businesses, partially offset by growth in the filter medical business.
◦International organic revenue declined 2.3% primarily due to lower demand in the appliance businesses in Asia Pacific and Europe, partially offset by growth in the European ground support equipment, specialty films and filter medical businesses.
•Operating margin of 31.3% increased 40 basis points primarily due to benefits from the Company's enterprise initiatives and lower restructuring expenses of 50 basis points, partially offset by unfavorable operating leverage of 80 basis points and higher employee-related expenses.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $73 million in the first quarter 2026 versus $68 million in the first quarter 2025. Refer to Note 8. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $20 million in the first quarter of 2026 versus $12 million in the prior year period primarily due to foreign currency transaction gains in 2026 compared to foreign currency transaction losses in 2025.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies in Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of March 31, 2026, the Company had $827 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the first quarter of 2026 and 2025 is as follows:

	Three Months Ended
	March 31,
In millions	2026	2025
Net cash provided by operating activities	$623	$592
Additions to plant and equipment	(95)	(96)
Free cash flow	$528	$496

Cash dividends paid	$(465)	$(441)
Repurchases of common stock	(375)	(375)
Acquisition of businesses (excluding cash and equivalents)	—	2
Net proceeds from (repayments of) debt	259	202
Other, net	30	28
Effect of exchange rate changes on cash and equivalents	(1)	13
Net increase (decrease) in cash and equivalents	$(24)	$(75)

Stock Repurchase Programs

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). The Company repurchased 1.4 million shares of its common stock at an average price of $271.47 during the first quarter of 2026, and 1.5 million shares of its common stock at an average price of $257.14 during the first quarter of 2025. As of March 31, 2026, there were approximately $1.6 billion of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the discrete tax benefit of $34 million in the first quarter of 2026 from net income and the effective tax rate for the three months ended March 31, 2026. Additionally, for comparability, the Company also excluded the discrete tax benefit of $21 million in the first quarter of 2025 from net income and the effective tax rate for the three months ended March 31, 2025. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the first quarter of 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
Dollars in millions	2026	2025
Numerator:
Net Income	$768	$700
Discrete tax benefit related to the first quarter 2026	(34)	—
Discrete tax benefit related to the first quarter 2025	—	(21)
Interest expense, net of tax (1)	56	52
Other (income) expense, net of tax (1)	(15)	(9)
Operating income after taxes	$775	$722

Denominator:
Invested capital:
Cash and equivalents	$827	$873
Trade receivables	3,380	3,153
Inventories	1,726	1,663
Net plant and equipment	2,230	2,085
Goodwill and intangible assets	5,657	5,475
Accounts payable and accrued expenses	(2,143)	(2,071)
Debt	(9,148)	(8,263)
Other, net	701	327
Total net assets (stockholders' equity)	3,230	3,242
Cash and equivalents	(827)	(873)
Debt	9,148	8,263
Total invested capital	$11,551	$10,632

Average invested capital (2)	$11,447	$10,432

Net income to average invested capital (3)	26.8%	26.9%
After-tax return on average invested capital (3)	27.1%	27.7%

(1)    Effective tax rate used for interest expense and other (income) expense for the three months ended March 31, 2026 and 2025 was 24.1% and 24.0%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of the periods presented.

(3)    Returns for the three months ended March 31, 2026 and 2025 were converted to an annual rate by multiplying the calculated return by 4.

A reconciliation of the tax rate for the three month period ended March 31, 2026, excluding the first quarter 2026 discrete tax benefit of $34 million primarily related to the resolution of a U.S. tax audit, is as follows:

	Three Months Ended
	March 31, 2026
Dollars in millions	Income Taxes	Tax Rate
As reported	$199	20.6%
Discrete tax benefit related to the first quarter 2026	34	3.5%
As adjusted	$233	24.1%

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

Refer to Note 4. Income Taxes in Item 1. Financial Statements for additional information regarding the discrete tax items noted above.

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of March 31, 2026 and December 31, 2025 is summarized as follows:

In millions	March 31, 2026	December 31, 2025	Increase/ (Decrease)
Current assets:
Cash and equivalents	$827	$851	$(24)
Trade receivables	3,380	3,227	153
Inventories	1,726	1,659	67
Prepaid expenses and other current assets	402	463	(61)
Total current assets	6,335	6,200	135
Current liabilities:
Short-term debt	2,545	2,286	259
Accounts payable and accrued expenses	2,143	2,158	(15)
Other	643	682	(39)
Total current liabilities	5,331	5,126	205
Net working capital	$1,004	$1,074	$(70)

As of March 31, 2026, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. and subject to foreign withholding taxes. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of March 31, 2026 and December 31, 2025 was as follows:

In millions	March 31, 2026	December 31, 2025
Short-term debt	$2,545	$2,286
Long-term debt	6,603	6,683
Total debt	$9,148	$8,969

Short-term debt included commercial paper of $1.5 billion and $1.3 billion as of March 31, 2026 and December 31, 2025, respectively. The weighted-average interest rate on commercial paper as of March 31, 2026 and December 31, 2025 was 3.81% and 3.84%, respectively. Short-term debt also included $999 million as of March 31, 2026 and December 31, 2025 related to the 2.65% notes due November 15, 2026, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2025.

On February 24, 2025, the Company entered into an amendment to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement") to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of March 31, 2026, the Company had $866 million outstanding under the Euro Credit Agreement with an interest rate of 2.71%, which was included in Long-term debt as the Company intends to exercise its option to extend the termination date. As of December 31, 2025, the Company had $881 million outstanding under the Euro Credit Agreement with an interest rate of 2.77%, which was included in Long-term debt.

On February 20, 2026, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of February 20, 2031, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. This agreement replaced the existing $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027. No amounts were outstanding under the revolving credit facility as of March 31, 2026.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended March 31, 2026 and December 31, 2025 was as follows:

Dollars in millions	March 31, 2026	December 31, 2025
Total debt	$9,148	$8,969

Net income	$3,134	$3,066
Add:
Interest expense	297	292
Other (income) expense	(50)	(42)
Income taxes	904	900
Depreciation	324	317
Amortization and impairment of intangible assets	77	80
EBITDA	$4,686	$4,613
Total debt to EBITDA ratio	2.0	1.9

Stockholders' Equity

The changes to stockholders' equity during the three months ended 2026 were as follows:

In millions
Total stockholders' equity, December 31, 2025	$3,226
Net income	768
Repurchases of common stock	(375)
Dividends declared	(464)
Other comprehensive income (loss)	25
Other, net	50
Total stockholders' equity, March 31, 2026	$3,230

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of global supply chain challenges, the current and expected impact of U.S. trade policy, including tariffs and related retaliatory countermeasures, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, the Company's portion of future benefit payments related to pension and postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of interest rate changes, the impact of failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, such as the Russia and Ukraine conflict, the conflict in Iran, or U.S.-China trade relations and the impact of related economic and other sanctions, (3) the unfavorable impact of foreign currency fluctuations, (4) the Company's enterprise strategy initiatives may not have the desired impact on organic revenue growth, (5) market conditions and cost and availability of financing to fund the Company's share repurchases, (6) a delay or decrease in the introduction of new products into the Company's product lines, (7) any failure to protect the Company's intellectual property, (8) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (9) raw material price increases and supply shortages or delays, (10) financial market risks to the Company's obligations under its defined benefit pension plans, (11) negative effects of service interruptions, data corruption, cyber-based attacks, security breaches of our technology networks and systems or those of our vendors and third-party service providers, or violations of data privacy laws, (12) the potential negative impact of acquisitions on the Company's profitability and returns, (13) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (14) impact of tax legislation and regulatory action and changing tax rates, (15) potential adverse outcomes in legal proceedings or enforcement actions, (16) uncertainties related to environmental regulation and the physical risks of climate change, (17) potential failure of the Company's employees, agents or business partners to comply with anti-bribery, competition, import/export, trade sanctions, data privacy, human rights and other laws, (18) public health crises and related government actions, and (19) increases in inflation or interest rates and the possibility of economic recession. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company's quantitative and qualitative disclosures about market risk, see Part 1 - Item 7A - Quantitative and Qualitative Disclosures About Market Risk in the Company's 2025 Annual Report on Form 10-K. Additionally, refer to Note 8. Debt and Note 9. Accumulated Other Comprehensive Income (Loss) in Item 1. Financial Statements for further information regarding the Company's outstanding debt and net investment hedge.

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 31, 2026. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2026 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None. The Company's threshold for disclosing environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.

ITEM 1A. Risk Factors

The Company's business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary materially from recent results or from anticipated future results. Refer to the description of the Company's risk factors previously disclosed in Part I - Item 1A - Risk Factors in the Company's 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors described therein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of March 31, 2026, there were approximately $1.6 billion of authorized repurchases remaining under the 2023 Program.

Share repurchase activity for the first quarter of 2026 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
January 2026	0.5	$256.37	0.5	$1,865
February 2026	0.4	$291.52	0.4	$1,746
March 2026	0.5	$269.83	0.5	$1,615
Total	1.4		1.4

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

10.1
Credit Agreement dated as of February 20, 2026, among Illinois Tool Works Inc., JPMorgan Chase Bank, N.A., as Agent, Citibank, N.A., as Syndication Agent, and a syndicate of Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-4797), filed on February 23, 2026).

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	May 7, 2026	By:	/s/ Randall J. Scheuneman
Randall J. Scheuneman
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)