Form 10-Q
period 2026-06-30
ILLINOIS TOOL WORKS INC
filed 2026-08-06
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at June 30, 2026: 284.8 million

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2026	2025	2026	2025
Operating Revenue	$4,301	$4,053	$8,317	$7,892
Cost of revenue	2,403	2,271	4,659	4,432
Selling, administrative, and research and development expenses	735	693	1,457	1,399
Amortization and impairment of intangible assets	16	21	34	42
Operating Income	1,147	1,068	2,167	2,019
Interest expense	(79)	(74)	(152)	(142)
Other income (expense)	12	4	32	16
Income Before Taxes	1,080	998	2,047	1,893
Income Taxes	265	243	464	438
Net Income	$815	$755	$1,583	$1,455

Net Income Per Share:
Basic	$2.85	$2.58	$5.51	$4.97
Diluted	$2.84	$2.58	$5.50	$4.95

Shares of Common Stock Outstanding During the Period:
Average	286.4	292.3	287.3	292.9
Average assuming dilution	287.0	292.9	288.1	293.7

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Net Income	$815	$755	$1,583	$1,455

Foreign currency translation adjustments, net of tax	43	10	67	10
Pension and other postretirement benefit adjustments, net of tax	1	—	2	(1)
Other comprehensive income (loss)	44	10	69	9

Comprehensive Income	$859	$765	$1,652	$1,464

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and equivalents	$839	$851
Trade receivables	3,564	3,227
Inventories	1,756	1,659
Prepaid expenses and other current assets	441	463
Total current assets	6,600	6,200

Net plant and equipment	2,235	2,230
Goodwill	5,074	5,098
Intangible assets	558	591
Deferred income taxes	489	519
Other assets	1,538	1,510
	$16,494	$16,148

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$3,145	$2,286
Accounts payable	636	522
Accrued expenses	1,592	1,636
Cash dividends payable	457	465
Income taxes payable	123	217
Total current liabilities	5,953	5,126

Noncurrent Liabilities:
Long-term debt	6,549	6,683
Deferred income taxes	162	154
Other liabilities	935	959
Total noncurrent liabilities	7,646	7,796

Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2026 and 2025 Outstanding- 284.8 shares in 2026 and 288.6 shares in 2025	6	6
Additional paid-in-capital	1,838	1,771
Retained earnings	30,812	30,150
Common stock held in treasury	(28,004)	(26,875)
Accumulated other comprehensive income (loss)	(1,758)	(1,827)
Noncontrolling interest	1	1
Total stockholders' equity	2,895	3,226
	$16,494	$16,148

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended June 30, 2026
Balance at March 31, 2026	$6	$1,817	$30,454	$(27,246)	$(1,802)	$1	$3,230
Net income	—	—	815	—	—	—	815
Common stock issued for stock-based compensation	—	(1)	—	—	—	—	(1)
Stock-based compensation expense	—	22	—	—	—	—	22
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Excise tax on repurchases of common stock	—	—	—	(8)	—	—	(8)
Dividends declared ($1.61 per share)	—	—	(457)	—	—	—	(457)
Other comprehensive income (loss)	—	—	—	—	44	—	44
Balance at June 30, 2026	$6	$1,838	$30,812	$(28,004)	$(1,758)	$1	$2,895

Three Months Ended June 30, 2025
Balance at March 31, 2025	$6	$1,705	$29,154	$(25,746)	$(1,878)	$1	$3,242
Net income	—	—	755	—	—	—	755
Common stock issued for stock-based compensation	—	1	—	—	—	—	1
Stock-based compensation expense	—	19	—	—	—	—	19
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(3)	—	—	(3)
Dividends declared ($1.50 per share)	—	—	(438)	—	—	—	(438)
Other comprehensive income (loss)	—	—	—	—	10	—	10
Balance at June 30, 2025	$6	$1,725	$29,471	$(26,124)	$(1,868)	$1	$3,211

Six Months Ended June 30, 2026
Balance at December 31, 2025	$6	$1,771	$30,150	$(26,875)	$(1,827)	$1	$3,226
Net income	—	—	1,583	—	—	—	1,583
Common stock issued for stock-based compensation	—	27	—	6	—	—	33
Stock-based compensation expense	—	40	—	—	—	—	40
Repurchases of common stock	—	—	—	(1,125)	—	—	(1,125)
Excise tax on repurchases of common stock	—	—	—	(10)	—	—	(10)
Dividends declared ($3.22 per share)	—	—	(921)	—	—	—	(921)
Other comprehensive income (loss)	—	—	—	—	69	—	69
Balance at June 30, 2026	$6	$1,838	$30,812	$(28,004)	$(1,758)	$1	$2,895

Six Months Ended June 30, 2025
Balance at December 31, 2024	$6	$1,669	$28,893	$(25,375)	$(1,877)	$1	$3,317
Net income	—	—	1,455	—	—	—	1,455
Common stock issued for stock-based compensation	—	21	—	7	—	—	28
Stock-based compensation expense	—	35	—	—	—	—	35
Repurchases of common stock	—	—	—	(750)	—	—	(750)
Excise tax on repurchases of common stock	—	—	—	(6)	—	—	(6)
Dividends declared ($3.00 per share)	—	—	(877)	—	—	—	(877)
Other comprehensive income (loss)	—	—	—	—	9	—	9
Balance at June 30, 2025	$6	$1,725	$29,471	$(26,124)	$(1,868)	$1	$3,211

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In millions	2026	2025
Cash Provided by (Used for) Operating Activities:
Net income	$1,583	$1,455
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	163	152
Amortization and impairment of intangible assets	34	42
Change in deferred income taxes	7	(30)
Net provision for (recoveries of) uncollectible accounts	2	3
(Income) loss from investments	1	—
(Gain) loss on sale of plant and equipment	—	2
Stock-based compensation expense	40	35
Other non-cash items, net	10	4
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(349)	(190)
Inventories	(107)	(30)
Prepaid expenses and other assets	(1)	(63)
Increase (decrease) in-
Accounts payable	118	61
Accrued expenses and other liabilities	(43)	(105)
Income taxes	(112)	(194)
Net cash provided by operating activities	1,346	1,142
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	1
Additions to plant and equipment	(187)	(197)
Proceeds from investments	1	5
Proceeds from sale of plant and equipment	4	7
Proceeds from sale of operations and affiliates	—	1
Other, net	(2)	(1)
Net cash provided by (used for) investing activities	(184)	(184)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(928)	(880)
Issuance of common stock	52	47
Repurchases of common stock	(1,125)	(750)
Net proceeds from (repayments of) debt with original maturities of three months or less	855	464
Other, net	(33)	(32)
Net cash provided by (used for) financing activities	(1,179)	(1,151)
Effect of Exchange Rate Changes on Cash and Equivalents	5	33
Cash and Equivalents:
Increase (decrease) during the period	(12)	(160)
Beginning of period	851	948
End of period	$839	$788
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$189	$181
Cash Paid During the Period for Income Taxes, Net of Refunds	$568	$662

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

(3)    Operating Revenue

The Company's 88 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Automotive OEM	$857	$845	$1,677	$1,631
Food Equipment	692	680	1,329	1,307
Test & Measurement and Electronics	769	686	1,484	1,338
Welding	549	479	1,056	951
Polymers & Fluids	476	438	928	867
Construction Products	494	473	952	916
Specialty Products	468	455	899	890
Total segments	4,305	4,056	8,325	7,900
Intersegment revenue	(4)	(3)	(8)	(8)
Total operating revenue	$4,301	$4,053	$8,317	$7,892

The following is a description of the product offerings, end markets and typical revenue transactions for each of the Company's seven segments:

Automotive OEM— This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive OEMs and tiers market. Products in this segment include:

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

Test & Measurement and Electronics— This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive OEMs and tiers, energy, industrial capital goods and consumer durables markets. Products in this segment include:

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

Welding— This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and construction, energy, MRO, industrial capital goods and automotive OEMs and tiers markets. Products in this segment include:

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

(4)    Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States, which extended and modified certain provisions of the 2017 Tax Cuts and Jobs Act (the "TCJA"). The provisions of the OBBBA did not have a material impact on the Company's operating results, financial position or cash flows for the three and six months ended June 30, 2026.

The Company's effective tax rate for the three months ended June 30, 2026 and 2025 was 24.4% in both periods and 22.6% and 23.1% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the six months ended June 30, 2026 included a discrete tax benefit of $34 million in the first quarter of 2026 primarily related to the resolution of a U.S. tax audit. Additionally, the effective tax rate for the six months ended June 30, 2025 included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards. The effective tax rates for 2026 and 2025 also included excess tax benefits from stock-based compensation of $1 million for the three months ended June 30, 2025, and $4 million and $5 million for the six months ended June 30, 2026 and 2025, respectively.

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

(5)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions except per share amounts	2026	2025	2026	2025
Net Income	$815	$755	$1,583	$1,455
Net income per share—Basic:
Weighted-average common shares	286.4	292.3	287.3	292.9
Net income per share—Basic	$2.85	$2.58	$5.51	$4.97
Net income per share—Diluted:
Weighted-average common shares	286.4	292.3	287.3	292.9
Effect of dilutive stock options and restricted stock units	0.6	0.6	0.8	0.8
Weighted-average common shares assuming dilution	287.0	292.9	288.1	293.7
Net income per share—Diluted	$2.84	$2.58	$5.50	$4.95

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.7 million antidilutive options outstanding for both the three months ended June 30, 2026 and 2025, and 0.7 million and 0.4 million antidilutive options outstanding for the six months ended June 30, 2026 and 2025, respectively.

(6)    Inventories

Inventories as of June 30, 2026 and December 31, 2025 were as follows:

In millions	June 30, 2026	December 31, 2025
Raw material	$672	$640
Work-in-process	210	191
Finished goods	874	828
Total inventories	$1,756	$1,659

(7)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2026	2025	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$7	$8	$1	$1	$14	$16	$2	$2
Interest cost	21	23	6	6	42	46	11	12
Expected return on plan assets	(31)	(32)	(7)	(6)	(63)	(64)	(14)	(13)
Amortization of actuarial loss (gain)	3	1	(2)	(2)	7	2	(4)	(4)
Settlements	—	1	—	—	—	1	—	—
Total net periodic benefit cost (income)	$—	$1	$(2)	$(1)	$—	$1	$(5)	$(3)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $24 million to its pension plans and $31 million to its other postretirement benefit plans in 2026. As of June 30, 2026, contributions of $16 million to pension plans and $13 million to other postretirement benefit plans have been made.

(8)    Debt

Total debt as of June 30, 2026 and December 31, 2025 was as follows:

In millions	June 30, 2026	December 31, 2025
Short-term debt	$3,145	$2,286
Long-term debt	6,549	6,683
Total debt	$9,694	$8,969

Short-term debt included commercial paper of $2.1 billion and $1.3 billion as of June 30, 2026 and December 31, 2025, respectively. The weighted-average interest rate on commercial paper as of June 30, 2026 and December 31, 2025 was 3.78% and 3.84%, respectively. Short-term debt also included $1.0 billion and $999 million as of June 30, 2026 and December 31, 2025, respectively, related to the 2.65% notes due November 15, 2026, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2025.

On February 24, 2025, the Company entered into an amendment to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement") to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of June 30, 2026, the Company had $856 million outstanding under the Euro Credit Agreement with an interest rate of 2.90%, which was included in Long-term debt as the Company intends to exercise its option to extend the termination date. As of December 31, 2025, the Company had $881 million outstanding under the Euro Credit Agreement with an interest rate of 2.77%, which was included in Long-term debt.

On February 20, 2026, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of February 20, 2031, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. This agreement replaced the existing $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027. No amounts were outstanding under the revolving credit facility as of June 30, 2026 or December 31, 2025.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of June 30, 2026 and December 31, 2025 were as follows:

In millions	June 30, 2026	December 31, 2025
Fair value	$7,291	$7,451
Carrying value	7,549	7,682

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(9)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Beginning balance	$(1,802)	$(1,878)	$(1,827)	$(1,877)

Foreign currency translation adjustments during the period	57	(89)	100	(136)
Income taxes	(14)	99	(33)	146
Total foreign currency translation adjustments, net of tax	43	10	67	10

Pension and other postretirement benefit adjustments reclassified to income	1	—	3	(1)
Income taxes	—	—	(1)	—
Total pension and other postretirement benefit adjustments, net of tax	1	—	2	(1)

Ending balance	$(1,758)	$(1,868)	$(1,758)	$(1,868)

Pension and other postretirement benefit adjustments reclassified to income related primarily to the amortization of actuarial gains and losses. Refer to Note 7. Pension and Other Postretirement Benefits for additional information.

The outstanding balances of the Euro notes issued in May 2014, May 2015, June 2019 and May 2024, and the Euro term loan under the Euro Credit Agreement are designated as hedges of a portion of the Company’s net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a gain of $55 million and a loss of $411 million for the three months ended June 30, 2026 and 2025, respectively, and a gain of $137 million and a loss of $607 million for the six months ended June 30, 2026 and 2025, respectively. The carrying value of the outstanding balance of Euro-denominated debt that was designated as a net investment hedge as of June 30, 2026 and December 31, 2025 was $4.8 billion and $5.0 billion, respectively. Refer to Note 8. Debt for additional information regarding the Company’s outstanding Euro debt.

As of June 30, 2026 and 2025, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.5 billion and $1.6 billion, respectively, and after-tax unrecognized pension and other postretirement benefit costs of $235 million and $267 million, respectively.

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

Segment operating revenue, significant expenses and operating income for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Operating revenue:
Automotive OEM	$857	$845	$1,677	$1,631
Food Equipment	692	680	1,329	1,307
Test & Measurement and Electronics	769	686	1,484	1,338
Welding	549	479	1,056	951
Polymers & Fluids	476	438	928	867
Construction Products	494	473	952	916
Specialty Products	468	455	899	890
Total segments	4,305	4,056	8,325	7,900
Intersegment revenue	(4)	(3)	(8)	(8)
Operating Revenue	$4,301	$4,053	$8,317	$7,892

Variable cost of revenue:
Automotive OEM	$461	$459	$903	$894
Food Equipment	322	313	620	597
Test & Measurement and Electronics	335	302	644	584
Welding	254	215	481	429
Polymers & Fluids	223	208	433	413
Construction Products	221	210	427	410
Specialty Products	217	207	412	408
Total segments	$2,033	$1,914	$3,920	$3,735

Overhead expenses:
Automotive OEM	$211	$206	$416	$406
Food Equipment	182	178	364	355
Test & Measurement and Electronics	241	227	483	458
Welding	117	105	234	210
Polymers & Fluids	113	109	229	219
Construction Products	122	118	239	231
Specialty Products	103	100	204	199
Total segments	$1,089	$1,043	$2,169	$2,078

Operating income:
Automotive OEM	$185	$180	$358	$331
Food Equipment	188	189	345	355
Test & Measurement and Electronics	193	157	357	296
Welding	178	159	341	312
Polymers & Fluids	140	121	266	235
Construction Products	151	145	286	275
Specialty Products	148	148	283	283
Total segments	1,183	1,099	2,236	2,087
Unallocated	(36)	(31)	(69)	(68)
Operating Income	1,147	1,068	2,167	2,019
Interest expense	(79)	(74)	(152)	(142)
Other income (expense)	12	4	32	16
Income Before Taxes	$1,080	$998	$2,047	$1,893

Segment depreciation and amortization and impairment of intangible assets for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Automotive OEM	$36	$34	$71	$66
Food Equipment	9	10	19	20
Test & Measurement and Electronics	19	18	37	36
Welding	8	9	17	17
Polymers & Fluids	8	11	17	21
Construction Products	9	8	17	16
Specialty Products	9	9	19	18
Total	$98	$99	$197	$194

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
•Product line simplification ("PLS") - focuses businesses on eliminating the complexity and overhead costs associated with smaller product lines and customers, and focuses businesses on supporting and growing their largest customers and product lines. In the short-term, PLS may result in a decrease in revenue and overhead costs while improving operating margin. In the long-term, PLS is expected to result in growth in revenue, profitability and returns.

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

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with net assets of approximately $42 million as of June 30, 2026. The revenue for these four subsidiaries for the three and six months ended June 30, 2026 was approximately $8 million and $14 million, respectively. These subsidiaries are not material to the Company's results of operations or financial position.

On April 2, 2025, the United States government announced additional tariffs on goods imported to the U.S. from numerous countries. In response, certain countries retaliated with additional counter-tariffs or negotiated with the U.S. government regarding tariffs. Tariffs on goods from many countries became effective on August 1, 2025. On February 20, 2026, the U.S. Supreme Court invalidated many of the tariffs imposed under the International Emergency Economic Powers Act (the "IEEPA"), resulting in the termination of many tariffs imposed in 2025. Following this decision, a new temporary 10 percent global tariff was imposed under the Trade Act, which expired in July 2026, and was effectively replaced by similar tariffs imposed on numerous countries under different provisions of the Trade Act. The Company believes that it continues to be well positioned to minimize the impact of these tariffs because its businesses generally manufacture products in the markets where they are sold and the Company expects to recover any increased cost due to tariffs through price increases. However, current tariff policies have introduced additional uncertainty and may negatively impact overall demand from the Company's customers. The Company continues to assess the impact of the tariffs and actions that can be taken to moderate and/or minimize their effects on the Company.

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

The Company delivered solid financial results in the second quarter and year-to-date periods of 2026 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for the second quarter and year-to-date periods of 2026 compared to 2025.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2026	2025	2026	2025
Operating Revenue	$4,301	$4,053	$8,317	$7,892
Cost of revenue	$2,403	$2,271	$4,659	$4,432
Percent of operating revenue	55.9%	56.0%	56.0%	56.2%
Selling, administrative, and research and development expenses	$735	$693	$1,457	$1,399
Percent of operating revenue	17.1%	17.1%	17.5%	17.7%
Amortization and impairment of intangible assets	$16	$21	$34	$42
Percent of operating revenue	0.4%	0.5%	0.4%	0.5%

Cost of revenue was $2.4 billion and $2.3 billion in the second quarter of 2026 and 2025, respectively, an increase of 5.8%, primarily due to higher revenue and higher employee-related expenses. Cost of revenue as a percent of operating revenue was lower in the second quarter of 2026 compared to 2025 as benefits from the Company's enterprise initiatives were partially offset by higher employee-related expenses. In the year-to-date period, Cost of revenue was $4.7 billion and $4.4 billion in 2026 and 2025, respectively, an increase of 5.1%, primarily due to higher revenue and higher employee-related expenses. Cost of revenue as a percent of operating revenue was lower in the year-to-date period of 2026 compared to 2025 as benefits from the Company's enterprise initiatives were partially offset by higher employee-related expenses.

Selling, administrative, and research and development expenses were $735 million and $693 million in the second quarter of 2026 and 2025, respectively, an increase of 6.1%. Selling, administrative, and research and development expenses as a percent of operating revenue was flat in 2026 compared to 2025 as benefits from the Company's enterprise initiatives were offset by higher selling, advertising and employee-related expenses. In the year-to-date period, Selling, administrative, and research and development expenses were $1.5 billion and $1.4 billion in 2026 and 2025, respectively, an increase of 4.1%. Selling, administrative, and research and development expenses as a percent of operating revenue were lower in the year-to-date period of 2026 compared to 2025 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher selling, advertising and employee-related expenses.

Amortization and impairment of intangible assets was lower in the second quarter and year-to-date periods of 2026 compared to 2025 primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for additional discussion of operating results for the second quarter and year-to-date periods of 2026 compared to 2025.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,301	$4,053	6.1%	4.5%	0.2%	—%	1.4%	6.1%
Operating income	$1,147	$1,068	7.4%	5.9%	0.1%	(0.1)%	1.5%	7.4%
Operating margin %	26.7%	26.3%	40 bps	40 bps	—	—	—	40 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$8,317	$7,892	5.4%	2.5%	0.3%	—%	2.6%	5.4%
Operating income	$2,167	$2,019	7.3%	4.1%	—%	0.6%	2.6%	7.3%
Operating margin %	26.1%	25.6%	50 bps	40 bps	—	10 bps	—	50 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic and acquisition revenues and the favorable effect of foreign currency translation.
•Organic revenue increased 4.5% in the second quarter and 2.5% in the year-to-date period primarily driven by growth in the Test & Measurement and Electronics, Welding and Polymers & Fluids segments. Product line simplification activities reduced organic revenue by 60 basis points in both the second quarter and year-to-date periods.
◦North American organic revenue grew 6.4% in the second quarter as growth in the Welding, Test & Measurement and Electronics, Polymers & Fluids, Construction Products, Specialty Products and Automotive OEM segments was partially offset by a decrease in the Food Equipment segment. In the year-to-date period, organic revenue increased 3.8% due to growth in the Welding, Test & Measurement and Electronics, Polymers & Fluids and Construction Products segments, partially offset by a decline in the Food Equipment, Specialty Products and Automotive OEM segments.
◦Europe, Middle East and Africa organic revenue was flat in the second quarter as growth in the Food Equipment, Polymers & Fluids, Construction Products and Specialty Products segments was offset by a decline in the Automotive OEM, Test & Measurement and Electronics and Welding segments. In the year-to-date period, organic revenue declined 1.1% as a decrease in the Test & Measurement and Electronics, Automotive OEM, Welding and Construction Products segments was partially offset by growth in the Food Equipment, Polymers & Fluids and Specialty Products segments.
◦Asia Pacific organic revenue grew 5.6% in the second quarter and increased 4.1% in the year-to-date period primarily due to growth in the Test & Measurement and Electronics segment. Organic revenue in China increased 3.4% in the second quarter as growth in the Test & Measurement and Electronics, Food Equipment, Specialty Products and Automotive OEM segments was partially offset by a decline in the Polymers & Fluids, Welding and Construction Products segments. In the year-to-date period, organic revenue grew 1.0% as growth in the Test & Measurement and Electronics, Food Equipment and Welding segments was partially offset by a decrease in the Automotive OEM, Specialty Products, Polymers & Fluids and Construction Products segments.
•Operating income of $1.1 billion and $2.2 billion in the second quarter and year-to-date periods, respectively, increased 7.4% and grew 7.3%, respectively, compared to the prior year primarily due to higher organic revenue and the favorable effect of foreign currency translation.
•Operating margin was 26.7% in the second quarter. The increase of 40 basis points was primarily due to benefits from the Company's enterprise initiatives of 120 basis points and positive operating leverage of 90 basis points, partially offset by higher employee-related expenses and unfavorable price/cost of 40 basis points.
•In the year-to-date period, operating margin of 26.1% increased 50 basis points primarily due to benefits from the Company's enterprise initiatives of 120 basis points and positive operating leverage of 50 basis points, partially offset by higher employee-related expenses and unfavorable price/cost of 20 basis points.
•The Company's effective tax rate for the second quarter of 2026 and 2025 was 24.4% in both periods and 22.6% and 23.1% for the year-to-date periods of 2026 and 2025, respectively. The effective tax rate for the year-to-date period of 2026 included a discrete tax benefit of $34 million in the first quarter of 2026 primarily related to the resolution of a U.S. tax audit. Additionally, the effective tax rate for the year-to-date period of 2025 included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards. The effective tax rates for 2026 and 2025 also included excess tax benefits from stock-based compensation of $1 million for the second quarter of 2025, and $4 million and $5 million for the year-to-date periods of 2026 and 2025, respectively.
•Diluted earnings per share ("EPS") of $2.84 for the second quarter and $5.50 for the year-to-date period of 2026 increased 10.1% and 11.1%, respectively.
•The Company repurchased approximately 2.9 million and 4.3 million shares of its common stock in the second quarter and year-to-date periods of 2026, respectively, for approximately $750 million and $1.1 billion, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2026	2025	2026	2025	2026	2025	2026	2025
Automotive OEM	$857	$845	$185	$180	$1,677	$1,631	$358	$331
Food Equipment	692	680	188	189	1,329	1,307	345	355
Test & Measurement and Electronics	769	686	193	157	1,484	1,338	357	296
Welding	549	479	178	159	1,056	951	341	312
Polymers & Fluids	476	438	140	121	928	867	266	235
Construction Products	494	473	151	145	952	916	286	275
Specialty Products	468	455	148	148	899	890	283	283
Total segments	4,305	4,056	1,183	1,099	8,325	7,900	2,236	2,087
Intersegment revenue	(4)	(3)	—	—	(8)	(8)	—	—
Unallocated	—	—	(36)	(31)	—	—	(69)	(68)
Total	$4,301	$4,053	$1,147	$1,068	$8,317	$7,892	$2,167	$2,019

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive OEMs and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$857	$845	1.3%	(0.4)%	—%	—%	1.7%	1.3%
Operating income	$185	$180	2.7%	0.2%	—%	0.8%	1.7%	2.7%
Operating margin %	21.6%	21.3%	30 bps	10 bps	—	20 bps	—	30 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,677	$1,631	2.8%	(0.6)%	—%	—%	3.4%	2.8%
Operating income	$358	$331	7.9%	2.1%	—%	2.1%	3.7%	7.9%
Operating margin %	21.3%	20.3%	100 bps	60 bps	—	40 bps	—	100 bps

•Operating revenue grew in the second quarter and year-to-date periods due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue decreased 0.4% in the second quarter and 0.6% in the year-to-date period compared to worldwide auto builds which were flat in the second quarter and decreased 1% in the year-to-date period. Product line simplification activities reduced organic revenue by 80 basis points in the second quarter and 90 basis points in the year-to-date period.
◦North American organic revenue grew 1.3% and decreased 1.8% in the second quarter and year-to-date periods, respectively, compared to North American auto builds which were flat in the second quarter and declined 1% in the year-to-date period, primarily due to product line simplification activities and customer mix.
◦European organic revenue decreased 5.3% in the second quarter and 2.7% in the year-to-date period compared to European auto builds which declined 1% in the second quarter and were flat in the year-to-date period, primarily due to customer mix and product line simplification activities.
◦Asia Pacific organic revenue grew 3.1% and 2.9% in the second quarter and year-to-date periods, respectively, primarily due to market growth and penetration gains in India. Organic revenue in China increased 0.5% and declined 1.2% in the second quarter and year-to-date periods, respectively, compared to China auto builds which declined 3% in the second quarter and 5% in the year-to-date period. Auto builds of foreign automotive manufacturers in China decreased 31% in the second quarter and 23% in the year-to-date period. The business outperformed the market primarily due to customer mix including growth in the electric vehicle end market.
•Operating margin was 21.6% in the second quarter. The increase of 30 basis points was primarily due to benefits from the Company's enterprise initiatives, partially offset by unfavorable price/cost of 90 basis points, higher employee-related expenses and continued investment in the business.
•In the year-to-date period, operating margin of 21.3% increased 100 basis points primarily due to benefits from the Company's enterprise initiatives and lower restructuring expenses of 40 basis points, partially offset by higher employee-related expenses, continued investment in the business and unfavorable price/cost of 50 basis points.

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

The results of operations for the Food Equipment segment for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$692	$680	1.6%	—%	—%	—%	1.6%	1.6%
Operating income	$188	$189	(0.6)%	(2.2)%	—%	—%	1.6%	(0.6)%
Operating margin %	27.1%	27.7%	(60) bps	(60) bps	—	—	—	(60) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,329	$1,307	1.6%	(1.3)%	—%	—%	2.9%	1.6%
Operating income	$345	$355	(2.8)%	(5.7)%	—%	0.3%	2.6%	(2.8)%
Operating margin %	26.0%	27.1%	(110) bps	(120) bps	—	10 bps	—	(110) bps

•Operating revenue grew in the second quarter due to the favorable effect of foreign currency translation. In the year-to-date period, operating revenue increased due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue was flat in the second quarter as equipment organic revenue declined 2.4% and service organic revenue increased 5.0%. In the year-to-date period, organic revenue declined 1.3% as equipment organic revenue decreased 4.1% and service organic revenue grew 4.1%.
◦North American organic revenue decreased 3.5% in the second quarter and 4.1% in the year-to-date period. Equipment organic revenue declined 8.2% and 9.1% in the second quarter and year-to-date periods, respectively, primarily due to lower demand in the institutional end market and independent and quick service restaurants within the noninstitutional end market. Service organic revenue increased 4.9% in the second quarter and 4.5% in the year-to-date period.
◦International organic revenue grew 5.7% and 3.1% in the second quarter and year-to-date periods, respectively. Equipment organic revenue increased 6.2% in the second quarter and 3.0% in the year-to-date period primarily due to higher demand in the European warewash end market and higher demand in Asia, partially offset by lower demand in the European cooking and refrigeration end markets. Service organic revenue grew 5.3% in the second quarter and 3.4% in the year-to-date period.
•Operating margin was 27.1% in the second quarter. The decrease of 60 basis points was primarily due to higher employee-related expenses and product mix, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 10 basis points.
•In the year-to-date period, operating margin of 26.0% decreased 110 basis points primarily due to higher employee-related expenses, product mix and unfavorable operating leverage of 20 basis points, partially offset by benefits from the Company's enterprise initiatives.

TEST & MEASUREMENT AND ELECTRONICS

This segment is a branded and innovative producer of test and measurement and electronic manufacturing and maintenance, repair, and operations, or "MRO" solutions that improve efficiency and quality for customers in diverse end markets. Businesses in this segment produce equipment, consumables, and related software for testing and measuring of materials and structures, as well as equipment and consumables used in the production of electronic subassemblies and microelectronics. This segment primarily serves the electronics, general industrial, automotive OEMs and tiers, energy, industrial capital goods and consumer durables markets. Products in this segment include:

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

The results of operations for the Test & Measurement and Electronics segment for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$769	$686	12.1%	10.0%	1.3%	—%	0.8%	12.1%
Operating income	$193	$157	24.0%	22.4%	0.6%	(0.2)%	1.2%	24.0%
Operating margin %	25.2%	22.8%	240 bps	250 bps	(20) bps	—	10 bps	240 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,484	$1,338	10.9%	7.4%	1.5%	—%	2.0%	10.9%
Operating income	$357	$296	21.0%	18.3%	(0.3)%	1.0%	2.0%	21.0%
Operating margin %	24.1%	22.1%	200 bps	220 bps	(40) bps	20 bps	—	200 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic and acquisition revenues, and the favorable effect of foreign currency translation.
•On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired. Refer to Note 2. Acquisitions in Item 1. Financial Statements for further information regarding this acquisition.
•Organic revenue increased 10.0% in the second quarter and 7.4% in the year-to-date period primarily due to higher demand in the semiconductor and electronics end markets.
◦Organic revenue for the test and measurement businesses increased 4.2% in the second quarter and 2.9% in the year-to-date period primarily driven by higher demand in the semiconductor end market, primarily in North America and Asia Pacific, and growth in Instron, partially offset by a decline in the MTS Test & Simulation business.
◦Electronics organic revenue grew 21.0% in the second quarter and increased 15.7% in the year-to-date period primarily due to higher demand in the semiconductor end market. The electronics assembly businesses grew 49.2% in the second quarter and increased 36.9% in the year-to-date period primarily due to higher demand across all major regions. The other electronics businesses, which include the contamination control, static control and pressure sensitive adhesives businesses, increased 11.3% in the second quarter and 8.3% in the year-to-date period primarily due to higher demand in North America and Asia Pacific, partially offset by a decline in Europe.
•Operating margin was 25.2% in the second quarter. The increase of 240 basis points was primarily due to positive operating leverage of 250 basis points and benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses and the dilutive impact of 20 basis points from an acquisition.
•In the year-to-date period, operating margin of 24.1% increased 200 basis points primarily due to positive operating leverage of 200 basis points and benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses and the dilutive impact of 40 basis points from an acquisition.

WELDING

This segment is a branded value-added equipment and specialty consumable manufacturer with innovative and leading technology. Businesses in this segment produce arc welding equipment, consumables and accessories for a wide array of industrial and commercial applications. This segment primarily serves the general industrial market, which includes fabrication, shipbuilding and other general industrial markets, and construction, energy, MRO, industrial capital goods and automotive OEMs and tiers markets. Products in this segment include:

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$549	$479	14.7%	13.9%	—%	—%	0.8%	14.7%
Operating income	$178	$159	12.0%	12.7%	—%	(1.1)%	0.4%	12.0%
Operating margin %	32.4%	33.1%	(70) bps	(30) bps	—	(30) bps	(10) bps	(70) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,056	$951	11.0%	10.0%	—%	—%	1.0%	11.0%
Operating income	$341	$312	9.2%	9.3%	—%	(0.8)%	0.7%	9.2%
Operating margin %	32.3%	32.8%	(50) bps	(20) bps	—	(20) bps	(10) bps	(50) bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 13.9% in the second quarter as equipment and consumables grew 18.7% and 6.0%, respectively. In the year-to-date period, organic revenue grew 10.0% as equipment increased 13.4% and consumables grew 4.1%.
◦North American organic revenue increased 18.5% and 13.5% in the second quarter and year-to-date periods, respectively, primarily due to growth in the industrial end market of 16.7% and 11.9%, respectively, and in the commercial end market of 14.2% and 9.9%, respectively. The growth in both periods was primarily due to higher demand in the infrastructure, energy, aerospace and defense end markets.
◦International organic revenue declined 6.4% in the second quarter and 6.3% in the year-to-date period primarily due to lower demand in Asia Pacific and Europe.
•Operating margin was 32.4% in the second quarter. The decrease of 70 basis points was primarily due to higher employee-related expenses, unfavorable price/cost of 50 basis points and higher restructuring expenses of 30 basis points, partially offset by positive operating leverage of 220 basis points and benefits from the Company's enterprise initiatives.
•In the year-to-date period, operating margin of 32.3% decreased 50 basis points primarily due to higher employee-related expenses, unfavorable price/cost of 20 basis points and higher restructuring expenses of 20 basis points, partially offset by positive operating leverage of 160 basis points and benefits from the Company's enterprise initiatives.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$476	$438	8.8%	7.3%	—%	—%	1.5%	8.8%
Operating income	$140	$121	15.1%	14.2%	—%	(0.4)%	1.3%	15.1%
Operating margin %	29.3%	27.7%	160 bps	180 bps	—	(10) bps	(10) bps	160 bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$928	$867	7.1%	4.6%	—%	—%	2.5%	7.1%
Operating income	$266	$235	13.2%	10.9%	—%	(0.1)%	2.4%	13.2%
Operating margin %	28.7%	27.1%	160 bps	170 bps	—	—	(10) bps	160 bps

•Operating revenue grew in the second quarter and year-to-date periods due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 7.3% in the second quarter and 4.6% in the year-to-date period due to higher demand across all major regions. Product line simplification activities reduced organic revenue by 30 basis points and 50 basis points in the second quarter and year-to-date periods, respectively.
◦Organic revenue for the automotive aftermarket businesses increased 7.4% in the second quarter primarily due to higher demand in the car care, engine repair and body repair businesses in North America and the tire repair business in Asia Pacific and Europe. In the year-to-date period, organic revenue grew 5.1% primarily due to higher demand in the car care, engine repair and tire repair businesses in North America and the tire repair business in Asia Pacific and Europe, partially offset by lower demand in the body repair business.
◦Organic revenue for the polymers businesses increased 6.7% in the second quarter and 3.6% in the year-to-date period primarily due to an increase across all major regions.
◦Organic revenue for the fluids businesses grew 7.8% and 4.1% in the second quarter and year-to-date periods, respectively, primarily driven by higher demand in the biopharmaceutical end market and growth in North America.
•Operating margin was 29.3% in the second quarter. The increase of 160 basis points was primarily due to benefits from the Company's enterprise initiatives and positive operating leverage of 140 basis points, partially offset by higher employee-related expenses.
•In the year-to-date period, operating margin of 28.7% increased 160 basis points primarily due to benefits from the Company's enterprise initiatives and positive operating leverage of 90 basis points, partially offset by higher employee-related expenses.

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

The results of operations for the Construction Products segment for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$494	$473	4.3%	2.0%	—%	—%	2.3%	4.3%
Operating income	$151	$145	3.4%	1.9%	—%	(0.2)%	1.7%	3.4%
Operating margin %	30.6%	30.8%	(20) bps	—	—	(10) bps	(10) bps	(20) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$952	$916	3.9%	0.4%	—%	—%	3.5%	3.9%
Operating income	$286	$275	3.8%	0.6%	—%	0.5%	2.7%	3.8%
Operating margin %	30.0%	30.0%	—	10 bps	—	10 bps	(20) bps	—

•Operating revenue grew in the second quarter and year-to-date periods due to the favorable effect of foreign currency translation and higher organic revenue.
•Organic revenue increased 2.0% in the second quarter primarily due to higher demand across all major regions. In the year-to-date period, organic revenue grew 0.4% primarily due to higher demand in North America and Asia Pacific, partially offset by lower demand in Europe. Product line simplification activities reduced organic revenue by 10 basis points in the second quarter and 20 basis points in the year-to-date period.
◦North American organic revenue increased 2.2% in the second quarter primarily due to growth of 12.9% and 0.8% in the United States commercial and residential end markets, respectively. In the year-to-date period, organic revenue grew 1.1% primarily due to growth in the commercial and residential end markets of 6.0% and 0.7%, respectively, partially offset by a decline in Canada of 2.8%.
◦International organic revenue increased 1.8% in the second quarter. European organic revenue grew 1.4% primarily due to higher demand in continental Europe in the commercial and residential end markets, partially offset by a decline in the United Kingdom. Asia Pacific organic revenue increased 2.4% primarily due to higher demand in the Australia and New Zealand commercial and residential end markets. In the year-to-date period, organic revenue declined 0.4%. European organic revenue decreased 1.0% primarily due to lower demand in the United Kingdom, partially offset by an increase in continental Europe in the commercial and residential end markets. Asia Pacific organic revenue grew 0.4% primarily due to higher demand in the Australia and New Zealand commercial and residential end markets.
•Operating margin was 30.6% in the second quarter. The decrease of 20 basis points was primarily due to higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives and positive operating leverage of 40 basis points.
•In the year-to-date period, operating margin of 30.0% was flat as benefits from the Company's enterprise initiatives and positive operating leverage of 20 basis points were offset by higher employee-related expenses.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$468	$455	3.0%	1.6%	—%	—%	1.4%	3.0%
Operating income	$148	$148	(0.3)%	(2.2)%	—%	0.4%	1.5%	(0.3)%
Operating margin %	31.5%	32.6%	(110) bps	(130) bps	—	20 bps	—	(110) bps

	Six Months Ended
Dollars in millions	June 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$899	$890	1.1%	(1.5)%	—%	—%	2.6%	1.1%
Operating income	$283	$283	—%	(3.6)%	—%	0.9%	2.7%	—%
Operating margin %	31.4%	31.8%	(40) bps	(70) bps	—	30 bps	—	(40) bps

•Operating revenue grew in the second quarter due to higher organic revenue and the favorable effect of foreign currency translation. In the year-to-date period, operating revenue increased due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue increased 1.6% in the second quarter as consumables increased 4.1%, partially offset by a decline in equipment sales of 6.3%. In the year-to-date period, organic revenue declined 1.5% as equipment sales and consumables declined 4.7% and 0.5%, respectively. Product line simplification activities reduced organic revenue by 140 basis points and 170 basis points in the second quarter and year-to-date periods, respectively.
◦North American organic revenue increased 1.8% in the second quarter primarily driven by growth in the filter medical, specialty films and consumer packaging businesses, partially offset by a decline in the appliance and marking coding businesses. In the year-to-date period, organic revenue declined 2.0% primarily driven by a decline in the appliance, ground support equipment, marking coding and graphics businesses, partially offset by growth in the filter medical and specialty films businesses.
◦International organic revenue grew 1.3% in the second quarter primarily due to growth in the European ground support equipment, specialty films and filter medical businesses and higher demand in Asia Pacific, partially offset by lower demand in the European consumer equipment packaging and appliance businesses. In the year-to-date period, organic revenue decreased 0.4% primarily due to lower demand in the European consumer equipment packaging and the appliance businesses in Europe and Asia, partially offset by growth in the European ground support equipment, specialty films and filter medical businesses.
•Operating margin was 31.5% in the second quarter. The decrease of 110 basis points was primarily due to unfavorable price/cost of 160 basis points and higher employee-related expenses, partially offset by benefits from the Company's enterprise initiatives and positive operating leverage of 20 basis points.
•In the year-to-date period, operating margin of 31.4% decreased 40 basis points primarily due to unfavorable price/cost of 90 basis points, higher employee-related expenses and unfavorable operating leverage of 30 basis points, partially offset by benefits from the Company's enterprise initiatives and lower restructuring expenses of 30 basis points.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $79 million and $152 million in the second quarter and year-to-date periods of 2026, respectively, versus $74 million and $142 million in the second quarter and year-to-date periods of 2025, respectively. Refer to Note 8. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $12 million in the second quarter of 2026 versus $4 million in the prior year period and $32 million in the year-to-date period of 2026 versus $16 million in the prior year period. The increase in both respective periods was primarily driven by lower foreign currency transaction losses in 2026 compared to 2025.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies in Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of June 30, 2026, the Company had $839 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the second quarter and year-to-date periods of 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Net cash provided by operating activities	$723	$550	$1,346	$1,142
Additions to plant and equipment	(92)	(101)	(187)	(197)
Free cash flow	$631	$449	$1,159	$945

Cash dividends paid	$(463)	$(439)	$(928)	$(880)
Repurchases of common stock	(750)	(375)	(1,125)	(750)
Acquisition of businesses (excluding cash and equivalents)	—	(1)	—	1
Net proceeds from (repayments of) debt	596	262	855	464
Other, net	(8)	(1)	22	27
Effect of exchange rate changes on cash and equivalents	6	20	5	33
Net increase (decrease) in cash and equivalents	$12	$(85)	$(12)	$(160)

Stock Repurchase Programs

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). The Company repurchased 2.9 million shares of its common stock at an average price of $255.37 and 1.5 million shares of its common stock at an average price of $241.19 during the three months ended June 30, 2026 and 2025, respectively. The Company repurchased 4.3 million shares of its common stock at an average price of $260.52 and 3.0 million shares of its common stock at an average price of $248.91 during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there were $865 million of authorized repurchases remaining under the 2023 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the discrete tax benefit of $34 million in the first quarter of 2026 from net income and the effective tax rate for the six months ended June 30, 2026. Additionally, for comparability, the Company also excluded the discrete tax benefit of $21 million in the first quarter of 2025 from net income and the effective tax rate for the six months ended June 30, 2025. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the second quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2026	2025	2026	2025
Numerator:
Net Income	$815	$755	$1,583	$1,455
Discrete tax benefit related to the first quarter 2026	—	—	(34)	—
Discrete tax benefit related to the first quarter 2025	—	—	—	(21)
Interest expense, net of tax (1)	59	56	115	108
Other (income) expense, net of tax (1)	(9)	(3)	(24)	(12)
Operating income after taxes	$865	$808	$1,640	$1,530

Denominator:
Invested capital:
Cash and equivalents	$839	$788	$839	$788
Trade receivables	3,564	3,320	3,564	3,320
Inventories	1,756	1,710	1,756	1,710
Net plant and equipment	2,235	2,177	2,235	2,177
Goodwill and intangible assets	5,632	5,596	5,632	5,596
Accounts payable and accrued expenses	(2,228)	(2,157)	(2,228)	(2,157)
Debt	(9,694)	(8,937)	(9,694)	(8,937)
Other, net	791	714	791	714
Total net assets (stockholders' equity)	2,895	3,211	2,895	3,211
Cash and equivalents	(839)	(788)	(839)	(788)
Debt	9,694	8,937	9,694	8,937
Total invested capital	$11,750	$11,360	$11,750	$11,360

Average invested capital (2)	$11,650	$10,996	$11,548	$10,741

Net income to average invested capital (3)	28.0%	27.4%	27.4%	27.1%
After-tax return on average invested capital (3)	29.7%	29.4%	28.4%	28.5%

(1)    Effective tax rate used for interest expense and other (income) expense for the three months ended June 30, 2026 and 2025 was 24.4% in both periods. Effective tax rate used for interest expense and other (income) expense for the six months ended June 30, 2026 and 2025 was 24.3% and 24.2%, respectively.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

(3)    Returns for the three months ended June 30, 2026 and 2025 were converted to an annual rate by multiplying the calculated return by 4. Returns for the six months ended June 30, 2026 and 2025 were converted to an annual rate by multiplying the calculated return by 2.

A reconciliation of the tax rate for the six month period ended June 30, 2026, excluding the first quarter 2026 discrete tax benefit of $34 million primarily related to the resolution of a U.S. tax audit, is as follows:

	Six Months Ended
	June 30, 2026
Dollars in millions	Income Taxes	Tax Rate
As reported	$464	22.6%
Discrete tax benefit related to the first quarter 2026	34	1.7%
As adjusted	$498	24.3%

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

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of June 30, 2026 and December 31, 2025 is summarized as follows:

In millions	June 30, 2026	December 31, 2025	Increase/ (Decrease)
Current assets:
Cash and equivalents	$839	$851	$(12)
Trade receivables	3,564	3,227	337
Inventories	1,756	1,659	97
Prepaid expenses and other current assets	441	463	(22)
Total current assets	6,600	6,200	400
Current liabilities:
Short-term debt	3,145	2,286	859
Accounts payable and accrued expenses	2,228	2,158	70
Other	580	682	(102)
Total current liabilities	5,953	5,126	827
Net working capital	$647	$1,074	$(427)

As of June 30, 2026, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. and subject to foreign withholding taxes. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of June 30, 2026 and December 31, 2025 was as follows:

In millions	June 30, 2026	December 31, 2025
Short-term debt	$3,145	$2,286
Long-term debt	6,549	6,683
Total debt	$9,694	$8,969

Short-term debt included commercial paper of $2.1 billion and $1.3 billion as of June 30, 2026 and December 31, 2025, respectively. The weighted-average interest rate on commercial paper as of June 30, 2026 and December 31, 2025 was 3.78% and 3.84%, respectively. Short-term debt also included $1.0 billion and $999 million as of June 30, 2026 and December 31, 2025, respectively, related to the 2.65% notes due November 15, 2026, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2025.

On February 24, 2025, the Company entered into an amendment to the Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement") to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of June 30, 2026, the Company had $856 million outstanding under the Euro Credit Agreement with an interest rate of 2.90%, which was included in Long-term debt as the Company intends to exercise its option to extend the termination date. As of December 31, 2025, the Company had $881 million outstanding under the Euro Credit Agreement with an interest rate of 2.77%, which was included in Long-term debt.

On February 20, 2026, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of February 20, 2031, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. This agreement replaced the existing $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027. No amounts were outstanding under the revolving credit facility as of June 30, 2026 or December 31, 2025.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended June 30, 2026 and December 31, 2025 was as follows:

Dollars in millions	June 30, 2026	December 31, 2025
Total debt	$9,694	$8,969

Net income	$3,194	$3,066
Add:
Interest expense	302	292
Other (income) expense	(58)	(42)
Income taxes	926	900
Depreciation	328	317
Amortization and impairment of intangible assets	72	80
EBITDA	$4,764	$4,613
Total debt to EBITDA ratio	2.0	1.9

Stockholders' Equity

The changes to stockholders' equity during the year-to-date period ended June 30, 2026 were as follows:

In millions
Total stockholders' equity, December 31, 2025	$3,226
Net income	1,583
Repurchases of common stock	(1,125)
Dividends declared	(921)
Other comprehensive income (loss)	69
Other, net	63
Total stockholders' equity, June 30, 2026	$2,895

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company's quantitative and qualitative disclosures about market risk, see Part I - Item 7A - Quantitative and Qualitative Disclosures About Market Risk in the Company's 2025 Annual Report on Form 10-K. Additionally, refer to Note 8. Debt and Note 9. Accumulated Other Comprehensive Income (Loss) in Item 1. Financial Statements for further information regarding the Company's outstanding debt and net investment hedge.

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2026. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2026 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2023, the Company announced a new stock repurchase program which provides for the repurchase of up to $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of June 30, 2026, there were $865 million of authorized repurchases remaining under the 2023 Program.

Stock repurchase activity for the second quarter of 2026 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
April 2026	0.5	$267.16	0.5	$1,484
May 2026	1.5	$252.07	1.5	$1,093
June 2026	0.9	$254.60	0.9	$865
Total	2.9		2.9

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	August 6, 2026	By:	/s/ Matteo C. Pigozzo
Matteo C. Pigozzo
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)