Form 10-Q
period 2026-09-30
ILLINOIS TOOL WORKS INC
filed 2026-10-28
CIK 49826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 1-4797

ILLINOIS TOOL WORKS INC.

(Exact name of registrant as specified in its charter)

Delaware			36-1258310
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
155 Harlem Avenue	Glenview	IL	60025
(Address of principal executive offices)			(Zip Code)

(Registrant's telephone number, including area code) 847-724-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	ITW	New York Stock Exchange
0.625% Euro Notes due 2027	ITW27	New York Stock Exchange
3.250% Euro Notes due 2028	ITW28	New York Stock Exchange
2.125% Euro Notes due 2030	ITW30	New York Stock Exchange
1.000% Euro Notes due 2031	ITW31	New York Stock Exchange
3.375% Euro Notes due 2032	ITW32	New York Stock Exchange
3.000% Euro Notes due 2034	ITW34	New York Stock Exchange

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
Yes ☐                      No ☒

The number of shares of registrant's common stock, $0.01 par value, outstanding at September 30, 2026: 284.2 million

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Illinois Tool Works Inc. and Subsidiaries
Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2026	2025	2026	2025
Operating Revenue	$4,236	$4,059	$12,553	$11,951
Cost of revenue	2,326	2,253	6,985	6,685
Selling, administrative, and research and development expenses	717	676	2,174	2,075
Amortization and impairment of intangible assets	16	18	50	60
Operating Income	1,177	1,112	3,344	3,131
Interest expense	(83)	(75)	(235)	(217)
Other income (expense)	37	12	69	28
Income Before Taxes	1,131	1,049	3,178	2,942
Income Taxes	276	228	740	666
Net Income	$855	$821	$2,438	$2,276

Net Income Per Share:
Basic	$3.00	$2.82	$8.51	$7.79
Diluted	$3.00	$2.81	$8.49	$7.77

Shares of Common Stock Outstanding During the Period:
Average	284.6	290.8	286.4	292.2
Average assuming dilution	285.3	291.7	287.1	293.0

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Net Income	$855	$821	$2,438	$2,276

Foreign currency translation adjustments, net of tax	39	(8)	106	2
Pension and other postretirement benefit adjustments, net of tax	1	—	3	(1)
Other comprehensive income (loss)	40	(8)	109	1

Comprehensive Income	$895	$813	$2,547	$2,277

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Financial Position (Unaudited)

In millions except per share amounts	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and equivalents	$809	$851
Trade receivables	3,516	3,227
Inventories	1,823	1,659
Prepaid expenses and other current assets	450	463
Total current assets	6,598	6,200

Net plant and equipment	2,254	2,230
Goodwill	5,073	5,098
Intangible assets	543	591
Deferred income taxes	492	519
Other assets	1,537	1,510
	$16,497	$16,148

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$2,219	$2,286
Accounts payable	623	522
Accrued expenses	1,635	1,636
Cash dividends payable	490	465
Income taxes payable	133	217
Total current liabilities	5,100	5,126

Noncurrent Liabilities:
Long-term debt	7,153	6,683
Deferred income taxes	168	154
Other liabilities	934	959
Total noncurrent liabilities	8,255	7,796

Stockholders' Equity:
Common stock (Authorized- 700.0 shares; par value of $0.01 per share):
Issued- 550.0 shares in 2026 and 2025 Outstanding- 284.2 shares in 2026 and 288.6 shares in 2025	6	6
Additional paid-in-capital	1,866	1,771
Retained earnings	31,177	30,150
Common stock held in treasury	(28,190)	(26,875)
Accumulated other comprehensive income (loss)	(1,718)	(1,827)
Noncontrolling interest	1	1
Total stockholders' equity	3,142	3,226
	$16,497	$16,148

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Changes in Stockholders' Equity (Unaudited)

In millions except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total

Three Months Ended September 30, 2026
Balance at June 30, 2026	$6	$1,838	$30,812	$(28,004)	$(1,758)	$1	$2,895
Net income	—	—	855	—	—	—	855
Common stock issued for stock-based compensation	—	8	—	3	—	—	11
Stock-based compensation expense	—	20	—	—	—	—	20
Repurchases of common stock	—	—	—	(187)	—	—	(187)
Excise tax on repurchases of common stock	—	—	—	(2)	—	—	(2)
Dividends declared ($1.72 per share)	—	—	(490)	—	—	—	(490)
Other comprehensive income (loss)	—	—	—	—	40	—	40
Balance at September 30, 2026	$6	$1,866	$31,177	$(28,190)	$(1,718)	$1	$3,142

Three Months Ended September 30, 2025
Balance at June 30, 2025	$6	$1,725	$29,471	$(26,124)	$(1,868)	$1	$3,211
Net income	—	—	821	—	—	—	821
Common stock issued for stock-based compensation	—	9	—	5	—	—	14
Stock-based compensation expense	—	17	—	—	—	—	17
Repurchases of common stock	—	—	—	(375)	—	—	(375)
Excise tax on repurchases of common stock	—	—	—	(4)	—	—	(4)
Dividends declared ($1.61 per share)	—	—	(467)	—	—	—	(467)
Other comprehensive income (loss)	—	—	—	—	(8)	—	(8)
Balance at September 30, 2025	$6	$1,751	$29,825	$(26,498)	$(1,876)	$1	$3,209

Nine Months Ended September 30, 2026
Balance at December 31, 2025	$6	$1,771	$30,150	$(26,875)	$(1,827)	$1	$3,226
Net income	—	—	2,438	—	—	—	2,438
Common stock issued for stock-based compensation	—	35	—	9	—	—	44
Stock-based compensation expense	—	60	—	—	—	—	60
Repurchases of common stock	—	—	—	(1,312)	—	—	(1,312)
Excise tax on repurchases of common stock	—	—	—	(12)	—	—	(12)
Dividends declared ($4.94 per share)	—	—	(1,411)	—	—	—	(1,411)
Other comprehensive income (loss)	—	—	—	—	109	—	109
Balance at September 30, 2026	$6	$1,866	$31,177	$(28,190)	$(1,718)	$1	$3,142

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$6	$1,669	$28,893	$(25,375)	$(1,877)	$1	$3,317
Net income	—	—	2,276	—	—	—	2,276
Common stock issued for stock-based compensation	—	30	—	12	—	—	42
Stock-based compensation expense	—	52	—	—	—	—	52
Repurchases of common stock	—	—	—	(1,125)	—	—	(1,125)
Excise tax on repurchases of common stock	—	—	—	(10)	—	—	(10)
Dividends declared ($4.61 per share)	—	—	(1,344)	—	—	—	(1,344)
Other comprehensive income (loss)	—	—	—	—	1	—	1
Balance at September 30, 2025	$6	$1,751	$29,825	$(26,498)	$(1,876)	$1	$3,209

The Notes to Financial Statements are an integral part of this statement.

Illinois Tool Works Inc. and Subsidiaries
Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In millions	2026	2025
Cash Provided by (Used for) Operating Activities:
Net income	$2,438	$2,276
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	247	234
Amortization and impairment of intangible assets	50	60
Change in deferred income taxes	2	(39)
Net provision for (recoveries of) uncollectible accounts	5	4
Stock-based compensation expense	60	52
Other non-cash items, net	(16)	6
Change in assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in-
Trade receivables	(300)	(135)
Inventories	(174)	(48)
Prepaid expenses and other assets	(12)	(60)
Increase (decrease) in-
Accounts payable	103	60
Accrued expenses and other liabilities	(8)	(91)
Income taxes	(96)	(156)
Net cash provided by operating activities	2,299	2,163
Cash Provided by (Used for) Investing Activities:
Acquisition of businesses (excluding cash and equivalents)	—	1
Additions to plant and equipment	(289)	(314)
Proceeds from sale of operations and affiliates	—	1
Other, net	31	12
Net cash provided by (used for) investing activities	(258)	(300)
Cash Provided by (Used for) Financing Activities:
Cash dividends paid	(1,386)	(1,318)
Issuance of common stock	63	60
Repurchases of common stock	(1,312)	(1,125)
Net proceeds from (repayments of) debt with original maturities of three months or less	(915)	489
Proceeds from debt with original maturities of more than three months	1,496	—
Other, net	(41)	(32)
Net cash provided by (used for) financing activities	(2,095)	(1,926)
Effect of Exchange Rate Changes on Cash and Equivalents	12	39
Cash and Equivalents:
Increase (decrease) during the period	(42)	(24)
Beginning of period	851	948
End of period	$809	$924
Supplementary Cash Flow Information:
Cash Paid During the Period for Interest	$254	$243
Cash Paid During the Period for Income Taxes, Net of Refunds	$834	$862

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

(2)    Acquisitions

On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired, and subject to certain closing adjustments. In the third quarter of 2026, the Company completed the allocation of purchase price to the acquired assets and liabilities as of the acquisition date. This acquisition was not material to the Company's results of operations, financial position or cash flows.

(3)    Operating Revenue

The Company's 88 diversified operating divisions are organized and managed based on similar product offerings and end markets, and are reported to senior management as the following seven segments: Automotive OEM; Food Equipment; Test & Measurement and Electronics; Welding; Polymers & Fluids; Construction Products; and Specialty Products. Operating revenue by product category, which is consistent with the Company's segment presentation, for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Automotive OEM	$814	$830	$2,491	$2,461
Food Equipment	698	694	2,027	2,001
Test & Measurement and Electronics	819	698	2,303	2,036
Welding	513	477	1,569	1,428
Polymers & Fluids	477	441	1,405	1,308
Construction Products	472	473	1,424	1,389
Specialty Products	447	452	1,346	1,342
Total segments	4,240	4,065	12,565	11,965
Intersegment revenue	(4)	(6)	(12)	(14)
Total operating revenue	$4,236	$4,059	$12,553	$11,951

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

(4)    Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States, which extended and modified certain provisions of the 2017 Tax Cuts and Jobs Act (the "TCJA"). The provisions of the OBBBA did not have a material impact on the Company's operating results, financial position or cash flows for the three and nine months ended September 30, 2026.

The Company's effective tax rate for the three months ended September 30, 2026 and 2025 was 24.4% and 21.8%, respectively, and 23.3% and 22.7% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the nine months ended September 30, 2026 included a discrete tax benefit of $34 million in the first quarter of 2026 primarily related to the resolution of a U.S. tax audit. The effective tax rates for the three and nine months ended September 30, 2025 benefited from a discrete tax benefit in the third quarter of 2025 of $43 million related to the estimated U.S. federal tax liability for 2024, partially offset by a $16 million discrete tax expense related primarily to the resolution of a foreign tax audit. Additionally, the effective tax rate for the nine months ended September 30, 2025 included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards. The effective tax rates for 2026 and 2025 also included excess tax benefits from stock-based compensation of $1 million and $2 million for the three months ended September 30, 2026 and 2025, respectively, and $5 million and $7 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company and its subsidiaries file tax returns in the U.S. and various state, local and foreign jurisdictions. These tax returns are routinely audited by the tax authorities in these jurisdictions, including the U.S. Internal Revenue Service (the "IRS"), His Majesty's Revenue and Customs, German Fiscal Authority, French Fiscal Authority, and Australian Tax Office, and a number of these audits are currently ongoing, which may change the amount of the unrecognized tax benefits in future periods. The Company has recorded its best estimate of the potential exposure for these issues.

In September 2026, the Company received a Notice of Deficiency ("NOD") from the IRS related to the 2018 through 2021 tax years. The NOD assessed $23 million of additional income taxes, plus interest and penalties, in connection with a 2021 capital loss resulting from the liquidation of a legal entity. The NOD also disallowed $47 million of income tax refund claims related to the capital loss and certain amended tax returns. For tax years subsequent to 2021, additional income taxes associated with these matters total $148 million. The Company intends to petition the United States Tax Court to challenge the NOD. Although the outcome of this matter cannot be predicted with certainty, the Company believes it will be successful in defending its position.

(5)    Net Income Per Share

Net income per basic share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Net income per diluted share is computed by dividing net income by the weighted-average number of shares assuming dilution for stock options and restricted stock units. Dilutive shares reflect the potential additional shares that would be outstanding if the dilutive stock options outstanding were exercised and the unvested restricted stock units vested during the period. The computation of net income per share for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions except per share amounts	2026	2025	2026	2025
Net Income	$855	$821	$2,438	$2,276
Net income per share—Basic:
Weighted-average common shares	284.6	290.8	286.4	292.2
Net income per share—Basic	$3.00	$2.82	$8.51	$7.79
Net income per share—Diluted:
Weighted-average common shares	284.6	290.8	286.4	292.2
Effect of dilutive stock options and restricted stock units	0.7	0.9	0.7	0.8
Weighted-average common shares assuming dilution	285.3	291.7	287.1	293.0
Net income per share—Diluted	$3.00	$2.81	$8.49	$7.77

Options that were considered antidilutive were not included in the computation of diluted net income per share. There were 0.2 million and 0.4 million antidilutive options outstanding for the three months ended September 30, 2026 and 2025, respectively, and 0.5 million and 0.4 million antidilutive options outstanding for the nine months ended September 30, 2026 and 2025, respectively.

(6)    Inventories

Inventories as of September 30, 2026 and December 31, 2025 were as follows:

In millions	September 30, 2026	December 31, 2025
Raw material	$705	$640
Work-in-process	226	191
Finished goods	892	828
Total inventories	$1,823	$1,659

(7)    Goodwill and Intangible Assets

The Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets in the third quarters of 2026 and 2025. The assessments resulted in no impairment charges in either 2026 or 2025.

(8)    Pension and Other Postretirement Benefits

Pension and other postretirement benefit costs for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Pension		Other Postretirement Benefits		Pension		Other Postretirement Benefits
In millions	2026	2025	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$8	$8	$—	$1	$22	$24	$2	$3
Interest cost	21	23	6	6	63	69	17	18
Expected return on plan assets	(32)	(33)	(7)	(6)	(95)	(97)	(21)	(19)
Amortization of actuarial loss (gain)	3	1	(2)	(3)	10	3	(6)	(7)
Amortization of prior service cost	—	1	—	—	—	1	—	—
Settlements	—	—	—	—	—	1	—	—
Total net periodic benefit cost (income)	$—	$—	$(3)	$(2)	$—	$1	$(8)	$(5)

The service cost component of net periodic benefit cost is presented within Cost of revenue and Selling, administrative, and research and development expenses in the Statement of Income while the other components of net periodic benefit cost are presented within Other income (expense).

The Company expects to contribute approximately $24 million to its pension plans and $31 million to its other postretirement benefit plans in 2026. As of September 30, 2026, contributions of $18 million to pension plans and $20 million to other postretirement benefit plans have been made.

(9)    Debt

Total debt as of September 30, 2026 and December 31, 2025 was as follows:

In millions	September 30, 2026	December 31, 2025
Short-term debt	$2,219	$2,286
Long-term debt	7,153	6,683
Total debt	$9,372	$8,969

Short-term debt included commercial paper of $369 million and $1.3 billion as of September 30, 2026 and December 31, 2025, respectively. The weighted-average interest rate on commercial paper as of September 30, 2026 and December 31, 2025 was 3.99% and 3.84%, respectively. Short-term debt also included $1.0 billion and $999 million as of September 30, 2026 and December 31, 2025, respectively, related to the 2.65% notes due November 15, 2026, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2025. Additionally, Short-term debt as of September 30, 2026 included $850 million outstanding under the Company's Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement") with an interest rate of 3.25%. The Euro Credit Agreement was reclassified from Long-term debt to Short-term debt in the third quarter of 2026.

On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of December 31, 2025, the Company had $881 million outstanding under the Euro Credit Agreement with an interest rate of 2.77%, which was included in Long-term debt. The Company intends to exercise its option to extend the termination date to September 15, 2027.

On February 20, 2026, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of February 20, 2031, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. This agreement replaced the existing $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027. No amounts were outstanding under the revolving credit facility as of September 30, 2026 or December 31, 2025.

On August 13, 2026, the Company issued $1.5 billion of 4.65% notes due August 13, 2029 at 99.748% of face value. Proceeds from the issuance were used to repay a portion of the indebtedness under the Company's commercial paper program.

The approximate fair value and related carrying value of the Company's total long-term debt, including current maturities of long-term debt presented as short-term debt, as of September 30, 2026 and December 31, 2025 were as follows:

In millions	September 30, 2026	December 31, 2025
Fair value	$8,497	$7,451
Carrying value	9,003	7,682

The approximate fair values of the Company's long-term debt, including current maturities, were based on a valuation model using Level 2 observable inputs which included market rates for comparable instruments for the respective periods.

(10)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Beginning balance	$(1,758)	$(1,868)	$(1,827)	$(1,877)

Foreign currency translation adjustments during the period	48	(2)	148	(138)
Income taxes	(9)	(6)	(42)	140
Total foreign currency translation adjustments, net of tax	39	(8)	106	2

Pension and other postretirement benefit adjustments reclassified to income	1	(1)	4	(2)
Income taxes	—	1	(1)	1
Total pension and other postretirement benefit adjustments, net of tax	1	—	3	(1)

Ending balance	$(1,718)	$(1,876)	$(1,718)	$(1,876)

Refer to Note 8. Pension and Other Postretirement Benefits for additional information regarding pension and other postretirement benefit adjustments reclassified to income.

The outstanding balances of the Euro notes issued in May 2014, May 2015, June 2019 and May 2024, and the Euro term loan under the Euro Credit Agreement are designated as hedges of a portion of the Company’s net investment in Euro-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. Changes in the value of this debt resulting from fluctuations in the Euro to U.S. Dollar exchange rate have been recorded as foreign currency translation adjustments within Accumulated other comprehensive income (loss). The amount of pre-tax gain (loss) related to this debt recorded in Other comprehensive income (loss) was a gain of $39 million and a gain of $23 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of $176 million and a loss of $584 million for the nine months ended September 30, 2026 and 2025, respectively. The carrying value of the outstanding balance of Euro-denominated debt that was designated as a net investment hedge as of September 30, 2026 and December 31, 2025 was $4.8 billion and $5.0 billion, respectively. Refer to Note 9. Debt for additional information regarding the Company’s outstanding Euro debt.

As of September 30, 2026 and 2025, the ending balance of Accumulated other comprehensive income (loss) consisted of after-tax cumulative translation adjustment losses of $1.5 billion and $1.6 billion, respectively, and after-tax unrecognized pension and other postretirement benefit costs of $234 million and $267 million, respectively.

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

Segment operating revenue, significant expenses and operating income for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Operating revenue:
Automotive OEM	$814	$830	$2,491	$2,461
Food Equipment	698	694	2,027	2,001
Test & Measurement and Electronics	819	698	2,303	2,036
Welding	513	477	1,569	1,428
Polymers & Fluids	477	441	1,405	1,308
Construction Products	472	473	1,424	1,389
Specialty Products	447	452	1,346	1,342
Total segments	4,240	4,065	12,565	11,965
Intersegment revenue	(4)	(6)	(12)	(14)
Operating Revenue	$4,236	$4,059	$12,553	$11,951

Variable cost of revenue:
Automotive OEM	$444	$450	$1,347	$1,344
Food Equipment	317	317	937	914
Test & Measurement and Electronics	342	297	986	881
Welding	228	211	709	640
Polymers & Fluids	216	208	649	621
Construction Products	213	210	640	620
Specialty Products	204	205	616	613
Total segments	$1,964	$1,898	$5,884	$5,633

Overhead expenses:
Automotive OEM	$207	$198	$623	$604
Food Equipment	173	175	537	530
Test & Measurement and Electronics	242	224	725	682
Welding	99	110	333	320
Polymers & Fluids	112	107	341	326
Construction Products	118	114	357	345
Specialty Products	103	101	307	300
Total segments	$1,054	$1,029	$3,223	$3,107

Operating income:
Automotive OEM	$163	$182	$521	$513
Food Equipment	208	202	553	557
Test & Measurement and Electronics	235	177	592	473
Welding	186	156	527	468
Polymers & Fluids	149	126	415	361
Construction Products	141	149	427	424
Specialty Products	140	146	423	429
Total segments	1,222	1,138	3,458	3,225
Unallocated	(45)	(26)	(114)	(94)
Operating Income	1,177	1,112	3,344	3,131
Interest expense	(83)	(75)	(235)	(217)
Other income (expense)	37	12	69	28
Income Before Taxes	$1,131	$1,049	$3,178	$2,942

Segment depreciation and amortization and impairment of intangible assets for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Automotive OEM	$36	$35	$107	$101
Food Equipment	10	11	29	31
Test & Measurement and Electronics	18	17	55	53
Welding	9	9	26	26
Polymers & Fluids	9	10	26	31
Construction Products	8	8	25	24
Specialty Products	10	10	29	28
Total	$100	$100	$297	$294

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

CONSOLIDATED RESULTS OF OPERATIONS

During the first quarter of 2022, Russian military forces invaded Ukraine. In response, the United States and several other countries imposed economic and other sanctions on Russia. The Company has four immaterial Russian subsidiaries with net assets of approximately $41 million as of September 30, 2026. The revenue for these four subsidiaries for the three and nine months ended September 30, 2026 was approximately $6 million and $20 million, respectively. These subsidiaries are not material to the Company's results of operations or financial position.

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

The Company delivered strong financial results in the third quarter and year-to-date periods of 2026 primarily due to the continued successful execution of enterprise initiatives and continued focus on the highly differentiated ITW Business Model.

Operating Revenue

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for discussion of changes in operating revenue for the third quarter and year-to-date periods of 2026 compared to 2025.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2026	2025	2026	2025
Operating Revenue	$4,236	$4,059	$12,553	$11,951
Cost of revenue	$2,326	$2,253	$6,985	$6,685
Percent of operating revenue	54.9%	55.5%	55.6%	55.9%
Selling, administrative, and research and development expenses	$717	$676	$2,174	$2,075
Percent of operating revenue	16.9%	16.6%	17.3%	17.4%
Amortization and impairment of intangible assets	$16	$18	$50	$60
Percent of operating revenue	0.4%	0.5%	0.4%	0.5%

Cost of revenue increased 3.2% and 4.5% in the third quarter and year-to-date periods of 2026, respectively, primarily due to higher revenue and higher employee-related expenses. Cost of revenue as a percent of operating revenue was lower in the third quarter and year-to-date periods of 2026 as benefits from the Company's enterprise initiatives were partially offset by higher employee-related expenses.

Selling, administrative, and research and development expenses increased 6.1% and 4.8% in the third quarter and year-to-date periods of 2026, respectively. In the third quarter, Selling, administrative, and research and development expenses as a percent of operating revenue was higher in 2026 primarily due to higher employee-related expenses and selling and advertising expenses, partially offset by benefits from the Company's enterprise initiatives. In the year-to-date period, Selling, administrative, and research and development expenses as a percent of operating revenue were lower in 2026 primarily due to benefits from the Company's enterprise initiatives, partially offset by higher selling, advertising and employee-related expenses as well as higher research and development expenses.

Amortization and impairment of intangible assets was lower in the third quarter and year-to-date periods of 2026 primarily due to fully amortized intangible assets.

Refer to the "Results of Operations for Total Company" and the "Results of Operations by Segment" sections for additional discussion of operating results for the third quarter and year-to-date periods of 2026 compared to 2025.

RESULTS OF OPERATIONS FOR TOTAL COMPANY

The Company's consolidated results of operations for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$4,236	$4,059	4.4%	3.8%	0.3%	—%	0.3%	4.4%
Operating income	$1,177	$1,112	5.9%	4.6%	(0.1)%	1.0%	0.4%	5.9%
Operating margin %	27.8%	27.4%	40 bps	20 bps	(10) bps	30 bps	—	40 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$12,553	$11,951	5.0%	2.9%	0.3%	—%	1.8%	5.0%
Operating income	$3,344	$3,131	6.8%	4.3%	(0.1)%	0.8%	1.8%	6.8%
Operating margin %	26.6%	26.2%	40 bps	30 bps	(10) bps	20 bps	—	40 bps

•Operating revenue grew in the third quarter and year-to-date periods due to higher organic and acquisition revenues and the favorable effect of foreign currency translation.
•Organic revenue increased 3.8% in the third quarter and 2.9% in the year-to-date period primarily due to growth in the Test & Measurement and Electronics, Polymers & Fluids and Welding segments, partially offset by a decline in the Automotive OEM and Specialty Products segments. Organic revenue for the Food Equipment segment increased in the third quarter and declined in the year-to-date period. Organic revenue for the Construction Products segment declined in the third quarter and was flat in the year-to-date period. Product line simplification activities reduced organic revenue by 40 basis points in the third quarter and 60 basis points in the year-to-date period.
◦North American organic revenue grew 6.0% in the third quarter and 4.6% in the year-to-date period as growth in the Test & Measurement and Electronics, Welding and Polymers & Fluids segments was partially offset by a decrease in the Food Equipment and Automotive OEM segments. Organic revenue for the Specialty Products segment increased in the third quarter and declined in the year-to-date period. Organic revenue for the Construction Products segment declined in the third quarter and grew in the year-to-date period.
◦Europe, Middle East and Africa organic revenue decreased 0.4% in the third quarter as a decline in the Automotive OEM, Specialty Products and Construction Products segments was partially offset by growth in the Food Equipment, Polymers & Fluids, Test & Measurement and Electronics and Welding segments. In the year-to-date period, organic revenue declined 0.8% as a decrease in the Automotive OEM, Test & Measurement and Electronics, Specialty Products, Construction Products and Welding segments was partially offset by growth in the Food Equipment and Polymers & Fluids segments.
◦Asia Pacific organic revenue grew 3.4% in the third quarter and 3.8% in the year-to-date period primarily due to growth in the Test & Measurement and Electronics segment. Organic revenue in China decreased 2.3% in the third quarter, which had a challenging comparison in the prior year third quarter of 10.1% growth, as a decline in the Test & Measurement and Electronics, Automotive OEM, Specialty Products, Polymers & Fluids and Construction Products segments was partially offset by growth in the Food Equipment and Welding segments. In the year-to-date period, organic revenue in China declined 0.2%, which had a challenging comparison in the prior year of 12.2%, as a decrease in the Automotive OEM, Specialty Products, Polymers & Fluids and Construction Products segments was partially offset by growth in the Test & Measurement and Electronics, Food Equipment and Welding segments.
•Operating income of $1.2 billion and $3.3 billion in the third quarter and year-to-date periods, respectively, increased 5.9% and 6.8%, respectively, compared to the prior year primarily due to higher organic revenue, lower restructuring expenses and the favorable effect of foreign currency translation.
•Operating margin was 27.8% in the third quarter. The increase of 40 basis points was primarily due to benefits from the Company's enterprise initiatives of 130 basis points, positive operating leverage of 80 basis points and favorable price/cost of 40 basis points, partially offset by higher overhead costs, including higher employee-related expenses.
•In the year-to-date period, operating margin of 26.6% increased 40 basis points primarily due to benefits from the Company's enterprise initiatives of 120 basis points and positive operating leverage of 60 basis points, partially offset by higher overhead costs, including higher employee-related expenses.
•The Company's effective tax rate for the third quarter of 2026 and 2025 was 24.4% and 21.8%, respectively, and 23.3% and 22.7% for the year-to-date periods of 2026 and 2025, respectively. The effective tax rate for the year-to-date period of 2026 included a discrete tax benefit of $34 million in the first quarter of 2026 primarily related to the resolution of a U.S. tax audit. The effective tax rates for the third quarter and year-to-date periods of 2025 benefited from a discrete tax benefit of $43 million related to the estimated U.S. federal tax liability for 2024, partially offset by a $16 million discrete tax expense related primarily to the resolution of a foreign tax audit. Additionally, the effective tax rate for the year-to-date period of 2025 included a discrete tax benefit of $21 million in the first quarter of 2025 related to the reversal of a valuation allowance on net operating loss carryforwards. The effective tax rates for 2026 and 2025 also included excess tax benefits from stock-based compensation of $1 million and $2 million for the third quarter of 2026 and 2025, respectively, and $5 million and $7 million for the year-to-date periods of 2026 and 2025, respectively.

•Diluted earnings per share ("EPS") of $3.00 for the third quarter and $8.49 for the year-to-date period of 2026 increased 6.8% and 9.3%, respectively.
•The Company repurchased approximately 0.7 million and 5.0 million shares of its common stock in the third quarter and year-to-date periods of 2026, respectively, for approximately $187 million and $1.3 billion, respectively.

RESULTS OF OPERATIONS BY SEGMENT

Total operating revenue and operating income for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in millions	Operating Revenue		Operating Income		Operating Revenue		Operating Income
	2026	2025	2026	2025	2026	2025	2026	2025
Automotive OEM	$814	$830	$163	$182	$2,491	$2,461	$521	$513
Food Equipment	698	694	208	202	2,027	2,001	553	557
Test & Measurement and Electronics	819	698	235	177	2,303	2,036	592	473
Welding	513	477	186	156	1,569	1,428	527	468
Polymers & Fluids	477	441	149	126	1,405	1,308	415	361
Construction Products	472	473	141	149	1,424	1,389	427	424
Specialty Products	447	452	140	146	1,346	1,342	423	429
Total segments	4,240	4,065	1,222	1,138	12,565	11,965	3,458	3,225
Intersegment revenue	(4)	(6)	—	—	(12)	(14)	—	—
Unallocated	—	—	(45)	(26)	—	—	(114)	(94)
Total	$4,236	$4,059	$1,177	$1,112	$12,553	$11,951	$3,344	$3,131

Segments are allocated a fixed overhead charge based on the segment's revenue. Expenses not charged to the segments are reported separately as Unallocated. Because the Unallocated category includes a variety of items, it is subject to fluctuations on a quarterly and annual basis. Unallocated in the three and nine months ended September 30, 2026 included higher employee-related expenses as compared to the prior year.

AUTOMOTIVE OEM

This segment is a global, niche supplier to top tier OEMs, providing unique innovation to address pain points for sophisticated customers with complex problems. Businesses in this segment produce components and fasteners for automotive-related applications. This segment primarily serves the automotive OEMs and tiers market. Products in this segment include:

•plastic and metal components, fasteners and assemblies for automobiles, light trucks and other industrial uses.

The results of operations for the Automotive OEM segment for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$814	$830	(1.8)%	(2.1)%	—%	—%	0.3%	(1.8)%
Operating income	$163	$182	(9.8)%	(10.9)%	—%	1.0%	0.1%	(9.8)%
Operating margin %	20.1%	21.8%	(170) bps	(190) bps	—	20 bps	—	(170) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,491	$2,461	1.2%	(1.1)%	—%	—%	2.3%	1.2%
Operating income	$521	$513	1.7%	(2.5)%	—%	1.7%	2.5%	1.7%
Operating margin %	20.9%	20.8%	10 bps	(30) bps	—	40 bps	—	10 bps

•Operating revenue declined in the third quarter due to lower organic revenue, partially offset by the favorable effect of foreign currency translation. In the year-to-date period, operating revenue increased due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue decreased 2.1% in the third quarter and 1.1% in the year-to-date period compared to worldwide auto builds which declined 2% in the third quarter and 1% in the year-to-date period. Product line simplification activities reduced organic revenue by 60 basis points in the third quarter and 80 basis points in the year-to-date period.
◦North American organic revenue declined 1.1% and 1.6% in the third quarter and year-to-date periods, respectively, compared to North American auto builds which decreased 5% in the third quarter and 2% in the year-to-date period. Auto builds for the Detroit 3, where the Company has higher content, declined 7% in the third quarter and 2% in the year-to-date period. The business outperformed the market due to share gains and customer mix.
◦European organic revenue decreased 6.9% in the third quarter and 4.1% in the year-to-date period compared to European auto builds which grew 1% in the third quarter and year-to-date periods, primarily due to customer mix and product line simplification activities.
◦Asia Pacific organic revenue grew 1.6% and 2.5% in the third quarter and year-to-date periods, respectively, primarily due to market growth and penetration gains in India. Organic revenue in China decreased 1.4% and 1.3% in the third quarter and year-to-date periods, respectively, compared to China auto builds which declined 6% in the third quarter and 6% in the year-to-date period. Auto builds of foreign automotive manufacturers in China decreased 39% in the third quarter and 28% in the year-to-date period. The business outperformed the market primarily due to customer mix including continued growth in the electric vehicle end market.
•Operating margin was 20.1% in the third quarter. The decrease of 170 basis points was primarily due to unfavorable price/cost of 100 basis points, higher overhead costs, including higher employee-related expenses, and unfavorable operating leverage of 40 basis points, partially offset by benefits from the Company's enterprise initiatives.
•In the year-to-date period, operating margin of 20.9% increased 10 basis points primarily due to benefits from the Company's enterprise initiatives and lower restructuring expenses of 40 basis points, partially offset by higher overhead costs, including higher employee-related expenses, unfavorable price/cost of 70 basis points and unfavorable operating leverage of 20 basis points.

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

The results of operations for the Food Equipment segment for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$698	$694	0.7%	0.5%	—%	—%	0.2%	0.7%
Operating income	$208	$202	2.8%	2.3%	—%	0.2%	0.3%	2.8%
Operating margin %	29.8%	29.2%	60 bps	50 bps	—	10 bps	—	60 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,027	$2,001	1.3%	(0.7)%	—%	—%	2.0%	1.3%
Operating income	$553	$557	(0.7)%	(2.8)%	—%	0.3%	1.8%	(0.7)%
Operating margin %	27.3%	27.8%	(50) bps	(60) bps	—	10 bps	—	(50) bps

•Operating revenue grew in the third quarter due to higher organic revenue and the favorable effect of foreign currency translation. In the year-to-date period, operating revenue increased due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue increased 0.5% in the third quarter as equipment organic revenue declined 1.8% and service organic revenue increased 4.6%. In the year-to-date period, organic revenue declined 0.7% as equipment organic revenue decreased 3.3% and service organic revenue grew 4.3%.
◦North American organic revenue decreased 2.8% in the third quarter and 3.6% in the year-to-date period. Equipment organic revenue declined 6.9% and 8.3% in the third quarter and year-to-date periods, respectively, primarily due to lower demand in the institutional end market and independent and quick service restaurants within the noninstitutional end market, partially offset by higher demand in the food retail end market. Service organic revenue increased 4.1% in the third quarter and 4.4% in the year-to-date period.
◦International organic revenue grew 5.4% in the third quarter. Equipment organic revenue increased 5.5% primarily due to higher demand in the European warewash, cooking and refrigeration end markets and higher demand in Asia. Service organic revenue grew 5.5%. In the year-to-date period, international organic revenue increased 3.9%. Equipment organic revenue grew 3.8% primarily driven by higher demand in the European warewash end market and higher demand in Asia, partially offset by lower demand in the European cooking and refrigeration end markets. Service organic revenue increased 4.1%.
•Operating margin was 29.8% in the third quarter. The increase of 60 basis points was primarily due to benefits from the Company's enterprise initiatives and favorable price/cost of 120 basis points, partially offset by higher employee-related expenses and product mix.
•In the year-to-date period, operating margin of 27.3% decreased 50 basis points primarily due to higher employee-related expenses and product mix, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 50 basis points.

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

The results of operations for the Test & Measurement and Electronics segment for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$819	$698	17.3%	15.8%	1.8%	—%	(0.3)%	17.3%
Operating income	$235	$177	32.2%	30.3%	(0.6)%	2.2%	0.3%	32.2%
Operating margin %	28.7%	25.4%	330 bps	320 bps	(60) bps	50 bps	20 bps	330 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$2,303	$2,036	13.1%	10.3%	1.6%	—%	1.2%	13.1%
Operating income	$592	$473	25.2%	22.8%	(0.4)%	1.5%	1.3%	25.2%
Operating margin %	25.7%	23.2%	250 bps	270 bps	(50) bps	30 bps	—	250 bps

•Operating revenue grew in the third quarter due to higher organic and acquisition revenues, partially offset by the unfavorable effect of foreign currency translation. In the year-to-date period, operating revenue increased due to higher organic and acquisition revenues and the favorable effect of foreign currency translation.
•On October 1, 2025, the Company completed the acquisition of one business in the Test & Measurement and Electronics segment for $120 million, net of cash acquired. Refer to Note 2. Acquisitions in Item 1. Financial Statements for further information regarding this acquisition.
•Organic revenue increased 15.8% in the third quarter and 10.3% in the year-to-date period primarily due to higher demand in the semiconductor and electronics end markets.
◦Organic revenue for the test and measurement businesses increased 8.1% in the third quarter and 4.7% in the year-to-date period primarily driven by higher demand in the semiconductor end market, primarily in North America and Asia Pacific, partially offset by a decline in the MTS Test & Simulation business.
◦Electronics organic revenue grew 30.5% in the third quarter and 20.7% in the year-to-date period primarily due to higher demand in the semiconductor end market. The electronics assembly businesses grew 86.0% in the third quarter and 53.5% in the year-to-date period due to higher demand across all major regions. The other electronics businesses, which include contamination control, static control and pressure sensitive adhesives, increased 10.8% in the third quarter and 9.2% in the year-to-date period primarily due to growth in North America and Asia Pacific.
•Operating margin was 28.7% in the third quarter. The increase of 330 basis points was primarily due to positive operating leverage of 370 basis points, favorable price/cost of 110 basis points and benefits from the Company's enterprise initiatives, partially offset by higher overhead costs, including higher employee-related expenses, and the dilutive impact of 60 basis points from an acquisition.
•In the year-to-date period, operating margin of 25.7% increased 250 basis points primarily due to positive operating leverage of 260 basis points, benefits from the Company's enterprise initiatives and favorable price/cost of 40 basis points, partially offset by higher overhead costs, including higher employee-related expenses, and the dilutive impact of 50 basis points from an acquisition.

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

•arc welding equipment; and
•metal arc welding consumables and related accessories.

The results of operations for the Welding segment for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$513	$477	7.3%	6.9%	—%	—%	0.4%	7.3%
Operating income	$186	$156	19.3%	18.2%	—%	0.7%	0.4%	19.3%
Operating margin %	36.3%	32.6%	370 bps	350 bps	—	20 bps	—	370 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,569	$1,428	9.8%	9.0%	—%	—%	0.8%	9.8%
Operating income	$527	$468	12.5%	12.3%	—%	(0.3)%	0.5%	12.5%
Operating margin %	33.6%	32.8%	80 bps	100 bps	—	(10) bps	(10) bps	80 bps

•Operating revenue grew in the third quarter and year-to-date periods due to higher organic revenue, despite temporary disruptions resulting from a severe weather event in the third quarter, and the favorable effect of foreign currency translation.
•Organic revenue increased 6.9% in the third quarter as equipment and consumables grew 5.2% and 10.0%, respectively. In the year-to-date period, organic revenue grew 9.0% as equipment and consumables increased 10.7% and 6.1%, respectively.
◦North American organic revenue increased 7.7% primarily due to growth in both the industrial and commercial end markets of 5.6% and 3.8%, respectively. In the year-to-date period, organic revenue grew 11.5% primarily due to growth in the industrial and commercial end markets of 9.8% and 7.9%, respectively. The growth in both periods was primarily due to higher demand in the infrastructure, energy, semiconductor, aerospace and defense end markets.
◦International organic revenue grew 3.0% in the third quarter due to growth in Asia Pacific and Europe. In the year-to-date period, international organic revenue decreased 3.3% primarily due to lower demand in Asia Pacific and Europe.
•Operating margin was 36.3% in the third quarter. The increase of 370 basis points was primarily due to an insurance recovery related to the severe weather event, while higher employee-related expenses and unfavorable price/cost of 10 basis points partially offset positive operating leverage of 130 basis points and benefits from the Company's enterprise initiatives.
•In the year-to-date period, operating margin of 33.6% increased 80 basis points primarily due to an insurance recovery related to the severe weather event in the third quarter, while higher employee-related expenses and unfavorable price/cost of 20 basis points partially offset positive operating leverage of 140 basis points and benefits from the Company's enterprise initiatives.

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
•fillers and putties for auto body repair; and
•polyester coatings and patch and repair products for the marine industry.

The results of operations for the Polymers & Fluids segment for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$477	$441	8.1%	8.2%	—%	—%	(0.1)%	8.1%
Operating income	$149	$126	18.7%	17.5%	—%	1.2%	—%	18.7%
Operating margin %	31.3%	28.5%	280 bps	240 bps	—	40 bps	—	280 bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,405	$1,308	7.4%	5.8%	—%	—%	1.6%	7.4%
Operating income	$415	$361	15.1%	13.2%	—%	0.3%	1.6%	15.1%
Operating margin %	29.6%	27.6%	200 bps	190 bps	—	10 bps	—	200 bps

•Operating revenue grew in the third quarter primarily due to higher organic revenue. In the year-to-date period, operating revenue increased due to higher organic revenue and the favorable effect of foreign currency translation.
•Organic revenue increased 8.2% in the third quarter and 5.8% in the year-to-date period due to higher demand across all major regions. Product line simplification activities reduced organic revenue by 30 basis points and 40 basis points in the third quarter and year-to-date periods, respectively.
◦Organic revenue for the automotive aftermarket businesses increased 5.9% in the third quarter primarily due to higher demand in the car care, engine and body repair businesses in North America and the tire repair business in Asia Pacific, partially offset by lower demand in the tire repair business in North America and Europe. In the year-to-date period, organic revenue grew 5.4% primarily due to higher demand in the car care and engine repair businesses in North America and the tire repair business in Asia Pacific and Europe, partially offset by lower demand in body and tire repair businesses in North America.
◦Organic revenue for the polymers businesses increased 11.8% in the third quarter and 6.4% in the year-to-date period due to an increase across all major regions.
◦Organic revenue for the fluids businesses grew 9.0% and 5.8% in the third quarter and year-to-date periods, respectively, primarily driven by higher demand in the general industrial end market in North America and the biopharmaceutical end market in Europe.
•Operating margin was 31.3% in the third quarter. The increase of 280 basis points was primarily due to favorable price/cost of 170 basis points, positive operating leverage of 140 basis points and benefits from the Company's enterprise initiatives, partially offset by higher employee-related expenses.
•In the year-to-date period, operating margin of 29.6% increased 200 basis points primarily due to benefits from the Company's enterprise initiatives, positive operating leverage of 110 basis points and favorable price/cost of 50 basis points, partially offset by higher employee-related expenses.

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

The results of operations for the Construction Products segment for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$472	$473	—%	(0.8)%	—%	—%	0.8%	—%
Operating income	$141	$149	(5.2)%	(7.4)%	—%	1.6%	0.6%	(5.2)%
Operating margin %	29.9%	31.6%	(170) bps	(210) bps	—	40 bps	—	(170) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,424	$1,389	2.6%	—%	—%	—%	2.6%	2.6%
Operating income	$427	$424	0.6%	(2.2)%	—%	0.9%	1.9%	0.6%
Operating margin %	30.0%	30.6%	(60) bps	(70) bps	—	20 bps	(10) bps	(60) bps

•Operating revenue was flat in the third quarter as the favorable effect of foreign currency translation offset lower organic revenue. In the year-to-date period, operating revenue increased due to the favorable effect of foreign currency translation.
•Organic revenue decreased 0.8% in the third quarter primarily due to lower demand in Europe and North America. In the year-to-date period, organic revenue was flat as higher demand in North America and Asia Pacific offset lower demand in Europe. Product line simplification activities reduced organic revenue by 20 basis points in the third quarter and year-to-date periods.
◦North American organic revenue decreased 0.4% in the third quarter primarily due to a decline in the United States residential end market of 3.1%, partially offset by an increase of 18.7% in the United States commercial end market. In the year-to-date period, organic revenue grew 0.6% primarily due to growth of 10.2% in the commercial end market, partially offset by lower demand in the residential end market and in Canada of 0.6% and 2.1%, respectively.
◦International organic revenue decreased 1.2% in the third quarter and 0.7% in the year-to-date period. European organic revenue declined 2.2% and 1.4% in the third quarter and year-to-date periods, respectively, primarily due to lower demand in the residential end market, partially offset by higher demand in the commercial end market. Asia Pacific organic revenue was flat in the third quarter and grew 0.2% in the year-to-date period with higher demand in the Australia and New Zealand residential end markets in both respective periods.
•Operating margin was 29.9% in the third quarter. The decrease of 170 basis points was primarily due to higher employee-related expenses and unfavorable price/cost of 60 basis points, partially offset by benefits from the Company's enterprise initiatives and lower restructuring expenses of 40 basis points.
•In the year-to-date period, operating margin of 30.0% decreased 60 basis points primarily due to higher employee-related expenses and unfavorable price/cost of 30 basis points, partially offset by benefits from the Company's enterprise initiatives.

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
•airport ground support equipment; and
•components for medical devices.

The results of operations for the Specialty Products segment for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$447	$452	(1.1)%	(1.2)%	—%	—%	0.1%	(1.1)%
Operating income	$140	$146	(4.0)%	(4.6)%	—%	0.4%	0.2%	(4.0)%
Operating margin %	31.4%	32.3%	(90) bps	(110) bps	—	20 bps	—	(90) bps

	Nine Months Ended
Dollars in millions	September 30,			Components of Increase (Decrease)
	2026	2025	Inc (Dec)	Organic	Acquisition/ Divestiture	Restructuring	Foreign Currency	Total
Operating revenue	$1,346	$1,342	0.3%	(1.4)%	—%	—%	1.7%	0.3%
Operating income	$423	$429	(1.3)%	(3.9)%	—%	0.7%	1.9%	(1.3)%
Operating margin %	31.4%	32.0%	(60) bps	(90) bps	—	30 bps	—	(60) bps

•Operating revenue declined in the third quarter primarily due to lower organic revenue. In the year-to-date period, operating revenue increased due to the favorable effect of foreign currency translation, partially offset by lower organic revenue.
•Organic revenue decreased 1.2% in the third quarter as equipment sales declined 15.1% compared to the prior year period which benefitted from 14.2% growth, partially offset by consumables which increased 3.2%. In the year-to-date period, organic revenue declined 1.4% as equipment sales decreased 8.3%, partially offset by consumables which grew 0.7%. Product line simplification activities reduced organic revenue by 130 basis points and 160 basis points in the third quarter and year-to-date periods, respectively.
◦North American organic revenue increased 2.7% in the third quarter primarily driven by growth in the consumer packaging, specialty films and ground support equipment businesses, partially offset by a decline in the appliance and marking coding businesses. In the year-to-date period, organic revenue declined 0.4% primarily driven by a decrease in the appliance, marking coding, graphics and ground support equipment businesses, partially offset by growth in the filter medical and specialty films businesses.
◦International organic revenue declined 8.1% in the third quarter primarily due to a decline in the European ground support equipment and graphics businesses and lower demand in Asia Pacific, partially offset by higher demand in the specialty films business. In the year-to-date period, organic revenue decreased 3.1% primarily due to lower demand in the graphics and appliance businesses in Europe and Asia, partially offset by growth in the European specialty films and filter medical businesses.
•Operating margin was 31.4% in the third quarter. The decrease of 90 basis points was primarily due to higher employee-related expenses and unfavorable operating leverage of 20 basis points, partially offset by benefits from the Company's enterprise initiatives and favorable price/cost of 60 basis points.

•In the year-to-date period, operating margin of 31.4% decreased 60 basis points primarily due to higher employee-related expenses, unfavorable price/cost of 40 basis points and unfavorable operating leverage of 30 basis points, partially offset by benefits from the Company's enterprise initiatives and lower restructuring expenses of 30 basis points.

OTHER FINANCIAL HIGHLIGHTS

•Interest expense was $83 million and $235 million in the third quarter and year-to-date periods of 2026, respectively, versus $75 million and $217 million in the third quarter and year-to-date periods of 2025, respectively. Refer to Note 9. Debt in Item 1. Financial Statements for further information regarding the Company's outstanding debt.
•Other income (expense) was income of $37 million in the third quarter of 2026 versus $12 million in the prior year period and $69 million in the year-to-date period of 2026 versus $28 million in the prior year period. The increase in both respective periods was primarily due to gains on disposal of assets and lower foreign currency transaction losses in 2026 compared to 2025.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1. Significant Accounting Policies in Item 1. Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are free cash flow and short-term credit facilities. As of September 30, 2026, the Company had $809 million of cash and equivalents on hand and no outstanding borrowings under its $3.0 billion revolving credit facility. The Company also has maintained strong access to public debt markets. Management believes that these sources are sufficient to service debt and to finance the Company's capital allocation priorities, which include:

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

Cash Flow

The Company uses free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. The Company believes this non-GAAP financial measure is useful to investors in evaluating the Company's financial performance and measures the Company's ability to generate cash internally to fund Company initiatives. Free cash flow represents net cash provided by operating activities less additions to plant and equipment. Free cash flow is a measurement that is not the same as net cash flow from operating activities per the statement of cash flows and may not be consistent with similarly titled measures used by other companies. Summarized cash flow information for the third quarter and year-to-date periods of 2026 and 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Net cash provided by operating activities	$953	$1,021	$2,299	$2,163
Additions to plant and equipment	(102)	(117)	(289)	(314)
Free cash flow	$851	$904	$2,010	$1,849

Cash dividends paid	$(458)	$(438)	$(1,386)	$(1,318)
Repurchases of common stock	(187)	(375)	(1,312)	(1,125)
Acquisition of businesses (excluding cash and equivalents)	—	—	—	1
Net proceeds from (repayments of) debt	(274)	25	581	489
Other, net	31	14	53	41
Effect of exchange rate changes on cash and equivalents	7	6	12	39
Net increase (decrease) in cash and equivalents	$(30)	$136	$(42)	$(24)

Stock Repurchase Programs

On August 4, 2023, the Company announced that its Board of Directors approved a new authorization for the Company to repurchase up to $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). The Company repurchased 0.7 million shares of its common stock at an average price of $278.04 and 1.5 million shares of its common stock at an average price of $260.58 during the three months ended September 30, 2026 and 2025, respectively. The Company repurchased 5.0 million shares of its common stock at an average price of $262.89 and 4.5 million shares of its common stock at an average price of $252.68 during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there were $678 million of authorized repurchases remaining under the 2023 Program.

On August 7, 2026, the Company announced that its Board of Directors approved a new authorization for the Company to repurchase up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the "2026 Program"). As of September 30, 2026, there were $6.0 billion of authorized repurchases remaining under the 2026 Program.

After-tax Return on Average Invested Capital

The Company uses after-tax return on average invested capital ("After-tax ROIC") to measure the effectiveness of its operations' use of invested capital to generate profits. After-tax ROIC is not defined under U.S. generally accepted accounting principles ("GAAP"). After-tax ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company's ability to generate returns from cash invested in its operations and may be different than the method used by other companies to calculate After-tax ROIC. The Company defines After-tax ROIC as operating income after taxes divided by average invested capital, which is annualized when presented in interim periods. Operating income after taxes is a non-GAAP measure consisting of net income before interest expense and other income (expense), on an after-tax basis, which are excluded as they do not represent returns generated by the Company's operations. For comparability, the Company also excluded the discrete tax benefit of $34 million in the first quarter of 2026 from net income and the effective tax rate for the nine months ended September 30, 2026. Additionally, for comparability, the Company also excluded the net discrete tax benefit of $27 million in the third quarter of 2025 from net income and the effective tax rate for the three and nine months ended September 30, 2025. Also, for comparability, the Company excluded the discrete tax benefit of $21 million in the first quarter of 2025 from net income and the effective tax rate for the nine months ended September 30, 2025. Total invested capital represents the net assets of the Company, other than cash and equivalents and outstanding debt which do not represent capital investment in the Company's operations. The most comparable GAAP measure to operating income after taxes is net income. Net income to average invested capital and After-tax ROIC for the third quarter and year-to-date periods of 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2026	2025	2026	2025
Numerator:
Net Income	$855	$821	$2,438	$2,276
Discrete tax benefit related to the first quarter 2026	—	—	(34)	—
Net discrete tax benefit related to the third quarter 2025	—	(27)	—	(27)
Discrete tax benefit related to the first quarter 2025	—	—	—	(21)
Interest expense, net of tax (1)	63	57	178	165
Other (income) expense, net of tax (1)	(28)	(10)	(52)	(22)
Operating income after taxes	$890	$841	$2,530	$2,371

Denominator:
Invested capital:
Cash and equivalents	$809	$924	$809	$924
Trade receivables	3,516	3,255	3,516	3,255
Inventories	1,823	1,725	1,823	1,725
Net plant and equipment	2,254	2,203	2,254	2,203
Goodwill and intangible assets	5,616	5,568	5,616	5,568
Accounts payable and accrued expenses	(2,258)	(2,175)	(2,258)	(2,175)
Debt	(9,372)	(8,942)	(9,372)	(8,942)
Other, net	754	651	754	651
Total net assets (stockholders' equity)	3,142	3,209	3,142	3,209
Cash and equivalents	(809)	(924)	(809)	(924)
Debt	9,372	8,942	9,372	8,942
Total invested capital	$11,705	$11,227	$11,705	$11,227

Average invested capital (2)	$11,728	$11,293	$11,587	$10,863

Net income to average invested capital (3)	29.1%	29.1%	28.1%	27.9%
After-tax return on average invested capital (3)	30.3%	29.8%	29.1%	29.1%

(1)    Effective tax rate used for interest expense and other (income) expense for the three months ended September 30, 2026 and 2025 was 24.4% and 24.3%, respectively. Effective tax rate used for interest expense and other (income) expense for the nine months ended September 30, 2026 and 2025 was 24.3% in both periods.

(2)    Average invested capital is calculated using the total invested capital balances at the start of the period and at the end of each quarter within each of the periods presented.

(3)    Returns for the three months ended September 30, 2026 and 2025 were converted to an annual rate by multiplying the calculated return by 4. Returns for the nine months ended September 30, 2026 and 2025 were converted to an annual rate by dividing the calculated return by 3 and multiplying it by 4.

A reconciliation of the tax rate for the nine month period ended September 30, 2026, excluding the first quarter 2026 discrete tax benefit of $34 million primarily related to the resolution of a U.S. tax audit, is as follows:

	Nine Months Ended
	September 30, 2026
Dollars in millions	Income Taxes	Tax Rate
As reported	$740	23.3%
Discrete tax benefit related to the first quarter 2026	34	1.0%
As adjusted	$774	24.3%

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

Working Capital

Management uses working capital as a measurement of the short-term liquidity of the Company. Net working capital as of September 30, 2026 and December 31, 2025 is summarized as follows:

In millions	September 30, 2026	December 31, 2025	Increase/ (Decrease)
Current assets:
Cash and equivalents	$809	$851	$(42)
Trade receivables	3,516	3,227	289
Inventories	1,823	1,659	164
Prepaid expenses and other current assets	450	463	(13)
Total current assets	6,598	6,200	398
Current liabilities:
Short-term debt	2,219	2,286	(67)
Accounts payable and accrued expenses	2,258	2,158	100
Other	623	682	(59)
Total current liabilities	5,100	5,126	(26)
Net working capital	$1,498	$1,074	$424

As of September 30, 2026, a significant portion of the Company's cash and equivalents was held by international subsidiaries. Cash and equivalents held internationally are typically used for international operating needs or reinvested to fund expansion of existing international businesses. International funds may also be used to fund international acquisitions or, if not considered permanently invested, may be repatriated to the U.S. and subject to foreign withholding taxes. The Company has accrued for foreign withholding taxes related to foreign held cash and equivalents that are not permanently invested.

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

Debt

Total debt as of September 30, 2026 and December 31, 2025 was as follows:

In millions	September 30, 2026	December 31, 2025
Short-term debt	$2,219	$2,286
Long-term debt	7,153	6,683
Total debt	$9,372	$8,969

Short-term debt included commercial paper of $369 million and $1.3 billion as of September 30, 2026 and December 31, 2025, respectively. The weighted-average interest rate on commercial paper as of September 30, 2026 and December 31, 2025 was 3.99% and 3.84%, respectively. Short-term debt also included $1.0 billion and $999 million as of September 30, 2026 and December 31, 2025, respectively, related to the 2.65% notes due November 15, 2026, which were reclassified from Long-term debt to Short-term debt in the fourth quarter of 2025. Additionally, Short-term debt as of September 30, 2026 included $850 million outstanding under the Company's Euro-denominated credit agreement entered into on May 5, 2023 (the "Euro Credit Agreement") with an interest rate of 3.25%. The Euro Credit Agreement was reclassified from Long-term debt to Short-term debt in the third quarter of 2026.

On February 24, 2025, the Company entered into an amendment to the Euro Credit Agreement to extend the termination date from April 30, 2025 to February 28, 2027, with an option to further extend the termination date to September 15, 2027. The amendment also decreased the interest rate spread applicable to the loans from 0.75% to 0.70% and removed the option for a one-month interest period. As of December 31, 2025, the Company had $881 million outstanding under the Euro Credit

Agreement with an interest rate of 2.77%, which was included in Long-term debt. The Company intends to exercise its option to extend the termination date to September 15, 2027.

On February 20, 2026, the Company entered into a $3.0 billion, five-year revolving credit facility with a termination date of February 20, 2031, which is available to provide additional liquidity, including to support the potential issuances of commercial paper. This agreement replaced the existing $3.0 billion, five-year revolving credit facility with a termination date of October 21, 2027. No amounts were outstanding under the revolving credit facility as of September 30, 2026 or December 31, 2025.

On August 13, 2026, the Company issued $1.5 billion of 4.65% notes due August 13, 2029 at 99.748% of face value. Proceeds from the issuance were used to repay a portion of the indebtedness under the Company's commercial paper program.

Total Debt to EBITDA

The Company uses the ratio of total debt to EBITDA as a measure of its ability to repay its outstanding debt obligations. EBITDA and the ratio of total debt to EBITDA are non-GAAP financial measures. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company's long term financial liquidity and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by net income before interest expense, other income (expense), income taxes, depreciation, and amortization and impairment of intangible assets on a trailing twelve month basis. Total debt to EBITDA for the trailing twelve month periods ended September 30, 2026 and December 31, 2025 was as follows:

Dollars in millions	September 30, 2026	December 31, 2025
Total debt	$9,372	$8,969

Net income	$3,228	$3,066
Add:
Interest expense	310	292
Other (income) expense	(83)	(42)
Income taxes	974	900
Depreciation	330	317
Amortization and impairment of intangible assets	70	80
EBITDA	$4,829	$4,613
Total debt to EBITDA ratio	1.9	1.9

Stockholders' Equity

The changes to stockholders' equity during the year-to-date period ended September 30, 2026 were as follows:

In millions
Total stockholders' equity, December 31, 2025	$3,226
Net income	2,438
Repurchases of common stock	(1,312)
Dividends declared	(1,411)
Other comprehensive income (loss)	109
Other, net	92
Total stockholders' equity, September 30, 2026	$3,142

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "intend," "may," "strategy," "prospects," "estimate," "will," "should," "could," "project," "target," "anticipate," "guidance," "forecast," and other similar words, and may include, without limitation, statements regarding the duration and potential effects of global supply chain challenges, the current and expected impact of U.S. trade policy, including tariffs and related retaliatory countermeasures, future financial and operating performance, free cash flow, economic and regulatory conditions in various geographic regions, the impact of foreign currency fluctuations, the timing and amount of benefits from the Company's enterprise strategy initiatives, the timing and amount of dividends and share repurchases, the protection of the Company's intellectual property, the likelihood of future goodwill or intangible asset impairment charges, the impact of adopting new accounting pronouncements, the adequacy of internally generated funds and credit facilities to service debt and finance the Company's capital allocation priorities, the sufficiency of U.S. generated cash to fund cash requirements in the U.S., the cost and availability of additional financing, the availability of raw materials and energy and the impact of raw material cost inflation, the Company's portion of future benefit payments related to pension and postretirement benefits, the Company's information technology infrastructure, potential acquisitions and divestitures and the expected performance of acquired businesses and impact of divested businesses, the impact of U.S. and global tax legislation and the estimated timing and amount related to the resolution of tax matters, the cost of compliance with environmental regulations, the impact of interest rate changes, the impact of the failure of the Company's employees to comply with applicable laws and regulations, and the outcome of outstanding legal proceedings. These statements are subject to certain risks, uncertainties, and other factors, which could cause actual results to differ materially from those anticipated. Important risks that may influence future results include (1) weaknesses or downturns in the markets served by the Company, (2) changes or deterioration in international and domestic political and economic conditions, such as the Russia and Ukraine conflict, the conflict in Iran, or U.S.-China trade relations and the impact of related economic and other sanctions, (3) the unfavorable impact of foreign currency fluctuations, (4) the Company's enterprise strategy initiatives may not have the desired impact on organic revenue growth, (5) market conditions and cost and availability of financing to fund the Company's share repurchases, (6) a delay or decrease in the introduction of new products into the Company's product lines, (7) any failure to protect the Company's intellectual property, (8) potential negative impact of impairments to goodwill and other intangible assets on the Company's return on invested capital, financial condition or results of operations, (9) raw material price increases and supply shortages or delays, (10) financial market risks to the Company's obligations under its defined benefit pension plans, (11) negative effects of service interruptions, data corruption, cyber-based attacks, security breaches of our technology networks and systems or those of our vendors and third-party service providers, or violations of data privacy laws, (12) the potential negative impact of acquisitions on the Company's profitability and returns, (13) potential negative effects of divestitures, including retained liabilities and unknown contingent liabilities, (14) impact of tax legislation and regulatory action and changing tax rates, (15) potential adverse outcomes in legal proceedings or enforcement actions, (16) uncertainties related to environmental regulation and the physical risks of climate change, (17) potential failure of the Company's employees, agents or business partners to comply with anti-bribery, competition, import/export, trade sanctions, data privacy, human rights and other laws, (18) public health crises and related government actions, and (19) increases in inflation or interest rates and the possibility of economic recession. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. These risks are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company's quantitative and qualitative disclosures about market risk, see Part I - Item 7A - Quantitative and Qualitative Disclosures About Market Risk in the Company's 2025 Annual Report on Form 10-K. Additionally, refer to Note 9. Debt and Note 10. Accumulated Other Comprehensive Income (Loss) in Item 1. Financial Statements for further information regarding the Company's outstanding debt and net investment hedge.

ITEM 4. Controls and Procedures

The Company's management, with the participation of the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of September 30, 2026. Based on such evaluation, the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer have concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2026 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2023, the Company announced that its Board of Directors approved a new authorization for the Company to repurchase up to $5.0 billion of the Company's common stock over an open-ended period of time (the "2023 Program"). As of September 30, 2026, there were $678 million of authorized repurchases remaining under the 2023 Program.

On August 7, 2026, the Company announced that its Board of Directors approved a new authorization for the Company to repurchase up to an additional $6.0 billion of the Company's common stock over an open-ended period of time (the "2026 Program"). As of September 30, 2026, there were $6.0 billion of authorized repurchases remaining under the 2026 Program.

Stock repurchase activity for the third quarter of 2026 was as follows:

In millions except per share amounts
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under Programs
July 2026	0.3	$276.32	0.3	$796
August 2026	0.2	$287.89	0.2	$6,731
September 2026	0.2	$268.85	0.2	$6,678
Total	0.7		0.7

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

4.1
Officers' Certificate dated August 13, 2026, establishing the terms, and setting forth the forms, of the 4.650% Notes due 2029, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 13, 2026 (Commission File No. 001-04797) and incorporated herein by reference.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

101
The following financial and related information from the Illinois Tool Works Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline Extensible Business Reporting Language (iXBRL) and submitted electronically herewith: (i) Statement of Income, (ii) Statement of Comprehensive Income, (iii) Statement of Financial Position, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows, and (vi) related Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLINOIS TOOL WORKS INC.

Dated:	October 28, 2026	By:	/s/ Matteo C. Pigozzo
Matteo C. Pigozzo
Vice President & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)